Form 10KT405
period 2000-12-31
AOL TIME WARNER INC
filed 2001-03-27
CIK 1105705

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      (MARK ONE)

              [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED

                                       OR

            [x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 001-15062
                              -------------------

                              AOL TIME WARNER INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

                    DELAWARE                                        13-4099534
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

      75 ROCKEFELLER PLAZA, NEW YORK, N.Y.                            10019
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 484-8000
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                              -------------------
          Common Stock, $.01 par value                       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [x]        No  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    As of the close of business on February 28, 2001, there were 4,248,098,682 shares of registrant's Common Stock and 171,185,826 shares of registrant's Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant's voting securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange Composite Tape on February 28, 2001) was approximately $179.56 billion.

                        DOCUMENTS INCORPORATED BY REFERENCE:

            DESCRIPTION OF DOCUMENT                           PART OF THE FORM 10-K
            -----------------------                           ---------------------
Portions of the Definitive Proxy Statement to be        Part III (Item 10 through Item 13)
used in connection with the registrant's 2001
Annual Meeting of Stockholders.

________________________________________________________________________________

                              AOL Time Warner Inc.
                          Corporate Organization Chart

Included in the Form 10-K for AOL Time Warner Inc. ("AOL Time Warner") is a chart illustrating AOL Time Warner's corporate organization, providing the following information:

AOL Time Warner Inc. owns 100% of each of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner").

America Online owns 100% of the America Online business.

Time Warner Inc. owns 100% of Turner Broadcasting System, Inc. (Networks and Filmed Entertainment - New Line) and 100% of Time Warner Companies, Inc.

Time Warner Companies, Inc. owns 100% of the Publishing division, TWI Cable and the AOL Time Warner General and Limited Partners.(1)

Time Warner Entertainment Company, L.P. ("TWE") is 25.51%-owned by the AT&T Limited Partner(2) and 74.49%-owned by the AOL Time Warner General and Limited Partners.(3)

TWE owns 100% of Time Warner Cable, Networks - HBO and The WB, and Filmed Entertainment-Warner Bros., and 64.8% of the TWE - A/N Partnership (Cable). The TWE - A/N Partnership is also 1.9%-owned by TWI Cable and 33-l/3% - owned by Advance/Newhouse.(4)

--------

(1) Time Warner Companies, Inc. directly or indirectly owns 100% of the capital stock of each of the AOL Time Warner General and Limited Partners.

(2)  Interest held by AT&T Corp.'s subsidiary, MediaOne TWE Holdings, Inc.

(3) Pro rata priority capital and residual equity interests. In addition, the AOL Time Warner General Partners own 100% of the priority capital interests that are junior to the pro rata priority capital interests. See Note 6 to Time Warner Inc.'s consolidated statements included in AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001 (filed February 9,
     2001).

(4) Direct or indirect common equity interests. In addition, TWI Cable indirectly owns preferred partnership interests.

                                     PART I

ITEM 1. BUSINESS

    AOL Time Warner Inc. (the 'Company' or 'AOL Time Warner') is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ('America Online') and Time Warner Inc. ('Time Warner') which was consummated on January 11, 2001 (the 'Merger' or the 'AOL-Time Warner merger'). As a result of the Merger, America Online and Time Warner each became wholly owned subsidiaries of AOL Time Warner. Accordingly, the following discussion will be of the businesses of AOL Time Warner, which comprise the combined businesses previously conducted by America Online and Time Warner. However, because the Merger was not consummated on or before December 31, 2000, in accordance with the applicable Federal securities regulations, the accompanying consolidated financial statements and management's discussion and analysis of results of operations and financial condition set forth on pages F-1 through F-52 reflect only the financial results of America Online, as predecessor to the Company.

    The Company classifies its business interests into the following fundamental areas:

  o America Online, consisting principally of interactive services, Web brands, Internet technologies and electronic commerce;

  o  Cable, consisting principally of interests in cable television systems;

  o Filmed Entertainment, consisting principally of interests in filmed entertainment and television production;

  o Networks, consisting principally of interests in cable television and broadcast television networks;

  o Music, consisting principally of interests in recorded music and music publishing; and

  o Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

    The Company has undertaken a number of business initiatives to advance cross-divisional activities, including cross-promotions of the Company's various businesses, cross-divisional advertising opportunities, and shared infrastructures. During 2000, each of the divisions entered into arrangements with America Online either for promotion of that division on the AOL service or of the AOL service on the division's property or to provide content on an AOL service, Web site or property. The Company expects to continue and expand such arrangements.

    For convenience, the terms the 'Registrant,' 'Company' and 'AOL Time Warner' are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

TWE

    Time Warner Entertainment Company, L.P. ('TWE') is a Delaware limited partnership that was formed in 1992 to own and operate substantially all of the business of Warner Bros., Home Box Office and the cable television businesses owned and operated by Time Warner prior to such date. Currently, the Company, through its wholly owned subsidiaries, owns general and limited partnership interests in 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital') of TWE and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. ('AT&T').

    The Company and AT&T have been engaged in discussions regarding AT&T's interest in TWE. In addition, AT&T has delivered to the Company and TWE notice of its exercise of certain rights under the TWE partnership agreement that could result in a public sale or the purchase by TWE of some or all of AT&T's interest in TWE. See 'Description of Certain Provisions of the TWE Partnership
Agreement -- Registration Rights' at page I-30 herein.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes certain 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are naturally subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth on pages F-16 through F-18 herein. AOL Time Warner is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

                                 AMERICA ONLINE

    America Online, a wholly owned subsidiary of the Company based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies, and electronic commerce services. America Online's operations include: two worldwide Internet services, the AOL service and the CompuServe service; 'AOL Anywhere' services; Netscape; AOL local brands such as Digital City, AOL Moviefone, and MapQuest; AOL messaging services such as ICQ and AOL Instant Messenger; and AOL music properties such as Spinner.com, Winamp and SHOUTcast. Utilizing its 'AOL Anywhere' strategy, key services, features and content of the AOL service are available through multiple platforms and devices. Through iPlanet E-Commerce Solutions, its strategic alliance with Sun Microsystems, Inc., America Online also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

                                THE AOL SERVICE

    The flagship AOL service, a subscription-based service with more than 26 million members at December 31, 2000, provides members with a global, interactive community offering a wide variety of content, features and tools. The range of content, features, and tools offered on the AOL service includes the following:

  o Online Community -- The AOL service promotes interactive community through electronic mail services, message boards, the Buddy List feature (for instant messaging) and public and private 'chat rooms.' 'You've Got Pictures' allows members to receive their developed photos online, share the photos with others via e-mail, organize and store photos online and order reprints and gifts.

  o Content -- Content on the AOL service is organized in a variety of ways for easy access by members, including channels, favorite places, toolbar icons and customization tools. Channels such as the following offer informational content and commerce and community opportunities: News, Sports, Travel, International, Personal Finance, Computer Center, Research & Learn, Autos, Entertainment, Games, House & Home, Shopping, Health, Careers & Work, Music, Parenting, Women, Teens, Kids Only and Local Guide. Content on the AOL service comes from diverse sources, including CBS News, Hachette Filipacchi Magazines, Time Inc. Magazines, Bloomberg and Business Week.

  o Customization and Control Features -- Members can customize their experience on the AOL service through features and tools such as an interactive calendar, 'My Places,' which allows customization of the Welcome Screen, a reminder service, Mail Controls, which allow members to limit who may send them e-mail and to block certain types of e-mail, and Favorite Places, which allows members to mark particular Web sites or AOL areas. Parental Controls help parents form their children's online experience and include tools that limit access to particular AOL areas, Web sites or to certain features.

  o Search Capability -- AOL Search enables AOL members to search the Internet and AOL's exclusive content without leaving the AOL service.

  o AOL Plus -- The AOL Plus feature provides additional multimedia online content to members connecting to the AOL service through high-speed broadband technologies, including DSL, cable, satellite and wireless technologies. The expanded content includes streaming audio, full-motion video, games and online catalogue shopping features.

AOL ANYWHERE

    Under its 'AOL Anywhere' strategy, America Online has taken steps to make the services, features and content of the AOL service and other properties available through multiple connections and devices in addition to personal computers, such as televisions, wireless telephones, hand-held and pocket devices, and specialized Internet appliances. America Online launched a number of key initiatives under AOL Anywhere in 2000, including the AOLTV service, AOLbyPhone, a voice portal that allows members to access e-mail via the telephone, and versions of its AOL service that are accessible on mobile platforms, such as mobile phones, pagers and handheld computer devices. In April 2000, America Online and Gateway announced the development of a family of specialized Internet appliances featuring the 'Instant AOL' service, a customized version of the standard AOL service. A countertop appliance was launched in the fall of 2000 and additional devices will include a wireless
Web pad and a desktop appliance.

    The AOL Anywhere Web site (http://www.aol.com) offers AOL members and other Internet users content, features and tools from the AOL service, including AOL Mail, AOL Search, the AOL Instant Messenger service, My News, a personalized news service, and My Calendar, a personalized calendar service.

    America Online launched the AOLTV service, an interactive television service for mass-market consumers, in the summer of 2000 in three initial markets -- Phoenix, Sacramento and Baltimore. With the AOLTV service, consumers can watch television using their existing signal and choose from a range of additional interactive features, such as e-mail, instant messaging, and chat, utilizing a set-top box and a wireless keyboard or universal remote control. The AOLTV service offers additional content provided by partners that complements the television programming and a program guide that organizes the television channels into different categories and allows users to select channels by clicking on words and graphics.

    The AOL mobile services deliver a variety of the AOL service's features and content to users of wireless devices, such as mobile phones, pagers and other handheld devices. The content and services include wireless access to e-mail, news, weather, sports and stock quotes, as well as content from America Online's other properties, such as Digital City, MapQuest.com and Moviefone. In the fall of 2000, America Online introduced the AOL Mobile Communicator service, which offers wireless access to e-mail and instant messaging using pager-sized two-way wireless devices. America Online also provides text entry solutions for wireless devices through its subsidiary, Tegic Communications, Inc. Tegic's leading product, the T9 Text Input software, enables individuals to send e-mail, short messaging services and instant messages, as well as perform other text-based functions and access the Internet, using the standard telephone keypad to enter words or sentences.

                             THE COMPUSERVE SERVICE

    The CompuServe service, with approximately 3 million members at December 31, 2000, targets the value-oriented portion of the U.S. market and the professional business-oriented market outside of the U.S. It is available in over 500 cities worldwide, including in the U.S., Canada and Europe. CompuServe offers three services -- CompuServe 2000, CompuServe 2000 Premier, which has been available with CompuServe's consumer electronic rebate program, and CompuServe Classic. Version 6.0 of CompuServe 2000, launched in January 2001, offers improvements such as enhanced e-mail applications, a built-in media player, the CompuServe Shopping Assistant, expanded personalization options, a more streamlined look and feel, and other enhancements. CompuServe has created a Custom Solutions group to develop and operate co-branded and custom versions of the CompuServe 2000 software. This group operates the Gateway.net Internet Service Provider. The Custom Solutions group also offers private label Internet solutions for strategic partners.

                                    NETSCAPE

NETSCAPE.COM

    Netscape (http://www.netscape.com) offers a variety of products and services, including news and information, opportunities to purchase goods and services, Internet site directories, software, software downloads, and product and technical support information. More than 36 million users have registered with

Netscape as of December 31, 2000. In the fall of 2000, Netscape launched Netscape Netbusiness (http://netbusiness.netscape.com/), an Internet site targeted to owners of small businesses that offers easy-to-use and fully customizable information resources, productivity and communications tools. Netscape's services include search and navigation services, such as SmartBrowsing; programming channels; communications and community services such as e-mail and message board services; personalization services, and opportunities for electronic commerce. CNN Interactive is now a premier news provider for Netscape. Netscape includes a co-branded version of the AOL Instant Messenger service and local content provided by Digital City. A Netscape-branded toolbar is included on the Company's Time, People, Money and Warner Bros. Web sites to enable visitors to the sites to access Netscape features such as instant messaging, e-mail and online searches.

NETSCAPE BROWSERS

    The next-generation Netscape 6 browser software was released in November 2000. Powered by Netscape's Gecko technology, which features a faster and more powerful browser engine technology, Netscape 6 allows individual developers to tailor the browser software to their own use, and it is designed to operate across multiple platforms, so that it can be deployed on a range of Internet devices. Gecko can run on multiple computing systems, including LINUX, Mac OS and Windows. The Netscape 6 browser software offers a number of new features, such as a customizable integrated search engine, and also integrates e-mail and instant messaging within the browser environment.

    Netscape also offers Netscape Communicator, a suite of open HTML-based client software that integrates browsing, e-mail, Web-based word processing and group scheduling that enables users to communicate, share and access information. The latest version, Communicator 4.75, was released in August 2000 and features SmartBrowsing, as well as streaming audio and visual capabilities. With SmartBrowsing, consumers can search the Web and connect to Web sites covering a variety of topics by entering common words or topics (Netscape Internet Keywords) into the browser location bar.

                  AOL MUSIC: SPINNER.COM, WINAMP AND SHOUTCAST

    Spinner.com is a free music service that offers over 150 music channels. Spinner's content library includes over 420,000 songs. The Spinner music player displays artist and song information as the songs are played, and provides links that enable real-time listener feedback and instant ordering of the music being played. Winamp is a branded MP3 player for Windows, and SHOUTcast is an MP3 streaming audio service. Winamp surpassed 55 million registered installations as of December 31, 2000. The SHOUTcast streaming audio service enables individuals to broadcast their own audio stream over the Internet.

                             INTERACTIVE PROPERTIES

    The AOL Interactive Properties group leads the local services and instant messaging initiatives for America Online.

AOL LOCAL: DIGITAL CITY, MOVIEFONE AND MAPQUEST

    America Online has a number of branded local services that operate across multiple services and/or platforms, such as Digital City, Moviefone, and MapQuest. Digital City, Inc., is the leading local online city guide offering local products and services in over 200 U.S. markets. Digital City provides original and third-party news, sports, weather, and local directories that offer information and reviews on events, restaurants, health care, housing and job listings. Digital City provides local interactive content and services for all of America Online's interactive services and properties, including the AOL service, the AOL Anywhere services and devices, the CompuServe service, Netscape, and on the Web (digitalcity.com).

    Moviefone is the largest movie guide and ticketing service in the United States in terms of the number of users and tickets sold remotely. Through its interactive telephone service (777-FILM), its online service (Moviefone.com), and its wireless services, Moviefone provides millions of moviegoers each week with a free directory of movies, showtimes and theater locations, and also provides the ability to purchase tickets via any device and platform.

    MapQuest, acquired by America Online in June 2000, is a leader in online destination solutions. Through licensing agreements with more than 1,750 business partners, MapQuest helps businesses integrate maps and driving directions into their Internet, intranet and call center applications for improved marketing and customer service functions. MapQuest also provides customized maps, destination information and driving directions to consumers through its Web site (MapQuest.com) and its wireless partners.

AOL MESSAGING: AOL INSTANT MESSENGER AND ICQ

    AOL Instant Messenger is a Web-based communications service that enables Internet users to know when other users of the service are online and to send and receive instant messages in real time. The service offers other limited features. AOL Instant Messenger had over 84 million registered users as of December 31, 2000. AOL Instant Messenger is free and available for downloading on the AOL Anywhere Web site and on America Online's other brands and services, on a co-branded basis, including the CompuServe service and Netscape. America Online has also developed co-branded versions of the AOL Instant Messenger service for numerous other companies.

    ICQ Ltd., is an Internet-based real-time communications service that utilizes the ICQ ('I seek you') instant communications and chat technology with a constant desktop presence. ICQ also has a Web site (ICQ.com) that offers community and content products and services. At December 31, 2000, ICQ had over 88 million registered users, approximately two-thirds of whom were outside the U.S.

                               AOL INTERNATIONAL

    AOL International oversees the AOL and CompuServe services and operations outside the United States, as well as the Netscape Online service, which operates in the United Kingdom. As of December 31, 2000, the AOL and CompuServe services had nearly 6 million members outside the United States. One component of AOL International's strategy is to provide consumers with local services in key international markets featuring local language, content, marketing and community. Central to the strategy has been the formation of strategic alliances with strong local and regional partners and the provision of access for all members of international services. The AOL, CompuServe and/or Netscape branded services are offered through joint ventures or distribution arrangements in Argentina, Australia, Austria, Brazil, Canada, France, Germany, Hong Kong, Japan, Mexico, the Netherlands, Sweden, Switzerland and the United Kingdom. Globally, members are able to access these services in over 100 countries. In addition, U.S. and global subscribers to AOL services can access selected content and communities offered on the other global AOL services.

    During the past year, America Online has launched services in several new foreign markets and has taken steps to develop or enhance services in existing markets:

  o EUROPE: AOL Europe, S.A., a joint venture between America Online and Bertelsmann AG, provides the AOL service and the CompuServe service in several European countries, Netscape Online in the United Kingdom and CompuServe Office in Germany. In March 2000, America Online and Bertelsmann announced plans to restructure the AOL Europe joint venture pursuant to a put and call arrangement to provide for the terms of the eventual exit of Bertelsmann from the joint venture and to undertake a new strategic alliance providing for expanded distribution of Bertelsmann's media content and electronic commerce properties over America Online's interactive brands worldwide. For further information on the restructuring, see note 6 to Notes to Financial Statements. In the fall of 2000, AOL Europe entered into a joint venture with Banco Santander Central Hispano, S.A., and Prodigios Interactivos, S.A., to launch the AOL-Avant branded service in Spain.

  o AUSTRALIA: In March 2000, America Online formed a new joint venture with AAPT Limited, Australia's third largest telecommunications company, to operate the AOL Australia service. This followed Bertelsmann's transfer of its 50% interest in AOL Australia to America Online in connection with the entry into the put and call arrangements between America Online and Bertelsmann.

  o LATIN AMERICA: AOL Latin America, a joint venture originally formed with the Cisneros Group of Companies, has launched services in three Latin American countries: Argentina (August 2000), Brazil (November 1999) and Mexico (July 2000). In August 2000, America Online Latin America, Inc. completed an initial public offering of common stock and, concurrently, Banco Itau, a regional bank in Latin America with online banking operations, became a minority shareholder.

  o AOL JAPAN: During 2000, America Online, Mitsui and Nikkei expanded and restructured their joint venture in Japan, with the addition of NTT DoCoMo, Japan's largest mobile communications company, to the joint venture.

                         NETSCAPE ENTERPRISE SOLUTIONS

IPLANET E-COMMERCE SOLUTIONS

    The Netscape Enterprise Group operates primarily through a strategic alliance formed in November 1998 between America Online and Sun Microsystems, Inc. which is now referred to as the iPlanet E-Commerce Solutions, a Sun-Netscape Alliance. The alliance develops, markets, sells and supports on a collaborative basis an Internet software platform that enables enterprises to put their businesses online, deploy new services and scale to growing demand. The infrastructure product portfolio includes: messaging (e-mail) and calendar, collaboration, Web, application, directory and certificate (security) servers. The electronic commerce applications include commerce exchange, procurement, selling and billing applications.

                                  TECHNOLOGIES

AOL NET

    America Online employs a multiple vendor strategy in designing, structuring and operating the network services utilized in its interactive online services. AOLnet, a transfer control protocol/Internet protocol (TCP/IP) network of third-party network service providers, including Sprint Communications Company, Genuity Inc., WorldCom, Inc. and Level 3 Communications, is used for the AOL service and certain versions of the CompuServe service in North America, including CompuServe 2000. America Online anticipates continuing to build AOLnet in order to increase its network capacity, provide members of its online services with higher speed access and reduce data network costs on a per-hour basis. The AOL service grew as of December 31, 2000 to achieve peaks of over 2.0 million simultaneous users and the exchange of approximately 180 million e-mail messages a day.

    America Online enters into multiple-year data communications agreements to support AOLnet. In connection with those agreements, America Online may commit to purchase certain minimum data communications services or to pay a fixed cost for the network services. The expansion of AOLnet requires a substantial investment in telecommunications equipment. In addition to purchasing telecommunications equipment, America Online also enters into operating leases for the use of this equipment.

SERVICE PLATFORMS

    America Online supports a variety of software platforms and conduits for access to the interactive services and Web-based properties. Today, the vast majority of members and users of interactive services access such services through personal computers. Operating systems on which the AOL and CompuServe services are available include primarily the Windows (3.1, 95 and 98) and Macintosh operating systems. America Online has also taken steps to adopt new technology and developments in the delivery of interactive services. America Online has upgraded AOLnet to support the v.90 standard for high-speed access at 56 kps, and is also investing in the development of alternative technologies to deliver its interactive online services, including cable modems, Digital Subscriber Line (DSL) access, satellite and wireless technologies (as discussed under 'AOL Anywhere'). America Online plans to continue to offer its members higher-speed options when they become easy-to-use and commercially viable for the mass market. America Online has formed strategic alliances with

Verizon Communications and SBC Communications to use new DSL technology to make available a high-speed upgrade connection to subscribers. The initial roll out began in the summer of 1999.

    America Online formed a strategic alliance with Hughes Electronic Corporation, a subsidiary of General Motors Corporation, in June 1999 to develop and market integrated digital entertainment and Internet services. The alliance provides for the delivery of AOL Plus to members via Hughes' DirectPC satellite Internet network, as well as delivery over Hughes' next generation satellite system for two-way, broadband connectivity. In connection with the alliance, America Online made a $1.5 billion investment in Hughes in the form of a General Motors preference stock, which carries a 6 1/4% coupon rate and has a mandatory conversion into General Motors Class H common stock (GMH) in 2002.

                            ADVERTISING AND COMMERCE

    America Online offers its advertising and commerce partners a variety of customized programs, which may include premier placement or select sponsorship of particular online areas or Web pages for designated time periods. As merchants recognize the value in reaching the large, growing and active subscriber base to the AOL and CompuServe services and users of the Web-based properties, America Online has been able to earn additional revenues by offering selected merchants preferred rights to market particular goods or services within one or more of the online services and properties. In those transactions, America Online provides its commerce partners certain marketing and promotional opportunities and in return receives cash payments, the opportunity for revenue sharing, cross-promotions and competitive pricing and online conveniences for subscribers. Certain of the transactions also include an equity component from the partner, such as a warrant to purchase stock or a direct equity interest in the partner. These investments are accounted for in accordance with Company accounting policies. See note 2 to Notes to Financial Statements.
In addition, these investments can also represent an additional potential source of income or loss to the Company upon their disposition.

    An important component of America Online's strategy is to continue increasing revenues from advertising and commerce sources and from the direct sale of merchandise, as well as from additional sources such as transaction and licensing fees. It continues to establish a wide variety of relationships with advertising and commerce partners to grow and diversify its non-subscription-based revenues and to provide subscribers on the interactive services with access to a broad selection of competitively priced, easy-to-order products and services. America Online has also expanded the scope, range and types of businesses involved in advertising and commerce relationships; many of its advertising and commerce contracts are with mainstream industry leaders such as Coca-Cola, Kodak, Sears and Citigroup. America Online frequently has entered into advertising arrangements that encompass multiple brands within the AOL family of brands. AOL Time Warner intends to continue this practice and to increase the number of advertising arrangements that include two or more of the Company's lines of businesses by drawing upon and making full use of its brands and assets.

                                   MARKETING

    America Online utilizes a common marketing infrastructure for its multiple brands of interactive services and Web properties. To support its goals of attracting and retaining members or users, as applicable, and developing and differentiating the family of brands, America Online markets its products, services and brands through a broad array of programs and strategies, including broadcast television and radio advertising campaigns, direct mail, magazine inserts (including magazines published by the Company's publishing business) and advertisements, co-marketing, retail distribution, bundling agreements, Web advertising and alternate media. America Online also markets through extensive online and offline cross-promotion and co-branding with a wide variety of partners. Additionally, through multi-year bundling agreements, the interactive online services and products are installed on a range of computers made by personal computer manufacturers and are available to consumers by clicking on an icon during the computer's initial setup process.

    America Online utilizes targeted or limited promotions and marketing programs and pricing plans designed to appeal to particular groups of potential users of its interactive online services and to distinguish and develop its different brands. For example, in connection with the positioning of the CompuServe service in the United

States as a value-oriented brand, CompuServe uses a series of consumer electronic rebate programs with retailers. Under these promotions, consumers signing up for two-year memberships to the CompuServe 2000 Premier service at $21.95 per month will receive a rebate of $200 in connection with the purchase of designated merchandise.

                                  COMPETITION

    America Online competes for subscription revenues and members' usage with a large number of companies providing Internet access, including online services such as the Microsoft Network and AT&T Worldnet, local and national Internet service providers, cable Internet access providers, and telephone companies and other companies that provide Internet access among other services. It also competes more broadly for subscription revenues and members' usage with cable, information, entertainment and media companies. America Online competes for advertising and commerce revenues with a wide range of companies, including those that focus on the Internet, such as online services, Internet access companies, Web-based portals, and individual Web sites providing content, commerce, community and similar features, and media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks. America Online's Netscape Enterprise group also competes with a wide range of companies in the development and sale of electronic commerce infrastructure and applications.

    America Online faces competition in developing technologies and risks from potential new developments in distribution technologies and equipment in Internet access. In particular, America Online faces competition from developments in the following types of Internet access distribution technologies or equipment and must keep pace with the developments:

  o  broadband distribution technologies used in cable Internet access services;

  o advanced personal computer-based access services offered through digital subscriber line technologies offered by local telecommunications companies;

  o other advanced digital services offered by satellite and wireless companies;

  o  television-based interactive services;

  o  personal digital assistants or handheld computers;

  o  enhanced mobile phones;

  o other equipment offering functional equivalents to the AOL Anywhere services.

                                     CABLE

    The Company's Cable business consists principally of interests in cable television systems. Of the approximately 12.8 million subscribers served by the Company at December 31, 2000, approximately 1.8 million are in systems owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of the Company, and approximately 11 million are in systems owned or managed by TWE. TWE's cable systems include approximately 6.7 million subscribers in a joint venture between TWE and Advance/Newhouse known as TWE-A/N; 1.1 million of these TWE-A/N subscribers are part of the Texas Cable Partners 50-50 joint venture with AT&T. TWE-A/N is owned 33.3% by Advance/Newhouse, 64.8% by TWE and 1.9% by TWI Cable. Time Warner Cable, a division of TWE, generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and TWE-A/N.

                               SYSTEMS OPERATIONS

    Time Warner Cable is one of the largest operators of cable television systems in the United States with more than 90% of its customers served by clustered cable systems with 100,000 subscribers or more. As of December 31, 2000, Time Warner Cable had 35 distinct geographic system groupings serving more than 100,000 subscribers. This clustering strategy has enabled, among other things, significant cost and marketing efficiencies, more effective pursuit of local and regional cable advertisers, the development of local news channels, and the roll-out of advanced services over a geographically concentrated customer base.

    Over the past several years, Time Warner Cable has pursued a strategy of upgrading its existing cable systems generally to 750 MHz capability, based on a hybrid fiber optic/coaxial cable architecture. By year-end 2000, Time Warner Cable had completed the upgrade of approximately 92% of its cable plant. Upgraded systems can deliver increased channel capacity and provide two-way transmission capability with improved network management systems. Upgrading also permits Time Warner Cable to roll out new advanced services, including digital and high-definition television ('HDTV') programming, high-speed Internet service, video-on-demand, telephony and other services. See 'New Cable Services' below.

FRANCHISES

    Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels; provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See 'Regulation and Legislation' below.

PROGRAMMING

    Programming is generally made available to customers by tiers, which are packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable's systems has been expanding as system upgrades are completed. As Time Warner Cable rolls out digital services in its systems, the number of channels of video programming a customer may elect to receive are further increased such that over 150 video channels are available.

    Video programming available to customers includes local and distant broadcast television stations, cable programming services like CNN, A&E and ESPN, and premium cable services like HBO, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through affiliation agreements between the programmers and Time Warner Cable. Many programming services impose a monthly license fee per subscriber upon the cable operator. Programming costs generally have been increasing sharply in recent years and depending on the terms of a specific agreement, the cost of providing any cable programming service may continue to rise. Time Warner Cable sometimes has the right to cancel contracts and generally has the right not to renew them. In addition, Time Warner Cable may not always be able to renew contracts when it wishes to do so. It is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable's operations.

SERVICE CHARGES AND ADVERTISING

    Subscribers to the Company's cable systems are charged monthly subscription fees based on the level of service selected, which fees in some cases include equipment charges. Subscription revenues account for most of Time Warner Cable's revenues. A one-time installation fee is generally charged for connecting subscribers to the cable television system. Although regulation of certain cable programming rates ended on March 31, 1999, rates for 'basic' programming and for equipment and installation continue to be regulated pursuant to federal law. See 'Regulation and Legislation' below.

    Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service. Subscribers may discontinue purchasing services at any time. Pay-per-view programming offers movies and special events, such as boxing, for a separate charge.

    Time Warner Cable also generates revenue by selling advertising time to national, regional and local businesses. Cable television operators receive an allocation of advertising time availabilities on certain cable programming services into which commercials can be inserted at the local system level. The clustering of Time Warner Cable's systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market
Area), which helps local ad sales personnel to compete more effectively with broadcast and other media. In addition, in many localities, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. Eighteen of Time Warner Cable's 39 field divisions participate in a local cable advertising interconnect.

LOCAL NEWS CHANNELS

    Time Warner Cable operates, alone or in partnerships, 24-hour local news channels in New York City (NY1 News), Tampa Bay (Bay News 9), Orlando (Central Florida News 13), Rochester, NY (R/News), and Austin (News 8 Austin). Preparations are underway to launch news channels in Houston, San Antonio, Charlotte, Raleigh, Syracuse and Albany. These channels have developed into successful vehicles for local advertising.

                               NEW CABLE SERVICES

DIGITAL CABLE SERVICES

  Digital Tier Service

    During 2000, Time Warner Cable continued its aggressive roll-out of digital cable service in its cable systems. As of December 31, 2000, Time Warner Cable had more than 1.7 million digital service subscribers. As of March 1, 2001, 38 of Time Warner Cable's 39 field divisions are offering digital cable and the one remaining division is expected to commence offering digital service in 2001. A digital format allows a signal to be compressed so that it occupies less bandwidth, which substantially increases the number of channels that can be provided over a system. The digital set-top boxes delivered to subscribing customers will offer a digital programming tier with the potential for more than 100 networks, 40 CD-quality music services, more pay-per-view options, more channels of multiplexed premium services, a digital interactive program guide, and other features such as parental control options.

  HDTV

    Pursuant to FCC order, television broadcast stations have been granted additional over-the-air spectrum to provide, under a prescribed roll-out schedule, high definition and digital television signals to the public. Time Warner Cable's upgraded hybrid fiber optic/coaxial cable architecture should provide a technologically superior means of distributing HDTV signals. To date, Time Warner Cable has agreed to carry the high definition television signals and other digital signals that will be broadcast by television stations owned and operated by the ABC, CBS, NBC and Fox networks, and also by nearly all public television stations, in Time Warner Cable's operating areas. Time Warner Cable is seeking similar arrangements with other broadcasters. Time Warner Cable is also carrying the HDTV versions of HBO and Showtime in certain areas.

  Video-on-Demand

    By adding digital servers and software to its digital television service platform, Time Warner Cable will be able to offer network-based video-on-demand services, including 'virtual' VCR features such as pause, rewind and fast forward. Time Warner Cable began testing of video-on-demand equipment in 1999 in its-Austin, Texas; Tampa Bay, Florida; and Hawaii systems, and provided a movies-on-demand service on a trial basis to customers in those systems during 2000. Additional testing is continuing in 2001. Time Warner Cable is negotiating with a number of studios to obtain video-on-demand distribution rights for movies to support commercial launches. Depending on the results of the foregoing, video-on-demand services are expected to be launched in a number of additional locations in 2001.

INTERNET SERVICES

  Road Runner

    To date, Time Warner Cable has offered the Road Runner high-speed Internet service as its sole cable modem service providing high-speed Internet services to customers. Customers connect their personal computers to Time Warner Cable's two-way hybrid fiber optic/coaxial cable system which, together with the Road Runner backbone network, enables customers to access the Internet and Road Runner's content at speeds much greater than traditional telephone modems.

    The Road Runner service, as of March 1, 2001, has been launched by Time Warner Cable in 36 of its 39 field divisions. In January 2001, Time Warner Cable's Road Runner customer base exceeded 1,000,000 customers, a significant milestone for the service. Time Warner Cable intends to continue aggressively rolling out the Road Runner service throughout its divisions during 2001.

    Starting in 1998, Road Runner was provided by a joint venture (the 'RR JV') of TWE, TWE-A/N, TWI Cable, MediaOne, and subsidiaries of Microsoft Corp. ('Microsoft') and Compaq Computer Corp. ('Compaq'). The agreements between the RR JV and Time Warner Cable restricted Time Warner Cable's ability to distribute the services of other Internet service providers ('ISPs') over Time Warner Cable's cable systems. In connection with AT&T's acquisition of MediaOne, the Department of Justice ordered the divestiture of MediaOne's interest in the RR JV. As a result, in December 2000, AT&T and Time Warner announced that the Road Runner service would be restructured and that the RR JV will terminate. This restructuring, under which TWE, TWE-A/N and TWI Cable will obtain sole ownership and control of certain RR JV assets, is expected to be completed during the second quarter of 2001. Microsoft's and Compaq's interests in the RR JV were acquired by the RR JV in February 2001.

  Multiple ISP Services

    In connection with the announcement of the AOL-Time Warner merger, Time Warner and America Online entered into a Memorandum of Understanding in February 2000. Time Warner committed that it would enter into agreements with multiple ISPs to offer its customers a choice of ISP services, including services not owned by AOL Time Warner. During 2000, Time Warner Cable began the technical and operational work necessary to develop a cable platform capable of providing the services of multiple ISPs and, during the summer, began working with a number of ISPs and vendors on a trial of its multiple ISP service platform in Columbus, Ohio.

    Time Warner Cable's first definitive agreement with an unaffiliated ISP, EarthLink, was entered into in November 2000 and Time Warner Cable expects to commence launching the EarthLink service in its divisions in the second half of 2001. Discussions with other ISPs regarding distribution terms have also commenced. America Online and Time Warner Cable have also entered into a definitive agreement to provide the AOL service over Time Warner Cable's broadband cable system, and Time Warner Cable expects to commence launching the AOL service in the same timeframe as the launch of the EarthLink service. Time Warner Cable's provision of the AOL service and its obligation to make multiple ISP service available to its customers are subject to compliance with the terms of the FTC Consent Decree and the FCC Order entered in connection with the regulatory clearance of the AOL-Time Warner merger. (See 'Regulation and Legislation' below, for a description of these terms).

                                   TELEPHONY

    Time Warner Telecom Inc. ('Time Warner Telecom') is a leading fiber facilities-based integrated communications provider that offers a wide range of business telephony services in selected metropolitan areas across the United States. Time Warner Telecom was formed in 1998 through a restructuring of the business telephony operations of Time Warner Cable. As of January 31, 2001, the Company's aggregate equity interest in Time Warner Telecom was approximately 44% and the Company's aggregate voting interest in Time Warner Telecom, consisting of high-voting common stock, was approximately 66%.

                                  COMPETITION

    Cable television systems face strong competition for viewers and subscriptions from a wide variety of news, information and entertainment providers. These include multichannel video providers like DTH, MMDS, SMATV systems (which are described immediately below) and telephone companies, other sources of video programs (such as broadcast television and videocassettes), and additional sources for news, entertainment and information, including the Internet. Cable television systems also face strong competition from all media for advertising dollars.

    DTH (Direct-to-home). DTH services offer pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. In many metropolitan areas, DTH services now also include local broadcast signals.

    MMDS/Wireless Cable (Multichannel microwave distribution services). Wireless cable operators, including digital wireless operators, use microwave technology to distribute video programming.

    SMATV (Satellite-master antenna television). Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments, often on an exclusive basis, with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable television systems.

    Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time Warner Cable franchise areas, including municipally-owned systems.

    Telephone Companies. Under the 1996 Telecommunications Act, telephone companies are now free to enter the retail video distribution business within their local exchange service areas, including through DTH, MMDS and SMATV, as traditional franchised cable system operators, or as operators of 'open video systems' subject to certain local authorizations and local fees.

    Additional Competition. In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment including over-the-air television broadcast reception, live events, movie theaters, home video products, and the Internet.

    'On-Line' Competition. Time Warner Cable's systems face competition in its cable modem services from a variety of companies that service customers with various other forms of 'on-line' services, including DSL high-speed Internet access services and dial-up services over ordinary telephone lines. Monthly prices of these ISPs are often comparable to cable offerings. Other developing new technologies, such as Internet access via satellite or wireless connections, compete with cable and cable modem services as well.

                              FILMED ENTERTAINMENT

    The Company's Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product, license rights to the Company's programs and characters and operate motion picture theaters. All of the foregoing businesses are principally conducted by Warner Bros., which is a division of TWE. The filmed entertainment business also includes New Line Cinema Corporation ('New Line Cinema'), as well as the Turner classic film and animation libraries, all of which are wholly owned through Turner Broadcasting System, Inc. ("TBS").

WARNER BROS. FEATURE FILMS

    Warner Bros. Pictures produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes completed films produced and financed by others. The terms of Warner Bros. Pictures' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors.

    Warner Bros. Pictures' strategy focuses on building movie franchises, which will continue with the planned expansion of The Matrix into a series of films and the introduction in 2001 of the first of a planned series of Harry Potter motion pictures. Warner Bros. Pictures also is pursuing a strategy to release films with a diversified mix of genres, talent and budgets. In response to the rising cost of producing theatrical films, Warner Bros. Pictures has entered into a number of joint venture agreements with other companies to co-finance films, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2000, Warner Bros. Pictures released a total of 22 motion pictures for theatrical exhibition (including the re-release of The Exorcist), of which 7 were wholly financed by Warner Bros. Pictures and 15 were produced by or with others. 2000 releases from Warner Bros. Pictures (both wholly financed and co-produced) included A Perfect Storm, Miss Congeniality and Space Cowboys. A total of 33 motion pictures are currently slated to be released during 2001 (including the re-release of Superman), of which 5 are wholly financed by Warner Bros. Pictures, and 28 are produced by or with others.

    Warner Bros. Pictures' joint venture arrangements include: (i) Bel-Air Entertainment, a joint venture with Canal+ to co-finance the production, overhead and development costs of motion pictures; (ii) a joint venture with Village Roadshow Pictures to co-finance the production of motion pictures;
(iii) an exclusive worldwide distribution arrangement with Alcon Entertainment; and (iv) an arrangement with Gaylord Entertainment ('Gaylord') to co-finance the production of motion pictures with medium to high budgets, and with Gaylord's wholly-owned subsidiary, Pandora Investments SARL, to co-finance the production of lower budget pictures.

    Warner Bros. Pictures has distribution servicing agreements with Morgan Creek Productions Inc. ('Morgan Creek') through June 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures and certain foreign distribution services for selected pictures. Warner Bros. Pictures has entered into a distribution arrangement with Franchise Entertainment LLC ('Franchise') under which it will obtain domestic distribution rights in certain motion pictures produced by Franchise.

    Warner Bros. Pictures has begun to collaborate with AOL to promote its feature films to AOL subscribers in advance of a film's opening in theaters. The marketing campaign for The Perfect Storm, which was featured on the AOL welcome screen, generated many advance viewings of the trailer and made it easy for AOL subscribers to order tickets for the movie through Moviefone.

NEW LINE AND OTHER FILMED ENTERTAINMENT

    Theatrical films are also produced and distributed by New Line Cinema, which is a wholly owned subsidiary of TBS. New Line is a leading independent producer and distributor of theatrical motion pictures with two film divisions, New Line Productions and Fine Line Features. New Line Cinema's 2000 releases included Frequency, Final Destination, Thirteen Days and The Cell. A total of 18 motion pictures are currently slated for theatrical release by New Line Cinema during 2001, including the first installment of The Lord of the Rings trilogy.

    Castle Rock Television, also owned by TBS, produced the highly rated Emmy Award-winning series Seinfeld, which is distributed by a third party for a fee. Distributed throughout the world, Seinfeld was successfully sold to broadcast television stations in 1998 for a second syndication cycle commencing in 2001 as well as to TBS Superstation for basic cable exhibition commencing in 2002.

HOME VIDEO

    Warner Home Video ('WHV') distributes for home video use pre-recorded videocassettes and DVDs containing the filmed entertainment product produced or distributed by the Company's Warner Bros. Pictures, WarnerVision Entertainment, New Line Cinema and Home Box Office divisions. WHV also distributes other companies' product for which it has acquired the rights.

    WHV sells and/or licenses its product in the United States and in major international territories to retailers and/or wholesalers through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international countries, WHV's product is distributed through licensees.

Videocassette product is manufactured under contract with independent duplicators. DVD product is replicated by Warner Music Group companies and third parties.

    In North America, WHV released nine titles on videocassette for home rental in 2000 whose sales and licensed units exceeding one million units each, including: The Green Mile, The Whole Nine Yards, and Three Kings. Additionally, WHV released eleven titles on videocassette in the North American sell-through market that generated sales of more than one million units each, including The Perfect Storm, How the Grinch Stole Christmas (animated) and Pokemon -- The Movie.

    During 2000, DVDs further increased their presence in the North American and international markets. Since inception of the format, WHV has released over 850 titles on DVD, led by The Matrix with worldwide sales in excess of seven million units.

TELEVISION

    Warner Bros. is one of the world's leading suppliers of television programming, distributing programming in more than 175 countries and in more than 40 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all media. The distribution library owned or managed by Warner Bros. currently has approximately 6,500 feature films, 32,000 television titles, and 13,500 animated titles (including 1,500 classic animated shorts).

    Warner Bros.' television programming is primarily produced by Warner Bros. Television ('WBTV'), which produces primetime dramatic and comedy programming for the major networks, and Telepictures Productions ('Telepictures'), which specializes in reality-based and talk/variety series for the syndication markets. Returning network primetime series from WBTV include, among others, ER, Friends, The Drew Carey Show, Whose Line Is It Anyway? and the Emmy-award winning series, The West Wing. Telepictures has successfully launched, among others, The Rosie O'Donnell Show.

    Warner Bros. Animation is responsible for the creation, development and production of contemporary television and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.', TBS's and DC Comics' libraries, including Looney Tunes and the Hanna-Barbera libraries.

    Warner Bros. Television has begun to collaborate with AOL to promote its television shows to AOL subscribers. For example, The Drew Carey Show Web site appearing on Warner Bros. Online featured a 'Name Mimi's Baby' contest, allowing fans to submit potential baby names for one of the lead characters on the show. AOL's promotion of the contest on its welcome screen both helped to make the contest successful and to draw additional traffic for the show's promotional Web site.

BACKLOG

    Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming for pay cable, network, basic cable and syndicated television exhibition. Backlog for all of AOL Time Warner's filmed entertainment companies amounted to $3.523 billion at December 31, 2000, compared to $3.595 billion at December 31, 1999 (including amounts relating to the intercompany licensing of film product to the Company's cable television networks of $1.269 billion and $1.176 billion as of December 31, 2000 and December 31, 1999, respectively). The backlog excludes advertising barter contracts.

CONSUMER PRODUCTS AND STUDIO STORES

    Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, photographs, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, Turner classic films and the literary phenomenon Harry Potter.

    In January 2001, the Company announced that it intends to sell or close its domestic Warner Bros. Studio Store operations. International operations, consisting of 53 stores operated by franchisees and licensees in 13 countries and territories as of December 31, 2000, will continue, although it is anticipated that the number of franchised international stores will decrease substantially in 2001.

                           OTHER ENTERTAINMENT ASSETS

    TWE and a wholly owned subsidiary of the Company each own a 50% interest in DC Comics. DC Comics publishes more than 50 regularly issued comics magazines, among the most popular of which are Superman, Batman, Wonder Woman and The Sandman. DC Comics also derives revenues from motion pictures, television, product licensing and books. The Company wholly owns E.C. Publications, Inc., the publisher of MAD magazine.

                                  COMPETITION

    The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs/DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisuretime activities, including video games, the Internet and other computer-related activities for viewers' attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Many of the major film and television producers, including the Company's filmed entertainment divisions, have been accelerating their production schedules in preparation for possible strikes by actors and writers in connection with the re-negotiation of the Screen Actors Guild and Writers Guild of America collective bargaining agreements which expire on June 30 and May 1 of 2001, respectively. If such strikes occur and continue for a sustained period, businesses related to the production, distribution and exploitation of filmed entertainment products, including the Company's filmed entertainment businesses, may be adversely affected.

                                    NETWORKS

    The Company's Networks business consists principally of domestic and international basic cable networks, pay television programming services, a broadcast television network, and sports franchises. The basic cable networks (collectively, the 'Turner Networks') owned by Turner Broadcasting System, Inc. ('TBS'), a wholly owned subsidiary, constitute the principal component of the Company's basic cable networks. TBS also operates several large advertiser-supported online sites, including the CNN family of Internet destinations. Pay television programming consists of the multichannel HBO and Cinemax pay television programming services (collectively, the 'Home Box Office Services'), operated by the Home Box Office division of TWE ('Home Box Office'). The WB Television Network ('The WB'), a broadcast television network, is operated as a limited partnership in which WB Communications (a division of TWE) holds a majority interest in the network and is the network's managing general partner.

    The Turner Networks and the Home Box Office Services (collectively, the 'Cable Networks') distribute their programming via cable and other distribution technologies, including satellite distribution. The Cable Networks generally enter into separate multi-year agreements, known as affiliation agreements, with distributors that have agreed to carry them.

    The Turner Networks (other than Turner Classic Movies, which is commercial-free) generate their revenue principally from the sale of advertising time and from receipt of monthly per subscriber fees paid by cable system operators, DTH distribution companies, hotels and other customers (known as affiliates) that have contracted to receive and distribute such networks. The Home Box Office Services and Turner Classic Movies, being commercial-free, generate their revenue from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis.

    Advertising revenue on the basic cable networks and The WB is comprised of consumer advertising, which is sold primarily on a national basis (The WB sells time exclusively on a national basis, with local affiliates of The WB selling local advertising). Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including financial and business services, food and beverages, automotive, entertainment and office supplies and equipment. Advertising revenue is a function of the size and demographics of the audience delivered, the 'CPM,' which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPM's are influenced by the quantitative and qualitative characteristics of the audience of each network as well as overall advertiser demand in the marketplace.

                                TURNER NETWORKS

DOMESTIC NETWORKS

    TBS's entertainment networks include two general entertainment networks, TBS Superstation, with approximately 80.9 million subscribers in the U.S., as of December 31, 2000, and TNT, with approximately 79.7 million subscribers in the U.S., as of December 31, 2000; as well as Cartoon Network, with approximately
68.3 million subscribers in the U.S., as of December 31, 2000; and Turner Classic Movies, a 24-hour, commercial-free network which presents classic films from TBS's MGM, RKO and pre-1950 Warner Bros. film libraries, which had approximately 45.9 million subscribers in the U.S., as of December 31, 2000. Programming for these entertainment networks is derived, in part, from the Company's film, made-for-television and animation libraries as to which TBS or other divisions of the Company own the copyrights, licensed programming, including sports, and original productions. In October 1999, TBS launched Turner South, a regional entertainment network featuring movies and sitcoms from the Turner library and original programming targeted to viewers in the Southeast, as well as regional news and sports. On April 1, 2000, TBS launched Boomerang, a digital network featuring classic cartoons.

    TBS has acquired programming rights from the National Basketball Association (the 'NBA') to televise a certain number of regular season and playoff games on TBS Superstation and TNT through the 2001-02 season for which it has agreed to pay fees, plus a share of the advertising revenues generated in excess of specified amounts. TBS Superstation also televises a certain number of baseball games of the Atlanta Braves, a major league baseball club owned by a subsidiary of TBS, for which rights fee payments are made to Major League Baseball's central fund for distribution to all Major League Baseball clubs. Through a joint venture with NBC, TBS has also acquired rights to televise certain NASCAR Winston Cup and Busch Series races from 2001-2006.

    TBS's CNN network is a 24-hour per day cable television news service which had more than 80 million subscribers in the U.S. as of December 31, 2000. Together with CNN International ('CNNI'), CNN reached more than 250 million locations in 212 countries and territories as of December 31, 2000. CNN operates 39 news bureaus, of which 10 are located in the United States and 29 are located around the world. In addition to Headline News, which provides updated half-hour newscasts throughout each day, CNN has expanded its brand franchise to include CNNfn (soon to be renamed and refocused as CNN Money), featuring business and consumer news; and CNNSI, a venture with Sports Illustrated, an AOL Time Warner publication, featuring sports news and features. TBS has also expanded into a number of special market networks.

    During 2000, TBS collaborated with several other subsidiaries of the Company to provide advertisers with marketing opportunities across the Company's numerous platforms, thereby reaching AOL Time Warner's significant subscriber base.

INTERNATIONAL NETWORKS

    CNNI is distributed to multiple distribution platforms for delivery to cable systems, broadcasters, hotels and other viewers around the world on a network of 16 regional satellites. CNN en Espanol, a Spanish language all-news network in Latin America, as of December 31, 2000, had 10.5 million subscribers. TBS also distributes region-specific versions of TNT and Cartoon Network, on either a single channel or combined channel basis, and Turner Classic Movies in approximately 120 countries around the world.

    In a number of regions, TBS has launched international versions of its channels through joint ventures with local partners. These include CNN+, a Spanish language 24-hour news network launched for distribution in Spain and Andorra; CNN Turk, a Turkish language 24-hour news network; and Cartoon Network Japan. TBS also owns an interest in n-tv, a German language news network currently reaching nearly 40 million homes in Germany and contiguous countries in Europe, primarily via cable systems and satellite.

INTERNET SITES

    In addition to its cable networks, TBS operates various advertiser-supported Internet sites. CartoonNetwork.com is a popular advertiser-supported site for children ages two to eleven. CNN News Group operates multiple sites, such as CNN.com and allpolitics.com primarily through CNN Interactive. The CNN News Group also produces two other major news sites: CNNfn.com, a unit of CNN Financial News; and CNNSI.com, a sports site developed jointly with Sports Illustrated.

                                HOME BOX OFFICE

    HBO, operated by the Home Box Office division of TWE, is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 36.9 million subscriptions, as of December 31, 2000. Both HBO and Cinemax are made available in a multichannel format. Together with various joint ventures, Home Box Office also distributes HBO-branded services in Latin America, Asia and Eastern Europe.

    A majority of the programming on HBO and Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios, and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, the films' box office performances.

    HBO also defines itself by the exhibition of award-winning pay television original movies and mini-series, sporting events such as boxing matches, sports documentaries and sports news programs, as well as dramatic and comedy specials and series, such as The Sopranos, and Sex and the City, concerts, family programming and documentaries.

    HBO has begun a number of cross-company initiatives with AOL including promotions of HBO shows like The Sopranos and Sex and the City and AOL's offering of online sign up for HBO subscriptions through the HBO Express service.

    Home Box Office produces Everybody Loves Raymond, now in its fifth season on CBS. Divisions of Home Box Office also produce programming for HBO and for other networks. HBO Sports, a division of Home Box Office, operates TVKO Pay-Per-View from HBO, an entity that distributes pay-per-view prize fights and other pay-per-view programming.

                           THE WB TELEVISION NETWORK

    The WB now airs 13 hours of prime time series programming six nights per week. The network's line-up includes veteran drama series 7th Heaven, Dawson's Creek, Buffy the Vampire Slayer, Felicity, Roswell, Angel and Charmed, as well as the new critically acclaimed series Gilmore Girls. Kids' WB!, airs 19 hours of programming per week with strip programming airing weekday mornings and afternoons, along with a weekend line-up of original programming that includes the Pokemon series.

    As of March 1, 2001, 83 primary and four secondary affiliates provide coverage for The WB in the top 100 markets. Additional coverage of approximately
6.6 million homes in 101 markets is provided by The WB 100+ Station Group, a venture between The WB and local broadcasters under which WB programming is disseminated over the facilities of local cable operators in markets 101-212.

    Tribune Broadcasting owns a 22.25% interest in The WB. Key employees of The WB hold an 11% interest in the network and the balance is owned by a division of TWE.

                            OTHER NETWORK INTERESTS

    The Company, through the Home Box Office division of TWE, holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 68 million homes at December 31, 2000.

    The Company, through TWE, also holds a 50% interest in Court TV, which was available in approximately 53 million homes at December 31, 2000. Court TV is an advertiser-supported basic cable television service whose programming includes coverage of live and taped courtroom trials during the day and an expanded schedule focused on crime and criminal justice genre television series in prime time.

    Through wholly owned subsidiaries, TBS owns the Atlanta Braves of Major League Baseball, the Atlanta Hawks of the National Basketball Association, and the Atlanta Thrashers of the National Hockey League. Each sports team is subject to the team rules and regulations of the league to which it belongs. The teams derive income from gate receipts, advertising and related sales, suite sales, local sponsorships and local media, and share pro rata in proceeds from national media contracts and licensing activities of the relevant league, as well as expansion fees.

                                  COMPETITION

    Each of the Networks competes with other television programming services for distribution on the limited number of channels available on cable and other television systems. All of the Networks compete for viewers' attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming product with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The Turner Networks, The WB and TBS's Internet sites compete for advertising with numerous direct competitors and other media.

    The Cable Networks' production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

                                     MUSIC

    The Company's worldwide recorded music and music publishing businesses are conducted under the umbrella name, Warner Music Group ('WMG'). In fall 2000, the Company announced that it had terminated its previously-announced agreement to combine WMG's global music operations with that of Britain's EMI Group plc.

                                 RECORDED MUSIC

    In the United States, the Company's recorded music business is principally conducted through WMG's Warner Bros. Records Inc., Atlantic Recording Corporation, Elektra Entertainment Group Inc. and London-Sire Records Inc. and their affiliated labels, as well as through the WEA Inc. companies. WMG's recorded music activities are also conducted in over 70 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees.

    The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), audio and videocassettes, CD-ROMs and DVDs for WMG's record labels, Warner Home Video and outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ('WEA Corp.'), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ('ADA'), an independent distribution company specializing in alternative rock, metal, hip hop and dance music with a focus on new artists.

DOMESTIC

    WMG's major record labels in the United States -- Warner Bros., Atlantic, Elektra and London-Sire -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, rap, reggae, latin, folk, blues, gospel and Christian music. Among the artists that resulted in significant U.S. sales for WMG during 2000 were: Yolanda Adams, Barenaked Ladies, Green Day, Don Henley, Faith Hill, Kid Rock, Linkin Park, Madonna, matchbox twenty, Tim McGraw, Red Hot Chili Peppers and Third Eye Blind.

    WMG is a vertically integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. WEA Manufacturing is also the largest manufacturer of DVDs in the world. Ivy Hill prints material that is included with CDs, DVDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, market and sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. CDs and audio cassettes are also increasingly being sold directly to consumers through Internet retailers such as amazon.com and CDnow.

    In January 2000, WMG entered into a consent order with the Federal Trade Commission with respect to the FTC's investigation of the Company's practices related to minimum advertised prices. Among other things, WMG has agreed that for seven years it will not make the receipt of any funds for cooperative advertising of its recorded music product contingent upon the price or price level at which such product is advertised or promoted.

    In addition to newly released records, each of WMG's labels markets and sells albums from its extensive catalogs of prior releases, in which the labels generally continue to own the copyright in perpetuity. Rhino Records specializes in compilations and reissues of previously released music.

    WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by joint ventures such as Maverick, 143 and Strictly Rhythm. Through a 50/50 joint venture, WMG and Sony Music Entertainment Inc. operate The Columbia House Company, a direct marketer of CDs, audio and videocassettes in North America.

    WMG has actively pursued new media opportunities in the physical and digital arenas. It has been a driving force in establishing the DVD Audio format, launched in fall 2000, which improves on the CD by providing higher fidelity and six-channel surround sound. WMG has also made its recordings available for commercial digital downloading and by licensing its repertoire to Webcasters, such as Launch, MTV and ARTISTdirect, and digital 'locker' services, such as Musicbank and MP3.com. WMG's record labels' online sites collectively experience the second-largest traffic volume among all the major music companies.

    During 2000, WMG and AOL initiated several successful cross-promotional endeavors. In September, Warner Bros. Records and Spinner teamed up for the launch of Madonna's latest album, Music. The promotion included a world premier global listening party followed by Madonna's first-ever live AOL chat with more than 120,000 fans. The album debuted the following week at No. 1 on the Billboard top-selling album chart. Earlier in the year, a matchbox twenty promotion with AOL, Spinner.com and Winamp.com helped drive matchbox twenty's mad season album to No. 1 on Billboard's Internet sales chart in its first week and to a No. 3 debut on the SoundScan Top 200. The CD version of this album contained AOL's registration software as well as software related to AOL-owned Spinner and Winamp Web sites.

INTERNATIONAL

    The Warner Music International ('WMI') division of WMG operates through various subsidiaries and affiliates and their non-affiliated licensees in over 70 countries around the world. WMI engages in the same activities as WMG's domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. Significant album sales for WMI in 2000 were generated by the following artists: All Saints, Cher, Eric Clapton, Enya, Yuki Koyanagi, Luis Miguel, Laura Pausini, Alejandro Sanz and Helene Segara.

    In most cases, WMI also markets and distributes the records of those artists for whom WMG's domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. WMI operates a plant in Germany that manufactures CDs and DVDs for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that also manufactures CDs.

                                MUSIC PUBLISHING

    WMG's music publishing companies, Warner/Chappell, own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. The catalogue includes works from a diverse range of artists and composers including Madonna, Eric Clapton, Jewel, George and Ira Gershwin, Radiohead and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

    Warner/Chappell also owns Warner Bros. Publications, one of the world's largest publishers of printed music, which includes CPP/Belwin, acquired in 1995. Warner Bros. Publications markets publications throughout the world containing the works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin and containing works from the Chrysalis, Zomba and Universal music publishing catalogs.

    The principal source of revenues to Warner/Chappell is license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, audio cassettes, music videos and in television commercials; and sales of published sheet music and song books.

                                  COMPETITION

    The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. The competition among record companies for such talent is intense, as is the competition among companies to sell the recordings created by these artists. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy and parallel imports and also by Web sites and technologies that allow consumers to download quality sound reproductions from the Internet without authorization from the Company. In response, the recorded music industry has engaged in a coordinated effort to develop secure technologies for digital music delivery. Competition in the music publishing business is also intense. Although WMG's music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed. In addition, the vast majority of WMG's music publishing revenues are subject to rate regulation either by government entities or by collecting societies throughout the world.

                                   PUBLISHING

    The Company's Publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. Time Inc. is one of the world's leading magazine and book publishers and is one of the largest direct mail marketers.

                                   MAGAZINES

GENERAL

    As of March 1, 2001, Time Inc. published 64 magazines, including Time, People, Sports Illustrated, Fortune, Money, Entertainment Weekly and In Style. These magazines generally appeal to the broad consumer market.

    New business activity during 2000 included the acquisition of Times Mirror Magazines, which as of March 1, 2001 published 23 magazine titles, including Golf, Ski, Skiing, Popular Science, Field and Stream and Yachting, and the launch of four new magazines, including Real Simple, a lifestyle magazine, and eCompany Now, a business magazine and Web site reporting on the Internet economy. During 2000, Time Inc. also entered into a joint venture with Essence Communications, Inc. to publish Essence Magazine and engage in other media activities. The joint venture will expand Time Inc.'s reach with African-American women and the African-American community at large.

    Time Inc. also continues to expand its core magazine businesses through the development of product extensions. These are generally managed by the individual magazines and involve new magazines, specialized editions aimed at particular audiences, and publication of editorial content through different media, such as the Internet, books and television.

DESCRIPTION OF MAGAZINES

    Each magazine published by Time Inc. has an editorial staff under the general supervision of a managing editor and a business staff under the management of a president or publisher. Magazine production and distribution activities are generally centralized. Fulfillment activities for Time Inc.'s magazines are generally administered from a centralized facility in Tampa, Florida.

    Time Inc.'s major magazines and their areas of editorial focus are summarized below:

    Time is a weekly newsmagazine that summarizes the news and interprets the week's events, both national and international, across a spectrum of topics. Time also has five weekly English-language editions that circulate outside the United States. Time for Kids is a current events newsmagazine for children, ages 5-12.

    People is a weekly magazine that reports on celebrities and other notable personalities. People has expanded its franchise in recent years to include People en Espanol, a Spanish-language edition aimed primarily at Hispanic readers in the United States, and Teen People, aimed at teenage readers. Who Weekly is an Australian version of People.

    Sports Illustrated is a weekly magazine that covers a variety of competitive sports. New venues and magazine extensions have also been developed, including CNNSI, a sports news cable television network and Web site that is operated as a joint venture between Sports Illustrated and CNN, Sports Illustrated for Women covering women's sports, and Sports Illustrated for Kids, which is intended primarily for pre-teenagers.

    Time Inc. has other magazines also directed at readers' interests in celebrities and entertainers. In Style is a monthly magazine that focuses on fashion, beauty and celebrity lifestyles. In Style Australia was launched in 2000.

    Entertainment Weekly is a weekly magazine that includes reviews and reports on television, movies, video, music, books and multimedia.

    Fortune is a bi-weekly magazine that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Money is a monthly magazine that reports primarily on personal finance. Other business and financial magazines include FSB: Fortune Small Business, a business magazine covering small business, eCompany Now, a business magazine covering the Internet economy, and Mutual Funds, a personal finance magazine covering investing and financial planning.

    Through Southern Progress Corporation and other subsidiaries, Time Inc. publishes several regional magazines including Southern Living; Sunset, The Magazine of Western Living; and several specialty publishing titles, including Cooking Light, Health, This Old House and Parenting.

    Time Inc. also has management responsibility for most of the American Express Publishing Corporation's operations, including its core lifestyle magazines Travel & Leisure, Food & Wine and Departures.

ADVERTISING

    Advertising carried in Time Inc. magazines is predominantly consumer advertising, including computers and technology, domestic and foreign automobile manufacturers, financial, media and entertainment, toiletries and cosmetics, food, retail and department stores and pharmaceuticals. In 2000, Time Inc. magazines (including the Times Mirror magazines) accounted for nearly 25% of the total advertising revenue in consumer magazines, as measured by the Publishers Information Bureau (PIB). People, Time, Sports Illustrated and Fortune were ranked 1, 2, 3 and 5, respectively, by PIB, and Time Inc. had 8 of the 30 leading magazines in terms of advertising dollars.

CIRCULATION

    Circulation drives the advertising rate base, which is the guaranteed minimum paid circulation level on which advertising rates are determined. Time Inc.'s magazines are primarily sold by subscription and delivered to subscribers through the mail. Subscriptions are sold by direct mail and online solicitation, subscription sales agencies, television and telephone solicitation and insert cards in Time Inc. magazines and other publications. During 2000, Time Inc. launched a successful cross-promotional campaign on AOL offering subscriptions to various Time Inc. magazines, generating more than 100,000 gross subscriptions per month. In return, among other things, Time Inc. enclosed AOL registration discs in certain of its magazines sent to subscribers.

    Single copies of magazines are sold through retail news dealers and other outlets such as newsstands, supermarkets, and convenience and drug stores, which are supplied by wholesalers or directly through a Time Inc. subsidiary. Time Distribution Services Inc. is responsible for the national distribution and marketing of single copies of Time Inc. magazines and other publications. Warner Publisher Services Inc. is a major distributor of magazines and paperback books sold through wholesalers in the United States and Canada.

PAPER AND PRINTING

    Lightweight-coated paper constitutes a significant component of physical costs in the production of magazines. During 2000, Time Inc. purchased its paper supplies principally from four independent manufacturers. Time Inc. has been able to obtain an adequate supply of paper to fulfill its needs in the past, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry.

    Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in approximately 20 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

                                DIRECT MARKETING

    Through subsidiaries, Time Inc. conducts world-wide direct mail marketing businesses. Time Life Inc. is one of the nation's largest direct marketers of entertainment products such as music and videos. Its products are sold, both as single products and products in sets, by direct response, including mail order, television and telephone, through retail channels and catalogs, and in some markets by independent distributors. Music and video rights are acquired through outside sources and compiled internally into finished products. Time Life's domestic direct response fulfillment activities are conducted from a centralized facility in Richmond, Virginia.

    In early 2000, Book-of-the-Month Club, Inc. ('BOMC') formed a 50-50 joint venture with Bertelsmann AG's Doubleday book clubs business to operate the U.S. book clubs of BOMC and Doubleday jointly. The joint venture, named Bookspan, acquires the rights to manufacture and sell books to consumers through clubs. Multimedia, audio and video products and other merchandise are also offered through the clubs. Bookspan operates its own fulfillment and warehousing operations from two locations in Pennsylvania.

                                     BOOKS

    Time Inc.'s trade publishing operations are conducted primarily by Time Warner Trade Publishing Inc. through its two major publishing houses, Warner Books and Little, Brown. In 2000, Time Warner Trade Publishing placed 37 books on The New York Times best-seller lists.

    Time Warner Trade Publishing handles book distribution for Little, Brown and Warner Books, as well as other publishers, through its state-of-the-art distribution center in Indiana. The marketing of trade books is primarily to retail stores, online outlets and wholesalers throughout the United States, Canada and the United Kingdom. Through their combined United States and United Kingdom operations, Little, Brown and Warner Books have the ability to acquire English-language publishing rights for the distribution of hard and soft-cover books throughout the world.

    Oxmoor House, Inc., Leisure Arts, Inc. and Sunset Books publish and distribute a variety of how-to books for the cooking, home repair, gardening, craft, needlework, decorating and travel markets.

                                  POSTAL RATES

    Postal costs represent a significant operating expense for the Company's magazine and book publishing activities. Publishing operations strive to minimize postal expense through the use of certain cost-saving measures, including the utilization of contract carriers to transport books and magazines to central postal centers. It has been the Company's practice in selling books and other products by mail to include a charge for postage and handling, which is adjusted from time to time to partially offset any increased postage or handling costs.

                                  COMPETITION

    Time Inc.'s magazine operations compete for audience and advertising with numerous other publishers and retailers, as well as other media. These businesses compete for advertising directed at the general public and also advertising directed at more focused demographic groups.

    Time Inc.'s circulation efforts, as well as those of most other magazine publishers, have been adversely affected by developments in two principal distribution channels. The effectiveness of sweepstakes-based subscription efforts has declined significantly and recent consolidation among independent magazine wholesalers has resulted in decreased efficiencies for Time Inc. in retail magazine distribution.

    Time Inc.'s direct marketing operations compete with other direct marketers through all media for the consumer's attention. In addition to the traditional media sources for product sales, the Internet is becoming a strong vehicle in the direct marketing business.

                           REGULATION AND LEGISLATION

    The Company's cable television system, cable and broadcast television network and original programming businesses are subject, in part, to regulation by the Federal Communications Commission ('FCC'), and the cable television system business is also subject to regulation by some state governments and substantially all local governments in which the Company has cable systems.
In addition, in connection with regulatory clearance of the AOL-Time Warner merger, the Company's cable system and Internet businesses are subject to compliance with the terms of the Consent Decree (the 'Consent Decree') issued by the Federal Trade Commission ('FTC'), the Order to Hold Separate issued by the FTC, the Memorandum Opinion and Order ('Order') issued by the FCC, and the Decision issued by the European Commission and the undertakings thereunder. The Company is also subject to an FTC consent decree (the 'Turner Consent Decree') as a result of the FTC's approval of Time Warner's acquisition of Turner Broadcasting System, Inc. in 1996.

    The following is a summary of the terms of these orders as well as current significant federal, state and local laws and regulations affecting the growth and operation of these businesses. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, the Company.

                               FTC CONSENT DECREE

    On December 14, 2000, the FTC issued a Consent Decree that imposes certain requirements that Time Warner Cable must follow in providing its subscribers with a choice of multiple Internet Service Providers ('ISPs') as part of its cable modem service. The Consent Decree terminates after five years.

    The Consent Decree provides that, in each of Time Warner Cable's 20 largest divisions, Time Warner Cable cannot make available an 'affiliated broadband ISP' (e.g., America Online), other than Road Runner, until Earthlink (an unaffiliated
ISP) is made available by Time Warner Cable in that division. Once an affiliated ISP, such as America Online, is made available in one of these Time Warner Cable divisions, that division must enter into two additional agreements with unaffiliated ISPs within 90 days. These agreements must be approved by the FTC.

    In the remaining Time Warner Cable divisions, there is no requirement that Earthlink be made available before Time Warner Cable can begin providing service from an affiliated broadband ISP. However, once an affiliated broadband ISP is offered, Time Warner Cable must enter into agreements within 90 days with three additional unaffiliated broadband ISPs to serve those divisions. These agreements must be approved by the FTC. Earthlink's agreement with Time Warner Cable has been approved by the FTC.

    The Consent Decree prohibits Time Warner Cable from discriminating against unaffiliated ISPs on the basis of affiliation in negotiations with unaffiliated cable broadband ISPs. However, Time Warner Cable may decline either to negotiate or to enter into agreements with ISPs based on cable broadband capacity constraints, cable broadband technical considerations or other cable broadband business considerations. The Consent Decree prohibits Time Warner Cable from interfering, on the basis of affiliation, with any content passed along bandwidth used by a non-affiliated ISP pursuant to its ISP agreement with Time Warner Cable, or from discriminating on the basis of affiliation in the transmission of content that Time Warner Cable has contracted to deliver to its subscribers. Furthermore, the Consent Decree prohibits Time Warner Cable from interfering with any interactive television signals, triggers or content that Time Warner Cable has agreed to carry.

    The Consent Decree requires America Online to continue to offer and promote digital subscriber line service in areas served by Time Warner Cable on terms similar to the terms offered in areas not served by Time Warner Cable. America Online is also prohibited from entering into agreements with cable MSOs that restrict the ability of that MSO to enter into agreements with other ISPs or interactive television providers.

                           FTC ORDER TO HOLD SEPARATE

    On December 14, 2000, the FTC issued an Order to Hold Separate (the 'HSO') that requires the Company to hold separate and apart the businesses of America Online and Road Runner and prohibits the use of America Online in any way to advantage Road Runner and vice-versa. Joint marketing or advertising activities, cross-links or references to each other's services, the offering of similar formats or designs, and the hiring of each other's employees are specifically prohibited. The HSO terminates cable division-by-division as each Time Warner Cable division satisfies the conditions of the Consent Decree related to multiple ISPs described above.

                        FCC MEMORANDUM OPINION AND ORDER

    On January 11, 2001, the FCC issued an Order imposing certain requirements over a five-year period regarding Time Warner Cable's provision of multiple ISPs. Specifically, the Order requires Time Warner Cable to provide ISP customers with a list of available ISPs upon request, to allow ISPs to determine the content on their first screen, and to allow ISPs to have direct billing arrangements with the subscribers they obtain. The Order prohibits Time Warner Cable from requiring customers to go through an affiliated ISP (e.g., America Online) to reach an unaffiliated ISP, from requiring ISPs to include particular content, and from discriminating on the basis of affiliation with regard to technical system performance (e.g., caching, quality of service mechanisms).

    The FCC's Order also imposes conditions regarding possible future enhancements to America Online's instant messaging service. The Order prohibits America Online from offering 'advanced' instant messaging services (which are defined as streaming video applications that are not upgrades to America Online's current instant messaging products) that utilize a names and presence database ('NPD') over Time Warner Cable broadband facilities unless America Online satisfies one of three conditions: (i) America Online implements an industry-wide standard for server-to-server interoperability; (ii) America Online contracts with at least one unaffiliated provider of NPD based instant messaging services before offering 'advanced' instant messaging and, within 180 days thereafter, enters into two additional such contracts; or (iii) America Online demonstrates that these conditions no longer serve the public interest due to materially changed circumstances, e.g., if America Online shows that it has not been a dominant provider of NPD services for at least four consecutive months.

    In addition, the FCC's Order prohibits the Company from entering into any agreement with AT&T that gives any ISP affiliated with the Company exclusive carriage rights on any AT&T cable system for broadband ISP services or that affects AT&T's ability to offer rates or other carriage terms to ISPs that are not affiliated with the Company. The Order also requires the Company to notify the FCC of any increase in ownership interest in General Motors and/or Hughes Electronics within 30 days of such increase.

                   EUROPEAN COMMISSION DECISION/UNDERTAKINGS

    On October 11, 2000, the European Commission issued a Decision pursuant to which the Company entered into a series of agreements known as 'undertakings.' These undertakings include a mechanism that is in place pursuant to which Bertelsmann AG will progressively exit from AOL Europe SA and AOL Compuserve France SAS. Until such exit is complete, Bertelsmann cannot exercise operational control over AOL Europe or AOL Compuserve France, and its relationship with America Online must be nonexclusive as to its provision and formatting of online music and as to its promotion of America Online's ISP services.

                           TURNER FTC CONSENT DECREE

    The Company is also subject to the terms of a consent decree (the 'Turner Consent Decree') entered in connection with the FTC's approval of the acquisition of Turner Broadcasting System, Inc. ('TBS') by Time Warner in 1996. Certain requirements imposed by the Turner Consent Decree, such as carriage commitments for Time Warner Cable for the rollout of at least one independent national news video programming service, have been fully satisfied by the Company. Various other conditions remain in effect, including certain restrictions which prohibit the Company from offering programming upon terms that (1) condition the making available of, or the carriage terms for, the HBO service upon whether a multichannel video programming distributor carries a video programming service affiliated with TBS; and (2) condition the making available of, or the carriage terms for, CNN, WTBS and TNT upon whether a multichannel video programming distributor carries any video programming service affiliated with TWE.
The Turner Consent Decree also imposes certain restrictions on the terms by which a Turner video programming service may be offered to an unaffiliated programming distributor that competes in areas served by Time Warner Cable.

    Other conditions of the Turner Consent Decree prohibit Time Warner Cable from requiring, as a condition of carriage, that any national video programming vendor provide a financial interest in its programming service or that such programming vendor provide exclusive rights against any other multichannel programming distributor. In addition, Time Warner Cable may not discriminate on the basis of affiliation in the selection, terms or conditions of carriage for national video programming vendors. The Turner Consent Decree expires in 2006.

                            CABLE SYSTEM REGULATION

    FEDERAL LAWS. The Communications Act of 1934, as amended (the 'Act') regulates the business of operating cable television systems, including, with respect to: (i) cable systems rates for basic service, equipment and installation (cable rates for nonbasic service tiers have not been regulated since March 31, 1999); (ii) access to cable channels for public, educational and governmental programming and for leased access; (iii) horizontal and vertical ownership of cable systems; (iv) consumer protection and customer service requirements; (v) franchise renewals; (vi) television broadcast signal carriage requirements and retransmission consent; (vii) technical standards;
(viii) certain restrictions regarding ownership of cable television systems and
(ix) privacy of customer information.

   Rate Regulation. The FCC's rate regulations assess the reasonableness of existing basic service rates, although cable operators can, in some cases, justify rates above the applicable benchmarks. The regulations also address future basic service rate increases. Local franchising authorities are generally empowered to order a reduction of existing rates that exceed the maximum permitted level for basic service and associated equipment, and refunds can be required. If a cable operator can establish that it is subject to 'effective competition' from other multi-channel video providers (e.g., DBS) in a community, rate regulation ceases.

   Signal Carriage and Retransmission Consent. The Act allows commercial television broadcast stations that are 'local' to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for consent to carry the station. Broadcast stations may seek monetary or non-monetary compensation in return for granting retransmission consent. Local non-commercial television stations are also generally given mandatory carriage rights. In addition, cable systems must obtain retransmission consent for the carriage of all 'distant' commercial broadcast stations, except for certain 'superstations,' i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained retransmission consent agreements for the current three year election cycle, which ends December 31, 2002, with the majority of broadcasters, but certain broadcasters have only agreed to short-term arrangements to permit continued negotiations. If Time Warner Cable and a particular broadcaster cannot agree on retransmission consent terms, the broadcaster could require Time Warner Cable to cease carriage of the broadcaster's signal, possibly for an indefinite period.

   Ownership. Local exchange telephone companies ('LECs') generally may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area, although they may operate cable television systems in those areas. LECs and others also may operate 'open video systems' ('OVS') which are not subject to the full array of regulatory obligations imposed on traditional cable systems, although OVS operators can be required to obtain a franchise by a local governmental body and/or to make payments in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in areas where the Company operates cable systems, including New York City, Milwaukee, Kansas City and a number of cities in Texas. Current FCC rules also restrict cable/television station cross-ownership in a given location. Time Warner Cable is currently a party to a federal court litigation challenging the validity of this requirement. Under the Act, cable operators are also generally prohibited from having common ownership, control or interest in MMDS facilities or SMATV systems with overlapping service areas, except in limited circumstances. There is also an ongoing rulemaking before the FCC to determine whether cable operators should be restricted from owning or operating a competing direct broadcast satellite service ('DBS').

   Horizontal and Vertical Ownership Limits. Pursuant to the Act, the FCC had adopted limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC's rule imposes a limit of 30% of all cable, DBS and other multi-channel video provider subscribers nationwide. Pursuant to the Act, the FCC also adopted rules that, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. Those rules have now been invalidated by the Court of Appeals for the District of Columbia and remanded to the FCC for further consideration.

    In addition to the Act, cable television systems are also subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

    STATE AND LOCAL REGULATION. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive (and municipalities are entitled to operate competing systems), granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the Act to a maximum of 5% of the system's gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

    RENEWAL OF FRANCHISES. In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although protections available under the Act require the municipality to take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future. The Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal.

                            NETWORK REGULATION

    Under the Act and its implementing regulations, vertically integrated cable programmers like the Turner Networks and the Home Box Office Services, are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Certain other federal laws also contain provisions relating to violent and sexually explicit programming, including relating to the voluntary promulgation of ratings by the industry and requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called 'V-chip').

                         DESCRIPTION OF AGREEMENT WITH
                           LIBERTY MEDIA CORPORATION

    The following description summarizes certain provisions of the Company's agreement with Liberty Media Corporation (an affiliate of AT&T) and certain of its subsidiaries (collectively, 'LMC') that was entered into in connection with the merger of Turner Broadcasting System, Inc. in 1996 (the 'TBS Transaction') and the Turner Consent Decree. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Second Amended and Restated LMC Agreement dated as of September 22, 1995 among the Company, Time Warner Companies, Inc. and LMC (the 'LMC Agreement').

OWNERSHIP OF AOL TIME WARNER COMMON STOCK

    Pursuant to the LMC Agreement, immediately following consummation of the TBS Transaction, LMC exchanged the 50.6 million shares of Time Warner common stock, par value $.01 per share ('Time Warner Common Stock'), received by LMC in the TBS Transaction on a one-for-one basis for 50.6 million shares of Series LMCN-V Common Stock. In June 1997, LMC and its affiliates received 6.4 million additional shares of Series LMCN-V Common Stock pursuant to the provisions of an option agreement between Time Warner and LMC and its affiliates. In May 1999, the terms of the Series LMCN-V Common Stock were amended which effectively resulted in a two-for-one stock split. At the time of the AOL-Time Warner merger, each share of Series LMCN-V Common Stock was exchanged for one and one half shares of a substantially identical Series LMCN-V Common Stock of AOL Time Warner. Each share of Series LMCN-V Common Stock receives the same dividends and otherwise has the same rights as a share of AOL Time Warner Common Stock except that (a) holders of Series LMCN-V Common Stock are entitled to 1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders, and (b) unlike shares of AOL Time Warner Common Stock, shares of Series LMCN-V Common Stock are not subject to redemption by the Company if necessary to prevent the loss by the Company of any governmental license or franchise. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange.

    LMC exchanged its shares of Time Warner Common Stock for Series LMCN-V Common Stock in order to comply with the Turner Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of the Company other than securities that have limited voting rights. Each share of Series LMCN-V Common Stock is convertible into one share of AOL Time Warner Common Stock at any time when such conversion would no longer violate the Turner Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party.

OTHER AGREEMENTS

    Under the LMC Agreement, if the Company takes certain actions that have the effect of (a) making the continued ownership by LMC of the Company's equity securities illegal under any federal or state law, (b) imposing damages or penalties on LMC under any federal or state law as a result of such continued ownership, (c) requiring LMC to divest any such Company equity securities, or
(d) requiring LMC to discontinue or divest any business or assets or lose or significantly modify any license under any communications law (each a 'Prohibited Effect'), then the Company will be required to compensate LMC for income taxes incurred by it in disposing of all the Company's equity securities received by LMC in connection with the TBS Transaction and related agreements (whether or not the disposition of all such equity securities is necessary to avoid such Prohibited Effect).

    The agreements described in the preceding paragraph may have the effect of requiring the Company to pay amounts to LMC in order to engage in (or requiring the Company to refrain from engaging in) activities that LMC would be prohibited under the federal communications laws from engaging in. Based on the current businesses of the Company and LMC and based upon the Company's understanding of applicable law, the Company does not expect these requirements to have a material effect on its business.

                    DESCRIPTION OF CERTAIN PROVISIONS OF THE
                           TWE PARTNERSHIP AGREEMENT

    The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement.

MANAGEMENT AND OPERATIONS OF TWE

    PARTNERS. The limited partnership interests in TWE are held by the Class A Partners consisting of a subsidiary of AT&T, MediaOne TWE Holdings, Inc. ('MediaOne') and wholly owned subsidiaries of the Company and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of the Company (the "AOLTW General Partners").

    BOARD OF REPRESENTATIVES. The business and affairs of TWE are managed under the direction of a board of representatives (the 'Board of Representatives' or the 'Board') that is comprised of representatives appointed by subsidiaries of AOL Time Warner (the 'AOLTW Representatives') and representatives appointed by AT&T (the 'AT&T Representatives').

    The AOLTW Representatives control all Board decisions except for certain limited, significant matters affecting TWE as a whole, which matters also require the approval of the AT&T Representatives.

    The managing general partners, both of which are wholly owned subsidiaries of AOL Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the AOLTW Representatives without the approval of the AT&T Representatives.

    CABLE MANAGEMENT COMMITTEE. Prior to August 1999, the businesses and operations of the cable television systems ('Cable Systems') of TWE and the TWE-A/N Partnership were governed by a Cable Management Committee (the 'Management Committee') comprised of six voting members, three designated by MediaOne and three designated by TWE. In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses, including its rights to membership on the Management Committee, terminated immediately and irrevocably. However, MediaOne retains its representation on the TWE Board of Representatives as described above.

    DAY-TO-DAY OPERATIONS. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's principal divisions is managed on a day-to-day basis by the officers of such division.

CERTAIN COVENANTS

    COVENANT NOT TO COMPETE. AT&T ceased to be bound by the covenant not to compete as of August 2000. For so long as any other partner (or affiliate of any partner) owns in excess of 5% of TWE and in the case of any AOLTW General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the principal lines of business of TWE -- cable television systems, pay cable programming networks and filmed entertainment, subject to certain exceptions (which include TBS and its businesses). The covenant not to compete also does not prohibit (i) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (ii) any party from engaging in the telephone or information services business.

    TRANSACTIONS WITH AFFILIATES. Subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm's-length basis.

REGISTRATION RIGHTS

    Within 60 days after June 30, 1999, and within 60 days after the last day of each 18 month period after June 30, 1999, the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm (appointed jointly by an investment banking firm chosen by TWE and an investment banking firm chosen by the Class A Partners) so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests to be registered could be sold in a public offering (the 'Appraised Value'). Upon determination of the Appraised Value, TWE may elect whether or not to register such interests. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE elects not to register such interests, the Class A Partners shall have the right to put the interests to be registered to TWE at their Appraised Value and TWE will be required to pay the fees and expenses of the underwriters. Upon exercise of either TWE's purchase option or the Class A Partners put option, TWE may also elect to purchase the entire partnership interests of the Class A Partners requesting registration at a relevant price determined by the investment bank referred to above, subject to certain adjustments.

    On February 28, 2001, AT&T delivered to TWE its request that TWE reconstitute itself as a corporation and register AT&T's partnership interests for public sale. AT&T has agreed to suspend the process described in the preceding paragraph until at least March 15, 2001 and, through the date of this report, no further implementation of this process has subsequently occurred while the parties have continued their ongoing discussions regarding AT&T's interest in TWE.

    In addition to the foregoing, AT&T will have the right to exercise an additional demand registration right beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers and effects the sale of securities pursuant to a previously exercised demand registration right.

    At the request of any AOLTW General Partner, TWE will effect a public offering of the partnership interests of the AOLTW General Partners or reconstitute TWE as a corporation and register the shares held by the AOLTW General Partners. In any such case, the Class A Partners will have standard 'piggy-back' registration rights.

    Upon any reconstitution of TWE into a corporation, each partner will acquire preferred and common equity in the corporation corresponding in both relative value, rate of return and priority to the partnership interests it held prior to such reconstitution, subject to certain adjustments to compensate the partners for the effects of converting their partnership interests into capital stock.

CERTAIN PUT RIGHTS OF THE CLASS A PARTNERS

    CHANGE IN CONTROL PUT. Upon the occurrence of a change in control of AOL Time Warner, at the request of AT&T, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of AT&T at fair market value (without any minority discount) as determined by investment bankers. A 'change in control' of AOL Time Warner shall be deemed to have occurred:

        (x) whenever, in any three-year period, a majority of the members of the Board of Directors of the Company elected during such three-year period shall have been so elected against the recommendation of the management of the Company or the Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors of the Company in office immediately prior to such election; provided, however, that for purposes of this clause (x) a member of such Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors if his or her initial election occurs as a result of either an actual or threatened election contest (as such terms are used in
                                      I-30

    Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than such Board of Directors; or

        (y) whenever any person shall acquire (whether by merger, consolidation, sale, assignment, lease, transfer or otherwise, in one transaction or any related series of transactions), or otherwise beneficially owns voting securities of the Company that represent in excess of 50% of the voting power of all outstanding voting securities of the Company generally entitled to vote for the election of directors, if such person acquires or publicly announces its intention to initially acquire ten percent or more of such voting securities in a transaction that has not been approved by the management of the Company within 30 days after the date of such acquisition or public announcement.

    The consummation of the AOL-Time Warner merger did not constitute a 'change in control' of Time Warner under the foregoing provisions.

    ASSIGNMENT OF PUT RIGHTS, ETC. TWE, with the consent of such assignee, may assign to the Company, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control put right by AT&T and the right to receive the partnership interests in payment therefor.

    With respect to any of the put rights of AT&T, TWE may pay the applicable put price in cash or Marketable Securities (defined as any debt or equity securities that are listed on a national securities exchange or quoted on NASDAQ) issued by TWE (or if TWE assigns its obligation to pay the put price to the Company, by the Company). The amount of any Marketable Securities comprising the applicable put price shall be determined based on the market price of such securities during the seven months following the closing of such put transaction.

RESTRICTIONS ON TRANSFER BY AOLTW GENERAL PARTNERS

    AOLTW GENERAL PARTNERS. Any AOLTW General Partner is permitted to dispose of any partnership interest (and any AOLTW General Partner and any parent of any AOLTW General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) the Company would not own, directly or indirectly, less than (a) 43.75% of the residual equity of TWE, if such disposition occurs prior to the date on which the Class A Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by the Company, and (iii) a subsidiary of the Company would be a managing general partner of TWE.

    No other dispositions are permitted, except that the Company may sell its entire partnership interest subject to the Class A Partners' rights of first refusal and 'tag-along' rights pursuant to which the Company must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

                         CURRENCY RATES AND REGULATIONS

    AOL Time Warner's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. AOL Time Warner cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. For information with respect to America Online, see Note 2, 'Summary of Significant Accounting Policies -- Foreign Currency Translation' to the consolidated financial statements set forth at page F-28 herein. For a discussion of revenues of international operations, see Note 7, 'Segment Information' to the consolidated financial statements set forth on pages F-37 through F-39 herein.

                                   EMPLOYEES

    At December 31, 2000, the businesses of AOL Time Warner employed a total of approximately 88,500 persons, including approximately 32,000 persons employed by TWE.

ITEM 2. PROPERTIES

CORPORATE, AMERICA ONLINE, TBS, PUBLISHING AND MUSIC

    The following table sets forth certain information as of December 31, 2000 with respect to the Company's principal properties (over 250,000 square feet in area) that are occupied for corporate offices or used primarily by America Online, TBS or the Company's publishing and music divisions, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

                                                                        APPROXIMATE
                                                                        SQUARE FEET           TYPE OF OWNERSHIP
             LOCATION                         PRINCIPAL USE             FLOOR SPACE        EXPIRATION DATE OF LEASE
             --------                         -------------             -----------        ------------------------
New York, NY                        Executive and administrative           560,000    Leased by the Company. Lease
75 Rockefeller Plaza                offices (Corporate and Music)                     expires in 2014.
Rockefeller Center                                                                    Approximately 86,300 sq. ft.
                                                                                      are sublet to outside tenants.

Dulles, VA                          Executive and administrative and     1,132,000    Owned and occupied by the Company.
  22000 AOL Way,                    business offices
  Broderick Dr.                     (AOL HQ Campus)
  Prentice Dr.
  Pacific Blvd.

Mt. View, CA                        Executive, administrative and          802,670    Leased by the Company. (Leases
  Middlefield Rd.                   business offices (Netscape Campus)                expire from 2001-2014)
  Ellis St.                                                                           Approximately 88,077 sq. ft. are
  Whisman Rd.                                                                         sublet to outside tenants.

Columbus, OH                        Executive, administrative and          342,170    Owned and occupied by the Company.
  Arlington Centre Blvd,            business offices (CompuServe
  Wilson Rd.                        Campus)
  Tuller Rd.

Manassas, VA                        Manassas Tech Center (AOL)             278,000    Owned and occupied by the Company.

New York, NY                        Business and editorial offices       1,522,400    Leased by the Company. Most leases
  Time & Life Bldg.                 (Publishing)                                      expire in 2017. Approximately
  Rockefeller Center                                                                  39,800 sq. ft. are sublet to
                                                                                      outside tenants.

Atlanta, GA                         Executive and administrative         1,570,000    Owned by the Company.
  One CNN Center                    offices, studio (TBS) retail,                     Approximately 146,000 sq. ft. are
                                    hotel and theatres                                sublet to outside tenants.

Atlanta, GA                         Offices and studios (TBS)              436,000    Owned and occupied by the Company.
  1050 Techwood Dr.

Atlanta, GA                         Sales and administrative offices       251,000    Leased by the Company. Lease
  101 Marietta St., NW              (TBS)                                             expires in 2009.

Lebanon, IN                         Warehouse space (Publishing)           500,450    Leased by the Company. Lease
  121 N. Enterprise Blvd.                                                             expires in 2006.

Lebanon, IN                         Warehouse space                        251,350    Leased by the Company.
  Lebanon Business                  (Publishing)                                      Lease expires in 2009.
  Park

Olyphant, PA                        Manufacturing, warehouses,           1,012,000    Owned and occupied by the Company.
  East Lackawanna Ave.              distribution and office space
                                    (Music)

                                                  (table continued on next page)

(table continued from previous page)

                                                                        APPROXIMATE
                                                                        SQUARE FEET           TYPE OF OWNERSHIP
             LOCATION                         PRINCIPAL USE             FLOOR SPACE        EXPIRATION DATE OF LEASE
             --------                         -------------             -----------        ------------------------
Aurora, IL                          Offices/warehouse (Music)              602,000    Owned and occupied by the Company.
  948 Meridian Lake

Alsdorf, Germany                    Manufacturing, distribution and        269,000    Owned and occupied by the Company.
  Max-Planck Strasse 1-9            office space (Music)

Terre Haute, Indiana                Manufacturing and office space         269,000    Leased by the Company. Lease
  4025 3rd Pkwy.                    (Music)                                           expires in 2011.

NETWORKS -- HBO, FILMED ENTERTAINMENT AND CABLE

    The following table sets forth certain information as of December 31, 2000 with respect to principal properties (over 250,000 square feet in area) owned or leased by the Company's Networks -- HBO, Filmed Entertainment and cable television businesses, all of which the Company considers adequate for its present needs, and all of which were substantially used by TWE:

                                                                 APPROXIMATE
                                                                 SQUARE FEET            TYPE OF OWNERSHIP;
        LOCATION                    PRINCIPAL USE             FLOOR SPACE/ACRES      EXPIRATION DATE OF LEASE
        --------                    -------------             -----------------      ------------------------
New York, NY               Business offices (HBO)           350,000 sq. ft.        Leased by TWE.
  1100 and 1114                                             and 244,000 sq. ft.    Leases expire in 2018.
  Ave. of the
  Americas

Burbank, CA                Sound stages, administrative,    3,303,000 sq. ft. of   Owned by TWE.
  The Warner Bros.         technical                        improved space on
  Studio                   and dressing room                158 acres(a)
                           structures, screening
                           theaters, machinery and
                           equipment facilities, back
                           lot and parking lot and
                           other Burbank properties
                           (Filmed Entertainment)

Baltimore, MD              Warehouse (Filmed                387,200 sq. ft.        Owned by TWE.
  White Marsh              Entertainment)

Valencia, CA               Location filming (Filmed         232 acres              Owned by TWE.
  Undeveloped Land         Entertainment)

---------

 (a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various litigation matters, investigations and proceedings, including:

    Following the announcement in January 2000 of the merger of Time Warner and America Online, several lawsuits were filed naming as defendants one or more of America Online, directors of America Online, Time Warner and directors of Time Warner. The complaints purported to be filed on behalf of certain shareholders of America Online or Time Warner, alleging breach of fiduciary duty and seeking to enjoin the merger and unspecified compensatory damages. While a number of these lawsuits remain pending, there has been no recent activity.

    America Online was named during 2000 as a defendant in a number of putative class action lawsuits filed in state and federal courts nationwide alleging that consumers and competing Internet service providers have been injured because of the default selection features and the dial-up networking applications in AOL versions 5.0 and 6.0 software. Claims include allegations of negligence, Consumer Protection Act violations and Computer Fraud and Abuse Act violations. Plaintiffs seek damages, an injunction of the distribution of the AOL versions
5.0 and 6.0 software and disgorgement of monies earned through the distribution of the software. The federal 5.0 lawsuits have been consolidated in the U.S. District Court for the Southern District of Florida and the federal 6.0 lawsuits are expected to be consolidated shortly. There are also four state lawsuits pending. America Online filed a motion to dismiss the consolidated litigation on January 19, 2001, which is pending. Although the Company does not believe these lawsuits have any merit and intends to defend against them vigorously the Company is unable to predict the outcome of the cases, or reasonably estimate a range of possible loss at the current status of the matters.

    In the Spring of 1999, the Department of Labor ('DOL') began an investigation of the applicability of the Fair Labor Standards Act ('FLSA') to America Online's Community Leader program. America Online believes the Community Leaders are volunteers, not employees, that the Community Leader program reflects industry practices and that its actions comply with the law. America Online is cooperating with the DOL's inquiry, but is unable to predict the outcome of the DOL's investigation. In addition, former volunteers of the Community Leader program have sued America Online in the U.S. District Court for the Southern District of New York on behalf of an alleged class of current and former Community Leader volunteers, alleging violations of the FLSA and comparable state statutes. America Online filed a motion to dismiss on December 8, 2000, which is pending. The Company believes the claims have no merit and intends to defend against them vigorously. The Company is unable to predict the outcome of the claims, nor can the Company reasonably estimate a range of possible loss given the current status of the matters.

    On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia amusement park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. Interest on the judgment is accruing at the Georgia statutory rate of 12%. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court's judgment. TWE filed a motion for reconsideration with the Court of Appeals, which was denied. Defendants filed a petition for certiorari with the Supreme Court of Georgia seeking review of the decision of the Court of Appeals, which was denied on January 18, 2001. A petition for reconsideration of that decision was also denied, and TWE filed for a stay of the punitive damages with the U.S. Supreme Court. The Supreme Court granted this stay on March 1, 2001.

    Since 1995, several purported class action lawsuits brought by direct purchasers of compact discs (CDs) were filed against WEA Corp., among other defendants, alleging that several CD distribution companies affiliated with the five major record companies violated federal antitrust laws by engaging in a conspiracy to fix prices. These lawsuits have been consolidated in the U.S. District Court for the Central District of California. The Court has denied class status in this matter in a decision dated June 15, 2000. On October 23, 2000, defendants filed a motion for summary judgment, which is pending.

    A related lawsuit, Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al., was brought in the Circuit Court of Cocke County, Tennessee in 1998 on behalf of persons in sixteen states and the District of Columbia who allegedly indirectly purchased CDs from the same group of record distribution companies. Plaintiff alleges that defendants are engaged in a conspiracy to fix CD prices, in violation of the antitrust, unfair trade practices, and consumer protection statutes. Cases similar to Ottinger were filed subsequently in seven additional states. In May 1998, defendants filed a motion to dismiss the Ottinger complaint, which has been denied. Motions to dismiss in the lawsuits in the seven additional states have been filed and are pending.

    A number of lawsuits were brought in 2000 against WEA Corp., along with the other major record companies, in various state and federal courts by purported classes of direct and/or indirect purchasers of CDs, including consumers, alleging that defendants engaged in vertical and/or horizontal conspiracies to engage in price fixing in violation of state and federal law. Among these lawsuits is a federal action commenced by the Attorneys General of 42 states and 3 territories. These lawsuits focus on the companies' minimum advertising pricing ('MAP') programs. The federal lawsuits, as well as the state lawsuits that were removed to federal court, were consolidated in the U.S. District Court for the District of Maine. The remaining state court cases are pending in their respective jurisdictions.

    As to each of the music antitrust matters described above, the Company believes the claims have no merit and intends to defend against them vigorously. The Company is unable to predict the outcome of the claims, nor can the Company reasonably estimate a range of possible loss given the current status of the matters.

    On January 25, 2001, the European Commission ('EC') directed a questionnaire to the Company, along with the other major record companies, as part of an investigation of the vertical relationship between record companies and retailers in certain European Union member states. The focus of the investigation is on the record companies' policies regarding supply, price, discounting and cooperative advertising. The Company is cooperating with the investigation, but is unable to predict its outcome.

    On February 8, 2001, the United Kingdom Office of Fair Trading announced that it had initiated an investigation of several record companies in that country, including Warner Music UK Limited, regarding record companies' policies in regard to parallel imports of CDs into the United Kingdom. Warner Music UK Limited is cooperating with the investigation, but is unable to predict its outcome.

    In 2000, several consumer class action lawsuits were brought against a large number of magazine publishers, including Time Inc., alleging that defendants violated federal antitrust law by purportedly agreeing to limit the extent to which they discount the price of subscriptions to their magazines. These lawsuits have been consolidated in the U.S. District Court for the Southern District of New York. Plaintiffs filed a motion for partial summary judgment on November 1, 2000, which is pending. Although the Company does not believe these lawsuits have any merit and intends to defend against them vigorously, the Company is unable to predict the outcome of the cases, or reasonably estimate a range of possible loss due to the preliminary nature of the matters.

    In July 1999, the former President of Indonesia, H.M. Suharto, filed a lawsuit in the Central Jakarta District Court in Indonesia against Time Inc. Asia and certain individuals, alleging that the May 24, 1999 issue of the Asian edition of Time Magazine defamed him in violation of Indonesian law. The complaint sought a public retraction and apology, as well as $27 billion in compensatory damages for alleged harm to Suharto's reputation. Following the presentation of oral and written evidence, the district court ruled in Time Inc.'s favor on all counts on June 6, 2000. Suharto filed an appeal of the district court's ruling on July 12, 2000, which is pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

    Pursuant to General Instruction G (3), the information regarding the Company's executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

    The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 20, 2001, of such officer.

                NAME                   AGE                       OFFICE
                ----                   ---                       ------
Stephen M. Case......................  42    Chairman of the Board
Gerald M. Levin......................  61    Chief Executive Officer
Richard D. Parsons...................  52    Co-Chief Operating Officer
Robert W. Pittman....................  47    Co-Chief Operating Officer
R. E. Turner.........................  62    Vice Chairman and Senior Advisor
Kenneth J. Novack....................  59    Vice Chairman
Paul T. Cappuccio....................  39    Executive Vice President, General Counsel and
                                               Secretary
David M. Colburn.....................  41    Executive Vice President and President of
                                               Business Development for Subscription Services
                                               and Advertising and Commerce Businesses
J. Michael Kelly.....................  44    Executive Vice President and Chief Financial
                                               Officer
Kenneth B. Lerer.....................  49    Executive Vice President
William J. Raduchel..................  54    Executive Vice President and Chief Technology
                                               Officer
Mayo S. Stuntz, Jr. .................  51    Executive Vice President
George Vradenburg, III...............  58    Executive Vice President, Global and Strategic
                                               Policy

    Set forth below are the principal positions held by each of the executive officers named above:

Mr. Case.............................  Chairman of the Board since the consummation of the
                                         Merger. A co-founder of America Online, Mr. Case had
                                         been Chairman of the Board of Directors of America
                                         Online since October 1995, CEO of America Online since
                                         April 1993, and held various other executive
                                         positions with America Online prior to that.

Mr. Levin............................  Chief Executive Officer since the incorporation of the Company in February 2000 and continues to serve
                                         in that position; prior to the Merger he was Chairman
                                         of the Board of Directors and Chief Executive Officer
                                         of Time Warner since 1993.


Mr. Parsons..........................  Co-Chief Operating Officer since the consummation of the Merger; prior to that, he was President of Time
                                         Warner since February 1995. He previously served as
                                         Chairman and Chief Executive Officer of The Dime
                                         Savings Bank of New York, FSB from January 1991.

                                                  (table continued on next page)

(table continued from previous page)

Mr. Pittman..........................  Co-Chief Operating Officer since the consummation of the Merger; prior to that, Mr. Pittman served as
                                         President and Chief Operating Officer of America
                                         Online since February 1998 and as a director since
                                         1995. He was President and CEO of AOL Networks
                                         from November 1996 until February 1998. Prior to
                                         that, he held the positions of Managing Partner
                                         and CEO of Century 21 Real Estate Corp. from
                                         October 1995 to October 1996 and President and
                                         CEO of Time Warner Enterprises, a division of TWE,
                                         and Chairman and CEO of Six Flags Entertainment
                                         Corporation, the theme park operator, prior to that.

Mr. Turner...........................  Vice Chairman since the consummation of the Merger;
                                         prior to that, he was Vice Chairman of Time Warner
                                         since the consummation of the merger of Turner
                                         Broadcasting System, Inc. ('TBS') and Time Warner
                                         in October 1996. Prior to that, he served as
                                         Chairman of the Board and President of TBS from
                                         1970.

Mr. Novack...........................  Vice Chairman since the consummation of the Merger;
                                         prior to that, he served as Vice Chairman of America
                                         Online since May 1998 and as a director since
                                         January 2000. Mr. Novack has been Of Counsel to
                                         the Boston-based law firm of Mintz, Levin, Cohn,
                                         Ferris, Glovsky and Popeo, PC, since his
                                         retirement as a member of that firm in August
                                         1998. Mr. Novack had been President and CEO of
                                         the firm from 1991 to 1994.

Mr. Cappuccio........................  Executive Vice President, General Counsel and
                                         Secretary since the consummation of the Merger;
                                         prior to that, he served as Senior Vice President
                                         and General Counsel of America Online since August
                                         1999. Before joining America Online, from 1993 to
                                         1999, Mr. Cappuccio was a partner at the
                                         Washington, D.C. office of the law firm of
                                         Kirkland & Ellis.

Mr. Colburn..........................  Executive Vice President and President of Business
                                         Development for Subscription Services and Advertising
                                         and Commerce Businesses since the consummation of the
                                         Merger; prior to that, he was President of Business
                                         Affairs for America Online since January, 2000, and
                                         Senior Vice President, Business Affairs, from March
                                         1997, having joined America Online in August
                                         1995.

                                                  (table continued on next page)

(table continued from previous page)

Mr. Kelly............................  Executive Vice President and Chief Financial Officer
                                         since the consummation of the Merger; prior to that,
                                         he was Senior Vice President and Chief Financial
                                         Officer of America Online since July 1998. Prior
                                         to joining America Online, he was Executive Vice
                                         President -- Finance and Planning and Chief
                                         Financial Officer of GTE Corporation, a
                                         telecommunications company (now part of Verizon).
                                         Mr. Kelly was appointed GTE's Senior Vice
                                         President -- Finance in 1994, receiving the
                                         responsibility for Corporate Planning and
                                         Development during 1997.

Mr. Lerer............................  Executive Vice President since the consummation of the Merger, responsible for corporate communications
                                         and investor relations; prior to that, he was
                                         Senior Vice President of America Online since
                                         October 1999. Previously, Mr. Lerer was a founder
                                         and served as President of Robinson Lerer &
                                         Montgomery, a corporate communications and
                                         consulting firm.

Mr. Raduchel.........................  Executive Vice President and Chief Technology
                                         Officer since the consummation of the Merger; prior
                                         to that, he was Senior Vice President and Chief
                                         Technology Officer of America Online since
                                         September 1999. Previously, he served as Chief
                                         Strategy Officer and a member of the Executive
                                         Committee of Sun Microsystems, Inc., a provider of
                                         Internet hardware, software and services, from
                                         January 1998 to September 1999, having previously
                                         held a variety of management positions with Sun
                                         Microsystems since 1988.

Mr. Stuntz...........................  Executive Vice President since the consummation of the Merger, with responsibility for coordinating
                                         cross-divisional initiatives within the Company;
                                         prior to that, he had been Chief Operating Officer
                                         of America Online's Interactive Services Group
                                         since March 1999 and President of CompuServe
                                         Interactive Services since February 1998, having
                                         joined America Online in August 1997. He had
                                         previously been Chief Operating Officer and
                                         Executive Vice President of Century 21 Real Estate
                                         Corp. from October 1995 to June 1997.

Mr. Vradenburg.......................  Executive Vice President, Global and Strategic
                                         Policy since the consummation of the Merger; prior
                                         to that, he had been Senior Vice President for
                                         Global and Strategic Policy of America Online
                                         since December 1998. Mr. Vradenburg served as
                                         Senior Vice President, General Counsel and
                                         Secretary of America Online from March 1997 to
                                         December 1998. He was a Senior Partner with the
                                         law firm of Latham & Watkins and co-chair of its
                                         Entertainment & Media Practice Group from 1995 to
                                         1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The principal market for the Company's Common Stock is the New York Stock Exchange. For quarterly price information with respect to America Online's Common Stock for the two years ended December 31, 2000, see 'Quarterly Financial Information' at page F-52 herein, which information is incorporated herein by reference. The number of holders of record of the Company's Common Stock as of March 1, 2001 was approximately 66,000.

    Neither the Company nor America Online has paid any dividends since their formation.

    There is no established public trading market for the Company's Series LMCN-V Common Stock, which as of March 1, 2001 was held of record by eight holders.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial information of the Registrant for the five years ended December 31, 2000 is set forth at page F-50 herein and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information set forth at pages F-2 through F-18 herein is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information set forth at page F-18 herein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of the Registrant and the report of independent auditors thereon set forth at pages F-19 through F-48 and F-49 herein are incorporated herein by reference.

    Quarterly Financial Information set forth at pages F-51 and F-52 herein is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in
PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)-(2) Financial Statements and Schedules:

    The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements at page F-1 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this report.

    All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

    (3) Exhibits:

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.29 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

    (b) Reports on Form 8-K.

    (i) Time Warner Inc. filed a Current Report on Form 8-K dated October 5, 2000 in which it reported in Item 5 the termination of its proposed transaction with EMI Group plc (filing date October 5, 2000).

    (ii) The Company filed a Current Report on Form 8-K dated January 11, 2001 in which it reported in Item 2 the closing of the AOL-Time Warner merger (filing date January 12, 2001).

    (iii) The Company filed a Current Report on Form 8-K dated January 18, 2001 setting forth in Item 5 financial statements of America Online as of September 30, 2000 adjusted to reflect purchase rather than pooling accounting treatment for three acquisitions (filing date January 26, 2001).

    (iv) The Company filed a Current Report on Form 8-K/A dated January 11, 2001 setting forth in Item 7 pro forma financial statements of the Company as of September 30, 2000 (filing date January 26, 2001).

    (v) The Company filed a Current Report on Form 8-K/A dated January 11, 2001 setting forth in Item 7 consolidated financial statements of Time Warner Inc., Time Warner Entertainment Company, L.P. ('TWE') and the TWE General partners for the quarter and year ended December 31, 2000 (filing date February 9, 2001).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AOL TIME WARNER INC.

                                          By /s/ J. MICHAEL KELLY
                                             ...................................
                                            NAME: J. MICHAEL KELLY
                                            TITLE:  EXECUTIVE VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER

Date: March 27, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
                                            Chairman of the Board                   March 27, 2001
         /s/ STEPHEN M. CASE
 .........................................
            (STEPHEN M. CASE)

         /s/ GERALD M. LEVIN                Director and Chief Executive Officer    March 27, 2001
 .........................................    (principal executive officer)
            (GERALD M. LEVIN)

         /s/ J. MICHAEL KELLY               Executive Vice President and Chief      March 27, 2001
 .........................................    Financial Officer (principal
            (J. MICHAEL KELLY)                financial officer)

           /s/ JAMES W. BARGE               Vice President and Controller           March 27, 2001
 .........................................    (principal accounting officer)
             (JAMES W. BARGE)

          /s/ DANIEL F. AKERSON                           Director                  March 27, 2001
 .........................................
           (DANIEL F. AKERSON)

         /s/ JAMES L. BARKSDALE                           Director                  March 27, 2001
 .........................................
           (JAMES L. BARKSDALE)

        /s/ STEPHEN F. BOLLENBACH                         Director                  March 27, 2001
 .........................................
         (STEPHEN F. BOLLENBACH)

         /s/ FRANK J. CAUFIELD                            Director                  March 27, 2001
 .........................................
           (FRANK J. CAUFIELD)

        /s/ MILES R. GILBURNE                             Director                  March 27, 2001
 .........................................
           (MILES R. GILBURNE)

          /s/ CARLA A. HILLS                              Director                  March 27, 2001
 .........................................
             (CARLA A. HILLS)

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
           /s/ REUBEN MARK                                Director                  March 27, 2001
 .........................................
              (REUBEN MARK)

         /s/ MICHAEL A. MILES                             Director                  March 27, 2001
 .........................................
            (MICHAEL A. MILES)

        /s/ KENNETH J. NOVACK                             Director                  March 27, 2001
 .........................................
           (KENNETH J. NOVACK)

        /s/ RICHARD D. PARSONS                           Director                   March 27, 2001
 .........................................
           (RICHARD D. PARSONS)

        /s/ ROBERT W. PITTMAN                            Director                   March 27, 2001
 .........................................
           (ROBERT W. PITTMAN)

        /s/ FRANKLIN D. RAINES                           Director                   March 27, 2001
 .........................................
           (FRANKLIN D. RAINES)

           /s/ R. E. TURNER                               Director                  March 27, 2001
 .........................................
              (R. E. TURNER)

    /s/ FRANCIS T. VINCENT, JR.                           Director                  March 27, 2001
 .........................................
        (FRANCIS T. VINCENT, JR.)

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-19
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-20
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-21
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998......  F-22
Notes to Consolidated Financial Statements..................  F-23
Report of Independent Auditors..............................  F-49
Selected Financial Information..............................  F-50
Quarterly Financial Information.............................  F-51

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMERICA ONLINE-TIME WARNER MERGER

    On January 11, 2001, America Online, Inc. ('America Online') and Time Warner Inc. ('Time Warner') completed their previously announced merger pursuant to the Second Amended and Restated Agreement and Plan of Merger among the companies and certain of subsidiaries dated as of January 10, 2000 (the 'Merger'). The combined company is named AOL Time Warner Inc. ('AOL Time Warner').

    The Merger was structured as a stock-for-stock exchange. Prior to the Merger, America Online and Time Warner formed a new holding company called AOL Time Warner and the new holding company formed two wholly owned subsidiaries. Upon the closing of the transaction, one subsidiary merged with and into America Online and one subsidiary merged with and into Time Warner. As a result, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner. As part of the merger, each issued and then outstanding share of each class of common stock of Time Warner was converted into 1.5 shares of an identical series of common stock of AOL Time Warner. Each issued and then outstanding share of common stock of America Online was converted into one share of common stock of AOL Time Warner.

    As a result of the Merger, the former shareholders of America Online have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner have an approximate 45% interest in AOL Time Warner, expressed on a fully diluted basis. The Merger will be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, will be allocated to its underlying net assets in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired will be recorded as goodwill.

    AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web brands, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

    Because the Merger was not consummated on or before December 31, 2000, the following discussion and accompanying consolidated financial statements reflect only the financial results of America Online, as predecessor of AOL Time Warner. For additional information on the Merger, see Note 1 of the Notes to the Consolidated Financial Statements.

OVERVIEW

    Founded in 1985, America Online, based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies, and electronic commerce services.

    As of December 31, 2000, America Online had four major lines of businesses:

  o  the Interactive Services Group

  o  the Interactive Properties Group

  o  the AOL International Group

  o  the Netscape Enterprise Group

    The lines of business are described below.

    The Interactive Services Group develops and operates branded interactive services, including:

  o  the AOL service, a worldwide Internet online service with approximately
     26.7 million members as of December 31, 2000

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

  o the CompuServe service, a worldwide Internet online service with approximately 3 million members as of December 31, 2000

  o  Netscape.com, an Internet portal

  o  the AOL Anywhere web site

  o  the Netscape browser software

  o the AOLTV service, an interactive television service for mass-market consumers

  o the AOL Mobile services, which deliver features and content of the AOL service and branded properties to wireless consumers

    The Interactive Properties Group is built around branded properties that operate across multiple services and platforms, such as:

  o Digital City, Inc., the leading local online network and community guide on the AOL service and the Internet based on the number of visitors per month

  o ICQ, the world's leading communications portal, based on the number of registered users, that provides instant communications and chat technology

  o AOL Instant Messenger, a Web-based communications service that enables Internet users to send and respond in real time to private personalized electronic messages

  o Moviefone, Inc., the nation's No. 1 movie guide and ticketing service based on the number of users

  o  Internet music brands Spinner.com, Winamp and SHOUTcast

  o  MapQuest.com, a leader in destination information solutions

  o 'AOLbyPhone,' a voice portal that enables AOL members to check their e-mail and access other popular AOL features conveniently through simple, spoken commands from any telephone

    The AOL International Group oversees the AOL and CompuServe services and operations outside the United States, as well as the Netscape Online service in the United Kingdom.

    The Netscape Enterprise Group focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services enable businesses and users to share information, manage networks and facilitate electronic commerce. The Netscape Enterprise group operates primarily through iPlanet E-Commerce Solutions, a strategic alliance between America Online and Sun Microsystems, Inc. ('Sun Microsystems'), a leader in network computing products and services, that was formed in November 1998 and began operating in March 1999.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

REVENUES

    The following table and discussion highlights the revenues of America Online for the years ended December 31, 2000, 1999 and 1998.

                                                              YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                    2000                1999                1998
                                               --------------      --------------      --------------
                                                               (DOLLARS IN MILLIONS)
Revenues:
Subscriptions................................  $4,777    62.0%     $3,874    67.6%     $2,765    71.4%
Advertising and commerce.....................   2,369    30.8       1,240    21.7         612    15.8
Content and other............................     557     7.2         610    10.7         496    12.8
                                               ------   -----      ------   -----      ------   -----
Total revenues...............................  $7,703   100.0%     $5,724   100.0%     $3,873   100.0%
                                               ------   -----      ------   -----      ------   -----
                                               ------   -----      ------   -----      ------   -----

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

    America Online generates three main types of revenues: subscriptions; advertising and commerce; and content and other. Subscription revenues are generated from customers subscribing to America Online's AOL service and, effective February 1, 1998, the CompuServe service. Additional subscription revenues are generated from customers subcribing to America Online's custom solutions services. Advertising and commerce revenues are non-subscription based and are generated mainly from businesses marketing to America Online's base of subscribers and users across its multiple brands. Advertising and commerce revenues mainly consist of advertising and related revenues, the sale of merchandise and fees associated with electronic commerce. Content and other revenues consist principally of product licensing fees and fees from technical support, consulting and training services.

  Subscription Revenues

    Currently, America Online's Interactive Services Group generates subscription revenue primarily from subscribers paying a monthly membership fee.

    America Online's current pricing options for the AOL service in the United States are as follows:

  o A standard monthly membership fee of $21.95, with no additional hourly charges (the 'Flat-Rate Plan'). Subscribers can also choose to prepay for one year in advance at an effective monthly rate of $19.95. America Online increased the price of its Flat-Rate Plan from $19.95 per month to $21.95 per month, and the effective monthly rate of the annual plan from $17.95 per month to $19.95 per month, effective at the start of each member's monthly billing cycle in April 1998. Those subscribers who were on the annual plan at the time of change were not subject to an increase until their renewal date.

  o An alternative offering of three hours for $4.95 per month, with additional time priced at $2.50 per hour.

  o An alternative offering of $9.95 per month for unlimited use -- for those subscribers who have an Internet connection other than through AOL and use this connection to access AOL services.

    America Online's current pricing options for CompuServe 2000 are as follows:

  o A standard monthly membership offering of 20 hours for $9.95 per month, with additional time priced at $2.95 per hour.

  o An alternative monthly membership fee of $19.95, with no additional hourly charges.

  o An incentive rebate program offering a $400 rebate with a 3 year commitment of $21.95 per month.

    At December 31, 2000, America Online had approximately 26.7 million AOL brand subscribers, of which approximately 21.5 million were in the United States. Also at that date, America Online had approximately 3 million CompuServe brand subscribers, of which approximately 2.2 million were in the United States. At December 31, 1999, America Online had approximately 20.5 million AOL brand subscribers, of which approximately 17.4 million were in the United States. Also at that date, America Online had approximately 2.5 million CompuServe brand subscribers, of which approximately 1.6 million were in the United States. As of December 31, 2000 and 1999, the AOL and CompuServe brands had approximately 6 million and approximately 4 million subscribers, respectively, outside of the United States.

    For the year ended December 31, 2000, subscription revenues increased from $3,874 million to $4,777 million, or 23%, over the year ended December 31, 1999. This increase was primarily attributable to a 32% increase in the average number of U.S. subscribers in the year ended December 31, 2000, compared to the year ended December 31, 1999, offset in part by a slight decrease in the average monthly subscription services revenue per U.S. subscriber. The decrease in the average monthly subscription revenues per U.S. subscriber is due to the different brands and services offered by America Online and the mix of multiple price points offered by these brands and services, as well as certain promotional bundling programs. Under these bundling programs,

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

customers of America Online's commerce partners typically receive a subscription to America Online's online services as a result of purchasing a product from a commerce partner. America Online records subscription revenues under these bundling programs based upon the net amount received from the commerce partner.

    For the year ended December 31, 1999, subscription revenues increased from $2,765 million to $3,874 million, or 40%, over the year ended December 31, 1998. This increase was primarily attributable to a 35% increase in the average number of U.S. subscribers during 1999, compared to 1998, as well as a 4% increase in the average monthly subscription revenues per U.S. subscriber. This increase in the average monthly subscription revenues per U.S. subscriber was principally attributable to the increase in the Flat-Rate Plan membership fee from $19.95 to $21.95, which became effective in April 1998.

  Advertising and Commerce Revenues

    An important objective of America Online's business strategy is a continued emphasis on growing the advertising and commerce revenues. These revenues consist principally of advertising and related revenues, the sale of merchandise and fees associated with electronic commerce across America Online's multiple brands. During the year ended December 31, 2000, utilizing its large, active and growing user base, America Online continued to build on its industry-leading advertising and commerce revenue base through a series of major alliances with leading brands and retailers. The user base not only includes the paying subscribers of the AOL and CompuServe services, it also includes users of America Online's other branded portals and services such as MapQuest.com, AOL Moviefone, AOL Instant Messenger, Netscape.com, AOL.COM, ICQ and Digital City.

    The following table summarizes the material components of advertising and commerce revenues for the years ended December 31, 2000, 1999 and 1998.

                                                              YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                    2000                1999                1998
                                               --------------      --------------      --------------
                                                               (DOLLARS IN MILLIONS)
Advertising and electronic commerce fees.....  $2,115    89.3%     $1,071    86.4%     $  519    84.8%
Merchandise..................................     254    10.7         169    13.6          93    15.2
                                               ------   -----      ------   -----      ------   -----
Total advertising and commerce...............  $2,369   100.0%     $1,240   100.0%     $  612   100.0%
                                               ------   -----      ------   -----      ------   -----
                                               ------   -----      ------   -----      ------   -----

    Advertising and commerce revenues increased by 91%, from $1,240 million during the year ended December 31, 1999 to $2,369 million during the year ended December 31, 2000. This increase was primarily attributable to additional advertising and electronic commerce on America Online's AOL service, as well as its other branded services and portals. Advertising and electronic commerce fees increased by 97%, from $1,071 million during the year ended December 31, 1999 to $2,115 million during the year ended December 31, 2000.

    Advertising and commerce revenues increased by 103%, from $612 million during the year ended December 31, 1998 to $1,240 million during the year ended December 31, 1999. More advertising on America Online's AOL service and Netcenter portal, as well as an increase in electronic commerce fees, primarily drove the increase. Advertising and electronic commerce fees increased by 106%, from $519 million during the year ended December 31, 1998 to $1,071 million during the year ended December 31, 1999.

  Content and Other Revenues

    Content and other revenues consist primarily of product licensing fees and fees from technical support, consulting and training services generated by America Online's Netscape Enterprise Group. The Netscape Enterprise Group focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services enable businesses and users to share information, manage

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

networks and facilitate electronic commerce on the Internet. In November 1998, America Online entered into a strategic alliance with Sun Microsystems to accelerate the growth of electronic commerce. The alliance became effective in March 1999. The strategic alliance provides that, over a three year period, America Online and Sun Microsystems will jointly develop and market to business enterprises, iPlanet client software and network application and server software for electronic commerce, extended communities and connectivity. These products will include software incorporating the Netscape code, Sun Microsystems code and technology and certain America Online services features.

    Content and other revenues decreased by 9%, from $610 million in 1999 to $557 million in 2000. The decrease was primarily due to a decrease in contractual obligations from Sun Microsystems, offset in part by an increase in license revenues generated through the alliance with Sun Microsystems. In addition, as a result of additional products being considered collaborative (jointly developed by Netscape and Sun Microsystems), when these collaborative products are sold by Sun Microsystems personnel, America Online records as revenue the net payments received from Sun Microsystems. This results in lower reported revenues and thus slower growth of reported revenues, but has not impacted the gross margin and income from operations which has continued to grow. See Segment Results of Operations for further discussion on the impact of the alliance with Sun Microsystems.

    Content and other revenues increased by 23%, from $496 million during the year ended December 31, 1998 to $610 million during the year ended December 31, 1999. The increase was due to an increase in product sales related to server applications and consulting services coupled with revenues generated from the alliance with Sun Microsystems.

COSTS AND EXPENSES

    The following table and discussion highlights the costs and expenses of America Online for the years ended December 31, 2000, 1999 and 1998.

                                                              YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                    2000                1999                1998
                                               --------------      --------------      --------------
                                                               (DOLLARS IN MILLIONS)
Total revenues...............................  $7,703   100.0%     $5,724   100.0%     $3,873   100.0%
                                               ------   -----      ------   -----      ------   -----
                                               ------   -----      ------   -----      ------   -----
Costs and expenses:
Cost of revenues.............................  $3,874    50.3%     $3,324    58.1%     $2,538    65.5%
Sales, general and administrative............   1,902    24.7       1,390    24.3       1,034    26.7
Amortization of goodwill and other intangible
  assets.....................................     100     1.3          68     1.2          49     1.3
Merger, restructuring and contract
  termination charges........................      10     0.1         123     2.1          50     1.3
Acquired in-process research and
  development................................      --      --          --      --          80     2.1
Settlement charges...........................      --      --          --      --          18     0.4
                                               ------   -----      ------   -----      ------   -----
Total costs and expenses.....................  $5,886    76.4%     $4,905    85.7%     $3,769    97.3%
                                               ------   -----      ------   -----      ------   -----
                                               ------   -----      ------   -----      ------   -----

  Cost of Revenues

    Cost of revenues includes network-related costs, consisting primarily of data network costs; personnel and related costs associated with operating the data centers, data network and providing customer support; billing, consulting and technical support/training; host computer and network equipment costs; costs of merchandise sold; and product development costs. Product development costs include research and development expenses and

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

other product development costs including support and maintenance of America Online's multiple interactive products.

    America Online continues to experience increases in both subscriber usage, which is primarily due to the growth of the subscriber base, and average monthly usage per subscriber. Both of these growth factors have the potential to increase network costs on an absolute dollar basis, as well as a percentage-of-revenue basis. While the growth in subscriber usage and related costs generally are consistent with the increases in subscription revenues, the increase in usage and related costs per subscriber could impact operating margins. America Online has minimized, and plans to continue to minimize, the impact to costs associated with such growth by reducing network costs, on a relative basis (either on a per-hour basis or as a percentage of total revenues) and increasing advertising and commerce revenues. An important factor in reducing network costs is the reduction of the costs of operating America Online's data network, on a per-hour basis, through volume discounts and more efficient utilization of AOLnet, America Online's TCP/IP network. America Online expects the growth in advertising and commerce revenues, assuming such growth continues, will provide the opportunity and flexibility to fund the costs associated with the increased usage resulting from growing its subscriber base.

    For the year ended December 31, 2000, cost of revenues increased from $3,324 million to $3,874 million, or 17%, over the year ended December 31, 1999, and decreased as a percentage of total revenues from 58.1% to 50.3%. The increase in cost of revenues in 2000 was primarily attributable to increases in host computer and network equipment costs; data network costs and personnel and related costs associated with operating the data centers and data network and providing customer support. Additionally, an increase in costs related to America Online's new custom services contributed to the overall growth of cost of revenues. Total cost of revenue was partially offset by a decrease in cost of revenues related to the Enterprise business as a result of the alliance with Sun Microsystems. Collaborative products (jointly developed by Netscape and Sun Microsystems) sold are recorded as net revenues by America Online when payments are received from Sun Microsystems. As a result, America Online records no expense related to these product sales resulting in lower cost of revenues reported. Host computer and network equipment costs, consisting of lease, depreciation and maintenance expenses; data network costs; and personnel and related costs associated with operating the data centers, data network and providing customer support increased as a result of the larger member base and more usage by members, as well as supporting a larger data network. Costs related to America Online's new custom services are a result of America Online's agreement with Gateway, Inc., which was entered into in October 1999. Product development costs increased due to an increase in the number of technical employees to support additional products across multiple brands. The decrease in cost of revenues as a percentage of total revenues was primarily attributable to growth of the higher margin advertising and commerce revenues, as well as a decrease in network-related costs as a percentage of subscription revenues. The decrease in network-related costs as a percentage of subscription revenues was primarily driven by a 19% decrease in the hourly network cost for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease in the hourly network costs is mainly due to efficiencies America Online continues to realize as a result of its size and scale, as well as lower negotiated rates with its network providers. This decrease was partially offset by an increase in daily member usage, from an average of nearly 55 minutes per day in the year ended December 31, 1999 to an average of nearly 61 minutes per day in the year ended December 31, 2000.

    For the year ended December 31, 1999, cost of revenues increased from $2,538 million to $3,324 million, or 31%, over the year ended December 31, 1998, and decreased as a percentage of total revenues from 65.5% to 58.1%. The increase in cost of revenues during 1999 was primarily attributable to increases in data network costs; personnel and related costs associated with operating the data centers and data network and providing customer support, consulting, technical support/training and billing; host computer and network equipment costs and royalty expense. Data network costs increased primarily as a result of the larger member base and more usage per member. Personnel and related costs associated with operating the data centers, data network,

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, a larger member base and increased subscription revenues. Personnel and related costs associated with consulting and technical support/training increased due to providing additional customer support and professional services. Host computer and network equipment costs, consisting of lease, depreciation and maintenance expenses, increased as a result of additional host computer and network equipment, required to serve the larger member base and more usage by members. Product development costs increased due to an increase in the number of technical employees to support additional products across its multiple brands. The decrease in cost of revenues as a percentage of total revenues was primarily attributable to growth of the higher margin advertising and commerce revenues, as well as a decrease in network-related costs as a percentage of subscription services revenue.

  Sales, General and Administrative

    Sales, general and administrative expenses include the costs to acquire and retain subscribers, the operating expenses associated with the sales and marketing organizations, other general marketing costs to support America Online's multiple brands, bad debt and other general and administrative costs.

    America Online's strategy continues to emphasize brand advertising across multiple brands, as well as cost-effective bundling agreements, where its products are widely distributed with new personal computers, the Windows operating system and other peripheral computer equipment and software. Additionally, America Online continues to market its products via direct mail programs. These marketing initiatives coupled with improving subscriber acquisition and retention rates, continue to create efficiencies in America Online's marketing costs.

    For the year ended December 31, 2000, sales, general and administrative expenses increased from $1,390 million to $1,902 million, or 37%, over the year ended December 31, 1999, and remained relatively unchanged as a percentage of total revenues. The increase in sales, general and administrative expenses for the year ended December 31, 2000 was mainly attributable to an increase in brand advertising supporting multiple brands and direct subscriber acquisition costs; an increase in bad debt expense related to the America Online services and advertising revenues; and an increase in outside services and fees, primarily accounting fees, temporary agency fees and legal costs. Brand advertising and direct subscriber acquisition costs represent $254 million and bad debt expense represents $155 million of the total increase in sales, general and administrative costs. The increase in bad debt related to the America Online services, was primarily the result of extending the collection period for subscription fees and the CompuServe rebate program which was initiated in the third quarter of the year ended December 31, 1999. The increase in subscription revenues during the year ended December 31, 2000 also contributed to the increase in bad debt. The increase in bad debt related to advertising was a result of an increased number of advertising contracts entered into and the overall growth of advertising revenues during the year ended December 31, 2000.

    For the year ended December 31, 1999, sales, general and administrative expenses increased from $1,034 million to $1,390 million, or 34%, over the year ended December 31, 1998, and decreased as a percentage of total revenues from 26.7% to 24.3%. The increase in sales, general and administrative expenses for 1999 was mainly attributable to an increase in personnel costs, primarily payroll taxes related to employee stock option exercises and personnel costs associated with expanding the Netscape Enterprise business, direct subscriber acquisition costs, and brand advertising across multiple brands. The decrease as a percentage of total revenues was primarily a result of the substantial growth in revenues.

  Amortization of Goodwill and Other Intangible Assets

    Amortization of goodwill and other intangible assets increased to $100 million in 2000 from $68 million in 1999. The increase in amortization expense during the year ended December 31, 2000 is primarily attributable to

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

goodwill associated with the acquisitions of Quack.com, iAmaze, Inc., LocalEyes Corporation and the remaining 20% interest in Digital City, Inc. during the year ended December 31, 2000. For further information, refer to Note 6 of the Notes to the Consolidated Financial Statements. In addition, America Online recognized an intangible asset associated with the acquisition cost of Gateway.net subscribers in December 1999. Amortization of goodwill and other intangible assets increased to $68 million in the year ended December 31, 1999 from $49 million in the year ended December 31, 1998. The increase in amortization expense during 1999 is primarily attributable to goodwill associated with the acquisition of Mirabilis, Ltd. ('Mirabilis') in June 1998.

  Merger and Restructuring Charges

    For the year ended December 31, 2000, America Online recognized net charges of $10 million primarily related to its merger of MapQuest.com, Inc., consisting mainly of investment banking, legal and accounting services; contract termination fees; and severance and other personnel costs. All of these costs had been paid as of December 31, 2000.

    For the year ended December 31, 1999, America Online recognized charges of $123 million related to restructurings and mergers. All of these costs were paid as of December 31, 2000.

  o In connection with the mergers of Moviefone, Inc., Spinner Networks Incorporated, NullSoft, Inc. and Tegic Communications, Inc., America Online recorded direct merger-related costs of $20 million.

  o In connection with plans announced and implemented in March 1999, America Online recorded a charge of $103 million for direct costs related to the merger with Netscape and America Online's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities, as well as the merger with When, Inc.

    For the year ended December 31, 1998, America Online recognized net charges of $50 million related to restructurings and mergers. All of these costs had been paid as of December 31, 2000.

  o During the quarter ended December 1998, America Online recognized approximately $2 million in merger related costs in connection with the merger of AtWeb, Inc. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs and other related charges in connection with the transaction.

  o In connection with a restructuring plan adopted in the first quarter of the year ended December 31, 1998, America Online recorded a $35 million restructuring charge associated with the restructuring of its AOL Studios brand group. The restructuring included costs of exiting certain business activities, the termination of approximately 160 employees and the shutdown of certain subsidiaries and facilities.

  o Also, in the first quarter of the year ended December 31, 1998, America Online recorded a $13 million restructuring charge related to the implementation of certain restructuring actions mainly related to the Netscape Enterprise Group. These actions were aimed at reducing its cost structure, improving its competitiveness and restoring sustainable profitability. The restructuring plan resulted from decreased demand for certain Enterprise products and the adoption of a new strategic direction. The restructuring included a reduction in the workforce (approximately 400 employees), the closure of certain facilities, the write-off of non-performing operating assets and third-party royalty payment obligations relating to canceled contracts.

    Refer to Note 3 of the Notes to Consolidated Financial Statements for further information related to restructurings and merger costs.

  Acquired In-Process Research and Development

    America Online incurred a total of $80 million in acquired in-process research and development ('IPR&D') charges in 1998 related to the acquisitions of Mirabilis, Personal Library Software, Inc. ('PLS')

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

and NetChannel, Inc. ('NetChannel'). These transactions were accounted for under the purchase method of accounting.

    In June 1998, America Online acquired the assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis. The ICQ technology is an enabling technology for online communication. At the date of acquisition, Mirabilis reported 12 million registered trial users of which approximately half were active. America Online paid $287 million in cash and may pay up to $120 million in additional contingent purchase payments based on future performance levels. As a result of certain performance levels being satisfied, the Company paid $40 million in August 2000 related to the contingent purchase price. America Online's Consolidated Statements of Operations reflect a one-time write-off of the amount of purchase price allocated to IPR&D of approximately $60 million.

    In accounting for the acquisition of Mirabilis, America Online allocated the excess purchase price over the fair value of net tangible assets and identified intangible assets. In performing this allocation, America Online considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition (estimated to be similar to the rate experienced by the AOL service) and the research and development projects in-process at the date of acquisition. With regard to the IPR&D projects, America Online considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. If these projects are not successfully developed, America Online may not realize the value assigned to the IPR&D projects. In addition, the value of the other acquired intangible assets may also become impaired.

    America Online acquired PLS, a developer of information indexing and search technologies in January 1998 and NetChannel, a Web-enhanced television company, in June 1998. In connection with the purchases of PLS and NetChannel, America Online recorded charges for acquired IPR&D in the year ended December 31, 1998 of $10 million related to each acquisition.

    The technology, market and development risk factors discussed above for the Mirabilis acquisition are also relevant and should be considered with regard to the acquisitions of PLS and NetChannel.

  Settlement Charges

    In the year ended December 31, 1998, America Online recorded a net settlement charge of $18 million in connection with the settlement of the Orman
v. America Online, Inc. class action lawsuit filed in U.S. District Court for the Eastern District of Virginia alleging violations of federal securities laws between August 1995 and October 1996.

OTHER INCOME, NET

    Other income, net, consists primarily of net investing activities including interest income, interest expense and gains and losses recognized on available-for-sale securities and securities classified as derivatives. America Online had other income of $67 million, $815 million and $41 million in the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in other income, net, in the year ended December 31, 2000 was primarily attributable to a loss of $465 million on investments as a result of declines in market values deemed to be other-than-temporary. In addition, America Online adopted Financial Accounting Standards Board Statement No. 133 'Accounting for Derivative Instruments and Hedging Activities' ('FAS 133') in the third quarter of the year ended December 31, 2000. In accordance with the provisions of FAS 133, America Online incurred a loss of $70 million due to a reduction in the value of securities that meet the derivative criteria established by

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

FAS 133. Including these adjustments, the value of the investments, including available-for-sale securities was $3,824 million at December 31, 2000. These losses in the year ended December 31, 2000 were offset by realized gains on available-for-sale securities of approximately $392 million and net interest income of approximately $275 million. The increase in other income, net, in the year ended December 31, 1999 was primarily attributable to realized gains on investments of $692 million in the year ended December 31, 1999, including a net gain of $567 million related to the sale of investments in Excite, Inc., compared to realized gains of $20 million in 1998, coupled with an increase in interest income.

    America Online's investment portfolio of available-for-sale securities is primarily invested in Internet and technology companies. These available-for-sale investments are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which it is invested. America Online has realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which it is invested. In addition, changes in the value of securities that meet the derivative criteria established in FAS 133, are recorded in other income. See Notes 2 and 11 of the Notes to the Consolidated Financial Statements for additional information on FAS 133. America Online's objective is to minimize the impact of stock market declines on its earnings and cash flows. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on the operating results of America Online in future periods.

INCOME TAX PROVISION

    The income tax provision was $732 million, $607 million and $30 million in the years ended December 31, 2000, 1999 and 1998, respectively. The increase in the provision for income taxes in the year ended December 31, 1999 is a direct result of America Online's increase in pre-tax income. For additional information regarding income taxes, refer to Note 12 of the Notes to the Consolidated Financial Statements.

SEGMENT RESULTS

    As of December 31, 2000, America Online had four operating segments, of which two are reportable segments, that share the same infrastructure. For further information regarding segments, refer to Note 7 of the Notes to the Consolidated Financial Statements.

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

    A summary of the segment financial information is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                               (AMOUNTS IN MILLIONS)
Revenues:
Interactive Services Group(1)...............................  $6,879   $5,059   $3,441
Netscape Enterprise Group(2)................................     359      447      357
Other Segments(3)...........................................     465      218       75
                                                              ------   ------   ------
Total revenues..............................................  $7,703   $5,724   $3,873
                                                              ------   ------   ------
                                                              ------   ------   ------
Income (loss) from operations:
Interactive Services Group(1)...............................  $1,958   $1,280   $  616
Netscape Enterprise Group(2)................................     153       40      (54)
Other Segments(3)...........................................     185       49      (10)
General & Administrative(4).................................    (469)    (427)    (300)
Other charges...............................................     (10)    (123)    (148)
                                                              ------   ------   ------
Total income from operations................................  $1,817   $  819   $  104
                                                              ------   ------   ------
                                                              ------   ------   ------

---------------
(1) For the years ended December 31, 2000, 1999 and 1998, the Interactive Services Group includes online service revenues of $4,777 million, $3,874 million and $2,765 million, respectively; advertising and commerce revenues of $2,022 million, $1,116 million and $591 million, respectively; content and other revenues of $80 million, $69 million and $85 million, respectively; and goodwill and other intangible assets amortization of $51 million, $39 million and $25 million, respectively.

(2) For the years ended December 31, 2000, 1999 and 1998, the Netscape Enterprise Group is comprised solely of content and other revenues and includes goodwill and other intangible assets amortization of $0 million, $0 million and $10 million, respectively.

(3) For the years ended December 31, 2000, 1999 and 1998, Other Segments include advertising and commerce revenues of $347 million, $124 million and $21 million, respectively; content and other revenues of $118 million, $94 million and $54 million, respectively; and goodwill and other intangible assets amortization of $49 million, $29 million and $14 million, respectively.

(4) Bad debt expense has been allocated to the applicable segment.

    For an overview of the segment revenues, refer to the consolidated results of operations discussion earlier in this section.

    Interactive Services Group income from operations increased from $616 million in the year ended December 31, 1998 to $1,280 million in the year ended December 31, 1999 and $1,958 million in the year ended December 31, 2000. These increases are mainly the result of increases in subscription revenues and advertising and commerce revenues coupled with increased network efficiencies.

    Netscape Enterprise Group income/loss from operations improved from a loss of $54 million in the year ended December 31, 1998 to income of $40 million in the year ended December 31, 1999 to income of $153 million in the year ended December 31, 2000. These improvements were mainly attributable to an increase in gross margins, as well as a decline in operating expenses, as the Netscape Enterprise Group began to realize efficiencies from using America Online's infrastructure. In addition, the Netscape Enterprise Group experienced benefits from the alliance with Sun Microsystems, which became effective in March 1999.

    Other Segments income/loss from operations improved from a loss of $10 million in the year ended December 31, 1998 to income of $49 million in the year ended December 31, 1999 to income of $185 million in the year ended December 31, 2000. These improvements were mainly attributable to an increase in Interactive Properties advertising revenues partially offset by an increase in cost of revenues, selling, general and administrative costs and product development costs.

LIQUIDITY AND CAPITAL RESOURCES

    America Online has financed its operations primarily through cash generated from operations. In addition, America Online has generated cash from the sale of its convertible notes, the sale of marketable securities and the sale of its capital stock. In addition to purchasing telecommunications equipment, America Online also

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

enters into operating leases for the use of this equipment. Net cash provided by operating activities was $1,958 million, $1,640 million and $554 million in the years ended December 31, 2000, 1999 and 1998, respectively, and increased primarily due to America Online's increase in net income. Net cash used in investing activities was $2,323 million, $2,347 million and $419 million in the years ended December 31, 2000, 1999 and 1998, respectively. Cash used in investing activities included approximately $1.9 billion of investments in available-for-sale securities acquired during the year ended December 31, 2000 and approximately $2.5 billion acquired during the year ended December 31, 1999, including America Online's $1.5 billion investment in a General Motors equity security related to the strategic alliance it entered into with Hughes Electronics Corporation. Cash used in investing activities during the year ended December 31, 1999 was offset by net proceeds of approximately $567 million related to the sale of Excite, Inc. investments. Net cash provided by financing activities was $421 million, $1,729 million and $817 million in the years ended December 31, 2000, 1999 and 1998, respectively. Included in financing activities for the year ended December 31, 1999 were approximately $1.2 billion in net proceeds from the issuance of convertible debt. Included in financing activities for the year ended December 31, 1998 were $550 million in aggregate net proceeds from a public offering of its common stock.

    America Online has used its working capital to finance ongoing operations and to fund the marketing and development of its products and services. America Online plans to continue to invest in subscriber acquisition, retention and brand marketing to expand its subscriber base, as well as in network, computing and support infrastructure. Additionally, America Online expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products or businesses complementary to America Online's current business.

    At December 31, 2000, America Online had working capital of $2,343 million, compared to working capital of $1,698 million at December 31, 1999. In addition, America Online had investments including available-for-sale securities of $3,824 million and $4,902 million at December 31, 2000 and 1999, respectively. Current assets increased by $796 million, from $3,875 million at December 31, 1999 to $4,671 million at December 31, 2000, while current liabilities increased by $151 million, from $2,177 million to $2,328 million, over this same period. The increase in current assets was primarily attributable to an increase in cash and short-term investments resulting from cash generated by operations. The change in current liabilities was primarily due to an increase in deferred revenues, partially offset by a reduction in other accrued liabilities and accrued personnel costs.

    On November 15, 2000, America Online exercised its option to redeem in whole, the 4% Convertible Subordinated Notes due November 15, 2002, (the 'Notes'). Under the redemption prices set forth in the Notes, America Online was obligated to redeem the outstanding Notes at a price of 101.6% (expressed as a percentage of principal amount) together with accrued interest at the date of redemption. At the election of the noteholders the entire outstanding principal balance of the Notes as of the redemption date was converted into approximately
37.7 million shares of America Online's common stock.

    During December 1999, America Online sold $2.3 billion aggregate principal at maturity of zero-coupon Convertible Subordinated Notes (the 'Zero-Coupon Notes') due December 6, 2019 and received net proceeds of approximately $1.2 billion. Also, in December 1999, the underwriters exercised the overallotment option on the Zero-Coupon Notes. As a result, on January 5, 2000, America Online sold additional Zero-Coupon Notes with aggregate principal at maturity of approximately $55.6 million for net proceeds of approximately $30 million.
For additional information regarding these notes, refer to Note 10 of the Notes to the Consolidated Financial Statements.

    During July 1998, America Online sold approximately 43.2 million shares of common stock and raised a total of $550 million in new equity, which was used for general corporate purposes.

    On March 17, 2000, America Online and Bertelsmann AG announced a global alliance to expand the distribution of Bertelsmann's media content and electronic commerce properties over America Online's interactive brands worldwide. America Online and Bertelsmann also announced an agreement to restructure their interests in the AOL Europe and AOL Australia joint ventures. This restructuring consists of a put and call

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

arrangement for America Online to purchase, in two installments, Bertelsmann's 50% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion, payable at America Online's option in cash, AOL Time Warner stock or a combination of cash and stock. For additional information regarding these announcements, see Note 6 of the Notes to the Consolidated Financial Statements.

    In June 1998, America Online purchased Mirabilis for $287 million in cash (and contingent purchase price payments of up to $120 million) and NetChannel for $16 million in cash. For additional information regarding these acquisitions, see Note 6 of the Notes to the Consolidated Financial Statements.

    In January 1998, America Online consummated a Purchase and Sale Agreement (the 'Purchase and Sale') by and among America Online, ANS Communications, Inc. ('ANS'), a then wholly-owned subsidiary of America Online, and WorldCom, Inc. ('WorldCom') pursuant to which America Online transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for the online services business of CompuServe Corporation ('CompuServe'), which was acquired by WorldCom shortly before the consummation of the Purchase and Sale, and $147 million in cash (excluding $15 million in cash received as part of the CompuServe online services business and after purchase price adjustments made at closing). Immediately after the consummation of the Purchase and Sale, America Online's European partner, Bertelsmann AG, paid $75 million to America Online for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Each company invested an additional $25 million in cash in this joint venture. America Online generated $207 million in net cash as a result of the aforementioned transactions.

    As previously announced, America Online had outstanding at December 31, 2000 commitments to purchase additional ownership in a joint venture and a partner of a strategic alliance. These commitments total approximately $657 million to be paid by December 31, 2001. Of this total, approximately $238 million was paid in February 2001.

    America Online enters into multiple-year data communications agreements in order to support AOLnet. In connection with those agreements, America Online may commit to purchase certain minimum data communications services. Should America Online not require the delivery of such minimums, America Online's per hour data communications costs may increase. For additional information regarding America Online's commitments, see Note 9 of the Notes to the Consolidated Financial Statements.

    America Online leases the majority of its equipment under non-cancelable operating leases. America Online is building AOLnet, its data communications network, as well as expanding its data center capacity. The buildout of AOLnet and the expansion of data center capacity requires a substantial investment in telecommunications and server equipment. America Online plans to continue making significant investments in these areas. America Online is funding these investments, which are anticipated to total approximately $700 million in the year ended December 31, 2001, through a combination of leases and cash purchases.

IMPACT OF THE AMERICA ONLINE-TIME WARNER MERGER ON LIQUIDITY

INCREASED BORROWING CAPACITY

    As a combined company, AOL Time Warner's combined borrowing capacity increased. Significantly adding to this capacity are two revolving credit facilities (the Bank Credit Agreement and the Stock Options Proceeds Credit Facility) previously held by Time Warner.

  Bank Credit Agreement

    The Bank Credit Agreement permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the Bank Credit Agreement are Time Warner and a number of its consolidated subsidiaries. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. At December 31, 2000, Time Warner's borrowings under the Bank Credit Agreement were approximately $6.8 billion.

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)


  Stock Options Proceeds Credit Facility

    In connection with a previously existing common stock repurchase program, Time Warner established a $1.3 billion revolving credit facility that provided for borrowings against future stock option proceeds. At December 31, 2000 Time Warner had no outstanding borrowings against future stock option proceeds. Borrowing availability under the Stock Option Proceeds Facility was approximately $1.1 billion at December 31, 2000.

$10 BILLION SHELF REGISTRATION STATEMENT

    In January 2001, AOL Time Warner filed a shelf registration statement with the Securities and Exchange Commission, which allows AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. Proceeds from any offerings will be used for general corporate purposes including investments, capital expenditures, repayment of debt and financing acquisitions.

CROSS GUARANTEES OF BANK AND PUBLIC DEBT

    During 2001, in connection with the Merger, America Online and AOL Time Warner were added as guarantors to (i) borrowings drawn against the Bank Credit Agreement by Time Warner and a number of its consolidated subsidiaries, consisting of Time Warner Companies, Inc. ('TW Companies'), TWI Cable Inc. ('TWI Cable') and Turner Broadcasting System, Inc. ('TBS') and (ii) the public debt of Time Warner, TW Companies and TBS. In addition, AOL Time Warner, Time Warner, TW Companies, TWI Cable and TBS were added as guarantors to America Online's zero-coupon convertible subordinated notes.

INCREASED OPERATING CASH FLOW

    In addition to the increased borrowing availability, AOL Time Warner will have increased liquidity generated by the added operating cash flows of Time Warner's businesses.

COMMON STOCK REPURCHASE PROGRAM

    In January 2001 AOL Time Warner's Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period.

    Management believes that AOL Time Warner's operating cash flows, cash and equivalents, borrowing capacity and shelf registration are sufficient to fund its capital and liquidity needs for the foreseeable future.

EARNINGS BEFORE INTEREST, OTHER INCOME, NET, TAXES, DEPRECIATION AND AMORTIZATION ('EBITDA')

    The following table and discussion summarizes America Online's EBITDA for the years ended December 31, 2000, 1999 and 1998:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                               (AMOUNTS IN MILLIONS)
EBITDA......................................................  $2,350   $1,335   $  535

    AOL Time Warner defines EBITDA as operating income, adjusted to exclude depreciation and amortization. In order to reflect America Online's core operations, EBITDA discussed herein has also been adjusted to exclude those corporate expenses that will relate to AOL Time Warner's corporate functions going forward and special charges, both of which will be shown as separate components of AOL Time Warner's

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

EBITDA. In 2000, 1999 and 1998, the corporate expenses excluded were $79 million, $77 million and $41 million, respectively, and special charges were $10 million, $123 million and $148 million, respectively. EBITDA is presented and discussed because AOL Time Warner and America Online consider EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of AOL Time Warner or America Online, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ('GAAP').

    For the year ended December 31, 2000, EBITDA from America Online's core operations increased from $1,335 million to $2,350 million or 76% over the year ended December 31, 1999. For the year ended December 31, 1999, EBITDA from America Online's core operations increased from $535 million to $1,335 million or 150%. The increase from 1999 to 2000 is mainly due to the significant increase in income from operations (excluding special charges) from $942 million in 1999 to $1,827 million in 2000. The increase from 1998 to 1999 is due to the increase in income from operations (excluding special charges) from $252 million in 1998 to $942 million in 1999.

SEASONALITY

    The number of subscriber acquisitions and amount of usage in America Online's online services appears to be highest in the first and fourth quarters, due to the holiday season and following the holiday season, when new computer and software owners are discovering Internet online services while spending more time indoors due to winter weather.

    Since making advertising revenue a key component of America Online's strategy, America Online has experienced difficulty in distinguishing seasonality in advertising sales from the overall market growth. Seasonal factors seem to be mitigated by advertisers' growing interest in the overall online medium, as well as gaining access to America Online's large and growing subscriber/user base across multiple branded distribution channels.

INFLATION

    America Online believes that inflation has not had, and will not have in the future, a material effect on its results of operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

    This document includes certain 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's present expectations or beliefs about future events. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise. AOL Time Warner operates in highly competitive, consumer driven and rapidly changing Internet, media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. AOL Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Other factors could

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

also cause actual results to differ from those contained in the forward-looking statements, including those identified in AOL Time Warner's, Time Warner's and America Online's filings with the SEC and the following:

  o For AOL Time Warner's America Online businesses, the ability to develop new products and services to remain competitive; the ability to develop or adopt new technologies; the ability to continue growth rates of the subscriber base; the ability to provide adequate server, network and system capacity; the risk of increased costs for network services; increased competition from providers of Internet services; the ability to maintain or enter into new electronic commerce, advertising, marketing or content arrangements; the ability to maintain and grow market share in the enterprise software industry; the risks from changes in U.S. and international regulatory environments affecting interactive services; and the ability to expand successfully internationally.

  o For AOL Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as 'digital must-carry,' open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by businesses and consumers; and greater than expected increases in programming or other costs.

  o For AOL Time Warner's film businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; a strike by screen actors and writers; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as the Internet.

  o For AOL Time Warner's network businesses, greater than expected programming or production costs; a strike by television actors and writers; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; the development of new technologies that alter the role of programming networks and services, and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

  o For AOL Time Warner's music business, its ability to continue to attract and select desirable talent at manageable costs; the timely completion of albums by major artists; the popular demand for particular artists and albums; its ability to continue to enforce its intellectual property rights in digital environments; its ability to develop a successful business model applicable to a digital online environment, and the overall strength of global music sales.

  o For AOL Time Warner's print media and publishing businesses, increases in paper, postal and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; the ability to continue to develop new sources of circulation; and fluctuations in spending levels by businesses and consumers.

  o The risks related to the successful integration of the businesses of America Online and Time Warner, including the costs related to the integration; the failure of the Company to realize the anticipated benefits of the combination of these businesses; the difficulty the financial market may have in valuing the business model of the Company; and fluctuating market prices that could cause the value of AOL Time Warner's stock to fail to reflect the historical values of America Online's or Time Warner's stock.

    In addition, the Company's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to

          AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  --  (CONTINUED)

meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, consequences of the euro conversion and changes in the Company's plans, strategies and intentions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. America Online does not enter into derivatives or other financial instruments for trading or speculative purposes. America Online is exposed to immaterial levels of market risk related to changes in foreign currency exchange rates and interest rates.

    America Online is exposed to market risk as it relates to changes in the market value of its investments. America Online invests in equity instruments of public and private companies for business and strategic purposes, most of which are Internet and technology companies. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which it has invested. These securities, which are classified in 'Investments including available-for-sale securities,' include available-for-sale securities, restricted securities and derivatives and hedged securities. America Online has realized gains and losses from the sale of investments, declines in market value deemed to be other-than-temporary, declines in market values of securities classified as derivatives under FAS 133, as well as mergers and acquisitions of companies it is invested in. As of December 31, 2000, America Online had securities classified as available-for-sale debt and equity investments with a fair market value of $1,206 million and a cost basis of $1,105 million. The gross unrealized gains of $190 million and gross unrealized losses of $89 million have been recorded net of deferred taxes of $39 million as a separate component of other comprehensive income. Also, included in 'Investments including available-for-sale securities' are certain restricted securities with a cost basis of $1,770 million. In addition, pursuant to the criteria established in FAS 133, which America Online adopted as of July 1, 2000, Investments including available-for-sale securities include equity instruments that are classified as derivatives and equity securities with associated put options, which are classified as hedges. At December 31, 2000, these securities had a fair value of $308 million and a cost basis of $380 million. Changes in the value of these securities are recorded in other income, net, or for certain of the derivatives classified as cash flow hedges, in other comprehensive income. See Note 11 of the Notes to the Consolidated Financial Statements for gains and losses related to available-for-sale securities, as well as losses on securities classified as derivatives under FAS 133. America Online's objective in managing its exposure to stock market fluctuations is to minimize the impact of stock market declines to its earnings and cash flows. Beyond the control of America Online, however, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on the operating results in future periods. See Note 2 of the Notes to the Consolidated Financial Statements for additional discussion of America Online's 'Investments including available-for-sale securities,' the adoption of SFAS 133 and its exposure to stock market risk.

    Since December 31, 2000, there has been a broad decline in the public equity markets, particularly in technology stocks, including investments held in the AOL Time Warner portfolio. As a result, as of March 21, 2001, the fair market value of AOL Time Warner's publicly held investments had declined approximately $300 million, on a net basis. Similarly, AOL Time Warner has experienced significant declines in the value of certain privately held investments and restricted securities. As a matter of policy, management continually evaluates whether changes in the value of such investments should be considered to be other-than-temporary. Depending on general market conditions and the performance of specific investments in AOL Time Warner's portfolio, AOL Time Warner could record a significant noncash pretax charge in the first quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities. Any such charge would be nonoperational in nature, with no corresponding impact on EBITDA, and would be recorded in other income, net.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               2000      1999
                                                              -------   -------
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $ 2,610   $ 2,554
Short-term investments......................................      886       542
Accounts receivable, less allowances of $97 and $58,
 respectively...............................................      464       385
Other receivables, net......................................      149       111
Prepaid expenses and other current assets...................      562       283
                                                              -------   -------
Total current assets........................................    4,671     3,875

Property and equipment at cost, net.........................    1,041       895
Investments including available-for-sale securities.........    3,824     4,902
Product development costs, net..............................      243       122
Goodwill and other intangible assets, net...................      816       439
Other assets................................................      232       163
                                                              -------   -------
                                                              $10,827   $10,396
                                                              -------   -------
                                                              -------   -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $   105   $    68
Accrued expenses and other liabilities......................      973     1,052
Deferred revenue............................................    1,063       793
Accrued personnel costs.....................................      111       188
Deferred network services credit............................       76        76
                                                              -------   -------
Total current liabilities...................................    2,328     2,177

Notes payable...............................................    1,411     1,581
Deferred revenue............................................      223       131
Other liabilities...........................................        4        17
Deferred network services credit............................       83       159

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares
 authorized, no shares issued and outstanding at
 December 31, 2000 and 1999, respectively...................       --        --
Common stock, $0.01 par value; 6,000,000,000 shares
 authorized, 2,378,600,806 and 2,290,628,654 shares issued
 and outstanding at December 31, 2000 and 1999,
 respectively...............................................       24        23
Paid-in capital.............................................    4,966     4,266
Accumulated other comprehensive income -- unrealized gain on
 available-for-sale securities and cash flow hedges, net....       61     1,467
Retained earnings...........................................    1,727       575
                                                              -------   -------
Total stockholders' equity..................................    6,778     6,331
                                                              -------   -------
                                                              $10,827   $10,396
                                                              -------   -------
                                                              -------   -------

See accompanying notes.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               2000      1999      1998
                                                              -------   -------   -------
Revenues:
Subscriptions...............................................  $ 4,777   $ 3,874   $ 2,765
Advertising and commerce....................................    2,369     1,240       612
Content and other...........................................      557       610       496
                                                              -------   -------   -------
Total revenues..............................................    7,703     5,724     3,873

Cost of revenues............................................   (3,874)   (3,324)   (2,538)
Sales, general and administrative...........................   (1,902)   (1,390)   (1,034)
Amortization of goodwill and other intangible assets........     (100)      (68)      (49)
Merger and, restructuring charges...........................      (10)     (123)      (50)
Acquired in-process research and development................       --        --       (80)
Settlement charges..........................................       --        --       (18)
                                                              -------   -------   -------
Operating income............................................    1,817       819       104
Other income, net...........................................       67       815        41
                                                              -------   -------   -------
Income before income taxes..................................    1,884     1,634       145
Income tax provision........................................     (732)     (607)      (30)
                                                              -------   -------   -------

Net income..................................................  $ 1,152   $ 1,027   $   115
                                                              -------   -------   -------
                                                              -------   -------   -------
Basic net income per common share...........................  $  0.50   $  0.47   $  0.06
                                                              -------   -------   -------
                                                              -------   -------   -------
Diluted net income per common share.........................  $  0.45   $  0.40   $  0.05
                                                              -------   -------   -------
                                                              -------   -------   -------
Average basic common shares.................................    2,323     2,199     1,959
                                                              -------   -------   -------
                                                              -------   -------   -------
Average diluted common shares...............................    2,595     2,599     2,370
                                                              -------   -------   -------
                                                              -------   -------   -------

See accompanying notes.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               2000      1999      1998
                                                              -------   -------   ------
OPERATIONS
Net income..................................................  $ 1,152   $ 1,027   $  115
Adjustments for noncash and nonoperating items:
   Non-cash restructuring charges...........................       --         9       13
   Loss on FAS 133 securities...............................       70        --       --
   Depreciation and amortization............................      444       316      242
   Amortization of deferred network services credit.........      (76)      (76)     (70)
   Charge for acquired in-process research and
    development.............................................       --        --       80
   Amortization of compensatory stock options...............       13        21       17
   Deferred income taxes....................................      733       608       27
   Loss (gain) on sale of investments including
    available-for-sale securities...........................      107      (681)      (8)
   Equity in losses of investees............................       36         5       12
Changes in operating assets and liabilities, net of the
 effects of acquisitions and dispositions:
   Trade accounts receivable................................      (84)     (134)      43
   Other receivables........................................       (7)       (1)     (82)
   Prepaid expenses and other current assets................     (289)     (140)     (39)
   Other assets.............................................      (62)     (123)      (9)
   Investments including available-for-sale securities......     (360)     (126)     (67)
   Accrued expenses and other current liabilities...........      (81)      564      142
   Deferred revenue and other liabilities...................      362       371      138
                                                              -------   -------   ------
Total adjustments...........................................      806       613      439
                                                              -------   -------   ------

Cash provided by operations.................................    1,958     1,640      554

INVESTING ACTIVITIES
Purchase of property and equipment..........................     (485)     (494)    (296)
Product development costs...................................     (158)      (66)     (45)
Proceeds from sale of investments including
 available-for-sale securities..............................      812       733       94
Purchase of investments, including available-for-sale
 securities.................................................   (1,883)   (2,476)    (231)
(Purchase of) proceeds from short-term investments, net.....     (345)       20      164
Purchase of minority interest in Digital City...............      (80)       --       --
Net (payments) proceeds for acquisitions/dispositions of
 subsidiaries...............................................      (40)       16      (73)
Other investing activities..................................     (144)      (80)     (32)
                                                              -------   -------   ------

Cash used in investing activities...........................   (2,323)   (2,347)    (419)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net.................      318       494      742
Principal payments on debt..................................       (8)      (22)      (5)
Payment of deferred finance costs & other financing
 activities, net............................................       80       (29)      58
Proceeds from issuance of debt..............................       31     1,286       22
                                                              -------   -------   ------

Cash provided by financing activities.......................      421     1,729      817
                                                              -------   -------   ------

INCREASE IN CASH AND EQUIVALENTS............................       56     1,022      952

CASH AND EQUIVALENTS AT BEGINNING OF YEAR...................    2,554     1,532      580
                                                              -------   -------   ------

CASH AND EQUIVALENTS AT END OF YEAR.........................  $ 2,610   $ 2,554   $1,532
                                                              -------   -------   ------
                                                              -------   -------   ------

Supplemental cash flow information
Cash paid during the year for:
   Interest (net of amounts capitalized)....................  $    15   $    16   $   17
   Taxes....................................................  $    14   $    --   $   --

See accompanying notes.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (MILLIONS, EXCEPT SHARE DATA)

                                                                                                                   COMPREHENSIVE
                                                                            ACCUMULATED      RETAINED              INCOME (LOSS)
                      PREFERRED STOCK        COMMON STOCK                      OTHER         EARNINGS                 FOR THE
                      ---------------   ----------------------   PAID-IN   COMPREHENSIVE   (ACCUMULATED             YEARS ENDED
                      SHARES   AMOUNT      SHARES       AMOUNT   CAPITAL    INCOME, NET      DEFICIT)     TOTAL    DECEMBER 31,
                      ------   ------   -------------   ------   -------    -----------      --------     -----    ------------
BALANCE AT DECEMBER
 31, 1997...........   1,000   $  --    1,860,008,080    $19     $1,278       $    36         $ (535)     $  798      $    --
Common stock issued:
   Exercise of
    options and
    ESPP............      --      --      135,650,850      1        175            --             --         176
   Business
    acquisitions....      --      --        2,042,672     --         12            --             --          12
   Sale of stock,
    net.............      --      --       48,004,026     --        566            --             --         566
Amortization of
 compensatory stock
 options............      --      --               --     --         17            --             --          17
Unrealized gain on
 available-for-sale
 securities, net....      --      --               --     --         59            92             --         151           92
Conversion of
 preferred stock to
 common stock.......  (1,000)     --        3,136,000     --         --            --             --          --
Tax benefit related
 to stock options...      --      --               --     --         27            --             --          27
Net income..........      --      --               --     --         --            --            115         115          115
                      ------   ------   -------------    ---     ------       -------         ------      ------      -------
BALANCE AT DECEMBER
 31, 1998...........      --      --    2,048,841,628     20      2,134           128           (420)      1,862          207
                                                                                                                      -------
                                                                                                                      -------
Effect of immaterial
 poolings...........      --      --       13,390,986     --         48            --            (32)         16
Common stock issued:
   Exercise of
    options, warrant
    and ESPP........      --      --      207,689,168      3        481            --             --         484
   Sale of stock,
    net.............      --      --        3,749,918     --         10            --             --          10
Amortization of
 compensatory stock
 options............      --      --               --     --         21            --             --          21
Unrealized gain on
 available-for-sale
 securities, net....      --      --               --     --        820         1,339             --       2,159        1,339
Conversion of
 debt...............      --      --       15,744,558     --        101            --             --         101
Tax benefit related
 to stock options...      --      --               --     --        551            --             --         551
Investment in
 Gateway............      --      --        1,212,396     --        100            --             --         100
Net income..........      --      --               --     --         --            --          1,027       1,027        1,027
                      ------   ------   -------------    ---     ------       -------         ------      ------      -------
BALANCE AT DECEMBER
 31, 1999...........      --      --    2,290,628,654     23      4,266         1,467            575       6,331        2,366
                                                                                                                      -------
                                                                                                                      -------
Effect of immaterial
 poolings...........      --      --          291,667     --          1            --             --           1
Common stock issued:
   Exercise of
    options and
    ESPP............      --      --       45,426,369      1        317            --             --         318
   Business
    Acquisitions....      --      --        4,352,440     --        275            --             --         275
Amortization of
 compensatory stock
 options............      --      --               --     --         13            --             --          13
Unrealized loss on
 available-for-sale
 securities and cash
 flow hedges, net...      --      --               --     --       (861)       (1,406)            --      (2,267)      (1,406)
Conversion of
 debt...............      --      --       37,901,676     --        244            --             --         244
Tax benefit related
 to stock options...      --      --               --     --        711            --             --         711
Net income..........      --      --               --     --         --            --          1,152       1,152        1,152
                      ------   ------   -------------    ---     ------       -------         ------      ------      -------
BALANCE AT DECEMBER
 31, 2000...........      --   $  --    2,378,600,806    $24     $4,966       $    61         $1,727      $6,778      $  (254)
                      ------   ------   -------------    ---     ------       -------         ------      ------      -------
                      ------   ------   -------------    ---     ------       -------         ------      ------      -------

See accompanying notes.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    On January 11, 2001, America Online, Inc. ('America Online') and Time Warner Inc. ('Time Warner') completed their previously announced merger pursuant to the Second Amended and Restated Agreement and Plan of Merger among the companies and certain of subsidiaries dated as of January 10, 2000 (the 'Merger'). The combined company is named AOL Time Warner Inc. ('AOL Time Warner').

    The Merger was structured as a stock-for-stock exchange. Prior to the Merger, America Online and Time Warner formed a new holding company called AOL Time Warner and the new holding company formed two wholly owned subsidiaries. Upon the closing of the transaction, one subsidiary merged with and into America Online and one subsidiary merged with and into Time Warner. As a result, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner. As part of the merger, each issued and then outstanding share of each class of common stock of Time Warner was converted into 1.5 shares of an identical series of common stock of AOL Time Warner. Each issued and then outstanding share of common stock of America Online was converted into one share of common stock of AOL Time Warner.

    As a result of the Merger, the former shareholders of America Online have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner have an approximate 45% interest in AOL Time Warner, expressed on a fully diluted basis. The Merger will be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, will be allocated to its underlying net assets in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired will be recorded as goodwill.

    AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web brands, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

    Because the Merger was not consummated on or before December 31, 2000, the accompanying consolidated financial statements and notes reflect only the financial results of America Online, as predecessor of AOL Time Warner.

    America Online was incorporated in the state of Delaware in May 1985. Based in Dulles, Virginia, America Online is the world's leader in interactive services, Web brands, Internet technologies and electronic commerce services. America Online operates: two worldwide Internet services, the AOL service, with more than 26.7 million members, and the CompuServe service, with approximately 3 million members; several leading Internet brands including ICQ, AOL Instant Messenger and Digital City, Inc.; Netscape.com and AOL.COM Internet portals; the Netscape browser software; AOL Moviefone, the nation's number one movie listing guide and ticketing service; MapQuest.com, a leader in destination information solutions; and Spinner Networks Incorporated and Nullsoft, Inc., leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc. ('Sun Microsystems'), America Online also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of America Online and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    The Company has adopted a December 31 calendar-year basis for reporting purposes. As a result, this report reflects the historical results of America Online restated on a December 31 calendar-year basis. America Online had previously reported results on a June 30 fiscal-year basis.

BUSINESS COMBINATIONS

    Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. Amounts allocated to acquired in-process research and development are expensed in the period of acquisition (Note 6).

    Other business combinations have been accounted for under the pooling-of-interests method of accounting. In such cases, the assets, liabilities and stockholders' equity of the acquired entities were combined with America Online's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger unless the effect of the business combination is not material to the financial statements of America Online (Note 6).

REVENUE RECOGNITION

    Subscription revenues are recognized over the period that services are provided. In contractual arrangements in which America Online provides services to third party subscriber accounts, America Online records its subscription service revenue, net of associated service costs, over the period that services are provided.

    Advertising and commerce revenues and content and other revenues, are recognized as the services are performed or when the goods are delivered. America Online generates advertising revenues based on two types of contracts, standard and non-standard. The revenues derived from standard advertising contracts in which America Online provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. The revenues derived from non-standard advertising contracts, which provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized straight-line over the term of the contract, provided America Online is meeting its obligations under the contract. Deferred revenue consists primarily of prepaid electronic commerce and advertising fees and monthly and annual prepaid subscription fees billed in advance.

    America Online enters into rebate and other promotional programs with its commerce partners. In the year ended December 31, 1999, America Online began to offer a rebate program whereby there is a contract with the subscriber for a defined period of time. America Online capitalizes the costs of the rebates and amortizes the amount as a reduction of revenues over the period in which services are performed and/or goods are delivered. As of December 31, 2000, America Online had a short-term and long-term prepaid asset of approximately $169 million (net of an allowance of $10 million) and $190 million, respectively. During the year ended December 31, 2000, America Online recorded provisions (additions) to the allowance of $52 million and write-offs (deductions) against the allowance of $49 million related to the rebate program. As of December 31, 1999, America Online had a short-term and long-term prepaid asset of approximately $58 million (net of an allowance

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of $7 million) and $127 million, respectively. During the year ended
December 31, 1999, America Online recorded an allowance of $7 million related to the rebate program.

    For other promotional programs, in which consumers are typically offered a subscription to America Online's subscription services at no charge as a result of purchasing a product from the commerce partner, America Online records as subscription revenue on a straight-line basis, over the term of the service contract with the subscriber, the amounts received from the commerce partners, less any amounts paid for marketing to the commerce partners.

    In accordance with Statement of Position 97-2, 'Software Revenue Recognition,' as amended by Statement of Position 98-9, 'Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,' America Online recognizes the revenue allocable to software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. In software arrangements that include more than one element, America Online allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ('VSOE'). America Online determines VSOE based on an established price list published by management having the relevant authority, which reflects the prices at which those elements are sold separately to third parties.

    In December 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements' ('SAB 101'), which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. While America Online's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules have resulted in some reclassifications between revenues and costs. In the quarter ended December 31, 2000, America Online adopted SAB 101 and restated prior periods to conform to the current year presentation. The impact was a reduction by equal amounts of both 'Content and Other' revenues and 'Cost of Revenues' of $107 million, $29 million and $0 million in the years ended December 31, 2000, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Computer equipment and internal software....................  2 to 5 years
Buildings and related improvements..........................  15 to 40 years
Leasehold improvements......................................  4 to 10 years
Furniture and fixtures......................................  5 years

    In accordance with Statement of Position 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' America Online capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades and enhancements.

    In March 2000, the Emerging Issues Task Force issued its consensus on Issue No. 00-2, 'Accounting for Web Site Development Costs' ('EITF 00-2'). America Online accounts for the development and maintenance of its website in accordance with EITF 00-2.

SUBSCRIBER ACQUISITION COSTS AND ADVERTISING

    America Online accounts for subscriber acquisition costs pursuant to Statement of Position 93-7, 'Reporting on Advertising Costs,' by expensing these costs as they are incurred. Included in sales, general and

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

administrative expense is both brand and acquisition advertising supporting America Online's multiple brands which was $829 million, $575 million and $538 million for the three years ended December 31, 2000, 1999 and 1998, respectively.

INVESTMENTS INCLUDING AVAILABLE-FOR-SALE SECURITIES

    Investments including available-for-sale securities is comprised of available-for-sale securities, restricted securities, derivatives and hedged securities. America Online has classified all debt and equity securities for which there is a determinable fair market value and there are no restrictions on America Online's ability to sell the security within the next 12 months as available-for-sale. In accordance with the provisions of Financial Accounting Standards Board ('FASB') Statement No. 115, 'Accounting for Certain Investments in Debt and Equity Securities,' available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income (Note 11). The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

    As of December 31, 2000, America Online had available-for-sale investments with a fair market value of $507 million and a cost basis of $408 million. The gross unrealized gains of $188 million and gross unrealized losses of $89 million have been recorded, net of deferred taxes of $38 million, as a separate component of other comprehensive income.

    Also, as of December 31, 2000, America Online had certain managed investment funds with financial institutions. These funds are primarily invested in debt securities and are classified as 'Investments including available-for-sale securities.' As of December 31, 2000, the debt securities within these funds had a fair market value of $699 million and a cost basis of $697 million. The gross unrealized gains of $2 million have been recorded, net of deferred taxes of approximately $1 million, as a separate component of other comprehensive income. All the debt securities included in the investment funds are scheduled to mature in years 2001 through 2004.

    As of December 31, 1999, America Online had available-for-sale debt and equity investments with a fair market value of $2,911 million and a cost basis of $545 million. The gross unrealized gains of $2,403 million and gross unrealized losses of $37 million were recorded, net of deferred taxes of $899 million, as a separate component of other comprehensive income.

    Included in 'Investments including available-for-sale securities' at December 31, 2000 and 1999, were certain restricted securities with a cost basis of $1,770 million and $1,706 million, respectively. These balances as of December 31, 2000 and 1999 are primarily made up of an investment of $1,506 million in a General Motors equity security related to the strategic alliance America Online entered into with Hughes Electronics Corporation.

    America Online has various investments, including foreign and domestic joint ventures, that are accounted for under the equity method of accounting. All investments in which America Online has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, America Online's share of the investee's earnings or loss is included in consolidated operating results. To date, America Online's basis and current commitments in its investments accounted for under the equity method of accounting have not been significant. As a result, these investments have not significantly impacted America Online's results of operations or its financial position. Investments accounted for under the equity method were approximately $231 million and $114 million as of December 31, 2000 and 1999, respectively.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Other investments, for which America Online does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. In addition, for investments in equity securities in which America Online is restricted from selling the equity securities within 12 months, the investments are accounted for under the cost method of accounting. When the restrictions on the sale of such securities lapse, America Online classifies and accounts for the securities as available-for-sale. Dividends and other distributions of earnings from investees, if any, are included in income when declared. America Online periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of December 31, 2000 and 1999 such investments were recorded at the lower of cost or estimated net realizable value. Investments accounted under the cost method were approximately $309 million and $171 million as of December 31, 2000 and 1999, respectively.

    Since December 31, 2000, there has been a broad decline in the public equity markets, particularly in technology stocks, including investments held in the AOL Time Warner portfolio. As a result, as of March 21, 2001, the fair market value of AOL Time Warner's publicly held investments had declined approximately $300 million, on a net basis. Similarly, AOL Time Warner has experienced significant declines in the value of certain privately held investments and restricted securities. As a matter of policy, management continually evaluates whether changes in the value of such investments should be considered to be other-than-temporary. Depending on general market conditions and the performance of specific investments in AOL Time Warner's portfolio, AOL Time Warner could record a significant noncash pretax charge in the first quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities. Any such charge would be nonoperational in nature and would be recorded in other income, net.


DERIVATIVES AND HEDGES

    Effective July 1, 2000, America Online adopted FASB Statement No. 133
('FAS 133'), 'Accounting for Derivative Instruments and Hedging Activities.' The Statement requires America Online to recognize all derivatives on the balance sheet at fair value. Derivatives that are not cash flow hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Pursuant to the derivatives criteria established by FAS 133, investments including available-for-sale securities include equity instruments that are classified as derivatives and equity securities with associated put options, which are classified as hedges. As of December 31, 2000, these securities had a cost basis of $380 million and a fair market value of $308 million. As a result, during the year ended December 31, 2000, America Online recorded a loss in other income of approximately $70 million due to a decline in value of those securities. As of December 31, 2000, America Online also had gross unrealized gains on hedges of approximately $9 million and gross unrealized losses on hedges of approximately $11 million which have been recorded net of deferred taxes of approximately $1 million as a separate component of other comprehensive income.

PRODUCT DEVELOPMENT COSTS

    America Online's subscription services are comprised of various features which contribute to the overall functionality of the service. The overall functionality of the services is delivered primarily through America Online's four products (the AOL service and the CompuServe service for Windows and Macintosh). America Online capitalizes costs incurred for the production of computer software that generates the functionality within its four products. Capitalized costs include direct labor and related overhead for software produced by America Online and the cost of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established ('beta'). Once technological feasibility has

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

been established, such costs are capitalized until the software has completed beta testing and is mass-marketed. To the extent America Online retains the rights to software development funded by third parties, such costs are capitalized in accordance with its normal accounting policies. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of product release. Quarterly, America Online reviews and expenses the unamortized cost of any feature identified as being impaired. America Online also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated online service and relevant other revenues and, if necessary, makes an appropriate adjustment to reduce those costs to their net realizable value.

    Capitalized product development costs consist of the following:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                              2000       1999
                                                              ----       ----
                                                               (IN MILLIONS)
Balance, beginning of year..................................  $122       $ 91
Costs capitalized...........................................   156         65
Costs amortized.............................................   (35)       (34)
                                                              ----       ----
Balance, end of year........................................  $243       $122
                                                              ----       ----
                                                              ----       ----

    The accumulated amortization of product development costs related to the production of computer software totaled $157 million and $122 million at December 31, 2000 and 1999, respectively.

    Included in cost of revenues are research and development costs totaling $129 million, $131 million and $140 million, and other product development costs totaling $150 million, $170 million and $129 million in the years ended
December 31, 2000, 1999 and 1998, respectively.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of America Online's wholly owned foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets primarily relate to purchase transactions and are amortized on a straight-line basis over periods ranging from 2 to 10 years. As of December 31, 2000 and 1999, accumulated amortization was $225 million and $125 million, respectively. America Online periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, America Online would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    America Online considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All investments with an original maturity between three months and one year at the time of

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

issuance are classified as short-term investments. Short-term investments of $886 million and $542 million as of December 31, 2000 and 1999, respectively, are carried at cost which approximates fair market value.

ACCOUNTS RECEIVABLES

    The carrying amount of America Online's trade accounts receivables approximate fair value. America Online recorded provisions (additions) to the allowance for doubtful accounts of $196 million and $78 million and write-offs (deductions) against the allowance of $157 million and $66 million during the years ended December 31, 2000 and 1999, respectively.

    America Online sells products and services to customers in diversified industries, primarily in the Americas, which includes Canada and Latin America, Europe and the Asia Pacific region. America Online performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on product sales. America Online maintains reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

FINANCIAL INSTRUMENTS

    The carrying amounts for America Online's cash and cash equivalents, other receivables, other assets, trade accounts payable, accrued expenses and liabilities and other liabilities approximate their fair values. The fair market value for notes payable (Note 10) and investments including available-for-sale securities is based on quoted market prices where available.

BARTER TRANSACTIONS

    America Online barters advertising for products and services. Such transactions are recorded at the estimated fair value of the products or services received or given in accordance with the provisions of the Emerging Issues Task Force Issue No. 99-17, 'Accounting for Advertising Barter Transactions.' Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are immaterial to America Online's statement of operations for all periods presented.

NET INCOME PER COMMON SHARE

    America Online calculates net income per share in accordance with SFAS No. 128, 'Earnings per Share' (Note 5).

STOCK-BASED COMPENSATION

    America Online follows FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, 'Accounting for Stock Issued to Employees' ('APB 25') but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. America Online has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note 14). For awards that generate compensation expense as defined under APB 25, America Online calculates the amount of expenses and recognizes the expense over the vesting period of the award.

    In March 2000, the FASB issued FASB Interpretation No. 44, 'Accounting for Certain Transactions involving Stock Compensation' ('FIN 44'), which contains rules designed to clarify the application of APB 25.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FIN 44 became effective on July 1, 2000 at which time America Online adopted it. The impact of the adoption of FIN 44 was not material to the earnings or financial position of America Online.

RECLASSIFICATIONS

    America Online has reclassified certain prior years revenue and expense items to conform to the current year presentation which is expected to be used by AOL Time Warner.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  MERGER AND RESTRUCTURING CHARGES

2000

    In June 2000, America Online recorded a net charge of approximately $10 million of direct costs primarily related to the merger of MapQuest.com, Inc. ('MapQuest.com'). This charge primarily consisted of investment banker fees, contract termination fees, severance and other personnel costs, fees for legal and accounting services and other expenses directly related to the transaction. As part of the merger, approximately 70 positions were eliminated. All of these costs were paid as of December 31, 2000.

1999

    In December 1999, America Online recorded a charge of approximately $5 million of direct costs related to the merger of Tegic Communications, Inc. ('Tegic'). This charge primarily consisted of investment banker fees, fees for legal and accounting services and other expenses directly related to the transaction. All of these costs were paid as of December 31, 2000.

    During the quarter ended June 1999, America Online recorded a charge of approximately $15 million of direct costs primarily related to the mergers of Moviefone, Inc. ('Moviefone'), Spinner Networks Incorporated ('Spinner') and NullSoft, Inc. ('NullSoft'). These charges primarily consisted of investment banker fees, severance and other personnel costs, fees for legal and accounting services, and other expenses directly related to the transaction. All of these costs were paid as of December 31, 1999.

    During the quarter ended March 1999, America Online recorded a charge of approximately $103 million of direct costs related to the mergers of Netscape Communications Corporation ('Netscape') and When, Inc. and America Online's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities. This charge primarily consisted of investment banker fees, severance and other personnel costs (related to the elimination of approximately 850 positions), fees for legal and accounting services, and other expenses directly related to the transaction. As of December 31, 2000, all of these costs were paid.

1998

    During the quarter ended December 1998, America Online recognized approximately $2 million in merger related costs in connection with the merger of AtWeb, Inc. ('AtWeb'). These expenses were primarily

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

associated with fees for investment banking, legal and accounting services, severance costs and other related charges in connection with the transaction. As of December 31, 1999, all of these costs were paid.

    In connection with a restructuring plan adopted in the first quarter of 1998, America Online recorded a $35 million restructuring charge associated with the restructuring of its former AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees and the shutdown of certain subsidiaries and facilities. As of December 31, 1999, all of these costs were paid.

    During 1998, America Online recorded a $13 million restructuring charge associated with actions aimed at reducing its cost structure, improving its competitiveness and restoring sustainable profitability related to the Netscape Enterprise group. The restructuring plan resulted from decreased demand for certain Netscape products and the adoption of a new strategic direction. The restructuring included a reduction in the workforce (approximately 400 employees), the closure of certain facilities, the write-off of non-performing operating assets, and third-party royalty payment obligations relating to canceled contracts. As of December 31, 2000, all of these costs were paid.

4.  SETTLEMENT CHARGES

    During 1998, America Online recorded a net settlement charge of $18 million in connection with the settlement of the Orman v. America Online, Inc., class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia alleging violations of federal securities laws between August 1995 and October 1996.

5.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:

                                                             2000        1999        1998
                                                             ----        ----        ----
                                                                 (IN MILLIONS EXCEPT
                                                                   PER SHARE DATA)
BASIC EARNINGS PER SHARE:
Net income available to common shareholders...............  $1,152      $1,027      $  115
Weighted average shares outstanding.......................   2,323       2,199       1,959
                                                            ------      ------      ------
Basic earnings per share..................................  $ 0.50      $ 0.47      $ 0.06
                                                            ------      ------      ------
                                                            ------      ------      ------
DILUTED EARNINGS PER SHARE:
Net income available to common shareholders...............  $1,152      $1,027      $  115
Interest on convertible debt, net of tax..................       6           8          12
                                                            ------      ------      ------
Adjusted net income available to common shareholders
  assuming conversion.....................................  $1,158      $1,035      $  127
                                                            ------      ------      ------
                                                            ------      ------      ------
Weighted average shares outstanding.......................   2,323       2,199       1,959
Effect of dilutive securities:
    Employee stock options................................     244         344         353
    Warrants..............................................      --          12          57
    Convertible debt......................................      28          44           1
                                                            ------      ------      ------
Adjusted weighted average shares and assumed
  conversions.............................................   2,595       2,599       2,370
                                                            ------      ------      ------
                                                            ------      ------      ------
Diluted earnings per share................................  $ 0.45      $ 0.40      $ 0.05
                                                            ------      ------      ------
                                                            ------      ------      ------

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The diluted share base for the year ended December 31, 2000 excludes incremental weighted shares of approximately 13.5 million and approximately 35.6 million related to convertible subordinated notes and stock options, respectively. The diluted share base for the year ended December 31, 1999 excludes incremental weighted shares of approximately 1 million and 8.8 million related to convertible subordinated notes and stock options, respectively. The shares related to the convertible subordinated notes are excluded due to their antidilutive effect as a result of adjusting net income by $25 million and $2 million for interest expense net of tax for the years ending December 31, 2000 and 1999, respectively, that would be forfeited if the notes were converted to equity. The shares related to the stock options are excluded due to their antidilutive effect as a result of the option's exercise prices being greater than the average market price of the common shares for the years ended
December 31, 2000 and 1999.

6.  BUSINESS DEVELOPMENTS

PURCHASE TRANSACTIONS

2000

  Quack.com

    In August 2000, America Online acquired Quack.com, Inc. ('Quack.com'), a leading provider of technology for enabling Internet voice portals and web sites and for developing Internet-hosted voice applications. America Online purchased all of the outstanding capital stock and debentures and assumed all of the outstanding stock options in exchange for approximately 3.5 million shares of America Online's common stock and options. The total purchase price, including direct acquisition costs, was approximately $201 million and America Online recognized goodwill of approximately $201 million, which is being amortized over 5 years. The net assets acquired from this purchase transaction were not material.

  Digital City

    In May 2000, America Online purchased the 20% interest in Digital City, Inc. ('Digital City') it did not own for approximately $80 million. Approximately $66 million of the purchase price represents goodwill and is being amortized over 10 years. The net results attributable to America Online's non-owned portion of earnings from Digital City has been previously reflected as earnings allocated to minority shareholders and included in other income, net. These amounts were not material for the three years ended December 31, 2000.

  Other Purchase Transactions

    In August 2000, America Online acquired iAmaze, Inc. ('iAmaze') and LocalEyes Corporation ('LocalEyes'), software development companies, in separate transactions for a total aggregate purchase price, including direct acquisition costs, of approximately $76 million. America Online purchased all the outstanding capital stock of each of these companies and assumed all of their outstanding capital stock options in exchange for an aggregate of approximately
1.3 million shares of America Online's common stock and options. As a result of these purchases, America Online recognized goodwill of approximately $76 million which is being amortized over 5 years. The net assets acquired from these purchase transactions were not material.

1998

  Acquisition of Mirabilis, Ltd.

    In June 1998, America Online purchased the assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis, Ltd. ('Mirabilis'), a

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

development stage enterprise that had generated no revenues, for $287 million in cash. In addition, contingent purchase payments, based on future performance levels, of up to $120 million may be made over three years beginning in the year ended December 31, 2000. As a result of certain performance levels being satisfied, America Online paid $40 million in August 2000 related to the contingent purchase price, which was recorded as additional goodwill and is being amortized over the remaining life of the original goodwill.

    The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities were recorded based upon their fair values at the date of acquisition. America Online has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill and the following identifiable intangible assets: strategic value, existing technology, base of trial users, ICQ tradename and brand and acquired in-process research and development ('IPR&D'). In accounting for the acquisition of Mirabilis, America Online recorded approximately $228 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over periods of five to ten years.

  Acquisition of CompuServe Online Services Business

    In January 1998, America Online consummated a Purchase and Sale Agreement (the 'Purchase and Sale') by and among America Online, ANS Communications, Inc. ('ANS'), a then wholly-owned subsidiary of America Online, and WorldCom, Inc. ('WorldCom') pursuant to which America Online transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for the online services business of CompuServe Corporation ('CompuServe'), which was acquired by WorldCom shortly before the consummation of the Purchase and Sale, and $147 million in cash (excluding $15 million in cash received as part of the CompuServe online services business and after purchase price adjustments made at closing). The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. As a result of these transactions, the excess of the cash and the fair value of the CompuServe business received over the book value of ANS amounted to $381 million. This balance is classified as current and long-term deferred network services credit and is being amortized on a straight-line basis over a five-year term (equal to the term of a network services agreement entered into with WorldCom) as a reduction of network services expense within cost of revenues.

    In connection with the acquisition of CompuServe, America Online recorded approximately $127 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over periods of three to seven years.

    Immediately after the consummation of the Purchase and Sale, America Online's European partner, Bertelsmann AG, paid $75 million to America Online for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Both America Online and Bertelsmann AG invested an additional $25 million in cash in this joint venture. America Online accounts for this transaction under the equity method of accounting in accordance with the terms of the securities issued in the joint venture.

  Other Purchase Transactions

    During 1998, America Online acquired Personal Library Software, Inc. ('PLS'), a developer of information indexing and search technologies, and NetChannel, Inc. ('NetChannel'), a Web-enhanced television company. America Online purchased all of the outstanding capital stock of each of the companies and assumed all of their outstanding stock options in exchange for an aggregate of approximately 2 million shares of America Online's common stock and options valued at approximately $9 million, approximately $16 million in cash payments and the assumption of approximately $21 million in liabilities. The total purchase price for these transactions was approximately $46 million.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    In connection with the above mentioned purchase transactions, America Online recorded a charge for acquired IPR&D of approximately $80 million during the year ended December 31, 1998. Any related purchased IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by America Online and its competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The remaining identified intangibles, including goodwill that may result from any future contingent purchase payments, will be amortized on a straight-line basis over lives ranging from 5 to 10 years.

    The following unaudited pro forma information has been prepared assuming that the purchase of Quack.com, iAmaze, LocalEyes and the 20% interest in Digital City had occurred at the beginning of the year ended December 31, 1999 through the date of acquisition. In addition, the unaudited pro forma information for the year ended December 31, 1998 reflects the sale of ANS and the acquisitions of CompuServe and Mirabilis as if the transactions had occurred at the beginning of the period. The amount of the aggregate purchase price allocated to acquired IPR&D for each applicable acquisition has been excluded from the pro forma information, as it is a non-recurring item. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. The pro forma effect of the PLS and NetChannel transactions are immaterial for all periods presented and therefore are not included in the pro forma information.

                                                                   PRO FORMA FOR THE YEARS
                                                                      ENDED DECEMBER 31,
                                                                         (UNAUDITED)
                                                                ------------------------------
                                                                 2000        1999        1998
                                                                ------      ------      ------
                                                                     (IN MILLIONS, EXCEPT
                                                                       PER SHARE DATA)
Revenue...................................................      $7,703      $5,724      $3,859
Income from operations....................................      $1,767      $  754      $   94
Net income................................................      $1,121      $  985      $  105
Income per share -- basic.................................      $ 0.48      $ 0.45      $ 0.05
Income per share -- diluted...............................      $ 0.43      $ 0.38      $ 0.05

POOLING TRANSACTIONS

2000

    In July 2000, America Online completed its merger with Prophead Development, Inc. ('Prophead'), in which Prophead became a wholly owned subsidiary. In total, America Online exchanged approximately 292 thousand shares of common stock for all the outstanding common shares of Prophead in a transaction that was accounted for as a pooling-of-interests. As Prophead's historical results of operations were not material in relation to those of America Online, the financial information prior to the quarter ended June 30, 2000 has not been restated to reflect this merger.

    In June 2000, America Online completed its merger with MapQuest.com, in which MapQuest.com became a wholly owned subsidiary of America Online. America Online exchanged approximately 12 million shares of

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock for all the outstanding common shares of MapQuest.com. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of MapQuest.com for all periods presented. For the years ended December 31, 2000 (through the date of the merger), 1999, and 1998, MapQuest.com's revenues were approximately $22 million, $35 million and $25 million, respectively. For the years ended December 31, 2000 (through the date of the merger), 1999 and 1998, MapQuest.com's net loss was approximately $22 million, $18 million and $3 million, respectively.

1999

    In November 1999, America Online completed its merger with Tegic, in which Tegic became a wholly owned subsidiary of America Online. America Online exchanged approximately 4.8 million shares of common stock for all the outstanding common and preferred shares of Tegic in a transaction that was accounted for as a pooling-of-interests. As Tegic's historical results of operations were not material in relation to those of America Online, the financial information prior to the quarter ended December 31, 1999 has not been restated to reflect the merger.

    In May 1999, America Online completed its merger with Moviefone. America Online exchanged approximately 8.6 million shares of common stock for all the outstanding common and preferred shares of Moviefone. As Moviefone's historical results of operations were not material in relation to those of America Online, the financial information prior to the quarter ended June 30, 1999 has not been restated to reflect the merger.

    In March 1999, America Online completed its merger with Netscape, in which Netscape became a wholly owned subsidiary of America Online. America Online exchanged approximately 190 million shares of common stock for all the outstanding common shares of Netscape. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Netscape for all periods presented. For the years ended December 31, 1999 (through the date of the merger) and 1998, Netscape's revenues were approximately $164 million and $490 million, respectively. For the years ended December 31, 1999 (through the date of the merger) and 1998, Netscape's net loss was approximately $47 million and $124 million, respectively.

    During 1999, America Online completed mergers with Nullsoft and Spinner, companies that provide Internet music, and When, Inc. ('When.com'), a company that provides a personalized event directory and calendar services. America Online exchanged approximately 8.9 million shares of common stock for all the outstanding capital stock of these companies. These mergers were accounted for under the pooling-of-interests method of accounting. The accompanying financial statements have been restated to include the operations of these companies for all periods presented. For the year ended December 31, 1999, these companies had revenues of approximately $1 million through the dates of the mergers and all prior years were immaterial. For the years ended December 31, 1999 (through the dates of the mergers) and 1998, the net loss for these companies was approximately $9 million and $8 million, respectively.

1998

    In the quarter ended December 31, 1998, America Online completed mergers with AtWeb and PersonaLogic, Inc. ('PersonaLogic'). America Online exchanged approximately 7.5 million shares of common stock for all the outstanding capital stock of these companies. These mergers were accounted for under the pooling-of-interests method of accounting. As the combined results of these companies are material to America Online's net income for the year ended December 31, 1998, the accompanying financial statements have been restated to include the operations of these companies for all periods presented. For the year ended December 31,

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1998 (through the dates of the mergers), these companies had revenues of approximately $2 million and a net loss of approximately $5 million.

OTHER BUSINESS DEVELOPMENTS

    On March 17, 2000, America Online and Bertelsmann AG announced a global alliance to expand the distribution of Bertelsmann's media content and electronic commerce properties over America Online's interactive brands worldwide. America Online and Bertelsmann also announced an agreement to restructure their interests in the AOL Europe and AOL Australia joint ventures. This restructuring consists of a put and call arrangement for America Online to purchase, in two installments, Bertelsmann's 49.5% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion, payable at America Online's option in cash, AOL Time Warner stock or a combination of cash and stock. After December 15, 2001 and through January 15, 2002, Bertelsmann has the right to require America Online to purchase 80% of its 49.5% interest in AOL Europe with a closing date of January 31, 2002 for $5.3 billion. After March 31, 2002 and through April 30, 2002, Bertelsmann has the right to require America Online to purchase the remaining 20% of its 49.5% interest in AOL Europe with a closing date of July 1, 2002 for $1.45 billion. If Bertelsmann fails to exercise its put rights, America Online has the right to purchase 80% of Bertelsmann's 49.5% interest in AOL Europe after January 15, 2002 and through January 15, 2003 for $6.5 billion and the remaining 20% after June 30, 2002 and through June 30, 2003 for $1.75 billion. In addition, the parties agreed that America Online would take immediate ownership of Bertelsmann's 50% interest in the parties' AOL Australia joint venture, subject to receipt of necessary regulatory approvals. Because Bertelsmann's first put option will not close until January 31, 2002, if exercised, America Online has not determined yet how it will fund the payment of the purchase price for its purchases of Bertelsmann's interest in AOL Europe. America Online cannot predict if Bertelsmann will exercise its put rights, and America Online's call rights are not exercisable unless Bertelsmann fails to exercise its put rights. If Bertelsmann does not exercise its put rights, America Online will consider all pertinent factors at such time and during the exercisability period of its call rights in determining whether to exercise its call rights, including the performance and perceived value of AOL Europe at such time, conditions in the markets where AOL Europe operates, financial market conditions and America Online's (or AOL Time Warner's) business plans and financial situation. For the year ended December 31, 2000, AOL Europe's revenues are less than 10% of America Online's revenues and America Online's pro forma net income (assuming the potential acquisition was completed at the beginning of 2000) would be reduced by $1.3 billion to $1.8 billion, primarily related to the amortization of goodwill. Additionally, America Online would incur incremental financing costs and/or share dilution depending upon the ultimate purchase price and form of consideration. America Online does not anticipate an adverse impact from the potential acquisition on America Online's financial position because it will have the ability to pay the purchase price either in stock or cash, or a combination of the two, at its option. America Online believes it will have adequate resources from its cash reserves or from accessing the capital markets to make the required payment upon exercise of a put or call right, should it decide to pay in cash, and that as a result of the merger, AOL Time Warner will be in a stronger position to make such payments than America Online alone would be.

    In November 1998, America Online announced a strategic alliance with Sun Microsystems to jointly develop a comprehensive suite of easy-to-deploy, end-to-end solutions to help companies and Internet service providers rapidly enter the electronic commerce market and scale their electronic commerce operations. As a result, Sun Microsystems has become a lead systems and service provider to America Online and America Online is committed to purchase systems and services worth approximately $400 million at list price from Sun Microsystems through 2002 for its electronic commerce partners and its own use. In January 2001, America Online agreed to expand its purchase of hardware from Sun Microsystems by more than $400 million over two years, in addition to its previous commitments. As part of the alliance with Sun Microsystems, America Online will receive more than $350 million in licensing, marketing and advertising fees from Sun Microsystems, plus

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

significant minimum revenue commitments of more than $975 million. During
2000, America Online received $123 million in licensing, marketing and advertising fees and approximately $264 million in minimum revenue commitments.

7.  SEGMENT INFORMATION

    In accordance with the provisions of SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, America Online reviewed the current management structure reporting to the chief operating decision-maker ('CODM') and analyzed the reporting the CODM receives to allocate resources and measure performance.

    As of December 31, 2000, America Online had four major lines of businesses:

  o  the Interactive Services Group

  o  the Interactive Properties Group

  o  the AOL International Group

  o  the Netscape Enterprise Group

    The lines of business are described below.

    The Interactive Services Group develops and operates branded interactive services, including:

  o  the AOL service, a worldwide Internet online service with approximately
     26.7 million members as of December 31, 2000

  o the CompuServe service, a worldwide Internet online service with approximately 3 million members as of December 31, 2000

  o  Netscape.com, an Internet portal

  o  the AOLAnywhere web site

  o  the Netscape browser software

  o the AOLTV service, an interactive television service for mass-market consumers

  o the AOL Mobile services, which deliver features and content of the AOL service and branded properties to wireless consumers

    The Interactive Properties Group is built around branded properties that operate across multiple services and platforms, such as:

  o Digital City, Inc., the leading local online network and community guide on the AOL service and the Internet based on the number of visitors per month

  o ICQ, the world's leading communications portal, based on the number of registered users, that provides instant communications and chat technology

  o AOL Instant Messenger, a Web-based communications service that enables Internet users to send and respond in real time to private personalized electronic messages

  o Moviefone, Inc., the nation's No. 1 movie guide and ticketing service based on the number of users

  o  Internet music brands Spinner.com, Winamp and SHOUTcast

  o  MapQuest.com, a leader in destination information solutions

  o 'AOLbyPhone,' a voice portal that enables AOL members to check their e-mail and access other popular AOL features conveniently through simple, spoken commands from any telephone.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The AOL International Group oversees the AOL and CompuServe services and operations outside the United States, as well as the Netscape Online service in the United Kingdom.

    The Netscape Enterprise Group focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services enable businesses and users to share information, manage networks and facilitate electronic commerce. The Netscape Enterprise group operates primarily through iPlanet E-Commerce Solutions, a Sun Microsystems alliance. This strategic alliance between America Online and Sun Microsystems was formed in November 1998 and began operating in March 1999.

    The Interactive Services Group and the Netscape Enterprise Group are the only two reportable segments. The results of the Interactive Properties Group and the AOL International Group have been combined in the 'Other Segments' row shown below. Prior period information has been restated to conform to the current presentation. There are no intersegment revenues between the four operating segments. Shared support service functions such as human resources, facilities management and other infrastructure support groups are allocated based on usage or headcount, where practical, to the four operating segments. Charges that cannot be allocated are reported as general and administrative costs and are not allocated to the segments. Special charges determined to be significant are reported separately in the Consolidated Statements of Operations and are not assigned or allocated to the segments. All other accounting policies are applied consistently to the segments, where applicable.

    A summary of the segment financial information is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                 (AMOUNTS IN MILLIONS)
REVENUES:
Interactive Services Group(1)...............................  $6,879    $5,059    $3,441
Netscape Enterprise Group(2)................................     359       447       357
Other Segments(3)...........................................     465       218        75
                                                              ------    ------    ------
Total revenues..............................................  $7,703    $5,724    $3,873
                                                              ------    ------    ------
                                                              ------    ------    ------
INCOME (LOSS) FROM OPERATIONS:
Interactive Services Group(1)...............................  $1,958    $1,280    $  616
Netscape Enterprise Group(2)................................     153        40       (54)
Other Segments(3)...........................................     185        49       (10)
General & Administrative(4).................................    (469)     (427)     (300)
Other charges...............................................     (10)     (123)     (148)
                                                              ------    ------    ------
Total income from operations................................  $1,817    $  819    $  104
                                                              ------    ------    ------
                                                              ------    ------    ------

---------

(1) For the three years ended December 31, 2000, 1999 and 1998, the Interactive Services Group includes online service revenues of $4,777 million, $3,874 million and $2,765 million, respectively; advertising and commerce revenues of $2,022 million, $1,116 million and $591 million, respectively; content and other revenues of $80 million, $69 million and $85 million, respectively; and goodwill and other intangible assets amortization of $51 million, $39 million and $25 million, respectively.

(2) For the three years ended December 31, 2000, 1999 and 1998, the Netscape Enterprise Group is comprised solely of content and other revenues and includes goodwill and other intangible assets amortization of $0 million, $0 million and $10 million, respectively.

(3) For the three years ended December 31, 2000, 1999 and 1998, Other Segments include advertising and commerce revenues of $347 million, $124 million and $21 million, respectively; content and other revenues of $118 million, $94 million, and $54 million, respectively; and goodwill and other intangible assets amortization of $49 million, $29 million and $14 million, respectively.

(4) Bad debt expense has been allocated to the applicable segment.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    America Online does not have any material revenues and/or assets outside the United States and no single customer accounts for more than 10% or greater of total revenues.

8.  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                                DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Land........................................................  $   40   $   32
Buildings, equipment and related improvements...............     339      195
Leasehold and network improvements..........................     216      190
Furniture and fixtures......................................      91       79
Computer equipment and internal software....................     953      670
Construction in progress....................................      61      145
Vehicles....................................................      37       19
                                                              ------   ------
                                                               1,737    1,330
Less accumulated depreciation and amortization..............     696      435
                                                              ------   ------
Net property and equipment..................................  $1,041   $  895
                                                              ------   ------
                                                              ------   ------

    America Online's depreciation and amortization expense related to property and equipment for the years ended December 31, 2000, 1999 and 1998 totaled $263 million, $179 million and $142 million, respectively.

9.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    America Online leases facilities and equipment primarily under several long-term operating leases, certain of which have renewal options. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

YEARS ENDING DECEMBER 31,
-------------------------                                    (IN MILLIONS)
       2001.................................................     $  367
       2002.................................................        305
       2003.................................................        159
       2004.................................................         69
       2005.................................................         59
       Thereafter...........................................        157
                                                                 ------
                                                                 $1,116
                                                                 ------
                                                                 ------

    Exclusive of the America Online/Bertelsmann restructuring discussed in Note 6, America Online had outstanding at December 31, 2000, commitments to purchase additional ownership interest in a joint venture and a partner of a strategic alliance. These commitments total approximately $657 million and are to be paid by December 31, 2001. Of this total, approximately $238 million was paid in February 2001.

    America Online's rental expense under operating leases in the years ended December 31, 2000, 1999 and 1998 totaled approximately $413 million, $324 million and $288 million, respectively.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    America Online has guaranteed monthly usage levels of data and voice communications with some of its network providers and commitments related to the construction of additional office buildings. The remaining commitments are $1,732 million, $1,647 million, $724 million and $702 million for the years ending December 31, 2001, 2002, 2003 and 2004, respectively.

    As of December 31, 2000, America Online has guaranteed approximately $11 million in indebtedness of one of its joint ventures. America Online has not had to make any payments related to this guarantee during the year ended
December 31, 2000.

CONTINGENCIES

    America Online is a party to various litigation matters, investigations and proceedings, including several complaints that have been filed and remain pending in the Delaware Court of Chancery naming as defendants one or more of America Online, the directors of America Online, Time Warner and the directors of Time Warner. The complaints purport to be filed on behalf of holders of America Online or Time Warner stock, as applicable, and allege breaches of fiduciary duty by the applicable company and its directors or aiding and abetting breaches of fiduciary duty by the other company and its directors in connection with the proposed merger of America Online and Time Warner. The plaintiffs in each case sought to enjoin completion of the merger and/or damages, but never took any steps to prosecute their claims beyond filing the complaints. These cases are, therefore, at a preliminary stage, but America Online does not believe these lawsuits have any merit and intends to defend against them vigorously. America Online is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given the current status of the litigation.

    Since March 2000, America Online has been named as a defendant in several class action lawsuits that have been filed in state and federal courts. The complaints in these lawsuits contend that consumers and competing Internet service providers have been injured because of the default selection features in AOL 5.0. Plaintiffs are seeking damages, an injunction enjoining the distribution of AOL Version 5.0 software, and disgorgement of all monies that America Online has earned through the distribution of its Version 5.0 software. These cases are at a preliminary stage, but America Online does not believe they have merit and intends to contest them vigorously. America Online is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given the current status of the litigation.

    Since November 2000, America Online has been named as a defendant in several lawsuits that have been filed in state courts on behalf of putative classes of users of the AOL Version 6.0 software. The complaints in these lawsuits contend that consumers have been injured because of unspecified features in the AOL 6.0 software which cause their computers to 'crash.' The lawsuits seek damages, an injunction enjoining the distribution of the Version 6.0 software until the alleged software flaws are rectified, and disgorgement of all monies that America Online has earned through the distribution of its Version 6.0 software. These cases are at a preliminary stage, but America Online does not believe they have merit and intends to defend them vigorously. America Online is unable to predict the outcome of the cases, however, nor can America Online reasonably estimate a range of possible loss given the current status of the litigation.

    In the spring of 1999, the Department of Labor ('DOL') began an investigation of the applicability of the Fair Labor Standards Act ('FLSA') to America Online's Community Leader program. America Online believes the Community Leaders are volunteers, not employees, that the Community Leader program reflects industry practices, and that its actions comply with the law. America Online is cooperating with the DOL's inquiry, but is unable to predict the outcome of the DOL's investigation and cannot reasonably estimate a range of possible loss given the current status of the DOL's investigation. Former volunteers have sued America Online on behalf of an alleged class consisting of current and former volunteers, alleging violations of the FLSA and comparable state statutes. America Online believes the claims have no merit and intends to defend them vigorously. America

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Online cannot predict the outcome of the claims or whether other former or current volunteers will file additional actions, nor can America Online reasonably estimate a range of possible loss given the current status of the litigation.

    The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against America Online relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on America Online's business, financial condition and operating results.

10. NOTES PAYABLE

    During December 1999, America Online sold $2.3 billion principal at maturity of zero-coupon Convertible Subordinated Notes due December 6, 2019 (the 'Zero-Coupon Notes') and received net proceeds of approximately $1.2 billion. The Zero-Coupon Notes have a 3% yield to maturity and are convertible into America Online's common stock at a conversion rate of 5.8338 shares of common stock for each $1,000 principal amount of the Zero-Coupon Notes (equivalent to a conversion price of $94.4938 per share based on the initial offering price of the Zero-Coupon Notes). The Zero-Coupon Notes may be redeemed at the option of America Online on or after December 6, 2002 at the redemption prices set forth in the Zero-Coupon Notes. The holders can require America Online to repurchase the Zero-Coupon Notes on December 6, 2004 at the redemption prices set forth in the Zero-Coupon Notes. At December 31, 2000, the carrying value of the Zero-Coupon Notes exceeded the fair value by approximately $215 million as estimated by using quoted market prices.

    On December 31, 1999, the underwriters exercised the overallotment option on the Zero-Coupon Notes. As a result, on January 5, 2000, America Online sold additional Zero-Coupon Notes with aggregate principal at maturity of approximately $55.6 million for net proceeds of approximately $30 million. As of December 31, 2000 and 1999, the principal amount, net of unamortized discount, was $1,322 million and $1,245 million, respectively.

    During June 1999, America Online borrowed approximately $65 million in the form of two mortgages on its office buildings and land located in Dulles, Virginia. The notes are collateralized by the buildings and land and carry interest rates of 7.7% and 6.75%. The notes amortize over 25 years and are payable in full at the end of 10 years. As of December 31, 2000 and 1999, the principal amount outstanding on these mortgages was $64 million and $65 million, respectively.

    During September 1997, America Online borrowed approximately $29 million in a refinancing of one of its office buildings. The note is collateralized by America Online's office building and carries interest at a fixed rate of 7.46%. The note amortizes on a straight-line basis over a term of 25 years and if not paid in full at the end of 10 years, the interest rate, from that point forward, is subject to adjustment. As of December 31, 2000 and 1999, the principal amount outstanding on this note was $27 million and $28 million, respectively.

    On November 17, 1997, America Online sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the 'Notes'). The Notes were convertible into America Online's common stock at a conversion rate of 153.27504 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $6.52422 per share), subject to adjustment in certain events and at the holders option. Interest on the Notes was payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes could be redeemed at the option of America Online on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    On November 15, 2000, America Online exercised its option to redeem in whole, the Notes. Under the redemption prices set forth in the Notes, America Online was obligated to redeem the outstanding Notes at a price of 101.6% (expressed as a percentage of principal amount) together with accrued interest at the date of redemption. At the election of the noteholders the entire outstanding principal of the Notes as of the redemption date was converted into approximately 37.7 million shares of America Online's common stock. As of December 31, 1999, the principal amount, net of unamortized discount, was $244 million.

    Scheduled maturities of total notes payable at December 31, 2000 are:

YEARS ENDING DECEMBER 31,
-------------------------                                     (IN MILLIONS)
2001........................................................     $     2
2002........................................................           2
2003........................................................           2
2004........................................................           2
2005........................................................           2
Thereafter..................................................       2,405
                                                                 -------
                                                                 $ 2,415
Less: Unamortized debt discount payable in 2019.............      (1,002)
                                                                 -------
                                                                 $ 1,413
                                                                 -------
                                                                 -------

11. OTHER INCOME, NET

    The following table summarizes the components of other income:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  2000       1999      1998
                                                                  -----      ----      ----
                                                                        (IN MILLIONS)
Interest income.............................................      $ 330      $161      $ 65
Interest expense............................................        (55)      (23)      (19)
Equity investment losses....................................        (36)       (5)      (12)
Gain on investments including available-for-sale
  securities................................................        392       692        20
Loss on investments including available-for-sale
  securities................................................       (499)      (11)      (12)
Loss on SFAS 133 derivatives................................        (70)       --        --
Other income (expense)......................................          5         1        (1)
                                                                  -----      ----      ----
                                                                  $  67      $815      $ 41
                                                                  -----      ----      ----
                                                                  -----      ----      ----

    The cash portion of net gains on investments including available-for-sale securities was approximately $205 million, $576 million and $19 million, respectively, for the years ended December 31, 2000, 1999 and 1998. For the year ended December 31, 2000 America Online recorded a loss of $481 million on equity investments, including $123 million on private investments, as a result of declines in value deemed to be other-than-temporary.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. INCOME TAXES

    The provision for income taxes is comprised of:

                                                                   YEARS ENDED DECEMBER 31,
                                                                  --------------------------
                                                                  2000       1999       1998
                                                                  -----      -----      ----
                                                                        (IN MILLIONS)
Current -- primarily foreign................................      $  (3)     $  (3)     $ (2)
Deferred -- primarily US federal and state..................         (5)       (53)       --
Deferred tax charge attributable to America Online's stock
  option plans..............................................       (724)      (551)      (28)
                                                                  -----      -----      ----
Provision for income taxes..................................      $(732)     $(607)     $(30)
                                                                  -----      -----      ----
                                                                  -----      -----      ----

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                  --------------------------
                                                                  2000       1999       1998
                                                                  -----      -----      ----
                                                                        (IN MILLIONS)
Income tax provision at the federal statutory rate of 35%...      $(659)     $(572)     $(51)
State income tax, net of federal benefit....................        (56)       (51)       (7)
Nondeductible charge for purchased research and
  development...............................................         --         --       (28)
Nondeductible charge for merger related expenses............         (4)       (22)       --
Benefit of dividends received deduction.....................         23         11        --
Valuation allowance changes affecting the provision for
  income taxes..............................................         (8)        48        60
Other.......................................................        (28)       (21)       (4)
                                                                  -----      -----      ----
Provision for income taxes..................................      $(732)     $(607)     $(30)
                                                                  -----      -----      ----
                                                                  -----      -----      ----

    As of December 31, 2000, America Online has net operating loss carryforwards ('NOLs') of approximately $10.6 billion for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2002 and 2020. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

    America Online's income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of America Online's deferred tax assets and liabilities are as follows:

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                                (IN MILLIONS)
Short term:
Short term deferred tax assets:
Deferred revenue............................................  $    13   $    17
Accrued expenses and other..................................       38        26
Valuation allowance.........................................      (49)      (33)
                                                              -------   -------
Total.......................................................  $     2   $    10
                                                              -------   -------
                                                              -------   -------
Long term:
Long term deferred tax liabilities:
Capitalized software costs..................................  $  (108)  $   (56)
Unrealized gain on available-for-sale securities............      (38)     (899)
Unremitted earnings of foreign subsidiaries.................      (11)       (7)
                                                              -------   -------
Total.......................................................     (157)     (962)

Long term deferred tax assets:
Net operating loss carryforwards............................    4,029     3,883
Deferred network services credit............................       58        79
Investment in AOL Europe....................................      187        94
Other.......................................................      261        99
Valuation allowance.........................................   (4,370)   (3,203)
                                                              -------   -------
Total.......................................................      165       952
                                                              -------   -------

Net long term deferred asset (liability)....................  $     8   $   (10)
                                                              -------   -------
                                                              -------   -------

    The valuation allowance for deferred tax assets increased by $1,183 million in 2000. The increase in this allowance was primarily due to the benefit generated from the current year exercise of stock options in excess of the utilization of $724 million of benefits that reduce 2000 income taxes payable. The benefit from the 2000 exercise of options will be recorded to stockholders' equity as it is realized.

    America Online has NOLs and other deferred tax benefits that are available to offset future taxable income. Only a portion of the NOLs are attributable to operating activities. The remainder of the NOLs are attributable to tax deductions related to the exercise of stock options. America Online recognized the tax benefits from current and prior years' stock option deductions after utilization of NOLs from operations (i.e., NOLs determined without deductions for exercised stock options) to reduce income tax expense.

    America Online's deferred tax asset related to operations and exercised stock options amounted to:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                                (MILLIONS)
Operations..................................................  $  141   $  141
Stock options...............................................  $4,278   $3,095

    When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations will be recognized as a reduction of income tax expense. The benefit related to the deductible temporary differences attributable to stock option deductions will be credited to additional paid-in capital when realized.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. CAPITAL ACCOUNTS

COMMON STOCK

    At December 31, 2000 and 1999, America Online's $0.01 par value common stock authorized was 6 billion shares with approximately 2.4 billion and 2.3 billion shares issued and outstanding, respectively. At December 31, 2000, approximately
467.6 million shares were reserved for the exercise of issued and unissued common stock options, and convertible debt, and approximately 15.6 million shares were reserved for issuance in connection with America Online's Employee Stock Purchase Plans.

    America Online sold approximately 45 million, 211 million and 140 million shares from the exercise of stock options, warrants and stock purchased through the employee stock purchase plan in 2000, 1999 and 1998, respectively. Net proceeds from these sales totaled approximately $318 million, $494 million and $192 million in the same time periods. In addition, during July 1998, America Online completed a public offering of common stock. America Online sold approximately 43.2 million shares of common stock and raised a total of $550 million in new equity. America Online used the proceeds for general operating purposes.

PREFERRED STOCK

    In February 1992, America Online's stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 5 million shares of preferred stock, $0.01 par value, with rights and preferences to be determined by the Board of Directors.

    During May 1998, the Board of Directors designated 500,000 shares of America Online's preferred stock as Series A-1 Junior Participating Preferred Stock in connection with the establishment of a stockholder rights plan.

    During May 1996, America Online sold 1,000 shares of Series B convertible preferred stock (the 'Preferred Stock') for approximately $28 million. The Preferred Stock had an aggregate liquidation preference of approximately
$28 million and accrued dividends at a rate of 4% per annum. Accrued dividends could be paid in the form of additional shares of Preferred Stock. During May 1998, the Preferred Stock, plus accrued but unpaid dividends, automatically converted into 3.1 million shares of common stock based on the fair market value of common stock at the time of conversion.

WARRANT

    In connection with an agreement with one of America Online's communications providers, America Online issued a warrant that was exercised in full during March 1999. The warrant, subject to certain performance standards specified in the agreement, allowed America Online's communication provider to purchase
57.6 million shares of common stock at a price of $0.2461 per share.

SHAREHOLDER RIGHTS PLAN

    America Online adopted a new shareholder rights plan on May 12, 1998 (the 'New Plan'). The New Plan was implemented by declaring a dividend, distributable to stockholders of record on June 1, 1998, of one preferred share purchase right (a 'Right') for each outstanding share of common stock. All rights granted under America Online's former shareholder rights plan adopted in the year ended December 31, 1993 were redeemed in conjunction with the implementation of the New Plan and the former plan was terminated. Each Right under the New Plan will initially entitle registered holders of the common stock to purchase one one-thousandth of a share of America Online's new Series A-1 Junior Participating Preferred Stock ('Series A-1 Preferred Stock') at

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

a purchase price of $900 per one one-thousandth of a share of Series A-1 Preferred Stock, subject to adjustment. The Rights will be exercisable only if a person or group (i) acquires 15% or more of the common stock or (ii) announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. Once exercisable, and in some circumstances if certain additional conditions are met, the New Plan allows stockholders (other than the acquirer) to purchase common stock or securities of the acquirer having a then current market value of two times the exercise price of the Right. The Rights are redeemable for $0.001 per Right (subject to adjustment) at the option of the Board of Directors. Until a Right is exercised, the holder of the Right, as such, has no rights as a stockholder of America Online. The Rights will expire on May 12, 2008 unless redeemed by America Online prior to that date. On
January 9, 2000, America Online adopted an amendment to the New Plan to exclude America Online's merger with Time Warner from the actions that would cause the Rights to become exercisable and to provide that the New Plan would terminate with the closing of the merger with Time Warner. Consistent with the amendment to the New Plan, the New Plan terminated as of January 11, 2001, the closing date of America Online's merger with Time Warner.

STOCK SPLITS

    In March 1998, November 1998, February 1999, and November 1999 America Online effected two-for-one splits of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock splits.

14. STOCK PLANS

    Options to purchase America Online's common stock under various stock option plans have been granted to employees, directors and consultants of America Online at fair market value on the date of grant. Generally, the options become exercisable over periods ranging from one to four years and expire ten years from the date of grant. In certain of these plans, America Online has repurchase rights upon the individual cessation of employment. Generally, these rights lapse over a 48-month period. In the years ended December 31, 1996 and 1998, the Board of Directors authorized approximately 6 million and 16 million options to be repriced, respectively. The vesting schedules were not materially changed and no employees owning 3% or more of America Online's common stock nor any senior executives participated in the repricing.

    The effect of applying FAS 123 on the years ended December 31, 2000, 1999 and 1998 pro forma net income (loss) as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for America Online's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS 123, America Online's net income (loss) in the years ended December 31, 2000, 1999 and 1998 would have been approximately $499 million, $553 million and $(55) million, or $0.19 per share, $0.22 per share and $(0.03) per share, respectively, on a diluted basis. The fair value of the options granted during the years ended December 31, 2000, 1999 and 1998 are estimated at $21.07 per share, $23.25 per share and $4.57 per share, respectively, on the date of grant using the Black-Scholes option-pricing model. The following assumptions (which, for 2000, reflect the impact of the announced Merger) were used for grants in 2000, 1999 and 1998; no dividend yield, volatility of 46.3%, 65% and 65%, respectively; a risk-free interest rate of 6.22%, 5,49% and 5.14%, respectively and an expected life of
 .54 years from date of vesting. A summary of stock option activity is as follows:

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                WEIGHTED-
                                                                                 AVERAGE
                                                               NUMBER OF        EXERCISE
                                                                 SHARES           PRICE
                                                              ------------      ---------
Balance at December 31, 1997................................   481,566,395       $ 1.74
Granted.....................................................   146,805,238        10.50
Exercised...................................................  (140,608,840)        1.00
Forfeited...................................................   (36,144,987)        3.77
                                                              ------------       ------
Balance at December 31, 1998................................   451,617,806       $ 4.66
Granted.....................................................   102,179,353        51.23
Exercised...................................................  (135,021,900)        2.64
Forfeited...................................................   (35,699,133)       19.43
                                                              ------------       ------
Balance at December 31, 1999................................   383,076,126       $16.42
Granted.....................................................    67,208,815        56.61
Exercised...................................................   (44,170,079)        6.10
Forfeited...................................................   (23,269,230)       39.94
                                                              ------------       ------
Balance at December 31, 2000................................   382,845,632       $23.23
                                                              ------------       ------
                                                              ------------       ------

                                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                    ----------------------------------------   --------------------------
                                                      WEIGHTED-
                                                       AVERAGE
                                                      REMAINING    WEIGHTED-                    WEIGHTED-
                                        NUMBER       CONTRACTUAL    AVERAGE        NUMBER        AVERAGE
RANGE OF                             OUTSTANDING        LIFE       EXERCISE     EXERCISABLE     EXERCISE
EXERCISE PRICE                      AS OF 12/31/00   (IN YEARS)      PRICE     AS OF 12/31/00     PRICE
----------------------------------  --------------   -----------     -----     --------------   ---------
$0.01 to $1.08....................    41,741,214         3.7        $ 0.57       41,099,548      $ 0.57
$1.09 to $1.70....................    39,396,402         5.5          1.52       38,685,845        1.52
$1.73 to $4.03....................    52,152,336         6.3          3.52       38,502,927        3.44
$4.15 to $9.08....................    40,140,953         6.9          6.25       11,490,991        5.83
$9.35 to $14.50...................    61,619,382         7.5         11.21       26,144,605       11.15
$14.63 to $37.39..................     9,637,440         7.9         25.24        4,001,987       24.43
$37.40 to $47.94..................    54,688,712         8.6         47.21       13,338,551       47.30
$48.00 to $55.57..................    15,885,455         9.0         52.92        2,010,186       53.77
$55.60 to $57.38..................    50,704,260         9.7         57.34          105,793       56.53
$57.44 to $93.94..................    16,879,478         8.8         65.94        4,329,310       67.71
                                     -----------         ---        ------      -----------      ------
$0.01 to $93.94...................   382,845,632         7.2        $23.23      179,709,743      $ 9.51
                                     -----------         ---        ------      -----------      ------
                                     -----------         ---        ------      -----------      ------

EMPLOYEE STOCK PURCHASE PLAN

    In May 1992, America Online's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan ('the ESPP'). Under the ESPP, employees of America Online who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Compensation and Management Development Committee of the Board of Directors administers the ESPP. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is approximately 28.8 million. A total of approximately 13.2 million shares of common stock have been issued under the ESPP.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    In June 1995, America Online adopted a non-compensatory Employee Stock Purchase Plan ('the Netscape ESPP') under Section 423 of the Internal Revenue Code and a total of 6.3 million shares of common stock may be issued pursuant to options under the Netscape ESPP. America Online's Board of Directors in 1998 amended the Netscape ESPP to increase the maximum percentage of payroll deductions which any participant may contribute from his or her eligible compensation to 15%; amended the Netscape ESPP from a two-year rolling offering period to a six-month fixed offering period effective with the offering period beginning March 1999; amended the limit to the number of shares any employee may purchase in any purchase period to a maximum of 1,800 shares; and changed the offering dates for each purchase period to March 1 and September 1 of each year. Under this plan, qualified employees are entitled to purchase common stock at a 15 percent discount from the market value of such stock. Approximately
4 million shares of common stock have been issued under the Netscape ESPP. The Netscape ESPP was terminated in September 1999.

15. EMPLOYEE BENEFIT PLAN

SAVINGS PLANS

    As of December 31, 2000, America Online has one savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer a portion of their pretax earnings. As defined by the plan, America Online matches 50% of each employee's contributions up to a maximum matching contribution of 3% of the employee's earnings. Prior to March 2000, America Online had two savings plans. In one plan, America Online matched 50% of each employee's contributions up to a maximum matching contribution of 3% of the employee's earnings and in the other plan, America Online's contributions were discretionary. America Online's contributions to the plans were approximately $13 million, $9 million and $5 million in the years ended December 31, 2000, 1999 and 1998, respectively.

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
AOL TIME WARNER INC.

    We have audited the accompanying consolidated balance sheets of America Online, Inc. (predecessor to AOL Time Warner Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of America Online's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

January 31, 2001, except for
Note 2, as to which the date
is March 21, 2001
McLean, Virginia

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                         SELECTED FINANCIAL INFORMATION

THE FOLLOWING TABLE SETS FORTH THE FIVE YEAR SELECTED DATA FOR AMERICA ONLINE, INC.

                                                              YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                     2000      1999      1998     1997     1996
                                                    -------   -------   ------   ------   ------
                                                    (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
    Subscription services.........................  $ 4,777   $ 3,874   $2,765   $1,715   $1,300
    Advertising and commerce......................    2,369     1,240      612      309      150
    Content and other.............................      557       610      496      610      373
                                                    -------   -------   ------   ------   ------
Total revenues....................................    7,703     5,724    3,873    2,634    1,823
Income (loss) from operations.....................    1,817       819      104      (28)    (219)
Net income (loss)(1)..............................    1,152     1,027      115        1     (244)
Income (loss) per common share:
    Net income (loss) per share -- basic..........  $  0.50   $  0.47   $ 0.06   $ 0.00   $(0.15)
    Net income (loss) per share -- diluted........  $  0.45   $  0.40   $ 0.05   $ 0.00   $(0.15)
Weighted average shares outstanding:
    Basic.........................................    2,323     2,199    1,959    1,765    1,609
    Diluted.......................................    2,595     2,599    2,370    2,066    1,609

                                                                 AS OF DECEMBER 31,
                                                    --------------------------------------------
                                                     2000      1999      1998     1997     1996
                                                    -------   -------   ------   ------   ------
                                                               (AMOUNTS IN MILLIONS)
Balance Sheet Data:
    Working capital...............................  $ 2,343   $ 1,698   $  885   $  302   $   35
    Total assets..................................   10,827    10,396    3,835    2,090    1,137
    Total debt....................................    1,418     1,599      420      375       24
    Stockholders' equity..........................    6,778     6,331    1,862      798      464

---------

(1) Net income in the year ended December 31, 2000 includes gains related to investments of $275 million, merger expenses of $10 million, investment losses of $465 million due to the write-down of securities and derivative losses of $70 million. Net income in the year ended December 31, 1999 includes special charges of $123 million related to mergers and restructurings and a net gain of $678 million related to the sale of investments. Net income in the year ended December 31, 1998 includes special charges of $50 million related to mergers and restructurings, $80 million related to acquired in-process research and development and $18 million related to legal settlements. Net income in the year ended December 31, 1997 includes special charges of $27 million related to restructurings, $24 million related to contract terminations, $23 million related to acquired in-process research and development and the reversal of $1 million related to a legal settlement. Net loss in the year ended December 31, 1996 includes special charges of $55 million related to mergers and a restructuring, $24 million for a legal settlement and $8 million for the settlement of a class action lawsuit.

           AMERICA ONLINE, INC. (PREDECESSOR TO AOL TIME WARNER INC.)
                        QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

THE FOLLOWING TABLE SETS FORTH THE QUARTERLY INFORMATION FOR AMERICA ONLINE,
INC.

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   ---------   --------   -------------   ------------
                                                      (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
2000(1)
Subscription revenues............................   $1,153      $1,185       $1,206          $1,233
Advertising and commerce.........................      528         561          594             686
Content and other................................      133         139          145             140
                                                    ------      ------       ------          ------
Total revenues...................................    1,814       1,885        1,945           2,059
Operating income.................................      376         456          482             503
Net income.......................................      433         338          344              37
Net income per share-basic.......................   $ 0.19      $ 0.15       $ 0.15          $ 0.02
Net income per share-diluted.....................   $ 0.17      $ 0.13       $ 0.13          $ 0.01
Net cash provided by operating activities........   $  478      $  511       $  398          $  571
Earnings Before Interest, Other Income, Net,
  Taxes, Depreciation and Amortization (EBITDA,
  as adjusted)(4)................................   $  506      $  583       $  609          $  652

1999(2)(3)
Subscription revenues............................   $  869      $  943       $  995          $1,067
Advertising and commerce.........................      247         271          320             402
Content and other................................      143         170          148             149
                                                    ------      ------       ------          ------
Total revenues...................................    1,259       1,384        1,463           1,618
Operating Income.................................       44         209          260             306
Net income.......................................      409         157          181             280
Net income per share-basic.......................   $ 0.20      $ 0.07       $ 0.08          $ 0.12
Net income per share-diluted.....................   $ 0.16      $ 0.06       $ 0.07          $ 0.11
Net cash provided by operating activities........   $  629      $  192       $  466          $  353
Earnings Before Interest, Other Income, Net,
  Taxes, Depreciation and Amortization (EBITDA,
  as adjusted)(4)................................   $  243      $  322       $  358          $  412

---------

(1) Net income in the year ended December 31, 2000 includes gains related to investments of $275 million in the quarter ended March 31, 2000, merger expense of $10 million in the quarter ended June 30, 2000 and investment losses of $465 million due to the write-down of securities and SFAS 133 derivative losses of $70 million in the quarter ended December 31, 2000.

(2) Net income in the year ended December 31, 1999 includes merger and restructuring expense of $78 million, transition expense of $25 million and a gain related to an investment of $567 million in the quarter ended March 31, 1999, merger expense of $15 million in the quarter ended June 30, 1999 and gains related to investments of $111 million and merger expense of $5 million in the quarter ended December 31, 1999. Also, in the quarter ended December 31, 1999, America Online adjusted its accounting to capitalize the acquisition cost of Gateway.net subscribers and amortize such cost over the term of the agreement. The effect of the adjustment on the quarter was to increase net income by $18 million and $.01 per diluted share.

(3) The sum of per share earnings does not equal earnings per share for the year due to equivalent share calculations which are impacted by fluctuations in America Online's common stock market prices and the timing (weighting) of shares issued.

(4) EBITDA is defined as operating income adjusted to exclude: (1) depreciation and amortization (2) special charges and (3) corporate expenses. In the year ended December 31, 2000, Corporate expenses excluded from the calculation of EBITDA were $22 million, $19 million, $17 million and $21 million for the quarters ended March 31, June 30, September 30, and December 31, respectively. In the year ended December 31,1999, Corporate expenses excluded from the calculation of EBITDA were $19 million, $16 million, $19 million and $23 million for the quarters ended March 31, June 30, September 30, and December 31, respectively. America Online considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of America Online, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ('GAAP').

MARKET PRICE OF COMMON STOCK

    The following table sets forth the range of high and low sale prices for the America Online's Common Stock for the periods indicated and reflects all stock splits effected by America Online:

                                                               HIGH         LOW
FOR THE QUARTER ENDED:                                        ------       ------
March 31, 1999..............................................  $76.88       $33.50
June 30, 1999...............................................  $87.50       $44.75
September 30, 1999..........................................  $64.59       $38.50
December 31, 1999...........................................  $95.63       $52.03
March 31, 2000..............................................  $82.88       $48.25
June 30, 2000...............................................  $69.38       $48.38
September 30, 2000..........................................  $63.19       $51.06
December 31, 2000...........................................  $62.25       $32.90

    America Online has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

EXCHANGE INFORMATION

    The AOL Time Warner Common Stock is traded on the New York Stock Exchange under the symbol 'AOL.'

    Options on the Company's stock are traded on the Chicago Board Options Exchange, the American Stock Exchange, and the Pacific Stock Exchange.

RECENT SALES OF UNREGISTERED SECURITIES

    None

                            STATEMENT OF DIFFERENCES


The section symbol shall be expressed as...............................'SS'

                                                EXHIBIT INDEX

                                                                                                    Sequential
Exhibit                                                                                             Page
Number                                   Description                                                Number
         -----------------------------------------------------------------------------------------
2.             Second Amended and Restated Agreement and Plan of Merger dated as of                     *
               January 10, 2000 among the Registrant, America Online, Inc.
               ("AOL"), Time Warner Inc. ("Time Warner"), America Online Merger
               Sub Inc. and Time Warner Merger Sub Inc. (incorporated by
               reference to Annex A to the Joint Proxy Statement -- Prospectus
               in Part I of Amendment No. 4 to the Registrant's Registration
               Statement on Form S-4 filed on May 19, 2000 (File No.)
               333-30184)).

3.(i)(a)       Restated Certificate of Incorporation of the Registrant as filed                         *
               with the Secretary of State of the State of Delaware on January
               11, 2001 (which is incorporated herein by reference to Exhibit
               3.1 to the Registrant's Current Report on Form 8-K dated January
               11, 2001 (the "January 2001 Form 8-K")).

3.(i)(b)       Certificate of the Voting Powers, Designations, Preferences and                          *
               Relative, Participating, Optional or Other Special Rights, and
               Qualifications, Limitations or Restrictions Thereof, of Series
               LMC Common Stock of the Registrant as filed with the Secretary of
               State of the State of Delaware on January 11, 2001 (which is incorporated herein by reference to Exhibit 3.2 to the
               Registrant's January 2001 Form 8-K).

3.(i)(c)       Certificate of the Voting Powers, Designations, Preferences and                          *
               Relative, Participating, Optional or Other Special Rights, and
               Qualifications, Limitations or Restrictions Thereof, of Series
               LMCN-V Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (which is incorporated herein by reference to Exhibit 3.3 to the
               Registrant's January 2001 Form 8-K).

3.(ii)         By-laws of the Registrant as of January 18, 2001.

4.1            Indenture dated as of June 1, 1998 among Time Warner, Time Warner                        *
               Companies, Inc. ("TWCI"), Turner Broadcasting System, Inc.
               ("TBS") and The Chase Manhattan Bank, as Trustee ("Chase
               Manhattan") (which is incorporated herein by reference to Exhibit
               4 to Time Warner's Quarterly Report on Form 10-Q for the Quarter
               ended June 30, 1998 (File No. 1-12259)).

4.2 First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Time Warner, AOL, TWCI, TBS and Chase Manhattan, as Trustee.

4.3            Indenture dated as of April 30, 1992, as amended by the First                            *
               Supplemental Indenture, dated as of June 30, 1992, among Time
               Warner Entertainment Company, L.P. ("TWE"), TWCI, certain of
               TWCI's subsidiaries that are parties thereto and The Bank of New
               York ("BONY"), as Trustee (which is incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI's Current Report on
               Form 8-K dated July 14, 1992 (File No. 1-8637) ("TWCI's July 1992
               Form 8-K")).

4.4            Second Supplemental Indenture, dated as of December 9, 1992,                             *
               among TWE, TWCI, certain of TWCI's subsidiaries that are
               parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE's
               Registration Statement on Form S-4 (Registration No. 33-67688)
               filed with the Commission on October 25, 1993 ("TWE's 1993 Form
               S-4")).

4.5            Third Supplemental Indenture, dated as of October 12, 1993, among                        *
               TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.3 to TWE's 1993 Form S-4).

4.6            Fourth Supplemental Indenture, dated as of March 29, 1994, among                         *
               TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to TWE's Annual Report on Form 10-K for
               the year ended December 31, 1993 (File No. 1-12878) ("TWE's 1993
               Form 10-K")).

4.7            Fifth Supplemental Indenture, dated as of December 28, 1994,                             *
               among TWE, TWCI, certain of TWCI's subsidiaries that are
               parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.5 to TWE's Annual Report on Form
               10-K for the year ended December 31, 1994 (File No. 1-12878)).

4.8            Sixth Supplemental Indenture, dated as of September 29, 1997,                            *
               among TWE, TWCI, certain of TWCI's subsidiaries that are
               parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.7 to Time Warner's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.
               1-12259)(the "Time Warner 1997 Form 10-K")).


                                                EXHIBIT INDEX


                                                                                                    Sequential
Exhibit                                                                                             Page
Number                                   Description                                                Number
         -----------------------------------------------------------------------------------------
4.9            Seventh Supplemental Indenture, dated as of December 29, 1997,                           *
               among TWE, TWCI, certain of TWCI's subsidiaries that are
               parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.7 to the Time Warner 1997 Form
               10-K).

4.10           Indenture dated as of January 15, 1993 between TWCI and Chase                            *
               Manhattan, as Trustee (which is incorporated herein by
               reference to Exhibit 4.11 to TWCI's Annual Report on Form 10-K
               for the year ended December 31, 1992 (File No. 1-8637)).

4.11           First Supplemental Indenture dated as of June 15, 1993 between                           *
               TWCI and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4 to TWCI's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).

4.12           Second Supplemental Indenture dated as of October 10, 1996 among                         *
               Time Warner, TWCI and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.1 to TWCI's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1996 (File No. 1-8637)).

4.13           Third Supplemental Indenture dated as of December 31, 1996 among                         *
               Time Warner, TWCI and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.10 to Time Warner's
               Annual Report on Form 10-K for the year ended December 31, 1996
               (File No. 1-12259) (the "Time Warner 1996 Form 10-K")).

4.14           Fourth Supplemental Indenture dated as of December 17, 1997 among                        *
               Time Warner, TWCI, TBS and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to Time
               Warner's, TWCI's and TBS's Registration Statement on Form S-4
               (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01)
               filed with the Commission on February 5, 1998 (the "1998 Form
               S-4")).

4.15           Fifth Supplemental Indenture dated as of January 12, 1998 among                          *
               Time Warner, TWCI, TBS and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.5 to Time Warner's,
               TWCI's and TBS's 1998 Form S-4).

4.16           Sixth Supplemental Indenture dated as of March 17, 1998 among                            *
               Time Warner, TWCI, TBS and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.15 to the Time
               Warner 1997 Form 10-K).

4.17 Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Time Warner, AOL, TWCI, TBS and Chase Manhattan, as Trustee.

4.18           Trust Agreement dated as of April 1, 1998 among Time Warner, as                          *
               Grantor and U.S. Trust Company of California, N.A., as Trustee
               (which is incorporated herein by reference to Exhibit 4.16 to the
               Time Warner 1997 Form 10-K).

4.19           Indenture dated as of December 6, 1999, between AOL and State
               Street Bank and Trust Company ("State Street"), as Trustee.

4.20           Supplemental Indenture No. 1 dated as of December 6, 1999 between
               AOL and State Street, as Trustee.

4.21 Supplemental Indenture No. 2 dated as of January 11, 2001 between the Registrant, AOL, Time Warner, TWCI, TBS and State Street, as
               Trustee.

10.1           Time Warner 1986 Stock Option Plan, as amended through March 16,                         *
               2000 (incorporated by reference to Exhibit 10.1 to Time
               Warner's Annual Report on Form 10-K for the year ended December
               31, 1999 (File No. 1-12259) (the "Time Warner 1999 Form 10-K")).

10.2           1988 Stock Incentive Plan of Time Warner, as amended through                             *
               March 16, 2000 (incorporated by reference to Exhibit 10.2 to the Time Warner 1999 Form 10-K).

10.3           Time Warner 1989 Stock Incentive Plan, as amended through March 16,                      *
               2000 (incorporated by reference to Exhibit 10.3 to the Time Warner
               1999 Form 10-K).

10.4           AOL Time Warner Inc. 1994 Stock Option Plan, as amended through
               January 18, 2001.

10.5           Time Warner 1997 Stock Option Plan, as amended through March 16,                         *
               2000 (incorporated by reference to Exhibit 10.7 to the Time
               Warner 1999 Form 10-K).

10.6           AOL 1992 Employee, Director and Consultant Stock Option Plan, as                         *
               amended (which is incorporated herein by reference to Exhibit
               10.2 to the AOL Annual Report on Form 10-K for the year ended
               June 30, 1999 (File No. 1-12143) (the "AOL 1999 Form 10-K")).

10.7           AOL Time Warner 1999 Stock Plan, as amended through January 18,
               2001.

10.8           Time Warner 1988 Restricted Stock Plan for Non-Employee
               Directors, as amended through January 18, 2001.


                                                EXHIBIT INDEX

                                                                                                    Sequential
Exhibit                                                                                             Page
Number                                   Description                                                Number
         -----------------------------------------------------------------------------------------
10.9           Time Warner 1996 Stock Option Plan for Non-Employee Directors, as
               amended through January 18, 2001.

10.10          Deferred Compensation Plan for Directors of Time Warner, as                              *
               amended through November 18, 1993 (which is incorporated herein by reference to Exhibit 10.9 to TWCI's Annual Report on Form 10-K
               for the year ended December 31, 1993 (File No. 1-8632)).

10.11          Time Warner Retirement Plan for Outside Directors, as amended                            *
               through May 16, 1996 (which is incorporated herein by reference to Exhibit 10.9 to the Time Warner 1996 Form 10-K).

10.12          Amended and Restated Time Warner Annual Bonus Plan for Executive                         *
               Officers (which is incorporated herein by reference to Annex A to TWCI's definitive Proxy Statement dated March 30, 1995 used in connection with TWCI's 1995 Annual Meeting of Stockholders).

10.13          AOL Executive Incentive Plan.

10.14          AOL Time Warner Inc. Deferred Compensation Plan (the "Deferred                           *
               Compensation Plan") (which is incorporated herein by Reference to Exhibit 4 to Time Warner's Registration Statement on Form S-8
               filed with the Commission on December 18, 1998 (Registration No.
               333-69161)).

10.15          Amendment No. 2 to the Deferred Compensation Plan, effective on                          *
               September 13, 1999 (which is incorporated herein by reference to Exhibit 10.15 to the Time Warner 1999 Form 10-K).

10.16          Amendment No. 3 to the Deferred Compensation Plan, effective on                          *
               October 25, 1999 except where otherwise indicated (which is incorporated herein by reference to Exhibit 10.16 to the Time
               Warner 1999 Form 10-K).

10.17          Amendment No. 4 to the Deferred Compensation Plan, effective on                          *
               October 25, 1999 except where otherwise indicated (which is incorporated herein by reference to Exhibit 10.17 to the Time
               Warner 1999 Form 10-K).

10.18          Amendment No. 5 to the Deferred Compensation Plan, effective on                          *
               November 15, 1999, except where otherwise indicated (which is incorporated herein by reference to Exhibit 10.18 to the Time
               Warner 1999 Form 10-K).

10.19          Amendment No. 6 to the Deferred Compensation Plan, effective on                          *
               March 15, 2000, except where otherwise indicated (which is incorporated herein by reference to Exhibit 10.19 to the Time
               Warner 1999 Form 10-K).

10.20          Amendment No. 7 to the Deferred Compensation Plan, approved on                           *
               May 25, 2000, (which is incorporated herein by reference to
               Exhibit 10.2 to Time Warner's quarterly report on Form 10-Q for the quarter ended June 30, 2000 (the "Time Warner June 2000 Form
               10-Q").

10.21          Amendment No. 8 to the Deferred Compensation Plan, approved on                           *
               June 28, 2000 (which is incorporated herein by reference to
               Exhibit 10.3 to the Time Warner June 2000 Form 10-Q).

10.22          Amendment No. 9 to the Deferred Compensation Plan, effective on                          *
               August 1, 2000 (which is incorporated herein by reference to
               Exhibit 10.2 to Time Warner's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (the "Time Warner September
               2000 Form 10-Q").

10.23          Amendment No. 10 to the Deferred Compensation Plan, effective on                         *
               November 1, 2000 (which is incorporated herein by reference to
               Exhibit 10.1 to the Time Warner September 2000 Form 10-Q).

10.24          Amendment No. 11 to the Deferred Compensation Plan, effective on
               January 11, 2001.

10.25          AOL Time Warner Employee Stock Purchase Plan, as amended (which                          *
               is incorporated herein by reference to Exhibit 10.1 to the AOL
               1999 Form 10-K).

10.26          Amended and Restated Employment Agreement effective as of January 1,                     *
               1998, as amended December 2, 1998 between the Registrant and
               Gerald M. Levin (which is incorporated herein by reference to
               Exhibit 10.13 to the Time Warner Annual Report on Form 10-K for
               the year ended December 31, 1998 (File No. 1-12259) (the "Time
               Warner 1998 Form 10-K").


                                                EXHIBIT INDEX

                                                                                                    Sequential
Exhibit                                                                                             Page
Number                                   Description                                                Number
         -----------------------------------------------------------------------------------------
10.27          Amended and Restated Employment Agreement effective as of January 1,                     *
               1998, as amended December 15, 1998 between the Registrant
               and R.E. Turner ("Turner") (which is incorporated herein by reference to Exhibit 10.14 to the Time Warner 1998 Form 10-K).

10.28          Amended and Restated Employment Agreement made as of March 25,
               1999, effective as of January 1, 1999, as amended as of October
               26, 2000 between the Registrant and Richard D. Parsons.

10.29          Employment Agreement and related agreements entered into with                           *
               Robert W. Pittman (which is incorporated herein by reference to
               Exhibit 10.15 to the AOL Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12143)).


10.30          Agreement Containing Consent Orders, including the Decision and                         *
               Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to
               Exhibit 99.2 to the Registrant's January 2001 Form 8-K).

10.31          Order to Hold Separate issued by the Federal Trade Commission                           *
               dated December 14, 2000 (incorporated herein by reference to
               Exhibit 99.3 to the Registrant's January 2001 Form 8-K).

10.32          Public Notice issued by the Federal Communications Commission                           *
               dated January 11, 2001 (incorporated herein by reference to
               Exhibit 99.4 to the Registrant's January 2001 Form 8-K).

10.33          Second Amended and Restated LMC Agreement dated as of September                         *
               22, 1995 among TWCI, Liberty Media Corporation ("LMC"), TCI
               Turner Preferred, Inc. ("TCITP"), Communication Capital Corp.
               ("CCC") and United Cable Turner Investment, Inc. (which is incorporated herein by reference to Exhibit 10(a) to TWCI's
               Current Report on Form 8-K dated September 6, 1996 ("TWCI's
               September 1996 Form 8-K")).

10.34          Agreement Containing Consent Order dated August 14, 1996 among                          *
               TWCI, TBS, Tele-Communications, Inc., LMC and the Federal Trade
               Commission (which is incorporated herein by reference to Exhibit
               2(b) to TWCI's September 1996 Form 8-K).

10.35          Investors Agreement (No. 1) dated as of October 10, 1996 among                          *
               Time Warner, Turner, Turner Outdoor Inc. and Turner Partners, LP
               (which is incorporated herein by reference to Exhibit 10.23 to the Time Warner 1996 Form 10-K).

10.36          Investors Agreement (No. 2) dated as of October 10, 1996 among                          *
               Time Warner, Turner Foundation, Inc. and Robert E. Turner
               Charitable Remainder Unitrust No. 2 (which is incorporated herein by reference to Exhibit 10.24 to the Time Warner 1996 Form 10-K).

10.37          Credit Agreement dated as of November 10, 1997 among Time Warner,                       *
               TWCI, TWE, TBS, Time Warner Entertainment-Advance/Newhouse
               Partnership ("TWE-A/N Partnership") and TWI Cable Inc. ("TWI
               Cable"), as Credit Parties, Chase Manhattan, as Administrative
               Agent, Bank of America National Trust and Savings Association
               ("Bank of America"), BONY and Morgan Guaranty Trust Company of
               New York ("Morgan"), as Documentation and Syndication Agents and
               Chase Securities Inc., as Arranger (which is incorporated herein by reference to Exhibit 10.26 to Time Warner's 1997 Form 10-K).

10.38          Amendment No. 1 dated as of June 30, 2000 to the Credit Agreement                       *
               dated as of November 10, 1997 among Time Warner, TWCI, TWE,
               TBS, TWE-A/N Partnership and TWI Cable, as Credit Parties, Chase
               Manhattan, as Administrative Agent, Bank of America, BONY and
               Morgan as Documentation and Syndication Agents and Chase
               Securities Inc., as Manager (which is incorporated herein by reference to Exhibit 10.1 to the Time Warner June 2000 Form
               10-Q).

10.39          Agreement of Limited Partnership, dated as of October 29, 1991,                         *
               as amended by the Letter Agreement, dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among TWCI and certain of its subsidiaries, ITOCHU Corporation ("ITOCHU") and
               Toshiba Corporation ("Toshiba") ("TWE Partnership Agreement, as
               amended") (which is incorporated herein by reference to Exhibit
               (A) to TWCI's Current Report on Form 8-K dated October 29, 1991
               (File No. 1-8637) and Exhibit 10(b) and 10(c) to TWCI's July 1992
               Form 8-K).

10.40          Admission Agreement, dated as of May 16, 1993, between TWE and US                       *
               WEST, Inc. ("US West") (which is incorporated herein by
               reference to Exhibit 10(a) to TWE's Current Report on Form 8-K
               dated May 16, 1993 (File No. 1-2878)).


                                                EXHIBIT INDEX

                                                                                                    Sequential
Exhibit                                                                                             Page
Number                                   Description                                                Number
         -----------------------------------------------------------------------------------------
10.41          Amendment Agreement, dated as of September 14, 1993, among                              *
               ITOCHU, Toshiba, TWCI, US West and certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended
               (which is incorporated herein by reference to Exhibit 3.2 to
               TWE's 1993 Form 10-K (File No. 1-2878)).

10.42          Restructuring Agreement dated as of August 31, 1995 among TWCI,                         *
               ITOCHU and ITOCHU Entertainment Inc. (which is incorporated herein by reference to Exhibit 2(a) to TWCI's Current Report on
               Form 8-K dated August 31, 1995 ("TWCI's August 1995 Form 8-K")).

10.43          Restructuring Agreement dated as of August 31, 1995 between TWCI                        *
               and Toshiba (including Form of Registration Rights Agreement, between TWCI and Toshiba) (which is incorporated herein by reference to Exhibit 2(b) to TWCI's August 1995 Form 8-K).

10.44          Option Agreement, dated as of September 15, 1993, between TWE and                       *
               US West (which is incorporated herein by reference to Exhibit
               10.9 to TWE's 1993 Form 10-K (File No. 1-2878)).

10.45          Contribution Agreement dated as of September 9, 1994 among TWE,                         *
               Advance Publications, Inc. ("Advance Publications"), Newhouse
               Broadcasting Corporation ("Newhouse"), Advance/Newhouse
               Partnership ("Advance/Newhouse"), and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 10(a) to TWE's
               Current Report on Form 8-K dated September 9, 1994).

10.46 Amended and Restated Partnership Agreement of TWE-A/N Partnership entered into as of February 1, 2001 by and between TWE, Advance/Newhouse and Paragon.

10.47 First Amendment to the Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of March 1, 2001 among TWE,
               Advance/Newhouse and Paragon.

10.48          Letter Agreement dated April 1, 1995 among TWE, Advance/Newhouse,                       *
               Advance Publications and Newhouse (which is incorporated herein by reference to Exhibit 10(c) to TWE's Current Report on Form 8-K
               dated April 1, 1995).

10.49          Amended and Restated Transaction Agreement, dated as of October 27,                     *
               1997 among Advance Publications, Advance/Newhouse, TWE, TW
               Holding Co. and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 99(c) to Time Warner's Current Report on
               Form 8-K dated October 27, 1997).

10.50          Transaction Agreement No. 2 dated as of June 23, 1998 among                             *
               Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon
               Communications ("Paragon") and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 10.38 to Time
               Warner's 1998 Form 10-K).

10.51          Transaction Agreement No. 3 dated as of September 15, 1998 among                        *
               Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon
               and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 10.39 to Time Warner's 1998 Form 10-K).

10.52          Amended and Restated Transaction Agreement No. 4 dated as of
               February 1, 2001 among Advance Publications, Newhouse,
               Advance/Newhouse, TWE, Paragon and TWE-AN Partnership.

21.            Subsidiaries of the Registrant.

23.            Consent of Ernst & Young LLP, Independent Auditors.

99.1 Annual Report on Form 11-K of the AOL Time Warner Savings Plan for the year ended December 31, 2000 (to be filed by amendment).

99.2 Annual Report on Form 11-K of the AOL Time Warner Thrift Plan for the year ended December 31, 2000 (to be filed by amendment).

99.3 Annual Report on Form 11-K of the TWC Savings Plan for the year ended December 31, 2000 (to be filed by amendment).

* Incorporated by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.