Form 10-Q
period 2001-03-31
AOL TIME WARNER INC
filed 2001-05-15
CIK 1105705

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2001 or
                                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from _____________ to ______________ .

Commission file number 1-15062
                       -------


                              AOL TIME WARNER INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-4099534
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                              75 Rockefeller Plaza
                            New York, New York 10019
                                 (212) 484-8000

          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No
    -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
Description of Class                                  as of  April 30, 2001
--------------------                                 -----------------------
Common Stock - $.01 par value                            4,259,406,654
Series LMCN-V Common Stock - $.01 par value                171,185,826

                            AOL TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.


                               INDEX TO FORM 10-Q



                                                                                                      Page
                                                                                              --------------------
                                                                                              AOL Time
                                                                                                Warner         TWE
                                                                                                ------         ---
PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results of operations and financial condition.....     1           37
     Consolidated balance sheet at March 31, 2001 and December 31, 2000........................    14           44
     Consolidated statement of operations for the three months ended
          March 31, 2001 and 2000..............................................................    15           45
     Consolidated statement of cash flows for the three months ended March 31, 2001
          and 2000.............................................................................    16           46
     Consolidated statement of shareholders' equity and partnership capital....................    17           47
     Notes to consolidated financial statements................................................    18           48
     Supplementary information.................................................................    31


PART II.  OTHER INFORMATION....................................................................    57

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner" or the "Company") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         The Merger was accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets based on their respective estimated fair values. Any excess of the purchase price over estimated fair values of the net assets acquired was recorded as goodwill. The financial results for Time Warner have been included in AOL Time Warner's results since January 1, 2001, as permitted under generally accepted accounting principles.

         As part of the integration of Time Warner's businesses into AOL Time Warner's operating structure, management is pursuing various initiatives to enhance efficiencies. Such initiatives, some of which have already been implemented, include the consolidation of certain duplicative administrative and operational functions and the restructuring of certain under-performing assets. For additional information on the Merger and the Company's restructuring initiatives, see Notes 1 and 2, respectively, to the accompanying consolidated financial statements.

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

Investment in Time Warner Entertainment Company, L.P.

         A majority of AOL Time Warner's interests in filmed entertainment, television production and cable television systems, and a portion of its interests in cable television and broadcast network programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. ("AT&T").

         The Company and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to the Company and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between the Company and AT&T regarding AT&T's interest in TWE continued. AT&T, the Company and TWE have now

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

recommended the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

Use of EBITDA

         AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets ("EBITDA"). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other factors, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

         The accompanying historical consolidated financial statements and notes for 2000 reflect only the financial results of America Online, as predecessor to AOL Time Warner. As a result, AOL Time Warner's 2000 historical operating results and financial condition are not comparable to 2001 because of the Merger. Accordingly, in order to enhance comparability and make an analysis of 2001 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000. These results also reflect reclassifications of each company's historical operating results and segment information to conform to the combined Company's financial statement presentation, as follows:

o Time Warner's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a distinct line item;

o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other income (expense), net;

o Corporate expenses have been reclassified to selling, general and administrative costs as a reduction of operating income (loss); and

o Merger-related costs have been moved from other income (expense), net, to operating income (loss).

Other Significant Transactions and Nonrecurring Items

         As more fully described herein, the comparability of AOL Time Warner's operating results has been affected by certain significant transactions and nonrecurring items in each period.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         For the three months ended March 31, 2001, these items included (i) merger-related costs of $71 million, primarily relating to the Merger, and (ii) a $620 million noncash pretax charge to reduce the carrying value of certain investments in AOL Time Warner's investment portfolio, primarily due to significant market declines experienced in the first quarter.

         For the three months ended March 31, 2000 on a pro forma basis, these items included (i) pretax gains of approximately $28 million relating to the sale or exchange of various cable television systems and investments, (ii) a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags Entertainment Corporation, (iii) pretax gains of approximately $275 million from the sale or exchange of certain investments,
(iv) a noncash, pretax charge of approximately $220 million relating to the write-down of AOL Time Warner's carrying value of its investment in the Columbia House Company Partnerships ("Columbia House"), a 50%-owned equity investee, (v) merger-related costs of approximately $46 million relating to the Merger and
(vi) a noncash pretax charge of $738 million, which is shown separately on the accompanying statement of operations as an after-tax charge of $443 million related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         For the three months ended March 31, 2000 on a historical basis, the operating results include pretax gains of approximately $275 million from the sale or exchange of certain investments.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of these significant nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

RESULTS OF OPERATIONS

Consolidated Results

         AOL Time Warner had revenues of $9.080 billion and a net loss of $1.369 billion for the three months ended March 31, 2001, compared to revenues of $8.316 billion on a pro forma basis ($1.814 billion on a historical basis) and a loss before the cumulative effect of an accounting change of $1.012 billion on a pro forma basis (net income of $433 million on a historical basis) for the three months ended March 31, 2000. After preferred dividend requirements, AOL Time Warner had basic and diluted net loss per common share of $.31 in 2001, compared to basic and diluted loss before the cumulative effect of an accounting change of $.24 per common share on a pro forma basis in 2000 (basic earnings per share of $.19 and diluted earnings per share of $.17 on a historical basis).

         As previously described, in addition to the consummation of the Merger, the comparability of AOL Time Warner's operating results for the first quarter of 2001 and 2000 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $691 million of net pretax losses in both 2001 and on a pro forma basis in 2000 (net pretax gains of $275 million on a historical basis). The aggregate net effect of these items was to increase basic and diluted net loss per common share by $.09 in 2001 and $.10 on a pro forma basis in 2000 (an increase in basic and diluted earnings per share of $.07 on a historical basis).

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Revenues. AOL Time Warner's revenues increased to $9.080 billion in 2001, compared to $8.316 billion on a pro forma basis in 2000. This increase was driven by an increase in subscription revenues of 9% to $3.857 billion, an increase in advertising and commerce revenues of 10% to $2.053 billion and an increase in content and other revenues of 8% to $3.170 billion. This compares to $3.528 billion, $1.865 billion and $2.923 billion, respectively, on a pro forma basis for the three months ended March 31, 2000.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at the AOL, Cable and Networks segments and an increase in subscription rates at the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to increased advertising at the AOL, Cable and Publishing segments and advertising rate increases at The WB Network. The increase in content and other revenues was principally due to increased distribution of theatrical content at the Filmed Entertainment segment, offset in part by lower revenue at the Music segment from the negative effect of changes in foreign currency rates on international recorded music sales and lower domestic recorded music sales.

         Net Loss and Net Loss Per Common Share. AOL Time Warner's net loss decreased to $1.369 billion in 2001, compared to $1.455 billion on a pro forma basis in 2000. However, excluding the significant effect of the nonrecurring items referred to earlier, the net loss decreased by $76 million to $954 million in 2001 from $1.030 billion on a pro forma basis in 2000. As discussed more fully below, this improvement principally resulted from an overall increase in AOL Time Warner's EBITDA, offset in part by higher depreciation and amortization and higher amortization on certain investments accounted for under the equity method of accounting. Similarly, adjusted basic net loss per common share, excluding the effect of significant nonrecurring items, decreased to $.22 in 2001, compared to an adjusted basic net loss per common share of $.24 on a pro forma basis in 2000.

         Depreciation and Amortization. Depreciation and amortization increased to $2.222 billion in 2001 from $2.141 billion on a pro forma basis in 2000. This increase was due to increases in both depreciation, primarily due to higher capital spending at the Cable segment, and amortization. The higher amortization in the first quarter of 2001 was primarily due to goodwill generated from certain restructuring liabilities that were committed to by management in the first quarter of 2001 and recorded as liabilities assumed in the purchase of Time Warner and the absence in 2000 of amortization related to minor acquisitions consummated after the first quarter of 2000 that were accounted for under the purchase method of accounting.

         Interest Expense, Net. Interest expense, net, decreased to $319 million in 2001, from $328 million on a pro forma basis in 2000, principally as a result of lower market interest rates.

         Other Income (Expense), Net. Other income (expense), net, increased to $872 million of expense in 2001 from $104 million of expense on a pro forma basis in 2000. Other income (expense), net, increased primarily because of a noncash pretax charge of $620 million to reduce the carrying value of certain investments, primarily due to declines in market values deemed to be other-than-temporary, higher amortization of goodwill associated with certain investments accounted for under the equity method of accounting and the absence in 2001 of $285 million of gains from the sale or exchange of certain investments in 2000. This overall decrease was offset in part by the absence in 2001 of a $220 million noncash pretax charge to reduce the carrying value of the Company's investment in Columbia House in 2000.

         Minority Interest. Minority interest expense increased to $104 million in 2001, compared to $55 million on a pro forma basis in 2000. Minority interest expense increased principally due to the allocation of pretax gains related

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

to the exchange of various cable television systems in 2001 at the TWE Advance/ Newhouse Partnership ("TWE-A/N") attributable to the minority owners of TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network.

         Income Tax Benefit (Provision). The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. AOL Time Warner had an income tax benefit of $73 million in the first quarter of 2001, compared to income tax expense of $161 million on a pro forma basis in the first quarter of 2000. Income taxes, for financial reporting purposes, benefited from the tax effect of the $620 million noncash pretax charge to reduce the carrying value of certain investments in the first quarter of 2001. The $28 million of net pretax gains related to the sale or exchange of various cable television systems and investments in the first quarter of 2000 resulted in additional expense in that quarter. Excluding the tax effect of these items, the effective tax rate was consistent in each period. As of March 31, 2001, the Company had net operating loss carryforwards of approximately $10.2 billion, primarily resulting from stock option exercises, available to offset future U.S. federal taxable income.

Business Segment Results

         Revenues and EBITDA are as follows:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                   Revenues                 EBITDA
                                            ----------------------   ----------------------
                                               2001      2000(a)(b)    2001        2000(b)
                                            Historical   Pro Forma   Historical   Pro Forma
                                            ----------   ---------   ----------   ---------
                                                                  (millions)
AOL..........................................  $2,125      $1,814      $  684       $  506
Cable(c).....................................   1,625       1,447         768          694
Filmed Entertainment.........................   2,212       1,896         113          185
Networks.....................................   1,699       1,610         449          335
Music........................................     881         934          94          101
Publishing...................................     966         939         113           94
Corporate....................................       -           -         (74)         (84)
Merger-related costs.........................       -           -         (71)         (46)
Intersegment elimination.....................    (428)       (324)         (1)          (8)
                                               ------      ------      ------       ------

Total revenues and EBITDA....................  $9,080      $8,316      $2,075       $1,777

Depreciation and amortization................        -          -      (2,222)      (2,141)
                                               ------      ------      ------       ------

Total revenues and operating loss............  $9,080      $8,316      $ (147)      $ (364)
                                               ======      ======      ======       ======

--------------
(a) Revenues reflect the provisions of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), which was retroactively adopted by the Company in the fourth quarter of 2000. The impact of SAB 101 was to reduce revenues and costs by equal amounts of $91 million.

(b) 2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical revenues, EBITDA and operating income for the three months ended March 31, 2000 were $1.814 billion, $484 million and $376 million, respectively.

(c) 2000 EBITDA includes pretax gains of approximately $28 million relating to the sale or exchange of certain cable television systems and investments.

         AOL. Revenues increased to $2.125 billion in 2001, compared to $1.814 billion in 2000. EBITDA increased to $684 million in 2001, compared to $506 million in 2000. Revenues increased due to a 9% increase in subscription

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

revenues and a 37% increase in advertising and commerce revenues on the AOL service, as well as other branded services and portals.

         The growth in subscription revenues was principally due to an increase in subscribers, offset in part by a decline in the average revenue per subscriber. The decrease in the average revenue per subscriber is due to the impact of a changing mix of brands and services with different price points, as well as certain promotional programs. Under these bundling programs, customers of AOL's commerce partners typically receive a subscription to AOL's online services as a result of purchasing a product from a commerce partner. Subscription revenues under these bundling programs are recorded based on the net amount received from the commerce partner.

         The improved operating results in 2001 are primarily due to strong revenue growth and a decrease in data network-related and overhead costs as a percentage of subscription revenues, primarily due to efficiencies AOL continues to gain as a result of its size and scale, as well as lower negotiated rates with its network providers.

         Cable. Revenues increased to $1.625 billion in 2001, compared to $1.447 billion on a pro forma basis in 2000. EBITDA increased to $768 million in 2001 from $694 million on a pro forma basis in 2000. Revenues increased due to a 12% increase in subscription revenues and a 17% increase in advertising and commerce revenues. The increase in subscription revenues was due to an increase in basic cable rates, an increase in basic cable subscribers, a 249% increase in digital cable subscribers and a 165% increase in subscribers to high-speed online services. The operating results of the Cable division were affected by pretax gains of approximately $28 million recognized in 2000 relating to the sale or exchange of various cable television systems and investments. Excluding these gains, EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs, principally due to programming rate increases.

         Filmed Entertainment. Revenues increased to $2.212 billion in 2001, compared to $1.896 billion on a pro forma basis in 2000. EBITDA decreased to $113 million in 2001, compared to $185 million on a pro forma basis in 2000. Revenues grew due to increases at both Warner Bros. and the filmed entertainment businesses of Turner Broadcasting System, Inc. (the "Turner filmed entertainment businesses"). The Turner filmed entertainment businesses include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc. For Warner Bros., revenues benefited from increased worldwide revenues from the distribution of theatrical product, principally due to higher worldwide DVD sales, and increased television licensing fees. For the Turner filmed entertainment businesses, revenues increased primarily due to significant syndication revenue from licensing arrangements for the second-cycle broadcasting rights for Seinfeld, higher international theatrical revenues and higher revenues from the distribution of theatrical product through pay-television and basic cable television exhibition.

         For Warner Bros., EBITDA decreased principally due to higher advertising and distribution costs due to an increase in the number and the timing of new theatrical releases in comparison to the prior year's quarter, offset in part by the revenue gains. For the Turner filmed entertainment businesses, EBITDA decreased principally due to higher film and advertising costs, offset in part by the revenue gains.

         Networks. Revenues increased to $1.699 billion in 2001, compared to $1.610 billion on a pro forma basis in 2000. EBITDA increased to $449 million in 2001 from $335 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues with growth at the cable networks of Turner Broadcasting System,
                                       6

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

Inc. (the "Turner cable networks group") and HBO. For the Turner cable networks group, subscription revenues benefited from an increase in the number of subscribers and higher rates, primarily led by revenue increases at TNT, CNN, TBS Superstation and Cartoon Network. For HBO, revenues benefited primarily from an increase in the number of subscribers. For The WB Network, revenues increased primarily due to an increase in advertising and commerce revenues driven by advertising rate increases.

         Likewise, EBITDA was higher due to improved results at the Turner cable networks group, HBO and The WB Network. For the Turner cable networks group, the increase in EBITDA was principally due to the revenue gains and lower programming costs. For HBO, the increase in EBITDA was principally due to the revenue gains and increased cost savings from HBO's overhead cost management program. For The WB Network, the increase in EBITDA was principally due to the revenue gains.

         Music. Revenues decreased to $881 million in 2001, compared to $934 million on a pro forma basis in 2000. EBITDA decreased to $94 million in 2001 from $101 million on a pro forma basis in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international recorded music operations as well as lower domestic recorded music sales. EBITDA decreased principally due to the decline in revenues and higher marketing costs, offset in part by lower artist royalty costs and higher income from DVD manufacturing operations. Management expects that the revenue decline relating to lower sales levels will continue into the second quarter of 2001, which could continue to affect operating results negatively.

         Publishing. Revenues increased to $966 million in 2001, compared to $939 million on a pro forma basis in 2000. EBITDA increased to $113 million in 2001 from $94 million on a pro forma basis in 2000. Revenues increased primarily from a 9% increase in advertising and commerce revenues, which was primarily due to increased advertising at In Style, Southern Living and the acquisition of the Times Mirror magazines group in the fourth quarter of 2000. Subscription revenues were relatively flat. EBITDA increased principally as a result of the advertising revenue gains and increased cost savings.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2001

Financial Condition

         At March 31, 2001, AOL Time Warner had $20.2 billion of debt, $1.3 billion of cash and equivalents (net debt of $18.9 billion) and $156.5 billion of shareholders' equity, this was comparable to $21.3 billion of debt, $3.3 billion of cash and equivalents (net debt of $18.0 billion), $575 million of mandatorily redeemable preferred securities of a subsidiary and $157.6 billion of shareholders' equity on a pro forma basis at December 31, 2000. On a historical basis, AOL Time Warner had $2.6 billion of cash and equivalents, $1.4 billion of debt and $6.8 billion of shareholders' equity at December 31, 2000.

Cash Flows

         During the first three months of 2001, AOL Time Warner's cash provided by operations amounted to $976 million and reflected $2.075 billion of business segment EBITDA, less $391 million of net interest payments, $122 million of net income taxes paid, $74 million of proceeds repaid under AOL Time Warner's asset securitization program

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

and $512 million related to an increase in other working capital requirements. Cash provided by operations of $909 million on a pro forma basis in the first three months of 2000 reflected $1.777 billion of business segment EBITDA, less $388 million of net interest payments, $100 million of net income taxes paid, $98 million of proceeds repaid under AOL Time Warner's asset securitization program and $282 million related to an increase in other working capital requirements.

         Cash provided by investing activities was $460 million in the first three months of 2001, compared to $1.106 billion of cash used by investing activities on a pro forma basis in the first three months of 2000. The increase in cash provided by investing activities included $690 million of cash acquired in the Merger, an increase of $1.175 billion of proceeds received from the sale of investments, offset in part by a $150 million increase in the acquisitions of investments and an increase in capital expenditures of $165 million. The increase in proceeds received from the sale of investments primarily consists of the sale of short-term investments previously held by America Online. The increase in capital expenditures was primarily due to increased capital spending in the Cable segment related to digital cable boxes, high-speed modems and associated support equipment.

         Cash used by financing activities was $2.778 billion in the first three months of 2001, compared to $101 million on a pro forma basis in the first three months of 2000. The use of cash in 2001 resulted primarily from $1.844 billion of debt reduction, the repurchase of approximately 14.1 million shares of AOL Time Warner common stock at an aggregate cost of $615 million under AOL Time Warner's recently authorized $5 billion common stock repurchase program and the redemption of mandatorily redeemable preferred securities of a subsidiary of $575 million, offset in part by $277 million of proceeds received principally from the exercise of employee stock options. Cash used by financing activities on a pro forma basis in the first three months of 2000 principally resulted from $318 million of debt reduction, the repurchase of approximately 1.4 million shares of AOL Time Warner common stock at an aggregate cost of $65 million and the payment of $67 million of dividends, offset in part by $367 million of proceeds received principally from the exercise of employee stock options. The lower level of share repurchases in the prior year relates to the suspension of Time Warner's share repurchase program in early 2000 as a result of the announced merger between America Online and Time Warner.

         AOL Time Warner evaluates operating performance based on several factors including free cash flow, which is defined as cash provided by operations after deducting capital expenditures, dividend payments and partnership distributions. Free cash flow for the three months ended March 31, 2001 was $49 million, compared to $83 million on a pro forma basis for the three months ended March 31, 2000. The comparability of AOL Time Warner's free cash flow has been affected by certain significant transactions and nonrecurring items in each period. For the three months ended March 31, 2001, these items aggregated approximately $602 million of cash payments, primarily related to merger-related costs incurred in connection with the Merger and certain litigation payments. For the three months ended March 31, 2000, these items aggregated approximately $45 million, primarily related to merger-related costs incurred in connection with the Merger. Excluding the effect of these nonrecurring items, free cash flow increased from $128 million in the first quarter of 2000 to $651 million in the first quarter of 2001.

         The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to AOL Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under its bank credit agreement, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to AOL Time Warner, subject to its individual compliance with the cash flow coverage and leverage ratio covenants contained therein.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Management believes that AOL Time Warner's operating cash flow, cash and equivalents, borrowing capacity and availability under the shelf registration statement are sufficient to fund its capital and liquidity needs for the foreseeable future without distributions and loans from TWE above those permitted by existing agreements.

Shelf Registration Statement

         In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allows AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. Proceeds from any offerings will be used for general corporate purposes including investments, capital expenditures, repayment of debt and financing acquisitions. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. The net proceeds to the Company were $3.964 billion and were used primarily to pay down bank debt. These securities are guaranteed on an unsecured basis by each of America Online and Time Warner. In addition, Time Warner Companies, Inc. ("TW Companies") and Turner Broadcasting System, Inc. ("TBS") have guaranteed, on an unsecured basis, Time Warner's guarantee of the securities. $5 Billion Commercial Paper Program and Senior Unsecured Revolving Credit Facility

         In April 2001, AOL Time Warner established a $5 billion commercial paper program which is backed by a $5 billion 364-day senior unsecured revolving credit facility (the "revolving credit facility"), borrowings under which may be repaid for a period up to two years following the initial term. The program will allow AOL Time Warner to issue commercial paper to investors from time to time in maturities of up to 365 days. Proceeds from the commercial paper offerings will be used for general corporate purposes including investments, capital expenditures, repayment of debt and financing acquisitions. The revolving credit facility is available to support the commercial paper program and for general corporate purposes. Borrowings under the $5 billion commercial paper program and the revolving credit facility are guaranteed on an unsecured basis, directly or indirectly, by each of America Online, Time Warner, TW Companies and TBS.

Common Stock Repurchase Program

         In January 2001, AOL Time Warner's Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. During the first quarter of 2001, the Company repurchased 14.1 million shares at an aggregate cost of $615 million.

Capital Spending

         AOL Time Warner's overall capital spending for the three months ended March 31, 2001 was $906 million, an increase of $165 million over capital spending for the three months ended March 31, 2000 of $741 million. AOL Time Warner capital spending and the related increase is principally at its Cable segment, as discussed more fully below. Also contributing to the AOL Time Warner capital spending levels is its AOL segment, including expenditures related to product development, and, to a lesser extent, AOL Time Warner's other business segments.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         AOL Time Warner's Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by the Cable segment amounted to $577 million in the first three months of 2001, compared to $419 million on a pro forma basis in 2000. Cable capital spending for the remainder of 2001 is expected to remain at comparable levels, reflecting spending on variable capital to facilitate the continued roll-out of the Cable segment's popular digital services, including digital cable and high-speed online services. At March 31, 2001, the Cable segment had 2.1 million digital cable subscribers, a 16.7% penetration of basic cable subscribers. This compares to 613,000 digital cable subscribers, or a 4.8% penetration of basic cable subscribers at March 31, 2000. Similarly, the number of high-speed online customers grew to 1.2 million, or 7.4% of eligible homes, from 447,000, or 4.7% of eligible homes at March 31, 2000. Such rapid growth of subscribers to these digital services increased the variable capital spending for digital cable boxes, high-speed modems and associated support equipment. Capital spending by the Cable segment is expected to continue to be funded by the Cable segment's operating cash flow.

Market Risk Management

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

         AOL Time Warner has entered into variable-rate debt that, at March 31, 2001, had an outstanding balance of approximately $6.3 billion. Based on AOL Time Warner's variable-rate obligations outstanding at March 31, 2001, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease AOL Time Warner's annual interest expense and related cash payments by approximately $15.7 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

         AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to AOL Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period. At March 31, 2001, AOL Time Warner had effectively hedged approximately 60% of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, AOL Time Warner used foreign exchange contracts that have maturities of three to twelve months to provide continuing coverage throughout the year. AOL Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 2001, AOL Time Warner had contracts for the sale of $725 million and the purchase of $604 million of foreign currencies at fixed rates.

         Based on the foreign exchange contracts outstanding at March 31, 2001, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 2001 would result in

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

approximately $36 million of unrealized losses and $30 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $36 million of unrealized gains and $30 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

Equity Risk

         The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for business and strategic purposes, many of which are Internet and technology companies. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. These securities, which are classified in "Investments, including available-for-sale securities" on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and derivative securities. As of March 31, 2001, the Company had investments in private equity securities with a balance of approximately $340 million and investments in public equity securities, held for purposes other than trading, with a readily determinable fair market value of approximately $2.4 billion. However, continued market volatility, as well as mergers and acquisitions, are beyond the control of AOL Time Warner and have the potential to have a material non-cash impact on the operating results in future periods.

         Since December 31, 2000, there has been a broad decline in the public equity markets, particularly in technology stocks, including investments held in the AOL Time Warner portfolio. Similarly, AOL Time Warner experienced significant declines in the value of certain privately held investments and restricted securities. As a result, the Company has recorded a $620 million noncash pretax charge in the first quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities. This charge has been included in other income (expense), net, in the accompanying consolidated statement of operations.

Euro Conversion

         Effective January 1, 1999, the "euro" was established as a single currency valid in more than two-thirds of the member countries of the European Union. These member countries have a three-year transitional period to physically convert their sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their currencies and replace their legal tender with euro-denominated bills and coins. Accordingly, AOL Time
Warner continues to evaluate the short-term and long-term effects of the euro conversion on its European operations, principally at the Publishing, Music, Networks and Filmed Entertainment segments and at AOL Europe, an equity-method investee of AOL Time Warner.

         AOL Time Warner believes that the most significant short-term impact of the euro conversion is the need to modify its accounting and information systems to handle an increasing volume of transactions during the transitional period in both the euro and sovereign currencies of the participating member countries. Based on preliminary information, costs to modify its accounting and information systems have not been, and are not expected to be, material. AOL Time Warner believes that the most significant long-term business risk of the euro conversion may be increased pricing pressures for its

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

products and services brought about by heightened consumer awareness of possible cross-border price differences. However, AOL Time Warner believes that these business risks may be offset to some extent by lower material costs, other cost savings and marketing opportunities. Notwithstanding such risks, management does not believe that the euro conversion will have a material effect on AOL Time Warner's financial position, results of operations or cash flows in future periods.

Caution Concerning Forward-Looking Statements

         The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

         AOL Time Warner operates in highly competitive, consumer driven and rapidly changing Internet, media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. AOL Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Other factors could also cause actual results to differ from those contained in the forward-looking statements, including those identified in AOL Time Warner's other filings with the SEC and the following:

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

o For AOL Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry," open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices, to function as expected and to be delivered in a timely fashion;

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

     fluctuations in spending levels by businesses and consumers; and greater than expected increases in programming or other costs.

o For AOL Time Warner's film businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; a strike by screen actors and writers; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments, such as the Internet.

o For AOL Time Warner's network businesses, greater than expected programming or production costs; a strike by television actors and writers; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

o For AOL Time Warner's music business, its ability to continue to attract and select desirable talent at manageable costs; the timely completion of albums by major artists; the popular demand for particular artists and albums; its ability to continue to enforce its intellectual property rights in digital environments; its ability to develop a successful business model applicable to a digital online environment; and the overall strength of global music sales.

o For AOL Time Warner's print media and publishing businesses, increases in paper, postal and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; the ability to continue to develop new sources of circulation; and fluctuations in spending levels by businesses and consumers.

o The risks related to the successful integration of the businesses of America Online and Time Warner, including the costs related to the integration; the failure of the Company to realize the anticipated benefits of the combination of these businesses; the difficulty the financial market may have in valuing the business model of the Company; and fluctuating market prices that could cause the value of AOL Time Warner's stock to fail to reflect the historical values of America Online's and Time Warner's stock.

         In addition, the Company's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, consequences of the euro conversion and changes in the Company's plans, strategies and intentions.

                              AOL TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               March 31,  December 31, December 31,
                                                                                 2001         2000         2000
                                                                              Historical  Pro Forma(a) Historical(a)
                                                                              ----------  ---------    ----------
ASSETS                                                                        (millions, except per share amounts)
Current assets
Cash and equivalents.......................................................  $   1,268    $   3,300     $  2,610
Short-term investments.....................................................          -          886          886
Receivables, less allowances of $1.732 billion, $1.725 billion and $97
     million...............................................................      4,957        6,033          613
Inventories................................................................      1,857        1,583           47
Prepaid expenses and other current assets..................................      1,897        1,908          515
                                                                              --------     --------      -------
Total current assets.......................................................      9,979       13,710        4,671

Noncurrent inventories and film costs......................................      7,086        6,235            -
Investments, including available-for-sale securities.......................     11,564        9,472        3,824
Property, plant and equipment..............................................     11,514       11,174        1,041
Music catalogues and copyrights............................................      2,970        2,500            -
Cable television and sports franchises.....................................     27,796       31,700            -
Brands and trademarks......................................................     10,830       10,000            -
Goodwill and other intangible assets.......................................    127,907      128,927          816
Other assets...............................................................      2,345        2,329          475
                                                                              --------     --------      -------
Total assets...............................................................   $211,991     $216,047      $10,827
                                                                              ========     ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...........................................................   $  1,855     $  2,125      $   105
Participations payable.....................................................      1,201        1,190            -
Royalties and programming costs payable....................................      1,447        1,488            -
Deferred revenue...........................................................      1,779        1,660        1,063
Debt due within one year...................................................         17           45            2
Other current liabilities..................................................      6,378        6,163        1,158
                                                                              --------     --------      -------

Total current liabilities..................................................     12,677       12,671        2,328

Long-term debt ............................................................     20,176       21,318        1,411
Deferred income taxes......................................................     13,127       15,165            -
Deferred revenue...........................................................      1,224        1,277          223
Other liabilities..........................................................      4,787        4,050           87
Minority interests.........................................................      3,475        3,364            -
Mandatorily redeemable preferred securities of a subsidiary holding
     solely debentures of a subsidiary of the Company......................          -          575            -

Shareholders' equity
Series LMCN-V Common Stock, $.01 par value, 171.2 million shares
     outstanding at March 31, 2001 and December 31, 2000 pro forma.........          2            2            -
AOL Time Warner (and America Online, as predecessor) Common Stock,
     $.01 par value, 4.127, 4.101 and 2.379 billion shares outstanding.....         41           41           24
Paid-in capital............................................................    156,018      155,796        4,966
Accumulated other comprehensive income, net................................        101           61           61
Retained earnings..........................................................        363        1,727        1,727
                                                                              --------     --------      -------

Total shareholders' equity.................................................    156,525      157,627        6,778
                                                                              --------     --------      -------

Total liabilities and shareholders' equity.................................   $211,991     $216,047      $10,827
                                                                              ========     ========      =======

-------------------
(a) AOL Time Warner's historical financial statements for the prior period represent the financial results of America Online, as predecessor to AOL Time Warner. In order to enhance comparability, pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000 (Note 1).

See accompanying notes.

                              AOL TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                 2001         2000         2000
                                                                              Historical  Pro Forma(a) Historical(a)
                                                                              ----------  ---------    ----------
                                                                              (millions, except per share amounts)
Revenues:
     Subscriptions.........................................................   $  3,857      $ 3,528      $ 1,153
     Advertising and commerce..............................................      2,053        1,865          528
     Content and other.....................................................      3,170        2,923          133
                                                                              --------      -------      -------

     Total revenues(b).....................................................      9,080        8,316        1,814
Costs of revenues(b).......................................................     (5,010)      (4,583)        (987)
Selling, general and administrative(b).....................................     (2,371)      (2,327)        (432)
Amortization of goodwill and other intangible assets.......................     (1,775)      (1,752)         (19)
Gain on sale or exchange of cable television systems.......................          -           28            -
Merger-related costs.......................................................        (71)         (46)           -
                                                                              --------      -------      -------

Operating income (loss)....................................................       (147)        (364)         376

Interest income (expense), net.............................................       (319)        (328)          58
Other income (expense), net(b).............................................       (872)        (104)         280
Minority interest..........................................................       (104)         (55)          (1)
                                                                              --------      -------      -------

Income (loss) before income taxes and cumulative effect of accounting
     change................................................................     (1,442)        (851)         713

Income tax benefit (provision).............................................         73         (161)        (280)
                                                                              --------      -------      -------

Income (loss) before cumulative effect of accounting change................     (1,369)      (1,012)         433
Cumulative effect of accounting change, net of $295 million income tax
     benefit...............................................................          -         (443)           -
                                                                              --------      -------      -------

Net income (loss)..........................................................     (1,369)      (1,455)         433
Preferred dividend requirements............................................          -           (5)           -
                                                                              --------      -------      -------

Net income (loss) applicable to common shares..............................   $ (1,369)     $(1,460)     $   433
                                                                              ========      =======      =======

Basic income (loss) per common share before cumulative effect
     of accounting change..................................................   $  (0.31)     $ (0.24)     $  0.19
Cumulative effect of accounting change.....................................           -       (0.10)           -
                                                                              --------      -------      -------
Basic net income (loss) per common share...................................   $  (0.31)     $ (0.34)     $  0.19
                                                                              ========      =======      =======

Average basic common shares................................................    4,412.7      4,250.3      2,298.0
                                                                              ========      =======      =======

Diluted income (loss) per common share before cumulative effect
     of accounting change..................................................   $  (0.31)     $ (0.24)     $  0.17
Cumulative effect of accounting change.....................................           -       (0.10)           -
                                                                              --------      -------      -------
Diluted net income (loss) per common share.................................   $  (0.31)     $ (0.34)     $  0.17
                                                                              ========      =======      =======

Average diluted common shares..............................................    4,412.7      4,250.3      2,608.0
                                                                              ========      =======      =======

-------------------
(a) AOL Time Warner's historical financial statements for prior periods represent the financial results of America Online, as predecessor to AOL Time Warner. In order to enhance comparability, pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including the reclassifications of each company's historical operating results to conform to the combined Company's financial statement presentation (Note 1).

(b) Includes the following income (expenses) resulting from transactions with related companies:

         Revenues..........................................................      $ 237        $ 109         $ 17
         Cost of revenues..................................................       (103)         (40)         (11)
         Selling, general and administrative...............................        (13)          (3)           2
         Other income (expense), net.......................................         (1)          (7)           -

See accompanying notes.

                              AOL TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Three Months Ended March 31,
                                   (Unaudited)

                                                                                 2001         2000         2000
                                                                              Historical  Pro Forma(a) Historical(a)
                                                                              ----------  ---------    ----------
                                                                              (millions, except per share amounts)
OPERATIONS
Net income (loss)..........................................................    $(1,369)     $(1,455)      $  433
Adjustments for noncash and nonoperating items:
     Cumulative effect of accounting change................................          -          443            -
     Depreciation and amortization.........................................      2,222        2,141          108
     Amortization of film costs............................................        626          500            -
     Loss on writedown of investments......................................        620            -            -
     Gain on sale of investments...........................................         (3)        (297)        (279)
     Gain on sale or exchange of cable systems and investments.............          -          (28)           -
     Equity in losses of investee companies after distributions............        221          417            -
Changes in operating assets and liabilities, net of acquisitions...........     (1,341)        (812)         216
                                                                               --------     -------       ------

Cash provided by operations................................................        976          909          478
                                                                               --------     -------       ------

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents.......................        690            -            -
Investments and acquisitions...............................................       (973)        (823)        (502)
Capital expenditures.......................................................       (906)        (741)        (197)
Investment proceeds........................................................      1,649          474          269
Other......................................................................       -             (16)         (16)
                                                                               --------     -------       ------

Cash provided (used) by investing activities...............................        460       (1,106)        (446)
                                                                               --------     -------       ------

FINANCING ACTIVITIES
Borrowings.................................................................      2,247        1,083           32
Debt repayments............................................................     (4,091)      (1,401)          (3)
Borrowings against future stock option proceeds............................          -            2            -
Redemption of mandatorily redeemable preferred securities of subsidiary....       (575)           -            -
Proceeds from exercise of stock option and dividend reimbursement plans....        277          367           77
Repurchases of common stock................................................       (615)         (65)           -
Dividends paid and partnership distributions...............................        (21)         (85)           -
Other......................................................................          -           (2)           -
                                                                               --------     -------       ------

Cash provided (used) by financing activities...............................     (2,778)        (101)         106
                                                                               --------     -------       ------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS................................     (1,342)        (298)         138

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................................      2,610        3,838        2,554
                                                                               --------     -------       ------

CASH AND EQUIVALENTS AT END OF PERIOD......................................     $1,268       $3,540       $2,692
                                                                                ======       ======       ======

-------------------
(a) AOL Time Warner's historical financial statements for prior periods represent the financial results of America Online, as predecessor to AOL Time Warner. In order to enhance comparability, pro forma financial statements for 2000, are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including the reclassifications of each company's historical operating results to conform to the combined Company's financial statement presentation (Note 1).


See accompanying notes.

                              AOL TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                               2001         2000
                                                                                            Historical   Historical
                                                                                            ----------   ----------
                                                                                                   (millions)
BALANCE AT BEGINNING OF PERIOD............................................................   $  6,778     $6,331

Issuance of common stock in connection with America Online-Time Warner merger.............    146,430          -
Reversal of America Online's deferred tax valuation allowance.............................      4,419          -
                                                                                             --------     ------

Balance at beginning of period, adjusted to give effect to the America Online-
   Time Warner merger.....................................................................    157,627      6,331

Net income (loss).........................................................................     (1,369)       433
Other comprehensive income (loss)(a)......................................................         50       (652)
                                                                                             --------     ------
Comprehensive loss........................................................................     (1,319)      (219)

Repurchases of AOL Time Warner common stock...............................................       (615)         -
Other, principally shares issued pursuant to stock option and benefit
   plans, including $555 and $272 million of tax benefit..................................        832        356
                                                                                             --------     ------

BALANCE AT END OF PERIOD..................................................................   $156,525     $6,468
                                                                                             ========     ======

-------------------
(a) 2001 includes a $384 million reduction (net of an approximate $154 million tax effect) related to the write-down of certain investments from a decline in market value determined to be other-than-temporary.




See accompanying notes.

                              AOL TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner" or the "Company") is the world's first fully integrated, Internet-powered media and communications company. AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web brands, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

         Each of the business interests within AOL, Cable, Filmed Entertainment, Networks, Music and Publishing is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading worldwide Internet services, such as the AOL and Compuserve services, leading Web brands, such as Digital City, AOL Moviefone and MapQuest, messaging services, such as ICQ and AOL Instant Messenger, and AOL music properties, such as Spinner.com, Winamp and SHOUTcast, (2) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (3) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (4) leading television networks, such as The WB Network, HBO, Cinemax, CNN, TNT and TBS Superstation,
(5) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International and (6) magazine franchises, such as Time, People and Sports Illustrated.

         Financial information for AOL Time Warner's various business segments is presented herein as an indication of financial performance (Note 10). AOL Time Warner's principal business segments generate significant cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized primarily in connection with the America Online-Time Warner merger. Noncash amortization of intangible assets recorded by AOL Time Warner's business segments amounted to $1.775 billion for the first quarter of 2001 and $1.752 billion on a pro forma basis for the first quarter of 2000 ($19 million on a historical basis).

Basis of Presentation

America Online-Time Warner Merger

         The company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. The financial results for Time Warner have been included in AOL Time Warner's results since January 1, 2001, as permitted under generally accepted accounting principles. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. A preliminary allocation of the excess of the purchase price, including transaction costs, over the book value of the net assets acquired has been made to goodwill and other intangible assets, including film and television libraries, music catalogues and music copyrights, cable television and sports franchises, and brands and trademarks. The goodwill and identified intangible assets will be amortized on a straight-line basis over the following weighted-average useful lives:

                                                            Weighted-Average
                                                               Useful Life
                                                               -----------
                                                                 (Years)
         Film and television libraries........................     17
         Music catalogues and copyrights......................     20
         Cable television and sports franchises...............     25
         Brands and trademarks................................     34
         Subscriber lists.....................................      5
         Goodwill.............................................     25

         The estimates of the fair values and weighted average useful lives of net assets acquired, identified intangibles and goodwill are based on a preliminary estimate. Additional work needs to be completed to finalize the allocation of the purchase price to net assets, identified intangibles and goodwill acquired. AOL Time Warner does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying financial statements.

         Because the Merger was not consummated on or before December 31, 2000, the accompanying consolidated financial statements and notes for 2000 reflect only the financial results of America Online, as predecessor to AOL Time Warner. However, in order to enhance comparability, pro forma consolidated financial statements are presented supplementally to illustrate the effects of the Merger on the historical financial position and operating results of America Online. The pro forma financial statements for AOL Time Warner are presented as if the Merger between America Online and Time Warner had occurred on January 1, 2000. These results also reflect reclassifications of each company's historical operating results and segment information to conform to the combined Company's financial statement presentation, as follows:

o Time Warner's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a distinct line item;

o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other income (expense), net;

o Corporate expenses have been reclassified to selling, general and administrative costs as a reduction of operating income (loss); and

o Merger-related costs have been moved from other income (expense), net, to operating income (loss).

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Investment in Time Warner Entertainment Company, L.P.

         A majority of AOL Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc. ("MediaOne"), a subsidiary of AT&T Corp.

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of America Online, predecessor to AOL Time Warner, included in AOL Time Warner's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") and the audited consolidated financial statements of Time Warner for the year ended December 31, 2000, included in AOL Time Warner's Current Report on Form 8-K/A, dated January 11, 2001 (filed February 9, 2001) (the "Time Warner 2000 Financial Statements"). Included in the Time Warner 2000 Financial Statements is a summary of significant accounting policies used in determining the financial position, cash flows and results of operations of Time Warner's business segments.

Cumulative Effect of Change in Film Accounting Principle

         In June 2000, Time Warner adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to Time Warner's previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets.

         Time Warner had adopted the provisions of SOP 00-2, retroactively to the beginning of 2000. As a result, AOL Time Warner's pro forma net loss in 2000 includes a one-time, noncash, after-tax charge of $443 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change.

Revenue Classification Changes

         In the fourth quarter of 2000, both America Online and Time Warner adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While both America Online's and Time Warner's existing revenue recognition policies

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified in the AOL, Networks and Music segments. As a result of applying the provisions of SAB 101, the Company's revenues and costs during the first quarter of 2000 were reduced by an equal amount of $91 million on a pro forma basis ($33 million on a historical basis).

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. Management does not expect the provisions of FAS 140 to have a significant effect on AOL Time Warner's consolidated financial statements.

Reclassifications

         Certain reclassifications have been made to the prior year's financial information to conform to the 2001 presentation, including reclassifications of each company's historical results as previously discussed.

2.       MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, the Company has reviewed of its operations and implemented several plans to restructure the operations of America Online and Time Warner ("restructuring plans"). As part of the restructuring plans, the Company recorded a restructuring liability of approximately $965 million during the first quarter of 2001. The restructuring liability is for costs to be incurred for exiting and consolidating activities of the Company as well as costs incurred to terminate employees throughout the Company.

         The restructuring plans include approximately $70 million, primarily related to the AOL segment, which was expensed in the first quarter of 2001 in accordance with generally accepted accounting principles and is included in "Merger-related costs" in the accompanying consolidated statement of operations. The remaining costs to be incurred in connection with the restructuring plans were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

         Of the total restructuring costs, $565 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $40 million were made in the first quarter of 2001. As of March 31, 2001, the remaining liability of approximately $525 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring charge also includes approximately $400 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company plans to consolidate certain operations and exit other under-performing operations, including the Studio Store operations included in the Filmed

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Entertainment segment and the World Championship Wrestling operations included in the Networks segment. The restructuring charge associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. As of March 31, 2001, the remaining liability of $380 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring costs recorded in the first quarter are based on the Company's restructuring plans that have been committed to by management. These restructuring plans may be broadened to include additional restructuring initiatives as management continues to evaluate the integration of the combined companies and completes its purchase price allocation.

         Selected information relating to the restructuring plans follows (in millions):

                                                   Employee          Other
                                                  Termination      Exit Costs         Total
                                                  ------------     ------------    ------------
Initial Accruals                                       $565           $400             $965

Cash paid                                               (40)           (20)             (60)
                                                     --------       --------        --------

Restructuring liability as of March 31, 2001           $525           $380             $905
                                                     ========       ========        =========

3.       SIGNIFICANT TRANSACTIONS

Investment-Related Activity

         During the first quarter of 2001, there was a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company's portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments and restricted securities. As a result, the Company has recorded a $620 million noncash pretax charge to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that had experienced other-than-temporary declines. The charge has been included in other income (expense), net, in the accompanying consolidated statement of operations.

         During the first quarter of 2000, the Company recognized pretax gains of approximately $285 million from the sale of certain investments ($275 million on a historical basis). These gains have been included in other income (expense), net, on both a historical and pro forma basis in the accompanying consolidated statement of operations.

Gain on Sale or Exchange of Cable Television Systems And Investments

         In 2000, largely in an ongoing effort to enhance its geographic clustering of cable television properties, the Company sold or exchanged various cable television systems and investments. For the three months ended March 31, 2000, the operating results of the Cable segment include net pretax gains of $28 million, on a pro forma basis.

Columbia House Investment Write-Down

         In March 2000, the proposed merger between CDNOW, Inc. and Columbia House was terminated. In connection with the termination of the merger, the risk associated with the timely execution of certain strategic alternatives for Columbia House's operations and the transformation of Columbia House's traditional business model to an online one increased. As a result, Time Warner's management concluded that the decline in Columbia House's

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

business was likely to continue through the near term. As such, the Company recorded a $220 million noncash pretax charge in the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in other income (expense), net, on a pro forma basis in the accompanying consolidated statement of operations.

4.       BERTELSMANN AG ALLIANCE

         In March 2000, America Online and Bertelsmann AG announced a global alliance to expand the distribution of Bertelsmann's media content and electronic commerce properties over America Online's interactive brands worldwide. America Online and Bertelsmann also announced an agreement to restructure their interests in the AOL Europe and AOL Australia joint ventures. This restructuring consists of a put and call arrangement under which the Company may purchase or be required to purchase, in two installments beginning in January 2002, Bertelsmann's 49.5% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion. On March 30, 2001, AOL Time Warner and Bertelsmann agreed that, if Bertelsmann exercises its put right, $2.5 billion of the consideration would be paid in cash, with the remainder payable at AOL Time Warner's option in cash, AOL Time Warner stock or a combination of cash and stock. AOL Time Warner believes it will have adequate resources from its cash reserves or from accessing its committed bank facilities, commercial paper markets or capital markets to make any payments it is required or chooses to make in cash upon exercise of a put or call right.

5.       INVESTMENT IN TWE

         TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Networks-HBO and The WB Network, and Cable businesses previously owned by subsidiaries of AOL Time Warner. AOL Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne. Certain AOL Time Warner subsidiaries are the general partners of TWE ("AOL Time Warner General Partners").

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. TWE's net loss for the three months ended March 31, 2001 reflects additional amortization generated by the intangible assets and goodwill established in connection with this allocation. TWE reported a net loss of $350 million in the first quarter of 2001 and a net loss of $866 million, including a $524 million noncash charge related to the cumulative effect of an accounting change, on a pro forma basis in the first quarter of 2000 ($300 million net loss on a historical basis). Because of the priority rights over allocations of income and distributions of TWE held by the AOL Time Warner General Partners, $344 million of TWE's loss for the three months ended March 31, 2001 was allocated to AOL Time Warner and $6 million was allocated to MediaOne. For the three months ended March 31, 2000, all of TWE's net loss of $300 million was allocated to AOL Time Warner and none was allocated to MediaOne.

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

6.       INVENTORIES

         Inventories and film costs consist of:

                                                                 March 31, 2001   December 31, 2000
                                                                 --------------   -----------------
                                                                   Historical         Pro Forma
                                                                   ----------         ---------
                                                                            (millions)
Programming costs, less amortization..............................   $2,396           $2,097
Magazines, books, recorded music and other merchandise............      614              614
Film costs-Theatrical:
     Released, less amortization..................................      828              916
     Completed and not released...................................      374              242
     In production................................................      708              776
     Development and pre-production...............................       77               91
Film costs-Television:
     Released, less amortization..................................      247              220
     Completed and not released...................................      159              196
     In production................................................       39               76
     Development and pre-production...............................        5                5

Film costs-Library, less amortization.............................    3,496            2,585
                                                                     ------           ------

Total inventories and film costs..................................    8,943            7,818
Less current portion of inventory.................................    1,857            1,583
                                                                     ------           ------

Total noncurrent inventories and film costs.......................   $7,086           $6,235
                                                                     ======           ======

         At December 31, 2000, on a historical basis, AOL Time Warner had current inventory of $47 million.

7.       LONG-TERM DEBT

$10 Billion Shelf Registration Statement

         In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allows AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. Proceeds from any offerings will be used for general corporate purposes, including investments, capital expenditures, repayment of debt and financing acquisitions. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. The net proceeds to the Company were $3.964 billion and were used primarily to pay down bank debt. These securities are guaranteed on an unsecured basis by each of America Online and Time Warner. In addition, Time Warner Companies, Inc. ("TW Companies") and Turner Broadcasting System, Inc. ("TBS") have guaranteed, on an unsecured basis, Time Warner's guarantee of the securities.

$5 Billion Commercial Paper Program and Senior Unsecured Revolving
Credit Facility

         In April 2001, AOL Time Warner established a $5 billion commercial paper program which is backed by a $5 billion 364-day senior unsecured revolving credit facility (the "revolving credit facility"), borrowings under which may be repaid for a period up to two years following the initial term. The program will allow AOL Time Warner to issue commercial paper to investors from time to time in maturities of up to 365 days. Proceeds from the commercial paper offerings will be used for general corporate purposes including investments, capital expenditures, repayment of debt and financing acquisitions. The revolving credit facility is available to support the commercial paper program and for general corporate purposes. Borrowings under the $5 billion commercial paper program and the revolving credit facility

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

are guaranteed on an unsecured basis, directly or indirectly, by each of America Online, Time Warner, TW Companies and TBS.

Cross Guarantees of Bank and Public Debt

         During 2001, in connection with the Merger, America Online and AOL Time Warner were added as guarantors to (i) borrowings drawn against the Company's $7.5 billion revolving credit facility by Time Warner and a number of its consolidated subsidiaries, consisting of TW Companies, TWI Cable Inc. and TBS and (ii) the public debt of Time Warner, TW Companies and TBS. In addition, AOL Time Warner, Time Warner, TW Companies and TBS were added as guarantors to America Online's zero-coupon convertible subordinated notes.

8.       MANDATORILY REDEEMABLE PREFERRED SECURITIES

         In 1995, the Company, through TW Companies, issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("Preferred Trust Securities") for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that was the obligor on the Preferred Trust Securities were $592 million principal amount of 8 7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions were payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities were mandatorily redeemable for cash on December 31, 2025, and TW Companies had the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances.

         On February 13, 2001, TW Companies redeemed all 23 million shares of the Preferred Trust Securities. The redemption price was $25 per security, plus accrued and unpaid distributions thereon equal to $0.265 per security. The total redemption price of $581 million was funded with borrowings under the Company's $7.5 billion revolving credit facility.

9.       SHAREHOLDERS' EQUITY

Common Stock Repurchase Program

         In January 2001, AOL Time Warner's Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. During the first quarter of 2001, the Company repurchased 14.1 million shares at an aggregate cost of $615 million.

Income (Loss) Per Common Share Before Cumulative Effect of Accounting Change

         Set forth below is a reconciliation of basic and diluted income (loss) per common share before the cumulative effect of an accounting change for each period.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                          2001          2000         2000
                                                                      Historical(a)  Pro Forma(a)  Historical(a)
                                                                      ----------     ---------     ----------
                                                                      (millions, except per share amounts)
Income (loss) applicable to common shares before
     cumulative effect of accounting change - basic....................  $ (1,369)   $ (1,017)     $    433
Interest savings, net of tax(b)........................................         -           -             2
                                                                         --------    --------      --------
Income (loss) applicable to common shares before
     cumulative effect of accounting change - diluted..................  $ (1,369)   $ (1,017)     $    435
                                                                         ========    ========      ========

Average number of common shares outstanding - basic....................   4,412.7     4,250.3       2,298.0
Dilutive effect of stock options.......................................         -           -         272.0
Dilutive effect of convertible debt....................................         -           -          38.0
                                                                         --------    --------      --------
Average number of common shares outstanding - diluted..................   4,412.7     4,250.3       2,608.0
                                                                         ========    ========      ========

Income (loss) per common share before cumulative
    effect of accounting change:
     Basic.............................................................  $  (0.31)   $  (0.24)     $   0.19
                                                                         ========    ========      ========
     Diluted...........................................................  $  (0.31)   $  (0.24)     $   0.17
                                                                         ========    ========      ========

---------------
(a) In determining the average number of common shares outstanding on a dilutive basis ("dilutive shares"), consideration is given to the potentially dilutive effect of stock options, convertible debt and convertible preferred stock ("common stock equivalents"). To the extent the impact of any such common stock equivalents is antidilutive, they are excluded from the calculation of dilutive shares. For the three months ended March 31, 2001 and on a pro forma basis in 2000, the dilutive shares excluded aggregate incremental shares related to these common stock equivalents of approximately 193 million and 366 million (approximately 25 million on a historical basis in 2000), respectively.

(b) Reflects the savings associated with reduced interest expense that would be forfeited if the convertible debt was converted to equity.

10.      SEGMENT INFORMATION

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

         Information as to the operations of AOL Time Warner in different business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets ("EBITDA").

         Prior to the Merger, America Online, predecessor to AOL Time Warner, classified its business interests into two reportable segments, the Interactive Services Group and the Netscape Enterprise Group. As a result of the Merger, and the addition of Time Warner's business interests, AOL Time Warner management assessed the manner in which financial information is reviewed in making operating decisions and assessing performance, and concluded that America Online would be treated as one separate and distinct reportable segment. In accordance with Financial Accounting Standards Board No. 131, "Disclosures About Segments of an Enterprise and Related Information," AOL Time Warner has reclassified its 2000 historical segment presentation to reflect America Online as one reportable segment. In order to enhance comparability, supplemental pro forma operating results for 2000 have been presented as if the Merger had occurred at the beginning of the year.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

         The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the 2000 Form 10-K (for America Online business interests) and under Note 1 in the Time Warner 2000 Financial Statements (for Time Warner's business interests). Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                        Three Months
                                                       Ended March 31,
                                                   ----------------------
                                                      2001       2000(a)
                                                   Historical   Pro Forma
                                                   ----------   ---------
                                                         (millions)
Revenues
AOL...............................................   $2,125      $1,814
Cable.............................................    1,625       1,447
Filmed Entertainment..............................    2,212       1,896
Networks..........................................    1,699       1,610
Music.............................................      881         934
Publishing........................................      966         939
Intersegment elimination..........................     (428)       (324)
                                                     ------      ------

Total business segment revenues...................   $9,080      $8,316
                                                     ======      ======

-------------------
(a) 2001 revenues reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma revenues for 2000 are provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical revenues for the three months ended March 31, 2000 were $1.814 billion.

                                                               Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                             2001       2000(a)
                                                          Historical   Pro Forma
                                                          ----------   ---------
                                                                (millions)
EBITDA(b)
AOL  ....................................................  $  684       $  506
Cable(c).................................................     768          694
Filmed Entertainment.....................................     113          185
Networks.................................................     449          335
Music....................................................      94          101
Publishing...............................................     113           94
Corporate................................................     (74)         (84)
Merger-related costs.....................................     (71)         (46)
Intersegment elimination.................................      (1)          (8)
                                                           ------       ------

Total business segment EBITDA............................  $2,075       $1,777
                                                           ======       ======

---------------
(a) 2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical EBITDA for the three months ended March 31, 2000, which includes certain corporate-related expenses, was $484 million.

(b) EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, AOL Time Warner's operating loss was $147 million in 2001 and $364 million on a pro forma basis in 2000 (operating income of $376 million on a historical basis).

(c) Includes pretax gains of approximately $28 million in 2000 relating to the sale or exchange of certain cable television systems and investments.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                             2001       2000(a)
                                                          Historical   Pro Forma
                                                          ----------   ---------
                                                                (millions)
Depreciation of Property, Plant and Equipment
AOL...............................................          $101        $ 89
Cable.............................................           242         199
Filmed Entertainment..............................            22          25
Networks..........................................            39          33
Music.............................................            22          20
Publishing........................................            16          18
Corporate.........................................             5           5
                                                            ----        ----

Total business segment depreciation...............          $447        $389
                                                            ====        ====

-------------------
(a) 2001 depreciation reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma depreciation for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical deprecation for the three months ended March 31, 2000 was $89 million.

                                                               Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                             2001       2000(a)
                                                          Historical   Pro Forma
                                                          ----------   ---------
                                                                (millions)
Amortization of Intangible Assets(b)
AOL......................................................   $   35      $   19
Cable....................................................      626         664
Filmed Entertainment.....................................      118         130
Networks.................................................      474         487
Music....................................................      206         180
Publishing...............................................      233         205
Corporate................................................       83          67
                                                            ------      ------

Total business segment amortization......................   $1,775      $1,752
                                                            ======      ======

-------------------
(a) 2001 amortization reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma amortization for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical amortization for the three months ended March 31, 2000 was $19 million.

(b) Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the $147 billion acquisition of Time Warner in 2001.

         On a historical basis, AOL Time Warner's assets represent those of America Online, as predecessor to AOL Time Warner, and were $10.827 billion at December 31, 2000, including approximately $4.2 billion of corporate-related assets such as cash and liquid investments. Due to the consummation of the Merger and the allocation of the $147 billion cost to acquire Time Warner to the underlying net assets of Time Warner based on their respective fair values, AOL Time Warner's assets have significantly increased since December 31, 2000. Any excess of the purchase price over estimated fair value of the net assets acquired was recorded as goodwill and allocated among AOL Time Warner's business segments. AOL Time Warner's assets by business segment, compared to the pro forma assets as of December 31, 2000 as if the Merger had occurred at the beginning of 2000, are as follows:

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                    March 31,   December 31,
                                                      2001         2000
                                                   Historical   Pro Forma
                                                   ----------   ---------
                                                         (millions)
Assets
AOL............................................... $  6,500    $  6,647
Cable.............................................   73,001      77,217
Filmed Entertainment..............................   18,167      18,791
Networks..........................................   52,845      54,152
Music.............................................   19,300      18,171
Publishing........................................   27,517      25,130
Corporate.........................................   14,661      15,939
                                                   --------    --------

Total business segment assets..................... $211,991    $216,047
                                                   ========    ========

11.      COMMITMENTS AND CONTINGENCIES

         America Online has been named as defendant in several putative class action lawsuits brought by consumers and Internet service providers, alleging certain injuries to have been caused by installation of AOL versions 5.0 and 6.0 software. These cases are in preliminary stages, but the Company believes that they are without merit and intends to defend them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given their current status.

         The Department of Labor has commenced an investigation into the applicability of the Fair Labor Standards Act ("FLSA") to America Online's Community Leader program. In addition, a putative class of former and current Community Leader volunteers has brought a lawsuit against America Online alleging violations of the FLSA and comparable state statutes. The Company believes that America Online's actions concerning the Community Leader program comply with the law and that the investigation and the private lawsuit by the purported class of volunteers are without merit. The Company intends to defend both the investigation and the lawsuit vigorously, but the Company is unable at this time to predict the outcome of the investigation or the litigation, or reasonably estimate a range of possible loss given their current status.

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which has not yet been filed by TWE.

         The Company is subject to a number of state and federal class action lawsuits as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. Although the Company believes that, as to each of these actions, the cases have no merit, adverse jury verdicts could result in a material loss to the Company. The Company is unable to predict the outcomes of the litigation and cannot reasonably estimate a range of possible loss given the current status of the cases. Two competition investigations also are currently pending in Europe. The Company is cooperating in these investigations, but is unable to predict their outcomes given their current status.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

         The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results.

12.      ADDITIONAL FINANCIAL INFORMATION

Cash Flows

         Additional financial information with respect to cash flows is as follows:

                                                                Three Months Ended March 31,
                                                            ------------------------------------
                                                               2001         2000         2000
                                                            Historical    Pro Forma   Historical
                                                            ----------    ---------   ----------
                                                                         (millions)
         Cash payments made for interest...................    $460         $473         $  2
         Interest income received..........................      69           85           71
         Cash payments made for income taxes...............     132          112            -
         Income tax refunds received.......................      10           12            -

Other Income (Expense), Net

         Other income (expense), net, consists of:

                                                                Three Months Ended March 31,
                                                            ------------------------------------
                                                               2001         2000         2000
                                                            Historical    Pro Forma   Historical
                                                            ----------    ---------   ----------
                                                                         (millions)
         Write-down of investments..........................   $(620)       $   -         $  -
         Write-down of investment in Columbia House.........       -         (220)           -
         Gains on sale of certain investments...............       -          285          275
         Other investment-related activity, principally
              net losses of equity investees(a).............    (224)        (128)           4
         Losses on asset securitization programs............     (20)         (25)           -
         Miscellaneous......................................      (8)         (16)           1
                                                               -----        -----         ----
         Total other income (expense), net..................   $(872)       $(104)        $280
                                                               =====        =====         ====

---------------
(a) Includes approximately $143 million in 2001 and $98 million on a pro forma basis in 2000 of amortization of goodwill associated with certain investments accounted for using the equity-method of accounting, primarily related to the Merger.


Other Current Liabilities

         Other current liabilities consist of:

                                                    March 31,   December 31,  December 31,
                                                      2001         2000          2000
                                                   Historical    Pro Forma    Historical
                                                   ----------    ---------    ----------
                                                                (millions)
         Accrued expenses.........................  $5,547       $4,936        $1,047
         Accrued compensation.....................     735        1,085           111
         Accrued income taxes.....................      96          142             -
                                                    ------       ------        ------
         Total....................................  $6,378       $6,163        $1,158
                                                    ======       ======        ======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (Unaudited)

         America Online, Inc. ("America Online"), Time Warner Inc. ("Time Warner"), Time Warner Companies, Inc. ("TW Companies") and Turner Broadcasting System, Inc. ("TBS" and, together with America Online, Time Warner and TW Companies, the "Guarantor Subsidiaries") are wholly owned subsidiaries of AOL Time Warner Inc. ("AOL Time Warner"). AOL Time Warner, America Online, Time Warner, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of AOL Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company's public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) America Online, Time Warner, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of AOL Time Warner and (iii) the eliminations necessary to arrive at the information for AOL Time Warner on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of AOL Time Warner.


                      Consolidating Statement of Operations
                    For The Three Months Ended March 31, 2001

                                               AOL                                      Non-                    AOL Time
                                              Time   America   Time     TW          Guarantor                    Warner
                                             Warner  Online   Warner Companies TBS Subsidiaries  Eliminations  Consolidated
                                             ------  ------   ------ --------- --- ------------  ------------  ------------
                                                                    (millions)
Revenues....................................$     -  $ 1,626  $     -  $   -  $ 197  $ 7,285       $  (28)      $ 9,080
                                            -------  -------  -------  -----  -----  -------       ------       -------

Cost of revenues............................      -     (882)       -      -    (63)  (4,093)          28        (5,010)
Selling, general and administrative.........     (8)    (390)      (8)    (4)   (44)  (1,917)           -        (2,371)
Amortization of goodwill and other
   intangible assets........................    (83)      (5)       -      -    (56)  (1,631)           -        (1,775)
Merger-related costs........................      -      (67)       -      -      -       (4)           -           (71)
                                            -------  -------  -------  -----  -----  -------       ------       -------

Operating income (loss).....................    (91)     282       (8)    (4)    34     (360)           -          (147)

Equity in pretax income of consolidated
   subsidiaries............................. (1,350)     173   (1,197)  (814)  (205)       -        3,393             -
Interest income (expense), net..............      1       41      (21)  (129)   (48)    (163)           -          (319)
Other expense, net..........................     (2)    (598)     (28)   (24)    (5)    (215)           -          (872)
Minority interest...........................      -        -        6      -      -     (110)           -          (104)
                                            -------  -------  -------  -----  -----   ------       ------       -------

Loss before income taxes.................... (1,442)    (102)  (1,248)  (971)  (224)    (848)       3,393        (1,442)
Income tax benefit (provision)..............     73       44       (8)    (9)   (48)    (168)         189            73
                                            -------  -------  ------- ------  -----   ------       ------       -------

Net loss....................................$(1,369) $   (58) $(1,256) $(980) $(272) $(1,016)      $3,582       $(1,369)
                                            =======  =======  =======  =====  =====  =======       ======       =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                      Consolidating Statement of Operations
                    For The Three Months Ended March 31, 2000

                                               America
                                                Online
                                             (predecessor                              Non-                     AOL Time
                                                to AOL     Time      TW             Guarantor                    Warner
                                             Time Warner) Warner  Companies  TBS  Subsidiaries  Eliminations  Consolidated
                                             -----------  ------  ---------  ---  ------------  ------------  ------------
                                                                       (millions)
Revenues........................................$1,425    $    -   $    -   $    -    $ 389       $    -       $1,814
                                                ------    ------   ------   ------    -----       ------       ------

Cost of revenues................................  (803)        -        -        -     (184)           -         (987)
Selling, general and administrative.............  (328)        -        -        -     (104)           -         (432)
Amortization of goodwill and other
   intangible assets............................     -         -        -        -      (19)           -          (19)
                                                ------    ------   ------   ------    -----       ------       ------

Operating income................................   294         -        -        -       82            -          376
Equity in pretax income of consolidated
   subsidiaries.................................    83         -        -        -        -          (83)           -
Interest income, net............................     -         -        -        -       58            -           58
Other income (expense), net.....................   336         -        -        -      (56)           -          280
Minority interest...............................     -         -        -        -       (1)           -           (1)
                                                ------    ------   ------   ------    -----       ------       ------

Income before income taxes......................   713         -        -        -       83          (83)         713
Income tax provision............................  (280)        -        -        -        -            -         (280)
                                                ------    ------   ------   ------    -----       ------       ------

Net income......................................$  433    $    -   $    -   $    -    $  83       $  (83)      $  433
                                                ======    ======   ======   ======    =====       ======       ======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                           Consolidating Balance Sheet
                                 March 31, 2001

                                           AOL                                           Non-                      AOL Time
                                          Time   America    Time      TW              Guarantor                     Warner
                                         Warner  Online    Warner  Companies    TBS  Subsidiaries  Eliminations  Consolidated
                                         ------  ------    ------  ---------    ---  ------------  ------------  ------------
                                                                    (millions)
ASSETS
Current assets
Cash and equivalents....................$    261  $  123  $      -  $    274  $    39  $    773      $   (202)    $  1,268
Receivables, net........................      11     379        17        20       97     4,433              -       4,957
Inventories.............................       -       -         -         -      108     1,749              -       1,857
Prepaid expenses and other current
   assets...............................      24     277         -         -        8     1,588              -       1,897
                                        --------  ------  --------  --------  -------  --------      ---------    --------

Total current assets....................     296     779        17       294      252     8,543           (202)      9,979

Noncurrent inventories and film costs...       -       -         -         -      275     6,811              -       7,086
Investments in amounts due to and
   from consolidated subsidiaries....... 161,287   1,726   179,626   139,884   37,527         -      $(520,050)          -
Investments, including available-
   for-sale securities..................       -   2,847      (547)      657       24     8,583              -      11,564
Property, plant and equipment...........      27     867         6         -       82    10,532              -      11,514
Music catalogues and copyrights.........       -       -         -         -        -     2,970              -       2,970
Cable television and sports franchises..       -       -         -         -        -    27,796              -      27,796
Brands and trademarks...................       -       -         -         -      655    10,175              -      10,830
Goodwill and other intangible assets....   8,483     357       (40)        -    7,057   112,050              -     127,907
Other assets............................      28      32       137        62       74     2,012              -       2,345
                                        --------  ------  --------  --------  -------  --------      ---------    --------

Total assets............................$170,121  $6,608  $179,199  $140,897  $45,946  $189,472      $(520,252)   $211,991
                                        ========  ======  ========  ========  =======  ========      =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable........................$      2  $  171  $     15  $      -  $    36  $  1,631      $       -    $  1,855
Participations payable..................       -       -         -         -        -     1,201              -       1,201
Royalties and programming costs payable.       -       -         -         -       12     1,435              -       1,447
Deferred revenue........................       -     923         -         -        -       856              -       1,779
Debt due within one year................       -       -         -         -        -        17              -          17
Other current liabilities...............     433   1,081         97       104      360    4,222             81       6,378
                                        --------  ------   --------  --------  ------- --------      ---------    --------

Total current liabilities...............     435   2,175       112       104      408     9,362             81      12,677

Long-term debt..........................       -   1,420     2,842     6,745      793     8,578           (202)     20,176
Debt due to affiliates..................       -       -         -         -    1,647       158         (1,805)          -
Deferred income taxes...................  13,127  (4,538)   17,665    15,343    2,402    17,745        (48,617)     13,127
Deferred revenue........................       -     253         -         -        -       971              -       1,224
Other liabilities.......................      33       3       560       (43)     186     4,048              -       4,787
Minority interests......................       -       -        (6)        -        -     3,481              -       3,475

Shareholders' equity
Due (to) from AOL Time Warner and
   subsidiaries.........................       -     460     6,217       632   (1,227)  (13,819)         7,737           -
Other shareholders' equity.............. 156,526   6,835   151,809   118,116   41,737   158,948       (477,446)    156,525
                                        --------  ------  --------  --------  -------  --------      ---------    --------

Total shareholders' equity.............. 156,526   7,295   158,026   118,748   40,510   145,129       (469,709)    156,525
                                        --------  ------  --------  --------  -------  --------      ---------    --------

Total liabilities and shareholders'
   equity...............................$170,121  $6,608  $179,199  $140,897  $45,946  $189,472      $(520,252)   $211,991
                                        ========  ======  ========  ========  =======  ========      =========    ========

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                           Consolidating Balance Sheet
                                December 31, 2000

                                               America
                                                Online
                                             (predecessor                              Non-                     AOL Time
                                                to AOL     Time      TW             Guarantor                    Warner
                                             Time Warner) Warner  Companies  TBS  Subsidiaries  Eliminations  Consolidated
                                             -----------  ------  ---------  ---  ------------  ------------  ------------
                                                                       (millions)
ASSETS
Current assets
Cash and equivalents...........................$ 2,530     $  -     $  -     $  -    $   80       $     -       $ 2,610
Short-term investments.........................    880        -        -        -         6             -           886
Receivables, net...............................    455        -        -        -       158             -           613
Inventories....................................      -        -        -        -        47             -            47
Prepaid expenses and other current assets......    375        -        -        -       140             -           515
                                               -------     ----     ----     ----    ------       -------       -------

Total current assets...........................  4,240        -        -        -       431             -         4,671

Investments in amounts due to and from
   consolidated subsidiaries...................  1,511        -        -        -         -        (1,511)            -
Investments, including available-
   for-sale securities.........................  3,734        -        -        -        90             -         3,824
Property, plant and equipment..................    866        -        -        -       175             -         1,041
Goodwill and other intangible assets...........    169        -        -        -       647             -           816
Other assets...................................    190        -        -        -       285             -           475
                                               -------     ----     ----     ----    ------       -------       -------

Total assets...................................$10,710     $  -     $  -     $  -    $1,628       $(1,511)      $10,827
                                               =======     ====     ====     ====    ======       =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...............................$    46     $  -     $  -     $  -    $   59       $     -       $   105
Deferred revenue...............................    909        -        -        -       154             -         1,063
Debt due within one year.......................      2        -        -        -         -             -             2
Other current liabilities......................  1,029        -        -        -       129             -         1,158
                                               -------     ----     ----     ----    ------       -------       -------

Total current liabilities......................  1,986        -        -        -       342             -         2,328
Long-term debt ................................  1,411        -        -        -         -             -         1,411
Deferred revenue...............................    223        -        -        -         -             -           223
Other liabilities..............................     82        -        -        -         5             -            87
Minority interests.............................      -        -        -        -         -             -             -

Shareholders' equity
Due from AOL Time Warner subsidiaries..........    296        -        -        -      (296)                -         -
Other shareholders' equity.....................  6,712        -        -        -     1,577        (1,511)        6,778
                                               -------     ----     ----     ----    ------       -------       -------

Total shareholders' equity.....................  7,008        -        -        -     1,281        (1,511)        6,778
                                               -------     ----     ----     ----    ------       -------       -------

Total liabilities and shareholders' equity.....$10,710     $  -     $  -     $  -    $1,628       $(1,511)      $10,827
                                               =======     ====     ====     ====    ======       =======       =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                      Consolidating Statement of Cash Flows
                    For The Three Months Ended March 31, 2001

                                           AOL                                        Non-                      AOL Time
                                          Time   America   Time      TW            Guarantor                     Warner
                                         Warner  Online   Warner  Companies  TBS  Subsidiaries  Eliminations  Consolidated
                                         ------  ------   ------  ---------  ---  ------------  ------------  ------------
                                                                    (millions)
OPERATIONS
Net loss................................$(1,369) $   (58) $(1,256) $  (980) $(272)  $(1,016)      $ 3,582       $(1,369)
Adjustments for noncash and
 nonoperating items:
   Depreciation and amortization........     84       86        -        -     57     1,995             -         2,222
   Amortization of film costs...........      -        -        -        -      -       626             -           626
   Loss on writedown of investments.....      -      587        -        -      -        33             -           620
   Gain on sale of investments..........      -       (3)       -        -      -         -             -            (3)
   Excess (deficiency) of distributions
      over equity in pretax income of
      consolidated subsidiaries.........    234   (4,225)  (1,936)   1,048   (136)        -         5,015             -
   Equity in losses of other investee
      companies after distributions.....      -        6        -       14      -       201             -           221
Changes in operating assets and
   liabilities, net of acquisitions.....  2,871    4,090     (622)  (3,511)   129     2,973        (7,271)       (1,341)
                                        -------  -------  -------  -------  -----   -------       -------       -------

Cash provided (used) by operations......  1,820      483   (3,814)  (3,429)  (222)    4,812         1,326           976
                                        -------  -------  -------  -------  -----   -------       -------       -------

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash
   and equivalents......................      -        -       (1)     198     40       453             -           690
Investments and acquisitions............      -     (257)       -        -      -      (716)            -          (973)
Advances to parents and
   consolidated subsidiaries............      -        -        -   (1,680)     -    (1,444)        3,124             -
Capital expenditures....................      -     (124)       -        -    (12)     (770)            -          (906)
Investment proceeds.....................      -    1,609        -        -     -         40             -         1,649
                                        -------  -------  -------  -------  -----   -------       -------       -------

Cash provided (used) by investing
   activities...........................      -    1,228       (1)  (1,482)    28    (2,437)        3,124           460
                                        -------  -------  -------  -------  -----   -------       -------       -------

FINANCING ACTIVITIES
Borrowings..............................      -        -    1,380        -      -       867             -         2,247
Debt repayments.........................      -        -        -      (25)     -    (4,066)            -        (4,091)
Change in due to/from parent............ (1,221)  (4,118)   2,439    5,210    233     2,109        (4,652)            -
Redemption of mandatorily redeemable
   preferred securities of subsidiary...      -        -        -        -      -      (575)            -          (575)
Proceeds from exercise of stock option
   and dividend reimbursement plans.....    277        -        -        -      -         -             -           277
Repurchases of common stock.............   (615)       -        -        -      -         -             -          (615)
Dividends paid and partnership
   distributions........................      -        -       (4)       -      -       (17)            -           (21)
                                        -------  -------  -------  -------  -----   -------       -------       -------

Cash provided (used) by financing
   activities........................... (1,559)  (4,118)   3,815    5,185    233    (1,682)       (4,652)       (2,778)
                                        -------  -------  -------  -------  -----   -------       -------       -------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS..........................    261   (2,407)       -      274     39       693          (202)       (1,342)

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD..................      -    2,530        -        -      -        80             -         2,610
                                        -------  -------  -------  -------  -----   -------       -------       -------

CASH AND EQUIVALENTS AT END
   OF PERIOD............................$   261  $   123  $     -  $   274  $  39   $   773       $  (202)      $ 1,268
                                        =======  =======  =======  =======  =====   =======       =======       =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                      Consolidating Statement of Cash Flows
                    For The Three Months Ended March 31, 2000

                                                 America
                                                  Online
                                               (predecessor                              Non-                     AOL Time
                                                  to AOL     Time      TW             Guarantor                    Warner
                                               Time Warner) Warner  Companies  TBS  Subsidiaries  Eliminations  Consolidated
                                               -----------  ------  ---------  ---  ------------  ------------  ------------
                                                                       (millions)
OPERATIONS
Net income........................................$  433     $  -     $  -     $  -     $ 83         $(83)         $  433
Adjustments for noncash and nonoperating items:
   Depreciation and amortization..................    57        -        -        -       51            -             108
   Gain on sale of investments....................  (194)       -        -        -      (85)           -            (279)
   Equity in losses of other investee companies
      after distributions.........................   (82)       -        -        -       82            -               -
Changes in operating assets and liabilities,
   net of acquisitions............................   167        -        -        -       49            -             216
                                                  ------     ----     ----     ----     ----         ----          ------

Cash provided (used) by operations................   381        -        -        -      180          (83)            478
                                                  ------     ----     ----     ----     ----         ----          ------

INVESTING ACTIVITIES
Investments and acquisitions......................  (466)       -        -        -      (36)           -            (502)
Capital expenditures..............................  (183)       -        -        -      (14)           -            (197)
Investment proceeds...............................   210        -        -        -       59            -             269
Other.............................................    (9)       -        -        -       (7)           -             (16)
                                                  ------     ----     ----     ----     ----         ----          ------

Cash provided (used) by investing activities......  (448)       -        -        -        2            -            (446)
                                                  ------     ----     ----     ----     ----         ----          ------

FINANCING ACTIVITIES
Borrowings........................................    34        -        -        -       (2)           -              32
Debt repayments...................................    (3)       -        -        -        -            -              (3)
Proceeds from exercise of stock option and
   dividend reimbursement plans...................    74        -        -        -        3            -              77
                                                  ------     ----     ----     ----     ----         ----          ------

Cash provided (used) by financing activities......   105        -        -        -        1            -             106
                                                  ------     ----     ----     ----     ----         ----          ------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS....................................    38        -        -        -      183          (83)            138

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD............................ 2,393        -        -        -      161            -           2,554
                                                  ------     ----     ----     ----     ----         ----          ------

CASH AND EQUIVALENTS AT END
   OF PERIOD......................................$2,431     $  -     $  -     $  -     $344         $(83)         $2,692
                                                  ======     ====     ====     ====     ====         ====          ======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         A majority of AOL Time Warner's interests in filmed entertainment, television production and cable television systems, and a portion of its interests in cable television and broadcast network programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. ("AT&T").

         As part of the integration of TWE's businesses into AOL Time Warner's operating structure, management is pursuing various initiatives to enhance efficiencies. Such initiatives, some of which have already been implemented, include the consolidation of certain duplicative administrative and operational functions and the restructuring of certain under-performing assets. For additional information on the Merger and TWE's restructuring initiatives, see Notes 1 and 2, respectively, to the accompanying consolidated financial statements.

         TWE classifies its business interests into three fundamental areas:
Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming. TWE also manages the cable properties owned by AOL Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

         AOL Time Warner and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to AOL Time Warner and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between AOL Time Warner and AT&T regarding AT&T's interest in TWE continued. AT&T, AOL Time Warner and TWE have now recommended the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

Use of EBITDA

         TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets ("EBITDA"). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.


Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

         The Merger was accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair values of the net assets acquired was recorded as goodwill.

         As a result of the Merger and the application of the purchase method of accounting, the accompanying historical operating results and financial condition are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000. These results also reflect reclassifications of historical operating results and segment information to conform to AOL Time Warner's financial statement presentation, as follows:

o TWE's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a distinct line item;

o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other income (expense), net; and

o Corporate expenses have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

Other Significant Transactions and Nonrecurring Items

         As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in 2000. The operating results for the first three months of 2000, on both a historical and pro forma basis, included (i) a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags Entertainment Corporation and (ii) a noncash charge of $524 million reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of significant nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

RESULTS OF OPERATIONS

Consolidated Results

         TWE had revenues of $3.542 billion and a net loss of $350 million for the three months ended March 31, 2001, compared to revenues of $3.311 billion on both a pro forma and historical basis and a loss before the cumulative effect of an accounting change of $342 million on a pro forma basis (income before the cumulative effect of an accounting change of $224 million on a historical basis) for the three months ended March 31, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the first quarter of 2000, on both a pro forma and historical basis, has been affected by certain significant, nonrecurring items aggregating approximately $514 million of net pretax losses.

         Revenues. TWE's revenues increased to $3.542 billion in 2001, compared to $3.311 billion in 2000. This increase was driven by an increase in subscription revenues of 11% to $1.771 billion, an increase in advertising and commerce revenues of 5% to $299 million and an increase in content and other revenues of 3% to $1.472 billion. This compares to $1.594 billion, $284 million and $1.433 billion, respectively, for the three months ended March 31, 2000 on a pro forma basis.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and advertising rate increases at The WB Network. The increase in content and other revenues was principally due to increased distribution of theatrical content at the Filmed Entertainment segment.

         Net Loss. TWE's net loss decreased to $350 million in 2001, compared to $866 million on a pro forma basis in 2000. Excluding the effect of the nonrecurring items referred to earlier, TWE's net loss decreased marginally to $350 million in 2001 from $353 million on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA and lower amortization expense, offset in part by increases in depreciation expense, minority interest and interest expense.

         Depreciation and Amortization. Depreciation and amortization increased to $898 million in 2001 from $912 million on a pro forma basis in 2000. This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment, offset in part by a decrease in amortization.

         Interest Expense, Net. Interest expense increased to $153 million in 2001, compared to $138 million in 2000, principally as a result of higher outstanding debt levels.

         Other Expense, Net. Other expense, net, increased to $40 million of expense in 2001, compared to $37 million of expense on a pro forma basis in 2000. Other expense, net, increased primarily due to higher losses from certain investments accounted for under the equity method of accounting.

         Minority Interest. Minority interest expense increased to $103 million in 2001, compared to $40 million in 2000. Minority interest expense increased principally due to pretax gains in 2001 on the exchange of various cable television systems at an equity investee of the TWE-Advance/Newhouse Partnership ("TWE-A/N") attributable to the minority owners of TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $32 million in 2001 and $36 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Revenues and EBITDA are as follows:

                                                              Three Months Ended March 31,
                                                     -----------------------------------------------
                                                            Revenues                  EBITDA
                                                     ----------------------  -----------------------
                                                        2001        2000        2001        2000(a)
                                                     Historical   Pro Forma  Historical    Pro Forma
                                                     ----------   ---------  ----------    ---------
                                                                           (millions)
Cable............................................... $1,387      $1,231       $ 661        $ 579
Filmed Entertainment-Warner Bros....................  1,603       1,568         100          144
Networks............................................    724         656         158          103
Corporate...........................................      -           -         (19)         (19)
Intersegment elimination............................   (172)       (144)          -            -
                                                     ------      ------       -----        -----

Total revenues and EBITDA........................... $3,542      $3,311       $ 900        $ 807

Depreciation and amortization.......................      -           -        (922)        (898)
                                                     ------      ------       -----        -----

Total revenues and operating loss................... $3,542      $3,311       $ (22)       $ (91)
                                                     ======      ======       =====        =====

-------------------
(a) 2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation. TWE's historical EBITDA and operating income for the three months ended March 31, 2000 were $810 million and $453 million, respectively.

         Cable. Revenues increased to $1.387 billion in 2001, compared to $1.231 billion in 2000. EBITDA increased to $661 million in 2001 from $579 million on a pro forma basis in 2000. Revenues increased due to a 12% increase in subscription revenues and an 18% increase in advertising and commerce revenues. The increase in subscription revenues was due to an increase in basic cable rates, an increase in basic cable subscribers, an increase in digital cable subscribers and an increase in subscribers to high-speed online services.
EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs, principally due to programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.603 billion in 2001, compared to $1.568 billion in 2000. EBITDA decreased to $100 million in 2001 from $144 million on a pro forma basis in 2000. Revenues benefited from increased worldwide revenues from the distribution of theatrical product, principally due to higher worldwide DVD sales, and increased television licensing fees. EBITDA decreased principally due to higher advertising and distribution costs due to a higher number and different timing of new theatrical releases in comparison to the prior year's quarter, offset in part by the revenue gains.

         Networks. Revenues increased to $724 million in 2001, compared to $656 million in 2000. EBITDA increased to $158 million in 2001 from $103 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues at HBO, primarily from an increase in the number of subscribers. For The WB Network, revenues increased primarily due to an increase in advertising and commerce revenues driven by advertising rate increases.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         For HBO, the increase in EBITDA was principally due to the revenue gains and increased cost savings from management's overhead cost management program. For The WB Network, the increase in EBITDA was principally due to the revenue gains.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2001

Financial Condition

         At March 31, 2001, TWE had $8.2 billion of debt, $384 million of cash and equivalents (net debt of $7.8 billion) and $65.8 billion of partners' capital, this was comparable to $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $66.4 billion of partners' capital on a pro forma basis at December 31, 2000. On a historical basis, TWE had $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $6.9 billion of partners' capital at December 31, 2000.

Cash Flows

         During the first three months of 2001, TWE's cash provided by operations amounted to $600 million and reflected $900 million of business segment EBITDA, less $163 million of net interest payments, $66 million of net income taxes paid, $49 million of proceeds repaid under TWE's asset securitization program and $22 million related to an increase in other working capital requirements. Cash provided by operations of $776 million in the first three months of 2000 reflected $807 million of pro forma business segment EBITDA and $140 million related to a decrease in other working capital requirements, less $150 million of net interest payments, $19 million of net income taxes paid and $2 million of proceeds repaid under TWE's asset securitization program.

         Cash used by investing activities was $1.117 billion in the first three months of 2001, compared to $599 million in 2000, principally as a result of an increase in cash used for investments and acquisitions and an increase in capital expenditures. Capital expenditures increased to $512 million in the first three months of 2001, compared to $391 million in 2000, primarily due to increased capital spending in the Cable segment related to digital cable boxes, high-speed modems and associated equipment.

         Cash provided by financing activities was $595 million in the first three months of 2001, compared to cash used by financing activities of $334 million in 2000. Cash provided by financing activities in 2001 primarily related to $810 million of net borrowings, offset in part by capital distributions of $197 million. Cash used in financing activities in 2000 primarily related to $308 million of capital distributions.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         As discussed previously, TWE's capital spending primarily relates to spending at Time Warner Cable. Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $489 million in 2001, compared to $360 million in

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


2000. Cable capital spending for the remainder of 2001 is expected to remain at comparable levels, reflecting spending on variable capital to facilitate the continued roll-out of Time Warner Cable's popular digital services, including digital cable and high-speed online services. At March 31, 2001, the Cable segment had 2.1 million digital cable subscribers, a 16.7% penetration of basic cable subscribers. This compares to 613,000 digital cable subscribers, or a 4.8% penetration of basic cable subscribers at March 31, 2000. Similarly, the number of high-speed online customers grew to 1.2 million, or 7.4% of eligible homes, from 447,000, or 4.4% of eligible homes at March 31, 2000. Such rapid growth of subscribers to these digital services increased the variable capital spending for digital cable boxes, high-speed modems and associated equipment. Capital spending is expected to continue to be funded by Time Warner Cable's operating cash flow.

Caution Concerning Forward-Looking Statements

         The Securities and Exchange Commission (the "SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

         TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Other factors could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE's other filings with the SEC and the following:

o For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry," open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by business and consumers; and greater than expected increases in programming or other costs.

o For TWE's cable and broadcast television programming businesses, greater than expected programming or production costs; a strike by television actors and writers; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


     viewership due to an increased number of programming services or the increased popularity of alternatives to television.

o For TWE's film businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; a strike by screen actors and writers; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments, such as the Internet.

         In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                              March 31,    December 31,  December 31,
                                                                                2001           2000         2000
                                                                             Historical    Pro Forma(a)  Historical(a)
                                                                             -----------  ----------     -----------
                                                                                          (millions)
ASSETS
Current assets
Cash and equivalents.......................................................    $   384      $   306      $   306
Receivables, including $1.452, $1.556 and $1.556 billion due from AOL
    Time Warner, less allowances of $707, $677 and $677 million............      3,317        3,643        3,643
Inventories................................................................        756          762          762
Prepaid expenses...........................................................        264          200          200
                                                                               -------      -------      -------

Total current assets.......................................................      4,721        4,911        4,911
Noncurrent inventories and film costs......................................      4,799        3,938        2,579
Investments................................................................      2,722        2,218          543
Property, plant and equipment..............................................      7,700        7,468        7,493
Cable television franchises................................................     20,470       23,100        5,329
Brands and trademarks......................................................      2,135        2,500            -
Goodwill and other intangible assets.......................................     42,118       39,882        3,603
Other assets...............................................................        905          959        1,000
                                                                               -------      -------      -------

Total assets...............................................................    $85,570      $84,976      $25,458
                                                                               =======      =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable...........................................................    $ 2,329      $ 2,272      $ 2,272
Participations payable.....................................................        973          969          969
Programming costs payable..................................................        518          455          455
Debt due within one year...................................................          2            3            3
Other current liabilities, including $1.323, $1.223 and $1.223 billion due
    to AOL Time Warner.....................................................      2,566        2,799        2,799
                                                                               -------      -------      -------

Total current liabilities..................................................      6,388        6,498        6,498
Long-term debt, including $202 million due to AOL Time Warner at
    March 31, 2001.........................................................      8,172        7,108        7,108

Other long-term liabilities, including $828, $681 and $681 million due to
    AOL Time Warner........................................................      3,280        3,045        3,045
Minority interests.........................................................      1,969        1,881        1,881

Partners' capital
Contributed capital........................................................     66,795       66,793        7,349
Partnership deficit........................................................     (1,034)        (349)        (423)
                                                                               -------      -------      -------

Total partners' capital....................................................     65,761       66,444        6,926
                                                                               -------      -------      -------

Total liabilities and partners' capital....................................    $85,570      $84,976      $25,458
                                                                               =======      =======      =======

-------------------
(a) TWE's historical financial statements for the prior period represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000 (Note 1).


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                    2001        2000         2000
                                                                                 Historical  Pro Forma(a)  Historical(a)
                                                                                 ----------  ---------     ----------
                                                                                             (millions)
Revenues:
   Subscriptions................................................................   $ 1,771     $ 1,594       $ 1,594
   Advertising and commerce.....................................................       299         284           284
   Content and other............................................................     1,472       1,433         1,433
                                                                                   -------     -------       -------

Total revenues(b)...............................................................     3,542       3,311         3,311

Cost of revenues(b).............................................................    (2,258)     (2,084)       (2,098)
Selling, general and administrative(b)..........................................      (625)       (623)         (620)
Amortization of goodwill and other intangible assets............................      (681)       (695)         (140)
                                                                                   -------     -------       -------

Operating income (loss).........................................................       (22)        (91)          453
Interest expense, net...........................................................      (153)       (138)         (138)
Other expense, net(b)...........................................................       (40)        (37)          (15)
Minority interest...............................................................      (103)        (40)          (40)
                                                                                   -------     -------       -------

Income (loss) before income taxes and cumulative effect of accounting change....      (318)       (306)          260
Income taxes....................................................................       (32)        (36)          (36)
                                                                                   -------     -------       -------

Income (loss) before cumulative effect of accounting change.....................      (350)       (342)          224
Cumulative effect of accounting change..........................................         -        (524)         (524)
                                                                                   -------     -------       -------

Net loss........................................................................   $  (350)     $ (866)       $ (300)
                                                                                   =======      ======        ======

---------------
(a) TWE's historical financial statements for prior periods represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation (Note 1).

(b) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

       Revenues.................................................................      $207       $ 93      $  93
       Cost of revenues.........................................................      (123)       (63)       (63)
       Selling, general and administrative......................................       (36)       (43)       (43)
       Other expense, net.......................................................         8          3          3


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                    ------------------------------------
                                                                       2001        2000         2000
                                                                    Historical  Pro Forma(a)  Historical(a)
                                                                    ----------  ---------     ----------
                                                                                (millions)
OPERATIONS
Net loss.........................................................   $  (350)      $(866)       $  (300)
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change........................         -         524            524
   Depreciation and amortization.................................       922         898            357
   Amortization of film costs....................................       452         416            416
   Equity in losses of investee companies after distributions....        48          53             31
Changes in operating assets and liabilities......................      (472)       (249)          (252)
                                                                    -------       -----          -----

Cash provided by operations......................................       600         776            776
                                                                    -------       -----          -----

INVESTING ACTIVITIES
Investments and acquisitions.....................................      (605)       (272)          (272)
Capital expenditures.............................................      (512)       (391)          (391)
Investment proceeds..............................................         -          64             64
                                                                    -------       -----          -----

Cash used by investing activities................................    (1,117)       (599)          (599)
                                                                    -------       -----          -----

FINANCING ACTIVITIES
Borrowings.......................................................       819         894            894
Debt repayments..................................................        (9)       (901)          (901)
Capital distributions............................................      (198)       (308)          (308)
Other............................................................       (17)        (19)           (19)
                                                                    -------       -----          -----

Cash provided (used) by financing activities.....................       595        (334)          (334)
                                                                    -------       -----          -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS......................        78        (157)          (157)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD......................       306         517            517
                                                                    -------       -----          -----

CASH AND EQUIVALENTS AT END OF PERIOD............................   $   384       $ 360          $ 360
                                                                    =======       =====          =====

-------------------
(a) TWE's historical financial statements for prior periods represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, pro forma financial statements for 2000, are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation (Note 1).


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)

                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                           -----------------------
                                                                                              2001         2000
                                                                                           Historical   Historical
                                                                                           ----------   ----------
                                                                                                 (millions)
BALANCE AT BEGINNING OF PERIOD..............................................................  $ 6,926     $ 7,149

Allocation of a portion of the purchase price in connection with America Online-Time
   Warner merger to TWE.....................................................................   59,518           -
                                                                                               ------     -------

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner
   merger...................................................................................   66,444       7,149

Net income (loss)...........................................................................     (350)       (300)
Other comprehensive income (loss)...........................................................       14          (9)
                                                                                              -------     -------
Comprehensive income........................................................................     (336)       (309)

Distributions...............................................................................     (345)     (1,030)
Other.......................................................................................       (2)         11
                                                                                              -------     -------

BALANCE AT END OF PERIOD....................................................................  $65,761     $ 5,821
                                                                                              =======     =======













See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         A majority of AOL Time Warner's interests in filmed entertainment, television production and cable television systems, and a portion of its interests in cable television and broadcast network programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp.

         TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

         Each of the business interests within Cable, Filmed Entertainment and Networks is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S.,
(2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) HBO and Cinemax, the leading pay-television services and (4) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.'s collection of children's cartoons and television programming.

         The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 5). TWE's business segments generate significant cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in the merger of America Online and Time Warner. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $681 million in the first quarter of 2001 and $695 million on a pro forma basis in the first quarter of 2000 ($140 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Basis of Presentation

America Online-Time Warner Merger


         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. A preliminary allocation of the excess of the purchase price, including transaction costs, over the book value of TWE's net assets to the extent acquired has been made to goodwill and other intangible assets, including film and television libraries, cable television franchises and brands and trademarks. The goodwill and identified intangible assets will be amortized on a straight-line basis over the following weighted-average useful lives:

                                                       Weighted-Average
                                                          Useful Life
                                                          -----------
                                                            (Years)
         Film and television libraries...................     17
         Cable television franchises.....................     25
         Brands and trademarks...........................     34
         Goodwill........................................     25

         The estimates of the fair values and weighted average useful lives of net assets acquired, identified intangibles and goodwill are based upon a preliminary estimate. Additional work needs to be completed in finalizing the allocation of the purchase price to net assets, identified intangibles and goodwill acquired. TWE does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements.

         Because the Merger was not consummated on or before December 31, 2000, the accompanying consolidated financial statements and notes for 2000 reflect only the financial results of TWE on a historical basis without the significant amortization created by the Merger. However, in order to enhance comparability, pro forma consolidated financial statements are presented supplementally to illustrate the effects of the Merger on the historical financial position and operating results of TWE. The pro forma financial statements for TWE are presented as if the Merger between America Online and Time Warner had occurred on January 1, 2000. These results also reflect reclassifications TWE's historical operating results and segment information to conform to the combined AOL Time Warner's financial statement presentation, as follows:

o TWE's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a distinct line item;

o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other income (expense), net; and

o Corporate services have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001, filed February 9, 2001 (the "2000 Financial Statements").

Cumulative Effect of Change in Film Accounting Principle

         In June 2000, TWE adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to TWE's previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with TWE's existing accounting policies.

         TWE adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, TWE's net income in 2000 includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. Management does not expect the provisions of FAS 140 to have a significant effect on TWE's consolidated financial statements.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


2.       MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure the operations of America Online and Time Warner ("restructuring plans"). As part of the restructuring plans, TWE recorded a restructuring liability of approximately $210 million during the first quarter of 2001. The restructuring liability is for costs to be incurred for exiting and consolidating activities at TWE, as well as costs incurred to terminate employees throughout TWE.

         Of the total restructuring costs, $55 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. As of March 31, 2001, the liability was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring charge also includes approximately $155 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, TWE plans to exit certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring charge associated with other exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. As of March 31, 2001, the remaining liability of $150 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring costs recorded in the first quarter are based on TWE's restructuring plans that have been committed to by management. These integration plans may be broadened to include additional restructure initiatives as management continues to evaluate the integration of the combined companies and complete its purchase price allocation.

         Selected information relating to the restructuring plans follows:

                                                     Employee       Other
                                                   Termination    Exit Costs   Total
                                                   -----------    ----------   -----
Initial Accruals                                      $ 55          $155       $210

Cash paid                                                -            (5)        (5)
                                                      ----          ----       ----

Restructuring liability as of March 31, 2001          $ 55          $150       $205
                                                      ====          ====       ====

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

3.       INVENTORIES AND FILM COSTS

         Inventories and film costs consist of:

                                                                March 31, 2001  December 31, 2000   December 31, 2000
                                                                  Historical        Pro Forma          Historical
                                                                  ----------        ---------          ----------
                                                                                   (millions)
Programming costs, less amortization..........................       $1,153            $1,029           $1,014
Film costs-Theatrical:
   Released, less amortization................................          647               711              711
   Completed and not released.................................          292               113              113
   In production..............................................          407               386              386
   Development and pre-production.............................           27                25               25
Film costs-Television:
   Released, less amortization................................          201               133              133
   Completed and not released.................................          159               194              194
   In production..............................................           38                76               76
   Development and pre-production.............................            5                 5                5

Film costs-Library, less amortization.........................        2,481             1,800              456
Merchandise...................................................          145               228              228
                                                                     ------            ------           ------

Total inventories and film costs..............................        5,555             4,700            3,341
Less current portion of inventory.............................          756               762              762
                                                                     ------            ------           ------

Total noncurrent inventories and film costs...................       $4,799            $3,938           $2,579
                                                                     ======            ======           ======

4.       PARTNERS' CAPITAL

         TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse AOL Time Warner for stock options granted to employees of TWE based on the amount by which the market price of AOL Time Warner common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on June 30, 1992, the greater of the exercise price or the $9.25 market price of AOL Time Warner common stock (adjusted for the Merger) at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of AOL Time Warner common stock declines.

         During the three months ended March 31, 2001, TWE accrued $35 million of tax-related distributions and $310 million of stock option distributions, based on closing prices of AOL Time Warner common stock of $40.15 at March 31, 2001 and $34.80 at December 31, 2000. During the three months ended March 31, 2000, TWE accrued $145 million of tax-related distributions and $885 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the three months ended March 31, 2001, TWE paid distributions to the AOL Time Warner General Partners in the amount of $198 million, consisting of $35 million of tax-related distributions and $163 million of stock option related distributions. During the three months ended March 31, 2000, TWE paid the AOL Time Warner General Partners distributions in the amount of $308 million, consisting of $145 million of tax-related distributions and $163 million of stock option related distributions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

5.       SEGMENT INFORMATION

         As a result of the Merger, AOL Time Warner management assessed the manner in which financial information of TWE is reviewed in making operating decisions and assessing performance. In accordance with Financial Accounting Standards Board No. 131 "Disclosures About Segments of an Enterprise and Related Information," TWE reclassified its 2000 historical segment presentation to conform to the current presentation.

         TWE classifies its business interests into three fundamental areas:
Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 2000 Financial Statements. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                       2001         2000         2000
                                                    Historical  Pro Forma(a)  Historical
                                                    ----------  ---------     ----------
                                                                 (millions)
Revenues
Cable..............................................  $1,387       $1,231       $1,231
Filmed Entertainment-Warner Bros...................   1,603        1,568        1,568
Networks...........................................     724          656          656
Intersegment elimination...........................    (172)        (144)        (144)
                                                     ------       ------       ------

Total..............................................  $3,542       $3,311       $3,311
                                                     ======       ======       ======

-------------------
(a) Pro forma revenues for 2000 include certain reclassifications of each segment's historical operating results to conform to AOL Time Warner's financial statement presentation. On a pro forma basis, the Merger had no impact on TWE's historical consolidated revenues for the three months ended March 31, 2000.

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                       2001         2000         2000
                                                    Historical  Pro Forma(a)  Historical
                                                    ----------  ---------     ----------
                                                                 (millions)
EBITDA(b)
Cable...............................................  $ 661        $ 579        $ 580
Filmed Entertainment-Warner Bros....................    100          144          145
Networks............................................    158          103          104
Corporate...........................................    (19)         (19)         (19)
                                                      -----        -----        -----
Total...............................................  $ 900        $ 807          810
                                                      =====        =====        =====

---------------
(a) 2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.

(b) EBITDA represents business segment operating income (loss) before depreciation and amortization of intangible assets. After deducting depreciation of tangible assets and amortization of intangible assets, TWE reported an operating loss of $22 million in 2001 and $91 million in 2000 on a pro forma basis (operating income of $453 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                             2001         2000         2000
                                                          Historical  Pro Forma(a)  Historical
                                                          ----------  ---------     ----------
                                                                       (millions)
Depreciation of Property, Plant and Equipment
Cable..................................................... $  211       $  172       $  186
Filmed Entertainment-Warner Bros..........................     21           22           22
Networks..................................................      8            7            7
Corporate.................................................      1            2            2
                                                           ------       ------       ------
Total..................................................... $  241       $  203       $  217
                                                           ======       ======       ======

-------------------
(a) 2001 depreciation reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma depreciation for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                             2001         2000         2000
                                                          Historical  Pro Forma(a)  Historical
                                                          ----------  ---------     ----------
                                                                       (millions)
Amortization of Intangible Assets(b)
Cable...................................................    $  488       $  491       $  109
Filmed Entertainment-Warner Bros........................        98          102           30
Networks................................................        95          102            1
                                                            ------       ------       ------
Total...................................................    $  681       $  695       $  140
                                                            ======       ======       ======

----------------------------
(a) 2001 amortization reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma amortization for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.

(b) Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

         TWE's assets have significantly increased since December 31, 2000 due to the consummation of the Merger and the allocation of the $147 billion cost to acquire Time Warner to the underlying net assets of Time Warner, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair value of the net assets acquired was recorded as goodwill and allocated among AOL Time Warner's business segments, including the business segments of TWE. As such, TWE's assets by business segment are as follows:

                                                 March 31,  December 31,
                                                   2001       2000
                                                Historical  Pro Forma(a)
                                                ----------  ---------
                                                       (millions)
Assets
Cable...........................................  $56,685     $56,097
Filmed Entertainment-Warner Bros................   16,915      16,825
Networks........................................   11,446      11,654
Corporate.......................................      524         400
                                                  -------     -------

Total business segment assets...................  $85,570     $84,976
                                                  =======     =======

-------------------
(a) 2001 assets reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma assets as of December 31, 2000 are provided as if the Merger had occurred at the beginning of 2000. TWE's historical assets as of December 31, 2000 were $25.458 billion.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

6.       COMMITMENTS AND CONTINGENCIES

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which has not yet been filed by TWE.

         The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgements and investigations, claims and changes in those matters (including the matter described above), and developments or assertions by or against TWE relatig to intellectual property rights and intellectual property licenses, could have a material adverse effect on TWE's business, financial condition and operating results.

7.       ADDITIONAL FINANCIAL INFORMATION

Cash Flows

         Additional financial information with respect to cash flows is as follows:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                  2001        2000        2000
                                                               Historical  Pro Forma   Historical
                                                               ----------  ---------   ----------
                                                                          (millions)
         Cash payments made for interest, net..................   $163       $150       $150
         Cash payments made for income taxes, net..............     66         19         19
         Noncash capital distributions.........................    147        722        722

Other Expense, Net

         Other expense, net, consists of:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                  2001        2000        2000
                                                               Historical  Pro Forma   Historical
                                                               ----------  ---------   ----------
                                                                          (millions)
         Other investment-related activity, principally
           net losses on equity investees.......................  $(33)      $(22)        $  -
         Losses on asset securitization programs................    (6)        (3)          (3)
         Miscellaneous..........................................    (1)       (12)         (12)
                                                                  ----       ----         ----
         Total other income (expense), net......................  $(40)      $(37)        $(15)
                                                                  ====       ====         ====

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Other Current Liabilities

         Other current liabilities consist of:

                                              March 31,   December 31, December 31,
                                                2001         2000         2000
                                             Historical    Pro Forma   Historical
                                             ----------    ---------   ----------
         Accrued expenses..................   $1,994       $2,071       $2,071
         Accrued compensation..............      227          352          352
         Deferred revenues.................      302          297          297
         Accrued income taxes..............       43           79           79
                                              ------       ------       ------
         Total.............................   $2,566       $2,799       $2,799
                                              ======       ======       ======

                           Part II. Other Information


Item 1.  Legal Proceedings.

         Reference is made to the consolidated putative class action litigation against America Online, Inc. ("America Online") concerning AOL version 5.0 software, described on page I-34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). On April 19, 2001, the court ruled on America Online's motion to dismiss and dismissed all but one of the consumer claims brought under the Computer Fraud and Abuse Act ("CFAA") with prejudice and dismissed the remaining consumer CFAA claim without prejudice. Regarding the claims brought by competing Internet service providers, the court dismissed one CFAA claim with prejudice, allowed one CFAA claim to remain and dismissed all remaining claims without prejudice, including claims alleging unfair business practices and tortious interference.

         Reference is made to Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al., and related suits described on page I-35 of the Company's 2000 Form 10-K, which were brought purportedly on behalf of persons in sixteen states and the District of Columbia. On March 27, 2001, the Tennessee trial court ruled that the case must be limited to Tennessee plaintiffs and dismissed the action as to the other plaintiffs. Similar cases are pending in nine other states; motions to dismiss are pending in eight of these actions.

         Reference is made to the lawsuit brought by the former President of Indonesia, H.M. Suharto, against Time Inc. Asia and certain individuals, described on page I-35 of the Company's 2000 Form 10-K. Suharto's appeal to the intermediate appellate court in Indonesia has been denied.



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b)  Reports on Form 8-K.

         (i) The Company filed a Current Report on Form 8-K dated January 11, 2001 in which it reported in Item 2 the closing of the merger between America Online and Time Warner Inc. ("Time Warner") (filing date January 12, 2001).

         (ii) The Company filed a Current Report on Form 8-K dated January 18, 2001 setting forth in Item 5 financial statements of America Online for the three months ended September 30, 2000 adjusted to reflect purchase rather than pooling accounting treatment for three acquisitions (filing date January 26, 2001).

         (iii) The Company filed a Current Report on Form 8-K/A dated January 11, 2001 setting forth in Item 7 pro forma financial statements of the Company for the period ended September 30, 2000 (filing date January 26, 2001).

         (iv) The Company filed a Current Report on Form 8-K/A dated January 11, 2001 setting forth in Item 7 consolidated financial statements of Time Warner, Time Warner Entertainment Company, L.P. ("TWE") and the TWE General Partners for the quarter and year ended December 31, 2000 (filing date February 9, 2001).

          (v) The Company filed a Current Report on Form 8-K/A dated January 11, 2001 setting forth in Item 7 pro forma financial statements of the Company for the period ended December 31, 2000 (filing date March 30, 2001).

          (vi) The Company filed a Current Report on Form 8-K dated April 18, 2001 in which it reported in Item 5 that the Company announced its results of operations for the quarter ended March 31, 2001 (filing date April 19, 2001).

                              AOL TIME WARNER INC.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AOL TIME WARNER INC.
                                            (Registrant)



                                        By:  /s/  J. Michael Kelly
                                            ------------------------------------
                                        Name:   J. Michael Kelly
                                        Title:  Executive Vice President and
                                                Chief Financial Officer






Dated:    May 15, 2001

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K


Exhibit No.         Description of Exhibit
-----------         ----------------------
 4                  Indenture dated as of April 19, 2001 among the Company, America Online,
                    Time Warner, Time Warner Companies, Inc. ("TWCI") and Turner Broadcasting
                    System, Inc. ("TBS"), and The Chase Manhattan Bank, as Trustee.

10.1                Credit Agreement dated as of April 6, 2001 among the Company, as Borrower,
                    The Chase Manhattan Bank, as Administrative Agent, Citibank, N.A. and
                    Bank of America N.A. as Co-Syndication Agents, and ABN AMRO Bank, N.V.,
                    as Documentation Agent.

10.2                Amended and Restated Employment Agreement made as of March 19, 1998, as amended through April 20, 2001, between Gerald M. Levin and the
                    Company, as assignee of Time Warner.

10.3                Amended and Restated Employment Agreement made as of March 25, 1999, as amended through April 20, 2001, between Richard D. Parsons and the
                    Company, as assignee of Time Warner.

12.1                Statement regarding the computation of the ratio of earnings to fixed charges of the Company.

12.2                Statement regarding the computation of the ratio of earnings to fixed charges of America Online.

12.3                Statement regarding the computation of the ratio of earnings to fixed charges of Time Warner.

12.4                Statement regarding the computation of the ratio of earnings to fixed charges of TWCI.

12.5                Statement regarding the computation of the ratio of earnings to fixed charges of TBS.



                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as ............................. 'SS'