Form 10-Q/A
period 2001-03-31
AOL TIME WARNER INC
filed 2001-05-16
CIK 1105705

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

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


This Amendment No. 1 to the AOL Time Warner Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 is being filed to correct a typographical error that occurred in two places in the initial filing on May 15, 2001 due to a printer's error. The first place is in the "AOL Time Warner Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition--Investment in Time Warner Entertainment Company, L.P." and the second place is in the "Time Warner Entertainment Company, L.P. Management's Discussion and Analysis of Results of Operations and Financial Condition--Description of Business."




                               INDEX TO FORM 10-Q/A



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

         The Company and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to the Company and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between the Company and AT&T regarding AT&T's interest in TWE continued. AT&T, the Company and TWE have now

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

recommenced the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

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

         AOL Time Warner and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to AOL Time Warner and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between AOL Time Warner and AT&T regarding AT&T's interest in TWE continued. AT&T, AOL Time Warner and TWE have now recommenced the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

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

                              AOL TIME WARNER INC.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


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






Dated:    May 16, 2001

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K


Exhibit No.         Description of Exhibit
-----------         ----------------------
 4                  Indenture dated as of April 19, 2001 among the Company, America Online,
                    Time Warner, Time Warner Companies, Inc. ("TWCI") and Turner Broadcasting
                    System, Inc. ("TBS"), and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 2001 (the "March 2001 Form 10-Q")).

10.1                Credit Agreement dated as of April 6, 2001 among the Company, as Borrower,
                    The Chase Manhattan Bank, as Administrative Agent, Citibank, N.A. and
                    Bank of America N.A. as Co-Syndication Agents, and ABN AMRO Bank, N.V.,
                    as Documentation Agent (incorporated by reference to Exhibit 10.1 to the
                    March 2001 Form 10-Q).

10.2                Amended and Restated Employment Agreement made as of March 19, 1998, as amended through April 20, 2001, between Gerald M. Levin and the
                    Company, as assignee of Time Warner (incorporated by reference to
                    Exhibit 10.2 to the March 2001 Form 10-Q).

10.3                Amended and Restated Employment Agreement made as of March 25, 1999, as amended through April 20, 2001, between Richard D. Parsons and the
                    Company, as assignee of Time Warner (incorporated by reference to
                    Exhibit 10.3 to the March 2001 Form 10-Q).

12.1                Statement regarding the computation of the ratio of earnings to fixed charges of the Company (incorporated by reference to Exhibit 12.1 to the March 2001 Form 10-Q).

12.2                Statement regarding the computation of the ratio of earnings to fixed charges of America Online (incorporated by reference to Exhibit 12.2 to the March 2001 Form 10-Q).

12.3                Statement regarding the computation of the ratio of earnings to fixed charges of Time Warner (incorporated by reference to Exhibit 12.3 to the March 2001 Form 10-Q).

12.4                Statement regarding the computation of the ratio of earnings to fixed charges of TWCI (incorporated by reference to Exhibit 12.4 to the
                    March 2001 Form 10-Q).

12.5                Statement regarding the computation of the ratio of earnings to fixed charges of TBS (incorporated by reference to Exhibit 12.5 to the March 2001 Form 10-Q).



                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as ............................. 'SS'