Form 10-Q
period 2001-06-30
AOL TIME WARNER INC
filed 2001-08-14
CIK 1105705

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from ____________ to ____________.

Commission file number 1-15062


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
Yes   X     No
    -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                             Shares Outstanding
     Description of Class                                    as of July 31, 2001
     --------------------                                    -------------------
    Common Stock - $.01 par value                               4,271,787,903
    Series LMCN-V Common Stock - $.01 par value                   171,185,826

                            AOL TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.


                               INDEX TO FORM 10-Q


                                                                                                        Page
                                                                                                 ------------------
                                                                                                 AOL Time
                                                                                                  Warner       TWE
                                                                                                  ------       ---

PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results of operations and financial condition.....     1           46
     Consolidated balance sheet at June 30, 2001 and December 31, 2000.........................    18           55
     Consolidated statement of operations for the three and six months ended
          June 30, 2001 and 2000...............................................................    19           56
     Consolidated statement of cash flows for the six months ended June 30, 2001
          and 2000.............................................................................    20           57
     Consolidated statement of shareholders' equity and partnership capital for the six months
          ended June 30, 2001 and 2000.........................................................    21           58
     Notes to consolidated financial statements................................................    22           59
     Supplementary information.................................................................    38

PART II.  OTHER INFORMATION....................................................................    69

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner" or the "Company") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

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

         The Company and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to the Company and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between the Company and AT&T regarding AT&T's interest in TWE continued. AT&T, the Company and TWE have now

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



resumed the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

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

Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

         The accompanying historical consolidated financial statements and notes for 2000 reflect only the financial results of America Online, as predecessor to AOL Time Warner. As a result, AOL Time Warner's 2000 historical operating results and financial condition are not comparable to 2001 because of the Merger. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000. These results also reflect reclassifications of each company's historical operating results and segment information to conform to the combined Company's financial statement presentation, as follows:

o Time Warner's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a separate reportable segment;

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

         For the six months ended June 30, 2001, these items included (i) merger-related costs in the first quarter of $71 million, relating to the Merger, and (ii) a $620 million noncash pretax charge to reduce the carrying value of certain

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


investments in AOL Time Warner's investment portfolio, primarily due to declines in market values experienced in the first quarter and deemed to be other than temporary.

         For the six months ended June 30, 2000 on a pro forma basis, these items included (i) merger-related costs of approximately $46 million in the first quarter and $41 million in the second quarter relating to the Merger, (ii) net pretax gains of approximately $28 million recognized in the first quarter and net pretax losses of approximately $7 million in the second quarter relating to the sale or exchange of various cable television systems and investments,
(iii) a $50 million pretax charge in the second quarter relating to the Six Flags Entertainment Corporation ("Six Flags") litigation, (iv) pretax gains of approximately $285 million in the first quarter from the sale or exchange of certain investments, (v) a noncash, pretax charge of approximately $220 million in the first quarter relating to the write-down of AOL Time Warner's carrying value of its investment in the Columbia House Company Partnerships ("Columbia House"), a 50%-owned equity investee and (vi) a noncash pretax charge of $738 million, which is shown separately on the accompanying statement of operations as an after-tax charge of $443 million related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         For the six months ended June 30, 2000 on a historical basis, these items included (i) pretax gains of approximately $275 million in the first quarter from the sale or exchange of certain investments and (ii) approximately $10 million of merger-related costs in the second quarter.

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

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


RESULTS OF OPERATIONS

         Revenues and EBITDA by business segment are as follows:

                                              Three Months Ended June 30,               Six Months Ended June 30,
                                    -----------------------------------------   -----------------------------------------
                                          Revenues                 EBITDA              Revenues             EBITDA
                                    -----------------------  ----------------   ---------------------  ------------------
                                       2001     2000(a)(b)      2001   2000(b)     2001     2000(a)(b)   2001      2000(b)
                                                   Pro                   Pro                   Pro                  Pro
                                    Historical    Forma      Historical Forma   Historical    Forma    Historical  Forma
                                    ----------    -----      ---------- -----   ----------    -----    ----------  -----
                                                                      (millions)
AOL.............................      $2,138      $1,885       $  801  $  583     $ 4,263    $ 3,699     $1,485    $1,089
Cable(c)........................       1,711       1,502          777     685       3,336      2,949      1,545     1,379
Filmed Entertainment............       1,893       1,804          250     213       4,105      3,700        363       398
Networks........................       1,828       1,796          444     376       3,527      3,406        893       711
Music...........................         895       1,001           87     129       1,776      1,935        181       230
Publishing......................       1,187       1,196          271     224       2,153      2,135        384       318
Corporate.......................           -           -          (71)    (76)          -          -       (145)     (160)
Merger-related costs............           -           -            -     (41)          -          -        (71)      (87)
Intersegment elimination........        (450)       (276)         (22)    (16)       (878)      (600)       (23)      (24)
                                      ------      ------       ------  ------     -------    -------     ------    ------

Total revenues and EBITDA.......      $9,202      $8,908       $2,537  $2,077     $18,282    $17,224     $4,612    $3,854

Depreciation and amortization...           -           -       (2,261) (2,139)          -          -     (4,483)   (4,280)
                                      ------      ------       ------  ------     -------    -------     ------    ------

Total revenues and operating
 income (loss)..................      $9,202      $8,908       $  276  $  (62)    $18,282    $17,224     $  129    $ (426)
                                      ======      ======       ======  ======     =======    =======     ======    ======

--------------
(a) Revenues reflect the provisions of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), which was retroactively adopted by the Company in the fourth quarter of 2000. The impact of SAB 101 was to reduce revenues and costs by equal amounts of $97 million on a pro forma basis for the second quarter of 2000 and $188 million on a pro forma basis for the first six months of 2000.

(b) 2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical revenues, EBITDA and operating income for the three months ended June 30, 2000 were $1.885 billion, $554 million and $456 million, respectively. AOL Time Warner's historical revenues, EBITDA and operating income for the six months ended June 30, 2000 were $3.699 billion, $1.038 billion and $832 million, respectively.

(c) EBITDA includes pretax gains of approximately $28 million in the first six months of 2000 relating to the sale or exchange of certain consolidated cable television systems.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Consolidated Results

         AOL Time Warner had revenues of $9.202 billion and a net loss of $734 million for the three months ended June 30, 2001, compared to revenues of $8.908 billion on a pro forma basis ($1.885 billion on a historical basis) and a net loss of $924 million on a pro forma basis (net income of $338 million on a historical basis) for the three months ended June 30, 2000. After preferred dividend requirements, AOL Time Warner had basic and diluted net loss per common share of $.17 in 2001, compared to basic and diluted net loss of $.22 per common share on a pro forma basis in 2000 (basic earnings per share of $.15 and diluted earnings per share of $.13 on a historical basis).

         As previously described, in addition to the consummation of the Merger, the comparability of AOL Time Warner's operating results for the second quarter of 2000 has been affected by the recognition of certain significant, nonrecurring items. These nonrecurring items consisted of $98 million of net pretax losses on a pro forma basis in 2000 (net pretax losses of $10 million on a historical basis). The aggregate net effect if these items were excluded from

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



earnings would be to decrease basic and diluted net loss per common share by $.02 on a pro forma basis in 2000 (there was no impact on basic and diluted earnings per share on a historical basis).

         Revenues. AOL Time Warner's revenues increased to $9.202 billion in 2001, compared to $8.908 billion on a pro forma basis in 2000 ($1.885 billion on a historical basis). This overall increase in revenues was driven by an increase in subscription revenues of 10% to $4.058 billion and an increase in advertising and commerce revenues of 1% to $2.278 billion, offset in part by a decrease in content and other revenues of 4% to $2.866 billion. This compares to $3.682 billion, $2.254 billion and $2.972 billion, respectively, on a pro forma basis in 2000.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at the AOL, Cable and Networks segments and an increase in subscription rates at the Cable and Networks segments. The increase in advertising and commerce revenues was due to increased advertising at the AOL and Cable segments and advertising rate increases and ratings increases in key demographic groups at The WB Network, almost fully offset by advertising decreases at the Publishing segment and the Turner cable networks, reflecting the overall weakness in the advertising market, which may impact operating results for the third and fourth quarters. The decrease in content and other revenues was principally due to lower revenue at the Music segment from the negative effect of changes in foreign currency rates on international recorded music sales and lower industry-wide international and domestic recorded music sales, which could continue for the remainder of the year. This decline was offset in part by increased distribution of theatrical content at the Filmed Entertainment segment.

         Also contributing to the advertising revenue growth at the segment level is an increase in intercompany advertising transactions ($84 million in the second quarter of 2001, compared to $4 million in the second quarter of
2000). This growth reflects the Company's belief in the effectiveness of advertising on AOL Time Warner properties. Consistent with this view, the Company has re-directed, and will continue to re-direct where possible, advertising to AOL Time Warner properties. This will serve to enhance the overall operating efficiencies and profitability of the Company through the cross-promotion of each segment's products and services. Such intercompany advertising sales, which are recorded by each segment at fair value as if the transactions were with third parties, benefit the revenues and EBITDA of the individual segments. These intercompany transactions are eliminated on a consolidated basis and, therefore, do not themselves impact consolidated revenues and EBITDA. However, to the extent third-party advertising spending has been substituted with advertising on AOL Time Warner properties, the Company's consolidated advertising expense, which reflects its level of spending with third parties, has been reduced and, as a result, the consolidated EBITDA and related profit margin has benefited.

         Net Income (Loss) and Net Income (Loss) Per Common Share. AOL Time Warner's net loss decreased by $190 million to $734 million in 2001, compared to $924 million on a pro forma basis in 2000 (net income of $338 million on a historical basis). However, excluding the significant effect of the nonrecurring items referred to earlier, the net loss decreased by $117 million to $734 million in 2001 from $851 million on a pro forma basis in 2000. Similarly, adjusted basic and diluted net loss per common share, excluding the effect of significant nonrecurring items, decreased to $.17 in 2001, compared to an adjusted basic and diluted net loss per common share of $.20 on a pro forma basis in 2000. As discussed more fully below, this improvement principally resulted from an overall increase in AOL Time Warner's EBITDA and lower losses associated with the Company's asset securitization programs, offset in part by higher depreciation and higher amortization of goodwill associated with certain investments accounted for under the equity method of accounting.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Depreciation and Amortization. Depreciation and amortization increased to $2.261 billion in 2001 from $2.139 billion on a pro forma basis in 2000 ($98 million on a historical basis). This increase was due to increases in both depreciation, primarily due to higher levels of capital spending at the Cable segment over the past year, and amortization. The higher amortization in the second quarter of 2001 was primarily due to goodwill generated from certain restructuring liabilities that were committed to by management in both the first and second quarters of 2001 and recorded as liabilities assumed in the purchase of Time Warner, and the absence in 2000 of amortization related to minor acquisitions consummated after the second quarter of 2000 that were accounted for under the purchase method of accounting.

         Interest Income (Expense), Net. Interest expense, net, increased to $352 million in 2001, from $340 million on a pro forma basis in 2000 (interest income, net, of $73 million on a historical basis), principally as a result of lower interest income due to the sale in 2001 of short-term investments, offset in part by lower market interest rates in 2001 and by the absence in 2001 of additional interest expense recognized in the second quarter of 2000 related to the Six Flags litigation.

         Other Income (Expense), Net. Other expense, net, decreased to $233 million in 2001 from $274 million on a pro forma basis in 2000 (other income, net, of $7 million on a historical basis). Other expense, net, decreased primarily because of lower losses associated with the Company's asset securitization programs, pretax gains on the exchange of various unconsolidated cable television systems in 2001 at TWE (attributable to MediaOne's minority interest) and the absence in 2001 of a noncash pretax charge of $24 million recognized in 2000 related to the Six Flags litigation, offset in part by higher amortization of goodwill associated with certain investments accounted for under the equity method of accounting. In addition, the Company recognized a noncash pretax charge in 2001 of approximately $54 million to reduce the carrying value of certain investments, primarily due to declines in market values deemed to be other-than-temporary. This charge was almost entirely offset by pretax gains related to derivative instruments and the sale of certain investments.

         Minority Interest Income (Expense). Minority interest expense increased to $76 million in 2001, compared to $56 million on a pro forma basis in 2000 (minority interest income of $1 million on a historical basis). Minority interest expense increased principally due to the allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE attributable to MediaOne and a higher allocation of losses in 2000 to a minority partner in The WB Network, offset in part by a higher allocation of losses at TWE in 2001 to MediaOne.

         Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. AOL Time Warner had income tax expense of $349 million in the second quarter of 2001, compared to $192 million on a pro forma basis in the second quarter of 2000 ($199 million on a historical basis). Income tax expense increased due to increases in EBITDA and the absence of one-time losses recorded in 2000, offset in part by an increase in depreciation expense. As of June 30, 2001, the Company had net operating loss carryforwards of approximately $11.8 billion, primarily resulting from stock option exercises, available to offset future U.S. federal taxable income.

Business Segment Results

         AOL. Revenues increased to $2.138 billion in 2001, compared to $1.885 billion in 2000. EBITDA increased to $801 million in 2001, compared to $583 million in 2000. Revenues increased due to an 8% increase in subscription

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

revenues and a 26% increase in advertising and commerce revenues. During the quarter, AOL announced a price increase of $1.95 per month in its unlimited usage plan for the domestic AOL service, effective for billing cycles after July 1, 2001.

         The growth in subscription revenues was principally due to an increase in subscribers, offset in part by a decline in the average subscription revenue per subscriber. The decrease in the average subscription revenue per subscriber is primarily due to certain promotional bundling programs that generate lower subscription revenues during introductory periods. The growth in advertising and commerce revenues was due to an overall increase in advertising, which also benefited from third-party advertising packages sold across multiple business segments of the Company and the intercompany sale of advertising to other business segments of AOL Time Warner. The 37% growth in EBITDA in 2001 is primarily due to the strong revenue growth and a decrease in network costs and selling, general and administrative costs as a percentage of subscription revenues, reflecting efficiencies AOL continues to gain as a result of its size and scale, as well as lower negotiated rates with its network providers. AOL's operating results also benefited from lower sales taxes and a reduction in bad debt expense associated with a substantial improvement in cash collections.

         Cable. Revenues increased to $1.711 billion in 2001, compared to $1.502 billion on a pro forma basis in 2000. EBITDA increased to $777 million in 2001 from $685 million on a pro forma basis in 2000. Revenues increased due to a 13% increase in subscription revenues and a 19% increase in advertising and commerce revenues.

         The increase in subscription revenues was due to an increase in basic cable rates, an increase in basic cable subscribers, an increase in digital cable subscribers and an increase in subscribers to high-speed online services. The increase in advertising and commerce revenues was primarily related to third-party advertising packages sold across multiple business segments of the Company and the intercompany sale of advertising to other business segments of AOL Time Warner. EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs, principally due to programming rate increases.

         Filmed Entertainment. Revenues increased to $1.893 billion in 2001, compared to $1.804 billion on a pro forma basis in 2000. EBITDA increased to $250 million in 2001, compared to $213 million on a pro forma basis in 2000. Revenues grew due to an increase at Warner Bros., offset in part by a reduction in revenues at the filmed entertainment businesses of Turner Broadcasting System, Inc. (the "Turner filmed entertainment businesses"). The Turner filmed entertainment businesses include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc.

         For Warner Bros., revenues benefited from the increased domestic distribution of theatrical product, principally due to higher domestic DVD sales, and increased television licensing fees. For the Turner filmed entertainment businesses, revenues decreased primarily due to lower worldwide theatrical revenues, offset in part by higher revenues from the distribution of theatrical product through pay-television and basic cable exhibition. For Warner Bros., EBITDA increased principally due to the increased revenues, offset in part by increased advertising and distribution costs because of an increase in the number and timing of new theatrical releases in comparison to the prior year's quarter. For the Turner filmed entertainment businesses, EBITDA increased principally due to lower losses on theatrical releases in comparison to the prior year's quarter, offset in part by the revenue declines.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Networks. Revenues increased to $1.828 billion in 2001, compared to $1.796 billion on a pro forma basis in 2000. EBITDA increased to $444 million in 2001 from $376 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues with growth at the Turner cable networks and HBO and an increase in advertising and commerce revenues at The WB Network, offset in part by lower advertising and commerce revenues and lower content and other revenues at the Turner cable networks.

         For the Turner cable networks, subscription revenues benefited from an increase in the number of subscribers and higher rates, primarily led by revenue increases at TNT, CNN, TBS Superstation and Cartoon Network. The decline in advertising and commerce revenues reflects the overall weakness in the advertising market, offset in part by the intercompany sale of advertising to other business segments of AOL Time Warner. The decline in content and other revenues is due to the absence in 2001 of revenues from World Championship Wrestling, an underperforming operation that the Company exited in 2001. For HBO, subscription revenues benefited primarily from an increase in the number of subscribers. For The WB Network, the increase in advertising and commerce revenues was driven by advertising rate increases, ratings increases in key demographic groups and the intercompany sale of advertising to other business segments of AOL Time Warner. EBITDA was higher due to improved results at the Turner cable networks, HBO and The WB Network. For the Turner cable networks, the increase in EBITDA was principally due to the increased subscription revenues, lower programming and marketing costs and other cost savings, offset in part by the advertising and commerce revenue declines. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the lower EBITDA losses were principally due to the increase in revenues.

         Music. Revenues decreased to $895 million in 2001, compared to $1.001 billion on a pro forma basis in 2000. EBITDA decreased to $87 million in 2001 from $129 million on a pro forma basis in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international recorded music operations, lower industry-wide recorded music sales and higher product returns. The decrease in EBITDA principally related to the reduction in revenues and higher marketing costs, including the cost of promoting new artists, offset in part by higher income from DVD manufacturing operations and lower artist royalty costs.

         Publishing. Revenues decreased to $1.187 billion in 2001, compared to $1.196 billion on a pro forma basis in 2000. EBITDA increased to $271 million in 2001 from $224 million on a pro forma basis in 2000. Revenues decreased primarily due to the reduction in domestic trade book publishing revenues from the sale of fewer major bestsellers in 2001, which more than offset a modest increase in revenues at magazine publishing. Advertising and commerce revenues increased slightly due to higher advertising and commerce revenues from the acquisition of the Times Mirror magazines group in the fourth quarter of 2000 and higher commerce revenues from direct marketing efforts at Time Life, offset almost entirely by lower advertising revenues that reflects the overall weakness in the advertising market. Subscription revenues increased slightly primarily from the acquisition of the Times Mirror magazines group. EBITDA increased principally as a result of increased cost savings and the absence in 2001 of digital media development costs and losses generated in 2000 by American
Family Enterprises ("AFE"), which was liquidated in the first quarter of 2001.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Consolidated Results

         AOL Time Warner had revenues of $18.282 billion and a net loss of $2.103 billion for the six months ended June 30, 2001, compared to revenues of $17.224 billion on a pro forma basis ($3.699 billion on a historical basis) and

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


a loss before the cumulative effect of an accounting change of $1.936 billion on a pro forma basis (net income of $771 million on a historical basis) for the six months ended June 30, 2000. After preferred dividend requirements, AOL Time Warner had basic and diluted net loss per common share of $.48 in 2001, compared to basic and diluted loss before the cumulative effect of an accounting change of $.46 per common share on a pro forma basis in 2000 (basic earnings per share of $.34 and diluted earnings per share of $.30 on a historical basis).

         As previously described, in addition to the consummation of the Merger, the comparability of AOL Time Warner's operating results for the first six months of 2001 and 2000 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $691 million of net pretax losses in 2001 and net pretax losses of $789 million on a pro forma basis in 2000 (net pretax income of $265 million on a historical basis). The aggregate net effect if these items were excluded from earnings would be to decrease basic and diluted net loss per common share by $.10 in 2001 and $.12 on a pro forma basis in 2000 (a decrease in basic and diluted earnings per share of $0.07 on a historical basis).

         Revenues. AOL Time Warner's revenues increased to $18.282 billion in 2001, compared to $17.224 billion on a pro forma basis in 2000 ($3.699 billion on a historical basis). This overall increase in revenues was driven by an increase in subscription revenues of 10% to $7.915 billion, an increase in advertising and commerce revenues of 5% to $4.331 billion and an increase in content and other revenues of 2% to $6.036 billion. This compares to $7.210 billion, $4.119 billion and $5.895 billion, respectively, on a pro forma basis for the six months ended June 30, 2000.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at the AOL, Cable and Networks segments and an increase in subscription rates at the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to increased advertising at the AOL and Cable segments and advertising rate increases and ratings increases in key demographic groups at The WB Network, offset in part by advertising declines at the Publishing segment and the Turner cable networks, reflecting the overall weakness in the advertising market, which may impact operating results for the third and fourth quarters. The increase in content and other revenues was principally due to increased revenues at the Filmed Entertainment segment, including the increased distribution of theatrical content, offset in part by lower revenue at the Music segment from the negative effect of changes in foreign currency rates on international recorded music sales and lower industry-wide international and domestic recorded music sales, which could continue for the remainder of the year.

         Also contributing to the advertising revenue growth at the segment level is an increase in intercompany advertising transactions ($155 million for the first six months of 2001, compared to $11 million for the first six months of 2000). This growth reflects the Company's belief in the effectiveness of advertising on AOL Time Warner properties. Consistent with this view, the Company has re-directed, and will continue to re-direct where possible, advertising to AOL Time Warner properties. This will serve to enhance the overall operating efficiencies and profitability of the Company through the cross-promotion of each segment's products and services. Such intercompany advertising sales, which are recorded by each segment at fair value as if the transactions were with third parties, benefit the revenues and EBITDA of the individual segments. These intercompany transactions are eliminated on a consolidated basis and, therefore, do not themselves impact consolidated revenues and EBITDA. However, to the extent third-party advertising spending has been substituted with advertising on AOL Time Warner properties, the Company's consolidated advertising expense, which reflects its level of spending with third parties, has been reduced and, as a result, the consolidated EBITDA and related profit margin has benefited.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Net Income (Loss) and Net Income (Loss) Per Common Share. AOL Time Warner's net loss decreased by $276 million to $2.103 billion in 2001, compared to $2.379 billion on a pro forma basis in 2000 (net income of $771 million on a historical basis). However, excluding the significant effect of the nonrecurring items referred to earlier, the net loss decreased by $188 million to $1.688 billion in 2001 from $1.876 billion on a pro forma basis in 2000. Similarly, adjusted basic and diluted net loss per common share, excluding the effect of significant nonrecurring items, decreased to $.38 in 2001, compared to an adjusted basic and diluted net loss per common share of $.44 on a pro forma basis in 2000. As discussed more fully below, this improvement principally resulted from an overall increase in AOL Time Warner's EBITDA and lower losses associated with the Company's asset securitization program, offset in part by higher depreciation, higher amortization and higher amortization of goodwill associated with certain investments accounted for under the equity method of accounting.

         Depreciation and Amortization. Depreciation and amortization increased to $4.483 billion in 2001 from $4.280 billion on a pro forma basis in 2000 ($206 million on a historical basis). This increase was due to increases in both depreciation, primarily due to higher capital spending at the Cable segment, and amortization. The higher amortization in 2001 was primarily due to goodwill generated from certain restructuring liabilities that were committed to by management in both the first and second quarters of 2001 and recorded as liabilities assumed in the purchase of Time Warner, and the absence in 2000 of amortization related to minor acquisitions consummated after the second quarter of 2000 that were accounted for under the purchase method of accounting.

         Interest Income (Expense), Net. Interest expense, net, increased to $671 million in 2001, from $668 million on a pro forma basis in 2000 (interest income, net, of $131 million on a historical basis), principally as a result of lower interest income due to the sale in 2001 of short-term investments, offset in part by lower market interest rates in 2001 and by the absence in 2001 of additional interest expense recognized in the second quarter of 2000 related to the Six Flags litigation.

         Other Income (Expense), Net. Other expense, net, increased to $1.105 billion in 2001 from $378 million on a pro forma basis in 2000 (other income, net, of $287 million on a historical basis). Other expense, net, increased primarily because of a noncash pretax charge in 2001 of $674 million to reduce the carrying value of certain investments, primarily due to declines in market values deemed to be other-than-temporary, higher amortization of goodwill associated with certain investments accounted for under the equity method of accounting and the absence in 2001 of $285 million of gains from the sale or exchange of certain investments in 2000. This overall increase was offset in part by lower losses on the Company's asset securitization programs, pretax gains on the exchange of various unconsolidated cable television systems in 2001 at TWE and the TWE Advance/Newhouse Partnership ("TWE-A/N") (attributable to the minority owners of TWE and TWE-A/N), pretax gains related to derivative instruments and the sale of certain investments and the absence in 2001 of noncash pretax charges in 2000 of $220 million to reduce the carrying value of the Company's investment in Columbia House and $24 million related to Six Flags litigation.

         Minority Interest (Expense). Minority interest expense increased to $180 million in 2001, compared to $111 million on a pro forma basis in 2000 (there was no minority interest expense on a historical basis). Minority interest expense increased principally due to the allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE and TWE-A/N attributable to the minority owners of TWE and TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network, offset in part by a higher allocation of losses at TWE in 2001 to MediaOne.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. AOL Time Warner had income tax expense of $276 million in the first half of 2001, compared to $353 million on a pro forma basis in the first half of 2000 ($479 million on a historical basis). Income taxes, for financial reporting purposes, benefited from the tax effect of the $674 million noncash pretax charge to reduce the carrying value of certain investments in the first six months of 2001, while $21 million of net pretax gains related to the sale or exchange of various cable television systems and investments in the first six months of 2000 resulted in additional income tax expense in that quarter. Excluding the tax effect of these items, the effective tax rate was consistent in each period. Income tax expense increased due to increases in EBITDA and the absence of one-time losses recorded in 2000, offset in part by an increase in depreciation expense. As of June 30, 2001, the Company had net operating loss carryforwards of approximately $11.8 billion, primarily resulting from stock option exercises, available to offset future U.S. federal taxable income.

Business Segment Results

         AOL. Revenues increased to $4.263 billion in 2001, compared to $3.699 billion in 2000. EBITDA increased to $1.485 billion in 2001, compared to $1.089 billion in 2000. Revenues increased due to an 8% increase in subscription revenues and a 31% increase in advertising and commerce revenues. During the second quarter, AOL announced a price increase of $1.95 per month in its unlimited usage plan for the domestic AOL service, effective for billing cycles after July 1, 2001.

         The growth in subscription revenues was principally due to an increase in subscribers, offset in part by a decline in the average subscription revenue per subscriber. The decrease in the average subscription revenue per subscriber is primarily due to certain promotional bundling programs that generate lower subscription revenues during introductory periods. The growth in advertising and commerce revenues was due to an overall increase in advertising, which also benefited from third-party advertising packages sold across multiple business segments of the Company and the intercompany sale of advertising to other business segments of AOL Time Warner. The 36% growth in EBITDA in 2001 is primarily due to the strong revenue growth and a decrease in network costs and selling, general and administrative costs as a percentage of subscription revenues, reflecting efficiencies AOL continues to gain as a result of its size and scale, as well as lower negotiated rates with its network providers. AOL's operating results also benefited from lower sales taxes and a reduction in bad debt expense associated with a substantial improvement in cash collections.

         Cable. Revenues increased to $3.336 billion in 2001, compared to $2.949 billion on a pro forma basis in 2000. EBITDA increased to $1.545 billion in 2001 from $1.379 billion on a pro forma basis in 2000. Revenues increased due to a 13% increase in subscription revenues and an 18% increase in advertising and commerce revenues.

         The increase in subscription revenues was due to an increase in basic cable rates, an increase in basic cable subscribers, an increase in digital cable subscribers and an increase in subscribers to high-speed online services. The increase in advertising and commerce revenues included the impact of third-party advertising packages sold across multiple business segments of the Company that were entered into in the second quarter and the intercompany sale of advertising to other business segments of AOL Time Warner. The operating results of the Cable division were affected by pretax gains of approximately $28 million recognized in 2000 relating to the sale or exchange of various cable

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


television systems. Excluding these gains, EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs, principally due to programming rate increases.

         Filmed Entertainment. Revenues increased to $4.105 billion in 2001, compared to $3.700 billion on a pro forma basis in 2000. EBITDA decreased to $363 million in 2001, compared to $398 million on a pro forma basis in 2000. Revenues grew due to increases at both Warner Bros. and the Turner filmed entertainment businesses.

         For Warner Bros., revenues benefited from the increased worldwide distribution of theatrical product, principally due to higher worldwide DVD sales and increased television licensing fees. For the Turner filmed entertainment businesses, revenues increased primarily due to significant syndication revenue from licensing arrangements for the second-cycle broadcasting rights for Seinfeld, higher international theatrical revenues and higher revenues from the distribution of theatrical product through pay-television and basic cable television exhibition. For Warner Bros., EBITDA decreased principally due to higher advertising and distribution costs because of an increase in the number and timing of new theatrical releases in comparison to the prior year comparable period, offset in part by the increased revenues. For the Turner filmed entertainment businesses, EBITDA decreased principally due to higher losses on the theatrical releases in comparison to the prior year comparable period, offset in part by the revenue gains.

         Networks. Revenues increased to $3.527 billion in 2001, compared to $3.406 billion on a pro forma basis in 2000. EBITDA increased to $893 million in 2001 from $711 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues with growth at the Turner cable networks and HBO and an increase in advertising and commerce revenues at The WB Network, offset in part by lower advertising and commerce revenues and lower content and other revenues at the Turner cable networks.

         For the Turner cable networks, subscription revenues benefited from an increase in the number of subscribers and higher rates, primarily led by revenue increases at TNT, CNN, TBS Superstation and Cartoon Network. Advertising and commerce revenues declined due to the overall weakness in the advertising market, offset in part by the intercompany sale of advertising to other business segments of AOL Time Warner. The decline in content and other revenues is due to the absence in 2001 of revenues from World Championship Wrestling, an underperforming operation that the Company exited in 2001. For HBO, subscription revenues benefited primarily from an increase in the number of subscribers. For The WB Network, the increase in advertising and commerce revenues was driven by advertising rate increases, ratings increases in key demographic groups and the intercompany sale of advertising to other business segments of AOL Time Warner. EBITDA was higher due to improved results at the Turner cable networks, HBO and The WB Network. For the Turner cable networks, the increase in EBITDA was principally due to the increased subscription revenues, lower programming and marketing costs and other cost savings, offset in part by the advertising and commerce revenue declines. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the lower EBITDA losses were principally due to the revenue gains.

         Music. Revenues decreased to $1.776 billion in 2001, compared to $1.935 billion on a pro forma basis in 2000. EBITDA decreased to $181 million in 2001 from $230 million on a pro forma basis in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international recorded music operations, lower industry-wide recorded music sales and higher product returns. The decrease in EBITDA principally related to the reduction in revenues and higher marketing costs, including the cost of promoting new artists, offset in part by higher income from DVD manufacturing operations and lower artist royalty costs.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Publishing. Revenues increased to $2.153 billion in 2001, compared to $2.135 billion on a pro forma basis in 2000. EBITDA increased to $384 million in 2001 from $318 million on a pro forma basis in 2000. Revenues increased primarily from a 5% increase in advertising and commerce revenues, offset in part by a decline in content and other revenues. Subscription revenues were relatively flat. The increase in advertising and commerce revenues was primarily due to increased advertising at In Style and Southern Living, the acquisition of the Times Mirror magazines group in the fourth quarter of 2000 and higher commerce revenues from direct marketing efforts at Time Life. EBITDA increased principally as a result of the increase in revenues, increased cost savings and the absence in 2001 of digital media development costs and losses generated by AFE, which was liquidated in the first quarter of 2001.

Acquisition of IPC Group Limited

         In July 2001, AOL Time Warner's Publishing segment entered into an agreement to acquire IPC Group Limited, the parent company of IPC Media ("IPC"), from Cinven, one of Europe's leading private equity firms, for approximately $1.5 billion. IPC is the leading consumer magazine publisher in the United Kingdom with approximately 100 brands, including Woman's Own, Marie Claire and Horse & Hound. The transaction is expected to close in the Fall of 2001 and is subject to customary closing conditions, including all necessary regulatory approvals. The acquisition will be accounted for by AOL Time Warner under the purchase method of accounting for business combinations.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2001

Financial Condition

         At June 30, 2001, AOL Time Warner had $20.5 billion of debt, $1.4 billion of cash and equivalents (net debt of $19.1 billion) and $156.1 billion of shareholders' equity, compared to $21.3 billion of debt, $3.3 billion of cash and equivalents (net debt of $18.0 billion), $575 million of mandatorily redeemable preferred securities of a subsidiary and $157.6 billion of shareholders' equity on a pro forma basis at December 31, 2000. On a historical basis, AOL Time Warner had $2.6 billion of cash and equivalents, $1.4 billion of debt and $6.8 billion of shareholders' equity at December 31, 2000.


Cash Flows

         During the first six months of 2001, AOL Time Warner's cash provided by operations amounted to $2.269 billion and reflected $4.612 billion of EBITDA and $206 million of proceeds received from AOL Time Warner's asset securitization program, less $592 million of net interest payments, $204 million of net income taxes paid, and $1.753 billion related to an increase in other working capital requirements. Cash provided by operations of $2.227 billion on a pro forma basis in the first six months of 2000 reflected $3.854 billion of EBITDA and $208 million of proceeds received from AOL Time Warner's asset securitization program, less $571 million of net interest payments, $190 million of net income taxes paid and $1.074 billion related to an increase in other working capital requirements.

         Cash used by investing activities was $675 million in the first six months of 2001, compared to $2.748 billion of cash used by investing activities on a pro forma basis in the first six months of 2000. The decrease in cash used by investing activities included $690 million of cash acquired in the Merger, $1.687 billion of proceeds received from the

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


sale of investments, offset in part by a $1.218 billion increase in the acquisitions of investments and capital expenditures of $1.834 billion. The proceeds received from the sale of investments primarily consist of the sale of short-term investments previously held by America Online. The increase in capital expenditures was primarily due to increased capital spending in the Cable segment related to digital cable boxes, high-speed modems and associated support equipment.

         Cash used by financing activities was $2.847 billion in the first six months of 2001, compared to $368 million on a pro forma basis in the first six months of 2000. The use of cash in 2001 resulted primarily from $1.589 billion of debt reduction, the repurchase of approximately 30.2 million shares of AOL Time Warner common stock at an aggregate cost of $1.376 billion under AOL Time Warner's $5 billion common stock repurchase program authorized in January 2001 and the redemption of mandatorily redeemable preferred securities of a subsidiary of $575 million, offset in part by $727 million of proceeds received principally from the exercise of employee stock options. Cash used by financing activities on a pro forma basis in the first six months of 2000 principally resulted from $501 million of debt reduction, the repurchase of approximately
1.4 million shares of AOL Time Warner common stock at an aggregate cost of $65 million and the payment of $131 million of dividends, offset in part by $479 million of proceeds received principally from the exercise of employee stock options. The lower level of share repurchases in the prior year relates to the suspension of Time Warner's share repurchase program in early 2000 as a result of the announced merger between America Online and Time Warner.

         AOL Time Warner evaluates operating performance based on several factors including free cash flow, which is defined as cash provided by operations after deducting capital expenditures, dividend payments and partnership distributions. The comparability of AOL Time Warner's free cash flow has been affected by certain significant transactions and nonrecurring items in each period. For the six months ended June 30, 2001, these items aggregated approximately $788 million of cash payments, primarily related to the Merger and certain litigation payments. For the six months ended June 30, 2000, these items aggregated approximately $104 million, also primarily related to the Merger. Excluding the effect of these nonrecurring items, free cash flow increased from $446 million on a pro forma basis in the first half of 2000 to $1.170 billion in the first half of 2001, primarily due to an increase in EBITDA. On an as reported basis, free cash flow for the six months ended
June 30, 2001 was $382 million, compared to $342 million on a pro forma basis for the six months ended June 30, 2000.

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

Common Stock Repurchase Program

         In January 2001, AOL Time Warner's Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. During the first six months of 2001, the Company repurchased 30.2 million shares at an aggregate cost of $1.376 billion.

Capital Spending

         AOL Time Warner's overall capital spending for the six months ended June 30, 2001 was $1.834 billion, an increase of $122 million over capital spending for the six months ended June 30, 2000 of $1.712 billion on a pro forma basis. AOL Time Warner capital spending and the related increase is principally at its Cable segment, as discussed more fully below. Also contributing to the AOL Time Warner capital spending levels is its AOL segment, which includes expenditures related to product development, offset in part by lower capital spending levels at AOL Time Warner's other business segments.

         AOL Time Warner's Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by the Cable segment amounted to $1.141 billion in the first six months of 2001, compared to $1.010 billion on a pro forma basis in 2000. Cable capital spending for the remainder of 2001 is expected to remain at comparable levels, reflecting spending on variable capital to facilitate the continued roll-out of the Cable segment's popular digital services, including digital cable and high-speed online services. At June 30, 2001, the Cable segment had 2.511 million digital cable subscribers, a 19.8% penetration of basic cable subscribers. This compares to 889 thousand digital cable subscribers, or a 7.1% penetration of basic cable subscribers at June 30, 2000. Similarly, the number of high-speed online customers grew to 1.409 million, or 8.1% of eligible homes, from 573 thousand, or 5.3% of eligible homes at June 30, 2000. Such rapid growth of subscribers to these digital services increased the variable

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


capital spending for digital cable boxes, high-speed modems and associated support equipment. Capital spending by the Cable segment is expected to continue to be funded by the Cable segment's operating cash flow.

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

         AOL Time Warner operates in highly competitive, consumer-driven and rapidly changing Internet, media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. AOL Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Other factors and risks could also cause actual results to differ from those contained in the forward-looking statements, including those identified in AOL Time Warner's other filings with the SEC and the following:

o For AOL Time Warner's America Online businesses, the ability to develop new products and services to remain competitive; the ability to develop or adopt new technologies; the ability to continue growth rates of the subscriber base; the ability to provide adequate server, network and system capacity; the risk of unanticipated increased costs for network services; increased competition from providers of Internet services; the ability to maintain or enter into new electronic commerce, advertising, marketing or content arrangements; the ability to maintain and grow market share in the enterprise software industry; the risks from changes in U.S. and international regulatory environments affecting interactive services; and the ability to expand successfully internationally.

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

o For AOL Time Warner's film businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

     (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments.

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

o For AOL Time Warner's print media and publishing businesses, unanticipated increases in paper, postal and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information; the ability to continue to develop new sources of circulation; and fluctuations in spending levels by businesses and consumers.

o The risks related to the continued successful integration of the businesses of America Online and Time Warner, including the costs related to the integration; and the failure of the Company to continue to realize the anticipated benefits of the combination of these businesses; the difficulty the financial market may have in valuing the business model of the Company; and fluctuating market prices that could cause the value of AOL
     Time Warner's stock to fail to reflect the historical value of America Online's and Time Warner's stock.

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

                              AOL TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               June 30,   December 31, December 31,
                                                                                 2001         2000         2000
                                                                              Historical  Pro Forma(a) Historical(a)
                                                                              ----------  ---------    ----------
ASSETS                                                                        (millions, except per share amounts)
Current assets
Cash and equivalents.......................................................  $   1,357    $   3,300     $  2,610
Short-term investments.....................................................          -          886          886
Receivables, less allowances of $1.446 billion, $1.725 billion and $97
     million...............................................................      5,106        6,033          613
Inventories................................................................      1,644        1,583           47
Prepaid expenses and other current assets..................................      1,987        1,908          515
                                                                              --------     --------      -------

Total current assets.......................................................     10,094       13,710        4,671

Noncurrent inventories and film costs......................................      7,248        6,235            -
Investments, including available-for-sale securities.......................     11,313        9,472        3,824
Property, plant and equipment..............................................     11,973       11,174        1,041
Music catalogues and copyrights............................................      2,942        2,500            -
Cable television and sports franchises.....................................     27,629       31,700            -
Brands and trademarks......................................................     10,750       10,000            -
Goodwill and other intangible assets.......................................    126,618      128,927          816
Other assets...............................................................      2,255        2,329          475
                                                                              --------     --------      -------

Total assets...............................................................   $210,822     $216,047      $10,827
                                                                              ========     ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable........................................................... $    1,976    $   2,125     $    105
Participations payable.....................................................      1,153        1,190            -
Royalties and programming costs payable....................................      1,450        1,488            -
Deferred revenue...........................................................      1,620        1,660        1,063
Debt due within one year...................................................         20           45            2
Other current liabilities..................................................      5,824        6,163        1,158
                                                                              --------     --------      -------

Total current liabilities..................................................     12,043       12,671        2,328

Long-term debt ............................................................     20,457       21,318        1,411
Deferred income taxes......................................................     12,622       15,165            -
Deferred revenue...........................................................      1,212        1,277          223
Other liabilities..........................................................      4,920        4,050           87
Minority interests.........................................................      3,481        3,364            -
Mandatorily redeemable preferred securities of a subsidiary holding
     solely debentures of a subsidiary of the Company......................          -          575            -

Shareholders' equity
Series LMCN-V Common Stock, $.01 par value, 171.2 million shares
     outstanding at June 30, 2001 and December 31, 2000 pro forma..........          2            2            -
AOL Time Warner (and America Online, as predecessor) Common Stock,
     $.01 par value, 4.273, 4.101 and 2.379 billion shares outstanding.....         42           41           24
Paid-in capital............................................................    156,371      155,796        4,966
Accumulated other comprehensive income, net................................         48           61           61
Retained earnings..........................................................       (376)       1,727        1,727
                                                                              --------     --------      -------

Total shareholders' equity.................................................    156,087      157,627        6,778
                                                                              --------     --------      -------

Total liabilities and shareholders' equity.................................   $210,822     $216,047      $10,827
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

See accompanying notes.

                              AOL TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                                 ----------------------------------     -------------------------------------
                                                    2001       2000         2000           2001       2000         2000
                                                 Historical Pro Forma(a) Historical(a)  Historical Pro Forma(a) Historical(a)
                                                 ---------- ---------    ----------     ---------- ---------    ----------
                                                                (millions, except per share amounts)
Revenues:
     Subscriptions .............................   $  4,058    $  3,682    $  1,185    $  7,915    $  7,210    $  2,338
     Advertising and commerce ..................      2,278       2,254         561       4,331       4,119       1,089
     Content and other .........................      2,866       2,972         139       6,036       5,895         272
                                                   --------    --------    --------    --------    --------    --------

     Total revenues(b) .........................      9,202       8,908       1,885      18,282      17,224       3,699
Costs of revenues(b) ...........................     (4,818)     (4,692)       (924)     (9,828)     (9,347)     (1,911)
Selling, general and administrative(b) .........     (2,327)     (2,485)       (476)     (4,698)     (4,740)       (908)
Amortization of goodwill and other intangible
     assets ....................................     (1,781)     (1,752)        (19)     (3,556)     (3,504)        (38)
Gain on sale or exchange of cable television
     systems ...................................         --          --          --          --          28          --
Merger-related costs ...........................         --         (41)        (10)        (71)        (87)        (10)
                                                   --------    --------    --------    --------    --------    --------

Operating income (loss) ........................        276         (62)        456         129        (426)        832

Interest income (expense), net .................       (352)       (340)         73        (671)       (668)        131
Other income (expense), net(b) .................       (233)       (274)          7      (1,105)       (378)        287
Minority interest income (expense) .............        (76)        (56)          1        (180)       (111)         --
                                                   --------    --------    --------    --------    --------    --------

Income (loss) before income taxes and cumulative
     effect of accounting change ...............       (385)       (732)        537      (1,827)     (1,583)      1,250

Income tax provision ...........................       (349)       (192)       (199)       (276)       (353)       (479)
                                                   --------    --------    --------    --------    --------    --------

Income (loss) before cumulative effect of
     accounting change .........................       (734)       (924)        338      (2,103)     (1,936)        771
Cumulative effect of accounting change, net of
     $295 million income tax benefit ...........         --          --          --          --        (443)         --
                                                   --------    --------    --------    --------    --------    --------

Net income (loss) ..............................       (734)       (924)        338      (2,103)     (2,379)        771
Preferred dividend requirements ................         --          (3)         --          --          (8)         --
                                                   --------    --------    --------    --------    --------    --------

Net income (loss) applicable to common shares ..   $   (734)   $   (927)   $    338    $ (2,103)   $ (2,387)   $    771
                                                   ========    ========    ========    ========    ========    ========
Basic income (loss) per common share before
     cumulative effect of accounting change ....   $  (0.17)   $  (0.22)   $   0.15    $  (0.48)   $  (0.46)   $   0.34
Cumulative effect of accounting change .........         --          --          --          --       (0.10)         --
                                                   --------    --------    --------    --------    --------    --------
Basic net income (loss) per common share .......   $  (0.17)   $  (0.22)   $   0.15    $  (0.48)   $  (0.56)   $   0.34
                                                   ========    ========    ========    ========    ========    ========

Average basic common shares ....................    4,434.9     4,291.1     2,312.0     4,423.8     4,270.6     2,305.0
                                                   ========    ========    ========    ========    ========    ========

Diluted income (loss) per common share before
     cumulative effect of accounting change ....   $  (0.17)   $  (0.22)    $  0.13    $  (0.48)   $  (0.46)   $   0.30
Cumulative effect of accounting change .........         --          --          --          --       (0.10)         --
                                                   --------    --------    --------    --------    --------    --------
Diluted net income (loss) per common share .....   $  (0.17)   $  (0.22)    $  0.13    $  (0.48)   $  (0.56)   $   0.30
                                                   ========    ========    ========    ========    ========    ========
Average diluted common shares ..................    4,434.9     4,291.1     2,599.0     4,423.8     4,270.6     2,603.5
                                                   ========    ========    ========    ========    ========    ========

--------
(a) AOL Time Warner's historical financial statements for prior periods represent the financial results of America Online, as predecessor to AOL Time Warner. In order to enhance comparability, pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including the reclassifications of each company's historical operating results to conform to the combined Company's financial statement presentation (Note 1).
(b) Includes the following income (expenses) resulting from transactions with related companies:

         Revenues................................ $    229    $   106     $   13  $    466   $    215    $    30
         Cost of revenues........................      (74)       (35)        (7)     (177)       (75)       (18)
         Selling, general and administrative.....        1         (7)         3       (12)       (10)         5
         Other income (expense), net.............       (1)        (7)         -        (2)       (14)         -

See accompanying notes.

                              AOL TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                 2001         2000         2000
                                                                              Historical  Pro Forma(a) Historical(a)
                                                                              ----------  ---------    ----------
                                                                                           (millions)
OPERATIONS
Net income (loss)..........................................................    $(2,103)     $(2,379)      $  771
Adjustments for noncash and nonoperating items:
     Cumulative effect of accounting change................................          -          443            -
     Depreciation and amortization.........................................      4,483        4,280          206
     Amortization of film costs............................................      1,066          910            -
     Loss on writedown of investments......................................        674            -            -
     Gain on sale of investments...........................................        (33)        (334)        (289)
     Gain on sale or exchange of cable systems and investments.............          -          (21)           -
     Equity in losses of investee companies after distributions............        584          670            4
Changes in operating assets and liabilities, net of acquisitions...........     (2,402)      (1,342)         297
                                                                                ------       ------       ------

Cash provided by operations................................................      2,269        2,227          989
                                                                                ------       ------       ------

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents.......................        690            -            -
Investments and acquisitions...............................................     (1,218)      (1,713)      (1,410)
Capital expenditures.......................................................     (1,834)      (1,712)        (364)
Investment proceeds........................................................      1,687          755          498
Other......................................................................          -          (78)         (54)
                                                                                ------       ------       ------

Cash used by investing activities..........................................       (675)      (2,748)      (1,330)
                                                                                ------       ------       ------

FINANCING ACTIVITIES
Borrowings.................................................................      6,245        1,374          112
Debt repayments............................................................     (7,834)      (1,875)          (4)
Borrowings against future stock option proceeds............................          -            2            -
Repayments of borrowings against future stock option proceeds..............          -         (110)           -
Redemption of mandatorily redeemable preferred securities of subsidiary....       (575)           -            -
Proceeds from exercise of stock option and dividend reimbursement plans....        727          479          169
Repurchases of common stock................................................     (1,376)         (65)           -
Dividends paid and partnership distributions...............................        (53)        (173)           -
Other......................................................................         19            -            -
                                                                                ------       ------       ------

Cash provided (used) by financing activities...............................     (2,847)        (368)         277
                                                                                ------       ------       ------

DECREASE IN CASH AND EQUIVALENTS...........................................     (1,253)        (889)         (64)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................................      2,610        3,838        2,554
                                                                                ------       ------       ------

CASH AND EQUIVALENTS AT END OF PERIOD......................................     $1,357       $2,949       $2,490
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


See accompanying notes.

                              AOL TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                                 2001       2000
                                                                                              Historical Historical
                                                                                              ---------- ----------
                                                                                                   (millions)
BALANCE AT BEGINNING OF PERIOD............................................................   $  6,778     $6,331

Issuance of common stock in connection with America Online-Time Warner merger.............    146,430          -
Reversal of America Online's deferred tax valuation allowance.............................      4,419          -
                                                                                             --------     ------

Balance at beginning of period, adjusted to give effect to the America Online-
   Time Warner merger.....................................................................    157,627      6,331

Net income (loss).........................................................................     (2,103)       771
Other comprehensive loss (a)(b)...........................................................         (3)    (1,591)
                                                                                             --------     -------
Comprehensive loss........................................................................     (2,106)      (820)

Repurchases of AOL Time Warner common stock...............................................     (1,376)         -
Other, principally shares issued pursuant to stock option and benefit plans,
   including $1.180 billion and $469 million of tax benefit...............................      1,942        649
                                                                                             --------     ------

BALANCE AT END OF PERIOD..................................................................   $156,087     $6,160
                                                                                             ========     ======

-------------------
(a) 2001 includes a $408 million reduction (net of an approximate $163 million tax effect) related to the write-down of certain investments from a decline in market value determined to be other-than-temporary.
(b) Comprehensive loss was $787 million for the three months ended June 30, 2001 and $601 million for the three months ended June 30, 2000.


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

         Each of the business interests within AOL, Cable, Filmed Entertainment, Networks, Music and Publishing is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading worldwide Internet services, such as the AOL and Compuserve services, leading Web brands, such as Digital City, Netscape, AOL Moviefone and MapQuest, instant messaging services, such as ICQ and AOL Instant Messenger, and AOL music properties, such as Spinner.com, Winamp and SHOUTcast,
(2) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (3) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (4) leading television networks, such as The WB Network, HBO, Cinemax, CNN, TNT, TBS Superstation and Cartoon Network, (5) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International and (6) magazine franchises, such as Time, People and Sports Illustrated.

         Financial information for AOL Time Warner's various business segments is presented herein as an indication of financial performance (Note 10). AOL Time Warner's principal business segments generate significant cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized primarily in connection with the America Online-Time Warner merger. Noncash amortization of intangible assets recorded by AOL Time Warner's business segments amounted to $1.781 billion for the second quarter of 2001 and $1.752 billion on a pro forma basis for the second quarter of 2000 ($19 million on a historical basis). Noncash amortization of intangible assets recorded by AOL Time Warner's business segments amounted to $3.556 billion for the six months ended June 30, 2001 and $3.504 billion on a pro forma basis for the six months ended June 30, 2000 ($38 million on a historical basis).

Acquisition of IPC Group Limited

         In July 2001, AOL Time Warner's Publishing segment entered into an agreement to acquire IPC Group Limited, the parent company of IPC Media ("IPC"), from Cinven, one of Europe's leading private equity firms, for approximately $1.5 billion. IPC is the leading consumer magazine publisher in the United Kingdom with approximately 100 brands, including Woman's Own, Marie Claire and Horse & Hound. The transaction is expected to close in the Fall of 2001 and is subject to customary closing conditions, including all necessary regulatory approvals. The acquisition will be

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


accounted for by AOL Time Warner under the purchase method of accounting for business combinations.

Basis of Presentation

America Online-Time Warner Merger

         The company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. The financial results for Time Warner have been included in AOL Time Warner's results since January 1, 2001, as permitted under generally accepted accounting principles. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. A preliminary allocation of the excess of the purchase price, including transaction costs, over the book value of the net assets acquired has been made to goodwill and other intangible assets, including film and television libraries, music catalogues and copyrights, cable television and sports franchises, and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

                                                                           Weighted-Average
                                                                              Useful Life
                                                                              -----------
                                                                                (Years)
         Film and television libraries.......................................     17
         Music catalogues and copyrights.....................................     20
         Cable television and sports franchises..............................     25
         Brands and trademarks...............................................     34
         Subscriber lists....................................................      5
         Goodwill............................................................     25

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

         As discussed further below, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. Consequently, goodwill and some intangible assets recognized in connection with the Merger will no longer be amortized, beginning in the first quarter of 2002.

         Because the Merger was not consummated on or before December 31, 2000, the accompanying consolidated financial statements and notes for 2000 reflect only the financial results of America Online, as predecessor to AOL Time Warner. However, in order to enhance comparability, pro forma consolidated financial statements are presented

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


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

o Time Warner's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a separate reportable segment;

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

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of America Online, predecessor to AOL Time Warner, included in AOL Time Warner's Annual Report on Form 10-K for the year ended December 31, 2000, as amended (the "2000 Form 10-K") and the audited consolidated financial statements of Time Warner for the year ended December 31, 2000, included in AOL Time Warner's Current Report on Form 8-K/A, dated January 11, 2001 (filed February 9, 2001) (the "Time Warner 2000 Financial Statements"). Included in the Time Warner 2000 Financial Statements is a summary of significant accounting policies used in determining the financial position, cash flows and results of operations of Time Warner's business segments.

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

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


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

Revenue Classification Changes

Securities and Exchange Commission Staff Accounting Bulletin No. 101

         In the fourth quarter of 2000, both America Online and Time Warner adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While both America Online's and Time Warner's existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified in the AOL, Networks and Music segments. As a result of applying the provisions of SAB 101, the Company's revenues and costs were reduced by an equal amount of $97 million on a pro forma basis during the second quarter of 2000 ($44 million on a historical basis) and $188 million on a pro forma basis for the six months ended June 30, 2000 ($77 million on a historical basis).


Emerging Issues Task Force Issue No. 00-25

         In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 will be effective for AOL Time Warner in the first quarter of 2002. EITF 00-25 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. While AOL Time Warner is in the process of evaluating the overall impact of EITF 00-25 on its consolidated financial statements, it is not expected that EITF 00-25 will have a material impact on AOL Time Warner's consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on AOL Time Warner's consolidated financial statements.

Accounting for Business Combinations

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for AOL Time Warner in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. AOL Time Warner is in the process of quantifying the anticipated impact of adopting the provisions of FAS 142, which is expected to be significant.

         Upon adoption, AOL Time Warner will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Based on the current levels of goodwill, this would reduce amortization expense and, with respect to equity investees, it would reduce other expense, net, by approximately $5.3 billion and $600 million, respectively. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping goodwill amortization and the amortization of goodwill included in the carrying value of equity investees would be to increase AOL Time Warner's annual net income by approximately $5.9 billion. In addition, AOL Time Warner is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. As a result of this process, AOL Time Warner may stop amortizing an additional $25 billion to $40 billion of intangible assets. This could result in an additional reduction of pretax amortization of approximately $1.0 billion to $1.5 billion, which will have a corresponding after-tax increase in AOL Time Warner's net income of $600 million to $900 million.

Reclassifications

         Certain reclassifications have been made to the prior year's financial information to conform to the 2001 presentation, including reclassifications of each company's historical results as previously discussed.

2. MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, the Company has reviewed its operations and implemented several plans to restructure the operations of America Online and Time Warner ("restructuring plans"). As part of the restructuring plans, the Company recorded a restructuring liability of approximately $965 million during the first quarter of 2001. The Company recorded an additional $65 million liability during the second quarter as additional initiatives met the accounting criteria required for recognition. The restructuring liability represents costs to be incurred for exiting and consolidating activities of the Company, as well as costs incurred to terminate employees throughout the Company.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


         The restructuring plans also include $71 million, primarily related to the AOL segment, which was expensed in the first quarter of 2001 in accordance with generally accepted accounting principles and is included in "Merger-related costs" in the accompanying consolidated statement of operations. These merger-related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Time Warner. The remaining costs to be incurred in connection with the restructuring plans were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire
Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

         Of the total restructuring costs, $630 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $95 million were made in the second quarter of 2001 and approximately $135 million were made in the first six months of 2001. As of June 30, 2001, the remaining liability of approximately $495 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring charge also includes approximately $400 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company plans to consolidate certain operations and exit other under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment and the World Championship Wrestling operations included in the Networks segment. The restructuring charge associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $40 million in the second quarter of 2001 and approximately $60 million in the first six months of 2001. As of June 30, 2001, the remaining liability of $340 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The merger-related costs and restructuring liabilities recorded are based on the Company's restructuring plans that have been committed to by management. These restructuring plans are expected to be broadened to include additional restructuring initiatives in the third and fourth quarters as management continues to evaluate the integration of the combined companies and completes its purchase price allocation. Depending on the nature of the restructuring, such costs will either become part of the restructuring liability or included in merger-related costs.

         Selected information relating to the restructuring plans follows (in millions):

                                                      Employee           Other
                                                     Termination      Exit Costs         Total
                                                     ------------     ------------    ------------
Initial accruals                                           $565             $400            $965

Incremental accruals                                         65                -              65

Cash paid                                                  (135)             (60)           (195)
                                                     ------------     ------------    ------------

Restructuring liability as of June 30, 2001                $495              $340           $835
                                                     ============     ============    ============

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


3. SIGNIFICANT TRANSACTIONS

Investment-Related Activity

         During the first quarter of 2001, there was a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company's portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments and restricted securities. As a result, the Company recorded a $620 million noncash pretax charge to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that had experienced other-than-temporary declines. The charge has been included in other income (expense), net, in the accompanying consolidated statement of operations for the six months ended June 30, 2001. In addition, the Company recognized a noncash pretax charge in the second quarter of 2001 of approximately $54 million to reduce the carrying value of certain investments, primarily due to declines in market values deemed to be other-than-temporary. This charge was almost entirely offset by pretax gains related to derivative instruments and the sale of certain investments also in the second quarter of 2001.

         During the first quarter of 2000, the Company recognized pretax gains of approximately $285 million from the sale of certain investments ($275 million on a historical basis). These gains have been included in other income (expense), net, on both a historical and pro forma basis in the accompanying consolidated statement of operations for the six months ended June 30, 2001.

Gain on Sale or Exchange of Cable Television Systems And Investments

         In 2000, largely in an ongoing effort to enhance its geographic clustering of cable television properties, the Company sold or exchanged various cable television systems and investments. In connection with the sale or exchange of consolidated cable television systems, $28 million of net pretax gains were recognized in the first quarter of 2000 and are included in operating income (loss) in the accompanying consolidated statement of operations on a pro forma basis for the six months ended June 30, 2000. In connection with the sale or exchange of unconsolidated cable television systems, approximately $7 million of net pretax losses were recognized in the second quarter of 2000 and are included in other income (expense), net, in the accompanying consolidated statement of operations on a pro forma basis for the three and six months ended June 30, 2000.

Columbia House Investment Write-Down

         In March 2000, the proposed merger between CDNOW, Inc. and Columbia House was terminated. In connection with the termination of the merger, the risk associated with the timely execution of certain strategic alternatives for Columbia House's operations and the transformation of Columbia House's traditional business model to an online one increased. As a result, Time Warner's management concluded that the decline in Columbia House's business was likely to continue through the near term. As such, the Company recorded a $220 million noncash pretax charge in the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in other income (expense), net, on a pro forma basis in the accompanying consolidated statement of operations.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Six Flags

         In December 1998, a jury returned an adverse verdict in the Six Flags Entertainment Corporation ("Six Flags") litigation in the amount of $454 million. TWE and its former 51% partner in Six Flags were financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves, which consisted of the unrecognized portion of the deferred gain on the 1998 sale of Six Flags and accrued interest. The $50 million charge is classified in two components in the accompanying consolidated statement of operations on a pro forma basis for the three and six months ended June 30, 2000; $26 million of the charge, representing an accrual for additional interest, is included in interest income (expense), net, and the remaining $24 million is included in other income (expense), net.

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

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. TWE's net loss for the six months ended June 30, 2001 reflects additional amortization generated by the intangible assets and goodwill established in connection with this allocation. TWE reported a net loss of $582 million for the six months ended June 30, 2001 and a net loss of $1.287 billion, including a $524 million noncash charge related to the cumulative effect of an accounting change, on a pro forma basis for the first six months in 2000 ($155 million net loss on a historical basis). Because of the priority rights over allocations of income/loss and distributions of TWE held by the AOL Time Warner

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


General Partners, $540 million of TWE's loss for the six months ended June 30, 2001 was allocated to AOL Time Warner and $42 million was allocated to MediaOne. However, the allocation of a portion of TWE's loss to MediaOne in 2001 was entirely offset by the allocation to MediaOne of pretax gains attributable to MediaOne that were recognized in connection with the sale or exchange of various cable television systems at TWE. For the six months ended June 30, 2000, all of TWE's net loss was allocated to AOL Time Warner and none was allocated to MediaOne.

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

6. INVENTORIES

         Inventories and film costs consist of:

                                                                                  June 30, 2001   December 31, 2000
                                                                                  -------------   -----------------
                                                                                   Historical         Pro Forma
                                                                                   ----------         ---------
                                                                                            (millions)
Programming costs, less amortization..............................................     $2,362           $2,097
Magazines, books, recorded music and other merchandise............................        591              614
Film costs-Theatrical:
     Released, less amortization..................................................        755              916
     Completed and not released...................................................        368              242
     In production................................................................        971              776
     Development and pre-production...............................................         65               91
Film costs-Television:
     Released, less amortization..................................................        282              220
     Completed and not released...................................................         36              196
     In production................................................................          9               76
     Development and pre-production...............................................          4                5

Film costs-Library, less amortization.............................................      3,449            2,585
                                                                                       ------            -----

Total inventories and film costs..................................................      8,892            7,818
Less current portion of inventory.................................................      1,644            1,583
                                                                                       ------            -----

Total noncurrent inventories and film costs.......................................     $7,248           $6,235
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

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


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

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


9. SHAREHOLDERS' EQUITY

Common Stock Repurchase Program

         In January 2001, AOL Time Warner's Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. During the first six months of 2001, the Company repurchased 30.2 million shares at an aggregate cost of $1.376 billion.

Income (Loss) Per Common Share Before Cumulative Effect of Accounting Change

         Set forth below is a reconciliation of basic and diluted income (loss) per common share before the cumulative effect of an accounting change for each period.


                                                  Three Months Ended June 30,               Six Months Ended June 30,
                                              ------------------------------------  -------------------------------------
                                                 2001         2000       2000           2001        2000        2000
                                                              Pro                                    Pro
                                              Historical(a) Forma(a) Historical(a)  Historical(a)  Forma(a)  Historical(a)
                                              ----------    -----    ----------     ----------     -----     ----------
                                                                     (millions, except per share amounts)
Income (loss) applicable to common
     shares before cumulative effect of
     accounting change - basic..............      $(734)      $(927)   $  338         $(2,103)     $(1,944)     $  771
Interest savings, net of tax(b).............          -           -         2               -            -           4
                                                -------     -------   -------         -------      -------     -------
Income (loss) applicable to common shares
     before cumulative effect of accounting
     change - diluted.......................      $(734)      $(927)   $  340         $(2,103)     $(1,944)     $  775
                                                =======     =======   =======         =======      =======     =======
Average number of common shares
     outstanding - basic....................    4,434.9     4,291.1   2,312.0         4,423.8      4,270.6     2,305.0
Dilutive effect of stock options............          -           -     249.0               -            -       260.5
Dilutive effect of convertible debt.........          -           -      38.0               -            -        38.0
                                                -------     -------   -------         -------      -------     -------
Average number of common shares
     outstanding - diluted..................    4,434.9     4,291.1   2,599.0         4,423.8      4,270.6     2,603.5
                                                =======     =======   =======         =======      =======     =======

Income (loss) per common share before
     cumulative effect of accounting change:
       Basic................................    $ (0.17)     $(0.22)    $0.15          $(0.48)      $(0.46)      $0.34
       Diluted..............................    $ (0.17)     $(0.22)    $0.13          $(0.48)      $(0.46)      $0.30

---------------
(a) In determining the average number of common shares outstanding on a dilutive basis ("dilutive shares"), consideration is given to the potentially dilutive effect of stock options, convertible debt and convertible preferred stock ("common stock equivalents"). To the extent the impact of any such common stock equivalents is antidilutive, they are excluded from the calculation of dilutive shares. For the three months ended June 30, 2001 and on a pro forma basis in 2000, the dilutive shares excluded aggregate incremental shares related to these common stock equivalents of approximately 185 million and 332 million (approximately 33 million on a historical basis in 2000), respectively. For the six months ended June 30, 2001 and on a pro forma basis in 2000, the dilutive shares excluded aggregate incremental shares related to these common stock equivalents of approximately 189 million and 349 million (approximately 29 million on a historical basis in 2000), respectively.

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

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


         Information as to the operations of AOL Time Warner in different business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets ("EBITDA").

         Prior to the Merger, America Online, predecessor to AOL Time Warner, classified its business interests into two reportable segments, the Interactive Services Group and the Netscape Enterprise Group. As a result of the Merger, and the addition of Time Warner's business interests, AOL Time Warner management assessed the manner in which financial information is reviewed in making operating decisions and assessing performance, and concluded that America Online would be treated as one separate and distinct reportable segment. In accordance with FASB Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," AOL Time Warner has reclassified its 2000 historical segment presentation to reflect America Online as one reportable segment. In order to enhance comparability, supplemental pro forma operating results for 2000 have been presented as if the Merger had occurred at the beginning of the year.

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

                                                                            Three Months                    Six Months
                                                                           Ended June 30,                  Ended June 30,
                                                                    ----------------------------    ---------------------
                                                                           2001      2000(a)           2001      2000(a)
                                                                        Historical  Pro Forma       Historical  Pro Forma
                                                                        ----------  ---------       ----------  ---------
                                                                                         (millions)
Revenues
AOL....................................................................   $2,138     $1,885         $ 4,263    $ 3,699
Cable..................................................................    1,711      1,502           3,336      2,949
Filmed Entertainment...................................................    1,893      1,804           4,105      3,700
Networks...............................................................    1,828      1,796           3,527      3,406
Music..................................................................      895      1,001           1,776      1,935
Publishing.............................................................    1,187      1,196           2,153      2,135
Intersegment elimination...............................................     (450)      (276)           (878)      (600)
                                                                          ------     ------         -------    -------

Total business segment revenues........................................   $9,202     $8,908         $18,282    $17,224
                                                                          ======     ======         =======    =======

-------------------
(a) 2001 revenues reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma revenues for 2000 are provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical revenues were $1.885 billion for the three months ended June 30, 2000 and $3.699 billion for the first six months of 2000.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                                            Three Months            Six Months
                                                                            Ended June 30,         Ended June 30,
                                                                      -----------------------   -------------------
                                                                           2001      2000(a)     2001      2000(a)
                                                                        Historical  Pro Forma Historical  Pro Forma
                                                                        ----------  --------- ----------  ---------
                                                                                         (millions)
EBITDA(b)
AOL....................................................................   $  801    $  583     $1,485     $1,089
Cable(c)...............................................................      777       685      1,545      1,379
Filmed Entertainment...................................................      250       213        363        398
Networks...............................................................      444       376        893        711
Music..................................................................       87       129        181        230
Publishing.............................................................      271       224        384        318
Corporate..............................................................      (71)      (76)      (145)      (160)
Merger-related costs...................................................        -       (41)       (71)       (87)
Intersegment elimination...............................................      (22)      (16)       (23)       (24)
                                                                          ------    ------     ------     ------

Total business segment EBITDA..........................................   $2,537    $2,077     $4,612     $3,854
                                                                          ======    ======     ======     ======

---------------
(a) 2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical EBITDA, which includes certain corporate-related expenses, was $554 million for the three months ended June 30, 2000 and $1.038 billion for the six months ended June 30, 2000.
(b) EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, AOL Time Warner's operating income (loss) for the second quarter was $276 million in 2001 and $(62) million on a pro forma basis in 2000 (operating income of $456 million on a historical basis). AOL Time Warner's operating income (loss) for the first six months of the year was $129 million in 2001 and $(426) million on a pro forma basis in 2000 (operating income of $832 million on a historical basis).
(c) Includes pretax gains of approximately $28 million in the first six months of 2000 relating to the sale or exchange of certain consolidated cable television systems.

                                                                             Three Months           Six Months
                                                                             Ended June 30,        Ended June 30,
                                                                        ---------------------   -------------------
                                                                           2001      2000(a)     2001      2000(a)
                                                                        Historical  Pro Forma Historical  Pro Forma
                                                                        ----------  --------- ----------  ---------
                                                                                         (millions)
Depreciation of Property, Plant and Equipment
AOL....................................................................    $  99      $ 79       $200       $168
Cable..................................................................      272       203        514        402
Filmed Entertainment...................................................       23        23         45         48
Networks...............................................................       39        42         78         75
Music..................................................................       24        21         46         41
Publishing.............................................................       17        15         33         33
Corporate..............................................................        6         4         11          9
                                                                            ----      ----       ----       ----

Total business segment depreciation....................................     $480      $387       $927       $776
                                                                            ====      ====       ====       ====

-------------------
(a) 2001 depreciation reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma depreciation for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical depreciation was $79 million for the three months ended June 30, 2000 and $168 million for the first six months of 2000.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                                            Three Months            Six Months
                                                                           Ended June 30,          Ended June 30,
                                                                        --------------------  ---------------------
                                                                           2001      2000(a)     2001      2000(a)
                                                                        Historical  Pro Forma Historical  Pro Forma
                                                                        ----------  --------- ----------  ---------
                                                                                         (millions)
Amortization of Intangible Assets(b)
AOL....................................................................  $    33    $   19     $   68     $   38
Cable..................................................................      630       664      1,256      1,328
Filmed Entertainment...................................................      119       130        237        260
Networks...............................................................      479       487        953        974
Music..................................................................      209       180        415        360
Publishing.............................................................      231       205        464        410
Corporate..............................................................       80        67        163        134
                                                                          ------    ------     ------     ------

Total business segment amortization....................................   $1,781    $1,752     $3,556     $3,504
                                                                          ======    ======     ======     ======

-------------------
(a) 2001 amortization reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma amortization for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical amortization was $19 million for the three months ended June 30, 2000 and $38 million for the first six months of 2000.
(b) Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the $147 billion acquisition of Time Warner in 2001.

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

                                                                                             June 30,     December 31,
                                                                                               2001         2000
                                                                                            Historical    Pro Forma
                                                                                            ----------    ---------
                                                                                                   (millions)
Assets
AOL......................................................................................... $  6,626    $  6,647
Cable.......................................................................................   72,921      77,217
Filmed Entertainment........................................................................   18,602      18,791
Networks....................................................................................   52,238      54,152
Music.......................................................................................   18,689      18,171
Publishing..................................................................................   27,225      25,130
Corporate...................................................................................   14,521      15,939
                                                                                             --------    --------

Total business segment assets............................................................... $210,822    $216,047
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

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


defend them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given their current status.

         On April 17, 2001, plaintiffs in Playmedia Systems Inc. v. AOL Time Warner Inc. et al. filed a complaint in the U.S. District Court for the Central District of California asserting copyright infringement based on a claim that use of a software decoder in the AOL Media Player exceeds the scope of the prior license Playmedia had granted to a subsidiary of America Online. Plaintiffs have filed a motion for preliminary injunction, which is to be heard August 30, 2001. The Company believes that the lawsuit is without merit and intends to defend against it vigorously, but is unable to predict the outcome or reasonably estimate a range of possible loss given its current status.

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

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001.

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

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


12.      ADDITIONAL FINANCIAL INFORMATION

Cash Flows

         Additional financial information with respect to cash flows is as follows:

                                                                                    Six months ended June 30,
                                                                           --------------------------------------------
                                                                                  2001         2000         2000
                                                                               Historical    Pro Forma   Historical
                                                                               ----------    ---------   ----------
                                                                                            (millions)
         Cash payments made for interest...................................      $ 705       $  753         $  7
         Interest income received..........................................        113          182          158
         Cash payments made for income taxes...............................        229          209            -
         Income tax refunds received.......................................         25           19            -

Other Income (Expense), Net

         Other income (expense), net, consists of:

                                                             Three Months Ended June 30,         Six Months Ended June 30,
                                                            ----------------------------       -----------------------------
                                                               2001       2000      2000       2001       2000      2000
                                                            Historical Pro Forma Historical Historical Pro Forma  Historical
                                                            ---------- --------- ---------- ---------- ---------  ----------
                                                                                        (millions)
Write-down of investments(a)................................  $ (54)     $   -     $   -     $ (674)    $   -      $   -
Write-down of investment in Columbia House..................      -          -         -          -      (220)         -
Net gains on derivative instruments and the sale of
     investments(b).........................................     50          9        10         42       342        289
Other investment-related activity, principally
     losses of equity investees(c)..........................   (211)      (233)        5       (427)     (409)         5
Losses on asset securitization programs.....................    (16)       (49)        -        (36)      (74)         -
Miscellaneous...............................................     (2)        (1)       (8)       (10)      (17)        (7)
                                                              -----      -----     -----    -------    ------      -----
Total other income (expense), net...........................  $(233)     $(274)    $   7    $(1,105)    $(378)     $ 287
                                                              ======     =====     =====    =======    ======      =====

-------------------

(a) For the first six months of 2001, includes a $620 million noncash pretax charge to reduce the carrying value of certain investments in AOL Time Warner's investment portfolio, primarily due to declines in the market values deemed to be other than temporary.
(b) For the first six months of 2000 on a pro forma basis, includes $285 million ($275 million on a historical basis) related to the sale of certain investments.
(c) For the three months ended June 30, 2001, includes approximately $143 million in 2001 and $98 million on a pro forma basis in 2000 of amortization of goodwill associated with certain investments accounted for using the equity method of accounting, primarily related to the Merger. For the first six months of 2001, includes approximately $286 million in 2001 and $196 million on a pro forma basis in 2000 of goodwill amortization associated with certain investments accounted for using the equity method of accounting.

Other Current Liabilities

         Other current liabilities consist of:

                                                                                June 30,   December 31, December 31,
                                                                                  2001         2000         2000
                                                                               Historical    Pro Forma   Historical
                                                                               ----------    ---------   ----------
                                                                                            (millions)
         Accrued expenses..................................................     $5,021       $4,936       $1,047
         Accrued compensation..............................................        740        1,085          111
         Accrued income taxes..............................................         63          142            -
                                                                               -------      -------    ---------
         Total.............................................................     $5,824       $6,163       $1,158
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


                      Consolidating Statement of Operations
                    For The Three Months Ended June 30, 2001

                                            AOL                                          Non-                       AOL Time
                                           Time  America   Time        TW              Guarantor                     Warner
                                          Warner  Online   Warner   Companies   TBS   Subsidiaries  Eliminations  Consolidated
                                          ------  ------   ------   ---------   ---   ------------  ------------  ------------
                                                                        (millions)
Revenues................................  $   -   $1,598  $     -    $   -     $ 223    $ 7,420       $  (39)      $ 9,202
                                          -----   ------  -------    -----     -----    -------       ------       -------

Cost of revenues........................      -     (797)       -        -      (112)    (3,948)          39        (4,818)
Selling, general and administrative.....     (9)    (342)      (8)      (3)      (34)    (1,931)           -        (2,327)
Amortization of goodwill and other
   intangible assets....................    (84)      (5)       -        -       (93)    (1,599)           -        (1,781)
Merger-related costs....................      -        -        -        -         -          -            -             -
                                          -----   ------  -------    -----     -----    -------       ------       -------

Operating income (loss).................    (93)     454       (8)      (3)      (16)       (58)           -           276

Equity in pretax income of consolidated
   subsidiaries.........................   (237)     198     (873)    (556)      (94)         -        1,562             -
Interest income (expense), net..........    (57)      15       (3)     (93)      (38)      (176)           -          (352)
Other income (expense), net.............      2      (15)       1       (9)       (3)      (153)         (56)         (233)
Minority interest.......................      -        -       (6)      -          -        (70)           -           (76)
                                          -----   ------  -------    -----     -----    -------       ------       -------

Income (loss) before income taxes.......   (385)     652     (889)    (661)     (151)      (457)       1,506          (385)
Income tax benefit (provision)..........   (349)    (258)    (151)    (131)      (78)      (324)         942          (349)
                                          -----   ------  -------    -----     -----    -------       ------       -------

Net income (loss).......................  $(734)  $  394  $(1,040)   $(792)    $(229)   $  (781)      $2,448       $  (734)
                                          =====   ======  =======    =====     =====    =======       ======       =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                      Consolidating Statement of Operations
                    For The Three Months Ended June 30, 2000

                                                America
                                                 Online
                                              (predecessor                                Non-                        AOL Time
                                                 to AOL      Time       TW             Guarantor                      Warner
                                              Time Warner)  Warner  Companies   TBS   Subsidiaries   Eliminations  Consolidated
                                              ------------  ------  ---------   ----  ------------   ------------  ------------
                                                                             (millions)
Revenues.....................................   $ 1,479    $    -    $    -   $    -     $  406        $    -         $ 1,885
                                                -------    ------    ------   ------     ------        ------           -----
Cost of revenues.............................      (749)        -         -        -       (175)            -            (924)
Selling, general and administrative..........      (372)        -         -        -       (104)            -            (476)
Amortization of goodwill and other
   intangible assets.........................         -         -         -        -        (19)            -             (19)
Merger-related costs.........................         3         -         -        -        (13)            -             (10)
                                                -------    ------    ------   ------     ------        ------           -----
Operating income.............................       361         -         -        -         95             -             456
Equity in pretax income of consolidated
   subsidiaries..............................       101         -         -        -          -          (101)              -
Interest income, net.........................         -         -         -        -         73             -              73
Other income (expense), net..................        77         -         -        -        (70)            -               7
Minority interest............................         -         -         -        -          1             -               1
                                                -------    ------    ------   ------     ------        ------           -----

Income before income taxes...................       539         -         -        -         99          (101)            537
Income tax provision.........................      (201)        -         -        -          2             -            (199)
                                                -------    ------    ------   ------     ------        ------           -----

Net income...................................   $   338    $    -    $    -   $    -     $  101        $ (101)          $ 338
                                                =======    ======    ======   ======     ======        ======           =====

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                      Consolidating Statement of Operations
                     For The Six Months Ended June 30, 2001

                                                    America
                                                    Online
                                           AOL   (predecessor                            Non-                        AOL Time
                                          Time      to AOL     Time      TW            Guarantor                      Warner
                                         Warner  Time Warner) Warner  Companies  TBS  Subsidiaries  Eliminations   Consolidated
                                        -------  ------------ ------  ---------  ---  ------------  ------------   ------------
                                                                              (millions)
Revenues..............................  $     -    $3,224    $     -  $    -   $ 420     $14,705      $  (67)       $18,282
                                        -------    ------    -------  -------  -----     -------      ------        -------

Cost of revenues......................        -    (1,679)         -        -   (175)     (8,041)         67         (9,828)
Selling, general and administrative...      (17)     (732)       (16)      (7)   (78)     (3,848)          -         (4,698)
Amortization of goodwill and other
   intangible assets..................     (167)      (10)         -        -   (149)     (3,230)          -         (3,556)
Merger-related costs..................        -       (67)         -        -      -          (4)          -            (71)
                                        -------    ------    -------  -------  -----     -------      ------        -------
Operating income (loss)...............     (184)      736        (16)      (7)    18        (418)          -            129
Equity in pretax income (loss) of
   consolidated subsidiaries..........   (1,587)      371     (2,070)  (1,370)  (299)          -       4,955              -
Interest income (expense), net........      (56)       56        (24)    (222)   (86)       (339)          -           (671)
Other expense, net....................        -      (613)       (27)     (33)    (8)       (368)        (56)        (1,105)
Minority interest.....................        -         -          -        -      -        (180)          -           (180)
                                        -------    ------    -------  -------  -----     ---------    ------        -------
Income (loss) before income taxes.....   (1,827)      550     (2,137)  (1,632)  (375)     (1,305)      4,899         (1,827)
Income tax provision..................     (276)     (214)      (159)    (140)  (126)       (492)      1,131           (276)
                                        -------    ------    -------  -------  -----     -------      ------        -------
Net income (loss).....................  $(2,103)   $  336    $(2,296) $(1,772) $(501)    $(1,797)     $6,030        $(2,103)
                                        =======    ======    =======  =======  =====     =======      ======        =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                      Consolidating Statement of Operations
                     For The Six Months Ended June 30, 2000

                                                   America
                                                   Online
                                                (predecessor                                Non-                   AOL Time
                                                   to AOL      Time      TW              Guarantor                  Warner
                                                Time Warner)  Warner  Companies   TBS  Subsidiaries  Eliminations Consolidated
                                                ------------  ------  ---------   ---  ------------  ------------ ------------
                                                                              (millions)
Revenues.......................................   $ 2,904      $  -    $   -     $  -     $  795        $            $ 3,699
                                                  -------      ----    -----     ----     ------        -----        -------
Cost of revenues...............................    (1,552)        -        -        -       (359)           -         (1,911)
Selling, general and administrative............      (700)        -        -        -       (208)           -           (908)
Amortization of goodwill and other
   intangible assets...........................         -         -        -        -        (38)           -            (38)
Merger-related costs...........................         3         -        -        -        (13)           -            (10)
                                                  -------      ----    -----     ----     ------        -----        -------
Operating income...............................       655         -        -        -        177            -            832
Equity in pretax income of consolidated
   subsidiaries................................       184         -        -        -          -         (184)             -
Interest income, net...........................         -         -        -        -        131            -            131
Other income (expense), net....................       413         -        -        -       (126)           -            287
Minority interest..............................         -         -        -        -          -            -              -
                                                  -------      ----    -----     ----     ------        -----        -------
Income before income taxes.....................     1,252         -        -                 182         (184)         1,250
Income tax provision...........................      (481)        -        -        -          2            -           (479)
                                                  -------      ----    -----     ----     ------        -----        -------
Net income.....................................   $   771      $       $         $        $  184        $(184)       $   771
                                                  =======      ====    =====     ====     ======        =====        =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                           Consolidating Balance Sheet
                                  June 30, 2001

                                             AOL                                           Non-                    AOL Time
                                            Time   America    Time        TW            Guarantor                   Warner
                                           Warner   Online   Warner   Companies   TBS  Subsidiaries Eliminations Consolidated
                                           ------   ------   ------   ---------   ---  ------------ ------------  ------------
                                                                         (millions)
ASSETS
Current assets
Cash and equivalents..................... $    393  $   49  $      -  $  3,047  $    33  $    649    $  (2,814)    $  1,357
Receivables, net.........................       29     521        16        21      104     4,415            -        5,106
Inventories..............................        -       -         -         -      157     1,487            -        1,644
Prepaid expenses and other
   current assets........................       19     282         -         -        5     1,681            -        1,987
                                          --------  ------  --------  --------  -------  --------    ---------     --------
Total current assets.....................      441     852        16     3,068      299     8,232       (2,814)      10,094

Noncurrent inventories and film costs....        -       -         -         -      255     6,993            -        7,248
Investments in amounts due to and from
   consolidated subsidiaries.............  164,215   1,897   180,037   138,942   34,775         -     (519,866)           -
Investments, including available-for-sale
   securities............................        -   2,806       235       639       94     8,378         (839)      11,313
Property, plant and equipment............       56     929        14         -       78    10,896            -       11,973
Music catalogues and copyrights..........        -       -         -         -        -     2,942            -        2,942
Cable television and sports franchises...        -       -         -         -        -    27,629            -       27,629
Brands and trademarks....................        -       -         -         -      650    10,100            -       10,750
Goodwill and other intangible assets.....    8,090     213         -         -    6,860   111,455            -      126,618
Other assets.............................       38     211       138        47       75     1,746            -        2,255
                                          --------  ------  --------  --------  -------  --------    ---------     --------
Total assets............................. $172,840  $6,908  $180,440  $142,696  $43,086  $188,371    $(523,519)    $210,822
                                          ========  ======  ========  ========  =======  ========    =========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable......................... $     15  $  186  $      4  $      -  $     7  $  1,764    $       -     $  1,976
Participations payable...................        -       -         -         -        -     1,153            -        1,153
Royalties and programming costs payable..        -       -         -         -       16     1,434            -        1,450
Deferred revenue.........................        -     861         -         -        -       759            -        1,620
Debt due within one year.................        -       -         -         -        -        20            -           20
Other current liabilities................      323   1,040        34       188      140     4,110          (11)       5,824
                                          --------  ------  --------  -------- --------  --------    ---------     --------
Total current liabilities................      338   2,087        38       188      163     9,240          (11)      12,043

Long-term debt...........................    3,992   1,430     1,463     6,741      793     8,852       (2,814)      20,457
Debt due to affiliates...................        -       -         -         -    1,647       158       (1,805)           -
Deferred income taxes....................   12,622  (4,672)   17,294    15,106    2,268    17,374      (47,370)      12,622
Deferred revenue.........................        -     183         -         -        -     1,029            -        1,212
Other liabilities........................     (199)      1       569         -      145     4,404            -        4,920
Minority interests.......................        -       -         -         -        -     3,481            -        3,481

Shareholders' equity
Due (to) from AOL Time Warner and
    subsidiaries.........................        -     695    10,065     3,279   (1,434)  (15,643)       3,038            -
Other shareholders' equity...............  156,087   7,184   151,011   117,382   39,504   159,476     (474,557)     156,087
                                          --------  ------  --------  --------  -------  --------    ---------     --------
Total shareholders' equity...............  156,087   7,879   161,076   120,661   38,070   143,833     (471,519)     156,087
                                          --------  ------  --------  --------  -------  --------    ---------     --------
Total liabilities and
    shareholders' equity................. $172,840  $6,908  $180,440  $142,696  $43,086  $188,371    $(523,519)    $210,822
                                          ========  ======  ========  ========  =======  ========    =========     ========

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                           Consolidating Balance Sheet
                                December 31, 2000

                                                  America
                                                  Online
                                               (predecessor                               Non-                    AOL Time
                                                  to AOL      Time      TW             Guarantor                   Warner
                                               Time Warner)  Warner  Companies  TBS  Subsidiaries  Eliminations Consolidated
                                               ------------  ------  ---------  ---  ------------  ------------ ------------
                                                                             (millions)
ASSETS
Current assets
Cash and equivalents...........................  $ 2,530      $  -     $  -    $  -     $   80       $     -      $ 2,610
Short-term investments.........................      880         -        -       -          6             -          886
Receivables, net...............................      455         -        -       -        158             -          613
Inventories....................................        -         -        -       -         47             -           47
Prepaid expenses and other current assets......      375         -        -       -        140             -          515
                                                     -------      ----     ----    ----     ------       -------      -------
Total current assets...........................    4,240         -        -       -        431             -        4,671

Investments in amounts due to and from
   consolidated subsidiaries...................    1,511         -        -       -          -        (1,511)           -
Investments, including available-for-sale
   securities..................................    3,734         -        -       -         90             -        3,824
Property, plant and equipment..................      866         -        -       -        175             -        1,041
Goodwill and other intangible assets...........      169         -        -       -        647             -          816
Other assets...................................      190         -        -       -        285             -          475
                                                 -------      ----     ----    ----     ------       -------      -------
Total assets...................................  $10,710      $  -     $  -    $  -     $1,628       $(1,511)     $10,827
                                                 =======      ====     ====    ====     ======       =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...............................  $    46      $  -     $  -    $  -     $   59       $     -      $   105
Deferred revenue...............................      909         -        -       -        154             -        1,063
Debt due within one year.......................        2         -        -       -          -             -            2
Other current liabilities......................    1,029         -        -       -        129             -        1,158
                                                 -------      ----     ----    ----     ------       -------      -------
Total current liabilities......................    1,986         -        -       -        342             -        2,328
Long-term debt ................................    1,411         -        -       -          -             -        1,411
Deferred revenue...............................      223         -        -       -          -             -          223
Other liabilities..............................       82         -        -       -          5             -           87
Minority interests.............................        -         -        -       -          -             -            -

Shareholders' equity
Due from AOL Time Warner subsidiaries..........      296         -        -       -       (296)            -            -
Other shareholders' equity.....................    6,712         -        -       -      1,577        (1,511)       6,778
                                                 -------      ----     ----    ----     ------       -------      -------
Total shareholders' equity.....................    7,008         -        -       -      1,281        (1,511)       6,778
                                                 -------      ----     ----    -----    ------       -------      -------
Total liabilities and shareholders' equity.....  $10,710      $  -     $  -    $  -     $1,628       $(1,511)     $10,827
                                                 =======      ====     ====    ====     ======       =======      =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                      Consolidating Statement of Cash Flows
                     For The Six Months Ended June 30, 2001

                                             AOL                                           Non-                    AOL Time
                                            Time   America    Time        TW            Guarantor                   Warner
                                           Warner   Online   Warner   Companies   TBS  Subsidiaries Eliminations Consolidated
                                           ------   ------   ------   ---------   ---  ------------ ------------  ------------
                                                                         (millions)
OPERATIONS
Net income (loss)........................ $(2,103)  $  336  $(2,296)   $(1,772)  $(501)  $(1,797)     $ 6,030       $(2,103)
Adjustments for noncash and
  nonoperating items:
   Depreciation and amortization.........     174      167        1          -     151     3,990            -         4,483
   Amortization of film costs............       -        -        -          -       -     1,066            -         1,066
   Loss on writedown of investments......       -      624        -          -       -        50            -           674
   Gain on sale of investments...........       -      (33)       -          -       -         -            -           (33)
   Excess (deficiency) of distributions
      over equity in pretax income of
      consolidated subsidiaries..........  (2,638)  (4,471)  (3,331)     7,213     891         -        2,336             -
   Equity in losses of other investee
      companies after distributions......       -       11        -         30       -       543            -           584
Changes in operating assets and
   liabilities, net of acquisitions......   6,220    4,140     (658)    (5,848)   (546)   (2,895)      (2,815)       (2,402)
                                          -------   ------  -------    -------   -----   -------      -------       -------
Cash provided (used) by operations.......   1,653      774   (6,284)      (377)     (5)      957        5,551         2,269
                                          -------   ------  -------    -------   -----   -------      -------       -------

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash
   and equivalents.......................       -        -       (1)       198      40       453            -           690
Investments and acquisitions.............       -     (316)       -          -       -      (902)           -        (1,218)
Advances to parents and consolidated
   subsidiaries..........................       -        -        -     (1,689)      -     3,774       (2,085)            -
Capital expenditures.....................       -     (303)       -          -     (28)   (1,503)           -        (1,834)
Investment proceeds......................       -    1,607        -          -                80                      1,687
                                          -------   ------  -------    -------   -----   -------      -------       -------
Cash provided (used) by investing
    activities...........................       -      988       (1)    (1,491)     12     1,902       (2,085)         (675)
                                          -------   ------  -------    -------   -----   -------      -------       -------
FINANCING ACTIVITIES
Borrowings...............................   3,967        -    1,380          -       -     3,914       (3,016)        6,245
Debt repayments..........................       -        -   (1,380)      (337)      -    (6,320)         203        (7,834)
Change in due to/from parent.............  (4,597)  (4,243)   6,289      5,252      26       740       (3,467)            -
Redemption of mandatorily redeemable
   preferred securities of subsidiary....       -        -        -          -       -      (575)           -          (575)
Proceeds from exercise of stock option
   and dividend reimbursement plans......     727        -        -          -       -         -            -           727
Repurchases of common stock..............  (1,376)       -        -          -       -         -            -        (1,376)
Dividends paid and partnership
   distributions.........................       -        -       (4)         -       -       (49)           -           (53)
Other....................................      19        -        -          -       -         -            -            19
                                          -------   ------  -------    -------   -----   -------      -------       -------
Cash provided (used) by financing
   activities............................  (1,260)  (4,243)   6,285      4,915      26    (2,290)      (6,280)       (2,847)
                                          -------   ------  -------    -------   -----   -------      -------       -------
INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS...........................     393   (2,481)       -      3,047      33       569       (2,814)       (1,253)

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD...................       -    2,530        -          -       -        80            -         2,610
                                          -------   ------  -------    -------   -----   -------      -------       -------
CASH AND EQUIVALENTS AT END
   OF PERIOD............................. $   393   $   49        -    $ 3,047   $  33   $   649      $(2,814)       $1,357
                                          =======   ======  =======    =======   =====   =======      =======        ======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                      Consolidating Statement of Cash Flows
                     For The Six Months Ended June 30, 2000

                                                   America
                                                   Online
                                                (predecessor                               Non-                    AOL Time
                                                   to AOL      Time      TW             Guarantor                   Warner
                                                Time Warner)  Warner  Companies  TBS  Subsidiaries  Eliminations Consolidated
                                                ------------  ------  ---------  ---  ------------  ------------ ------------
                                                                              (millions)
OPERATIONS
Net income......................................  $   771      $  -     $  -    $  -     $ 184         $(184)      $   771
Adjustments for noncash and nonoperating items:
   Depreciation and amortization................      102         -        -       -       104             -           206
   Gain on sale of investments..................     (204)        -        -       -       (85)            -          (289)
   Equity in (income) losses of other investee
       companies after distributions............     (183)        -        -       -       187             -             4
Changes in operating assets and liabilities,
   net of acquisitions..........................      378         -        -       -       (81)            -           297
                                                  -------      ----     ----    ----     -----         -----       -------

Cash provided by operations.....................      864         -        -       -       309          (184)          989
                                                  -------      ----     ----    ----     -----         -----       -------

INVESTING ACTIVITIES
Investments and acquisitions....................   (1,352)        -        -       -       (58)            -        (1,410)
Capital expenditures............................     (250)        -        -       -      (114)            -          (364)
Investment proceeds.............................      497         -        -       -         1             -           498
Other...........................................       37         -        -       -       (91)            -           (54)
                                                  -------      ----     ----    ----     -----         -----       -------

Cash used by investing activities..............    (1,068)        -        -       -      (262)            -        (1,330)
                                                  -------      ----     ----    ----     -----         -----       -------

FINANCING ACTIVITIES
Borrowings......................................       34         -        -       -        78             -           112
Debt repayments.................................       (7)        -        -       -         3             -            (4)
Proceeds from exercise of stock option and
   dividend reimbursement plans.................      166         -        -       -         3             -           169
                                                  -------      ----     ----    ----     -----         -----       -------

Cash provided by financing activities...........      193         -        -       -        84             -           277
                                                  -------      ----     ----    ----     -----         -----       -------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS..................................      (11)        -        -       -       131          (184)          (64)

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD..........................    2,393         -        -       -       161             -         2,554
                                                  -------      ----     ----    ----     -----         -----       -------

CASH AND EQUIVALENTS AT END
   OF PERIOD....................................  $ 2,382         -        -       -     $ 292         $(184)      $ 2,490
                                                  =======      ====     ====    ====     =====         =====       =======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         A majority of AOL Time Warner's interests in filmed entertainment, television production, and cable television systems, and a portion of its interests in cable television and broadcast network programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. ("AT&T").

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

         AOL Time Warner and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to AOL Time Warner and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between AOL Time Warner and AT&T regarding AT&T's interest in TWE continued. AT&T, AOL Time Warner and TWE have now resumed the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

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

         As a result of the Merger and the application of the purchase method of accounting, the accompanying historical operating results and financial condition are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000. These results also reflect reclassifications of historical operating results and segment information to conform to AOL Time Warner's financial statement presentation, as follows:

o TWE's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a separate reportable segment;

o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other income (expense), net; and

o Corporate expenses have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

Other Significant Transactions and Nonrecurring Items

         As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in 2000. The operating results for the first six months of 2000, on both a historical and pro forma basis, included (i) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags Entertainment Corporation ("Six Flags"), (ii) a $50 million pretax charge in the second quarter relating to the Six Flags litigation, (iii) a pretax loss of $8 million in the second quarter relating to the sale or exchange of certain cable systems and investments and (iv) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


RESULTS OF OPERATIONS

         Revenues and EBITDA by business segment are as follows:

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                    --------------------------------------------  --------------------------------------------
                                          Revenues                EBITDA                Revenues                EBITDA
                                    ---------------------  ---------------------  ---------------------  ---------------------
                                       2001      2000(a)      2001      2000(a)      2001      2000(a)      2001      2000(a)
                                    Historical  Pro Forma  Historical  Pro Forma  Historical  Pro Forma  Historical  Pro Forma
                                    ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
                                                                           (millions)
Cable.............................    $1,462     $1,280      $ 667       $ 589      $2,849     $2,511     $ 1,328    $ 1,168
Filmed Entertainment..............     1,590      1,454        161         158       3,193      3,022         261        302
Networks..........................       745        679        156         118       1,469      1,335         314        221
Corporate.........................         -          -        (20)        (18)          -          -         (39)       (37)
Intersegment elimination..........      (169)      (100)         -           -        (341)      (244)          -          -
                                      ------     ------      -----       -----      ------     ------     -------    -------

Total revenues and EBITDA.........    $3,628     $3,313      $ 964       $ 847      $7,170     $6,624     $ 1,864    $ 1,654

Depreciation and amortization.....        -           -       (931)       (905)          -          -      (1,853)    (1,803)
                                      ------     ------      -----       -----      ------     ------     -------    -------

Total revenues and operating
  income (loss)...................    $3,628     $3,313      $  33       $ (58)     $7,170     $6,624     $    11    $  (149)
                                      ======     ======      =====       =====      ======     ======     =======    ========

-------------------
(a) 2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation. TWE's historical EBITDA and operating income for the three months ended June 30, 2000 were $849 million and $485 million, respectively. TWE's historical EBITDA and operating income for the six months ended June 30, 2000 were $1.659 billion and $938 million, respectively.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Consolidated Results

         TWE had revenues of $3.628 billion and a net loss of $232 million for the three months ended June 30, 2001, compared to revenues of $3.313 billion on both a pro forma and historical basis and a net loss of $421 million on a pro forma basis (net income of $145 million on a historical basis) for the three months ended June 30, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the second quarter of 2000, on both a pro forma and historical basis, has been affected by the recognition of certain significant, nonrecurring items aggregating approximately $58 million of net pretax losses.

         Revenues. TWE's revenues increased to $3.628 billion in 2001, compared to $3.313 billion on both a pro forma and historical basis in 2000. This increase was driven by an increase in subscription revenues of 11% to $1.838 billion, an increase in advertising and commerce revenues of 2% to $314 million and an increase in content and other revenues of 9% to $1.476 billion. This compares to $1.649 billion, $307 million and $1.357 billion, respectively, for the three months ended June 30, 2000 on both a pro forma and historical basis.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at both the Cable and Networks segments and an increase in subscription rates at the Cable segment. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and advertising rate increases and ratings increases in key demographic groups at The WB Network. The increase in content and other revenues was principally due to increased distribution of theatrical content at the Filmed Entertainment segment.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Net Income (Loss). TWE's net loss decreased by $189 million to $232 million in 2001, compared to $421 million on a pro forma basis in 2000 (net income of $145 million on a historical basis). Excluding the effect of the nonrecurring items referred to earlier, TWE's net loss decreased to $232 million in 2001 from $363 million on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA, gains on the sale of certain cable-related investments, lower amortization expense and lower interest expense, offset in part by increases in depreciation expense and minority interest.

         Depreciation and Amortization. Depreciation and amortization increased to $931 million in 2001 from $905 million on a pro forma basis in 2000 ($364 million on a historical basis). This increase was due to an increase in depreciation, primarily due to higher levels of capital spending over the past year at the Cable segment, offset in part by a decrease in amortization.

         Interest Expense, Net. Interest expense decreased to $142 million in 2001, compared to $163 million on both a pro forma and historical basis in 2000, principally as a result of lower market interest rates and the absence in 2001 of additional interest expense recognized in the second quarter of 2000 related to the Six Flags litigation, offset in part by higher outstanding debt levels.

         Other Expense, Net. Other expense, net, decreased to $47 million in 2001, compared to $132 million on a pro forma basis in 2000 ($109 million on a historical basis), primarily due to higher net gains on the sale or exchange of various unconsolidated cable television systems and investments and the absence in 2001 of a noncash pretax charge of $24 million recognized in 2000 related to the Six Flags litigation.

         Minority Interest Expense. Minority interest expense increased to $70 million in 2001, compared to $43 million on both a pro forma and historical basis in 2000, principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

         Income Tax Provision. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $6 million in 2001 and $25 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Cable. Revenues increased to $1.462 billion in 2001, compared to $1.280 billion in 2000. EBITDA increased to $667 million in 2001 from $589 million on a pro forma basis in 2000. Revenues increased due to a 14% increase in subscription revenues and a 17% increase in advertising and commerce revenues. The increase in subscription revenues was due to an increase in basic cable rates, an increase in basic cable subscribers, an increase in digital cable subscribers and an increase in subscribers to high-speed online services.
The increase in advertising and commerce revenues was primarily related to third-party advertising packages sold across multiple business segments of AOL Time Warner and TWE and the intercompany sale of advertising to other business segments of TWE. EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs, principally due to programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.590 billion in 2001, compared to $1.454 billion in 2000. EBITDA increased to $161 million in 2001 from $158 million on a pro forma basis in 2000. Revenues benefited from the increased domestic distribution of theatrical product, principally due to higher domestic DVD sales, and increased television licensing fees. EBITDA increased principally due to the increased revenues, offset in part by increased advertising and distribution costs because of an increase in the number and timing of new theatrical releases in comparison to the prior year's quarter.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



         Networks. Revenues increased to $745 million in 2001, compared to $679 million in 2000. EBITDA increased to $156 million in 2001 from $118 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited primarily from an increase in the number of subscribers. For The WB Network, the increase in advertising and commerce revenues was driven by advertising rate increases, ratings increases in key demographic groups and the intercompany sale of advertising to other business segments of TWE. EBITDA was higher due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the lower EBITDA losses were principally due to the increase in revenues.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Consolidated Results

         TWE had revenues of $7.170 billion and a net loss of $582 million for the six months ended June 30, 2001, compared to revenues of $6.624 billion on both a pro forma and historical basis and a loss before the cumulative effect of an accounting change of $763 million on a pro forma basis (income before the cumulative effect of an accounting change of $369 million on a historical basis) for the six months ended June 30, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the second quarter of 2000, on both a pro forma and historical basis, has been affected by the recognition of certain significant, nonrecurring items aggregating approximately $572 million of net pretax losses.

         Revenues. TWE's revenues increased to $7.170 billion in 2001, compared to $6.624 billion in 2000. This increase was driven by an increase in subscription revenues of 11% to $3.609 billion, an increase in advertising and commerce revenues of 4% to $613 million and an increase in content and other revenues of 6% to $2.948 billion. This compares to $3.243 billion, $591 million and $2.790 billion, respectively, for the six months ended June 30, 2000 on a pro forma basis.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at both the Cable and Networks segments and an increase in subscription rates at the Cable segment. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and advertising rate increases and ratings increases in key demographic groups at The WB Network. The increase in content and other revenues was principally due to increased distribution of theatrical content at the Filmed Entertainment segment.

         Net Loss. TWE's net loss decreased by $705 million to $582 million in 2001, compared to $1.287 billion on a pro forma basis in 2000 ($155 million on a historical basis). Excluding the effect of the nonrecurring items referred to earlier, TWE's net loss decreased to $582 million in 2001 from $715 million on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA, gains on the sale of certain cable-related investments and lower amortization expense, offset in part by increases in depreciation expense and minority interest.

         Depreciation and Amortization. Depreciation and amortization increased to $1.853 billion in 2001 from $1.803 billion on a pro forma basis in 2000 ($721 million on a historical basis). This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment, offset in part by a decrease in amortization.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Interest Expense, Net. Interest expense decreased to $295 million in 2001, compared to $301 million on both a pro forma and a historical basis in 2000, principally as a result of lower market interest rates and the absence in 2001 of additional interest expense recognized in the second quarter of 2000 related to the Six Flags litigation, offset in part by higher outstanding debt levels.

         Other Expense, Net. Other expense, net, decreased to $87 million in 2001, compared to $169 million on a pro forma basis in 2000 ($124 million on a historical basis), primarily due to lower losses from certain investments accounted for under the equity method of accounting, higher net gains on the sale or exchange of various unconsolidated cable television systems and investments and the absence in 2001 of a noncash pretax charge of $24 million recognized in 2000 related to the Six Flags litigation.

         Minority Interest Expense. Minority interest expense increased to $173 million in 2001, compared to $83 million on both a pro forma and a historical basis in 2000. Minority interest expense increased principally due to pretax gains in 2001 on the exchange of various unconsolidated cable television systems at an equity investee of the TWE-Advance/Newhouse Partnership attributable to the minority owners of TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network.

         Income Tax Expense Provision. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $38 million in 2001 and $61 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Cable. Revenues increased to $2.849 billion in 2001, compared to $2.511 billion in 2000. EBITDA increased to $1.328 billion in 2001 from $1.168 billion on a pro forma basis in 2000. Revenues increased due to a 13% increase in subscription revenues and a 17% increase in advertising and commerce revenues. The increase in subscription revenues was due to an increase in basic cable rates, an increase in basic cable subscribers, an increase in digital cable subscribers and an increase in subscribers to high-speed online services.
The increase in advertising and commerce revenues included the impact of third-party advertising packages sold across multiple business segments of AOL Time Warner and TWE that were entered into in the second quarter and the intercompany sale of advertising to other business segments of TWE. EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs, principally due to programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $3.193 billion in 2001, compared to $3.022 billion in 2000. EBITDA decreased to $261 million in 2001 from $302 million on a pro forma basis in 2000. Revenues benefited from the increased worldwide distribution of theatrical product, principally due to higher worldwide DVD sales and increased television licensing fees. EBITDA decreased principally due to higher advertising and distribution costs because of an increase in the number and timing of new theatrical releases in comparison to the prior year comparable period, offset in part by the increased revenues.

         Networks. Revenues increased to $1.469 billion in 2001, compared to $1.335 billion in 2000. EBITDA increased to $314 million in 2001 from $221 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited primarily from an increase in the number of subscribers. For The WB Network, the increase in advertising and commerce revenues was driven by advertising rate increases, ratings increases

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


in key demographic groups and the intercompany sale of advertising to other business segments of TWE. EBITDA was higher due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the lower EBITDA losses were principally due to the revenue gains.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2001

Financial Condition

         At June 30, 2001, TWE had $8.5 billion of debt, $293 million of cash and equivalents (net debt of $8.2 billion) and $65.1 billion of partners' capital, compared to $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $66.4 billion of partners' capital on a pro forma basis at December 31, 2000. On a historical basis, TWE had $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $6.9 billion of partners' capital at December 31, 2000.

Cash Flows

         During the first six months of 2001, TWE's cash provided by operations amounted to $1.017 billion and reflected $1.864 billion of EBITDA, less $295 million of net interest payments, $96 million of net income taxes paid and $456 million related to an increase in other working capital requirements.
Cash provided by operations of $1.675 billion in the first six months of 2000 reflected $1.654 billion of pro forma EBITDA, $246 million of proceeds received under TWE's asset securitization program and $77 million related to a decrease in other working capital requirements, less $251 million of net interest payments and $51 million of net income taxes paid.

         Cash used by investing activities was $1.673 billion in the first half of 2001, compared to $1.051 billion in 2000, principally as a result of an increase in cash used for investments and acquisitions and an increase in capital expenditures. Capital expenditures increased to $1.003 billion in the first six months of 2001, compared to $894 million in 2000, primarily due to increased capital spending in the Cable segment related to digital cable boxes, high-speed modems and associated support equipment.

         Cash provided by financing activities was $643 million in the first six months of 2001, compared to cash used by financing activities of $962 million in 2000. Cash provided by financing activities in 2001 primarily related to $1.105 billion of net borrowings, offset in part by capital distributions of $391 million. Cash used in financing activities in 2000 primarily related to $423 million of net debt repayments and $473 million of capital distributions.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         As discussed previously, TWE's capital spending primarily relates to spending at Time Warner Cable. Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $954 million in 2001, compared to $836 million in 2000.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



Cable capital spending for the remainder of 2001 is expected to remain at comparable levels, reflecting spending on variable capital to facilitate the continued roll-out of Time Warner Cable's popular digital services, including digital cable and high-speed online services. At June 30, 2001, the Cable segment had 2.511 million digital cable subscribers, a 19.8% penetration of basic cable subscribers. This compares to 889 thousand digital cable subscribers, or a 7.1% penetration of basic cable subscribers at June 30, 2000. Similarly, the number of high-speed online customers grew to 1.409 million, or 8.1% of eligible homes, from 573 thousand, or 5.3% of eligible homes at June 30, 2000. Such rapid growth of subscribers to these digital services increased the variable capital spending for digital cable boxes, high-speed modems and associated support equipment. Capital spending is expected to continue to be funded by Time Warner Cable's operating cash flow.

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

         TWE operates in highly competitive, consumer-driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Other factors and risks could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE's other filings with the SEC and the following:

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

o For TWE's cable and broadcast television network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


o For TWE's film businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                              June 30,   December 31, December 31,
                                                                                2001         2000         2000
                                                                             Historical  Pro Forma(a) Historical(a)
                                                                             ----------  -----------   -----------
                                                                                          (millions)
ASSETS
Current assets
Cash and equivalents.......................................................    $   293      $   306      $   306
Receivables, including $1.040, $1.556 and $1.556 billion due from AOL
    Time Warner, less allowances of $724, $677 and $677 million............      3,615        3,643        3,643
Inventories................................................................        805          762          762
Prepaid expenses...........................................................        271          200          200
                                                                               -------      -------      -------

Total current assets.......................................................      4,984        4,911        4,911
Noncurrent inventories and film costs......................................      4,780        3,938        2,579
Investments................................................................      2,571        2,218          543
Property, plant and equipment..............................................      8,072        7,468        7,493
Cable television franchises................................................     20,384       23,100        5,329
Brands and trademarks......................................................      2,120        2,500            -
Goodwill and other intangible assets.......................................     41,708       39,882        3,603
Other assets...............................................................        919          959        1,000
                                                                               -------      -------      -------
Total assets...............................................................    $85,538      $84,976      $25,458
                                                                               =======      =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable...........................................................    $ 2,410      $ 2,272      $ 2,272
Participations payable.....................................................        931          969          969
Programming costs payable..................................................        507          455          455
Debt due within one year...................................................          2            3            3
Other current liabilities, including $1.391, $1.223 and $1.223 billion due
    to AOL Time Warner.....................................................      2,454        2,799        2,799
                                                                               -------      -------      -------
Total current liabilities..................................................      6,304        6,498        6,498
Long-term debt, including $2.814 billion due to AOL Time Warner at
    June 30, 2001..........................................................      8,467        7,108        7,108
Other long-term liabilities, including $1.157 billion, $681 and
    $681 million due to AOL Time Warner....................................      3,727        3,045        3,045
Minority interests.........................................................      1,976        1,881        1,881
Partners' capital
Contributed capital........................................................     66,872       66,793        7,349
Partnership deficit........................................................     (1,808)        (349)        (423)
                                                                               -------      -------      -------
Total partners' capital....................................................     65,064       66,444        6,926
                                                                               -------      -------      -------
Total liabilities and partners' capital....................................    $85,538      $84,976      $25,458
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

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                 ------------------------------------- -----------------------------------
                                                    2001       2000         2000          2001       2000        2000
                                                 Historical Pro Forma(a) Historical(a) Historical Pro Forma(a) Historical(a)
                                                 ---------- ---------    ----------    ---------- ---------    ----------
                                                                                (millions)
Revenues:
   Subscriptions................................. $ 1,838    $ 1,649    $ 1,649         $ 3,609    $ 3,243     $ 3,243
   Advertising and commerce......................     314        307        307             613        591         591
   Content and other.............................   1,476      1,357      1,357           2,948      2,790       2,790
                                                   ------    -------    -------         -------    -------     -------
Total revenues(b)................................   3,628      3,313      3,313           7,170      6,624       6,624
Cost of revenues(b)..............................  (2,258)    (1,995)    (2,008)         (4,516)    (4,079)     (4,106)
Selling, general and administrative(b)...........    (671)      (681)      (679)         (1,296)    (1,304)     (1,299)
Amortization of goodwill and other
   intangible assets.............................    (666)      (695)      (141)         (1,347)    (1,390)       (281)
                                                   ------    -------    -------         -------    -------     -------
Operating income (loss)..........................      33        (58)       485              11       (149)        938
Interest expense, net............................    (142)      (163)      (163)           (295)      (301)       (301)
Other expense, net(b)............................     (47)      (132)      (109)            (87)      (169)       (124)
Minority interest................................     (70)       (43)       (43)           (173)       (83)        (83)
                                                   ------    -------    -------         -------    -------     -------
Income (loss) before income taxes and cumulative
    effect of accounting change..................    (226)      (396)       170            (544)      (702)        430
Income taxes.....................................      (6)       (25)       (25)            (38)       (61)        (61)
                                                   ------    -------     -------        -------    -------     -------
Income (loss) before cumulative effect of
   accounting change.............................    (232)      (421)       145            (582)      (763)        369
Cumulative effect of accounting change...........       -          -          -               -       (524)       (524)
                                                   ------    -------    -------         -------    -------     -------
Net income (loss)................................  $ (232)   $  (421)   $   145         $  (582)   $(1,287)    $  (155)
                                                   ======    =======    =======         =======    =======     =======

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

(b) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

      Revenues...................................  $  234    $   126    $   126         $   441    $   219     $   219
      Cost of revenues...........................    (132)       (84)       (84)           (255)      (147)       (147)
      Selling, general and administrative........     (45)       (41)       (41)            (81)       (84)        (84)
      Other expense, net.........................      (6)         6          6               2          9           9


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                    2001        2000         2000
                                                                                 Historical  Pro Forma(a) Historical(a)
                                                                                 ----------  ---------    ----------
                                                                                              (millions)
OPERATIONS
Net loss........................................................................   $  (582)   $(1,287)    $ (155)

Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change.......................................         -        524        524
   Depreciation and amortization................................................     1,853      1,803        721
   Amortization of film costs...................................................       830        732        732
   Equity in losses of investee companies after distributions...................       142        166        111
Changes in operating assets and liabilities.....................................    (1,226)      (263)      (258)
                                                                                  --------   --------   --------

Cash provided by operations.....................................................     1,017      1,675      1,675
                                                                                  --------   --------   --------

INVESTING ACTIVITIES
Investments and acquisitions....................................................      (702)      (231)      (231)
Capital expenditures............................................................    (1,003)      (894)      (894)
Investment proceeds.............................................................        32         74         74
                                                                                  --------   --------   --------

Cash used by investing activities...............................................    (1,673)    (1,051)    (1,051)
                                                                                  --------   --------   --------

FINANCING ACTIVITIES
Borrowings......................................................................     3,633        894        894
Debt repayments.................................................................    (2,528)    (1,317)    (1,317)
Capital distributions...........................................................      (391)      (473)      (473)
Other...........................................................................       (71)       (66)       (66)
                                                                                  ---------  --------   --------

Cash provided (used) by financing activities....................................       643       (962)      (962)
                                                                                  --------   --------   --------

DECREASE IN CASH AND EQUIVALENTS................................................       (13)      (338)      (338)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.....................................       306        517        517
                                                                                  --------   --------   --------

CASH AND EQUIVALENTS AT END OF PERIOD...........................................   $   293    $   179     $  179
                                                                                  ========   ========   ========

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


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                                                2001        2000
                                                                                             Historical  Historical
                                                                                             ----------  ----------
                                                                                                    (millions)
BALANCE AT BEGINNING OF PERIOD..............................................................   $6,926      $7,149

Allocation of a portion of the purchase price in connection with America Online-Time
   Warner merger to TWE.....................................................................   59,518          -
                                                                                               ------      ------
Balance at beginning of period, adjusted to give effect to the America Online-Time Warner
   merger...................................................................................   66,444       7,149

Net loss....................................................................................     (582)       (155)
Other comprehensive loss....................................................................      (14)        (46)
                                                                                               -------     ------
Comprehensive loss (a)......................................................................     (596)       (201)

Distributions...............................................................................     (867)       (509)
Other.......................................................................................       83          14
                                                                                               -------     ------

BALANCE AT END OF PERIOD....................................................................  $65,064      $6,453
                                                                                              =======      ======

-------------------
(a) Comprehensive income (loss) was $(260) million for the three months ended June 30, 2001 and $108 million for the three months ended June 30, 2000.


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

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

         The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 6). TWE's business segments generate significant cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in the merger of America Online and Time Warner. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $666 million in the second quarter of 2001 and $695 million on a pro forma basis in the second quarter of 2000 ($141 million on a historical basis). Noncash amortization of intangible assets amounted to $1.347 billion for the first six months of 2001 and $1.390 billion on a pro forma basis for the first six months of 2000 ($281 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Basis of Presentation

America Online-Time Warner Merger

         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. A preliminary allocation of the excess of the purchase price, including transaction costs, over the book value of TWE's net assets to the extent acquired has been made to goodwill and other intangible assets, including film and television libraries, cable television franchises and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

                                                        Weighted-Average
                                                           Useful Life
                                                           -----------
                                                             (Years)
         Film and television libraries....................     17
         Cable television franchises......................     25
         Brands and trademarks............................     34
         Goodwill.........................................     25

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

         As discussed further below, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. Consequently, goodwill and some intangible assets recognized in connection with the Merger will no longer be amortized, beginning in the first quarter of 2002.

         Because the Merger was not consummated on or before December 31, 2000, the accompanying consolidated financial statements and notes for 2000 reflect only the financial results of TWE on a historical basis without the significant amortization created by the Merger. However, in order to enhance comparability, pro forma consolidated financial statements are presented supplementally to illustrate the effects of the Merger on the historical financial position and operating results of TWE. The pro forma financial statements for TWE are presented as if the Merger between America Online and Time Warner had occurred on January 1, 2000. These results also reflect reclassifications of TWE's historical operating results and segment information to conform to the combined AOL Time Warner's financial statement presentation, as follows:

o TWE's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a separate reportable segment;

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other expense, net; and

o Corporate services have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001, filed February 9, 2001 (the "2000 Financial Statements").

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

         TWE adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, TWE's net loss in 2000 includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Revenue Classification Changes

         In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 will be effective for TWE in the first quarter of 2002. EITF 00-25 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. While TWE is in the process of evaluating the overall impact of EITF 00-25 on its consolidated financial statements, it is not expected that EITF 00-25 will have a significant impact on TWE's consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on TWE's consolidated financial statements.

Accounting for Business Combinations

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for TWE in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. TWE is in the process of quantifying the anticipated impact of adopting the provisions of FAS 142, which is expected to be significant.

         Upon adoption, TWE will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Based on the current levels of goodwill, this would reduce amortization expense and, with respect to equity investees, it would reduce other expense, net, by approximately $1.7 billion and $100 million, respectively. The impact of stopping goodwill amortization and the amortization of goodwill included in the carrying value of equity investees would be to increase TWE's annual net income by approximately $1.8 billion. In addition, TWE is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. As a result of this process, TWE may stop amortizing an additional $20 billion to $25 billion of intangible assets. This could result in an additional reduction of amortization by approximately $800 million to $1 billion, which will have a corresponding increase in TWE's net income.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation.

2. MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations ("restructuring plans"). As part of the restructuring plans, TWE recorded a restructuring liability of approximately $210 million during the first quarter of 2001. The restructuring liability represents costs to be incurred for exiting and consolidating activities at TWE, as well as costs incurred to terminate employees throughout TWE.

         Of the total restructuring costs, $55 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $10 million

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


were made in the second quarter of 2001. As of June 30, 2001, the liability was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring charge also includes approximately $155 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, TWE plans to exit certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring charge associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $15 million in the second quarter of 2001 and approximately $20 million in the first six months of 2001. As of June 30, 2001, the remaining liability of $135 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring liabilities recorded are based on TWE's restructuring plans that have been committed to by management. These integration plans may be broadened to include additional restructure initiatives as management continues to evaluate the integration of the combined companies and complete its purchase price allocation.

         Selected information relating to the restructuring plans follows (in millions):

                                                     Employee         Other
                                                   Termination      Exit Costs      Total
                                                   -----------      -----------     -----
Initial accruals                                       $55             $155         $210

Cash paid                                              (10)             (20)         (30)
                                                   --------         ----------     ------

Restructuring liability as of June 30, 2001            $45             $135         $180
                                                   ========         ==========     ======

3. SIGNIFICANT TRANSACTIONS

Six Flags

         In December 1998, a jury returned an adverse verdict in the Six Flags Entertainment Corporation ("Six Flags") litigation in the amount of $454 million. TWE and its former 51% partner in Six Flags were financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves, which consisted of the unrecognized portion of the deferred gain on the 1998 sale of Six Flags and accrued interest. The $50 million charge is classified in two components in the accompanying consolidated statement of operations on a pro forma basis for the three and six months ended June 30, 2000; $26 million of the charge, representing an accrual for additional interest, is included in interest expense, net, and the remaining $24 million is included in other expense, net.

Loss on Sale or Exchange of Cable Television Systems and Investments

         In 2000, largely in an ongoing effort to enhance its geographic clustering of cable television properties, the Company sold or exchanged various cable television systems and investments. In connection with the sale or exchange of unconsolidated cable television systems, approximately $8 million of net pretax losses were recognized in the second

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


quarter of 2000 and are included in other expense, net, in the accompanying consolidated statement of operations on both a pro forma and historical basis for the three and six months ended June 30, 2000.

4. INVENTORIES AND FILM COSTS

         Inventories and film costs consist of:

                                                      June 30, 2001  December 31, 2000  December 31, 2000
                                                       Historical        Pro Forma         Historical
                                                       -----------       ---------         ----------
                                                                        (millions)
Programming costs, less amortization.................     $1,199            $1,029           $1,014
Film costs-Theatrical:
   Released, less amortization.......................        592               711              711
   Completed and not released........................        233               113              113
   In production.....................................        655               386              386
   Development and pre-production....................         29                25               25
Film costs-Television:
   Released, less amortization.......................        239               133              133
   Completed and not released........................         36               194              194
   In production.....................................          9                76               76
   Development and pre-production....................          4                 5                5

Film costs-Library, less amortization................      2,448             1,800              456
Merchandise..........................................        141               228              228
                                                          ------            ------           ------

Total inventories and film costs.....................      5,585             4,700            3,341
Less current portion of inventory....................        805               762              762
                                                          ------            ------           ------

Total noncurrent inventories and film costs..........     $4,780            $3,938           $2,579
                                                          ======            ======           ======

5. PARTNERS' CAPITAL

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

         During the six months ended June 30, 2001, TWE accrued $50 million of tax-related distributions and $817 million of stock option distributions, based on closing prices of AOL Time Warner common stock of $53.00 at June 30, 2001 and $34.80 at December 31, 2000. During the six months ended June 30, 2000, TWE accrued $284 million of tax-related distributions and $225 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the six months ended June 30, 2001, TWE paid distributions to the AOL Time Warner General Partners in the amount of $391 million, consisting of $50 million of tax-related distributions and $341 million of stock option related distributions. During the six months ended June 30, 2000, TWE paid the AOL Time Warner General Partners distributions in the amount of $473 million, consisting of $284 million of tax-related distributions and $189 million of stock option related distributions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


6. SEGMENT INFORMATION

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

                                         Three Months Ended June 30,           Six Months Ended June 30,
                                    ------------------------------------  ------------------------------------
                                       2001        2000          2000        2001        2000          2000
                                    Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                    ----------  ------------  ----------  ----------  ------------  ----------
                                                                    (millions)
Revenues
Cable...............................  $1,462      $1,280        $1,280      $2,849      $2,511        $2,511
Filmed Entertainment-Warner Bros....   1,590       1,454         1,454       3,193       3,022         3,022
Networks............................     745         679           679       1,469       1,335         1,335
Intersegment elimination............    (169)       (100)         (100)       (341)       (244)         (244)
                                      ------      ------        ------      ------      ------        ------

Total...............................  $3,628      $3,313        $3,313      $7,170      $6,624        $6,624
                                      ======      ======        ======      ======      ======        ======

-------------------
(a) Pro forma revenues for 2000 include certain reclassifications of each segment's historical operating results to conform to AOL Time Warner's financial statement presentation. On a pro forma basis, the Merger had no impact on TWE's historical consolidated revenues for the six months ended June 30, 2000.

                                         Three Months Ended June 30,           Six Months Ended June 30,
                                    ------------------------------------  ------------------------------------
                                       2001        2000          2000        2001        2000          2000
                                    Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                    ----------  ------------  ----------  ----------  ------------  ----------
                                                                    (millions)
EBITDA(b)
Cable..................................$667        $589          $590       $1,328      $1,168        $1,170
Filmed Entertainment-Warner Bros....... 161         158           159          261         302           304
Networks............................... 156         118           118          314         221           222
Corporate.............................. (20)        (18)          (18)         (39)        (37)          (37)
                                       ----        ----          ----       ------      ------        ------

Total..................................$964        $847          $849       $1,864      $1,654        $1,659
                                       ====        ====          ====       ======      ======        ======

-------------------
(a) 2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.
(b) EBITDA represents business segment operating income (loss) before depreciation of tangible assets and amortization of intangible assets. After deducting depreciation of tangible assets and amortization of intangible assets, TWE reported operating income (loss) for the second quarter of $33 million in 2001 and $(58) million on a pro forma basis in 2000 (operating income of $485 million on a historical basis). TWE reported operating income (loss) for the first six months of $11 million in 2001 and $(149) million on a pro forma basis in 2000 (operating income of $938 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                                         Three Months Ended June 30,           Six Months Ended June 30,
                                    ------------------------------------  ------------------------------------
                                       2001        2000          2000        2001        2000          2000
                                    Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                    ----------  ------------  ----------  ----------  ------------  ----------
                                                                    (millions)
Depreciation of Property, Plant
   and Equipment
Cable................................. $235        $177          $191        $446        $349          $377
Filmed Entertainment-Warner Bros......   21          23            22          42          45            44
Networks..............................    8           9             9          16          16            16
Corporate.............................    1           1             1           2           3             3
                                      -----        ----          ----        ----        ----          ----

Total................................. $265        $210          $223        $506        $413          $440
                                       ====        ====          ====        ====        ====          ====
-------------------

(a) 2001 depreciation reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma depreciation for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.

                                         Three Months Ended June 30,           Six Months Ended June 30,
                                    ------------------------------------  ------------------------------------
                                       2001        2000          2000        2001        2000          2000
                                    Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                    ----------  ------------  ----------  ----------  ------------  ----------
                                                                    (millions)
Amortization of Intangible Assets(b)
Cable................................. $473        $490          $109       $  961      $  981         $218
Filmed Entertainment-Warner Bros......   97         103            31          195         205           61
Networks..............................   96         102             1          191         204            2
                                       ----        ----          ----       ------      ------         ----

Total................................. $666        $695          $141       $1,347      $1,390         $281
                                       ====        ====          ====       ======      ======         ====

--------------------
(a) 2001 amortization reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma amortization for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.
(b) Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

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

                                                   June 30,   December 31,
                                                     2001         2000
                                                  Historical  Pro Forma(a)
                                                  ----------  -----------
                                                         (millions)
Assets
Cable.............................................  $56,660     $56,097
Filmed Entertainment-Warner Bros..................   16,946      16,825
Networks..........................................   11,309      11,654
Corporate.........................................      623         400
                                                    -------     -------

Total business segment assets.....................  $85,538     $84,976
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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


7. COMMITMENTS AND CONTINGENCIES

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001.

         The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including the matter described above), and developments or assertions by or against TWE relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on TWE's business, financial condition and operating results.

8. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

         Additional financial information with respect to cash flows is as follows:

                                                     Six Months Ended June 30,
                                                  --------------------------------
                                                     2001       2000       2000
                                                  Historical  Pro Forma  Historical
                                                  ----------  ---------  ----------
                                                             (millions)
Cash payments made for interest, net..............   $295       $251       $251
Cash payments made for income taxes, net..........     96         51         51
Noncash capital distributions.....................    476         36         36

Other Expense, Net

         Other expense, net, consists of:

                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                   ------------------------------------  ------------------------------------
                                                      2001        2000          2000        2001        2000          2000
                                                   Historical  Pro Forma     Historical  Historical    Pro Forma   Historical
                                                   ----------  ---------     ----------  ----------    ---------   ----------
                                                                                   (millions)
Other investment-related activity, principally
   losses on equity investees....................     $(41)       $(108)       $ (85)      $(74)        $(130)       $ (85)
Losses on asset securitization programs..........       (5)         (28)         (28)       (11)          (31)         (31)
Miscellaneous....................................       (1)           4            4         (2)           (8)          (8)
                                                      ----        -----        -----       ----         -----        -----
Total other expense, net.........................     $(47)       $(132)       $(109)      $(87)        $(169)       $(124)
                                                      ====        =====        =====       ====         =====        =====

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Other Current Liabilities

         Other current liabilities consist of:

                                          June 30,    December 31,  December 31,
                                            2001         2000          2000
                                         Historical    Pro Forma    Historical
                                         ----------    ---------    ----------
         Accrued expenses...............  $1,823        $2,071        $2,071
         Accrued compensation...........     238           352           352
         Deferred revenues..............     349           297           297
         Accrued income taxes...........      44            79            79
                                          ------        ------        ------
         Total..........................  $2,454        $2,799        $2,799
                                          ======        ======        ======

                           Part II. Other Information

Item 1. Legal Proceedings.

         All of the lawsuits brought by shareholders against America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") and their respective directors relating to the merger of America Online and Time Warner, described on page I-34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended (the "2000 Form 10-K"), were dismissed in July 2001.

         Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P., described on page I-34 of the Company's 2000 Form 10-K. On June 15, 2001, the Company filed a petition for certiorari with the U.S. Supreme Court.

         Reference is made to the state lawsuits which are related to the Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al litigation referred to on page I-35 of the Company's 2000 Form 10-K and page 57 of the Company's Form 10-Q for the quarter ended March 31, 2001. Motions to dismiss were partially granted in two states and denied in a third.

         On April 17, 2001, plaintiffs in Playmedia Systems Inc. v. AOL Time Warner Inc. et al. filed a complaint in the U.S. District Court for the Central District of California asserting copyright infringement based on a claim that use of a software decoder in the AOL Media Player exceeds the scope of the prior license Playmedia had granted to a subsidiary of America Online. Plaintiffs have filed a motion for preliminary injunction, which is to be heard August 30, 2001. The Company believes that the lawsuit is without merit and intends to defend against it vigorously, but is unable to predict the outcome or reasonably estimate a range of possible loss given its current status.

Item 4. Submission of Matters to a Vote of Security Holders.

         (a) (b) (c) The Annual Meeting of Stockholders of the Company was held on May 17, 2001 (the "2001 Annual Meeting"). The following matters were voted upon at the 2001 Annual Meeting:

         (i) The following were elected directors of the Company for terms expiring in 2002:

                                                                               Broker
                                                        For           Withheld        Non-Votes
                                                        ---           --------        ---------
                  Daniel F. Akerson               3,514,702,839       29,737,334      0
                  James L. Barksdale              3,514,520,083       29,920,090      0
                  Stephen F. Bollenbach           3,514,311,153       30,129,020      0
                  Stephen M. Case                 3,514,468,823       29,971,350      0
                  Frank J. Caufield               3,514,412,147       30,028,026      0
                  Miles R. Gilburne               3,477,310,157       67,130,016      0
                  Carla A. Hills                  3,513,838,898       30,601,275      0
                  Gerald M. Levin                 3,513,946,092       30,494,081      0
                  Reuben Mark                     3,514,669,758       29,770,415      0
                  Michael A. Miles                3,513,557,156       30,883,017      0
                  Kenneth J. Novack               3,514,506,938       29,933,235      0
                  Richard D. Parsons              3,514,359,452       30,080,721      0
                  Robert W. Pittman               3,514,290,516       30,149,657      0
                  Franklin D. Raines              3,514,172,631       30,267,542      0
                  R. E. Turner                    3,512,463,257       31,976,916      0
                  Francis T. Vincent, Jr.         3,514,432,874       30,007,299      0

          (ii) Approval of the appointment of Ernst & Young LLP as independent auditors of the Company for 2001:

                                                                                    Broker
                    Votes For           Votes Against       Abstentions             Non-Votes
                    ---------           -------------       -----------             ---------
                  3,514,907,182         12,766,209          15,054,924              0


          Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

         The exhibit listed on the accompanying Exhibit Index is filed as a part of this report and such Exhibit Index is incorporated herein by reference.

          (b) Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K dated April 18, 2001 in which it reported in Item 5 that the Company announced its results of operations for the quarter ended March 31, 2001.

                              AOL TIME WARNER INC.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AOL TIME WARNER INC.
                                          (Registrant)



                                       By:    /s/  J. Michael Kelly
                                           ------------------------------
                                       Name:  J. Michael Kelly
                                       Title: Executive Vice President and
                                              Chief Financial Officer



Dated:    August 14, 2001

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K

Exhibit No.                Description of Exhibit
----------                 ----------------------
10.1                       AOL Time Warner Inc. Deferred Compensation Plan,
                           amended and restated as of August 1, 2001.