Form 10-Q
period 2001-09-30
AOL TIME WARNER INC
filed 2001-11-14
CIK 1105705

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 2001 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the transition period from ____ to _____.

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
Yes   x    No
    -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                           Shares Outstanding
   Description of Class                                 as of October 31, 2001
   --------------------                              --------------------------
   Common Stock - $.01 par value                           4,255,448,401
   Series LMCN-V Common Stock - $.01 par value               171,185,826

                            AOL TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.


                               INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                              ---------------------
                                                                                              AOL Time
                                                                                                Warner         TWE
                                                                                                ------         ---
PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results of operations and financial condition.....     1          48
     Consolidated balance sheet at September 30, 2001 and December 31, 2000....................    19          57
     Consolidated statement of operations for the three and nine months ended
          September 30, 2001 and 2000..........................................................    20          58
     Consolidated statement of cash flows for the nine months ended September 30, 2001
          and 2000.............................................................................    21          59
     Consolidated statement of shareholders' equity and partnership capital for the nine months
          ended September 30, 2001 and 2000....................................................    22          60
     Notes to consolidated financial statements................................................    23          61
     Supplementary information.................................................................    40


PART II.  OTHER INFORMATION....................................................................    72


                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner" or the "Company") is the world's first Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

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

Investment in Time Warner Entertainment Company, L.P.

         A majority of AOL Time Warner's interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc. ("MediaOne"), a subsidiary of AT&T Corp. ("AT&T").

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

Use of EBITDA

         AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets ("EBITDA"). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of goodwill and intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

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

         For the nine months ended September 30, 2001, these items included (i) merger-related costs of $71 million in the first quarter and $134 million in the third quarter relating to the Merger, and (ii) noncash pretax charges of approximately $620 million in the first quarter and approximately $196 million in the third quarter to reduce the carrying

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines in market value and to reflect market fluctuations in derivative instruments.

         For the nine months ended September 30, 2000 on a pro forma basis, these items included (i) merger-related costs of approximately $46 million in the first quarter, $41 million in the second quarter and $52 million in the third quarter relating to the Merger, (ii) net pretax gains of approximately $28 million recognized in the first quarter and net pretax losses of approximately $7 million in the second quarter relating to the sale or exchange of various cable television systems and investments, (iii) a $50 million pretax charge in the second quarter relating to the Six Flags Entertainment Corporation ("Six Flags") litigation, (iv) pretax gains of approximately $285 million in the first quarter from the sale or exchange of certain investments, (v) a noncash pretax charge of approximately $220 million in the first quarter relating to the write-down of AOL Time Warner's carrying value of its investment in the Columbia House Company Partnerships ("Columbia House"), a 50%-owned equity investee, (vi) a net pretax investment-related gain of approximately $65 million recognized in the third quarter, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a television platform servicing France and Monaco, and (vii) a noncash pretax charge of $738 million, which is shown separately in the accompanying consolidated statement of operations as an after-tax charge of $443 million related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         For the nine months ended September 30, 2000 on a historical basis, these items included (i) pretax gains of approximately $275 million in the first quarter from the sale or exchange of certain investments and (ii) merger-related costs of approximately $10 million in the second quarter.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of these significant and nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

RESULTS OF OPERATIONS

         Revenues and EBITDA by business segment are as follows:


                                             Three Months Ended September 30,     Nine Months Ended September 30
                                            ----------------------------------  -----------------------------------
                                                 Revenues            EBITDA        Revenues             EBITDA
                                            -------------------  --------------  -----------------  ---------------
                                              2001  2000(a)(b)   2001   2000(b)   2001   2000(a)(b) 2001    2000(b)
                                                       Pro                Pro               Pro                Pro
                                           Historical Forma   Historical Forma Historical  Forma  Historical  Forma
                                           ---------- -----   ---------- ----- ---------- ------  ----------  -----
                                                                               (millions)

AOL.....................................     $2,196   $1,945   $  742 $   609  $  6,459  $ 5,644   $2,227    $1,698
Cable(c)................................      1,769    1,511      791     713     5,105    4,460    2,336     2,092
Filmed Entertainment....................      2,112    2,008      307     215     6,217    5,708      670       613
Networks................................      1,663    1,603      450     348     5,190    5,009    1,343     1,059
Music...................................        939      949       87     110     2,715    2,884      268       340
Publishing..............................      1,122    1,081      196     139     3,275    3,216      580       457
Corporate...............................          -        -      (74)    (70)        -        -     (219)     (230)
Merger-related costs....................          -        -     (134)    (52)        -        -     (205)     (139)
Intersegment elimination................       (481)    (339)     (36)     (4)   (1,359)    (939)     (59)      (28)
                                             ------   ------   ------  ------   -------  -------   ------    ------

Total revenues and EBITDA...............     $9,320   $8,758   $2,329  $2,008   $27,602  $25,982   $6,941    $5,862

Depreciation and amortization...........          -        -   (2,300) (2,163)        -       -    (6,783)   (6,443)
                                             ------   ------   ------  ------   -------  -------   ------    ------

Total revenues and operating income (loss)   $9,320   $8,758  $    29  $ (155)  $27,602  $25,982   $  158   $  (581)
                                             ======   ======  =======  ======   =======  =======   ======   =======


--------------
(a) Revenues reflect the provisions of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), which was retroactively adopted by the Company in the fourth quarter of 2000. The impact of SAB 101 was to reduce revenues and costs by equal amounts of $89 million on a pro forma basis for the third quarter of 2000 and $277 million on a pro forma basis for the first nine months of 2000.
(b) 2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical revenues, EBITDA and operating income for the three months ended September 30, 2000 were $1.945 billion, $592 million and $482 million, respectively. AOL Time Warner's historical revenues, EBITDA and operating income for the nine months ended September 30, 2000 were $5.644 billion, $1.630 billion and $1.314 billion, respectively.
(c) EBITDA includes pretax gains of approximately $28 million in the first nine months of 2000 relating to the sale or exchange of certain consolidated cable television systems.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Consolidated Results

         AOL Time Warner had revenues of $9.320 billion and a net loss of $996 million for the three months ended September 30, 2001, compared to revenues of $8.758 billion on a pro forma basis ($1.945 billion on a historical basis) and a net loss of $902 million on a pro forma basis (net income of $344 million on a historical basis) for the three months ended September 30, 2000. After preferred dividend requirements, AOL Time Warner had basic and diluted net loss per common share of $.22 for the three months ended September 30, 2001, compared to basic and diluted net loss of $.21 per common share on a pro forma basis in 2000 (basic earnings per share of $.15 and diluted earnings per share of $.13 on a historical basis).

         As previously described, in addition to the consummation of the Merger, the comparability of AOL Time Warner's operating results for the third quarter of 2001 and 2000 has been affected by the recognition of certain significant and nonrecurring items in both periods. These items totaled $330 million of net pretax losses in 2001,

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

compared to $13 million of net pretax income on a pro forma basis in 2000 (there were no such items on a historical basis). The aggregate net effect if these items were excluded from earnings would be to reduce basic and diluted net loss per common share by $.04 in 2001. There would be no net effect on basic and diluted net loss per common share on a pro forma basis in 2000 (there was no impact on basic and diluted earnings per share on a historical basis).

         Revenues. AOL Time Warner's revenues increased to $9.320 billion in 2001, compared to $8.758 billion on a pro forma basis in 2000 ($1.945 billion on a historical basis). This overall increase in revenues was driven by an increase in subscription revenues of 13% to $4.190 billion and an increase in content and other revenues of 6% to $3.196 billion, offset in part by a decrease in advertising and commerce revenues of 5% to $1.934 billion.

         As discussed more fully below, the increase in subscription revenues was due to an increase in the number of subscribers at the AOL, Cable, Networks and Publishing segments and an increase in subscription rates at the AOL, Cable and Networks segments. The increase in content and other revenues was principally due to increased theatrical and syndication revenues at the Filmed Entertainment segment, primarily due to the theatrical success of Rush Hour 2 and the licensing arrangements for the continuing second-cycle broadcasting rights and increased first-cycle broadcasting rights for Friends. This increase in content and other revenues was offset in part by lower revenues at the Music segment resulting from the negative effect of changes in foreign currency rates on international recorded music sales and lower industry-wide domestic recorded music sales, which could continue for the remainder of the year. The decrease in advertising and commerce revenues reflects the continued overall weakness in the advertising market, which will likely continue to impact operating results for the fourth quarter. This decrease was offset in part by increased advertising and commerce revenue at the Cable segment and at The WB Network.

         While the Company experienced an overall decrease in advertising and commerce revenues, certain of the Company's segments benefited from growth in intercompany advertising transactions. Specifically, the Company's segments experienced an increase in intercompany advertising revenue of $96 million ($97 million in the third quarter of 2001, compared to $1 million on a pro forma basis in the third quarter of 2000). Consistent with its belief in the effectiveness of advertising on AOL Time Warner properties, the Company has re-directed, and will continue to re-direct where possible, advertising to AOL Time Warner properties. This strategy has served to enhance the overall operating efficiencies and profitability of the Company through the cross-promotion of each segment's products and services. These intercompany transactions, which are recorded by each segment at fair value as if the transactions were with third parties, are eliminated on a consolidated basis and, therefore, do not themselves impact consolidated revenues and EBITDA. However, to the extent third-party advertising spending has been substituted with advertising on AOL Time Warner properties, the Company's consolidated advertising expense, which reflects its level of spending with third parties, has been reduced and, as a result, the consolidated EBITDA and related profit margin have benefited.

         Net Income (Loss) and Net Income (Loss) Per Common Share. AOL Time Warner's net loss increased by $94 million to $996 million in 2001, compared to $902 million on a pro forma basis in 2000 (net income of $344 million on a historical basis). However, excluding the effect of the significant and nonrecurring items referred to earlier, the net loss decreased by $102 million to $798 million in 2001 from $900 million on a pro forma basis in 2000. Similarly, adjusted basic and diluted net loss per common share, excluding the effect of significant and nonrecurring items, decreased to $.18 in 2001, compared to an adjusted basic and diluted net loss per common share of $.21 on a pro forma basis in 2000. As discussed more fully below, this improvement principally resulted from an overall increase in AOL Time Warner's EBITDA, offset in part by higher depreciation and amortization and higher income taxes, primarily due to increased EBITDA.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Depreciation and Amortization. Depreciation and amortization increased to $2.300 billion in 2001 from $2.163 billion on a pro forma basis in 2000 ($110 million on a historical basis). This increase was due to increases in both depreciation, primarily reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, and amortization. The higher amortization in the third quarter of 2001 was primarily due to goodwill generated from certain restructuring liabilities that were committed to by management in the first nine months of 2001 and recorded as liabilities assumed in the purchase of Time Warner, and the absence in 2000 of amortization related to minor acquisitions consummated after the third quarter of 2000 that were accounted for under the purchase method of accounting.

         Interest Income (Expense), Net. Interest expense, net, decreased to $347 million in 2001, from $353 million on a pro forma basis in 2000 (interest income, net, of $80 million on a historical basis), principally as a result of lower market interest rates, offset in part by lower interest income due to the sale, at the beginning of 2001, of interest-bearing short-term investments.

         Other Income (Expense), Net. Other expense, net, increased to $437 million in 2001 from $150 million on a pro forma basis in 2000 (other income, net, of $9 million on a historical basis). Other expense, net, increased primarily because of a $196 million noncash pretax charge to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines ($147 million), and to reflect market fluctuations in derivative instruments ($49 million). Also contributing to the increase in other expense, net, was the absence in 2001 of a net investment-related gain of approximately $65 million, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite.

         AOL Time Warner has certain long-term strategic investments that are accounted for under the equity method of accounting. As of September 30, 2001, the carrying value of these investments exceeded their fair value. Consistent with its policy, management continually evaluates whether the decline in the fair value of such investments should be considered to be other-than-temporary. As of September 30, 2001, management has concluded that the decline in fair value of such investments is not other-than-temporary. Depending on general market conditions and the performance of these investments, the Company may be required to record a significant noncash charge to write down certain equity method investments to fair value in the future for declines deemed to be other-than-temporary. Any such charge would be unrelated to our core operations and would be recorded in other income (expense), net.

         Minority Interest Income (Expense). Minority interest expense decreased to $66 million in 2001, compared to $77 million on a pro forma basis in 2000 (there was no minority interest income on a historical basis). Minority interest expense decreased principally due to the absence in 2001 of distributions on preferred trust securities, which were redeemed in the first quarter of 2001.

         Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. AOL Time Warner had income tax expense of $175 million in the third quarter of 2001, compared to $167 million on a pro forma basis in the third quarter of 2000 ($227 million on a historical basis). Income taxes, for financial reporting purposes, benefited from the tax effect of the $196 million noncash charge to reduce the carrying value of certain investments and derivative instruments and $134 million of merger-related costs in the third quarter of 2001. Excluding the tax effect of these items, the effective tax rate was consistent in each period.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

As of September 30, 2001, the Company had net operating loss carryforwards of approximately $11.5 billion, primarily resulting from stock option exercises, available to offset future U.S. federal taxable income.

Business Segment Results

         AOL. Revenues increased to $2.196 billion in 2001, compared to $1.945 billion in 2000. EBITDA increased to $742 million in 2001, compared to $609 million in 2000. Revenues increased due to a 14% increase in subscription revenues (from $1.2 billion to $1.4 billion), a 5% increase in advertising and commerce revenues (from $594 million to $624 million) and a 37% increase in content and other revenues (from $145 million to $198 million).

         The growth in subscription revenues was principally due to an increase in domestic subscribers and a price increase of $1.95 per month in AOL's unlimited usage plan for the domestic AOL service that became effective in billing cycles after July 1, 2001. This increase was offset in part by the impact of certain promotional bundling programs that generate lower subscription revenues during introductory periods. The growth in advertising and commerce revenues was driven by a general increase in advertising sales, including amounts earned in connection with the settlement of certain advertising contracts and an increase in intercompany sales of advertising to other business segments of AOL Time Warner. These increases were offset in part by the overall weakness in the advertising market, as well as a 10% decline in commerce revenues due mainly to the re-directing of commerce inventory for civic purposes after the September 11th terrorist attacks. The increase in content and other revenues is primarily due to amounts earned in connection with the restructuring of a software licensing arrangement. The 22% growth in EBITDA in 2001 is primarily due to the revenue growth, a decrease in network costs as a percentage of subscription revenues and reduced general and administrative costs, reflecting efficiencies AOL continues to gain as a result of its size and scale, as well as lower negotiated rates with its network providers. In addition, EBITDA was affected by increased marketing costs to support AOL's multiple brands.

         Cable. Revenues increased to $1.769 billion in 2001, compared to $1.511 billion on a pro forma basis in 2000. EBITDA increased to $791 million in 2001 from $713 million on a pro forma basis in 2000. Revenues increased due to a 15% increase in subscription revenues and a 41% increase in advertising and commerce revenues (from $124 million to $175 million). The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and an increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to a general increase in advertising sales, including advertising purchased by programming vendors to promote their channel launches and the intercompany sale of advertising to other business segments of AOL Time Warner. EBITDA increased principally as a result of the revenue growth, offset in part by higher programming costs related to the roll-out of digital services and to programming rate increases.

         Filmed Entertainment. Revenues increased to $2.112 billion in 2001, compared to $2.008 billion on a pro forma basis in 2000. EBITDA increased to $307 million in 2001, compared to $215 million on a pro forma basis in 2000. Revenues grew due to an increase at the filmed entertainment businesses of Turner Broadcasting System, Inc. (the "Turner filmed entertainment businesses"). The Turner filmed entertainment businesses include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc. Revenues at Warner Bros. were comparable to the prior year third quarter.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         The revenue increase at the Turner filmed entertainment businesses was primarily due to higher worldwide theatrical revenues, related to New Line Cinema's theatrical success of Rush Hour 2, and higher domestic DVD sales. For Warner Bros., revenues benefited from licensing arrangements for continuing second-cycle broadcasting rights and increased first-cycle broadcasting rights for Friends and higher DVD sales. This benefit was offset entirely by lower domestic theatrical revenues and lower revenues in Warner Bros.' retail operations, related to the closure of its Studio Stores. EBITDA grew due to increases at both the Turner filmed entertainment businesses and Warner Bros. For the Turner filmed entertainment businesses, EBITDA increased principally due to the revenue growth. For Warner Bros., EBITDA benefited from the licensing of Friends, reduced losses from the closure of the Studio Store operations and reduced expenses for online development.

         Networks. Revenues increased to $1.663 billion in 2001, compared to $1.603 billion on a pro forma basis in 2000. EBITDA increased to $450 million in 2001 from $348 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues at the Turner cable networks and HBO and an increase in advertising and commerce revenues at The WB Network, offset in part by lower advertising and commerce revenues at the Turner cable networks.

         For the Turner cable networks, subscription revenues benefited from an increase in the number of subscribers and higher rates, primarily led by revenue increases at CNN, TNT, TBS Superstation and Cartoon Network. Advertising and commerce revenues declined due to the continued overall weakness in the advertising market and continuous advertising-free news coverage of the September 11th terrorist attacks and the aftermath, primarily on the CNN networks. This decline was offset in part by the intercompany sale of advertising to other business segments of AOL Time Warner. For HBO, subscription revenues benefited from an increase in the number of subscribers and higher rates. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups and the intercompany sale of advertising to other business segments of AOL Time Warner. EBITDA was higher due to improved results at the Turner cable networks, HBO and The WB Network. For the Turner cable networks, the increase in EBITDA was principally due to the increased subscription revenues, lower programming and marketing costs, lower administrative and operating expenses from certain cost reduction initiatives, and the absence in 2001 of losses related to World Championship Wrestling, an underperforming operation that the Company exited in 2001. These increases were offset in part by the advertising and commerce revenue declines. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the EBITDA improvement was principally due to the increase in advertising and commerce revenues.

         Music. Revenues decreased to $939 million in 2001, compared to $949 million on a pro forma basis in 2000. EBITDA decreased to $87 million in 2001 from $110 million on a pro forma basis in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international music operations. Excluding the negative impact of foreign currency exchange rates, revenues increased primarily due to higher international recorded music sales, offset in part by lower industry-wide domestic recorded music sales and higher product returns. The decrease in EBITDA principally related to the reduction in revenues, higher marketing costs, including the cost of promoting new artists, and higher worldwide provisions for bad debts, offset in part by higher income from DVD manufacturing operations and lower artist royalty costs. The increase in marketing costs contributed to an increase in domestic market share. The Music segment increased its year-to-date domestic market share to 17.2%, lifting it to second place in total album sales.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Publishing. Revenues increased to $1.122 billion in 2001, compared to $1.081 billion on a pro forma basis in 2000. EBITDA increased to $196 million in 2001 from $139 million on a pro forma basis in 2000. Revenues increased due to a 15% increase in magazine subscription revenues and an increase in content and other revenues, offset in part by a 1% decrease in magazine advertising and commerce revenues. Magazine subscription revenues and magazine advertising and commerce revenues benefited from the acquisition of the Times Mirror magazines group in the fourth quarter of 2000. Magazine subscription revenues further benefited from the sale of special issues covering the September 11th terrorist attacks. The added subscription revenues stemming from issues covering the September 11th terrorist attacks were entirely offset by reduced advertising revenues following the September 11th terrorist attacks. Advertising and commerce revenues further declined due to the continued overall weakness in the advertising market, offset in part by higher commerce revenues from direct marketing efforts at Time Life and the intercompany sale of advertising to other business segments of AOL Time Warner. Content and other revenues increased primarily due to the domestic trade book publishing sale of new publications from Jack Welch, jack: Straight From The Gut, and James Patterson, Suzanne's Diary For Nicholas, in 2001. EBITDA increased principally as a result of the revenue growth, increased cost savings and the absence in 2001 of online development costs and losses generated in 2000 by American Family Enterprises ("AFE"), which was liquidated in the first quarter of 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Consolidated Results

         AOL Time Warner had revenues of $27.602 billion and a net loss of $3.099 billion for the nine months ended September 30, 2001, compared to revenues of $25.982 billion on a pro forma basis ($5.644 billion on a historical basis) and a loss before the cumulative effect of an accounting change of $2.838 billion on a pro forma basis (net income of $1.115 billion on a historical basis) for the nine months ended September 30, 2000. After preferred dividend requirements, AOL Time Warner had basic and diluted net loss per common share of $.70 for the nine months ended September 30, 2001, compared to basic and diluted loss before the cumulative effect of an accounting change of $.67 per common share on a pro forma basis in 2000 (basic earnings per share of $.48 and diluted earnings per share of $.43 on a historical basis).

         As previously described, in addition to the consummation of the Merger, the comparability of AOL Time Warner's operating results for the first nine months of 2001 and 2000 has been affected by the recognition of certain significant and nonrecurring items in both periods. These nonrecurring items totaled net pretax losses of approximately $1.021 billion in 2001 and approximately $776 million on a pro forma basis in 2000 (net pretax income of $265 million on a historical basis). The aggregate net effect if these items were excluded from earnings would be to reduce basic and diluted net loss per common share by $.14 in 2001 and $.12 on a pro forma basis in 2000 (a decrease in basic and diluted earnings per share of $.07 on a historical basis).

         Revenues. AOL Time Warner's revenues increased to $27.602 billion in 2001, compared to $25.982 billion on a pro forma basis in 2000 ($5.644 billion on a historical basis). This overall increase in revenues was driven by an increase in subscription revenues of 11% to $12.105 billion, an increase in advertising and commerce revenues of 2% to $6.265 billion and an increase in content and other revenues of 3% to $9.232 billion.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at the AOL, Cable, Networks and Publishing segments and an increase in subscription rates at the AOL, Cable and Networks segments. The increase in advertising and commerce revenues was principally due to

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

increased advertising at the AOL and Cable segments and The WB Network, offset in part by advertising declines at the Publishing segment and the Turner cable networks, reflecting the continued overall weakness in the advertising market, which will likely continue to impact operating results for the fourth quarter. The increase in content and other revenues was principally due to increased revenues at the Filmed Entertainment segment, including the increased distribution of theatrical content, offset in part by lower revenue at the Music segment resulting from the negative effect of changes in foreign currency rates on international recorded music sales and lower industry-wide recorded music sales, which could continue for the remainder of the year.

         Also contributing to the advertising revenue growth at the segment level is an increase in intercompany advertising transactions. Specifically, the Company's segments experienced an increase in intercompany advertising revenue of $240 million ($252 million for the first nine months of 2001, compared to $12 million on a pro forma basis for the first nine months of 2000). Consistent with its belief in the effectiveness of advertising on AOL Time Warner properties, the Company has re-directed, and will continue to re-direct where possible, advertising to AOL Time Warner properties. This strategy has served to enhance the overall operating efficiencies and profitability of the Company through the cross-promotion of each segment's products and services. These intercompany transactions, which are recorded by each segment at fair value as if the transactions were with third parties, are eliminated on a consolidated basis and, therefore, do not themselves impact consolidated revenues and EBITDA. However, to the extent third-party advertising spending has been substituted with advertising on AOL Time Warner properties, the Company's consolidated advertising expense, which reflects its level of spending with third parties, has been reduced and, as a result, the consolidated EBITDA and related profit margin have benefited.

         Net Income (Loss) and Net Income (Loss) Per Common Share. AOL Time Warner's net loss decreased by $182 million to $3.099 billion in 2001, compared to a net loss of $3.281 billion on a pro forma basis in 2000 (net income of $1.115 billion on a historical basis). However, excluding the effect of the significant and nonrecurring items referred to earlier, the net loss decreased by $290 million to $2.486 billion in 2001 from $2.776 billion on a pro forma basis in 2000. Similarly, adjusted basic and diluted net loss per common share, excluding the effect of significant nonrecurring items, decreased to $.56 in 2001, compared to an adjusted basic and diluted net loss per common share of $.65 on a pro forma basis in 2000. As discussed more fully below, this improvement principally resulted from an overall increase in AOL Time Warner's EBITDA and lower losses associated with the Company's asset securitization program, offset in part by higher depreciation and amortization, higher amortization of goodwill associated with certain investments accounted for under the equity method of accounting and higher income taxes, primarily due to the increased EBITDA.

         Depreciation and Amortization. Depreciation and amortization increased to $6.783 billion in 2001 from $6.443 billion on a pro forma basis in 2000 ($316 million on a historical basis). This increase was due to increases in both depreciation, primarily reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, and amortization. The higher amortization in 2001 was primarily due to goodwill generated from certain restructuring liabilities that were committed to by management in the first nine months of 2001 and recorded as liabilities assumed in the purchase of Time Warner, and the absence in 2000 of amortization related to minor acquisitions consummated after the third quarter of 2000 that were accounted for under the purchase method of accounting.

         Interest Income (Expense), Net. Interest expense, net, decreased to $1.018 billion in 2001, from $1.021 billion on a pro forma basis in 2000 (interest income, net, of $211 million on a historical basis), principally as a result of lower market interest rates and by the absence in 2001 of additional interest expense recognized in the third quarter of 2000

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

related to the Six Flags litigation, offset in part by lower interest income due to the sale, at the beginning of 2001, of interest-bearing short-term investments.

         Other Income (Expense), Net. Other expense, net, increased to $1.542 billion in 2001 from $528 million on a pro forma basis in 2000 (other income, net, of $296 million on a historical basis). Other expense, net, increased primarily because of a noncash pretax charges of $821 million to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines. Also contributing to the increase in other expense, net was higher amortization of goodwill associated with certain investments accounted for under the equity method of accounting and the absence in 2001 of investment-related gains recognized in 2000 of approximately $285 million from the sale or exchange of certain investments and approximately $65 million, principally related to additional proceeds received in connection with the 1999 sale of and interest in CanalSatellite. This overall increase was offset in part by lower losses on the Company's asset securitization programs, pretax gains on the exchange of various unconsolidated cable television systems in 2001 at TWE and the TWE Advance/Newhouse Partnership ("TWE-A/N") (attributable to the minority owners of TWE and TWE-A/N) and the absence in 2001 of noncash pretax charges in 2000 of $220 million to reduce the carrying value of the Company's investment in Columbia House and $24 million related to Six Flags litigation.

         Minority Interest (Expense). Minority interest expense increased to $246 million in 2001, compared to $188 million on a pro forma basis in 2000 (there was no minority interest expense on a historical basis). Minority interest expense increased principally due to the allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE and TWE-A/N attributable to the minority owners of TWE and TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network, offset in part by a higher allocation of losses at TWE in 2001 to MediaOne and lower distributions on preferred trust securities, which were redeemed in the first quarter of 2001.

         Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. AOL Time Warner had income tax expense of $451 million in 2001, compared to $520 million on a pro forma basis in 2000 ($706 million on a historical basis). Income taxes, for financial reporting purposes, benefited from the tax effect of the $821 million noncash pretax charge to reduce the carrying value of certain investments in the first nine months of 2001. For the first nine months of 2000, income tax expense was increased by $371 million of net pretax investment-related gains, offset in part by noncash pretax charges of $244 million related to the Company's investment in Columbia House and the Six Flags litigation. Excluding the tax effect of these items, the effective tax rate was consistent in each period. As of September 30, 2001, the Company had net operating loss carryforwards of approximately $11.5 billion, primarily resulting from stock option exercises, available to offset future U.S. federal taxable income.

Business Segment Results

         AOL. Revenues increased to $6.459 billion in 2001, compared to $5.644 billion in 2000. EBITDA increased to $2.227 billion in 2001, compared to $1.698 billion in 2000. Revenues increased due to a 10% increase in subscription revenues (from $3.544 billion to $3.910 billion), a 22% increase in advertising and commerce revenues (from $1.683 billion to $2.051 billion) and a 19% increase in content and other revenues (from $417 million to $498 million).

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         The growth in subscription revenues was principally due to an increase in domestic subscribers and a price increase of $1.95 per month in AOL's unlimited usage plan for the domestic AOL service that became effective in billing cycles after July 1, 2001. This increase was offset in part by the impact of certain promotional bundling programs that generate lower subscription revenues during introductory periods. The growth in advertising and commerce revenues was driven by a general increase in advertising sales, including amounts earned in connection with the settlement of certain advertising contracts and an increase in intercompany sales of advertising to other business segments of AOL Time Warner. These increases were offset in part by the overall weakness in the advertising market. The increase in content and other revenues is primarily due to amounts earned in connection with the restructuring of a software licensing arrangement. The 31% growth in EBITDA in 2001 is primarily due to the revenue growth, a decrease in network costs as a percentage of subscription revenues and reduced general and administrative costs, reflecting efficiencies AOL continues to gain as a result of its size and scale, as well as lower negotiated rates with its network providers. AOL's operating results also benefited from lower sales taxes and a reduction in bad debt expense associated with a substantial improvement in cash collections, offset in part by increased marketing costs to support AOL's multiple brands.

         Cable. Revenues increased to $5.105 billion in 2001, compared to $4.460 billion on a pro forma basis in 2000. EBITDA increased to $2.336 billion in 2001 from $2.092 billion on a pro forma basis in 2000. Revenues increased due to a 13% increase in subscription revenues and a 27% increase in advertising and commerce revenues (from $343 million to $434 million). The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and an increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to a general increase in advertising sales, including advertising purchased by programming vendors to promote their channel launches and the intercompany sale of advertising to other business segments of AOL Time Warner. The operating results of the Cable division were affected by pretax gains of approximately $28 million recognized in 2000 relating to the sale or exchange of various consolidated cable television systems. Excluding these gains, EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs related to the roll-out of digital services and to programming rate increases.

         Filmed Entertainment. Revenues increased to $6.217 billion in 2001, compared to $5.708 billion on a pro forma basis in 2000. EBITDA increased to $670 million in 2001, compared to $613 million on a pro forma basis in 2000. Revenues grew due to increases at both Warner Bros. and the Turner filmed entertainment businesses.

         For Warner Bros., revenues benefited from the increased domestic distribution of theatrical product, principally due to higher DVD sales, and licensing arrangements for continuing second-cycle broadcasting rights and increased first-cycle broadcasting rights for Friends. This benefit was offset in part by lower revenues in Warner Bros.' retail operations, related to the closure of its Studio Stores. For the Turner filmed entertainment businesses, revenues increased primarily due to higher theatrical revenues, related to New Line Cinema's theatrical success of Rush Hour 2, and higher domestic DVD sales, as well as significant syndication revenue from licensing arrangements for the second-cycle broadcasting rights for Seinfeld. For Warner Bros., EBITDA increased principally due to the increased revenues, reduced losses from the closure of the Studio Store operations and reduced expenses for online development, offset in part by higher advertising and distribution costs because of an increase in the number and timing of new theatrical releases in comparison to the prior year comparable period. For the Turner filmed entertainment businesses, EBITDA increased principally due the revenue growth, offset in part by higher film and advertising costs in comparison to the prior year comparable period.

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Networks. Revenues increased to $5.190 billion in 2001, compared to $5.009 billion on a pro forma basis in 2000. EBITDA increased to $1.343 billion in 2001 from $1.059 billion on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues with growth at the Turner cable networks and HBO and an increase in advertising and commerce revenues at The WB Network, offset in part by lower advertising and commerce revenues and lower content and other revenues at the Turner cable networks.

         For the Turner cable networks, subscription revenues benefited from an increase in the number of subscribers and higher rates, primarily led by revenue increases at CNN, TNT, TBS Superstation and Cartoon Network. Advertising and commerce revenues declined due to the continued overall weakness in the advertising market and continuous advertising-free news coverage of the September 11th terrorist attacks and the aftermath, primarily on the CNN networks. This decline was offset in part by the intercompany sale of advertising to other business segments of AOL Time Warner. The decline in content and other revenues is due to the absence in 2001 of revenues from World Championship Wrestling, an underperforming operation that the Company exited in 2001. For HBO, subscription revenues benefited from an increase in the number of subscribers and higher rates. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups and the intercompany sale of advertising to other business segments of AOL Time Warner. EBITDA was higher due to improved results at the Turner cable networks, HBO and The WB Network. For the Turner cable networks, the increase in EBITDA was principally due to the increased subscription revenues, the absence of losses from World Championship Wrestling, lower programming and marketing costs and lower administrative and operating expenses from certain cost reduction initiatives, offset in part by the advertising and commerce revenue declines. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the EBITDA improvement was principally due to the increase in advertising and commerce revenues.

         Music. Revenues decreased to $2.715 billion in 2001, compared to $2.884 billion on a pro forma basis in 2000. EBITDA decreased to $268 million in 2001 from $340 million on a pro forma basis in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international music operations, lower industry-wide recorded music sales and higher product returns. The decrease in EBITDA principally related to the reduction in revenues, higher marketing costs, including the cost of promoting new artists, and higher worldwide provisions for bad debts, offset in part by higher income from DVD manufacturing operations and lower artist royalty costs. The increase in marketing costs contributed to an increase in domestic market share. The Music segment increased its year-to-date domestic market share to 17.2%, lifting it to second place in total album sales.

         Publishing. Revenues increased to $3.275 billion in 2001, compared to $3.216 billion on a pro forma basis in 2000. EBITDA increased to $580 million in 2001 from $457 million on a pro forma basis in 2000. Revenues increased primarily from a 3% increase in magazine advertising and commerce revenues and a 6% increase in magazine subscription revenues, offset in part by a decline in content and other revenues. Magazine advertising and commerce revenues and magazine subscription revenues benefited from the acquisition of the Times Mirror magazines group in the fourth quarter of 2000. In addition, magazine advertising and commerce revenues benefited from higher commerce revenues from direct marketing efforts at Time Life and the intercompany sale of advertising to other business segments of AOL Time Warner, offset in part by the continued overall weakness in the advertising market and the impact of the September 11th terrorist attacks. In addition to the acquisition of the Times Mirror magazines group, magazine subscription revenues increased due to the sale of special issues covering the September 11th terrorist attacks. EBITDA

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

increased principally as a result of the increase in revenues, increased cost savings and the absence in 2001 of online development costs and losses generated by AFE, which was liquidated in the first quarter of 2001.

Acquisition of IPC Group Limited

         On October 17, 2001, AOL Time Warner's Publishing segment acquired IPC Group Limited, the parent company of IPC Media ("IPC"), from Cinven, one of Europe's leading private equity firms, for approximately $1.5 billion. IPC is the leading consumer magazine publisher in the United Kingdom with approximately 100 titles, including Woman's Own, Marie Claire and Horse & Hound. The acquisition will be accounted for by AOL Time Warner under the purchase method of accounting for business combinations. The acquisition was financed with borrowings under two 'L'550 million each 364-day senior unsecured revolving credit facilities entered into in October 2001 (the "multi-currency credit facilities"). Borrowings under the multi-currency credit facilities, which may also be used for general corporate purposes, may be made in U.S. dollars, pound sterling, yen or euros, may be repaid for a period up to two years following the initial term and are guaranteed on an unsecured basis, directly or indirectly, by each of America Online, Time Warner, Time Warner Companies, Inc. ("TW Companies") and Turner Broadcasting System, Inc. ("TBS").

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2001

Financial Condition

         At September 30, 2001, AOL Time Warner had $20.7 billion of debt, $1.5 billion of cash and equivalents (net debt of $19.2 billion) and $154.3 billion of shareholders' equity, compared to $21.3 billion of debt, $3.3 billion of cash and equivalents (net debt of $18.0 billion), $575 million of mandatorily redeemable preferred securities of a subsidiary and $157.6 billion of shareholders' equity on a pro forma basis at December 31, 2000. On a historical basis, AOL Time Warner had $2.6 billion of cash and equivalents, $1.4 billion of debt and $6.8 billion of shareholders' equity at December 31, 2000.

Cash Flows

         During the first nine months of 2001, AOL Time Warner's cash provided by operations amounted to $4.240 billion and reflected $6.941 billion of EBITDA and $228 million of proceeds received from AOL Time Warner's asset securitization program, less $886 million of net interest payments, $263 million of net income taxes paid, and $1.780 billion related to an increase in other working capital requirements. Cash provided by operations of $3.171 billion on a pro forma basis in the first nine months of 2000 reflected $5.862 billion of EBITDA and $91 million of proceeds received from AOL Time Warner's asset securitization program, less $888 million of net interest payments, $350 million of net income taxes paid and $1.544 billion related to an increase in other working capital requirements.

         Cash used by investing activities was $2.003 billion in the first nine months of 2001, compared to $4.334 billion of cash used by investing activities on a pro forma basis in the first nine months of 2000. The cash used by investing activities in 2001 included $1.774 billion of cash used for the acquisitions of investments and $2.670 billion of capital expenditures, offset in part by $690 million of cash acquired in the Merger and $1.751 billion of proceeds received from the sale of investments. The cash used by investing activities on a pro forma basis in 2000 included $2.868 billion of cash used for the acquisition of investments and $2.623 billion of capital expenditures, offset in part by $1.157 billion of

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

proceeds received from the sale of investments. The higher proceeds received from the sale of investments in 2001 was due primarily to the sale of short-term investments previously held by America Online. These short-term investments were acquired by America Online in 2000 and are, therefore, the cause for the higher cash used for the acquisition of investments in 2000.

         Cash used by financing activities was $3.342 billion in the first nine months of 2001, compared to $35 million on a pro forma basis in the first nine months of 2000. The use of cash in 2001 resulted primarily from $1.248 billion of debt reduction, the repurchase of approximately 55.4 million shares of AOL Time Warner common stock for cash totaling $2.298 billion under AOL Time Warner's $5 billion common stock repurchase program authorized in January 2001 and the redemption of mandatorily redeemable preferred securities of a subsidiary of $575 million, offset in part by $813 million of proceeds received principally from the exercise of employee stock options. Cash used by financing activities on a pro forma basis in the first nine months of 2000 principally resulted from $217 million of debt reduction, the repurchase of approximately
1.4 million shares of AOL Time Warner common stock at an aggregate cost of $65 million and the payment of $234 million of dividends and partnership distributions, offset in part by $609 million of proceeds received principally from the exercise of employee stock options. The lower level of share repurchases in the prior year relates to the suspension of Time Warner's share repurchase program in early 2000 as a result of the announced merger between America Online and Time Warner.

         AOL Time Warner evaluates operating performance based on several factors including free cash flow, which is defined as cash provided by operations after deducting capital expenditures, dividend payments and partnership distributions. The comparability of AOL Time Warner's free cash flow has been affected by certain significant transactions and nonrecurring items in each period. For the nine months ended September 30, 2001, these items aggregated approximately $981 million of cash payments, primarily related to the Merger and certain litigation payments. For the nine months ended September 30, 2000, these items aggregated approximately $154 million, also primarily related to the Merger. Excluding the effect of these nonrecurring items, free cash flow increased to $2.496 billion for the first nine months of 2001 from $468 million on a pro forma basis for the first nine months of 2000, primarily due to an increase in EBITDA, lower dividend payments and partnership distributions and decreases in other working capital requirements. On an as reported basis, free cash flow for the nine months ended September 30, 2001 was $1.515 billion, compared to $314 million on a pro forma basis for the nine months ended September 30, 2000.

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

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

Proceeds from any offerings will be used for general corporate purposes including investments, capital expenditures, repayment of debt and financing acquisitions. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. The net proceeds to the Company were $3.964 billion and were used primarily to pay down bank debt. These securities are guaranteed on an unsecured basis by each of America Online and Time Warner. In addition, TW Companies and TBS, as wholly owned subsidiaries of Time Warner, have guaranteed, on an unsecured basis, Time Warner's guarantee of the securities.

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

AOL Europe - Bertelsmann AG Put

         In March 2000, America Online and Bertelsmann AG announced an agreement to restructure their interests in the AOL Europe joint venture. This restructuring consists of a put and call arrangement under which the Company may purchase or be required to purchase Bertelsmann's 49.5% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion. Recently, AOL Time Warner received non-binding notification from Bertelsmann that it was probable that Bertelsmann would exercise the first installment of the put arrangement between December 15, 2001 and January 15, 2002. AOL Time Warner believes it will have adequate resources from its cash reserves or from accessing its committed bank facilities, commercial paper markets or capital markets to make any payments it is required or chooses to make in cash upon exercise of Bertelsmann's put right. For additional information on AOL Europe, see Note 4 to the accompanying consolidated financial statements.

Common Stock Repurchase Program

         In January 2001, AOL Time Warner's Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. During the first nine months of 2001, the Company repurchased 55.4 million shares.

Capital Spending

         AOL Time Warner's overall capital spending for the nine months ended September 30, 2001 was $2.670 billion, an increase of $47 million over capital spending on a pro forma basis for the nine months ended September 30, 2000 of $2.623 billion. AOL Time Warner capital spending and the related increase is principally at its Cable segment, as discussed more fully below, and its AOL segment, which includes expenditures related to product development and

                              AOL TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

software licensing, offset in part by lower capital spending levels at AOL Time Warner's other business segments.

         Over the past three years, AOL Time Warner's Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by the Cable segment amounted to $1.626 billion in the first nine months of 2001, compared to $1.623 billion on a pro forma basis in 2000. As more systems are upgraded, the fixed portion of Cable's capital spending is replaced with spending that varies based on the number of new subscribers. At September 30, 2001, the Cable segment had 2.861 million digital cable subscribers, a 22.6% penetration of basic cable subscribers. This compares to 1.259 million digital cable subscribers, or a 10.0% penetration of basic cable subscribers at September 30, 2000. Similarly, the number of high-speed online customers grew to
1.661 million, or 9.1% of eligible homes, from 719 thousand, or 5.8% of eligible homes at September 30, 2000. Such rapid growth of subscribers to these digital services increased the variable capital spending for digital cable boxes, high-speed modems and associated support equipment. Cable capital spending for the remainder of 2001 is expected to remain at levels comparable to 2000, reflecting spending on variable capital commensurate with the roll-out of the Cable segment's popular digital services, including digital cable and high-speed online services. Capital spending by the Cable segment is expected to continue to be funded by the Cable segment's operating cash flow.

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

o For AOL Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry," open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at reasonable prices, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by businesses and consumers; and greater than expected increases in programming or other costs.

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

                              AOL TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                             September 30, December 31, December 31,
                                                                                 2001         2000         2000
                                                                              Historical   Pro Forma(a) Historical(a)
                                                                              ----------   ---------    ----------
ASSETS                                                                        (millions, except per share amounts)
Current assets
Cash and equivalents.......................................................   $  1,505     $  3,300      $ 2,610
Short-term investments.....................................................          -          886          886
Receivables, less allowances of $1.533 billion, $1.725 billion and $97
     million...............................................................      5,359        6,033          613
Inventories................................................................      1,691        1,583           47
Prepaid expenses and other current assets..................................      1,844        1,908          515
                                                                              --------     --------      -------

Total current assets.......................................................     10,399       13,710        4,671

Noncurrent inventories and film costs......................................      7,016        6,235            -
Investments, including available-for-sale securities.......................      9,142        9,472        3,824
Property, plant and equipment..............................................     12,263       11,174        1,041
Music catalogues and copyrights............................................      2,935        2,500            -
Cable television and sports franchises.....................................     27,371       31,700            -
Brands and trademarks......................................................     10,650       10,000            -
Goodwill and other intangible assets.......................................    126,942      128,927          816
Other assets...............................................................      2,486        2,329          475
                                                                              --------     --------      -------

Total assets...............................................................   $209,204     $216,047      $10,827
                                                                              ========     ========      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...........................................................   $  2,022     $  2,125      $   105
Participations payable.....................................................      1,224        1,190            -
Royalties and programming costs payable....................................      1,575        1,488            -
Deferred revenue...........................................................      1,640        1,660        1,063
Debt due within one year...................................................         24           45            2
Other current liabilities..................................................      6,038        6,163        1,158
                                                                              --------     --------      -------

Total current liabilities..................................................     12,523       12,671        2,328

Long-term debt ............................................................     20,725       21,318        1,411
Deferred income taxes......................................................     12,065       15,165            -
Deferred revenue...........................................................      1,121        1,277          223
Other liabilities..........................................................      4,967        4,050           87
Minority interests.........................................................      3,541        3,364            -
Mandatorily redeemable preferred securities of a subsidiary holding
     solely debentures of a subsidiary of the Company......................          -          575            -

Shareholders' equity
Series LMCN-V Common Stock, $.01 par value, 171.2 million shares
     outstanding at September 30, 2001 and December 31, 2000 pro forma.....          2            2            -
AOL Time Warner (and America Online, as predecessor) Common Stock,
     $.01 par value, 4.261, 4.101 and 2.379 billion shares outstanding.....         42           41           24
Paid-in capital............................................................    155,598      155,796        4,966
Accumulated other comprehensive income (loss), net.........................         (8)          61           61
Retained earnings (loss)...................................................     (1,372)       1,727        1,727
                                                                              --------     --------      -------

Total shareholders' equity.................................................    154,262      157,627        6,778
                                                                              --------     --------      -------

Total liabilities and shareholders' equity.................................   $209,204     $216,047      $10,827
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

                              AOL TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                                 ------------------------------------- ----------------------------------
                                                    2001       2000        2000           2001       2000        2000
                                                 Historical Pro Forma(a) Historical(a) Historical Pro Forma(a) Historical(a)
                                                 ---------- ---------    ----------    ---------- ---------    ----------
                                                                (millions, except per share amounts)
Revenues:
     Subscriptions............................... $  4,190   $  3,698     $  1,206     $ 12,105    $ 10,908   $  3,544
     Advertising and commerce....................    1,934      2,033          594        6,265       6,152      1,683
     Content and other...........................    3,196      3,027          145        9,232       8,922        417
                                                  --------   --------     --------     --------    --------   --------

     Total revenues(b)...........................    9,320      8,758        1,945       27,602      25,982      5,644
Costs of revenues(b).............................   (5,036)    (4,700)        (958)     (14,864)    (14,047)    (2,869)
Selling, general and administrative(b)...........   (2,325)    (2,402)        (479)      (7,023)     (7,142)    (1,387)
Amortization of goodwill and other intangible
     assets......................................   (1,796)    (1,759)         (26)      (5,352)    (5,263)       (64)
Gain on sale or exchange of cable television
     systems.....................................        -          -            -            -          28          -
Merger-related costs.............................     (134)       (52)           -         (205)       (139)       (10)
                                                  --------   --------     --------     --------   --------   --------

Operating income (loss)..........................       29       (155)         482          158        (581)     1,314

Interest income (expense), net...................     (347)      (353)          80       (1,018)     (1,021)       211
Other income (expense), net(b)...................     (437)      (150)           9       (1,542)       (528)       296
Minority interest expense........................      (66)       (77)           -         (246)       (188)         -
                                                  --------   --------     --------     --------    --------   --------

Income (loss) before income taxes and cumulative
     effect of accounting change.................     (821)      (735)         571       (2,648)     (2,318)     1,821

Income tax provision.............................     (175)      (167)        (227)        (451)       (520)      (706)
                                                  --------   --------     --------     --------    --------   --------

Income (loss) before cumulative effect of
     accounting change...........................     (996)      (902)         344       (3,099)     (2,838)     1,115
Cumulative effect of accounting change, net of
     $295 million income tax benefit.............        -          -            -            -        (443)         -
                                                  --------   --------     --------     --------    --------   --------

Net income (loss)................................     (996)      (902)         344       (3,099)     (3,281)     1,115
Preferred dividend requirements..................       -          (3)           -            -         (11)         -
                                                  --------   --------     --------     --------    --------   --------

Net income (loss) applicable to common shares.... $   (996)  $   (905)    $    344     $ (3,099)   $ (3,292)  $  1,115
                                                  ========   ========     ========     ========    ========   ========
Basic income (loss) per common share before
     cumulative effect of accounting change...... $   (.22)  $   (.21)    $    .15     $   (.70)   $   (.67)  $    .48
Cumulative effect of accounting change...........        -          -            -            -        (.10)         -
                                                  --------   --------     --------     --------    --------   --------

Basic net income (loss) per common share......... $   (.22)  $   (.21)    $    .15     $   (.70)   $   (.77)  $    .48
                                                  ========   ========     ========     ========    ========   ========

Average basic common shares......................  4,439.9    4,311.0      2,325.0      4,429.2     4,284.1    2,311.6
                                                  ========   ========     ========     ========    ========   ========

Diluted income (loss) per common share before
     cumulative effect of accounting change...... $   (.22)  $   (.21)    $    .13     $  (.70)    $  (.67)   $    .43
Cumulative effect of accounting change...........        -          -            -           -        (.10)          -
                                                  --------   --------     --------     --------    --------   --------
Diluted net income (loss) per common share....... $   (.22)  $   (.21)    $    .13     $   (.70)   $   (.77)  $    .43
                                                  ========   ========     ========     ========    ========   ========
Average diluted common shares....................  4,439.9    4,311.0      2,600.0      4,429.2     4,284.1    2,602.3
                                                  ========   ========     ========     ========    ========   ========

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

     Revenues.....................................   $ 245       $229          $11        $ 711       $ 444      $ 41
     Cost of revenues.............................    (106)       (86)           -         (283)       (161)      (18)
     Selling, general and administrative..........      (1)        (9)           2          (13)        (19)        7
     Other income (expense), net..................      (1)        (3)           -           (3)        (17)        -

See accompanying notes.

                              AOL TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                 2001         2000         2000
                                                                              Historical  Pro Forma(a) Historical(a)
                                                                              ----------  ---------    ----------
                                                                                           (millions)
OPERATIONS
Net income (loss)..........................................................    $(3,099)     $(3,281)      $1,115
Adjustments for noncash and nonoperating items:
     Cumulative effect of accounting change................................          -          443            -
     Depreciation and amortization.........................................      6,783        6,443          316
     Amortization of film costs............................................      1,671        1,386            -
     Loss on writedown of investments......................................        821            -            -
     Gain on sale of investments...........................................        (33)        (450)        (323)
     Gain on sale or exchange of cable systems and investments.............          -          (21)           -
     Equity in losses of investee companies after distributions............        716          914           31
Changes in operating assets and liabilities, net of acquisitions...........     (2,619)      (2,263)         248
                                                                               --------     --------      ------

Cash provided by operations................................................      4,240        3,171        1,387
                                                                              --------      -------        -----

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents.......................        690            -            -
Investments and acquisitions...............................................     (1,774)      (2,868)      (2,414)
Capital expenditures.......................................................     (2,670)      (2,623)        (510)
Investment proceeds........................................................      1,751        1,157          728
Other......................................................................          -            -          (65)
                                                                           -----------  -----------     ---------

Cash used by investing activities..........................................     (2,003)      (4,334)      (2,261)
                                                                               --------     --------      -------

FINANCING ACTIVITIES
Borrowings.................................................................      7,948        1,784          112
Debt repayments............................................................     (9,196)      (2,001)          (6)
Borrowings against future stock option proceeds............................          -            2            -
Repayments of borrowings against future stock option proceeds..............          -         (130)           -
Redemption of mandatorily redeemable preferred securities of subsidiary....       (575)           -            -
Proceeds from exercise of stock option and dividend reimbursement plans....        813          609          253
Repurchases of common stock................................................     (2,298)         (65)           -
Dividends paid and partnership distributions...............................        (55)        (234)           -
Other......................................................................         21            -            -
                                                                             ---------   ----------    ---------

Cash provided (used) by financing activities...............................     (3,342)         (35)         359
                                                                                -------     --------      ------

DECREASE IN CASH AND EQUIVALENTS...........................................     (1,105)      (1,198)        (515)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................................      2,610        3,838        2,554
                                                                                 -----        -----        -----

CASH AND EQUIVALENTS AT END OF PERIOD......................................     $1,505       $2,640       $2,039
                                                                                ======       ======        =====

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


See accompanying notes.

                              AOL TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Nine Months Ended September 30,
                                   (Unaudited)


                                                                                                 2001       2000
                                                                                              Historical Historical
                                                                                              ---------- ----------
                                                                                                   (millions)

BALANCE AT BEGINNING OF PERIOD............................................................   $  6,778     $6,331
                                                                                             --------     ------

Issuance of common stock in connection with America Online-Time Warner merger.............    146,430          -
Reversal of America Online's deferred tax valuation allowance.............................      4,419          -
                                                                                             --------     ------
Balance at beginning of period, adjusted to give effect to the America Online-
   Time Warner merger.....................................................................    157,627      6,331

Net income (loss).........................................................................     (3,099)     1,115
Other comprehensive loss (a)(b)...........................................................        (59)    (1,834)
                                                                                             --------     ------
   Comprehensive loss.....................................................................     (3,158)      (719)

Repurchases of AOL Time Warner common stock...............................................     (2,359)         -
Other, principally shares issued pursuant to stock option and benefit plans,
   including $1.298 billion and $687 million of tax benefit...............................      2,152        955

Common stock issued for business acquisitions.............................................          -        271
                                                                                             --------     ------

BALANCE AT END OF PERIOD..................................................................   $154,262     $6,838
                                                                                             ========     ======

-------------------
(a) 2001 includes a $455 million pretax reduction (income tax impact of $182 million) related to the write-down of certain investments from a decline in market value determined to be other than temporary.
(b) Comprehensive income (loss) was $(1.052) billion for the three months ended September 30, 2001 and $101 million for the three months ended September 30, 2000.


See accompanying notes.

                              AOL TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner" or the "Company") is the world's first Internet-powered media and communications company. AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web brands, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

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

         Financial information for AOL Time Warner's various business segments is presented herein as an indication of financial performance (Note 10). AOL Time Warner's principal business segments generate significant cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of goodwill and intangible assets recognized primarily in connection with the America Online-Time Warner merger. Noncash amortization of goodwill and intangible assets recorded by AOL Time Warner's business segments amounted to $1.796 billion for the third quarter of 2001 and $1.759 billion on a pro forma basis for the third quarter of 2000 ($26 million on a historical basis). Noncash amortization of goodwill and intangible assets recorded by AOL Time Warner's business segments amounted to $5.352 billion for the nine months ended September 30, 2001 and $5.263 billion on a pro forma basis for the nine months ended September 30, 2000 ($64 million on a historical basis).

Acquisition of IPC Group Limited

         On October 17, 2001, AOL Time Warner's Publishing segment acquired IPC Group Limited, the parent company of IPC Media ("IPC"), from Cinven, one of Europe's leading private equity firms, for approximately $1.5 billion. IPC is the leading consumer magazine publisher in the United Kingdom with approximately 100 titles, including Woman's Own, Marie Claire and Horse & Hound. The acquisition will be accounted for by AOL Time Warner under

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

the purchase method of accounting for business combinations. The acquisition was financed with borrowings under two 'L'550 million each 364-day senior unsecured revolving credit facilities entered into in October 2001 (the "multi-currency credit facilities"). Borrowings under the multi-currency credit facilities, which may also be used for general corporate purposes, may be made in U.S. dollars, pound sterling, yen or euros, may be repaid for a period up to two years following the initial term and are guaranteed on an unsecured basis, directly or indirectly, by each America Online, Inc. ("America Online"), Time Warner Inc. ("Time Warner"), Time Warner Companies, Inc. ("TW Companies") and Turner Broadcasting System, Inc. ("TBS").

Basis of Presentation

America Online-Time Warner Merger

         The company was formed in connection with the merger of America Online and Time Warner, which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. The financial results for Time Warner have been included in AOL Time Warner's results since January 1, 2001, as permitted under generally accepted accounting principles. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. This allocation includes intangible assets, such as film and television libraries, music catalogues and copyrights, cable television and sports franchises, and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

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

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

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

Investment in Time Warner Entertainment Company, L.P.

         A majority of AOL Time Warner's interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc. ("MediaOne"), a subsidiary of AT&T Corp.

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

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

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

Revenue Classification Changes

Securities and Exchange Commission Staff Accounting Bulletin No. 101
--------------------------------------------------------------------

         In the fourth quarter of 2000, both America Online and Time Warner adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While both America Online's and Time Warner's existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified in the AOL, Networks and Music segments. As a result of applying the provisions of SAB 101, the Company's revenues and costs were reduced by an equal amount of $89 million on a pro forma basis during the third quarter of 2000 ($30 million on a historical basis) and $277 million on a pro forma basis for the nine months ended September 30, 2000 ($107 million on a historical basis).

Emerging Issues Task Force Issue No. 00-25
------------------------------------------

         In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 will be effective for AOL Time Warner in the first quarter of 2002. EITF 00-25 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. AOL Time Warner management does not believe that the application of the provisions of EITF 00-25 will have a material impact on AOL Time Warner's consolidated financial statements.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 will be effective for AOL Time Warner in the first quarter of 2002. AOL Time Warner management does not expect that the application of the provisions of FAS 144 will have a material impact on AOL Time Warner's consolidated financial statements.

Asset Retirement Obligations

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 will be effective for AOL Time Warner in the first quarter of 2002. AOL Time Warner management does not expect that the application of the provisions of FAS 143 will have a material impact on AOL Time Warner's consolidated financial statements.

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

         Upon adoption, AOL Time Warner will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Based on the current levels of goodwill, this would reduce annual amortization expense and, with respect to equity investees, it would reduce other expense, net, by approximately $5.2 billion and $400 million, respectively. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping goodwill amortization and the amortization of goodwill included in the carrying value of equity investees would be to similarly increase AOL Time Warner's annual net income by approximately $5.4 billion. In addition, AOL Time Warner is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. As a result of this process, AOL Time Warner may stop amortizing an additional $25 billion to $40 billion of intangible assets. This could result in an additional reduction of pretax amortization of approximately $1.0 billion to $1.5 billion, which will have a corresponding after-tax increase in AOL Time Warner's net income of $600 million to $900 million.

         As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. AOL Time Warner is in the process of determining whether any such impairment would be recognized upon adoption of the new accounting standard. If, however, AOL Time Warner concludes that an

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

impairment charge for goodwill or intangible assets deemed to have an indefinite useful life is necessary, such a charge would be non-operational in nature and reflected as a cumulative effect of an accounting change.

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

2.       MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, the Company has reviewed its operations and implemented several plans to restructure the operations of America Online and Time Warner ("restructuring plans"). As part of the restructuring plans, the Company accrued an initial restructuring liability of approximately $965 million during the first quarter of 2001. The Company accrued an additional liability of $65 million during the second quarter and $100 million during the third quarter as additional initiatives met the accounting criteria required for recognition. The restructuring accruals relate to costs to exit and consolidate certain activities of the Company, as well as costs to terminate employees across various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

         Of the total restructuring accrual, $690 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $235 million were made in the first nine months of 2001, including approximately $100 million in the third quarter of 2001. As of September 30, 2001, the remaining liability of approximately $455 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring accrual also includes approximately $440 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company plans to consolidate certain operations and exit other under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment and the World Championship Wrestling operations included in the Networks segment. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $90 million in the first nine months of 2001, including $30 million in the third quarter of 2001. As of September 30, 2001, the remaining liability of $350 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring plans also include $71 million in the first quarter of 2001 and $134 million in the third quarter of 2001, primarily related to the AOL segment, which were expensed in accordance with generally accepted accounting principles and are included in "Merger-related costs" in the accompanying consolidated statement of operations. These merger-related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Time Warner. These charges primarily relate to workforce reductions in the AOL segment and represent employee termination benefits.

         The merger-related costs and restructuring liabilities recorded are based on the Company's restructuring plans that have been committed to by management. These restructuring plans are expected to be refined in the fourth quarter as management continues to evaluate the integration of the combined companies and completes its purchase price allocation. Any incremental restructuring costs will either become part of the restructuring liability or included in merger-related costs.

         Selected information relating to the restructuring plans follows (in millions):

                                                            Employee          Other
                                                          Termination      Exit Costs          Total
                                                          -------------    ------------      -----------
Initial accruals                                                  $565            $400             $965

Incremental accruals                                               125              40              165

Cash paid                                                         (235)            (90)            (325)
                                                          -------------    ------------      -----------

Restructuring liability as of September 30, 2001                  $455            $350             $805
                                                          =============    ============      ===========

3.       SIGNIFICANT TRANSACTIONS

Investment-Related Activity

         During the first nine months of 2001, there was a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company's portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments and restricted securities. As a result, the Company recorded a noncash pretax charge of $620 million in the first quarter, $54 million in the second quarter and $147 million in the third quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that had experienced other-than-temporary declines. These charges have been included in other income (expense), net, in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2001. In addition, the second quarter charge was almost entirely offset by pretax gains related to derivative instruments and the sale of certain investments.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

         During the first quarter of 2000, the Company recognized pretax gains of approximately $285 million from the sale of certain investments ($275 million on a historical basis). These gains have been included in other income (expense), net, on both a historical and pro forma basis in the accompanying consolidated statement of operations for the nine months ended September 30, 2000.

         During the third quarter of 2000, Warner Bros. recognized a net pretax, investment-related gain of approximately $65 million, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco. This gain has been included in other income (expense), net in the accompanying consolidated statement of operations on a pro-forma basis for the three and nine months ended September 30, 2000.

Gain on Sale or Exchange of Cable Television Systems and Investments

         In 2000, largely in an ongoing effort to enhance its geographic clustering of cable television properties, the Company sold or exchanged various cable television systems and investments. In connection with the sale or exchange of consolidated cable television systems, $28 million of net pretax gains were recognized in the first quarter of 2000 and are included in operating income (loss) in the accompanying consolidated statement of operations on a pro forma basis for the nine months ended September 30, 2000. In connection with the sale or exchange of unconsolidated cable television systems, approximately $7 million of net pretax losses were recognized in the second quarter of 2000 and are included in other income (expense), net, in the accompanying consolidated statement of operations on a pro forma basis for the nine months ended September 30, 2000.

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

Six Flags

         In December 1998, a jury returned an adverse verdict in the Six Flags Entertainment Corporation ("Six Flags") litigation awarding compensatory and punitive damages totaling $454 million. TWE and its former 51% partner in Six Flags were financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves, which consisted of the unrecognized portion of the deferred gain on the 1998 sale of Six Flags and accrued interest. The $50 million charge is classified in two components in the accompanying consolidated statement of operations on a pro forma basis for the nine months ended September 30, 2000; $26 million of the charge, representing

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

an accrual for additional interest, is included in interest income (expense), net, and the remaining $24 million is included in other income (expense), net.

         The Company has paid in full the compensatory damages portion of the award. The punitive damages portion of the award and related accrued interest, which were fully accrued at September 30, 2001, remains in litigation.

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

         On March 30, 2001, AOL Time Warner and Bertelsmann agreed that, if Bertelsmann exercises its put right, $2.5 billion of the consideration would be paid in cash, with the remainder payable at AOL Time Warner's option in cash, AOL Time Warner stock or a combination of cash and stock. AOL Time Warner believes it will have adequate resources from its cash reserves or from accessing its committed bank facilities, commercial paper markets or capital markets to make any payments it is required or chooses to make in cash upon exercise of a put or call right. Recently, AOL Time Warner received non-binding notification from Bertelsmann that it was probable that Bertelsmann would exercise the first installment of the put arrangement between December 15, 2001 and January 15, 2002.

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

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. TWE's net loss for the nine months ended September 30, 2001 reflects additional amortization generated by the intangible assets and goodwill established in connection with this allocation. TWE reported a net loss of $823 million for the nine months ended September 30, 2001 and a net loss of $1.602 billion, including a $524 million noncash charge related to the cumulative effect of an accounting change, on a pro forma basis for the first nine months in 2000 ($93 million net income on a historical basis). Because of the priority rights over allocations of income/loss and distributions of TWE held by the AOL Time Warner General Partners, $820 million of TWE's loss for the nine months ended September 30, 2001 was allocated to AOL Time Warner and $45 million was allocated to MediaOne. However, the allocation of a portion of TWE's loss to MediaOne in 2001 was almost entirely offset by the allocation to MediaOne of pretax gains attributable to MediaOne that were recognized in connection with the sale or exchange of various cable television systems at TWE. For

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

the nine months ended September 30, 2000, all of TWE's net loss was allocated to AOL Time Warner and none was allocated to MediaOne.

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

6.       INVENTORIES

         Inventories and film costs consist of:

                                                                               September 30, 2001 December 31, 2000
                                                                                   Historical         Pro Forma
                                                                                   ----------         ---------
                                                                                            (millions)
Programming costs, less amortization..............................................     $2,335           $2,097
Magazines, books, recorded music and other merchandise............................        592              614
Film costs-Theatrical:
     Released, less amortization..................................................        765              916
     Completed and not released...................................................        667              242
     In production................................................................        341              776
     Development and pre-production...............................................        324               91
Film costs-Television:
     Released, less amortization..................................................         96              220
     Completed and not released...................................................        147              196
     In production................................................................         37               76
     Development and pre-production...............................................          2                5

Film costs-Library, less amortization.............................................      3,401            2,585
                                                                                        -----            -----

Total inventories and film costs..................................................      8,707            7,818
Less current portion of inventory.................................................      1,691            1,583
                                                                                        -----           ------

Total noncurrent inventories and film costs.......................................     $7,016           $6,235
                                                                                       ======           ======

         At December 31, 2000, on a historical basis, AOL Time Warner had current inventory of $47 million.

7.       LONG-TERM DEBT

$10 Billion Shelf Registration Statement

         In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allows AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. Proceeds from any offerings will be used for general corporate purposes, including investments, capital expenditures, repayment of debt and financing acquisitions. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. The net proceeds to the Company were $3.964 billion and were used primarily to pay down bank debt. These securities are guaranteed on an unsecured basis by each of America Online and Time Warner. In addition, TW Companies and TBS have guaranteed, on an unsecured basis, Time Warner's guarantee of the securities.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

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

Cross Guarantees of Bank and Public Debt

         During 2001, in connection with the Merger, America Online and AOL Time Warner were added as guarantors to (i) borrowings drawn against the $7.5 billion revolving credit facility by Time Warner and a number of its consolidated subsidiaries, consisting of TW Companies, TWI Cable Inc. and TBS and (ii) the public debt of Time Warner, TW Companies and TBS. In addition, AOL Time Warner, Time Warner, TW Companies and TBS were added as guarantors to America Online's zero-coupon convertible subordinated notes.

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

9.       SHAREHOLDERS' EQUITY

Common Stock Repurchase Program

         In January 2001, AOL Time Warner's Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. During the first nine months of 2001, the Company repurchased 55.4 million shares.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Income (Loss) Per Common Share Before Cumulative Effect of Accounting Change

         Set forth below is a reconciliation of basic and diluted income (loss) per common share before the cumulative effect of an accounting change for each period.

                                                Three Months Ended September 30,            Nine Months Ended September 30,
                                             ----------------------------------------- ---------------------------------------
                                                 2001         2000          2000           2001         2000          2000
                                             Historical(a) Pro Forma(a)  Historical(a) Historical(a) Pro Forma(a) Historical(a)
                                             ------------- ------------  ------------- ------------- ------------ ------------
                                                                 (millions, except per share amounts)
Income (loss) applicable to common shares
     before cumulative effect of accounting
     change - basic..........................$  (996)      $  (905)       $   344         $(3,099)      $(2,849)      $1,115
Interest savings, net of tax(b)..............      -             -              2               -             -            6
                                             -------       --------       -------         -------       -------       ------
Income (loss) applicable to common shares
     before cumulative effect of accounting
     change - diluted........................$  (996)      $  (905)       $   346         $(3,099)      $(2,849)      $1,121
                                             =======       ========       =======         =======       =======       ======

Average number of common shares
    outstanding - basic......................4,439.9       4,311.0        2,325.0         4,429.2       4,284.1      2,311.6
Dilutive effect of stock options.............      -             -          237.0               -             -        252.7
Dilutive effect of convertible debt..........      -             -           38.0               -             -         38.0
                                             -------       --------       -------         -------      --------      -------
Average number of common shares
    outstanding - diluted....................4,439.9       4,311.0        2,600.0         4,429.2       4,284.1      2,602.3
                                             =======       =======        =======         =======       =======      =======

Income (loss) per common share before
  cumulative effect of accounting change:
     Basic................................... $(.22)        $(.21)           $.15          $(.70)        $(.67)         $.48
     Diluted................................. $(.22)        $(.21)           $.13          $(.70)        $(.67)         $.43

---------------
(a) In determining the average number of common shares outstanding on a dilutive basis ("dilutive shares"), consideration is given to the potentially dilutive effect of stock options, convertible debt and convertible preferred stock ("common stock equivalents"). To the extent the impact of any such common stock equivalents is antidilutive, they are excluded from the calculation of dilutive shares. For the three months ended September 30, 2001 and on a pro forma basis in 2000, the dilutive shares excluded aggregate incremental shares related to these common stock equivalents of approximately 144 million and 293 million (approximately 49 million on a historical basis in 2000), respectively. For the nine months ended September 30, 2001 and on a pro forma basis in 2000, the dilutive shares excluded aggregate incremental shares related to these common stock equivalents of approximately 165 million and 330 million (approximately 31 million on a historical basis in 2000), respectively.
(b) Reflects the savings associated with reduced interest expense that would be forfeited if the convertible debt was converted to equity.

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

         Information as to the operations of AOL Time Warner in different business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets ("EBITDA").

         Prior to the Merger, America Online, predecessor to AOL Time Warner, classified its business interests into two reportable segments, the Interactive Services Group and the Netscape Enterprise Group. As a result of the Merger, and

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

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

                                                                             Three Months          Nine Months
                                                                         Ended September 30,    Ended September 30,
                                                                         -------------------   --------------------
                                                                           2001      2000(a)    2001      2000(a)
                                                                        Historical Pro Forma Historical Pro Forma
                                                                        ---------- --------- ---------- ---------
                                                                                         (millions)
Revenues
AOL....................................................................   $2,196    $1,945     $6,459     $5,644
Cable..................................................................    1,769     1,511      5,105      4,460
Filmed Entertainment...................................................    2,112     2,008      6,217      5,708
Networks...............................................................    1,663     1,603      5,190      5,009
Music..................................................................      939       949      2,715      2,884
Publishing.............................................................    1,122     1,081      3,275      3,216
Intersegment elimination...............................................     (481)     (339)    (1,359)      (939)
                                                                         -------    ------    -------    -------

Total revenues.........................................................   $9,320    $8,758    $27,602    $25,982
                                                                          ======    ======    =======    =======

-------------------
(a) 2001 revenues reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma revenues for 2000 are provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical revenues were $1.945 billion for the three months ended September 30, 2000 and $5.644 billion for the first nine months of 2000.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                                            Three Months           Nine Months
                                                                         Ended September 30,   Ended September 30,
                                                                        --------------------   -------------------
                                                                           2001      2000(a)     2001      2000(a)
                                                                        Historical  Pro Forma Historical Pro Forma
                                                                        ----------  --------- ---------- ---------
                                                                                         (millions)
EBITDA(b)
AOL....................................................................  $   742   $   609     $2,227     $1,698
Cable(c)...............................................................      791       713      2,336      2,092
Filmed Entertainment...................................................      307       215        670        613
Networks...............................................................      450       348      1,343      1,059
Music..................................................................       87       110        268        340
Publishing.............................................................      196       139        580        457
Corporate..............................................................      (74)      (70)      (219)      (230)
Merger-related costs...................................................     (134)      (52)      (205)      (139)
Intersegment elimination...............................................      (36)       (4)       (59)       (28)
                                                                          ------    ------     ------     ------

Total EBITDA...........................................................   $2,329    $2,008     $6,941     $5,862
                                                                          ======    ======     ======     ======

---------------
(a) 2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical EBITDA, which includes certain corporate-related expenses, was $592 million for the three months ended September 30, 2000 and $1.630 billion for the nine months ended September 30, 2000.
(b) EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets. After deducting depreciation and amortization, AOL Time Warner's operating income
     (loss) for the third quarter was $29 million in 2001 and $(155) million on a pro forma basis in 2000 (operating income of $482 million on a historical basis). AOL Time Warner's operating income (loss) for the first nine months of the year was $158 million in 2001 and $(581) million on a pro forma basis in 2000 (operating income of $1.314 billion on a historical basis).
(c) Includes pretax gains of approximately $28 million recognized in the first nine months of 2000 relating to the sale or exchange of certain consolidated cable television systems.

                                                                            Three Months          Nine Months
                                                                         Ended September 30,   Ended September 30,
                                                                        -------------------- ---------------------
                                                                           2001     2000(a)     2001     2000(a)
                                                                        Historical Pro Forma Historical Pro Forma
                                                                        ---------- --------- ---------- ---------
                                                                                         (millions)
Depreciation of Property, Plant and Equipment
AOL....................................................................     $107      $ 84     $  307     $  252
Cable..................................................................      291       221        805        623
Filmed Entertainment...................................................       21        22         66         70
Networks...............................................................       40        41        118        116
Music..................................................................       23        21         69         62
Publishing.............................................................       16        11         49         44
Corporate..............................................................        6         4         17         13
                                                                            ----      ----     ------     ------

Total depreciation.....................................................     $504      $404     $1,431     $1,180
                                                                            ====      ====     ======     ======

-------------------
(a) 2001 depreciation reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma depreciation for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical depreciation was $84 million for the three months ended September 30, 2000 and $252 million for the first nine months of 2000.

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                                            Three Months           Nine Months
                                                                        Ended September 30,    Ended September 30,
                                                                       --------------------  ---------------------
                                                                          2001      2000(a)     2001      2000(a)
                                                                       Historical Pro Forma  Historical  Pro Forma
                                                                       ---------- ---------  ----------  ----------
                                                                                         (millions)
Amortization of Intangible Assets(b)
AOL....................................................................   $   33    $   26     $  101     $   64
Cable..................................................................      628       665      1,884      1,993
Filmed Entertainment...................................................      118       129        355        389
Networks...............................................................      481       488      1,434      1,462
Music..................................................................      211       181        626        541
Publishing.............................................................      234       203        698        613
Corporate..............................................................       91        67        254        201
                                                                          ------    ------     ------     ------

Total amortization.....................................................   $1,796    $1,759     $5,352     $5,263
                                                                          ======    ======     ======     ======

-------------------
(a) 2001 amortization reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma amortization for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of each company's historical operating results to conform to AOL Time Warner's financial statement presentation. AOL Time Warner's historical amortization was $26 million for the three months ended September 30, 2000 and $64 million for the first nine months of 2000.
(b) Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the $147 billion acquisition of Time Warner in 2001.

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

                                                                                           September 30,  December 31,
                                                                                                2001          2000
                                                                                             Historical    Pro Forma
                                                                                             ----------    ----------
                                                                                                    (millions)
Assets
AOL......................................................................................... $  6,606    $  6,647
Cable.......................................................................................   72,554      77,217
Filmed Entertainment........................................................................   18,509      18,791
Networks....................................................................................   51,833      54,152
Music.......................................................................................   18,615      18,171
Publishing..................................................................................   27,079      25,130
Corporate...................................................................................   14,008      15,939
                                                                                             --------    --------

Total assets................................................................................ $209,204    $216,047
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

         On April 17, 2001, plaintiffs in Playmedia Systems Inc. v. AOL Time Warner Inc. et al. filed a complaint in the U.S. District Court for the Central District of California asserting copyright infringement based on a claim that use of a software decoder in the AOL Media Player exceeds the scope of the prior license Playmedia had granted to a subsidiary of America Online. On November 3, 2001, the parties settled this matter on terms which are not material to the Company's financial statements and which preserve AOL's ability to use Playmedia technology in AOL 6.0 and in the future.

         The Department of Labor has closed its investigation into the applicability of the Fair Labor Standards Act ("FLSA") to America Online's Community Leader program. However, putative classes of former and current Community Leader volunteers have brought lawsuits against America Online alleging violations of the FLSA and comparable state statutes, which remain pending. The Company believes that America Online's actions concerning the Community Leader program comply with the law and that the private lawsuits are without merit. The Company intends to defend the lawsuits vigorously, but the Company is unable at this time to predict the outcome of the litigation, or reasonably estimate a range of possible loss given their current status.

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE's petition, vacated the decision by the Georgia Court of Appeals to affirm the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration.

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

                              AOL TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

12.      ADDITIONAL FINANCIAL INFORMATION

Cash Flows

         Additional financial information with respect to cash flows is as follows:

                                                                                 Nine months ended September 30,
                                                                               -----------------------------------
                                                                                  2001         2000         2000
                                                                               Historical    Pro Forma   Historical
                                                                               ----------    ---------   ----------
                                                                                            (millions)
         Cash payments made for interest...................................     $1,042       $1,178      $     5
         Interest income received..........................................        156          290          254
         Cash payments made for income taxes...............................        304          381            3
         Income tax refunds received.......................................         41           31            -

Other Income (Expense), Net

         Other income (expense), net, consists of:

                                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                                           -----------------------------------------------------------------
                                                               2001       2000      2000       2001      2000      2000
                                                            Historical Pro Forma Historical Historical Pro Forma Historical
                                                            ---------- --------- ---------- ---------- --------- ----------
                                                                                       (millions)
Investment gains (losses) (a)(b)............................  $(196)    $   90     $   35     $  (811)  $ 415      $324
Write-down of investment in Columbia House..................      -          -          -           -    (220)        -
Losses on equity investees..................................   (222)      (224)       (36)       (661)   (616)      (31)
Losses on asset securitization programs.....................    (20)       (26)         -         (56)   (100)        -
Miscellaneous...............................................      1         10         10         (14)     (7)        3
                                                              -----      -----     ------     -------   -----      -----
Total other income (expense), net...........................  $(437)     $(150)    $    9     $(1,542)  $(528)     $296
                                                              =====      =====     ======     =======   =====      ====

-------------------
(a) For 2001, includes a $620 million noncash charge recognized in the first quarter and a $196 million noncash charge recognized in the third quarter to reduce the carrying value of certain investments in AOL Time Warner's investment portfolio, primarily due to declines in the market values deemed to be other-than-temporary, and to reflect market fluctuations in derivatives instruments.
(b) For 2000 on a pro forma basis, includes pretax gains of approximately $285 million ($275 on a historical basis) recognized in the first quarter related to the sale or exchange of certain investments, net pretax losses of approximately $7 million recognized in the second quarter relating to the sale or exchange of unconsolidated cable television systems and investments, a pretax charge of $24 million recognized in the second quarter relating to the Six Flags litigation, and a net pretax investment-related gain of approximately $65 million recognized in the third quarter related to the sale of an interest in CanalSatellite.

Other Current Liabilities

         Other current liabilities consist of:

                                                                            September 30, December 31, December 31,
                                                                                2001          2000          2000
                                                                             Historical    Pro Forma    Historical
                                                                             ----------   -----------   ----------
                                                                                           (millions)
         Accrued expenses..................................................     $5,225       $4,936       $1,047
         Accrued compensation..............................................        760        1,085          111
         Accrued income taxes..............................................         53          142            -
                                                                                ------       ------       -------
         Total.............................................................     $6,038       $6,163       $1,158
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

                      Consolidating Statement of Operations
                  For The Three Months Ended September 30, 2001

                                       AOL                                                 Non-                    AOL Time
                                       Time    America     Time        TW               Guarantor                   Warner
                                      Warner   Online     Warner    Companies     TBS  Subsidiaries Eliminations Consolidated
                                      -------  -------    -------   ---------     ---  -----------  ------------ ------------
                                                                            (millions)
Revenues ............................  $   -   $1,742    $    -       $   -      $ 184    $ 7,482     $  (88)      $ 9,320
                                       -----   ------    -------      -----      -----    -------     ------       -------

Cost of revenues ....................      -     (930)         -          -        (82)    (4,112)        88        (5,036)
Selling, general and administrative .     (6)    (422)        (8)        (4)       (33)    (1,852)         -        (2,325)
Amortization of goodwill and other
   intangible assets ................    (86)      (4)         -          -        (74)    (1,632)         -        (1,796)
Merger-related costs ................     (4)    (133)         -          -          -          3          -          (134)
                                       -----   ------    -------      -----      -----    -------     ------       -------

Operating income (loss) .............    (96)     253         (8)        (4)        (5)      (111)         -            29

Equity in pretax income of
   consolidated subsidiaries ........   (649)     200       (924)      (594)      (115)         -      2,082             -
Interest income (expense), net ......    (74)      18         (4)       (88)       (35)      (164)         -          (347)
Other expense, net ..................     (2)    (170)       (14)       (11)        (6)      (204)       (30)         (437)
Minority interest expense ...........      -        -          -          -          -        (66)         -           (66)
                                       -----   ------    -------      -----      -----    -------     ------       -------

Income (loss) before income taxes ...   (821)     301       (950)      (697)      (161)      (545)     2,052          (821)
Income tax provision ................   (175)    (101)      (141)      (127)       (81)      (303)       753          (175)
                                       -----   ------    -------      -----      -----    -------     ------       -------

Net income (loss) ...................  $(996)  $  200    $(1,091)     $(824)     $(242)   $  (848)    $2,805       $  (996)
                                       =====   ======    =======      =====      =====    =======     ======       =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                      Consolidating Statement of Operations
                  For The Three Months Ended September 30, 2000


                                         America
                                         Online
                                      (predecessor                              Non-                      AOL Time
                                        to AOL         Time    TW             Guarantor                    Warner
                                      Time Warner)    Warner Companies  TBS  Subsidiaries Eliminations  Consolidated
                                      ------------    ------ --------- ----- -----------  ------------  ------------
                                                                    (millions)
Revenues ..............................  $1,490        $  -    $  -     $  -    $ 455        $   -         $1,945
                                         ------          --      --       --    -----        -----         ------

Cost of revenues ......................    (795)          -       -        -    (163)           -            (958)
Selling, general and administrative ...    (376)          -       -        -    (103)           -            (479)
Amortization of goodwill and other
   intangible assets ..................      (2)          -       -        -     (24)           -             (26)
Merger-related costs ..................       -           -       -        -       -            -               -
                                         ------        ----    ----     ----   -----        -----          ------
Operating income ......................     317           -       -        -     165            -             482
Equity in pretax income of consolidated
   subsidiaries .......................     165           -       -        -       -         (165)              -
Interest income, net ..................       -           -       -        -      80            -              80
Other income (expense), net ...........      88           -       -        -     (79)           -               9
                                         ------        ----    ----     ----   -----        -----          ------

Income before income taxes ............     570           -       -        -     166         (165)            571
Income tax provision ..................    (226)          -       -        -      (1)           -            (227)
                                         ------        ----    ----     ----   -----        -----          ------
Net income ............................  $  344        $  -    $  -     $  -   $ 165        $(165)         $  344
                                         ======        ====    ====     ====   =====        =====          ======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                      Consolidating Statement of Operations
                  For The Nine Months Ended September 30, 2001

                                                  America
                                                  Online
                                         AOL    (predecessor                                 Non-                    AOL Time
                                         Time      to AOL      Time      TW               Guarantor                   Warner
                                        Warner   Time Warner)  Warner  Companies   TBS   Subsidiaries Eliminations Consolidated
                                        -------  -----------   ------  ---------   ---   ------------ ------------ ------------
                                                                                (millions)
Revenues .............................  $     -   $ 4,966    $     -    $     -  $   604    $ 22,187      $ (155)     $ 27,602
                                        -------   -------    -------    -------  -------    --------      ------      --------

Cost of revenues .....................        -    (2,609)         -          -     (257)    (12,153)        155       (14,864)
Selling, general and administrative ..      (23)   (1,154)       (24)       (11)    (111)     (5,700)          -        (7,023)
Amortization of goodwill and other
   intangible assets .................     (253)      (14)         -          -     (223)     (4,862)          -        (5,352)
Merger-related costs .................       (4)     (200)         -          -        -          (1)          -          (205)
                                        -------   -------    -------    -------  -------    --------      ------      --------

Operating income (loss) ..............     (280)      989        (24)       (11)      13        (529)          -           158

Equity in pretax income (loss) of
   consolidated subsidiaries .........   (2,236)      571     (2,994)    (1,964)    (414)          -       7,037             -
Interest income (expense), net .......     (130)       74        (28)      (310)    (121)       (503)          -        (1,018)
Other expense, net ...................       (2)     (783)       (41)       (44)     (14)       (572)        (86)       (1,542)
Minority interest ....................        -         -          -          -        -        (246)          -          (246)
                                        -------   -------    -------    -------  -------    --------      ------      --------

Income (loss) before income taxes ....   (2,648)      851     (3,087)    (2,329)    (536)     (1,850)      6,951        (2,648)
Income tax provision .................     (451)     (315)      (300)      (267)    (207)       (795)      1,884          (451)
                                        -------   -------    -------    -------  -------    --------      ------      --------

Net income (loss) ....................  $(3,099)  $   536    $(3,387)   $(2,596) $  (743)   $ (2,645)     $8,835      $ (3,099)
                                        =======   =======    =======    =======  =======    ========      ======      ========

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                      Consolidating Statement of Operations
                  For The Nine Months Ended September 30, 2000


                                          America
                                          Online
                                        (predecessor                              Non-                    AOL Time
                                          to AOL      Time    TW                Guarantor                  Warner
                                        Time Warner) Warner Companies   TBS   Subsidiaries Eliminations Consolidated
                                        -----------  ------ ---------   ---   ------------ ------------ ------------
                                                                     (millions)
Revenues ..............................   $ 4,394     $ -     $ -       $ -     $ 1,250       $   -       $  5,644
                                          -------     ---     ---       ---     -------       -----        -------

Cost of revenues ......................    (2,347)      -       -         -        (522)          -         (2,869)
Selling, general and administrative ...    (1,076)      -       -         -        (311)          -         (1,387)
Amortization of goodwill and other
   intangible assets ..................        (2)      -       -         -         (62)          -            (64)
Merger-related costs ..................         3       -       -         -         (13)          -            (10)
                                          -------     ---     ---       ---     -------       -----        -------
Operating income ......................       972       -       -         -         342           -          1,314
Equity in pretax income of consolidated
   subsidiaries .......................       349       -       -         -           -        (349)             -
Interest income, net ..................         -       -       -         -         211           -            211
Other income (expense), net ...........       501       -       -         -        (205)          -            296
Minority interest .....................         -       -       -         -           -           -              -
                                          -------     ---     ---       ---     -------       -----        -------

Income before income taxes ............     1,822       -       -         -         348        (349)         1,821
Income tax benefit (provision) ........      (707)      -       -         -           1           -           (706)
                                          -------     ---     ---       ---     -------       -----        -------
Net income ............................   $ 1,115     $ -     $ -       $ -     $   349       $(349)       $ 1,115
                                          =======     ===     ===       ===     =======       =====        =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                           Consolidating Balance Sheet
                               September 30, 2001

                                                AOL                                          Non-                   AOL Time
                                               Time    America   Time     TW              Guarantor                  Warner
                                              Warner   Online   Warner Companies   TBS  Subsidiaries Eliminations Consolidated
                                              ------   ------   ----------------   ---  ------------ ------------ ------------
                                                                                (millions)
ASSETS
Current assets
Cash and equivalents......................     $306       $48     $   -    $2,703       $82     $658     $(2,292)    $1,505
Receivables, net..........................       24       506        17        10       112    4,690           -      5,359
Inventories...............................        -         -         -         -       147    1,544           -      1,691
Prepaid expenses and other current assets.       22       240         -         -         3    1,579           -      1,844
                                           --------    ------  --------  --------   ------- --------    --------   --------

Total current assets......................      352       794        17     2,713       344    8,471      (2,292)   10,399

Noncurrent inventories and film costs.....        -         -         -         -       244    6,760          12     7,016
Investments in amounts due to and from
   consolidated subsidiaries..............  161,186     2,242   176,189   136,230    34,378        -    (510,225)        -
Investments, including available-for-sale
   securities.............................        -     2,688       215       381        94    6,632        (868)    9,142
Property, plant and equipment.............       58       967        14         -        78   11,146           -    12,263
Music catalogues and copyrights...........        -         -         -         -         -    2,935           -     2,935
Cable television and sports franchises....        -         -         -         -         -   27,371           -    27,371
Brands and trademarks.....................        -         -         -         -       646   10,004           -    10,650
Goodwill and other intangible assets......    9,163       228        17         -     6,794  110,740           -   126,942
Other assets..............................       82       215        93        48        77    1,971           -     2,486
                                           --------    ------  --------  --------   ------- --------     -------  --------


Total assets.............................. $170,841    $7,134  $176,545  $139,372   $42,655 $186,030   $(513,373) $209,204
                                           ========    ======  ========  ========   ======= ========   =========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable..........................      $70      $151        $3  $      -       $27   $1,771   $       -    $2,022
Participations payable....................        -         -         -         -         -    1,224           -     1,224
Royalties and programming costs payable...        -         -         -         -        16    1,559           -     1,575
Deferred revenue..........................        -       768         -         -         -      872           -     1,640
Debt due within one year..................        -         -         -         -         -       24           -        24
Other current liabilities.................      350     1,143        55       120       149    4,253         (32)    6,038
                                           --------    ------  --------  --------   ------- --------     -------  --------

Total current liabilities.................      420     2,062        58       120       192    9,703         (32)   12,523

Long-term debt............................    3,992     1,440     1,589     6,734       792    8,470      (2,292)   20,725
Debt due to affiliates....................        -         -         -         -     1,647      158      (1,805)        -
Deferred income taxes.....................   12,065    (4,519)   16,584    14,458     2,206   16,664     (45,393)   12,065
Deferred revenue..........................        -       102         -         -         -    1,019           -     1,121
Other liabilities.........................      102         1       333         -       136    4,395           -     4,967
Minority interests........................        -         -         -         -         -    3,541           -     3,541

Shareholders' equity
Due (to) from AOL Time Warner and
   subsidiaries...........................        -       714     9,526     3,156   (1,569)  (15,111)      3,284         -

Other shareholders' equity................  154,262     7,334   148,455   114,904    39,251  157,191    (467,135)  154,262
                                           --------    ------  --------  --------   ------- --------     -------   -------

Total shareholders' equity................  154,262     8,048   157,981   118,060    37,682  142,080    (463,851)  154,262
                                           --------    ------  --------  --------   ------- --------     -------   --------

Total liabilities and shareholders'
   equity................................. $170,841    $7,134  $176,545  $139,372   $42,655 $186,030   $(513,373) $209,204
                                           ========  ========  ========  ========  ======== ========    ========  ========


                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                           Consolidating Balance Sheet
                                December 31, 2000



                                                     America
                                                     Online
                                                   (predecessor                             Non-                  AOL Time
                                                      to AOL     Time      TW            Guarantor                 Warner
                                                   Time Warner) Warner Companies  TBS  Subsidiaries Eliminations Consolidated
                                                   ------------ ------ ---------  ---  ------------ ------------ ------------
                                                                               (millions)
ASSETS
Current assets
Cash and equivalents...............................  $ 2,530   $    -  $    -   $    -  $    80      $    -         $ 2,610
Short-term investments.............................      880        -       -        -        6           -             886
Receivables, net...................................      455        -       -        -      158           -             613
Inventories........................................        -        -       -        -       47           -              47
Prepaid expenses and other current assets..........      375        -       -        -      140           -             515
                                                     -------   ------  ------   ------   ------      ------          ------

Total current assets...............................    4,240        -       -        -      431           -           4,671

Investments in amounts due to and from
   consolidated subsidiaries.......................    1,511        -       -        -        -      (1,511)              -
Investments, including available-for-sale
   securities......................................    3,734        -       -        -       90           -           3,824
Property, plant and equipment......................      866        -       -        -      175           -           1,041
Goodwill and other intangible assets...............      169        -       -        -      647           -             816
Other assets.......................................      190        -       -        -      285           -             475
                                                    --------   ------  ------   ------   -------   --------        --------

Total assets.......................................  $10,710   $    -  $    -   $    -   $1,628     $(1,511)        $10,827
                                                     =======   ======  ======   ======   ======     =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...................................  $    46   $    -  $    -   $    -  $    59      $    -         $   105
Deferred revenue...................................      909        -       -        -      154           -           1,063
Debt due within one year...........................        2        -       -        -        -           -               2
Other current liabilities..........................    1,029        -       -        -      129           -           1,158
                                                     -------   ------  ------   ------  -------      ------          ------

Total current liabilities..........................    1,986        -       -        -      342           -           2,328
Long-term debt ....................................    1,411        -       -        -        -           -           1,411
Deferred revenue...................................      223        -       -        -        -           -             223
Other liabilities..................................       82        -       -        -        5           -              87
Minority interests.................................        -        -       -        -        -           -               -

Shareholders' equity
Due from AOL Time Warner subsidiaries..............      296        -       -        -     (296)          -               -
Other shareholders' equity.........................    6,712        -       -        -    1,577      (1,511)          6,778
                                                      ------   ------  ------   ------   ------      ------          ------

Total shareholders' equity.........................    7,008        -       -        -    1,281      (1,511)          6,778
                                                      ------   ------  ------   ------   ------      ------          ------

Total liabilities and shareholders' equity.........  $10,710   $    -  $    -   $    -   $1,628     $(1,511)        $10,827
                                                     =======   ======  ======   ======   ======     =======         =======

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                      Consolidating Statement of Cash Flows
                  For The Nine Months Ended September 30, 2001

                                          AOL                                            Non-                    AOL Time
                                          Time    America   Time       TW              Guarantor                   Warner
                                         Warner   Online   Warner   Companies   TBS   Subsidiaries Eliminations Consolidated
                                         ------   -------  -------  ---------   ---   ------------ ------------ ------------
                                                                                (millions)
OPERATIONS
Net income (loss)......................  $(3,099) $   536  $(3,387)  $(2,596)   $(743)  $(2,645)     $ 8,835      $(3,099)
Adjustments for noncash and
 nonoperating items:
   Depreciation and amortization.......      263      273        1         -      228     6,018             -       6,783
   Amortization of film costs..........        -        -        -         -        -     1,671             -       1,671
   Loss on writedown of investments....        -      755       25         -        -        41             -         821
   Gain on sale of investments.........        -      (28)       -         -        -        (5)            -         (33)
   Excess (deficiency) of distributions
      over equity in pretax income of
      consolidated subsidiaries........     (941)  (4,507)  (1,800)    7,254    1,110         -        (1,116)          -
   Equity in losses of other investee
      companies after distributions....        -       15        -        39        -       662             -          716
Changes in operating assets and
   liabilities, net of acquisitions....    5,305    3,872     (589)   (4,889)    (956)   (2,874)       (2,488)      (2,619)
                                         -------  -------  -------   -------   ------   -------      --------     --------

Cash provided (used) by operations.....    1,528      916   (5,750)     (192)    (361)    2,868         5,231        4,240
                                         -------  -------  -------   -------   ------   -------      --------     --------

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash
  and equivalents......................        -       -       (1)       198       40       453             -          690
Investments and acquisitions...........        -     (452)       -         -        -    (1,322)            -       (1,774)
Advances to parents and consolidated
 subsidiaries..........................        -        -        -    (1,716)       -     4,364        (2,648)           -
Capital expenditures...................        -     (514)       -         -      (37)   (2,119)            -       (2,670)
Investment proceeds....................        -    1,707        -         -        -        44             -        1,751
                                         -------  -------  -------   -------   ------   -------      --------     --------
Cash provided (used) by investing
 activities............................        -      741      (1)    (1,518)       3     1,420        (2,648)      (2,003)
                                         -------  -------  -------   -------   ------   -------      --------     --------

FINANCING ACTIVITIES
Borrowings.............................    4,036        -    1,380         -        -     5,026        (2,494)       7,948
Debt repayments........................        -        -   (1,380)     (337)       -    (7,681)          202       (9,196)
Change in due to/from parent...........   (3,794)  (4,139)   5,755     4,750      440      (429)       (2,583)           -
Redemption of mandatorily redeemable
   preferred securities of subsidiary..        -        -        -         -        -      (575)            -         (575)
Proceeds from exercise of stock option
    and dividend reimbursement plans...      813        -        -         -        -         -             -          813
Repurchases of common stock............   (2,298)       -        -         -        -         -             -       (2,298)
Dividends paid and partnership
   distributions.......................        -        -       (4)        -        -       (51)            -          (55)
Other..................................       21        -        -         -        -         -             -           21
                                         -------  -------  -------   -------   ------   -------      --------     --------
Cash provided (used) by financing
   activities..........................   (1,222)  (4,139)   5,751     4,413      440    (3,710)       (4,875)      (3,342)
                                         -------  -------  -------   -------   ------   -------      --------     --------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS.........................      306   (2,482)       -     2,703       82       578        (2,292)      (1,105)
                                         -------  -------  -------   -------   ------   -------      --------     --------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.................        -    2,530        -         -        -        80             -        2,610
                                         -------  -------  -------   -------   ------   -------      --------     --------

CASH AND EQUIVALENTS AT END
   OF PERIOD...........................  $   306  $    48  $     -   $ 2,703   $   82   $   658      $ (2,292)    $  1,505
                                         =======  =======  =======   =======   ======   =======      ========     ========

                              AOL TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                      Consolidating Statement of Cash Flows
                  For The Nine Months Ended September 30, 2000

                                                      America
                                                       Online
                                                    (predecessor                             Non-                    AOL Time
                                                       to AOL      Time      TW            Guarantor                  Warner
                                                    Time Warner)  Warner  Companies  TBS Subsidiaries Eliminations Consolidated
                                                    ------------  ------  ---------  --- ------------ ------------ ------------
                                                                                  (millions)
OPERATIONS
Net income.........................................   $ 1,115     $    -    $     -  $ -    $ 349        $(349)       $ 1,115
Adjustments for noncash and nonoperating items:
   Depreciation and amortization...................       158          -          -    -      158            -            316
   Gain on sale of investments.....................      (323)         -          -    -        -            -           (323)
   Equity in (income) losses of other investee
      companies after distributions................      (321)         -          -    -      352            -             31
Changes in operating assets and liabilities, net
      of acquisitions                                     803                                (555)           -            248
                                                      -------     ------    -------  ---    -----        -----        -------

Cash provided by operations........................     1,432          -          -    -      304         (349)         1,387
                                                      -------     ------    -------  ---    -----        -----        -------

INVESTING ACTIVITIES
Investments and acquisitions.......................    (2,317)         -          -    -      (97)           -         (2,414)
Capital expenditures...............................      (439)         -          -    -      (71)           -           (510)
Investment proceeds................................       726          -          -    -        2            -            728
Other..............................................      (188)         -          -    -      123            -            (65)
                                                      -------     ------    -------  ---    -----        -----        -------

Cash used by investing activities..................    (2,218)         -          -    -      (43)           -         (2,261)
                                                      -------     ------    -------  ---    -----        -----        -------

FINANCING ACTIVITIES
Borrowings.........................................       113          -          -    -       (1)           -            112
Debt repayments....................................        (6)         -          -    -        -            -             (6)
Proceeds from exercise of stock option and
   dividend reimbursement plans....................       252          -          -    -        1            -            253
                                                      -------     ------    -------  ---    -----        -----        -------

Cash provided by financing activities..............       359          -          -    -        -            -            359
                                                      -------     ------    -------  ---    -----        -----        -------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS.....................................      (427)         -          -    -      261         (349)          (515)

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.............................     2,393          -          -    -      161            -          2,554
                                                      -------     ------    -------  ---    -----        -----        -------

CASH AND EQUIVALENTS AT END
   OF PERIOD.......................................   $ 1,966     $    -    $     -  $ -    $ 422        $(349)       $ 2,039
                                                      =======     ======    =======  ===    =====        =====        =======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         A majority of AOL Time Warner's interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. ("AT&T").

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

Use of EBITDA

         TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets ("EBITDA"). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of goodwill and intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

accordance with generally accepted accounting principles.

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

Other Significant Transactions and Nonrecurring Items

         As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in 2000. The operating results for the first nine months of 2000, on both a historical and pro forma basis, included (i) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags Entertainment Corporation ("Six Flags"), (ii) a $50 million pretax charge in the second quarter relating to the Six Flags litigation, (iii) a pretax loss of $8 million in the second quarter relating to the sale or exchange of certain cable systems and investments, (iv) a net pretax investment-related gain of approximately $65 million recognized in the third quarter, principally related to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco, and
(v) a noncash charge of $524 million in the first quarter shown separately in the accompanying consolidated statement of operations related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of significant and nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

RESULTS OF OPERATIONS

         Revenues and EBITDA by business segment are as follows:

                                          Three Months Ended September 30,            Nine Months Ended September 30
                                       ---------------------------------------   -----------------------------------------
                                            Revenues              EBITDA             Revenues                EBITDA
                                      -------------------- -------------------- --------------------- --------------------
                                         2001      2000(a)    2001     2000(a)     2001       2000(a)    2001     2000(a)
                                      Historical Pro Forma Historical Pro Forma Historical  Pro Forma Historical Pro Forma
                                      ---------- --------- ---------- --------- ----------  --------- ---------- ---------
                                                                           (millions)
Cable.................................  $1,513     $1,288    $  681   $  614    $  4,362     $  3,799   $2,009    $1,782
Filmed Entertainment..................   1,689      1,688       204      157       4,882        4,710      465       459
Networks..............................     726        658       184      134       2,195        1,993      498       355
Corporate.............................       -          -       (19)     (19)          -            -      (58)      (56)
Intersegment elimination..............    (125)      (140)        -        -        (466)        (384)       -         -
                                        ------     ------    ------   ------     -------      -------   ------    ------
Total revenues and EBITDA.............  $3,803     $3,494    $1,050   $  886     $10,973      $10,118   $2,914    $2,540
Depreciation and amortization.........       -          -      (957)    (911)          -            -   (2,810)   (2,714)
                                        ------     ------    ------   ------     -------      -------   ------    ------
Total revenues and operating income
   (loss).............................  $3,803     $3,494    $   93   $  (25)    $10,973      $10,118   $  104   $  (174)
                                        ======     ======    ======   ======     =======      =======   ======   =======

-------------------
(a) 2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation. TWE's historical EBITDA and operating income for the three months ended September 30, 2000 were $889 million and $516 million, respectively. TWE's historical EBITDA and operating income for the nine months ended September 30, 2000 were $2.548 billion and $1.454 billion, respectively.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Consolidated Results

         TWE had revenues of $3.803 billion and a net loss of $241 million for the three months ended September 30, 2001, compared to revenues of $3.494 billion on both a pro forma and historical basis and a net loss of $315 million on a pro forma basis (net income of $248 million on a historical basis) for the three months ended September 30, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the third quarter of 2000, on both a pro forma and historical basis, has been affected by the recognition of a net pretax investment-related gain of approximately $65 million, principally related to additional proceeds received in 2000 related to the 1999 sale of an interest in CanalSatellite.

         Revenues. TWE's revenues increased to $3.803 billion in 2001, compared to $3.494 billion on both a pro forma and historical basis in 2000. This increase was driven by an increase in subscription revenues of 13% to $1.863 billion, an increase in advertising and commerce revenues of 3% to $319 million and an increase in content and other revenues of 6% to $1.621 billion.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and higher subscription rates at both the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and at The WB Network. The increase in content and other revenues was principally due to licensing arrangements for the continuing second-cycle broadcasting rights and increased first-cycle broadcasting rights for Friends at the Filmed Entertainment segment.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Net Income (Loss). TWE's net loss decreased by $74 million to $241 million in 2001, compared to $315 million on a pro forma basis in 2000 (net income of $248 million on a historical basis). Excluding the effect of the nonrecurring item referred to earlier, TWE's net loss decreased by $139 million to $241 million in 2001 from $380 million on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA and lower interest expense, offset in part by increases in depreciation expense and the absence in 2001 of a net pretax investment-related gain of approximately $65 million related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite.

         Depreciation and Amortization. Depreciation and amortization increased to $957 million in 2001 from $911 million on a pro forma basis in 2000 ($373 million on a historical basis). This increase was due to an increase in depreciation, primarily reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, offset in part by a decrease in amortization.

         Interest Expense, Net. Interest expense, net decreased to $133 million in 2001, compared to $160 million on both a pro forma and historical basis in 2000, principally as a result of lower market interest rates offset in part by higher outstanding debt levels.

         Other Expense (Income), Net. Other expense, net, increased to $101 million in 2001, compared to $11 million on a pro forma basis in 2000 (other income of $11 million on a historical basis), primarily due to the absence in 2001 of a net pretax investment-related gain of approximately $65 million recognized in 2000, principally related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite and higher losses on certain investments accounted for under the equity method of accounting.

         Minority Interest Expense. Minority interest expense of $69 million in 2001, was comparable to the $62 million of minority interest expense on both a pro forma and historical basis in 2000.

         Income Tax Provision. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $31 million in 2001 and $57 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Cable. Revenues increased to $1.513 billion in 2001, compared to $1.288 billion in 2000. EBITDA increased to $681 million in 2001 from $614 million on a pro forma basis in 2000. Revenues increased due to a 15% increase in subscription revenues and a 42% increase in advertising and commerce revenues. The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and an increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to a general increase in advertising sales, including advertising purchased by programming vendors to promote their channel launches. EBITDA increased principally as a result of the revenue growth, offset in part by higher programming costs related to the roll-out of digital services and programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.689 billion in 2001, compared to $1.688 billion in 2000. EBITDA increased to $204 million in 2001 from $157 million on a pro forma basis in 2000. Revenues benefited from the licensing arrangements for continuing second-cycle broadcasting rights and increased first-cycle broadcasting rights for Friends and higher DVD sales. This benefit was offset entirely from lower domestic theatrical revenues and lower revenues in the retail operations, related to the closure of Warner Bros.' Studio Stores. EBITDA

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

benefited from the licensing of Friends, reduced losses from the closure of the Studio Store operations and reduced expenses for online development.

         Networks. Revenues increased to $726 million in 2001, compared to $658 million in 2000. EBITDA increased to $184 million in 2001 from $134 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited from an increase in the number of subscribers and higher rates. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups and the intercompany sale of advertising to other business segments of TWE. EBITDA was higher due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the EBITDA improvement was principally due to the increase in advertising and commerce revenues.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Consolidated Results

         TWE had revenues of $10.973 billion and a net loss of $823 million for the nine months ended September 30, 2001, compared to revenues of $10.118 billion on both a pro forma and historical basis and a loss before the cumulative effect of an accounting change of $1.078 billion on a pro forma basis (income before the cumulative effect of an accounting change of $617 million on a historical basis) for the nine months ended September 30, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the third quarter of 2000, on both a pro forma and historical basis, has been affected by the recognition of certain significant, nonrecurring items aggregating approximately $507 million of net pretax losses.

         Revenues. TWE's revenues increased to $10.973 billion in 2001, compared to $10.118 billion in 2000. This increase was driven by an increase in subscription revenues of 12% to $5.472 billion, an increase in advertising and commerce revenues of 3% to $932 million and an increase in content and other revenues of 6% to $4.569 billion.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and higher subscription rates at both the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and at The WB Network. The increase in content and other revenues was principally due to increased distribution of theatrical product at the Filmed Entertainment segment.

         Net Income (Loss.) TWE's net loss decreased by $779 million to $823 million in 2001, compared to $1.602 billion on a pro forma basis in 2000 (net income of $93 million on a historical basis). Excluding the effect of the nonrecurring items referred to earlier, TWE's net loss decreased by $272 million to $823 million in 2001 from $1.095 billion on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA, lower amortization expense and lower interest expense, offset in part by increases in depreciation expense and minority interest.

         Depreciation and Amortization. Depreciation and amortization increased to $2.810 billion in 2001 from $2.714 billion on a pro forma basis in 2000 ($1.094 billion on a historical basis). This increase was due to an increase in depreciation, primarily reflecting higher capital spending at the Cable segment related to the roll-out of digital services over the past three years, offset in part by a decrease in amortization.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Interest Expense, Net. Interest expense, net decreased to $428 million in 2001, compared to $461 million on both a pro forma and a historical basis in 2000, principally as a result of lower market interest rates and the absence in 2001 of additional interest expense recognized in the second quarter of 2000 related to the Six Flags litigation, offset in part by higher outstanding debt levels.

         Other Expense, Net. Other expense, net, increased to $188 million in 2001, compared to $180 million on a pro forma basis in 2000 ($113 million on a historical basis), primarily due to the absence in 2001 of a net pretax investment-related gain of approximately $65 million, principally related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite, offset in part by higher gains on the sale or exchange of various unconsolidated cable television systems and investments, lower losses from certain investments accounted for under the equity method of accounting and lower losses on asset securitization programs.

         Minority Interest Expense. Minority interest expense increased to $242 million in 2001, compared to $145 million on both a pro forma and a historical basis in 2000. Minority interest expense increased principally due to pretax gains in 2001 on the exchange of various unconsolidated cable television systems at an equity investee of the TWE-Advance/Newhouse Partnership attributable to the minority owners of TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network.

         Income Tax Expense Provision. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $69 million in 2001 and $118 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Cable. Revenues increased to $4.362 billion in 2001, compared to $3.799 billion in 2000. EBITDA increased to $2.009 billion in 2001 from $1.782 billion on a pro forma basis in 2000. Revenues increased due to a 14% increase in subscription revenues and a 26% increase in advertising and commerce revenues. The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and an increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to a general increase in advertising sales, including advertising purchased by programming vendors to promote their channel launches. EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs related to the roll-out of digital services and programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $4.882 billion in 2001, compared to $4.710 billion in 2000. EBITDA increased to $465 million in 2001 from $459 million on a pro forma basis in 2000. Revenues benefited from the increased domestic distribution of theatrical product, principally due to higher DVD sales, and licensing arrangements for continuing second-cycle broadcasting rights and increased first-cycle broadcasting rights for Friends. This benefit was offset in part by lower revenues in the retail operations related to the closure of Warner Bros.' Studio Stores. EBITDA increased principally due to the increased revenues, reduced losses from the closure of the Studio Store operations and reduced expenses for online development, offset in part by higher advertising and distribution costs because of an increase in the number and timing of new theatrical releases in comparison to the prior year comparable period.

         Networks. Revenues increased to $2.195 billion in 2001, compared to $1.993 billion in 2000. EBITDA increased to $498 million in 2001 from $355 million on a pro forma basis in 2000. Revenues grew primarily due to an

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited primarily from an increase in the number of subscribers and higher rates. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups and the intercompany sale of advertising to other business segments of TWE. EBITDA was higher due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the EBITDA improvement was principally due to the increase in advertising and commerce revenues.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2001

Financial Condition

         At September 30, 2001, TWE had $8.1 billion of debt, $329 million of cash and equivalents (net debt of $7.8 billion) and $65.5 billion of partners' capital, compared to $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $66.4 billion of partners' capital on a pro forma basis at December 31, 2000. On a historical basis, TWE had $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $6.9 billion of partners' capital at December 31, 2000.

Cash Flows

         During the first nine months of 2001, TWE's cash provided by operations amounted to $1.997 billion and reflected $2.914 billion of EBITDA and $243 million of proceeds received under TWE's asset securitization program, less $416 million of net interest payments, $139 million of net income taxes paid and $605 million related to an increase in other working capital requirements. Cash provided by operations of $2.172 billion in the first nine months of 2000 reflected $2.540 billion of pro forma EBITDA and $221 million of proceeds received under TWE's asset securitization program, less $403 million of net interest payments, $81 million of net income taxes paid and $105 million related to an increase in other working capital requirements.

         Cash used by investing activities was $2.242 billion in the nine months of 2001, compared to $1.500 billion in 2000. The cash used by investing activities in 2001 included $832 million in cash used for the acquisition of investments and $1.442 billion of capital expenditures, offset in part by $32 million of proceeds received from the sale of investments. The cash used by investing activities in 2000 included $275 million in cash used for the acquisition of investments and $1.436 billion of capital expenditures, offset in part by $211 million of proceeds received from the sale of investments.

         Cash provided by financing activities was $268 million in the first nine months of 2001, compared to cash used by financing activities of $927 million in 2000. Cash provided by financing activities in 2001 primarily related to $744 million of net borrowings, offset in part by capital distributions of $404 million. Cash used in financing activities in 2000 primarily related to $168 million of net debt repayments and $684 million of capital distributions.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

Cable Capital Spending

         TWE's capital spending primarily relates to spending at Time Warner Cable. Over the past three years, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.362 billion in 2001, compared to $1.351 billion in 2000. As more systems are upgraded, the fixed portion of Cable's capital spending is replaced with spending that varies based on the number of new subscribers. At September 30, 2001, TWE's Cable segment managed 2.861 million digital cable subscribers, a 22.6% penetration of basic cable subscribers. This compares to
1.259 million digital cable subscribers, or a 10.0% penetration of basic cable subscribers at September 30, 2000. Similarly, the number of high-speed online customers grew to 1.661 million, or 9.1% of eligible homes, from 719 thousand, or 5.8% of eligible homes at September 30, 2000. Such rapid growth of subscribers to these digital services increased the variable capital spending for digital cable boxes, high-speed modems and associated support equipment. Cable capital spending for the remainder of 2001 is expected to remain at levels comparable to 2000, reflecting spending on variable capital commensurate with the roll-out of Time Warner Cable's popular digital services, including digital cable and high-speed online services. Capital spending is expected to continue to be funded by Time Warner Cable's operating cash flow.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            September 30, December 31, December 31,
                                                                                2001         2000         2000
                                                                             Historical   Pro Forma(a) Historical(a)
                                                                             ----------   -----------  ----------
                                                                                          (millions)
ASSETS
Current assets
Cash and equivalents.......................................................    $   329      $   306      $   306
Receivables, including $1.205, $1.556 and $1.556 billion due from AOL
    Time Warner, less allowances of $754, $677 and $677 million............      3,712        3,643        3,643
Inventories................................................................        770          762          762
Prepaid expenses...........................................................        275          200          200
                                                                               -------      -------      -------

Total current assets.......................................................      5,086        4,911        4,911
Noncurrent inventories and film costs......................................      4,696        3,938        2,579
Investments................................................................      2,479        2,218          543
Property, plant and equipment..............................................      8,238        7,468        7,493
Cable television franchises................................................     20,200       23,100        5,329
Brands and trademarks......................................................      2,105        2,500            -
Goodwill and other intangible assets.......................................     41,346       39,882        3,603
Other assets...............................................................      1,168          959        1,000
                                                                               -------      -------      -------

Total assets...............................................................    $85,318      $84,976      $25,458
                                                                               =======      =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable...........................................................    $ 2,479      $ 2,272      $ 2,272
Participations payable.....................................................        990          969          969
Programming costs payable..................................................        572          455          455
Debt due within one year...................................................          2            3            3
Other current liabilities, including $1.486, $1.223 and $1.223 billion
    due to AOL Time Warner.................................................      2,604        2,799        2,799
                                                                               -------      -------      -------

Total current liabilities..................................................      6,647        6,498        6,498
Long-term debt, including $2.291 billion due to AOL Time Warner at
    September 30, 2001.....................................................      8,106        7,108        7,108

Other long-term liabilities, including $476, $681 and $681 million
    due to AOL Time Warner.................................................      3,016        3,045        3,045
Minority interests.........................................................      2,038        1,881        1,881

Partners' capital
Contributed capital........................................................     66,879       66,793        7,349
Partnership deficit........................................................     (1,368)        (349)        (423)
                                                                               -------      -------      -------

Total partners' capital....................................................     65,511       66,444        6,926
                                                                               -------      -------      -------

Total liabilities and partners' capital....................................    $85,318      $84,976      $25,458
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

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended September 30,           Nine Months Ended September 30,
                                             -----------------------------------     ---------------------------------------
                                                2001       2000          2000            2001      2000         2000
                                             Historical  Pro Forma(a) Historical(a)  Historical  Pro Forma(a) Historical(a)
                                             ---------- ----------    ----------     ----------  ---------    ----------
                                                         (millions)                              (millions)
Revenues:
   Subscriptions ...........................  $1,863       $1,649        $1,649        $ 5,472     $ 4,892     $ 4,892
   Advertising and commerce ................     319          310           310            932         901         901
   Content and other .......................   1,621        1,535         1,535          4,569       4,325       4,325
                                              ------       ------        ------        -------     -------     -------

Total revenues(b) ..........................   3,803        3,494         3,494         10,973      10,118      10,118

Cost of revenues(b) ........................  (2,429)      (2,187)       (2,199)        (6,945)     (6,266)     (6,305)
Selling, general and administrative(b) .....    (608)        (639)         (636)        (1,904)     (1,943)     (1,935)
Amortization of goodwill and other
   intangible assets .......................    (673)        (693)         (143)        (2,020)     (2,083)       (424)
Operating income (loss) ....................      93          (25)          516            104        (174)      1,454
Interest expense, net ......................    (133)        (160)         (160)          (428)       (461)       (461)
Other income (expense), net(b) .............    (101)         (11)           11           (188)       (180)       (113)
Minority interest ..........................     (69)         (62)          (62)          (242)       (145)       (145)
                                              ------       ------        ------        -------     -------     -------

Income (loss) before income taxes and
   cumulative effect of accounting change ..    (210)        (258)          305           (754)       (960)        735
Income taxes ...............................     (31)         (57)          (57)           (69)       (118)       (118)
                                              ------       ------        ------        -------     -------     -------

Income (loss) before cumulative effect of
   accounting change .......................    (241)        (315)          248           (823)     (1,078)        617
Cumulative effect of accounting change .....       -            -             -              -        (524)       (524)
                                              ------       ------        ------        -------     -------     -------
Net income (loss) ..........................  $ (241)      $ (315)       $  248        $  (823)    $(1,602)    $    93
                                              ======       ======        ======        =======     =======     =======

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

(b) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

       Revenues...............................  $274         $224          $224           $715        $443        $443
       Cost of revenues.......................  (140)        (111)         (111)          (395)       (258)       (258)
       Selling, general and administrative....   (32)         (25)          (25)          (113)       (109)       (109)
       Other income (expense), net............     5           11            11              7          20          20

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                     2001       2000         2000
                                                                                 Historical Pro Forma(a) Historical(a)
                                                                                 ---------- ------------ -------------
                                                                                             (millions)
OPERATIONS
Net income (loss)..............................................................    $  (823)   $(1,602)    $   93
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change.......................................         -        524        524
   Depreciation and amortization................................................     2,810      2,714      1,094
   Amortization of film costs...................................................     1,322      1,160      1,160
   Equity in losses of investee companies after distributions...................       235        242        164
Changes in operating assets and liabilities.....................................    (1,547)      (866)      (863)
                                                                                   -------     ------     ------

Cash provided by operations.....................................................     1,997      2,172      2,172
                                                                                   -------     ------     ------

INVESTING ACTIVITIES
Investments and acquisitions....................................................      (832)      (275)      (275)
Capital expenditures............................................................    (1,442)    (1,436)    (1,436)
Investment proceeds.............................................................        32        211        211
                                                                                   -------     ------     ------

Cash used by investing activities...............................................    (2,242)    (1,500)    (1,500)
                                                                                   -------     ------     ------

FINANCING ACTIVITIES
Borrowings......................................................................     3,279      1,250      1,250
Debt repayments.................................................................    (2,535)    (1,418)    (1,418)
Capital distributions...........................................................      (404)      (684)      (684)
Other...........................................................................       (72)       (75)       (75)
                                                                                   -------     ------     ------

Cash provided (used) by financing activities....................................       268       (927)      (927)
                                                                                   -------     ------     ------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.....................................        23       (255)      (255)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.....................................       306        517        517
                                                                                   -------     ------     ------

CASH AND EQUIVALENTS AT END OF PERIOD...........................................   $   329     $  262     $  262
                                                                                   =======     ======     ======

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

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                                2001         2000
                                                                                             Historical   Historical
                                                                                             ----------   ----------
                                                                                                    (millions)
BALANCE AT BEGINNING OF PERIOD..............................................................  $ 6,926       $7,149

Allocation of a portion of the purchase price in connection with America Online-Time
   Warner merger to TWE.....................................................................   59,518            -
                                                                                              -------       ------
Balance at beginning of period, adjusted to give effect to the America Online-Time Warner
   merger...................................................................................   66,444        7,149

Net income (loss)...........................................................................     (823)          93
Other comprehensive income (loss)...........................................................        2          (57)
                                                                                              -------       ------
Comprehensive income (loss) (a).............................................................     (821)          36
Distributions...............................................................................     (199)        (760)
Other......................................................................................        87           16
                                                                                              -------       ------

BALANCE AT END OF PERIOD....................................................................  $65,511       $6,441
                                                                                              =======       ======

-------------------
(a) Comprehensive income (loss) was $(225) million for the three months ended September 30, 2001 and $237 million for the three months ended September 30, 2000.

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         A majority of AOL Time Warner's interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp.

         TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

         Each of the business interests within Cable, Filmed Entertainment and Networks is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S.,
(2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) leading television networks, such as The WB Network, HBO and Cinemax.

         The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 6). TWE's business segments generate significant cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of goodwill and intangible assets recognized primarily in connection with the America Online-Time Warner merger. Noncash amortization of goodwill and intangible assets recorded by TWE's business segments amounted to $673 million in the third quarter of 2001 and $693 million on a pro forma basis in the third quarter of 2000 ($143 million on a historical basis). Noncash amortization of intangible assets amounted to $2.020 billion for the first nine months of 2001 and $2.083 billion on a pro forma basis for the first nine months of 2000 ($424 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Basis of Presentation

America Online-Time Warner Merger

         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. This allocation includes intangible assets, such as film and television libraries, cable television franchises and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

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

         TWE adopted the provisions of SOP 00-2, retroactively to the beginning of 2000. As a result, TWE's pro forma net loss in 2000 (net income on a historical basis) includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Revenue Classification Changes

         In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 will be effective for TWE in the first quarter of 2002. EITF 00-25 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. TWE management does not believe that the application of the provisions of EITF 00-25 will have a material impact on TWE's consolidated financial statements.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 will be effective for TWE in the first quarter of 2002. TWE management does not expect that the application of the provisions of FAS 144 will have a material impact on TWE's consolidated financial statements.

Asset Retirement Obligations

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 will be effective for TWE in the first quarter of 2002. TWE management does not expect that the application of the provisions of FAS 143 will have a material impact on TWE's consolidated financial statements.

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

         Upon adoption, TWE will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Based on the current levels of goodwill, this would reduce annual amortization expense and, with respect to equity investees, it would reduce other expense, net, by approximately $1.7 billion and $100 million, respectively. The impact of stopping goodwill amortization and the amortization of goodwill included in the carrying value of equity investees would be to similarly increase TWE's annual net income by approximately $1.8 billion. In addition, TWE is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. As a result of this process, TWE may stop amortizing an additional $20 billion to $25 billion of intangible assets. This could result in an additional reduction of amortization by approximately $800 million to $1 billion, which will have a corresponding increase in TWE's net income.

         As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. TWE is in the process of determining whether any such impairment would be recognized upon adoption of the new accounting standard. If, however, TWE concludes that an impairment charge for goodwill or intangible assets deemed to have an indefinite useful life is necessary, such a charge would be non-operational in nature and reflected as a cumulative effect of an accounting change.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

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

2. MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations ("restructuring plans"). As part of the restructuring plans, TWE accrued an initial restructuring liability of approximately $210 million during the first quarter of 2001. The Company accrued an additional $32 million liability during the third quarter as additional initiatives met the accounting criteria required for recognition. The restructuring accruals relate to costs to exit and consolidate certain activities at TWE, as well as costs to terminate employees across the various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

         Of the total restructuring accrual, $61 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $14 million were made in the first nine months of 2001, including approximately $4 million in the third quarter of 2001. As of September 30, 2001, the remaining liability of $47 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring accrual also includes approximately $181 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, TWE plans to exit certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $45 million in the first nine months of 2001, including approximately $25 million in the third quarter of 2001. As of September 30, 2001, the remaining liability of $136 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

         The restructuring liabilities recorded are based on TWE's restructuring plans that have been committed to by management. These restructuring plans are expected to be refined in the fourth quarter as management continues to evaluate the integration of the combined companies and completes its purchase price allocation.

         Selected information relating to the restructuring plans follows (in millions):

                                                          Employee         Other
                                                        Termination      Exit Costs      Total
                                                        -----------      ----------      -----
Initial accruals                                            $61             $181          $242

Cash paid                                                   (14)             (45)          (59)
                                                            ---             ----          ----

Restructuring liability as of September 30, 2001            $47             $136          $183
                                                            ===             ====          ====

3. SIGNIFICANT TRANSACTIONS

Six Flags

         In December 1998, a jury returned an adverse verdict in the Six Flags Entertainment Corporation ("Six Flags") litigation awarding compensatory and punitive damages totaling $454 million. TWE and its former 51% partner in Six Flags were financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves, which consisted of the unrecognized portion of the deferred gain on the 1998 sale of Six Flags and accrued interest. The $50 million charge is classified in two components in the accompanying consolidated statement of operations on a pro forma basis for the nine months ended September 30, 2000; $26 million of the charge, representing an accrual for additional interest, is included in interest expense, net, and the remaining $24 million is included in other income (expense), net.

         The Company has paid in full the compensatory damages portion of the award. The punitive damages portion of the award and related accrued interest, which were fully accrued at September 30, 2001, remains in litigation.

Filmed Entertainment Investment--Related Gains

         During the third quarter of 2000, Warner Bros. recognized a net pretax investment-related gain of approximately $65 million, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco. This gain is included in other income (expense), net, in the accompanying consolidated statement of operations on both a pro-forma and historical basis for the three and nine months ended September 30, 2000.

Loss on Sale or Exchange of Cable Television Systems and Investments

         In 2000, largely in an ongoing effort to enhance its geographic clustering of cable television properties, the Company sold or exchanged various cable television systems and investments. In connection with the sale or exchange of unconsolidated cable television systems, approximately $8 million of net pretax losses were recognized in the second

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

quarter of 2000 and are included in other income (expense), net, in the accompanying consolidated statement of operations on both a pro forma and historical basis for the nine months ended September 30, 2000.

4. INVENTORIES AND FILM COSTS

         Inventories and film costs consist of:

                                                               September 30, 2001  December 31, 2000  December 31, 2000
                                                                   Historical          Pro Forma          Historical
                                                                   ----------          ---------          ----------
                                                                                       (millions)
Programming costs, less amortization..........................       $1,161             $1,029              $1,014
Film costs-Theatrical:
   Released, less amortization................................          600                711                 711
   Completed and not released.................................          557                113                 113
   In production..............................................          323                386                 386
   Development and pre-production.............................           33                 25                  25
Film costs-Television:
   Released, less amortization................................           55                133                 133
   Completed and not released.................................          147                194                 194
   In production..............................................           37                 76                  76
   Development and pre-production.............................            2                  5                   5

Film costs-Library, less amortization.........................        2,414              1,800                 456
Merchandise...................................................          137                228                 228
                                                                     ------             ------              ------

Total inventories and film costs..............................        5,466              4,700               3,341
Less current portion of inventory.............................          770                762                 762
                                                                     ------             ------              ------

Total noncurrent inventories and film costs...................       $4,696             $3,938              $2,579
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

         During the nine months ended September 30, 2001, TWE accrued $50 million of tax-related distributions and $149 million of stock option distributions, based on closing prices of AOL Time Warner common stock of $33.10 at September 30, 2001 and $34.80 at December 31, 2000. During the nine months ended September 30, 2000, TWE accrued $471 million of tax-related distributions and $289 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the nine months ended September 30, 2001, TWE paid distributions to the AOL Time Warner General Partners in the amount of $404 million, consisting of $50 million of tax-related distributions and $354 million of stock option related distributions. During the nine months ended September 30, 2000, TWE paid the AOL Time Warner General Partners distributions in the amount of $684 million, consisting of $471 million of tax-related distributions and $213 million of stock option related distributions.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

6.   SEGMENT INFORMATION

     As a result of the Merger, AOL Time Warner management assessed the manner in which financial information of TWE is reviewed in making operating decisions and assessing performance. In accordance with FASB's Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," TWE reclassified its 2000 historical segment presentation to conform to the current presentation.

     TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

     Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 2000 Financial Statements. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                        ------------------------------------  ------------------------------------
                                           2001       2000           2000        2001       2000           2000
                                        Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                        ----------  ---------     ----------  ----------  ---------     ----------
                                                                        (millions)
Revenues
Cable..................................   $1,513     $1,288         $1,288     $ 4,362     $ 3,799       $ 3,799
Filmed Entertainment-Warner Bros.......    1,689      1,688          1,688       4,882       4,710         4,710
Networks...............................      726        658            658       2,195       1,993         1,993
Intersegment elimination...............     (125)      (140)          (140)       (466)       (384)         (384)
                                          ------     ------         ------     -------     -------       -------

Total Revenues.........................   $3,803     $3,494         $3,494     $10,973     $10,118       $10,118
                                          ======     ======         ======     =======     =======       =======

-------------------
(a) Pro forma revenues for 2000 include certain reclassifications of each segment's historical operating results to conform to AOL Time Warner's financial statement presentation. On a pro forma basis, the Merger had no impact on TWE's historical consolidated revenues for the nine months ended September 30, 2000.

                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                        ------------------------------------  ------------------------------------
                                           2001       2000           2000        2001       2000           2000
                                        Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                        ----------  ---------     ----------  ----------  ---------     ----------
                                                                        (millions)
EBITDA(b)
Cable................................... $  681       $614           $615       $2,009     $1,782         $1,785
Filmed Entertainment-Warner Bros........    204        157            158          465        459            462
Networks................................    184        134            135          498        355            357
Corporate...............................    (19)       (19)           (19)         (58)       (56)           (56)
                                         ------       ----           ----       ------     ------         ------

Total EBITDA............................ $1,050       $886           $889       $2,914     $2,540         $2,548
                                         ======       ====           ====       ======     ======         ======

-------------------
(a) 2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.

(b) EBITDA represents business segment operating income (loss) before depreciation of tangible assets and amortization of goodwill and intangible assets. After deducting depreciation and amortization, TWE reported operating income (loss) for the third quarter of $93 million in 2001 and $(25) million on a pro forma basis in 2000 (operating income of $516 million on a historical basis). TWE reported operating income (loss) for the first nine months of $104 million in 2001 and $(174) million on a pro forma basis in 2000 (operating income of $1.454 billion on a historical basis).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                  ------------------------------------  ------------------------------------
                                                     2001       2000           2000        2001       2000           2000
                                                  Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                                  ----------  ---------     ----------  ----------  ---------     ----------
                                                                                  (millions)
Depreciation of Property, Plant and Equipment
Cable............................................     $254       $187         $203        $700        $536          $580
Filmed Entertainment-Warner Bros.................       19         22           18          61          67            62
Networks.........................................        8          8            8          24          24            24
Corporate........................................        3          1            1           5           4             4
                                                      ----       ----         ----        ----        ----          ----

Total Depreciation...............................     $284       $218         $230        $790        $631          $670
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

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                  ------------------------------------  ------------------------------------
                                                     2001       2000           2000        2001       2000           2000
                                                  Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                                  ----------  ---------     ----------  ----------  ---------     ----------
                                                                                  (millions)
Amortization of Intangible Assets(b)
Cable............................................     $483       $490         $111        $1,444      $1,471         $329
Filmed Entertainment-Warner Bros.................       97        104           30           292         309           91
Networks.........................................       93         99            2           284         303            4
                                                      ----       ----         ----        ------      ------         ----

Total Amortization...............................     $673       $693         $143        $2,020      $2,083         $424
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

                                                  September 30,  December 31,
                                                      2001          2000
                                                   Historical    Pro Forma(a)
                                                   ----------    ---------
                                                          (millions)
Assets
Cable............................................    $56,440      $56,097
Filmed Entertainment-Warner Bros.................     17,014       16,825
Networks.........................................     11,160       11,654
Corporate........................................        704          400
                                                     -------      -------

Total assets.....................................    $85,318      $84,976
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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

7.   COMMITMENTS AND CONTINGENCIES

     In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE's petition, vacated the decision by the Georgia Court of Appeals to affirm the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration.

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

8.   ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash flows is as follows:

                                                  Nine Months Ended September 30,
                                                 ---------------------------------
                                                    2001       2000        2000
                                                 Historical  Pro Forma  Historical
                                                 ----------  ---------  ----------
                                                            (millions)
Cash payments made for interest, net............    $416       $403       $403
Cash payments made for income taxes, net........     139         81         81
Noncash capital distributions...................       -         76         76

Other Expense, Net

     Other income (expense), net, consists of:

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                  --------------------------------   ---------------------------------
                                                     2001       2000        2000        2001       2000        2000
                                                  Historical  Pro Forma  Historical  Historical  Pro Forma  Historical
                                                  ----------  ---------  ----------  ----------  ---------  ----------
                                                                              (millions)
Investment gains (losses)........................   $ (23)      $ 63        $ 63       $  15      $  54       $  54
Losses on equity investees.......................     (79)       (72)        (50)       (190)      (194)       (127)
Losses on asset securitization programs..........      (7)        (4)         (4)        (18)       (35)        (35)
Miscellaneous....................................       8          2           2           5         (5)         (5)
                                                    -----       ----        ----       -----      -----       -----
Total other income (expense), net................   $(101)      $(11)       $ 11       $(188)     $(180)      $(113)
                                                    =====       ====        ====       =====      =====       =====

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


Other Current Liabilities

     Other current liabilities consist of:

                                            September 30,  December 31,  December 31,
                                                2001          2000          2000
                                             Historical     Pro Forma    Historical
                                             ----------     ---------    ----------
     Accrued expenses....................      $1,949        $2,071        $2,071
     Accrued compensation................         267           352           352
     Deferred revenues...................         355           297           297
     Accrued income taxes................          33            79            79
                                               ------        ------        ------
     Total...............................      $2,604        $2,799        $2,799
                                               ======        ======        ======

                           Part II. Other Information

Item 1. Legal Proceedings.

     Reference is made to the Department of Labor ("DOL") investigation of the applicability of the Fair Labor Standards Act to AOL's Community Leader program, described on page I-34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). On September 26, 2001, the DOL informed AOL that it closed the investigation. Lawsuits brought by former Community Leader program volunteers alleging breach of FLSA and comparable state statutes remain pending in various Federal and state courts.

     Reference is made to the Six Flags litigation described on page I-34 of the Company's 2000 Form 10-K and page 69 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. On October 1, 2001, the U.S. Supreme Court granted the Company's petition for certiorari and both vacated the opinion of the Georgia Court of Appeals as to the punitive damages portion of the original jury award and remanded to such court for further consideration.

     On August 17, 2001, the European Commission formally suspended its investigation of the vertical relationship between record companies and retailers in certain EU member states, described on page I-35 of the Company's 2000 Form 10-K.

     Reference is made to Playmedia Systems Inc. v. AOL Time Warner Inc. et al., described on page 69 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. Following a decision by the court on October 29, 2001 granting plaintiff's motion for a preliminary injunction, which would have enjoined AOL from copying or distributing plaintiff's MP3 decoder software, the parties settled this matter on November 3, 2001 on terms which are not material to the Company's financial statements and which preserve AOL's ability to use Playmedia technology in AOL 6.0 and in the future.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.
         ---------

     None.

     (b) Reports on Form 8-K.
         --------------------

     No Current Report on Form 8-K was filed by the Company during the quarter ended September 30, 2001.

                              AOL TIME WARNER INC.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AOL TIME WARNER INC.
                                           (Registrant)



                                       By:   /s/ John LaBarca
                                          -----------------------------------
                                       Name:  John LaBarca
                                       Title: Senior Vice President and
                                              Controller




Dated: November 13, 2001