Form 10-K405
period 2001-12-31
AOL TIME WARNER INC
filed 2002-03-25
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 001-15062

AOL TIME WARNER INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-4099534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 Rockefeller Plaza
New York, NY 10019
(Address of Principal Executive Offices)

(212) 484-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

As of the close of business on February 28, 2002, there were 4,270,919,209 shares of registrant’s Common Stock and 171,185,826 shares of registrant’s Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant’s voting securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange Composite Tape on February 28, 2002) was approximately $101.71 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K
Portions of the Definitive Proxy Statement to be used in connection with the registrant’s 2002 Annual Meeting of Stockholders.	Part III (Item 10 through Item 13)

AOL Time Warner
100%
America Online, Inc.
100%
America Online
100%
Time Warner Inc.
100%
Time Warner Companies, Inc.
100%
Turner Broadcasting System, Inc.
100%
Filmed Entertainment New Line
Networks
100%
TWI Cable
100%
Publishing
Music
100%
100%(1)
AOL Time Warner General and Limited Partners
AT&T(2) Limited Partner
25.51%(3)
74.49%(3)
Time Warner Entertainment Company, L.P.
1.9%(4)
Advance/ Newhouse
33.3%(4)
64.8%(4)
TWE- A/N Partnership (Cable)
100%
Time Warner Cable
Networks HBO The WB(5)
Filmed Entertainment Warner Bros.

(1) Time Warner Companies, Inc. directly or indirectly owns 100% of the capital stock of each of the AOL Time Warner General and Limited Partners.

(2) Interest held by AT&T Corp.'s subsidiary, MediaOne TWE Holdings, Inc.

(3) Pro rata priority capital and residual equity interests. In addition, the AOL Time Warner General Partners own 100% of the priority capital interests that are junior to the pro rata priority capital interests. See Note 7 to the Company's consolidated financial statements.

(4) Direct or indirect common equity interests. In addition, TWI Cable indirectly owns preferred partnership interests.

PART I

Item 1.    Business

AOL Time Warner Inc. (the “Company” or “AOL Time Warner”) is the world’s first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger” or the “AOL-Time Warner merger”). As a result of the Merger, America Online and Time Warner each became wholly owned subsidiaries of AOL Time Warner.

The Company classifies its business interests into the following fundamental areas:

•	America Online, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services;

•	Cable, consisting principally of interests in cable television systems;

•	Filmed Entertainment, consisting principally of interests in filmed entertainment and television production;

•	Networks, consisting principally of interests in cable television and broadcast network programming;

•	Music, consisting principally of interests in recorded music and music publishing; and

•	Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

The Company has undertaken a number of business initiatives to advance cross-divisional activities, including shared infrastructures and cross-promotions of the Company’s various businesses, and cross-divisional and cross-platform advertising and marketing opportunities for significant advertisers. The Company’s integrated Global Marketing Solutions Group develops individualized advertising programs through which major brands can reach customers over a combination of the Company’s print, television and Internet media. The Company expects to continue and expand such arrangements.

For convenience, the terms the “Registrant,” “Company” and “AOL Time Warner” are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

TWE and TWE-A/N

Time Warner Entertainment Company, L.P. (“TWE”) is a Delaware limited partnership that was formed in 1992. TWE owns Warner Bros., Home Box Office, a majority of The WB and substantially all of AOL Time Warner’s cable television business. Currently, the Company, through its wholly owned subsidiaries, owns general and limited partnership interests in 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital of TWE and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and residual equity capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). In addition, AT&T has an option to increase its Series A Capital and residual equity capital by up to 6.33% on a fully-diluted basis, depending on the performance of the Time Warner Cable division and subject to certain adjustments. TWE’s financial results are consolidated with those of AOL Time Warner. For additional information with respect to TWE and AT&T’s option to acquire additional interests in TWE, see “Description of Certain Provisions of the TWE Partnership Agreement” at pages 29 through 32 herein, and Note 7, “Investment in TWE,” to the Company’s consolidated financial statements set forth at pages F-49 through F-51 herein.

In February 2001, AT&T delivered to TWE its request that TWE reconstitute itself as a corporation and register AT&T’s entire interest for public sale in accordance with its registration rights under the TWE Partnership Agreement. The parties are currently in discussions regarding the registration rights process. In April 2001, AT&T delivered its request to initiate the process for determination of certain valuations in connection with its option to acquire additional interests in TWE. In February 2002, AT&T and TWE jointly engaged an investment banking firm to make the valuation determinations. If AT&T exercises its option in 2002, it would increase its interest in the Series A Capital and residual equity capital of TWE by a maximum of approximately 3.7% on a fully-diluted basis, assuming the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would increase would be significantly less. The Company cannot at this time predict the outcome, if any, of the foregoing.

TWE holds 64.8% of the residual equity capital of the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”), and a wholly owned subsidiary of AOL Time Warner holds 1.9% of TWE-A/N’s residual equity capital. The remaining 33.3% of TWE-A/N’s residual equity capital is held by the Advance/Newhouse Partnership (“A/N”). TWE-A/N’s financial results are consolidated with those of TWE and AOL Time Warner. Under the TWE-A/N Partnership Agreement, TWE or A/N can each deliver notice on or after March 31, 2002 of its intent to cause a restructuring of TWE-A/N, and the Company and A/N are currently engaged in discussions regarding the future structure of TWE-A/N. The discussions between the Company and A/N include discussions with respect to the future structure of the Road Runner joint venture. The Company cannot at this time predict the ultimate outcome of these discussions. See “Description of Certain Provisions of the TWE-A/N Partnership Agreement—Restructuring Rights of the Partners” at page 34 herein, and Note 4, “Cable-Related Transactions and Investments,” to the Company’s consolidated financial statements set forth at pages F-46  to F-48 herein.

Caution Concerning Forward-Looking Statements

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth on pages F-24 through F-26 herein. AOL Time Warner is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

AMERICA ONLINE

America Online, Inc., a wholly owned subsidiary of the Company based in Dulles, Virginia, is the world’s leader in interactive services, Web properties, Internet technologies and electronic commerce services. America Online’s operations include: two worldwide Internet services, the AOL service and the CompuServe service; America Online’s music properties such as AOL Music Channel and Winamp; AOL High Speed Broadband service; “AOL Anywhere” services; and America Online’s Web properties, such as Netscape, Moviefone, MapQuest, AOL Instant Messenger and ICQ.

The AOL Service

The flagship AOL service, a subscription-based service with 34 million world-wide members at March 12, 2002, provides members with a global, interactive community offering a wide variety of content, features and tools. The range of content, features and tools offered on the AOL service includes the following:

•
Online Community—The AOL service promotes interactive community through electronic mail services, message boards, the Buddy List feature (for instant messaging), public and private “chat rooms,” and “You’ve Got Pictures.”

•
Content—Content on the AOL service is organized in a variety of ways for easy access by members, including channels, toolbar icons, customization tools and Favorite Places, which allows members to mark particular Web sites or AOL areas. Channels such as Autos, Health, Local Guide, Sports, Travel,

Careers and Work, Personal Finance and News offer informational content and commerce and community opportunities. Content on the AOL service is both internally generated and provided by diverse external sources, including CBS News, Time Inc., and Business Week.

•
Customization and Control Features—Members can customize their experience on the AOL service through features and tools, such as Radio@AOL, a built-in radio service; AOL Box Office, a service that enables members to order tickets for a variety of entertainment events; an interactive calendar; customization of the Welcome Screen; a reminder service; and mail controls. Parental controls help parents form their children’s online experience and include tools that limit access to particular AOL areas, Web sites or to certain features.

•	Shopping—Shop@AOL channel allows members to shop for a wide variety of products from retailers such as Nordstrom, Banana Republic, Blockbuster and CompUSA, while remaining in the AOL service. Shop@AOL’s shopping tools and resources include a search function, electronic shopping lists, and AOL’s Quick Checkout “wallet.” AOL provides a customer satisfaction guarantee for all merchandise purchased through an AOL Certified Merchant on Shop@AOL.

Members on the AOL service are charged subscription fees based on the level of service selected by the member. The primary price plan for U.S. members of the AOL service is an unlimited usage plan for $23.90 per month that includes both the AOL service and dial-up telephone access to the Internet. Members can also prepay on an annual basis at a lower rate or enroll in limited usage plans that provide a limited number of hours of usage with additional time charged at an hourly rate. Under the “Bring Your Own Access” program, members with Internet access from other providers can subscribe to the AOL service without Internet access at a lower monthly price. Premium services available to members, such as certain of the AOL Anywhere services described below and the AOL High Speed Broadband service and features such as advanced games, are available at additional monthly charges or rates based on usage.

AOL International

AOL International oversees the AOL and CompuServe services and operations outside the United States. As of December 31, 2001, the AOL service had nearly 8 million members outside the United States. America Online has formed strategic alliances with strong local and regional partners to provide its international services. The AOL, CompuServe and/or Netscape branded services are offered through joint ventures or distribution arrangements in Argentina, Australia, Brazil, Canada, Hong Kong, Japan, Mexico and Puerto Rico. AOL Europe, S.A., a subsidiary of America Online, provides these services to consumers in Austria, France, Germany, the Netherlands, Switzerland, Sweden and the United Kingdom (U.K.). In each of these countries, local language content, marketing and community are offered. Members are able to access the U.S. and local country services in over 100 countries. In addition, U.S. and global subscribers to AOL services can access selected content and communities offered on the other global AOL services.

In Europe, the services initially were offered through a joint venture with Bertelsmann AG. In January 2002, pursuant to a restructuring agreement entered into in March 2000, America Online purchased 80% of Bertelsmann’s 49.5% interest in AOL Europe for $5.3 billion and will purchase its remaining interest in AOL Europe for $1.45 billion in July 2002. For further information on the restructuring, see Note 6, “AOL Europe,” to the Company’s consolidated financial statements set forth at pages F-48 and F-49 herein.

America Online continues to develop or enhance services in existing markets. In June 2001, America Online announced a joint venture with Legend Holdings Limited, the leading Chinese PC manufacturer and a provider of interactive services in China, to develop consumer interactive services for the Chinese market.

AOL Music

AOL Music offers a variety of programming, products and services that enable consumers to discover, listen to and buy music on the Web. AOL’s music offerings include AOL’s Music Channel; online radio products such as Radio@AOL; the Winamp audio jukebox player and SHOUTcast, a streaming audio service and Internet music directory.

AOL Broadband

America Online provides high-speed access to its members through its AOL High Speed Broadband service using broadband technologies such as cable, digital subscriber lines (DSL) and satellite. America Online has formed strategic alliances with Qwest Communications, BellSouth, Verizon Communications and SBC Communications to use DSL technology to make available a high-speed upgrade connection to subscribers and has an agreement with Hughes Electronic Corporation that provides for the delivery of the AOL High Speed Broadband service to members via Hughes’ DirectPC satellite Internet network. As of December 31, 2001, the AOL High Speed Broadband service was available on the Time Warner Cable system in the cable company’s 20 largest markets. In addition, members can also access the AOL High Speed Broadband service using their own broadband connection.

A feature of the AOL High Speed Broadband services is that members have “always on” access and do not have to dial an access number to begin each session. Members connecting to the AOL service through broadband technologies have access to expanded multimedia content, including streaming music and other audio, full- motion video, games and online catalogue shopping features. The AOL service can determine the bandwidth the member is using to access the AOL service and automatically makes the high speed content available to members connecting with high speed technologies.

AOL Anywhere

Under its “AOL Anywhere” strategy, America Online has taken steps to make certain services, features and content of the AOL service and other properties available through multiple connections and devices in addition to personal computers, such as wireless telephones, hand-held and pocket devices specialized Internet appliances and televisions.

The AOL Anywhere Web site (http://www.aol.com) offers AOL members content, features and tools from the AOL service, including AOL Mail, AOL Search, the AOL Instant Messenger service, My News, a personalized news service, and My Calendar, a personalized calendar service. Other Internet users can also access a number of the tools and features on the site.

The AOL Mobile services deliver a variety of the AOL service’s features and content to users of wireless devices, such as mobile phones, pagers and other handheld devices. The content and services include wireless access to e-mail, news, weather, sports and stock quotes, as well as content from America Online’s other properties. The AOL Mobile Communicator service offers wireless access to e-mail and instant messaging using pager-sized two-way wireless devices for an additional fee.

America Online also provides text entry solutions for wireless devices through its subsidiary, Tegic Communications, Inc. Tegic’s leading product, the T9 Text Input software, enables individuals to send e-mail, short messaging services and instant messages, as well as perform other text-based functions and access the Internet, using the standard telephone keypad to enter words or sentences.

AOLbyPhone allows subscribers to this service to access AOL services such as e-mail, news, restaurant reviews and movie listings over the telephone for an additional fee. During the past year, the service was upgraded to provide new features such as e-mail voice response, which allows members to respond to e-mails over the phone.

The AOLTV service allows subscribers to this service to watch television using their existing signal and activate and simultaneously use a range of additional interactive features, such as e-mail, instant messaging and chat, utilizing a set-top box and a wireless keyboard or universal remote control. AOLTV offers additional content provided by partners that complements the television programming and a program guide that organizes the television channels into different categories.

CompuServe and Web Properties

America Online’s Web properties serve as an online network of AOL brands on the Internet, offering a variety of content and applications.

CompuServe

The CompuServe service, with approximately 3 million members at December 31, 2001, targets the value-oriented portion of the U.S. market and the professional business-oriented market outside of the U.S. CompuServe’s Custom Solutions group seeks opportunities to develop and operate co-branded and custom versions of the CompuServe software. This group operates the Wal-Mart Connect Internet Service Provider and the Gateway.net Internet portal site and offers private label Internet solutions for strategic partners.

Members on the CompuServe service are charged subscription fees under pricing plans based on the level of service selected by the member, including an unlimited usage plan that can be paid monthly or annually in advance, a lower monthly rate providing for up to a set number of hours usage (with additional usage charged at an hourly rate) and a “Bring Your Own Access” plan for members with Internet access from another provider. Certain premium services are available on the CompuServe service at additional fees.

Netscape.com

The Netscape portal (http://www.netscape.com) offers a variety of products and services, including news, entertainment and information, opportunities to purchase goods and services, Internet site directories, software, software downloads, and product and technical support information. Almost 50 million users have registered with Netscape as of December 31, 2001. Netscape’s services also include search and navigation services, such as SmartBrowsing; programming channels; communications and community services such as e-mail and message board services; personalization services, and opportunities for electronic commerce. Netscape also includes a  co-branded version of the AOL Instant Messenger service and local content. Netscape Netbusiness  (http://netbusiness.netscape.com/), an Internet site targeted to owners of small businesses, offers easy-to-use and fully customizable information resources, productivity and communications tools.

Netscape Browsers

The Netscape 6.2 browser, powered by Netscape’s Gecko technology, allows individual developers to tailor the browser software to their own use, and it is designed to operate across multiple platforms so that it can be deployed on a range of Internet devices and run on multiple computing systems, including LINUX, Mac OS and Windows. Netscape also offers Netscape Communicator, a suite of HTML-based client software that integrates browsing, e-mail, Web-based word processing and group scheduling that enables users to communicate, share and access information.

Moviefone

Moviefone is the largest movie guide and ticketing service in the United States in terms of the number of users and tickets sold remotely. Through its interactive telephone service (777-FILM), its online service (Moviefone.com), and its wireless services, Moviefone provides millions of moviegoers each week with a free directory of movies, show times and theater locations, and also provides the ability to purchase tickets via multiple devices and platforms for a per-ticket service charge.

MapQuest

MapQuest is a leader in destination solutions online for consumers and businesses worldwide. MapQuest provides customized maps, destination information and driving directions to consumers through its Web site (MapQuest.com) and its wireless partners. Through licensing agreements with more than 1,400 business partners,

MapQuest helps businesses integrate maps and driving directions into their Internet, intranet and call center applications for improved marketing and customer service functions. Additionally, MapQuest provides offline map solutions for textbook and directory manufacturers and other businesses requiring more traditional mapping needs.

AOL Instant Messenger

AOL Instant Messenger is a Web-based communications service that allows Internet users to know when other users of the service are online and to send and receive instant messages in real time. AOL Instant Messenger had approximately 130 million registered users worldwide as of December 31, 2001. AOL Instant Messenger is free and available for downloading on the AOL Anywhere Web site and on America Online’s other brands and services, on a co-branded basis, including the CompuServe service and Netscape. America Online has also developed co-branded versions of the AOL Instant Messenger service for numerous other companies.

ICQ

ICQ Ltd., is an Internet-based real-time communications service that utilizes the ICQ (“I seek you”) instant communications and chat technology with a constant desktop presence. ICQ also has a Web site (ICQ.com) that offers community and content products and services. At December 31, 2001, ICQ had over 120 million registered users, approximately two-thirds of whom were outside the U.S.

Technologies

AOLnet

America Online employs a multiple vendor strategy in designing, structuring and operating the network services utilized in its interactive online services. AOLnet, a transfer control protocol/Internet protocol (TCP/IP) network of third-party network service providers, including Sprint Communications Company, Genuity Inc., WorldCom, Inc., Level 3 Communications and Qwest Communications International Inc., is used for the AOL service and certain versions of the CompuServe service in North America, including CompuServe 2000. America Online anticipates continuing to build AOLnet in order to increase its network capacity, provide members of its online services with higher speed access and reduce data network costs on a per-hour basis. As of December 31, 2001, the AOL service reached peak usage of almost 2.4 million simultaneous users and the exchange of approximately 368 million e-mail messages a day.

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

Service Platforms

America Online supports a variety of software platforms and conduits for access to the interactive services and Web-based properties. Today, the vast majority of members and users of interactive services access such services through personal computers. Operating systems on which the AOL and CompuServe services are available include primarily the Windows and Macintosh operating systems. America Online has also taken steps to adopt new technology and developments in the delivery of interactive services. AOLnet supports the v.90 standard for high-speed access at 56 kps, and is continuing to invest in the development of alternative technologies to deliver its interactive online services, including cable modems, DSL access, satellite and wireless technologies (as discussed under “AOL Anywhere” and “AOL Broadband”).

Advertising and Commerce

An important component of America Online’s business strategy is deriving revenues from advertising and commerce sources and from the direct sale of merchandise to members and users, as well as from related sources such as transaction and licensing fees. America Online offers its advertising and commerce partners a variety of customized programs, which may include premier placement, sponsorship of particular content offerings for designated time periods, or the opportunity to target users with specified interests. America Online also sells selected merchants preferred rights to market particular goods or services within one or more of the online services and properties. In those arrangements, America Online provides its advertising and commerce partners certain marketing and promotional opportunities and in return receives cash payments, the opportunity for revenue sharing, cross-promotion, competitive pricing and online conveniences for subscribers.

During 2001, America Online expanded the scope, range and types of businesses involved in advertising and commerce relationships and as a result, many of its advertising and commerce contracts are now with industry leaders such as Coca-Cola, Kodak, Sears, General Motors and Citigroup. America Online frequently enters into advertising arrangements that encompass multiple services and properties within America Online. In addition, in 2001 AOL Time Warner started selling advertising and marketing programs through the Company’s Global Marketing Solutions Group that allow major brands, such as Burger King, Motorola, DaimlerChrysler, Kraft and Kellogg’s, to reach customers through a combination of the Company’s print, television and Internet media.

Marketing

America Online utilizes a common marketing infrastructure for its multiple brands of interactive services and Web properties. To support its goals of attracting and retaining members or users, as applicable, and developing and differentiating the family of brands, America Online markets its products, services and brands through a broad array of programs and strategies, including broadcast television and radio advertising campaigns, direct mail, magazine inserts (including magazines published by the Company’s publishing division) and advertisements, co-marketing, retail distribution, bundling agreements, Web advertising and alternate media. Other marketing strategies include extensive online and offline cross-promotion and co-branding with a wide variety of partners, promotional bundling programs with computer manufacturers pursuant to which consumers receive AOL subscriptions for a period of time in connection with their purchase of a computer, and the sale of bulk subscriptions at discounted rates to strategic partners for distribution to their employees. Additionally, through multi-year bundling agreements, the interactive online services and products are installed on a range of computers made by personal computer manufacturers and are available to consumers by clicking on an icon during the computer’s initial setup process or on the desk top. America Online also utilizes targeted or limited promotions, marketing programs and pricing plans designed to appeal to particular groups of potential users of its interactive online services and to distinguish and develop its different brands.

Competition

America Online competes for subscription revenues and members’ usage with multiple companies providing Internet access, including online services such as the Microsoft Network and AT&T Worldnet, local and national Internet service providers such as Earthlink, cable Internet access providers, and telephone companies and other companies that provide Internet access among other services. It also competes more broadly for subscription revenues and members’ usage with cable, information, entertainment and media companies. America Online competes for advertising and commerce revenues with a wide range of companies, including those that focus on the Internet, such as online services, Internet access companies, Web-based portals, and individual Web sites providing content, commerce, community and similar features, and media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

America Online faces competition in developing technologies and risks from potential new developments in distribution technologies and equipment in Internet access. In particular, America Online faces competition from developments in the following types of Internet access distribution technologies or equipment and must keep pace with these developments and also ensure that it either has comparable and compatible technology or access to distribution technologies developed or owned by third parties:

•	broadband distribution technologies used in cable Internet access services;

•	advanced personal computer-based access services offered through DSL technologies offered by local telecommunications companies;

•	other advanced digital services offered by satellite and wireless companies;

•	television-based interactive services;

•	personal digital assistants or handheld computers;

•	enhanced mobile phones;

•	other equipment offering functional equivalents to the AOL Anywhere services.

CABLE

The Company’s Cable business consists principally of interests in cable television systems. Of the approximately 12.8 million subscribers served by the Company at December 31, 2001, approximately 1.7 million are in systems owned by TWI Cable Inc. (“TWI Cable”), a wholly owned subsidiary of the Company, and approximately 11.1 million are in systems owned or managed by TWE. TWE’s cable systems include approximately 7 million subscribers in the TWE-A/N joint venture; 1.1 million of these TWE-A/N subscribers are part of the Texas Cable Partners 50-50 joint venture with AT&T. Time Warner Cable, a division of TWE, generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and TWE-A/N. For additional information with respect to TWE-A/N, see “Description of Certain Provisions of the TWE-A/N Partnership Agreement” at pages 32 through 34 below, and Note 4, “Cable-Related Transactions and Investments,” to the Company’s consolidated financial statements set forth at pages F-46 through F-48 herein.

Systems Operations

Time Warner Cable is one of the largest operators of cable television systems in the United States with more than 91% of its customers served by clustered cable systems with 100,000 subscribers or more. As of December 31, 2001, Time Warner Cable had 36 distinct geographic system groupings serving more than 100,000 subscribers. This clustering strategy has enabled, among other things, significant cost and marketing efficiencies, more effective pursuit of local and regional cable advertisers, the development of local news channels, and the roll-out of advanced services over a geographically concentrated customer base.

Over the past several years, Time Warner Cable has pursued a strategy of upgrading its existing cable systems generally to 750 MHz capability, based on a hybrid fiber optic/coaxial cable architecture. By year-end 2001, Time Warner Cable had completed the upgrade of approximately 97% of its cable plant. Upgraded systems can deliver increased channel capacity and provide two-way transmission capability. Upgrading also permits Time Warner Cable to roll out new advanced services, including digital and high-definition television (“HDTV”) programming, high-speed Internet service, video-on-demand (including subscription video-on-demand), telephony and other services. See “New Cable Services” below.

Franchises

Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels; provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See “Regulation and Legislation” below.

Programming

Programming is generally made available to customers through tiers, which are packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable’s systems has been expanding as system upgrades are completed. As Time Warner Cable rolls out digital services in its systems, the number of channels of video programming a customer may elect to receive are further increased such that over 150 video channels are available.

Video programming available to customers includes local and distant broadcast television stations, cable programming services like CNN, A&E and ESPN, and premium cable services like HBO, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through affiliation agreements between the programmers and Time Warner Cable. Many programming services impose a monthly license fee per subscriber upon the cable operator. Programming costs generally have been increasing sharply in recent years and depending on the terms of a specific agreement, the cost of providing any cable programming service may continue to rise. Time Warner Cable sometimes has the right to cancel contracts and generally has the right not to renew them. In addition, Time Warner Cable may not always be able to renew contracts when it wishes to do so. It is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable’s operations.

Cable Service Charges and Advertising

Subscribers to the Company’s cable systems are charged monthly subscription fees based on the level of service selected, which fees in some cases include equipment charges. Subscription revenues account for most of Time Warner Cable’s revenues. A one-time installation fee is generally charged for connecting subscribers to the cable television system. Although regulation of certain cable programming rates ended in 1999, rates for “basic” programming and for equipment and installation continue to be regulated pursuant to federal law. See “Regulation and Legislation” below.

Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service. Subscribers may discontinue purchasing services at any time. Pay-per-view programming offers movies and special events, such as boxing, for a separate charge.

Time Warner Cable also generates revenue by selling advertising time to national, regional and local businesses, including advertising by programming vendors to promote their channel launches and cross-promotional intercompany advertising by other AOL Time Warner segments. Cable television operators receive an allocation of advertising time availabilities on certain cable programming services into which commercials can be inserted at the local system level. The clustering of Time Warner Cable’s systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local ad sales personnel to compete more effectively with broadcast and other media. In addition, in many localities, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. Sixteen of Time Warner Cable’s 39 field divisions participate in a local cable advertising interconnect.

Local News Channels

Time Warner Cable operates, alone or in partnerships, 24-hour local news channels in New York City (NY1 News), Tampa Bay (Bay News 9), Orlando (Central Florida News 13), Rochester, NY (R/News), and Austin (News 8 Austin). These channels have developed into successful vehicles for local advertising. Preparations are underway to launch news channels in Houston, San Antonio, Charlotte, Raleigh, Syracuse and Albany.

New Cable Services

Digital Cable Services

Digital Tier Service

During 2001, Time Warner Cable continued its aggressive roll-out of digital cable service in its cable systems. As of December 31, 2001, Time Warner Cable had more than 3.3 million digital service subscribers and all of Time Warner Cable’s 39 field divisions were upgraded to offer digital cable. A digital format allows a signal to be compressed so that it occupies less bandwidth, which substantially increases the number of channels that can be provided over a system. The digital set-top boxes delivered to subscribing customers offer significantly expanded cable network options, CD-quality music services, more pay-per-view choices, more channels of multiplexed premium services, a digital interactive program guide, and other features such as parental control options.

HDTV

Pursuant to FCC order, television broadcast stations have been granted additional over-the-air spectrum to provide, under a prescribed roll-out schedule, high definition and digital television signals to the public. Time Warner Cable believes its upgraded hybrid fiber optic/coaxial cable architecture provides a technologically superior means of distributing HDTV signals. To date, Time Warner Cable has agreed to carry the high definition television signals and other digital signals that will be broadcast by television stations owned and operated by the ABC, CBS, NBC and Fox networks, and also by nearly all public television stations in Time Warner Cable’s operating areas. Time Warner Cable is seeking similar arrangements with other broadcasters. Time Warner Cable is also carrying the HDTV versions of HBO and Showtime in certain areas.

Video-on-Demand

By adding digital servers and software to its digital television service platform, Time Warner Cable will be able to offer network-based video-on-demand services with DVD-like functionality, including pause, rewind and fast forward. Time Warner Cable began testing of video-on-demand equipment in 1999 and, during 2001, offered a movies-on-demand service to customers in five of its field divisions while conducting tests and limited commercial rollouts in seven other field divisions. Time Warner Cable also conducted an HBO subscription video-on-demand test in its Columbia, South Carolina, Austin, Texas and Cincinnati, Ohio systems during 2001. Subscription video-on-demand provides a customer with the ability to view certain programs from a particular programming service on a video-on-demand basis for a flat monthly fee. Time Warner Cable intends to accelerate its development of video-on-demand and subscription video-on-demand offerings during 2002, and is negotiating with a number of motion picture studios and other programming providers to obtain video-on-demand distribution rights to support these commercial launches.

Internet Services

Road Runner

Time Warner Cable offers Road Runner, a high-speed cable modem Internet Service Provider (ISP). Customers connect their personal computers to Time Warner Cable’s two-way hybrid fiber optic/coaxial cable system which, together with a backbone network provided through Road Runner’s Broadband Network Services unit, enables customers to access the Internet and Road Runner’s content at speeds much greater than traditional telephone modems. During 2001, a restructuring of the Road Runner partnership was completed and, as a result, TWE, TWE-A/N and TWI Cable have sole ownership of the Road Runner service, although because of certain approval rights of A/N, Road Runner’s financial results are not consolidated with the Company’s.

As of December 31, 2001, the Road Runner service has been launched by Time Warner Cable in all of its 39 field divisions and the service’s customer base exceeded 1.9 million customers.

AOL and other ISP Services

In connection with the announcement of the AOL-Time Warner merger, Time Warner committed that it would enter into agreements with multiple ISPs to offer its customers a choice of ISP services, including services not owned by AOL Time Warner. Time Warner Cable’s provision of the AOL service and its obligation to make multiple ISP service available to its customers are subject to compliance with the terms of the FTC Consent Decree and the FCC Order entered in connection with the regulatory clearance of the AOL-Time Warner merger. (See “Regulation and Legislation” below, for a description of these terms).

During 2001, Time Warner Cable launched the EarthLink and AOL services in 20 of its 39 field divisions. In addition, Time Warner Cable reached agreements to provide subscribers with ISPs not owned by AOL Time Warner in all of its field divisions. As of December 31, 2001, the FTC has approved agreements with four nonaffiliated services to provide such services. During 2002, Time Warner Cable expects to introduce additional ISPs in each of the field divisions currently carrying EarthLink and AOL, and to launch multiple ISPs in its other field divisions.

Telecommunications

Time Warner Telecom Inc. (“Time Warner Telecom”) is a fiber facilities-based integrated communications provider that sells last-mile bandwidth and telecommunications services on its own fiber optic network to medium and large businesses in selected metropolitan areas across the United States. Time Warner Telecom was formed in 1998 through a restructuring of the business telephony operations of Time Warner Cable. AOL Time Warner has an aggregate equity interest in Time Warner Telecom of approximately 44% and an aggregate voting interest (consisting of high-voting common stock) of approximately 71%; however, AOL Time Warner’s nominees to the Board of Directors of Time Warner Telecom are limited to less than a majority by the terms of a stockholder agreement.

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

DTH (Direct-to-home).    DTH services offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. In many metropolitan areas, DTH services now also include local broadcast signals.

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

MMDS/Wireless Cable (Multichannel microwave distribution services).    Wireless cable operators, including digital wireless operators, use terrestrial microwave technology to distribute video programming.

Telephone Companies.    Under the 1996 Telecommunications Act, telephone companies are now free to enter the retail video distribution business within their local exchange service areas, including through DTH, MMDS and SMATV, as traditional franchised cable system operators, or as operators of “open video systems” subject to certain local authorizations and local fees.

Additional Competition.    In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment including over-the-air television broadcast reception, live events, movie theaters, home video products, and the Internet.

“Online” Competition.    Time Warner Cable’s systems face competition in its cable modem services from a variety of companies that offer other forms of “online” services, including DSL high-speed Internet access services and dial-up services over ordinary telephone lines. Monthly prices of DSL services are comparable to cable offerings and dial-up services often have a pricing advantage. Other developing new technologies, such as Internet access via satellite or wireless connections, compete with cable and cable modem services as well.

FILMED ENTERTAINMENT

The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product and license rights to the Company’s programs and characters. All of the foregoing businesses are principally conducted by Warner Bros., which is a division of TWE. The filmed entertainment business also includes New Line Cinema Corporation (“New Line”), as well as the Turner classic film and animation libraries, all of which are wholly owned through Turner Broadcasting System, Inc. (“TBS”).

Warner Bros. Feature Films

Warner Bros. Pictures produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes completed films produced and financed by others. The terms of Warner Bros. Pictures’ agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors.

Warner Bros. Pictures’ strategy focuses on building movie franchises, which will continue in 2002 with the release of the second Harry Potter film, a sequel to Analyze This, and a Scooby-Doo film. Warner Bros. Pictures is also pursuing a strategy to release films with a diversified mix of genres, talent and budgets. In response to the rising cost of producing theatrical films, Warner Bros. Pictures has entered into a number of joint venture agreements with other companies to co-finance films, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. Castle Rock, a wholly-owned subsidiary of AOL Time Warner, also produces films for Warner Bros. Pictures. During 2001, Warner Bros. Pictures released a total of 26 motion pictures for theatrical exhibition, of which three were wholly financed by Warner Bros. Pictures and 23 were produced by or with others. Warner Bros. had the highest domestic and international box office receipts among the major motion picture studios in 2001, with releases such as Ocean’s Eleven, Cats & Dogs and the blockbuster Harry Potter and the Sorcerer’s Stone, which has become the second highest grossing film in world box office history. A total of 26 motion pictures are currently slated to be newly released during 2002, of which eight are wholly financed by Warner Bros. Pictures, and 18 are produced by or with others.

Warner Bros. Pictures’ joint venture arrangements include: (i) Bel-Air Entertainment, a joint venture with Canal+ to co-finance the production, overhead and development costs of motion pictures; (ii) a joint venture with Village Roadshow Pictures to co-finance the production of motion pictures; (iii) an arrangement with Gaylord Entertainment (“Gaylord”) to co-finance the production of motion pictures with medium to high budgets, and with Gaylord’s wholly-owned subsidiary, Pandora Investments SARL, to co-finance the production of lower budget pictures; and (iv) an arrangement with Film Four to co-finance the production of motion pictures.

Warner Bros. Pictures has distribution servicing agreements with Morgan Creek Productions Inc. (“Morgan Creek”) through June 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek motion pictures and certain foreign distribution services for selected motion pictures. Warner Bros. Pictures has a distribution arrangement with Franchise Entertainment LLC (“Franchise”) under which it obtains domestic distribution rights and foreign distribution rights in selected territories in certain motion pictures produced by Franchise. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment (“Alcon”) for distribution of all of Alcon’s motion pictures in domestic and certain foreign territories.

During 2001, Warner Bros. Pictures increased its advertising through other AOL Time Warner divisions, such as AOL and the Turner networks, to promote its feature films prior to a film’s theatrical opening.

New Line

Theatrical films are also produced and distributed by New Line, which is a wholly owned subsidiary of TBS. New Line is a leading independent producer and distributor of theatrical motion pictures with two film divisions, New Line Cinema and Fine Line Features. Included in its eleven films released during 2001, New Line released The Lord of the Rings: The Fellowship of the Ring in December and Rush Hour 2 earlier in the year, making 2001 one of New Line’s strongest years. New Line and AOL worked closely together in connection with the online marketing and promotion of both of these films. A total of 15 motion pictures are currently slated for theatrical release by New Line during 2002, including the second installment of The Lord of the Rings trilogy and the third film of the popular Austin Powers franchise. Like Warner Bros. Pictures, New Line releases a diversified slate of films with an emphasis on building and leveraging franchises. As part of its strategy for reducing financial risk and dealing with the rising cost of film production, New Line pre-sells the international rights to its releases on a territory by territory basis, while still retaining a share of each film’s potential profitability in those foreign territories.

Home Video

Warner Home Video (“WHV”) distributes for home video use pre-recorded videocassettes and DVDs containing filmed entertainment product from the TBS libraries and product produced or distributed by the Company’s Warner Bros. Pictures, Castle Rock, New Line, Home Box Office and WarnerVision Entertainment divisions.

WHV also distributes other companies’ product for which it has acquired the rights, including the distribution of videocassette and DVD product for BBC, PBS and National Geographic in the United States, MGM/UA in Canada, ICON, Helkon and Canal+ in the U.K. and France Television and Canal+ in France.

WHV sells and/or licenses its product in the United States and in major international territories to retailers and/or wholesalers through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some countries, WHV’s product is distributed through licensees. Videocassette product is manufactured under contract with independent duplicators. DVD product is replicated by Warner Music Group companies and third parties. WHV released 9 titles on videocassette in the United States sell-through market in 2001 that generated sales of more than one million units each.

Since inception of the DVD format, WHV has released over 880 DVD titles in the United States and international markets, led by worldwide sales of The Matrix which has sold 11.1 million units. DVD is the fastest selling consumer electronics product of all time, with an installed base at December 31, 2001 of 25.1 million households in the United States and an additional 27.5 million households internationally.

Television

Warner Bros. is one of the world’s leading suppliers of television programming, distributing programming in more than 175 countries and in more than 40 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all media. The distribution library owned or managed by Warner Bros. currently has more than 6,500 feature films, approximately 36,000 television titles, and 14,000 animated titles (including 1,500 classic animated shorts).

Warner Bros.’ television programming is primarily produced by Warner Bros. Television (“WBTV”), which produces primetime dramatic and comedy programming for the major networks, and Telepictures Productions (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication markets. During the 2001 fall season, WBTV produced hits such as Gilmore Girls and Smallville for The WB Network. Returning network primetime series from WBTV include, among others, ER, Friends, The Drew Carey Show, Whose Line Is It Anyway? and the Emmy-award winning series, The West Wing. Telepictures has The Rosie O’Donnell Show, Jenny Jones and Extra in first run syndication. During 2001, AOL ran exclusive online contests to promote Warner Bros. television shows such as ER and Gilmore Girls to its members.

Warner Bros. Animation is responsible for the creation, development and production of contemporary television and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.’, TBS’s and DC Comics’ libraries, including Looney Tunes and the Hanna-Barbera libraries.

Backlog

Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming for pay cable, network, basic cable and syndicated television exhibition. Backlog for all of AOL Time Warner’s filmed entertainment companies amounted to $3.756 billion at December 31, 2001, compared to $3.523 billion at December 31, 2000 (including amounts relating to the intercompany licensing of film product to the Company’s cable television networks of $1.231 and $1.269 billion as of December 31, 2001 and December 31, 2000, respectively). The backlog excludes advertising barter contracts.

Consumer Products

Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, photographs, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, classic films and the literary and feature film phenomenon, Harry Potter.

During 2001, the Company closed all domestic Warner Bros. Studio Store operations. International operations will continue on a reduced basis. These operations consist of 38 stores operated by licensees in seven countries and territories as of December 31, 2001.

Other Entertainment Assets

TWE and a wholly owned subsidiary of the Company each own a 50% interest in DC Comics. DC Comics publishes more than 50 regularly issued comics magazines featuring characters among the most popular of which are Superman, Batman, Wonder Woman and The Sandman. DC Comics also derives revenues from motion pictures, television, product licensing and books. The Company wholly owns E.C. Publications, Inc., the publisher of MAD magazine.

Competition

The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs/DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities for viewers’ attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Warner Bros. competes in its character merchandising and other licensing activities with other licensors and retailers of character, brand and celebrity names.

NETWORKS

The Company’s Networks business consists principally of domestic and international basic cable networks, pay television programming services, a broadcast television network, and sports franchises. The basic cable networks (collectively, the “Turner Networks”) owned by TBS, a wholly owned subsidiary, constitute the principal component of the Company’s basic cable networks. Pay television programming consists of the multichannel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”), operated by the Home Box Office division of TWE (“Home Box Office”). The WB Television Network (“The WB”), a broadcast television network, is operated as a limited partnership in which WB Communications (a division of TWE) holds a majority interest in the network and is the network’s managing general partner.

The Turner Networks and the Home Box Office Services (collectively, the “Cable Networks”) distribute their programming via cable and other distribution technologies, including satellite distribution. The Cable Networks generally enter into separate multi-year agreements, known as affiliation agreements, with distributors that have agreed to carry them. Recently announced acquisition and merger agreements between the nation’s two largest DTH distribution companies and two of the largest multiple-system cable operators reflect a growing consolidation among the Cable Networks’ distributors. The Cable Networks attempt to assure continuity in their relationships with affiliates and have entered into multi-year affiliation agreements whenever possible. Although the Cable Networks believe prospects of continued carriage and marketing of their respective Networks by the larger affiliates are good, the loss of one or more of them as distributors of any individual network or service could have a material adverse effect on their respective businesses.

The Turner Networks (other than Turner Classic Movies) generate their revenue principally from the sale of advertising time and from receipt of monthly per subscriber fees paid by cable system operators, DTH distribution companies, hotels and other customers (known as affiliates) that have contracted to receive and distribute such networks. Turner Classic Movies and the Home Box Office Services are commercial-free and generate their revenue from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis.

Advertising revenue on the basic cable networks and The WB is comprised of consumer advertising, which is sold primarily on a national basis (The WB sells time exclusively on a national basis, with local affiliates of The WB selling local advertising). Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including financial and business services, food and beverages, automotive, entertainment and office supplies and equipment. Advertising revenue is a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPM’s are influenced by the quantitative and qualitative characteristics of the audience of each network as well as overall advertiser demand in the marketplace.

Turner Networks

Domestic Networks

TBS’s entertainment networks include two general entertainment networks, TBS Superstation, with approximately 87 million subscribers in the U.S. as of December 31, 2001, and TNT, with approximately 85 million subscribers in the U.S. as of December 31, 2001; as well as Cartoon Network, with approximately 79 million subscribers in the U.S. as of December 31, 2001; and Turner Classic Movies, a 24-hour, commercial-free network that presents classic films from TBS’s MGM, RKO and pre-1950 Warner Bros. film libraries, which had approximately 59 million subscribers in the U.S. as of December 31, 2001. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries as to which TBS or other divisions of the Company own the copyrights, plus licensed programming, including sports, and special made-for-cable films and series. Turner South, launched in October 1999, is a regional entertainment network featuring movies and sitcoms from the Turner library and original programming targeted to viewers in the Southeast, as well as regional news and sports. Boomerang, a digital network featuring classic cartoons, was launched in April 2000.

TBS has acquired programming rights from the National Basketball Association (the “NBA”) to televise a certain number of regular season and playoff games on TBS networks through the 2007-08 season for which it has agreed to pay fees, plus a variable share of the advertising revenues generated. TBS Superstation also televises a certain number of baseball games of the Atlanta Braves, a major league baseball club owned by a subsidiary of TBS, for which rights fee payments are made to Major League Baseball’s central fund for distribution to all Major League Baseball clubs. Through a joint venture with NBC, TBS has also acquired rights to televise certain NASCAR Winston Cup and Busch Series races through 2006.

TBS’s CNN network, a 24-hour per day cable television news service, had more than 85 million subscribers in the U.S. as of December 31, 2001. Together with CNN International (“CNNI”), CNN reached more than 250 million locations in 212 countries and territories as of December 31, 2001. CNN operates 42 news bureaus, of which 10 are located in the United States and 32 are located around the world. In addition to Headline News, which provides updated half-hour newscasts throughout each day, CNN has expanded its brand franchise to include CNNfn, featuring business and consumer news. CNNSI, a venture with Sports Illustrated, currently plans to cease operations in 2002. TBS also has a number of special market news networks.

During 2001, TBS collaborated with several other subsidiaries of the Company to provide advertisers with marketing opportunities across the Company’s numerous platforms, thereby reaching AOL Time Warner’s significant subscriber base.

International Networks

CNNI is distributed to multiple distribution platforms for delivery to cable systems, broadcasters, hotels and other viewers around the world on a network of 13 regional satellites. CNN en Español, a Spanish language all-news network in Latin America, as of December 31, 2001, had more than 11 million subscribers. TBS also distributes region-specific versions of TNT and Cartoon Network, on either a single channel or combined channel basis, and Turner Classic Movies in approximately 120 countries around the world.

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

In October 2001, TBS concluded a tri-party agreement for the carriage of China Entertainment Television (CETV), a TBS wholly owned network, with China’s national television network, China Central Television

(CCTV), and one of China’s largest cable operators. CETV is a 24-hour Mandarin-language information and entertainment network that began distribution to certain cable television subscribers in the Southern region of the People’s Republic of China in February 2002. This is the first time a non Chinese-owned television network has been granted cable television carriage rights in mainland China. As part of the arrangement, select Time Warner Cable systems will carry the English-language Chinese news and information channel of CCTV in the United States.

Internet Sites

In addition to its cable networks, TBS manages various advertiser-supported Internet sites. CartoonNetwork.com is a popular advertiser-supported site for children ages two to eleven. The CNN News Group has multiple sites, such as CNN.com and allpolitics.com, which are operated by CNN Interactive. The CNN News Group also produces CNNMoney.com together with Time Inc.’s Money Magazine. In 2001, TBS acquired certain interactive and Web-based rights of NASCAR, including the right to operate its Web site, NASCAR.com, through 2006.

Home Box Office

HBO, operated by the Home Box Office division of TWE, is the nation’s most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 38.1 million subscriptions as of December 31, 2001. Both HBO and Cinemax are made available in a multichannel format. Through various joint ventures, HBO-branded services are distributed in Latin America, Asia and Eastern Europe.

A major portion of the programming on HBO and Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office’s practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios, and independent producers and distributors in order to ensure continuing access to theatrical motion pictures. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, the films’ box office performances.

HBO also defines itself by the exhibition of award-winning pay television original movies and mini-series, dramatic and comedy series, such as The Sopranos, and Sex and the City, sporting events such as boxing matches, sports documentaries and sports news programs, as well as concerts, comedy specials, family programming and documentaries. HBO received 16 Primetime Emmy Awards® in 2001 in a variety of categories, including Sex and the City’s Emmy for Outstanding Comedy Series, the first Emmy for best series of any type earned by a cable television show.

HBO has begun a number of cross-divisional initiatives with AOL including promotions of HBO shows like The Sopranos and Band of Brothers and AOL’s offering of online sign up for HBO subscriptions through the HBO Express service. During the summer of 2001, Home Box Office launched trials of its subscription video on demand product, HBO on Demand. HBO on Demand enables participating digital HBO subscribers to choose from 150 programs at a time of their choosing with video recorder functionality. At year end 2001, HBO on Demand was distributed on a test basis to more than 75,000 subscribers.

Home Box Office produces Everybody Loves Raymond, now in its sixth season on CBS and its first syndication cycle. Divisions of Home Box Office also produce programming for HBO and for other networks. HBO Sports, a division of Home Box Office, operates HBO Pay-Per-View, an entity that distributes pay-per-view prize fights and other pay-per-view events. HBO Video, also a division of Home Box Office, distributes videocassettes and DVDs of a number of HBO’s original movies and dramatic and comedy series, including The Sopranos and Sex and the City.

The WB Television Network

The WB provides a national group of affiliated television stations with 13 hours of prime time programming, during six nights per week. The WB’s programming is primarily aimed at teens and young adults. The network’s line-up of programs includes established series such as Gilmore Girls, 7th Heaven, Dawson’s Creek, Felicity, Angel and Charmed, as well as new programming such as Smallville and Reba, which debuted in Fall 2001. As of December 31, 2001, Kids’ WB!, a programming service for young viewers, presents 14 hours of programming per week, along with a four-hour block of weekend programming that includes the Pokemon series.

As of December 31, 2001, 86 primary and 12 secondary affiliates provide coverage for The WB in the top 100 markets. Additional coverage reaching approximately 7.8 million homes in smaller markets is provided by The WB 100+ Station Group, a venture between The WB and local broadcasters under which WB programming is disseminated over the facilities of local cable operators.

Tribune Broadcasting owns a 22.25% interest in The WB; the balance is owned by TWE, except for an 11% interest that TWE is in contract to acquire in January 2003.

Other Network Interests

The Home Box Office division of TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 78 million homes at December 31, 2001.

TWE also holds a 50% interest in Court TV, which was available in approximately 70 million homes at December 31, 2001. Court TV is an advertiser-supported basic cable television service whose programming includes broadcasts of courtroom trials during the day and compelling stories and television series of the criminal justice system in the evening.

Through wholly owned subsidiaries, TBS owns the Atlanta Braves of Major League Baseball, the Atlanta Hawks of the National Basketball Association, and the Atlanta Thrashers of the National Hockey League. Each sports team is subject to the team rules and regulations of the league to which it belongs. The teams derive income from gate receipts, advertising and related sales, suite sales, concessions, local sponsorships and local media, and share pro rata in proceeds from national media contracts and licensing activities of the relevant league, as well as expansion fees.

Competition

Each of the Networks competes with other television programming services for marketing and distribution by cable and other television systems. All of the Networks compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The Turner Networks, The WB and TBS’s Internet sites compete for advertising with numerous direct competitors and other media.

The Cable Networks’ production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

MUSIC

The Company’s worldwide recorded music and music publishing businesses are conducted under the umbrella name, Warner Music Group (“WMG”).

Recorded Music

In the United States, the Company’s recorded music business is principally conducted through WMG’s Warner Bros. Records Inc., Atlantic Recording Corporation and Elektra Entertainment Group Inc. and their affiliated labels, as well as through the WEA Inc. companies. WMG’s recorded music activities are also conducted through its Warner Music International division in over 70 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees.

The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), CD-ROMs and DVDs for WMG’s record labels, Warner Home Video and outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG’s recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and distributes WMG’s recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance (“ADA”), an independent distribution company specializing in alternative rock, metal, hip hop and dance music with a focus on new artists.

Domestic

WMG’s major record labels in the United States—Warner Bros., Atlantic and Elektra—each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, rap, reggae, Latin, folk, blues, gospel and Christian music. In January 2002, WMG acquired Word Entertainment, a major Christian music company, which will significantly expand the division’s presence in that genre. Among the artists that resulted in significant U.S. sales for WMG during 2001 were: Staind, Enya, Faith Hill, matchbox twenty, Linkin Park, Uncle Kracker, Trick Daddy, P.O.D., Missy Elliott and Disturbed.

WMG is a vertically integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist’s music is produced and provided to WMG’s manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs. WEA Manufacturing is also the largest manufacturer of DVDs in the world. Ivy Hill prints material that is included with CDs, DVDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG’s distribution arms, market and sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Product is also increasingly being sold directly to consumers through Internet retailers such as amazon.com.

In addition to newly released records, each of WMG’s labels markets and sells albums from its extensive catalogs of prior releases, in which the labels generally continue to own the copyright in perpetuity. WMG’s Warner Strategic Marketing division (which includes Warner Special Products, Warner Music Group Soundtracks and Rhino Entertainment Company) specializes in licensing catalog tracks to third parties for various uses and in creating compilations and reissues of previously released music for retail and television marketing.

WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by joint ventures such as Maverick Records and Strictly Rhythm. Through a 50/50 joint venture, WMG and Sony Music Entertainment Inc. operate The Columbia House Company, a direct marketer of CDs, DVDs, and audio and videocassettes in North America. WMG has been exploring strategic alternatives to reduce its stake in this joint venture.

WMG has actively pursued new media opportunities in the physical and digital arenas. In April 2001, Bertelsmann and EMI joined WMG and RealNetworks as shareholders in MusicNet, a new online subscription music distribution platform that is intended to function as a wholesaler to be implemented by online services that interface with individual consumers. WMG has also entered into subscription services agreements with Echo Networks, OD2 and Listen.com and has licensed the right to stream its recordings to webcasters such as Launch and digital “locker” services such as MP3.com. In 2001, WMG’s record labels’ online sites continued to collectively experience the second-largest traffic volume among all the major music companies. WMG has also been a driving force in establishing the DVD Audio format, launched in fall 2000, which improves on the CD by providing higher fidelity and six-channel surround sound.

During 2001, WMG and AOL collaborated on a number of successful artist promotions, including promotions for new Maverick Records artist, Michelle Branch, and established Atlantic Records artist, Jewel, which generated significant interest in their new album releases.

International

The Warner Music International (“WMI”) division of WMG operates through various subsidiaries and affiliates and their non-affiliated licensees in over 70 countries around the world. WMI engages in the same activities as WMG’s domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. Significant album sales for WMI in 2001 were generated by the following artists: Enya, Linkin Park, Luis Miguel, R.E.M., Madonna, The Corrs, Mariya Takeuchi, Tracy Chapman, Alejandro Sanz and Green Day.

In most cases, WMI also markets and distributes the records of those artists for whom WMG’s domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. WMI operates a plant in Germany that manufactures CDs and DVDs for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that manufactures CDs.

Music Publishing

WMG’s music publishing division, Warner/Chappell, owns or controls the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Its catalog includes works from a diverse range of artists and composers including Madonna, Staind, Jewel, Dido, Moby, Radiohead, George and Ira Gershwin and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

Warner/Chappell also owns Warner Bros. Publications, one of the world’s largest publishers of printed music, which includes CPP/Belwin. Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin and containing works from the Zomba and Universal music publishing catalogs.

The principal source of revenues to Warner/Chappell is license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, DVDs, music videos and in television commercials; and sales of published sheet music and song books.

Competition

The revenues of a company in the recording industry depend upon public acceptance of the company’s recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. The competition among record companies for such talent is intense, as is the competition among companies to sell the recordings created by these artists. The recorded music business continues to be adversely affected by the bankruptcies of record wholesalers and retailers, counterfeiting of CDs, piracy and parallel imports and also by Web sites and technologies that allow consumers to download quality sound reproductions from the Internet without authorization from the Company. In response, the recorded music industry has engaged in a coordinated effort to develop secure technologies for digital music delivery. Competition in the music publishing business is also intense. Although WMG’s music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed. In addition, the vast majority of WMG’s music publishing revenues are subject to rate regulation either by government entities or by collecting societies throughout the world.

PUBLISHING

The Company’s Publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. Time Inc. is one of the world’s leading magazine and book publishers and is among the largest direct marketers.

Magazines

General

As of March 1, 2002, Time Inc. published 139 magazines, including Time, People, Sports Illustrated, Southern Living, In Style, Fortune, Money and Entertainment Weekly. These magazines generally appeal to the broad consumer market.

New business activity during 2001 included the acquisition of IPC Group Limited, the U.K.’s leading consumer magazine publisher with 79 magazines and numerous special issues and guides, largely focused in the women’s, TV, home and garden, leisure and men’s lifestyle categories. Its titles include What’s on TV, TV Times, Woman, Marie Claire, Homes and Gardens and Horse & Hound. The Company expects to pursue synergies between these brands and products of the Company’s other divisions, including AOL Europe. Other recent Time Inc. acquisitions include: a majority interest in Synapse Group, Inc., a leading magazine subscription agent; Business 2.0, into which Time Inc.’s eCompany Now was merged; and the This Old House television program production rights, program library, Website and trademark (Time Inc. formerly published This Old House magazine under license from public television station WGBH). During 2000, Time Inc. acquired Times Mirror Magazines, which has since been renamed Time4 Media, publisher of 22 popular participatory sport and outdoor publications such as Golf, Ski, Skiing, Field and Stream and Yachting, and also Popular Science.

Time Inc. also continues to expand its core magazine businesses through the development of product extensions. These are generally managed by the individual magazines and involve new magazines, specialized editions aimed at particular audiences, and publication of editorial content through different media, such as the Internet, books and television.

Description of Magazines

Generally, each magazine published by Time Inc. has an editorial staff under the general supervision of a managing editor and a business staff under the management of a president or publisher. Magazine production and distribution activities are generally centralized. Fulfillment activities for Time Inc.’s magazines are generally administered from a centralized facility in Tampa, Florida.

Time Inc.’s major magazines and their areas of editorial focus are summarized below:

Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international, across a spectrum of topics. Time also has five weekly English-language editions that circulate outside the United States. Time for Kids is a current events newsmagazine for children, ages 5 to 12.

People is a weekly magazine that reports on celebrities and other notable personalities. People has expanded its franchise in recent years to include People en Español, a Spanish-language edition aimed primarily at Hispanic readers in the United States, and Teen People, aimed at teenage readers. Who Weekly is an Australian version of People.

Sports Illustrated is a weekly magazine that covers a variety of sports. Magazine extensions include Sports Illustrated for Women covering women’s sports and Sports Illustrated for Kids, which is intended primarily for pre-teenagers.

In Style is a monthly magazine that focuses on celebrity, lifestyle, beauty and fashion. In recent years, In Style has expanded internationally by launching in Australia and the U.K.; it is also published in Germany under a licensing agreement.

Entertainment Weekly is a weekly magazine that includes reviews and reports on television, movies, video, music, books and the internet.

Fortune is a bi-weekly magazine that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Money is a monthly magazine that reports primarily on personal finance. Other business and financial magazines include FSB:Fortune Small Business, which covers small business; Business 2.0, a business magazine for the internet generation; and Mutual Funds, a personal finance magazine covering investing and financial planning.

Through Southern Progress Corporation and other subsidiaries, Time Inc. publishes several regional magazines including Southern Living, Sunset, and several specialty publishing titles, including Cooking Light, Health and Parenting.

Time Inc. also has management responsibility for most of the American Express Publishing Corporation’s operations, including its core lifestyle magazines Travel & Leisure, Food & Wine and Departures. Time Inc. has a 49% equity stake in the publisher of Essence, the premiere magazine for African-American women.

Advertising

Advertising carried in Time Inc. magazines is predominantly consumer advertising, including domestic and foreign automobile manufacturers, toiletries and cosmetics, computers and technology, food, media and entertainment, financial, retail and department stores and pharmaceuticals. In 2001, Time Inc. magazines accounted for approximately 24% of the total U.S. advertising revenue in consumer magazines, as measured by the Publishers Information Bureau (PIB). People, Sports Illustrated, Time and Fortune were ranked 1, 2, 3 and 8, respectively, by PIB, and Time Inc. had 8 of the 30 leading magazines in terms of advertising dollars.

Circulation

Circulation drives the advertising rate base, which is the guaranteed minimum paid circulation level on which advertising rates are determined. Time Inc.’s magazines are primarily sold by subscription and delivered to subscribers through the mail, other than IPC titles which are primarily sold at newsstand. Subscriptions are sold through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies and insert cards in Time Inc. magazines and other publications. During 2001, Time Inc. continued a successful cross-promotional campaign on AOL services offering subscriptions to various Time Inc. magazines. In return, among other things, Time Inc. enclosed AOL registration disks in certain of its magazines sent to subscribers and distributed AOL disks at retail outlets.

Single copies of magazines are sold through retail news dealers and other outlets such as newsstands, supermarkets, and convenience and drug stores, which are supplied by wholesalers or directly through a Time Inc. subsidiary. Time Distribution Services Inc. is responsible for the national distribution and marketing of single copies of Time Inc. magazines and certain other publications. Warner Publisher Services Inc. is a major distributor of magazines and paperback books sold through wholesalers in the United States and Canada.

Paper and Printing

Lightweight-coated paper constitutes a significant component of physical costs in the production of magazines. During 2001, Time Inc. purchased over half a million tons of paper principally from four independent manufacturers. Time Inc. has been able to obtain an adequate supply of paper to fulfill its needs in the past, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry.

Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in approximately 20 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

Direct Marketing

Through subsidiaries, Time Inc. conducts worldwide direct marketing businesses. Time Life Inc. is among the nation’s largest direct marketers of entertainment products such as music and videos. Its products are sold, both as single products and products in sets, by direct response, including television, the internet, telephone and mail order, through retail channels and catalogs, and in some markets by independent distributors. Music and video rights are acquired through outside sources and compiled internally into finished products. Time Life’s domestic direct response fulfillment activities are conducted from a centralized facility in Richmond, Virginia.

In 2000, Book-of-the-Month Club, Inc. (“BOMC”) formed a 50-50 joint venture with Bertelsmann AG’s Doubleday book clubs business to operate the U.S. book clubs of BOMC and Doubleday jointly. The joint venture, named Bookspan, acquires the rights to manufacture and sell books to consumers through clubs. Multimedia, audio and video products and other merchandise are also offered through the clubs. Bookspan operates its own fulfillment and warehousing operations from two locations in Pennsylvania.

Books

Time Inc.’s trade book publishing operations are conducted primarily by the AOL Time Warner Book Group Inc. (formerly Time Warner Trade Publishing Inc.) through its three major publishing houses, Warner Books, Little, Brown and Company, and Time Warner Books UK. In 2001, the AOL Time Warner Book Group placed 39 books on The New York Times best-seller lists, including Jack Welch’s JACK: Straight from the Gut and Tiger Woods’ How I Play Golf.

The AOL Time Warner Book Group handles book distribution for Little, Brown and Warner Books, as well as other publishers, through its state-of-the-art distribution center in Indiana. The marketing of trade books is primarily to retail stores, online outlets and wholesalers throughout the United States, Canada and the U.K. Through their combined United States and U.K. operations, the AOL Time Warner Book Group companies have the ability to acquire English-language publishing rights for the distribution of hard and soft-cover books throughout the world.

Oxmoor House, Inc., Leisure Arts, Inc. and Sunset Books publish and distribute a variety of how-to books for the cooking, home repair, gardening, craft, needlework, decorating and travel markets.

Postal Rates

Postal costs represent a significant operating expense for the Company’s magazine and direct marketing activities. Publishing operations strive to minimize postal expense through the use of certain cost-saving measures, including the utilization of contract carriers to transport books, magazines and other products to central postal centers. It has been the Company’s practice in selling books, magazines and other products by mail to include a charge for postage and handling, which is adjusted from time to time to partially offset any increased postage or handling costs.

Competition

Time Inc.’s magazine operations compete for audience and advertising with numerous other publishers and retailers, as well as other media. These businesses compete for advertising directed at the general public and also advertising directed at more focused demographic groups.

Time Inc.’s circulation efforts, as well as those of most other magazine publishers, have been adversely affected by developments in two principal distribution channels. The effectiveness of sweepstakes-based subscription efforts has declined significantly and recent consolidation among independent magazine wholesalers has resulted in decreased efficiencies for Time Inc. in retail magazine distribution. Time Inc.’s direct marketing operations compete with other direct marketers through all media for the consumer’s attention. In addition to the traditional media sources for product sales, the Internet is becoming a strong vehicle in the direct marketing business.

REGULATION AND LEGISLATION

The Company’s cable television system, cable and broadcast television network and original programming businesses are subject, in part, to regulation by the Federal Communications Commission (“FCC”), and the cable television system business is also subject to regulation by some state governments and substantially all local governments where the Company has cable systems. In addition, in connection with regulatory clearance of the AOL-Time Warner merger, the Company’s cable system and Internet businesses are subject to compliance with the terms of the Consent Decree (the “Consent Decree”) issued by the Federal Trade Commission (“FTC”), the Order to Hold Separate issued by the FTC, the Memorandum Opinion and Order (“Order”) issued by the FCC, and the Decision issued by the European Commission and the undertakings thereunder. The Company is also subject to an FTC consent decree (the “Turner Consent Decree”) as a result of the FTC’s approval of Time Warner’s acquisition of Turner Broadcasting System, Inc. in 1996. The terms of the Order to Hold Separate entered by the FTC in connection with the AOL-Time Warner merger (which terms were described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) have been satisfied.

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

FTC Consent Decree

On December 14, 2000, the FTC issued a Consent Decree that imposes certain requirements over a five-year period that Time Warner Cable must follow in providing its subscribers with a choice of multiple Internet Service Providers (“ISPs”) as part of its cable modem service.

The Consent Decree provides that, in each of Time Warner Cable’s 20 largest divisions, Time Warner Cable cannot make available an “affiliated broadband ISP” (e.g., AOL), other than Road Runner, until Earthlink (an unaffiliated ISP) is made available by Time Warner Cable in that division. Once an affiliated ISP is made available in one of these Time Warner Cable divisions, that division must enter into two additional agreements with unaffiliated ISPs within 90 days. These agreements must be approved by the FTC. In each of Time Warner Cable’s 20 largest divisions, Earthlink and AOL have been made available consistent with the terms of the Consent Decree. In addition, the requisite additional agreements have been entered into with two unaffiliated ISPs and each of those agreements has been approved by the FTC.

In the remaining Time Warner Cable divisions, once an affiliated broadband ISP is offered, Time Warner Cable must enter into three FTC-approved agreements within 90 days with unaffiliated broadband ISPs to serve those divisions. Time Warner Cable has now received FTC approval for agreements with three unaffiliated broadband ISPs that would serve those Time Warner Cable divisions.

The Consent Decree prohibits Time Warner Cable from discriminating against unaffiliated ISPs on the basis of affiliation; however, Time Warner Cable may decline to negotiate with ISPs based on cable broadband capacity constraints, cable broadband technical considerations or other cable broadband business considerations. The Consent Decree prohibits Time Warner Cable from interfering, on the basis of affiliation, with any content passed along bandwidth used by a non-affiliated ISP pursuant to its ISP agreement with Time Warner Cable, or from discriminating in the transmission of content that Time Warner Cable has contracted to deliver to its subscribers. Furthermore, the Consent Decree prohibits Time Warner Cable from interfering with any interactive television signals, triggers or content that Time Warner Cable has agreed to carry.

The Consent Decree requires America Online to continue to offer and promote digital subscriber line service in areas served by Time Warner Cable on terms similar to the terms offered in areas not served by Time Warner Cable. America Online is prohibited from entering into agreements with cable MSOs that restrict the ability of that MSO to enter into agreements with other ISPs or interactive television providers.

FCC Memorandum Opinion and Order

On January 11, 2001, the FCC issued an Order imposing certain requirements over a five-year period regarding Time Warner Cable’s provision of multiple ISPs. Specifically, the Order requires Time Warner Cable to provide ISP customers with a list of available ISPs upon request, to allow ISPs to determine the content on their first screen, and to allow ISPs to have direct billing arrangements with the subscribers they obtain. The Order prohibits Time Warner Cable from requiring customers to go through an affiliated ISP to reach an unaffiliated ISP, from requiring ISPs to include particular content, and from discriminating on the basis of affiliation with regard to technical system performance.

The FCC’s Order also imposes conditions regarding possible future enhancements to America Online’s instant messaging service. The Order prohibits America Online from offering “advanced” instant messaging services (which are defined as streaming video applications that are not upgrades to America Online’s current instant messaging products) that utilize a names and presence database (“NPD”) over Time Warner Cable broadband facilities unless America Online satisfies one of three conditions: (i) America Online implements an industry-wide standard for server-to-server interoperability; (ii) America Online contracts with at least one unaffiliated provider of NPD based instant messaging services before offering “advanced” instant messaging and, within 180 days thereafter, enters into two additional such contracts; or (iii) America Online demonstrates that these conditions no longer serve the public interest due to materially changed circumstances. The Company must also report to the FCC, every 180 days, its progress toward Instant Messaging interoperability. Conditions relating to AOL’s instant messaging expire January 22, 2006.

In addition, the FCC’s Order prohibits the Company from entering into any agreement with AT&T that gives any ISP affiliated with the Company exclusive carriage rights on any AT&T cable system for broadband ISP services or that affects AT&T’s ability to offer rates or other carriage terms to ISPs that are not affiliated with the Company. The Order also requires the Company to notify the FCC of any increase in ownership interest in General Motors and/or Hughes Electronics within 30 days of such increase.

European Commission Decision/Undertakings

On October 11, 2000, the European Commission issued a Decision pursuant to which the Company entered into a series of agreements known as “undertakings.” These undertakings include a mechanism that was already in place pursuant to which Bertelsmann AG will progressively exit from AOL Europe, SA and AOL Compuserve France SAS. On January 31, 2002, America Online purchased 80% of Bertelsmann’s interests and will purchase the remaining interests in July 2002. Until such exit is complete, Bertelsmann cannot exercise operational control over AOL Europe or AOL Compuserve France, and its relationship with America Online must be nonexclusive as to its provision and formatting of online music and as to its promotion of America Online’s ISP services.

Turner FTC Consent Decree

The Company is also subject to the terms of a consent decree (the “Turner Consent Decree”) entered in connection with the FTC’s approval of the acquisition of Turner Broadcasting System, Inc. (“TBS”) by Time Warner in 1996. Certain requirements imposed by the Turner Consent Decree, such as carriage commitments for Time Warner Cable for the rollout of at least one independent national news video programming service, have been fully satisfied by the Company. Various other conditions remain in effect, including certain restrictions which prohibit the Company from offering programming upon terms that (1) condition the making available of, or the carriage terms for, the HBO service upon whether a multichannel video programming distributor carries a video programming service affiliated with TBS; and (2) condition the making available of, or the carriage terms for, CNN, TBS Superstation and TNT upon whether a multichannel video programming distributor carries any video programming service affiliated with TWE. The Turner Consent Decree also imposes certain restrictions on the terms by which a Turner video programming service may be offered to an unaffiliated programming distributor that competes in areas served by Time Warner Cable.

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

The Turner Consent Decree also requires that any AOL Time Warner stock held by Liberty Media Corporation (“Liberty Media”), its former corporate parent, Tele-Communications, Inc. (“TCI”), which was merged with AT&T in 1999, as well as by the late Bob Magness and John C. Malone as individuals, be non-voting except that such securities are entitled to a vote of one-one hundredth (1/100) of a vote per share owned when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of these non-voting securities. Upon the sale of these non-voting securities to any independent third party, the securities may be converted into voting stock of AOL Time Warner. The Turner Consent Decree also prohibits Liberty Media, TCI (now AT&T), the late Bob Magness and John C. Malone as individuals, from holding ownership interests, collectively, of more than 9.2% of the fully diluted equity of AOL Time Warner. On March 19, 2002, Liberty Media filed a motion with the FTC to reopen the Turner Consent Decree and to modify it to eliminate the stock ownership and voting restrictions with respect to Liberty Media. The Turner Consent Decree otherwise will expire in February 2007.

Cable System Regulation

Federal Laws.    The Communications Act of 1934, as amended (the “Act”) regulates the business of operating cable television systems, including, with respect to: (i) cable systems rates for basic service, equipment and installation (cable rates for nonbasic service tiers have not been regulated since March 31, 1999); (ii) access to cable channels for public, educational and governmental programming and for leased access; (iii) horizontal and vertical ownership of cable systems; (iv) consumer protection and customer service requirements; (v)

franchise renewals; (vi) television broadcast signal carriage requirements and retransmission consent; (vii) technical standards; (viii) certain restrictions regarding ownership of cable television systems and (ix) privacy of customer information.

Rate Regulation.    The FCC’s rate regulations assess the reasonableness of existing basic service rates, although cable operators can, in some cases, justify rates above the applicable benchmarks. The regulations also address future basic service rate increases. Local franchising authorities are generally empowered to order a reduction of existing rates that exceed the maximum permitted level for basic service and associated equipment, and refunds can be required. If a cable operator can establish that it is subject to “effective competition” from other multi-channel video providers (e.g., DBS) in a community, rate regulation ceases.

Signal Carriage and Retransmission Consent.    The Act allows commercial television broadcast stations that are “local” to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for consent to carry the station. Broadcast stations may seek monetary or non-monetary compensation in return for granting retransmission consent. Local non-commercial television stations are also generally given mandatory carriage rights. In addition, cable systems must obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained retransmission consent agreements for the current three year election cycle, which ends December 31, 2002, with the majority of broadcasters, but certain broadcasters have only agreed to short-term arrangements to permit continued negotiations. If Time Warner Cable and a particular broadcaster cannot agree on retransmission consent terms, the broadcaster could require Time Warner Cable to cease carriage of the broadcaster’s signal, possibly for an indefinite period.

Ownership.    Local exchange telephone companies (“LECs”) generally may not acquire more than a 10% equity interest in an existing cable system operating within the LEC’s service area, although they may operate cable television systems in those areas. LECs and others also may operate “open video systems” (“OVS”) which are not subject to the full array of regulatory obligations imposed on traditional cable systems, although OVS operators can be required to obtain a franchise by a local governmental body and/or to make payments in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in areas where the Company operates cable systems, including New York City, Milwaukee, Kansas City and a number of cities in Texas. FCC rules also restricted cable/television station cross-ownership in a given location. In February 2002, in a case in which TWE was the petitioning party, the Court of Appeals for the District of Columbia vacated this restriction. Under the Act, cable operators are also generally prohibited from having common ownership, control or interest in MMDS facilities or SMATV systems with overlapping service areas, except in limited circumstances. There is also an ongoing rulemaking before the FCC to determine whether cable operators should be restricted from owning or operating a competing direct broadcast satellite service (“DBS”).

Horizontal and Vertical Ownership Limits.    Pursuant to the Act, the FCC had adopted limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC’s rule imposes a limit of 30% of all cable, DBS and other multi-channel video provider subscribers nationwide. Pursuant to the Act, the FCC also adopted rules that, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. Both the subscriber limit and the restrictions on channel occupancy rules have been invalidated by the Court of Appeals for the District of Columbia and remanded to the FCC for further consideration.

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

State and Local Regulation.    Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive (and municipalities are entitled to operate competing systems), granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the Act to a maximum of 5% of the system’s gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

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

Network Regulation

Under the Act and its implementing regulations, vertically integrated cable programmers like the Turner Networks and the Home Box Office Services, are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Certain other federal laws also contain provisions relating to violent and sexually explicit programming, including relating to the voluntary promulgation of ratings by the industry and requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called “V-chip”).

DESCRIPTION OF AGREEMENT WITH LIBERTY MEDIA CORPORATION

The following description summarizes certain provisions of the Company’s agreement with Liberty Media and certain of its subsidiaries (collectively, “LMC”) that was entered into in connection with the merger of Turner Broadcasting System, Inc. in 1996 (the “TBS Transaction”) and the Turner Consent Decree. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Second Amended and Restated LMC Agreement dated as of September 22, 1995 among the Company, Time Warner Companies, Inc. and LMC (the “LMC Agreement”).

Ownership of AOL Time Warner Common Stock

Pursuant to the LMC Agreement, immediately following consummation of the TBS Transaction, LMC exchanged the 50.6 million shares of Time Warner common stock, par value $.01 per share (“Time Warner Common Stock”), received by LMC in the TBS Transaction on a one-for-one basis for 50.6 million shares of Series LMCN-V Common Stock. In June 1997, LMC and its affiliates received 6.4 million additional shares of Series LMCN-V Common Stock pursuant to the provisions of an option agreement between Time Warner and LMC and its affiliates. In May 1999, the terms of the Series LMCN-V Common Stock were amended which effectively resulted in a two-for-one stock split. At the time of the AOL-Time Warner merger, each share of Series LMCN-V Common Stock was exchanged for one and one half shares of a substantially identical Series LMCN-V Common Stock of AOL Time Warner. Each share of Series LMCN-V Common Stock receives the same dividends and otherwise has the same rights as a share of AOL Time Warner Common Stock except that (a) holders of Series LMCN-V Common Stock are entitled to 1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders, and (b) unlike shares of AOL Time Warner Common Stock, shares of Series LMCN-V Common Stock are not subject to redemption by the Company if necessary to prevent the loss by the Company of any governmental license or franchise. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange.

LMC exchanged its shares of Time Warner Common Stock for Series LMCN-V Common Stock in order to comply with the Turner Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of the Company other than securities that have limited voting rights. See “Regulation and Legislation—Turner FTC Consent Decree” at page 26 above. On March 19, 2002, Liberty Media filed a motion with the FTC to reopen the Turner Consent Decree and to modify the decree to eliminate the stock ownership and voting restrictions with respect to Liberty Media. Each share of Series LMCN-V Common Stock is convertible into one share of AOL Time Warner Common Stock at any time when such conversion would no longer violate the Turner Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party.

Other Agreements

Under the LMC Agreement, if the Company takes certain actions that have the effect of (a) making the continued ownership by LMC of the Company’s equity securities illegal under any federal or state law, (b) imposing damages or penalties on LMC under any federal or state law as a result of such continued ownership, (c) requiring LMC to divest any such Company equity securities, or (d) requiring LMC to discontinue or divest any business or assets or lose or significantly modify any license under any communications law (each a “Prohibited Effect”), then the Company will be required to compensate LMC for income taxes incurred by it in disposing of all the Company’s equity securities received by LMC in connection with the TBS Transaction and related agreements (whether or not the disposition of all such equity securities is necessary to avoid such Prohibited Effect).

The agreements described in the preceding paragraph may have the effect of requiring the Company to pay amounts to LMC in order to engage in (or requiring the Company to refrain from engaging in) activities that LMC would be prohibited under the federal communications laws from engaging in. Based on the current businesses of the Company and LMC and based upon the Company’s understanding of applicable law, the Company does not expect these requirements to have a material effect on its business.

DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT

The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement.

Management and Operations of TWE

Partners.    The limited partnership interests in TWE are held by the Class A Partners consisting of a subsidiary of AT&T, MediaOne TWE Holdings, Inc. (“MediaOne”), and wholly owned subsidiaries of the Company and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of the Company (the “AOLTW General Partners”).

Board of Representatives.    The business and affairs of TWE are managed under the direction of a board of representatives (the “Board of Representatives” or the “Board”) that is comprised of representatives appointed by subsidiaries of AOL Time Warner (the “AOLTW Representatives”) and representatives appointed by AT&T (the “AT&T Representatives”).

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

Day-to-Day Operations.    TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE’s principal divisions is managed on a day-to-day basis by the officers of such division.

Certain Covenants

Covenant Not to Compete.    AT&T ceased to be bound by the covenant not to compete as of August 2000. Generally, AOL Time Warner and its controlled affiliates are prohibited from competing or owning an interest in the principal lines of business of TWE—cable television systems, pay cable programming networks and filmed entertainment, subject to certain exceptions (which include TBS and its businesses). The covenant not to compete also does not prohibit any party from (i) engaging in the cable business outside of the United States, (ii) owning certain non-controlling interests in cable, programming or filmed entertainment businesses, (iii) engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE’s right of first refusal with respect to such cable business, or (iv) engaging in the telephone or information services business.

Transactions with Affiliates.    Subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm’s-length basis.

Registration Rights

Within 60 days after June 30, 1999, and within 60 days after the last day of each 18 month period after June 30, 1999, the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity capital of TWE (the “Eligible Class A Partners”) have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm (appointed jointly by an investment banking firm chosen by TWE and an investment banking firm chosen by the Class A Partners requesting registration) so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause the investment banker to determine the price at which the interests to be registered could be sold in a public offering (the “Appraised Value”). Upon determination of the Appraised Value, TWE may elect whether or not to register such interests. If TWE elects not to register such interests, the Class A Partners requesting registration have the right to put the interests to be registered to TWE at their Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE has a second option to withdraw the registration and purchase such interests at the proposed public offering price, subject to certain adjustments. Upon exercise of either TWE’s purchase option or the Class A Partners’ put option, TWE may also elect to purchase the entire partnership interest of the Class A Partners requesting registration at a price based on that determined by the investment bank referred to above, subject to certain adjustments.

In February 2001, AT&T delivered to TWE its request that TWE reconstitute itself as a corporation and register AT&T’s entire partnership interest for public sale. The parties are in discussions regarding the registration rights process. The Company cannot at this time predict the outcome, if any, of the foregoing.

In addition to the foregoing, the Eligible Class A Partners will have the right to exercise an additional demand registration right beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers and effects the sale of securities pursuant to a previously exercised demand registration right.

At the request of any AOLTW General Partner, TWE will effect a public offering of the partnership interests of the AOLTW General Partners or reconstitute TWE as a corporation and register the shares held by the AOLTW General Partners. In any such case, the Class A Partners will have standard “piggy-back” registration rights.

Upon any reconstitution of TWE into a corporation, each partner will acquire preferred and common equity in the corporation corresponding in both relative value, rate of return and priority to the partnership interests it held prior to such reconstitution, subject to certain adjustments relating to conversion of their partnership interests into capital stock.

AT&T Option

In addition to its existing partnership interest, AT&T has an option to increase its Series A Capital and residual equity capital by up to 6.33% on a fully-diluted basis, depending on the performance of the Time Warner Cable division and subject to certain adjustments. The option expires in 2005. The exercise price of the option varies depending on the date of exercise and, assuming the full amount of the option is vested, ranges from approximately $1.4 billion currently to $1.8 billion in 2005. The exercise price may be paid in cash but, if either AT&T or TWE so elect, the option will be exercised on a cashless basis with AT&T paying the exercise price by applying a portion of the interests it would otherwise receive upon a cash exercise. The actual increase to AT&T’s Series A Capital and residual equity capital as a result of the cashless exercise of the option will be calculated using valuations of the TWE capital accounts by an investment banking firm.

In April 2001, AT&T delivered its request pursuant to the option agreement to initiate the process for the valuation determinations by an investment banking firm, which are relevant in connection with a cashless exercise of the option, as described above. In February 2002, AT&T and TWE jointly engaged an investment banking firm to make the valuation determinations. If AT&T exercises its option in 2002, it would increase its interest in the Series A Capital and residual equity capital of TWE by a maximum of approximately 3.7% on a fully-diluted basis, assuming the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would increase would be significantly less.

Certain Put Rights of the Class A Partners

Change in Control Put.    Upon the occurrence of a change in control of AOL Time Warner, at the request of AT&T, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of AT&T at fair market value (without any minority discount) as determined by investment bankers. A “change in control” of AOL Time Warner shall be deemed to have occurred:

(x)  whenever, in any three-year period, a majority of the members of the Board of Directors of the Company elected during such three-year period shall have been so elected against the recommendation of the management of the Company or the Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors of the Company in office immediately prior to such election; provided, however, that for purposes of this clause (x) a member of such Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors if his or her initial election occurs as a result of either an actual o r threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than such Board of Directors; or

(y)  whenever any person shall acquire (whether by merger, consolidation, sale, assignment, lease, transfer or otherwise, in one transaction or any related series of transactions), or otherwise beneficially owns voting securities of the Company that represent in excess of 50% of the voting power of all outstanding voting securities of the Company generally entitled to vote for the election of directors, if such person acquires or publicly announces its intention to initially acquire ten percent or more of such voting securities in a transaction that has not been approved by the management of the Company within 30 days after the date of such acquisition or public announcement.

The consummation of the AOL-Time Warner merger did not constitute a “change in control” of Time Warner under the foregoing provisions.

Assignment of Put Rights, etc.    TWE, with the consent of such assignee, may assign to the Company, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control put right by AT&T and the right to receive the partnership interests in payment therefor.

With respect to the put right of AT&T, TWE may pay the applicable put price in cash or Marketable Securities (defined as any debt or equity securities that are listed on a national securities exchange or quoted on NASDAQ) issued by TWE (or if TWE assigns its obligation to pay the put price to the Company, by the Company). The amount of any Marketable Securities comprising the applicable put price shall be determined based on the market price of such securities during the seven months following the closing of such put transaction.

Restrictions on Transfer

AOLTW General Partners.    Any AOLTW General Partner is permitted to dispose of any partnership interest (and any AOLTW General Partner and any parent of any AOLTW General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) the Company would not own, directly or indirectly, less than (a) 43.75% of the residual equity capital of TWE, if such disposition occurs prior to the date on which the Class A Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity capital of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by the Company, and (iii) a subsidiary of the Company would be a managing general partner of TWE. In addition, the Company may merge or consolidate with any other entity or dispose of its entire partnership interest to a transferee of all or substantially all of the Company’s assets.

The Company may also sell its entire partnership interest subject to the Class A Partners’ rights of first refusal and “tag-along” rights pursuant to which the Company must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

AT&T Limited Partner.    MediaOne is permitted to dispose of its entire partnership interest (and MediaOne and any parent of MediaOne may issue or sell equity) subject to a right of first refusal in favor of the AOLTW partners. In addition, AT&T may merge or consolidate with any other entity or dispose of its entire partnership interest to a transferee of all or substantially all of AT&T’s assets.

DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE-A/N PARTNERSHIP AGREEMENT

The following description summarizes certain provisions of the TWE-A/N Partnership Agreement relating to the ongoing operations of TWE-A/N. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/N Partnership Agreement.

Management and Operations of TWE-A/N

Partners.    The general partnership interests in TWE-A/N are held by TWE, TWI Cable, a wholly owned subsidiary of the Company (collectively with TWE, the “AOLTW Partners”), and Advance/Newhouse Partnership, a wholly owned subsidiary of Advance Publications Inc. and Newhouse Broadcasting Corporation (“A/N”). The AOLTW Partners also hold preferred partnership interests.

Executive Committee.    The business and affairs of TWE-A/N are managed under the direction of an executive committee (the “Executive Committee”) that is comprised of representatives appointed by the AOLTW Partners (the “AOLTW Representatives”) and A/N (the “A/N Representatives”). The AOLTW Representatives control all Executive Committee decisions, except for certain matters that also require the approval of the A/N Representatives. These matters include, among other things: (i) any merger, consolidation or disposition of all or substantially all of TWE-A/N’s assets; (ii) any liquidation or dissolution of TWE-A/N; (iii) certain incurrences of debt; and (iv) certain acquisitions or dispositions of assets.

TWE also serves as the managing partner and may take any action without the approval or consent of the Executive Committee if such action may be authorized by the AOLTW Representatives without the approval of the A/N Representatives.

Day-to-Day Operations.    TWE-A/N is managed on a day-to-day basis by TWE, as managing partner.

Allocation of Investment Opportunities

TWE, A/N and their respective affiliates grant the first right to pursue certain cable and related investment opportunities to TWE-A/N and/or TWE depending on the location of such opportunities. In certain circumstances, TWE-A/N must make such investment unless the acquisition cannot be made on financially reasonable terms. TWE-A/N is generally required to participate on a pro rata basis in any programming investments by Time Warner Cable (or its controlled affiliates). In addition, TWE-A/N is entitled to participate in certain programming opportunities developed by TWE, A/N or their respective affiliates.

Restrictions on Transfer

AOLTW Partners.    Any AOLTW Partner is permitted to directly or indirectly dispose of its entire partnership interest at any time so long as the transferee is a wholly owned affiliate of TWE (in the case of TWE) or TWE, AOLTW or a wholly owned affiliate thereof (in the case of the other AOLTW Partner). The AOLTW Partners are also allowed to transfer their partnership interests pursuant to certain types of restructurings or liquidations of TWE, and TWE is allowed to issue additional partnership interests so long as the Company continues to own, directly or indirectly, at least (a) 43.75% of the residual equity capital of TWE, if such disposition occurs prior to the date on which TWE’s Class A Partners have received cash distributions of $500 million per $1 billion of investment, or (b) 35% of the residual equity capital of TWE if such disposition occurs after such date (the “AOLTW Minimum Interest”).

In addition, the Company and its subsidiaries are permitted to dispose of equity in subsidiaries that hold interests in TWE (and such subsidiaries are permitted to issue equity) so long as, immediately after giving effect thereto, the Company maintains control of TWE and continues to own, directly or indirectly, the AOLTW Minimum Interest.

A/N Partner.    A/N is permitted to directly or indirectly dispose of its entire partnership interest at any time so long as the transfer is to certain members of the Newhouse family or certain affiliates of A/N. A/N is also allowed to transfer its partnership interest pursuant to certain restructurings of A/N.

In addition, A/N’s partners and their respective direct and indirect shareholders and subsidiaries are permitted to issue or sell equity in A/N’s partners and their respective subsidiaries so long as, immediately after giving effect thereto, certain members of the Newhouse family continue to own at least a specified percentage of the voting and/or equity interests of A/N (or its successor).

A/N Right of First Offer

Prior to certain sales of cable television systems by TWE-A/N, TWE-A/N must notify A/N and give it the opportunity to purchase such systems on the same terms.

A/N Put Right

A/N has the right to require TWE to purchase all of its interests in TWE-A/N within a specified time period following the first, seventh, thirteenth and nineteenth anniversaries of the deaths of two specified members of the Newhouse family. The purchase price for such interests is established by a nationally recognized investment banking firm, with certain adjustments as described in the TWE-A/N Partnership Agreement. A/N’s put right terminates automatically upon a public offering of at least 33% of A/N’s common partnership units (or the stock of its corporate successor) and the listing of such partnership units (or stock) on a national securities exchange or Nasdaq.

Restructuring Rights of the Partners

At any time on or after March 31, 2002, TWE and A/N each have the right to cause TWE-A/N to be restructured. Unless the partners agree otherwise, the restructuring would involve the designation by TWE of the partnership’s assets and liabilities into three pools meeting certain criteria and having equal value. A/N would then be entitled to select one of the pools within a specified time period. Subject to certain adjustments and the satisfaction of certain conditions, TWE-A/N would then be required to distribute the assets and liabilities of the selected pool to A/N in complete redemption of A/N’s interests in TWE-A/N. The remaining two-thirds of the assets and liabilities would remain with the AOLTW Partners, which would continue to hold their interests in the partnership.

Although neither TWE nor A/N can deliver notice of its intent to cause a restructuring of TWE-A/N prior to March 31, 2002, the Company and A/N are engaged in discussions regarding the future structure of TWE-A/N. The discussions between the Company and A/N include discussions with respect to the future structure of the Road Runner joint venture. The Company cannot predict at this time the ultimate outcome of these discussions. See Note 4, “Cable-Related Transactions and Investments,” to the Company’s consolidated financial statements set forth at pages F-46 to F-48 herein.

TWE Right of First Offer

Subject to certain exceptions, A/N and its affiliates are obligated to grant TWE a right of first offer with respect to any sale of assets distributed to A/N in connection with a restructuring of TWE-A/N (as described above).

CURRENCY RATES AND REGULATIONS

AOL Time Warner’s foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. AOL Time Warner cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1, “Organization and Summary of Significant Accounting Policies— Foreign Currency Translation” and Note 16, “Derivative Instruments—Foreign Currency Risk Management” to the consolidated financial statements set forth at pages F-36 and F-69 through F-70, respectively, herein. For a discussion of revenues of international operations, see Note 17, “Segment Information” to the consolidated financial statements set forth on pages F-70 through F-73 herein.

EMPLOYEES

At December 31, 2001, the businesses of AOL Time Warner employed a total of approximately 89,300 persons, including approximately 35,300 persons employed by TWE.

Item 2.    Properties

Corporate, America Online, TBS, Publishing and Music

The following table sets forth certain information as of December 31, 2001 with respect to the Company’s principal properties (over 250,000 square feet in area) that are occupied for corporate offices or used primarily by America Online, TBS or the Company’s publishing and music divisions, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership Expiration Date of Lease
New York, NY 75 Rockefeller Plaza Rockefeller Center	Executive and administrative offices (Corporate and Music)	560,000	Leased by the Company. Lease expires in 2014. Approximately 86,300sq. ft. is sublet to outside tenants.

Dulles, VA 22000 AOL Way, Broderick Dr. Prentice Dr. Pacific Blvd.	Executive and administrative and business offices (AOL HQ Campus)	1,389,000	Owned and occupied by the Company.

Mt. View, CA Middlefield Rd. Ellis St. Whisman Rd.	Executive, administrative and business offices (AOL/Netscape Campus)	685,500	Leased by the Company. (Leases expire from 2002-2014) Approximately 26,800sq. ft. is sublet to outside tenants.

Columbus, OH Arlington Centre Blvd, Tuller Rd.	Executive, administrative and business offices (CompuServe Campus)	335,800	Owned and occupied by the Company.

Reston, VA Sunrise Valley Dr.	Reston Tech Center, executive and administrative offices (AOL)	278,000	Owned and occupied by the Company.

New York, NY Time & Life Bldg. Rockefeller Center	Business and editorial offices (Publishing)	1,522,400	Leased by the Company. Most leases expire in 2017. Approximately 39,800 sq. ft. is sublet to outside tenants.

Atlanta, GA One CNN Center	Executive and administrative offices, studios, retail and hotel (TBS)	1,570,000	Owned by the Company. Approximately 146,000sq. ft. is sublet to outside tenants.

Atlanta, GA 1050 Techwood Dr.	Offices and studios (TBS)	436,000	Owned and occupied by the Company.

Atlanta, GA 101 Marietta St., NW	Sales and administrative offices (TBS)	265,000	Leased by the Company. Lease expires in 2009.

Lebanon, IN 121 N. Enterprise Blvd.	Warehouse space (Publishing)	500,450	Leased by the Company. Lease expires in 2006.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership Expiration Date of Lease

Indianapolis, IN 4200 N. Industrial Street	Warehouse space (Publishing)	253,000	Leased by the Company. Lease expires in 2003, but automatically renews for a 6 year term unless cancelled.

Lebanon, IN Lebanon Business Park	Warehouse space (Publishing)	251,350	Leased by the Company. Lease expires in 2009.

Olyphant, PA East Lackawanna Ave.	Manufacturing, warehouses, distribution and office space (Music)	1,012,850	Owned and occupied by the Company.

Aurora, IL 948 Meridian Lake	Offices/warehouse (Music)	602,000	Owned and occupied by the Company.

Alsdorf, Germany Max-Planck Strasse 1-9	Manufacturing, distribution and office space (Music)	269,000	Owned and occupied by the Company.

Terre Haute, Indiana 4025 3rd Pkwy.	Manufacturing and office space (Music)	269,000	Leased by the Company. Lease expires in 2011.

Networks—HBO, Filmed Entertainment and Cable

The following table sets forth certain information as of December 31, 2001 with respect to principal properties (over 250,000 square feet in area) owned or leased by the Company’s Networks—HBO, Filmed Entertainment and Cable businesses, all of which the Company considers adequate for its present needs, and all of which were substantially used by TWE:

Location	Principal Use	Approximate Square Feet Floor Space/Acres	Type of Ownership Expiration Date of Lease
New York, NY 1100 and 1114 Ave. of the Americas	Business offices (HBO)	350,000 sq. ft. and 244,000 sq. ft.	Leased by TWE. Leases expire in 2018.

Burbank, CA The Warner Bros. Studio
Sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot and other Burbank properties (Filmed Entertainment)
		3,303,000 sq. ft. of improved space on 158 acres(a)	Owned by TWE.

Baltimore, MD White Marsh	Warehouse (Filmed Entertainment)	387,200 sq. ft.	Owned by TWE.

Valencia, CA Undeveloped land	Location filming (Filmed Entertainment)	232 acres	Owned by TWE.

(a)	Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

Item 3.    Legal Proceedings

The Company is a party to various litigation matters, including:

On January 22, 2002, Netscape Communications Corporation (“Netscape”), a wholly-owned subsidiary of America Online sued Microsoft Corporation (“Microsoft”) in the United States District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations. Among other things, the complaint alleges that Microsoft’s actions to maintain its monopoly in the market for Intel-compatible PC operating systems worldwide injured Netscape, consumers and competition in violation of Section 2 of the Sherman Act and continues to do so. The complaint also alleges that Microsoft’s actions constitute illegal monopolization and attempted monopolization of a worldwide market for Web browsers and that Microsoft has engaged in illegal practices by tying its Web browser, Internet Explorer, to Microsoft’s operating system in various ways. The complaint seeks damages for the injuries inflicted upon Netscape, including treble damages and attorneys’ fees, as well as injunctive relief to remedy the anti-competitive behavior alleged. Due to the preliminary status of the matter, it is not possible for the Company at this time to provide a view on its probable outcome or to provide a reasonable estimate as to the amount that might be recovered through this action.

On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the United States District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against America Online and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the United States District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws, have been removed to the appropriate federal district court and a motion to transfer each of these cases to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings has been filed with the Judicial Panel on Multi-District Litigation. On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the United States District Court for the Southern District of New York against AOL Time Warner, America Online and AOL Community, Inc. under the Employee Retirement Income Security Act (“ERISA”). Plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers and are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. Although the Company does not believe that these lawsuits regarding Community Leader volunteers have any merit and intends to defend against them vigorously, the Company is unable to predict the outcome of the cases, or reasonably estimate a range of possible loss due to the preliminary nature of the matters.

In 2000, America Online was named as a defendant in a number of putative class action lawsuits filed in state and federal courts nationwide alleging that consumers and competing Internet service providers have been injured under a variety of state and federal laws because of the default selection features and dial-up networking applications in AOL versions 5.0 and 6.0 software. Plaintiffs seek damages and injunctive relief. The lawsuits pending in federal court regarding 5.0 installations have been consolidated in the United States District Court for the Southern District of Florida. The parties in that matter have entered into a confidential settlement that is not material to the Company’s financial condition or results of operations to resolve the consumer class actions against America Online. The settlement is subject to the final approval of the Court. The ISP claims related to 5.0 installations remain pending. The federal 6.0 lawsuits have been consolidated in the United States District Court for the Northern District of Illinois. As to the claims remaining against America Online, the Company does not believe that they have any merit and intends to defend against them vigorously. The Company is unable to predict the outcome of the remaining claims, or reasonably estimate a range of possible loss due to the preliminary nature of the matters.

On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. The matter remains pending in the Georgia Court of Appeals and a decision is expected later this year.

Since 1995, several purported class action lawsuits brought by direct purchasers of compact discs (“CDs”) were filed against WEA Corp., among other defendants, alleging that several CD distribution companies affiliated with the five major record companies violated federal antitrust laws by engaging in a conspiracy to fix prices. These lawsuits have been consolidated in the United States District Court for the Central District of California. The Court has denied class status in this matter on certain grounds in a decision dated June 15, 2000. On October 23, 2000, defendants filed a motion for summary judgment. Although the Company cannot predict the ultimate outcome, the Company does not expect that the ultimate outcome of these cases will have a material adverse impact on the Company’s financial statements or results of operations.

A related lawsuit, Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al., was brought in the Circuit Court of Cocke County, Tennessee in 1998, on behalf of persons in sixteen states and the District of Columbia who allegedly indirectly purchased CDs from the same group of record distribution companies as those whose actions were the subject of the litigation described immediately above. Plaintiff alleges that defendants are engaged in a conspiracy to fix CD prices, in violation of the antitrust, unfair trade practices, and consumer protection statutes. The Court in Ottinger has limited the lawsuit to Tennessee plaintiffs and dismissed remaining plaintiffs. Cases similar to Ottinger were also filed in nine additional states and the Company filed motions to dismiss and/or stay in each of those lawsuits. Motions to dismiss were partially granted in two states and denied in a third. Although the Company cannot predict the ultimate outcome, the Company does not expect that the ultimate outcome of these cases will have a material adverse impact on the Company’s financial statements or results of operations.

In 2000, a number of lawsuits were brought against WEA Corp., along with the other major record companies, in various state and federal courts by purported classes of direct and/or indirect purchasers of CDs, including consumers, alleging that defendants engaged in vertical and/or horizontal conspiracies to engage in price fixing in violation of state and federal law. Among these lawsuits is a federal action commenced by the Attorneys General of 42 states and 3 United States territories. The federal lawsuits, as well as the state lawsuits that were removed to federal court, were consolidated in the United States District Court for the District of Maine. The remaining state court cases are pending in their respective jurisdictions. Although the Company cannot predict the ultimate outcome, the Company does not expect that the ultimate outcome of these cases will have a material adverse impact on the Company’s financial statements or results of operations.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgements and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G (3), the information regarding the Company’s executive officers required by Item 401(b) of Regulation S–K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 20, 2002, of such officer.

Name	Age	Office
Stephen M. Case	43	Chairman of the Board
Gerald M. Levin	62	Chief Executive Officer
Richard D. Parsons	53	Co-Chief Operating Officer
Robert W. Pittman	48	Co-Chief Operating Officer
R.E. Turner	63	Vice Chairman
Kenneth J. Novack	60	Vice Chairman
Paul T. Cappuccio	40	Executive Vice President, General Counsel and Secretary
David M. Colburn	42	Executive Vice President and President of Business Development for Subscription Services and Advertising and Commerce Businesses
Adolf DiBiasio	60	Executive Vice President, Strategy and Investments
Patricia Fili-Krushel	48	Executive Vice President, Administration
Robert M. Kimmitt	54	Executive Vice President, Global & Strategic Policy
Kenneth B. Lerer	50	Executive Vice President
Wayne H. Pace	55	Executive Vice President and Chief Financial Officer
William J. Raduchel	55	Executive Vice President and Chief Technology Officer
Mayo S. Stuntz, Jr.	52	Executive Vice President

Set forth below are the principal positions held by each of the executive officers named above:

Mr. Case
Chairman of the Board since the consummation of the Merger. A co-founder of America Online, Mr. Case had been Chairman of the Board of Directors of America Online since October 1995, CEO of America Online since April 1993, and held various other executive positions with America Online prior to that.

Mr. Levin
Chief Executive Officer since the incorporation of the Company in February 2000. Mr. Levin will retire in May 2002. Prior to the Merger, he was Chairman of the Board of Directors and Chief Executive Officer of Time Warner since 1993.

Mr. Parsons
Co-Chief Operating Officer since the consummation of the Merger and will become Chief Executive Officer in May 2002; prior to the Merger, Mr. Parsons was President of Time Warner from February 1995. He previously served as Chairman and Chief Executive Officer of The Dime Savings Bank of New York, FSB from January 1991.

Mr. Pittman
Co-Chief Operating Officer since the consummation of the Merger and will become sole Chief Operating Officer in May 2002; prior to the Merger, Mr. Pittman served as President and Chief Operating Officer of America Online from February 1998 and as a director since 1995. He was President and CEO of AOL Networks from November 1996 until February 1998. He held the positions of Managing Partner and CEO of Century 21 Real Estate Corp. from October 1995 to October 1996; prior to that, he served as both President and CEO of Time Warner Enterprises, a division of TWE, and Chairman and CEO of Six Flags Entertainment Corporation, the theme park operator.

Mr. Turner
Vice Chairman since the consummation of the Merger; prior to that, he was Vice Chairman of Time Warner since the consummation of the merger of Turner Broadcasting System, Inc. (“TBS”) and Time Warner in October 1996. Prior to that, he served as Chairman of the Board and President of TBS from 1970.

Mr. Novack
Vice Chairman since the consummation of the Merger; prior to that, he served as Vice Chairman of America Online from May 1998 and as a director since January 2000. Mr. Novack served as Of Counsel to the Boston-based law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC after his retirement as a member of that firm in August 1998 through March 2001. Mr. Novack had been President and CEO of the firm from 1991 to 1994.

Mr. Cappuccio
Executive Vice President, General Counsel and Secretary since the consummation of the Merger; prior to that, he served as Senior Vice President and General Counsel of America Online from August 1999. Before joining America Online, from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis.

Mr. Colburn
Executive Vice President and President of Business Development for Subscription Services and Advertising and Commerce Businesses since the consummation of the Merger; prior to that, he was President of Business Affairs for America Online from January 2000, and Senior Vice President, Business Affairs from March 1997, having joined America Online in August 1995.

Mr. DiBiasio
Executive Vice President of Strategy and Investments since May 2001; prior to joining the Company, Mr. DiBiasio was a Senior Director at McKinsey & Company, management consultants, for more than 30 years.

Ms. Fili-Krushel
Executive Vice President of Administration since July 2001; prior to that, she was Chief Executive Officer of WebMD Health division of WebMD Corporation, an Internet portal providing health information and service for the consumer, from April 2000 to July 2001 and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

Mr. Kimmitt
Executive Vice President of Global & Strategic Policy since July 2001; prior to that he was President and Vice Chairman of Commerce One, Inc., an electronic commerce company, from March 2000 to June 2001, having served as Vice Chairman and Chief Operating Officer from February 2000. Previously, Mr. Kimmitt was a partner in the Washington, D.C.-based law firm of Wilmer, Cutler & Pickering from 1997 to 2000. He had previously been managing director at Lehman Brothers, an international financial services firm, from 1993 to 1997. Mr. Kimmitt also served as the U.S. Ambassador to Germany from 1991 to 1993.

Mr. Lerer
Executive Vice President since the consummation of the Merger, responsible for corporate communications and investor relations; prior to that, he was Senior Vice President of America Online from October 1999. Previously, Mr. Lerer was a founder and served as President of Robinson, Lerer & Montgomery, LLC, a corporate communications and consulting firm.

Mr. Pace
Executive Vice President and Chief Financial Officer since November 2001; prior to that, he was Vice Chairman, Chief Financial and Administrative Officer of TBS from March 2001, having held other executive positions, including Chief Financial Officer at TBS since July 1993. Prior to joining TBS, Mr. Pace was an audit partner with Price Waterhouse, now PricewaterhouseCoopers, an international accounting firm.

Mr. Raduchel
Executive Vice President and Chief Technology Officer since the consummation of the Merger; prior to that, he was Senior Vice President and Chief Technology Officer of America Online from September 1999. Previously, he served as Chief Strategy Officer and a member of the Executive Committee of Sun Microsystems, Inc., a provider of Internet hardware, software and services, from January 1998 to September 1999, having previously held a variety of management positions with Sun Microsystems since 1988.

Mr. Stuntz
Executive Vice President since the consummation of the Merger, with responsibility for coordinating cross-divisional initiatives within the Company; prior to that he had been Chief Operating Officer of America Online’s Interactive Services Group from March 1999 and President of CompuServe Interactive Services from February 1998, having joined America Online in August 1997. He had previously been Chief Operating Officer and Executive Vice President of Century 21 Real Estate Corp. from October 1995 to June 1997.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters.

The principal market for the Company’s Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company’s and America Online’s Common Stock for the two years ended December 31, 2001, see “Quarterly Financial Information” at pages F–81 and F-82 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of March 1, 2002 was approximately 66,500.

Neither the Company nor America Online has paid any dividends since their formation.

There is no established public trading market for the Company’s Series LMCN–V Common Stock, which as of March 1, 2002 was held of record by nine holders.

Item 6.    Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2001 is set forth at pages F–78 through F–80 herein and is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” at pages F–2 through F–26 herein is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages F–20 and F–21 herein is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages F–27 through F–76, F–83 through F–90 and F–77 herein are incorporated herein by reference.

Quarterly Financial Information set forth at pages F–81 and F-82 herein is incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Items 10, 11, 12 and 13.    Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions.

Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

PART IV

Item 14.    Exhibits, Financial Statements Schedules, and Reports On Form 8–K

(a)(1)–(2)  Financial Statements and Schedules:

(i)  The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F–1 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

(ii)  The financial statements and financial statement schedule of Time Warner Telecom Inc. (“Telecom”) and the report of independent accountants thereon to be included in the Telecom Annual Report on Form 10-K for the year ended December 31, 2001 will be incorporated herein by reference and filed as an exhibit hereto by an amendment to this report.

(iii)  All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3)  Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.19 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b)  Reports on Form 8–K.

(i)  The Company filed a Current Report on Form 8-K dated December 5, 2001 (filing date December 13, 2001) in which it reported in Item 5 the Company’s senior management succession plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AOL TIME WARNER INC.

By	/s/ WAYNE H. PACE
Name: Wayne H. Pace Title: Executive Vice President and Chief FinancialOfficer

Date: March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN M. CASE (Stephen M. Case)	Chairman of the Board	March 25, 2002

/s/ GERALD M. LEVIN (Gerald M. Levin)	Director and Chief Executive Officer (principal executive officer)	March 25, 2002

/s/ Wayne H. Pace (Wayne H. Pace)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 25, 2002

/s/ JAMES W. BARGE (James W. Barge)	Vice President and Controller (principal accounting officer)	March 25, 2002

/s/ DANIEL F. AKERSON (Daniel F. Akerson)	Director	March 25, 2002

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	March 25, 2002

/s/ STEPHEN F. BOLLENBACH (Stephen F. Bollenbach)	Director	March 25, 2002

/s/ FRANK J. CAUFIELD (Frank J. Caufield)	Director	March 25, 2002

/s/ MILES R. GILBURNE (Miles R. Gilburne)	Director	March 25, 2002

Signature	Title	Date

/s/ CARLA A. HILLS (Carla A. Hills)	Director	March 25, 2002

/s/ REUBEN MARK (Reuben Mark)	Director	March 25, 2002

/s/ MICHAEL A. MILES (Michael A. Miles)	Director	March 25, 2002

/s/ KENNETH J. NOVACK (Kenneth J. Novack)	Director	March 25, 2002

/s/ RICHARD D. PARSONS (Richard D. Parsons)	Director	March 25, 2002

/s/ ROBERT W. PITTMAN (Robert W. Pittman)	Director	March 25, 2002

/s/ FRANKLIN D. RAINES (Franklin D. Raines)	Director	March 25, 2002

/s/ R. E. TURNER (R. E. Turner)	Director	March 25, 2002

/s/ FRANCIS T. VINCENT, JR. (Francis T. Vincent, Jr.)	Director	March 25, 2002

AOL TIME WARNER INC. AND TIME WARNER ENTERTAINMENT COMPANY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
	AOL Time Warner	TWE
Management’s Discussion and Analysis of Results of Operations and Financial
Condition	F-2	F-92
Consolidated Financial Statements:
Balance Sheet	F-27	F-110
Statement of Operations	F-28	F-111
Statement of Cash Flows	F-29	F-112
Statement of Shareholders’ Equity and Partnership Capital	F-30	F-113
Notes to Consolidated Financial Statements	F-31	F-114
Report of Independent Auditors	F-77	F-146
Selected Financial Information	F-78	F-147
Quarterly Financial Information	F-81	F-148
Supplementary Information	F-83
Financial Statement Schedule II—Valuation and Qualifying Accounts	F-91	F-149

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of AOL Time Warner Inc.’s (“AOL Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•
Overview.    This section provides a general description of AOL Time Warner’s businesses, as well as recent significant transactions that have either occurred during 2001 or early 2002 that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•
Results of operations.    This section provides an analysis of the Company’s results of operations for all three years presented in the accompanying consolidated statement of operations. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•
Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2001. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•
Market risk management.    This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of investments.

•
Critical accounting policies.    This section discusses those accounting policies that both are considered important to the Company’s financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of the Company’s significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•
Caution concerning forward-looking statements.    This section discusses how certain forward-looking statements made by the Company throughout MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

AOL Time Warner is the world’s first Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

The Merger was structured as a stock-for-stock exchange and was accounted for by AOL Time Warner as an acquisition of Time Warner using the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets based on their respective estimated fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The financial results for Time Warner have been included in AOL Time Warner’s results since January 1, 2001, as permitted under generally accepted accounting principles.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As part of the integration of Time Warner’s businesses into AOL Time Warner’s operating structure, management is pursuing various initiatives to enhance efficiencies. Such initiatives, some of which have already been implemented, include the consolidation of certain duplicative administrative and operational functions and the restructuring of certain under-performing assets. For additional information on the Merger and the Company’s restructuring initiatives, see Notes 1 and 3 to the accompanying consolidated financial statements.

AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

Investment in Time Warner Entertainment Company, L.P.

A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). TWE’s financial results are consolidated and presented with the results of operations of AOL Time Warner. In addition, TWE has a 64.8% interest in the TWE-Advance/Newhouse Partnership (“TWE-A/N”), whose financial results are consolidated and presented with the results of operations of TWE and AOL Time Warner.

In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T has initiated a process by which an independent investment banking firm will determine the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. If AT&T chooses to exercise the option this year, AT&T’s interest in the Series A Capital and Residual Capital would be increased by a maximum of approximately 3.7%, assuming that the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would be increased would be significantly less.

AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. The parties are in discussions regarding this registration rights process. The Company cannot at this time predict the outcome or effect, if any, of these discussions.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Investment in TWE-A/N

TWE-A/N is owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. In 2001 and on a pro forma basis in 2000, the financial position and operating results of TWE-A/N have been consolidated by AOL Time Warner and the partnership interest owned by Advance/Newhouse has been reflected in AOL Time Warner’s consolidated financial statements as minority interest. As discussed in more detail in Note 4 to the accompanying consolidated financial statements, AOL Time Warner and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N and TWE-A/N’s investment in Road Runner, the outcome of which could affect the future operating results of the Cable segment.

Recent Transactions

Acquisition of Synapse Group Inc.

In December 2001, AOL Time Warner’s Publishing segment acquired an additional 60% interest in Synapse Group Inc. (“Synapse”), a leading U.S. magazine subscription agent, for approximately $285 million, net of cash acquired. The acquisition was accounted for by AOL Time Warner using the purchase method of accounting for business combinations. AOL Time Warner had a previous ownership interest in Synapse of approximately 20%, which was accounted for using the equity method of accounting.

Acquisition of IPC Group Limited

In October 2001, AOL Time Warner’s Publishing segment acquired IPC Group Limited, the parent company of IPC Media (“IPC”), from Cinven, one of Europe’s leading private equity firms, for approximately $1.6 billion, including transaction costs. IPC is the leading consumer magazine publisher in the United Kingdom with approximately 80 titles, including Woman’s Own, Marie Claire and Horse & Hound. The acquisition was accounted for by AOL Time Warner using the purchase method of accounting for business combinations.

AOL Europe-Bertelsmann AG Put

AOL Europe, S.A. (“AOL Europe”) is a joint venture between AOL Time Warner and Bertelsmann AG (“Bertelsmann”) that provides the AOL service and the CompuServe service in several European countries. In March 2000, America Online and Bertelsmann announced an agreement to restructure their interests in AOL Europe. This restructuring consisted of a put and call arrangement under which the Company could purchase or be required to purchase Bertelsmann’s 49.5% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion.

On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann’s interest in AOL Europe for $5.3 billion in cash, as a result of Bertelsmann’s exercise of its put option. AOL Time Warner has committed to acquire the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash in July 2002. These payments have been or will be funded through debt. Additionally, in February 2002, certain redeemable preferred securities issued by AOL Europe were redeemed for $255 million. As of December 31, 2001, excluding the preferred securities redeemed in February 2002, AOL Europe had approximately $573 million of debt and $758 million of redeemable preferred securities outstanding.

AOL Latin America-Convertible Debt

America Online Latin America, Inc. (“AOL Latin America”) is a joint venture among AOL Time Warner, the Cisneros Group and Banco Itau (a leading Brazilian bank) that provides online services and support

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

principally to customers in Brazil, Mexico and Argentina. In August 2000, AOL Latin America successfully completed an initial public offering of approximately 25 million shares of its Class A common stock, representing approximately 10% of the ownership interest in AOL Latin America at the time of the offering.

In March 2002, AOL Time Warner announced that it will make available to AOL Latin America up to $160 million throughout 2002 to fund the operations of AOL Latin America. In exchange for this investment, AOL Time Warner will receive senior convertible notes. Each note will carry a fixed interest rate of 11% per annum (payable quarterly), will have a five-year maturity and will be convertible into AOL Latin America preferred stock. AOL Latin America has the option to redeem the notes after 18 months and the option to make interest payments in either cash or additional shares of preferred stock. The preferred stock is convertible into AOL Latin America Class A common stock.

Use of EBITDA

AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of goodwill and intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

Because the Merger was not consummated until January 2001, the historical financial information for 2000 and 1999 included herein reflects only the financial results of America Online, as predecessor to AOL Time Warner. As a result, AOL Time Warner’s 2000 historical operating results and financial condition are not comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon unaudited pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000.

Other Significant Transactions and Nonrecurring Items

As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of AOL Time Warner’s operating results has been affected by certain significant transactions and nonrecurring items in each period.

For the year ended December 31, 2001, these items included (i) merger-related costs of approximately $250 million (Note 3) and (ii) noncash pretax charges of approximately $2.532 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments, including noncash pretax charges of approximately $1.2 billion to

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

reduce the carrying value of AOL Time Warner’s investment in Time Warner Telecom Inc. (“Time Warner Telecom”), a 44%-owned equity investee, and approximately $270 million to reflect an other-than-temporary decline in the carrying value of AOL Time Warner’s investment in Hughes Electronics Corp. (“Hughes”), an available-for-sale investment (Note 8).

For the year ended December 31, 2000 on a pro forma basis, these items included (i) merger-related costs of approximately $155 million, primarily relating to accounting, legal and regulatory costs incurred by Time Warner directly resulting from the Merger (Note 3), (ii) noncash pretax charges of $799 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including $220 million relating to AOL Time Warner’s investment in the Columbia House Company Partnerships, a 50%-owned equity investee, and to reflect market fluctuations in equity derivative instruments (Note 8), (iii) net pretax gains of approximately $387 million related to the sale or exchange of various cable television systems and other investments (Note 8), (iv) a $50 million pretax charge relating to the Six Flags Entertainment Corporation (“Six Flags”) litigation (Note 5), (v) a pretax charge of $41 million in connection with the Road Runner restructuring (Note 4) and (vi) a noncash pretax charge of $738 million, which is shown separately in the accompanying consolidated statement of operations as an after-tax charge of $443 million, related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard (Note 1).

For the year ended December 31, 2000 on a historical basis, these items included (i) merger-related costs of approximately $10 million (Note 3), (ii) noncash pretax charges of $535 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments (Note 8) and (iii) pretax gains of approximately $275 million from the sale or exchange of certain investments (Note 8).

For the year ended December 31, 1999 on a historical basis, these items included (i) merger-related costs of approximately $123 million, primarily related to America Online’s acquisition of Netscape Communications Corporation, which was accounted for using the pooling-of-interests method (Note 3) and (ii) pretax gains of $678 million on investment-related activity, including approximately $567 million relating to a gain on the sale of investments in Excite, Inc. (Note 8).

In order to fully assess underlying operating results and trends, management believes that, in addition to the actual operating results, the operating results adjusted to exclude the impact of significant unusual and nonrecurring items should be evaluated. Accordingly, in addition to discussing actual operating results, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these significant unusual and nonrecurring items. It should be noted, however, that significant unusual and nonrecurring items may occur in any period; therefore, investors and other users of the financial information individually should evaluate the types of events and transactions for which adjustments have been made.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

2001 vs. 2000

Revenue and EBITDA by business segment are as follows (in millions):

	Years Ended December 31
	Revenues		EBITDA
	2001 Historical	2000(a)(b) Pro Forma	2001 Historical	2000(b) Pro Forma
AOL	$8,718	$7,703	$2,945	$2,350
Cable(c)	6,992	6,054	3,199	2,859
Filmed Entertainment	8,759	8,119	1,017	796
Networks	7,050	6,802	1,797	1,502
Music	3,929	4,148	419	518
Publishing	4,810	4,645	909	747
Corporate	—	—	(294)	(304)
Merger-related costs	—	—	(250)	(155)
Intersegment elimination	(2,024)	(1,258)	(86)	(46)

Total revenues and EBITDA	$38,234	$36,213	$9,656	$8,267
Depreciation and amortization	—	—	(9,203)	(8,650)

Total revenues and operating income (loss)	$38,234	$36,213	$453	$(383)

(a)
Revenues reflect the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), which was retroactively adopted by the Company in the fourth quarter of 2000. The impact of SAB 101 was to reduce revenues and costs by equal amounts of $359 million on a pro forma basis for 2000.

(b)	In order to enhance comparability, unaudited pro forma financial information for 2000 is provided as if the America Online-Time Warner merger had occurred at the beginning of 2000.

(c)	EBITDA includes pretax gains of approximately $28 million in 2000 relating to the sale or exchange of certain consolidated cable television systems.

Consolidated Results

AOL Time Warner had revenues of $38.234 billion and a net loss of $4.921 billion for 2001, compared to revenues of $36.213 billion on a pro forma basis ($7.703 billion on a historical basis) and a net loss of $4.370 billion on a pro forma basis (net income of $1.152 billion on a historical basis) for 2000. AOL Time Warner had basic and diluted net loss per common share of $1.11 for 2001, compared to basic and diluted net loss before cumulative effect of an accounting change of $0.92 per common share on a pro forma basis in 2000 (basic earnings per share of $0.50 and diluted earnings per share of $0.45 on a historical basis).

As previously described, in addition to the consummation of the Merger, the comparability of AOL Time Warner’s operating results for 2001 and 2000 has been affected by the recognition of certain significant and nonrecurring items in both periods. These items totaled $2.782 billion of net pretax losses in 2001, compared to $1.396 billion of net pretax losses on a pro forma basis in 2000, including $738 million relating to an accounting change ($270 million of net pretax losses on a historical basis). If these items were excluded from earnings, the aggregate net effect would be to reduce basic and diluted net loss per common share by $0.38 in 2001 and $0.20 on a pro forma basis in 2000 (an increase in basic earnings per share of $0.07 and diluted earnings per share of $0.06 on a historical basis).

Revenues.    AOL Time Warner’s revenues increased to $38.234 billion in 2001, compared to $36.213 billion on a pro forma basis in 2000 ($7.703 billion on a historical basis). This overall increase in revenues was driven by an increase in subscription revenues of 12% to $16.543 billion and an increase in content and other revenues of 4% to $13.204 billion, offset in part by a decrease in advertising and commerce revenues of 3% to $8.487 billion.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at the AOL, Cable, Networks and Publishing segments and an increase in subscription rates at the AOL, Cable and Networks segments. The increase in content and other revenues was principally due to increased revenues at the Filmed Entertainment segment related to the theatrical success of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven, Rush Hour 2 and The Lord of the Rings: The Fellowship of the Ring. These increases were offset, in part, by lower revenues at the Music segment resulting from the negative effect of changes in foreign currency rates on international recorded music sales and lower industry-wide recorded music sales. The decline in advertising and commerce revenues was principally due to the continued overall weakness in the advertising market, which is expected to continue to negatively impact the operating results of the Company for at least the first half of 2002. Additionally, commerce revenues declined due to the absence of revenues from the Filmed Entertainment Studio Stores operations, which the Company closed in 2001.

While advertising revenues declined overall, certain segments and businesses of AOL Time Warner experienced an increase in advertising revenues. Specifically, and as discussed in more detail below under Business Segment Results, advertising revenues increased at the AOL and Cable segments, and at The WB Network. Contributing to the advertising revenues at the segment level is an increase in intercompany advertising transactions. In particular, the Company’s segments experienced an increase in intercompany advertising revenue of $389 million in 2001. The amount of intercompany advertising represents a small portion of AOL Time Warner’s total advertising spending (approximately 10%). In addition to the intercompany advertising, AOL Time Warner recognized advertising expense of approximately $3.757 billion in 2001, making AOL Time Warner one of the largest advertisers in the United States. Consistent with its belief in the effectiveness of advertising on AOL Time Warner properties, the Company will continue to re-direct where appropriate, its own advertising to AOL Time Warner properties. This strategy has served to enhance the overall operating efficiencies and profitability of the Company through the cross-promotion of each segment’s products and services. While these intercompany transactions are eliminated on a consolidated basis and, therefore, do not themselves impact consolidated revenues and EBITDA, to the extent third-party advertising spending has been substituted with advertising on AOL Time Warner properties, the Company’s consolidated advertising expense, which reflects its level of spending with third parties, has been reduced and, as a result, the consolidated EBITDA and related profit margin have benefited.

Depreciation and Amortization.    Depreciation and amortization increased to $9.203 billion in 2001 from $8.650 billion on a pro forma basis in 2000 ($444 million on a historical basis). This increase was due to increases in both depreciation, primarily reflecting higher levels of capital spending at the Cable segment, related to the roll-out of digital services over the past three years, and amortization. The higher amortization in 2001 was primarily due to goodwill generated from certain restructuring liabilities that were committed to by management in 2001 and recorded as liabilities assumed in the purchase of Time Warner, and the absence in 2000 of a full year of amortization related to minor acquisitions consummated in late 2000 that were accounted for using the purchase method of accounting.

Interest Income (Expense), Net.    Interest expense, net, increased to $1.379 billion in 2001, from $1.373 billion on a pro forma basis in 2000 (interest income, net, of $275 million on a historical basis), principally due to increased debt levels, offset in part by lower market interest rates in 2001.

Other Income (Expense), Net.    Other expense, net, increased to $3.539 billion in 2001 from $1.356 billion on a pro forma basis in 2000 (other expense, net, of $208 million on a historical basis). Other expense, net, increased primarily because of higher pretax noncash charges to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting and to reflect market fluctuations in equity derivative instruments. In 2001, these charges

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

were approximately $2.532 billion, including approximately $1.2 billion related to AOL Time Warner’s investment in Time Warner Telecom and approximately $270 million related to AOL Time Warner’s investment in Hughes. In 2000, on a pro forma basis, these charges amounted to $799 million, including approximately $220 million related to AOL Time Warner’s investment in Columbia House. In addition, other expense, net, in 2001 was higher due to the absence in 2001 of approximately $359 million of pretax gains on the sale or exchange of certain investments that were recognized on a pro forma basis in 2000.

Minority Interest Expense.    Minority interest expense increased to $310 million in 2001, compared to $264 million on a pro forma basis in 2000 (there was no minority interest expense on a historical basis). Minority interest expense increased principally due to the allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE and TWE-A/N attributable to the minority owners of TWE and TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network, offset in part by lower distributions on preferred trust securities, which were redeemed in the first quarter of 2001.

Income Tax Provision.    The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. AOL Time Warner had income tax expense of $146 million in 2001, compared to $551 million on a pro forma basis in 2000 ($732 million on a historical basis). Income taxes in 2001, for financial reporting purposes, benefited from the tax effect of the approximate $2.532 billion noncash charges to reduce the carrying value of certain investments and to reflect market fluctuations in equity derivative instruments and $250 million of merger-related costs. Income taxes in 2000, for financial reporting purposes, benefited from the tax effect of the approximate $799 million of noncash charges to reduce the carrying value of certain investments and reflect market fluctuations in equity derivative instruments and $155 million of merger-related costs, partially offset by the approximately $387 million of gains on the sale or exchange of various cable television systems and other investments. Excluding the tax effect of these items, the effective tax rate was comparable in each period. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $12 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income and are, therefore, expected to reduce Federal taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to shareholders’ equity.

Net Income (Loss) Applicable to Common Shares and Net Income (Loss) Per Common Share.    AOL Time Warner’s net loss applicable to common shares increased by $537 million to $4.921 billion in 2001, compared to $4.384 billion on a pro forma basis in 2000 (net income applicable to common shares of $1.152 billion on a historical basis). However, excluding the effect of the significant and nonrecurring items referred to earlier, the net loss decreased by $262 million to $3.251 billion in 2001 from $3.513 billion on a pro forma basis in 2000. Similarly, excluding the effect of significant and nonrecurring items, basic and diluted net loss per common share decreased to $0.73 in 2001, compared to a normalized basic and diluted net loss per common share of $0.82 on a pro forma basis in 2000. As discussed more fully below, this improvement principally resulted from an overall increase in AOL Time Warner’s revenues and EBITDA, offset in part by higher depreciation and amortization and higher income taxes.

Business Segment Results

AOL.    Revenues increased to $8.718 billion in 2001, compared to $7.703 billion in 2000. EBITDA increased to $2.945 billion in 2001, compared to $2.350 billion in 2000. Revenues increased due to a 12% increase in subscription revenues (from $4.777 billion to $5.353 billion), a 13% increase in advertising and

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

commerce revenues (from $2.369 billion to $2.688 billion) and a 22% increase in content and other revenues (from $557 million to $677 million).

The growth in subscription revenues was principally due to an increase in domestic subscribers and a price increase of $1.95 per month in AOL’s unlimited usage plan for the domestic AOL service that became effective in billing cycles after July 1, 2001. The positive impact of the price increase was partially offset by an increase in certain marketing programs designed to introduce the AOL service to new members, including certain bundling programs with computer manufacturers that generate lower subscription revenues during introductory periods and the sale of bulk subscriptions at a discounted rate to AOL’s strategic partners for distribution to their employees. The growth in advertising and commerce revenues resulted from a general increase in advertising in the first half of 2001, the recognition of revenues related to advertising provided pursuant to contractual commitments entered into in prior periods, including amounts earned in connection with the early settlement of certain of those contracts, an increase in intercompany sales of advertising to other business segments of AOL Time Warner ($222 million in 2001 versus $0 on a pro forma basis in 2000) and increased commerce revenues from the expansion of the Company’s merchandise business. In addition, advertising and commerce revenues benefited from third-party advertising packages sold across multiple business segments of the Company. While AOL’s advertising revenues grew for the year, it experienced a decline in advertising during the fourth quarter due to a general weakness in the advertising market. Such weakness is expected to continue for at least the first half of 2002, which will be in contrast to the growth in advertising revenues experienced in the first half of 2001.

The increase in content and other revenues is primarily due to amounts earned in connection with the restructuring of a software licensing arrangement, which resulted from the termination of AOL’s iPlanet alliance with Sun Microsystems, Inc. The three-year alliance that was originally scheduled to conclude in March 2002 was restructured when the Company was unable to extend or renew the technology-based alliance under favorable terms. AOL continues to own certain software products it had contributed to the iPlanet alliance. During 2001, including amounts earned in connection with the restructuring, the iPlanet alliance contributed approximately $400 million of revenue and approximately $320 million of EBITDA that will not continue in 2002.

The 25% growth in EBITDA in 2001 is primarily due to the revenue growth, reduced general and administrative costs and the continued decline in network costs on a per subscriber basis. The advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner did not significantly impact EBITDA as it was substantially offset by costs associated with increased intercompany advertising purchased on properties of other AOL Time Warner business segments. AOL’s operating results also benefited from cost management initiatives entered into during the year and a reduction in bad debt expense associated with an improvement in cash collections.

Cable.    Revenues increased to $6.992 billion in 2001, compared to $6.054 billion on a pro forma basis in 2000. EBITDA increased to $3.199 billion in 2001 from $2.859 billion on a pro forma basis in 2000. Revenues increased due to a 14% increase in subscription revenues (from $5.551 billion to $6.327 billion) and a 32% increase in advertising and commerce revenues (from $503 million to $665 million). The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and, to a lesser degree, a marginal increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches ($128 million in 2001 versus $44 million on a pro forma basis in 2000), the intercompany sale of advertising to other business segments of AOL Time Warner ($57 million in 2001 versus $7 million on a pro forma basis in 2000) and a general increase in advertising sales. The operating results of the

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cable segment were affected by pretax gains of approximately $28 million recognized in 2000 relating to the sale or exchange of various consolidated cable television systems. Excluding these gains, EBITDA increased principally as a result of the revenue gains and improved margins related to the high-speed online services, offset in part by a greater than 20% increase in programming costs related to general programming rate increases across both the basic and digital services and the roll-out of digital services, including the addition of new channels that are available only on the digital service. This increase in programming costs is expected to continue into the near term as general programming rates are expected to continue to increase and digital services continue to be rolled out.

Filmed Entertainment.    Revenues increased to $8.759 billion in 2001, compared to $8.119 billion on a pro forma basis in 2000. EBITDA increased to $1.017 billion in 2001, compared to $796 million on a pro forma basis in 2000. Revenues and EBITDA grew due to increases at both Warner Bros. and the filmed entertainment businesses of Turner Broadcasting System, Inc. (the “Turner filmed entertainment businesses”). The Turner filmed entertainment businesses include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

For Warner Bros., revenues increased related to the theatrical successes of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Cats & Dogs. Revenues also benefited from the increased domestic distribution of theatrical product, principally due to higher DVD sales, and syndication revenues to broadcast Friends. This benefit was offset in part by lower revenues in Warner Bros.’ retail operations related to the closure of its Studio Stores. For the Turner filmed entertainment businesses, revenues increased primarily due to New Line Cinema’s theatrical successes of The Lord of the Rings: The Fellowship of the Ring and Rush Hour 2, higher domestic DVD sales (including the domestic release of Rush Hour 2 late in 2001), as well as significant syndication revenues to broadcast Seinfeld. For Warner Bros., EBITDA increased principally due to the increased revenues, reduced losses from the closure of the Studio Store operations and reduced expenses for online development, offset in part by higher film costs, including higher advertising and distribution costs, because of an increase in the performance, number and timing of new theatrical releases in comparison to the prior year. For the Turner filmed entertainment businesses, EBITDA increased principally due to the increased revenues, offset in part by higher film costs due to improved film performance in comparison to the prior year.

Networks.    Revenues increased to $7.050 billion in 2001, compared to $6.802 billion on a pro forma basis in 2000. EBITDA increased to $1.797 billion in 2001 from $1.502 billion on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues with growth at both the cable networks of Turner Broadcasting System, Inc. (the “Turner cable networks”) and HBO, an increase in advertising and commerce revenues at The WB Network and an increase in content and other revenues at HBO, offset in part by lower advertising and commerce revenues and lower content and other revenues at the Turner cable networks.

For the Turner cable networks, subscription revenues benefited from an increase in the number of subscribers and higher rates, primarily led by revenue increases at TNT, CNN, TBS Superstation and Cartoon Network. Advertising and commerce revenues declined due to the continued overall weakness in the advertising market. This decline was offset in part by the intercompany sale of advertising to other business segments of AOL Time Warner ($118 million in 2001 versus $38 million on a pro forma basis in 2000). The decline in content and other revenues is due to the absence in 2001 of revenues from World Championship Wrestling, an underperforming operation that the Company exited in 2001. For HBO, subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and other revenues benefited from higher home video sales of HBO’s original programming. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups and the intercompany sale of advertising to other business segments of AOL Time Warner ($37 million in 2001 versus $6 million on a pro forma basis in 2000).

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

EBITDA was higher due to improved results at the Turner cable networks, HBO and The WB Network. For the Turner cable networks, the increase in EBITDA was principally due to the increased subscription revenues, the absence of losses from World Championship Wrestling, lower programming and marketing costs and lower administrative and operating expenses from certain cost reduction initiatives, offset in part by the advertising and commerce revenue declines and to a lesser degree higher newsgathering costs. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO’s overhead cost management program. For The WB Network, the EBITDA improvement was principally due to the increase in advertising and commerce revenues.

Music.    Revenues decreased to $3.929 billion in 2001, compared to $4.148 billion on a pro forma basis in 2000. EBITDA decreased to $419 million in 2001 from $518 million on a pro forma basis in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international operations and lower industry-wide recorded music sales. The decrease in EBITDA principally related to the reduction in revenues, higher marketing costs, including the cost of promoting new artists, and higher provisions for bad debts, reflecting the difficult industry-wide retail environment. This was offset in part by higher income from DVD manufacturing operations and lower artist royalty costs driven by the lower revenues. Despite the industry-wide sales decline, the Music segment increased its domestic market share to 16.8%, coming in second place for the year in total industry sales.

Publishing.    Revenues increased to $4.810 billion in 2001, compared to $4.645 billion on a pro forma basis in 2000. EBITDA increased to $909 million in 2001 from $747 million on a pro forma basis in 2000. Revenues increased primarily from a 2% increase in magazine advertising and commerce revenues and a 12% increase in magazine subscription revenues, offset in part by a decline in content and other revenues. Magazine advertising and commerce revenues and magazine subscription revenues benefited from the acquisition of the Times Mirror magazines group (“Time4 Media”) in the fourth quarter of 2000 and the acquisition of IPC in the fourth quarter of 2001. In addition, magazine advertising and commerce revenues benefited from higher commerce revenues from direct marketing efforts at Time Life and the intercompany sale of advertising to other business segments of AOL Time Warner ($35 million in 2001 versus $29 million on a pro forma basis in 2000), offset in part by the continued overall weakness in the advertising market. In addition to the acquisition of Time4 Media and IPC, magazine subscription revenues increased due to the sale of special issues covering the September 11th terrorist attacks. EBITDA increased principally as a result of the increase in revenues, increased cost savings and the absence in 2001 of online development costs and losses generated by American Family Enterprises, which was liquidated in the first quarter of 2001.

2000 vs. 1999

Consolidated Results

America Online, as predecessor to AOL Time Warner, had revenues of $7.703 billion and net income of $1.152 billion for 2000, compared to revenues of $5.724 billion and net income of $1.027 billion for 1999. America Online had basic earnings per share of $0.50 and diluted earnings per share of $0.45 for 2000 compared to basic earnings per share of $0.47 and diluted earnings per share of $0.40 for 1999.

As previously described, the comparability of America Online’s operating results for 2000 and 1999 has been affected by the recognition of certain significant and nonrecurring items in both periods. These nonrecurring items totaled net pretax losses of approximately $270 million in 2000 and net pretax income of approximately $555 million in 1999. The aggregate net effect if these items were excluded from earnings would be to increase basic earnings per share by $0.07 and diluted earnings per share by $0.06 in 2000 and to decrease basic earnings per share by $0.17 and diluted earnings per share of $0.14 in 1999.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Revenues.    America Online’s revenues increased to $7.703 billion in 2000, compared to $5.724 billion in 1999. This overall increase in revenues was driven by an increase in subscription revenues of 23% to $4.777 billion, an increase in advertising and commerce revenues of 91% to $2.369 billion, offset in part by a decrease in content and other revenues of 9% to $557 million.

The increase in subscription revenues was primarily attributable to a 32% increase in the average number of U.S. subscribers for the year ended December 31, 2000, compared to the year ended December 31, 1999, offset in part by a slight decrease in the average monthly subscription services revenue per U.S. subscriber. The decrease in the average monthly subscription revenues per U.S. subscriber is due to the impact of certain promotional bundling programs that generate lower subscription revenues during the introductory periods. Advertising and commerce revenues increased primarily due to additional advertising and electronic commerce on the AOL service, as well as its other branded services and portals. Content and other revenues declined primarily due to a decrease in contractual obligations from Sun Microsystems, offset in part by an increase in license revenues generated through the iPlanet alliance with Sun Microsystems.

EBITDA.    EBITDA in 2000 and 1999 includes certain corporate and merger-related costs of $89 million and $200 million, respectively. Excluding these costs, EBITDA from America Online’s core business increased by $1.015 billion to $2.350 billion in 2000, compared to $1.335 billion in 1999. The increase in EBITDA is primarily due to the significant revenue growth and reduced cost of revenues as a percentage of revenues driven by lower hourly network costs as America Online continued to realize efficiencies as a result of its size and scale, as well as lower negotiated rates with is network providers. This decrease was partially offset by an increase in daily member usage, from an average of nearly 55 minutes per day in 1999 to an average of nearly 61 minutes per day in 2000.

Depreciation and Amortization.    Depreciation and amortization increased to $444 million in 2000 from $316 million in 1999. This increase was due to increases in both depreciation, primarily reflecting higher levels of capital spending, primarily related to product development costs, and amortization. The higher amortization in 2000 was primarily due to an increase in goodwill and other intangibles generated from business combinations accounted for using the purchase method accounting, primarily incurred in the latter half of 2000.

Interest Income (Expense), Net.    Interest income, net, increased to $275 million in 2000 from $138 million in 1999, principally as a result of higher interest income earned on short-term investments.

Other Income (Expense), Net.    Other income (expense), net, decreased to $208 million of expense in 2000 from $677 million of income in 1999. Other income (expense), net, decreased primarily because of noncash pretax charges of approximately $535 million to reduce the carrying value of certain publicly traded investments and restricted securities that experienced other-than-temporary declines and to reflect market fluctuations in equity derivative instruments. Contributing to the decrease in other income (expense), net, was higher gains on the sale or exchange of certain investments in 1999 of approximately $678 million, including approximately $567 million relating to a gain on the sale of investments in Excite, Inc. This compares to approximately $275 million of investment-related gains in 2000.

Income Tax Provision.    America Online had income tax expense of $732 million in 2000, compared to $607 million in 1999, which, excluding the significant and nonrecurring items referred to earlier, represented an effective tax rate that was comparable in each period.

Net Income (Loss) and Net Income (Loss) Per Common Share.    America Online’s net income increased by $125 million to $1.152 billion in 2000, compared to $1.027 billion in 1999. However, excluding the effect of the

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

significant and nonrecurring items referred to earlier, net income increased by $657 million to $1.315 billion in 2000 from $658 million in 1999. Similarly, adjusted basic and diluted net income per common share, excluding the effect of significant and nonrecurring items, increased to $0.57 and $0.51, respectively, in 2000 compared to $0.30 and $0.26, respectively, in 1999. This improvement principally resulted from an overall increase in America Online’s EBITDA.

FINANCIAL CONDITION AND LIQUIDITY
December 31, 2001

Current Financial Condition

At December 31, 2001, AOL Time Warner had $22.8 billion of debt, $719 million of cash and equivalents (net debt of $22.1 billion, defined as total debt less cash and cash equivalents) and $152.1 billion of shareholders’ equity, compared to $21.3 billion of debt, $3.3 billion of cash and equivalents (net debt of $18.0 billion), $575 million of mandatorily redeemable preferred securities of a subsidiary and $157.6 billion of shareholders’ equity on a pro forma basis at December 31, 2000.

As discussed in more detail below, management believes that AOL Time Warner’s operating cash flow, cash and equivalents, borrowing capacity under committed bank credit agreements and availability under its commercial paper programs and shelf registration statement are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

During 2001, AOL Time Warner’s cash provided by operating activities amounted to $5.294 billion and reflected $9.656 billion of EBITDA, less $1.199 billion of net interest payments, $340 million of net income taxes paid, $1.408 billion of payments to settle restructuring and merger-related liabilities and $1.415 billion related to other working capital requirements.

Cash provided by operating activities of $4.644 billion on a pro forma basis in 2000 reflected $8.267 billion of EBITDA, less $1.129 billion of net interest payments, $508 million of net income taxes paid, $110 million of payments to settle restructuring and merger-related liabilities and $1.876 billion related to other working capital requirements. The growth in cash flow from operations is being driven primarily by an increase in EBITDA, offset in part by an increase in payments to settle restructuring and merger-related liabilities.

Investing Activities

Cash used by investing activities was $5.270 billion in 2001, compared to $5.889 billion on a pro forma basis in 2000. The cash used by investing activities in 2001 included $4.177 billion of cash used for acquisitions and investments (including approximately $1.6 billion for the acquisition of IPC and approximately $285 million, net of cash acquired, for the acquisition of Synapse, with the remainder relating to the acquisition or funding of consolidated and unconsolidated investments) and $3.634 billion of capital expenditures and product development costs, offset in part by $690 million of cash acquired in the Merger and $1.851 billion of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2001 was due primarily to the sale of short-term investments previously held by America Online, which were acquired in 2000.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The cash used by investing activities of $5.889 billion on a pro forma basis in 2000 included $3.758 billion of cash used for acquisitions and investments (including approximately $475 million for the acquisition of Time4 Media and approximately $1.6 billion for the acquisition of the previously discussed short-term investments that were sold in 2001, with the remainder relating to the acquisition or funding of consolidated and unconsolidated investments) and $3.560 billion of capital expenditures and product development costs, offset in part by $1.431 billion of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2000 was due primarily to the sale of short-term investments previously held by America Online. AOL Time Warner’s capital spending and the related increase in capital spending is due principally to the Cable segment, as discussed more fully below, offset in part by lower capital spending levels at AOL Time Warner’s other business segments in the aggregate.

Financing Activities

Cash used by financing activities was $1.915 billion in 2001. This compares to cash provided by financing activities of $707 million on a pro forma basis in 2000. The use of cash in 2001 resulted primarily from the repurchase of approximately 75.8 million shares of AOL Time Warner common stock for cash totaling $3.031 billion, the redemption of mandatorily redeemable preferred securities of a subsidiary of $575 million and $63 million of dividends and partnership distributions, offset in part by $792 million of net incremental borrowings and $926 million of proceeds received principally from the exercise of employee stock options.

Cash provided by financing activities of $707 million on a pro forma basis in 2000 principally resulted from $374 million of net incremental borrowings and $704 million of proceeds received principally from the exercise of employee stock options. This cash provided from financing activities was partially offset by the repurchase of approximately 1.4 million shares of AOL Time Warner common stock at an aggregate cost of $65 million and the payment of $306 million of dividends and partnership distributions.

The decrease in dividend and partnership distributions in 2001 was primarily due to the absence in 2001 of dividends paid on AOL Time Warner’s common and preferred stock. The lower level of share repurchases on a pro forma basis in 2000 relates to the suspension of Time Warner’s share repurchase program as a result of the announced merger between America Online and Time Warner. In January 2001, after the Merger was consummated, AOL Time Warner’s Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of AOL Time Warner common stock over a two-year period. As previously discussed, during 2001, the Company repurchased approximately 75.8 million shares at a cost of approximately $3 billion. In an effort to maintain financial flexibility and investment capacity, the pace of share repurchases under this program may decrease in 2002.

Free Cash Flow

AOL Time Warner evaluates operating performance based on several factors including free cash flow, which is defined as cash provided by operations less capital expenditures, product development costs, dividend payments and partnership distributions. The comparability of AOL Time Warner’s free cash flow has been affected by certain significant transactions and nonrecurring items in each period. Specifically, AOL Time Warner’s free cash flow has been impacted by the cash impact of the significant and nonrecurring items previously discussed. In addition, free cash flow has been impacted by payments made in settling restructuring and merger-related liabilities. For 2001, these items aggregated approximately $1.408 billion of cash payments. For 2000 on a pro forma basis, these items aggregated approximately $110 million. Excluding the effect of these nonrecurring items, free cash flow increased to $3.005 billion for 2001 from $888 million on a pro forma basis

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

for 2000, primarily due to an increase in EBITDA, lower dividend payments and partnership distributions and reduced growth in other working capital requirements. On an as reported basis, free cash flow for 2001 was $1.597 billion, compared to $778 million on a pro forma basis for 2000.

TWE Cash Flow Restrictions

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

Capital Spending

AOL Time Warner’s overall capital spending for 2001 was $3.634 billion, an increase of $74 million over capital spending on a pro forma basis for 2000 of $3.560 billion. AOL Time Warner’s capital spending and the related increase in capital spending is due principally to the Cable segment, as discussed more fully below, offset in part by lower capital spending levels at AOL Time Warner’s other business segments in the aggregate.

Over the past three years, the Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by the Cable segment amounted to $2.221 billion in 2001, compared to $2.158 billion on a pro forma basis in 2000. As more systems are upgraded, the fixed portion of Cable’s capital spending is replaced with spending that varies based on the number of new subscribers. Capital spending by the Cable segment is expected to continue to be funded by the Cable segment’s operating cash flow.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Financial Capacity

At December 31, 2001, AOL Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements, of approximately $32.5 billion. Of this committed capacity, approximately $9.7 billion was available to fund future contractual obligations, including the previously discussed purchase of Bertelsmann’s interest in AOL Europe, and approximately $22.8 billion was outstanding as debt (refer to Note 10 to the accompanying consolidated financial statements for more details on outstanding debt). At December 31, 2001, total committed capacity, unused capacity and outstanding debt were as follows:

	Committed Capacity	Unused Capacity	Outstanding Debt
	(millions)
Bank credit agreements and commercial paper programs	$14,608	$9,663	$4,945
Fixed-rate public debt	17,615	—	17,615
Other fixed-rate obligations(a)	280	—	280

Total	$32,503	$9,663	$22,840

(a)	Includes debt due within one year of $48 million, which primarily relates to capital lease obligations.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Other Financing Arrangements

From time to time, the Company enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivables and backlog licensing contracts and the leasing of certain aircraft and property. The Company employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 11 years. The assets and financing associated with these arrangements generally qualify for off-balance sheet treatment. For more detail, see Note 10 to the accompanying consolidated financial statements.

The following table summarizes the Company’s financing arrangements with SPEs at December 31, 2001:

	Committed Capacity	Unused Capacity(a)	Outstanding Utilization
	(millions)
Accounts receivable securitization facilities	$1,480	$330	$1,150
Backlog securitization facility(b)	500	58	442
Real estate and aircraft operating leases(c)	448	93	355

Total other financing arrangements	$2,428	$481	$1,947

(a)	Ability to use accounts receivable securitization facilities and backlog securitization facility depends on availability of qualified assets.

(b)	The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

(c)
Represents current committed capacity. As discussed further in Note 10 to the accompanying consolidated financial statements, a portion of this committed capacity is being used to fund certain costs of AOL Time Warner’s future corporate headquarters, which is expected to ultimately cost approximately $800 million.

Rating Triggers and Financial Covenants

Each of the Company’s bank credit agreements and financing arrangements with SPEs contain customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event, which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the bank credit agreements and facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

As of December 31, 2001 and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company expects to take a one-time, noncash charge of approximately $54 billion upon adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This charge will not result in a violation of any of the Company’s covenants.

Contractual and Other Obligations

Firm Commitments

In addition to the above financing arrangements, the Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

The following table summarizes separately the Company’s material firm commitments at December 31, 2001 and the timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. Other than the AOL Europe purchase commitment, which is expected to be funded with available financial capacity, the Company expects to fund these commitments with operating cash flow generated in the normal course of business.

Nature of Firm Commitments	2002	2003-2005	2006 and thereafter	Total
	(millions)
Programming and production deals	$1,611	$2,401	$3,647	$7,659
AOL Europe purchase	7,005	—	—	7,005
Narrowband and broadband network providers	1,728	3,424	289	5,441
Operating leases	868	1,744	3,368	5,980
Other firm commitments	1,030	992	270	2,292

Total firm commitments	$12,242	$8,561	$7,574	$28,377

Following is a description of the Company’s firmly committed contractual obligations at December 31, 2001:

•	The networks (HBO, Turner and The WB Network) enter into agreements with movie studios to air movies they produce (e.g., programming and production deals).

•
As previously discussed, in January 2002, AOL Time Warner purchased 80% of Bertelsmann’s interest in AOL Europe for $5.3 billion, funded with available financial capacity, and has committed to purchase Bertelsmann’s remaining 20% interest in July 2002 for $1.45 billion. Additionally, in February 2002, certain redeemable preferred securities previously issued by AOL Europe were redeemed for $255 million.

•	AOL has minimum purchase commitments with various narrowband and broadband network providers in order to provide service to its subscribers.

•	Operating lease obligations primarily relate to the minimum lease rental obligations for the Company’s real estate and operating equipment in various locations around the world.

•	Other firm commitments include obligations to music artists, actors, authors and sports personnel and commitments to use certain printing facilities for the production of magazines and books.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Contingent Commitments

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of joint venture investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the joint venture investee. The Company does not expect that these contingent commitments will result in any amounts being paid by the Company in the near or foreseeable future.

The following table summarizes separately the Company’s contingent commitments at December 31, 2001. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not mean that the Company expects to incur an obligation to make any payments during that timeframe.

		Expiration of Commitments
Nature of Contingent Commitments	Total Commitments	2002	2003-2005	2006 and thereafter
	(millions)
Guarantees	$3,265	$241	$278	$2,746
Letters of credit and other contingent commitments	231	—	—	231

Total contingent commitments	$3,496	$241	$278	$2,977

Following is a description of the Company’s contingent commitments at December 31, 2001:

•
Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by formerly owned entities and joint ventures in which AOL Time Warner is a venture partner.

•
The Cable segment provides letters of credit for several of its joint ventures. Should these joint ventures default on their debts, AOL Time Warner would be obligated to cover these costs to the extent of the letters of credit. In addition, the Cable segment provides for letters of credit and surety bonds that are required by certain local governments when cable is being installed.

Equity Method Investments

Except as otherwise discussed above, AOL Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting. However, for certain of these investments, the Company expects to continue to provide funding in excess of amounts currently invested. For example, as previously discussed, in 2002 the Company has agreed to provide AOL Latin America with funding in the form of convertible notes of up to $160 million in aggregate principal.

Filmed Entertainment Backlog

Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of AOL Time Warner’s Filmed Entertainment companies was approximately $3.8 billion at December 31, 2001, compared to approximately $3.5 billion on a pro forma basis at December 31, 2000 (including amounts relating to the licensing of film product to AOL Time Warner’s Networks segment of approximately $1.231 billion at December 31, 2001 and approximately $1.269 billion on a pro forma basis at December 31, 2000).

Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 10 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. Of the approximately $3.8 billion of backlog relating to the Filmed Entertainment companies as of December 31, 2001, AOL Time Warner has recorded approximately $720 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the securitization facility and other advanced payments. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

MARKET RISK MANAGEMENT

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

AOL Time Warner has entered into variable-rate debt that, at December 31, 2001, had an outstanding balance of approximately $4.945 billion. Based on AOL Time Warner’s variable-rate obligations outstanding at December 31, 2001, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease AOL Time Warner’s annual interest expense and related cash payments by approximately $12 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

AOL Time Warner has entered into fixed-rate debt that, at December 31, 2001, had an outstanding balance of approximately $17.895 billion and a fair value of approximately $18.505 billion. Based on AOL Time Warner’s fixed-rate debt obligations outstanding at December 31, 2001, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $35 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to AOL Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). At December 31, 2001, AOL Time Warner had effectively hedged approximately 75% of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing hedging period. The hedging period covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign denominated revenues back into U.S. dollars, therefore, the hedging period covers a fifteen-month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

maturities of three months to fifteen months providing continuing coverage throughout the hedging period. At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates, compared to contracts for the sale of $648 million and the purchase of $582 million of foreign currencies on a pro forma basis at December 31, 2000.

Based on the foreign exchange contracts outstanding at December 31, 2001, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2001 would result in approximately $12 million of net unrealized losses. Conversely, a 5% appreciation of the U.S. dollar would result in $12 million of net unrealized gains. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

The Company is exposed to market risk as it relates to changes in market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes, many of which are Internet and technology companies. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2001, the Company had approximately $646 million of cost-method investments, primarily relating to private equity securities, approximately $1.942 billion of fair value investments, including approximately $1.911 billion of investments in unrestricted public equity securities held for purposes other than trading and approximately $31 million of equity derivative instruments, and approximately $4.298 billion of investments accounted for using the equity method of accounting.

The United States has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the AOL Time Warner portfolio. Similarly, AOL Time Warner experienced significant declines in the value of certain privately held investments and restricted securities. As a result, the Company has recorded an approximate $2.532 billion noncash pretax charge in 2001 and an approximate $799 million noncash pretax charge on a pro forma basis in 2000 (approximately $535 million on a historical basis) to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting and to reflect market fluctuation in derivative instruments (Note 8). While AOL Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value. See Note 8 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. AOL Time Warner believes the following represent the

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

critical accounting policies of the Company as contemplated by FRR 60. For a summary of all of the Company’s significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

Investments

The Company’s investments comprise of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis).

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than- temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

While AOL Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value.

Merger Accounting

The merger of America Online and Time Warner has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $147 billion to acquire Time Warner was allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

have useful lives that differ—the useful life of a customer list may not be the same as the useful life of a music catalogue or copyright. Consequently, to the extent a longer-lived asset (e.g., music copyright) is ascribed greater value under the purchase method than a shorter-lived asset (e.g., customer list), there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, AOL Time Warner used the one-year period following the consummation of the Merger to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, AOL Time Warner obtained appraisals from independent valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions were made based on available historical information.

The value of the Company’s intangible assets, including goodwill, is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. The Company periodically reviews intangible assets and goodwill for impairment using the guidance of applicable accounting literature.

In the first quarter of 2002, AOL Time Warner will adopt new rules for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to the Company’s operating segments, will impact the amount of impairment to be recognized upon adoption of the new accounting standard. It is expected that the adoption of FAS 142 will result in a one-time, noncash charge of approximately $54 billion, and will be reflected as a cumulative effect of an accounting change.

Revenue and Cost Recognition

There are two areas related to revenue and cost recognition which incorporate significant judgment and estimates by management—the accounting for multiple-element arrangements and the amortization of film costs resulting from the determination of revenue ultimates under the film accounting rules.

Multiple-Element Arrangements

In accounting for multiple-element arrangements, one of the key judgments to be made is the value that is attributable to the different contractual elements of the overall arrangement. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also could impact the amount of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by each of the segments, as discussed in Note 1.

In determining the amount of revenue that each segment should recognize, the Company follows the guidance contained in “Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers,” (“SAB 101 FAQ”). SAB 101 FAQ prescribes that in circumstances

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

where multiple elements are being sold, revenue should be allocated to each element based on the relative fair value of that element to the aggregate fair value of all elements, irrespective of the dollar amounts ascribed to each of the elements in the related contract. Accordingly, it is necessary for management to determine the fair value of each element. Such determination is judgmental and is typically based on the pricing of similar cash arrangements that are not part of a multi-element arrangement.

Filmed Entertainment Revenues and Costs

An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, while a film is being produced and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred including exploitation costs, in order to determine whether the value of a film has been impaired and thus requires an immediate write off of unrecoverable film cost. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets throughout its life cycle is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film and the expected number of theatres at which the film will be released. Management updates such estimates based on the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would generally have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would result in the understatement of amortized film costs for the period.

Sales Returns and Uncollectible Accounts

One area of judgment affecting reported revenue and net income is management’s estimate of product sales that will be returned and the amount of receivables that will ultimately be collected. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of AOL Time Warner’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and an analysis of receivables aging that determines the percent that has historically been uncollected by aged category. Based on this information, management reserves an amount that is believed to be uncollectible.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

AOL Time Warner operates in highly competitive, consumer-driven and rapidly changing Internet, media and entertainment businesses. These businesses are affected by government regulation, economic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. AOL Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could also cause actual results to differ from those contained in the forward-looking statements, including those identified in AOL Time Warner’s other filings with the SEC and the following:

•
For AOL Time Warner’s America Online businesses, the ability to develop new products and services to remain competitive; the ability to develop, adopt or have access to new technologies; the ability to successfully implement its broadband strategy; the ability to have access to distribution channels controlled by third parties; the ability to retain and grow the subscriber base; the ability to provide adequate server, network and system capacity; the risk of unanticipated increased costs for network services; increased competition from providers of Internet services; the ability to maintain or enter into new electronic commerce, advertising, marketing or content arrangements; the ability to maintain and grow market share in the enterprise software industry; the risks from changes in U.S. and international regulatory environments affecting interactive services; and the ability to continue to expand successfully internationally.

•
For AOL Time Warner’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; and greater than expected increases in programming or other costs.

•
For AOL Time Warner’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments, which may facilitate piracy of the Company’s copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

•	For AOL Time Warner’s network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

•
For AOL Time Warner’s music business, its ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists; its ability to continue to enforce its intellectual property rights in digital environments; piracy of programming by means of Internet peer-to-peer file sharing; its ability to develop a successful business model applicable to a digital online environment; the potential repeal of Subsection (6) of California Labor Code Section 2855 regarding the maximum length of personal service contracts; the potential repeal of the Sonny Bono Copyright Term Extension Act; risks associated with foreign currency exchange rates; and the overall strength of global music sales.

•
For AOL Time Warner’s print media and publishing businesses, fluctuations in spending levels by advertisers and consumers; unanticipated increases in paper, postal and distribution costs (including costs resulting from financial pressure on the U.S. Postal Service); increased costs and business disruption resulting from instability in the newsstand distribution channel; the introduction and increased popularity of alternative technologies for the provision of news and information; and the ability to continue to develop new sources of circulation.

•
The risks related to the continued successful operation of the businesses of AOL Time Warner on an integrated basis and the possibility that the Company will not be able to continue to realize the benefits of the combination of these businesses.

In addition, the Company’s overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the Company’s plans, strategies and intentions.

AOL TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
December 31,
(millions, except per share amounts)

	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)
ASSETS

Current assets
Cash and equivalents	$719	$3,300	$2,610
Short-term investments	—	886	886
Receivables, less allowances of $1.889 billion, $1.725 billion and $97 million	6,054	6,033	464
Inventories	1,791	1,583	—
Prepaid expenses and other current assets	1,710	1,908	711

Total current assets	10,274	13,710	4,671

Noncurrent inventories and film costs	6,853	6,235	—
Investments, including available-for-sale securities	6,886	9,472	3,824
Property, plant and equipment	12,684	11,174	1,041
Music catalogues and copyrights	2,927	2,500	—
Cable television and sports franchises	27,109	31,700	—
Brands and trademarks	10,684	10,000	—
Goodwill and other intangible assets	128,338	128,824	713
Other assets	2,804	2,432	578

Total assets	$208,559	$216,047	$10,827

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,257	$2,125	$105
Participations payable	1,253	1,190	—
Royalties and programming costs payable	1,515	1,488	—
Deferred revenue	1,456	1,660	1,063
Debt due within one year	48	45	2
Other current liabilities	6,443	6,163	1,158

Total current liabilities	12,972	12,671	2,328

Long-term debt	22,792	21,318	1,411
Deferred income taxes	11,260	15,165	—
Deferred revenue	1,054	1,277	223
Other liabilities	4,819	4,050	87
Minority interests	3,591	3,364	—
Mandatorily redeemable preferred securities of a subsidiary holding solely debentures of a subsidiary of the Company	—	575	—

Shareholders’ equity
Series LMCN-V common stock, $.01 par value, 171.2 million shares outstanding at December 31, 2001 and December 31, 2000 pro forma	2	2	—
AOL Time Warner (and America Online as predecessor) common stock, $.01 par value, 4.258, 4.101 and 2.379 billion shares outstanding	42	41	24
Paid-in capital	155,172	155,796	4,966
Accumulated other comprehensive income, net	49	61	61
Retained earnings (loss)	(3,194)	1,727	1,727

Total shareholders’ equity	152,071	157,627	6,778

Total liabilities and shareholders’ equity	$208,559	$216,047	$10,827

(a)
AOL Time Warner’s historical financial statements for the prior period represent the financial results of America Online, as predecessor to AOL Time Warner. In order to enhance comparability, unaudited pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000 (Note 1).

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
Revenues:
Subscriptions	$16,543	$14,733	$4,777	$3,874
Advertising and commerce	8,487	8,744	2,369	1,240
Content and other	13,204	12,736	557	610

Total revenues(b)	38,234	36,213	7,703	5,724

Cost of revenues(b)	(20,704)	(19,887)	(3,874)	(3,324)
Selling, general and administrative(b)	(9,596)	(9,550)	(1,902)	(1,390)
Amortization of goodwill and other intangible assets	(7,231)	(7,032)	(100)	(68)
Gain on sale or exchange of cable television systems	—	28	—	—
Merger-related costs	(250)	(155)	(10)	(123)

Operating income (loss)	453	(383)	1,817	819

Interest income (expense), net	(1,379)	(1,373)	275	138
Other income (expense), net(b)	(3,539)	(1,356)	(208)	677
Minority interest expense	(310)	(264)	—	—

Income (loss) before income taxes and cumulative effect of accounting change	(4,775)	(3,376)	1,884	1,634

Income tax provision	(146)	(551)	(732)	(607)

Income (loss) before cumulative effect of accounting change	(4,921)	(3,927)	1,152	1,027
Cumulative effect of accounting change, net of $295 million income tax benefit	—	(443)	—	—

Net income (loss)	(4,921)	(4,370)	1,152	1,027
Preferred dividend requirements	—	(14)	—	—

Net income (loss) applicable to common shares	$(4,921)	$(4,384)	$1,152	$1,027

Basic income (loss) per common share before cumulative effect of accounting change	$(1.11)	$(0.92)	$0.50	$0.47
Cumulative effect of accounting change	—	(0.10)	—	—

Basic net income (loss) per common share	$(1.11)	$(1.02)	$0.50	$0.47

Average basic common shares	4,429.1	4,300.8	2,323.0	2,199.0

Diluted income (loss) per common share before cumulative effect of accounting change	$(1.11)	$(0.92)	$0.45	$0.40
Cumulative effect of accounting change	—	(0.10)	—	—

Diluted net income (loss) per common share	$(1.11)	$(1.02)	$0.45	$0.40

Average diluted common shares	4,429.1	4,300.8	2,595.0	2,599.0

(a)
AOL Time Warner’s historical financial statements for the prior periods represent the financial results of America Online, as predecessor to AOL Time Warner. In order to enhance comparability, unaudited pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000 (Note 1).

(b)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$721	$762	$99	$68
Cost of revenues	(327)	(212)	—	—
Selling, general and administrative	10	(32)	10	6
Other income (expense), net	11	(19)	—	—

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
OPERATING ACTIVITIES
Net income (loss)	$(4,921)	$(4,370)	$1,152	$1,027
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	—	443	—	—
Depreciation and amortization	9,203	8,650	444	316
Amortization of film costs	2,380	2,032	—	—
Loss on writedown of investments	2,537	517	465	—
Net gains on sale of investments	(34)	(486)	(358)	(681)
Net gains on sale or exchange of cable systems and investments	—	(37)	—	—
Equity in losses of other investee companies after distributions	975	1,224	36	5
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(484)	(924)	(84)	(134)
Inventories	(2,801)	(2,291)	—	—
Accounts payable and other liabilities	(1,952)	1,259	1,014	1,543
Other balance sheet changes	391	(1,373)	(711)	(436)

Cash provided by operating activities	5,294	4,644	1,958	1,640

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	690	—	—	—
Investments and acquisitions	(4,177)	(3,758)	(2,348)	(2,476)
Capital expenditures and product development costs	(3,634)	(3,560)	(785)	(612)
Investment proceeds	1,851	1,431	812	769
Other	—	(2)	(2)	(28)

Cash used by investing activities	(5,270)	(5,889)	(2,323)	(2,347)

FINANCING ACTIVITIES
Borrowings	10,692	4,660	104	1,286
Debt repayments	(9,900)	(3,043)	(1)	(22)
Borrowings against future stock option proceeds	—	2	—	—
Repayments of borrowings against future stock option proceeds	—	(1,245)	—	—
Redemption of mandatorily redeemable preferred securities of subsidiary	(575)	—	—	—
Proceeds from issuance of stock, primarily exercise of stock option and dividend reimbursement plans	926	704	318	494
Repurchases of common stock	(3,031)	(65)	—	—
Dividends paid and partnership distributions	(63)	(306)	—	—
Other	36	—	—	(29)

Cash provided (used) by financing activities	(1,915)	707	421	1,729

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,891)	(538)	56	1,022

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,610	3,838	2,554	1,532

CASH AND EQUIVALENTS AT END OF PERIOD	$719	$3,300	$2,610	$2,554

(a)
AOL Time Warner’s historical financial statements for the prior periods represent the financial results of America Online, as predecessor to AOL Time Warner. In order to enhance comparability, unaudited pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000 (Note 1).

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE AT DECEMBER 31, 1998	$20	$2,134	$(292)	$1,862
Net income	—	—	1,027	1,027
Unrealized gains on securities, net of $820 million tax provision	—	—	1,339	1,339

Comprehensive income	—	—	2,366	2,366

Investment in Gateway Inc.	—	100	—	100
Shares issued in connection with the conversion of convertible debt	—	101	—	101
Shares issued pursuant to stock option, warrant and employee stock purchase plans, including $551 million tax benefit	3	1,032		1,035
Amortization of compensatory stock options	—	21	—	21
Sale of stock, net	—	10	—	10
Other	—	868	(32)	836

BALANCE AT DECEMBER 31, 1999	23	4,266	2,042	6,331
Net income	—	—	1,152	1,152
Realized and unrealized losses on derivative financial instruments, net of a $1 million tax benefit	—	—	(1)	(1)
Unrealized losses on securities, net of $861 million tax benefit	—	—	(1,405)	(1,405)

Comprehensive loss	—	—	(254)	(254)

Shares issued for acquisitions	—	275	—	275
Shares issued in connection with the conversion of convertible debt	—	244	—	244
Shares issued pursuant to stock option and employee stock purchase plans, including $711 million tax benefit	1	1,028	—	1,029
Amortization of compensatory stock options	—	13	—	13
Other	—	(860)	—	(860)

BALANCE AT DECEMBER 31, 2000	24	4,966	1,788	6,778
Shares issued in connection with the America Online-Time Warner merger	19	146,411	—	146,430
Reversal of America Online’s deferred tax valuation allowance	—	4,419	—	4,419

Balance at December 31, 2000 adjusted to give effect to America Online-Time Warner merger	43	155,796	1,788	157,627
Net loss(a)	—	—	(4,921)	(4,921)
Foreign currency translation adjustments	—	—	(11)	(11)
Unrealized gains on securities, net of $2 million tax provision(a)	—	—	4	4
Realized and unrealized losses on derivative financial instruments, net of $3 million tax benefit	—	—	(5)	(5)

Comprehensive (loss)	—	—	(4,933)	(4,933)

Repurchases of AOL Time Warner common stock	(1)	(3,045)	—	(3,046)
Shares issued pursuant to stock options, restricted stock, dividend reinvestment and benefit plans including $1.446 billion income tax benefit	2	2,421	—	2,423

BALANCE AT DECEMBER 31, 2001	$44	$155,172	$(3,145)	$152,071

(a)
Includes a $34 million pretax reduction (tax effect of $14 million) related to realized gains on the sale of securities in 2001 and an increase of $629 million pretax (tax effect of $251 million) related to impairment charges on investments that had experienced other-than-temporary declines. These charges are included in the 2001 net loss.

See accompanying notes.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Description of Business

AOL Time Warner Inc. (“AOL Time Warner” or the “Company”) is the world’s first Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner. The Merger was structured as a stock-for-stock exchange, and was accounted for by AOL Time Warner as an acquisition of Time Warner using the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired was recorded as goodwill.

AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing. Financial information for AOL Time Warner’s various business segments is presented in Note 17.

Each of the business interests within AOL Time Warner—AOL, Cable, Filmed Entertainment, Networks, Music and Publishing—is important to management’s objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading worldwide Internet services, such as AOL and Compuserve, leading Web properties, such as Netscape, Moviefone and MapQuest, instant messaging services, such as ICQ and AOL Instant Messenger, and AOL music properties, such as the AOL Music Channel, Winamp and SHOUTcast, (2) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (3) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (4) leading television networks, such as The WB Network, HBO, Cinemax, CNN, TNT, TBS Superstation and Cartoon Network, (5) copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International and (6) magazine franchises, such as Time, People and Sports Illustrated.

America Online, as predecessor to AOL Time Warner, was incorporated in the state of Delaware in May 1985. Based in Dulles, Virginia, America Online, as noted above, is the world’s leader in interactive services, Web properties, Internet technologies and electronic commerce services.

Basis of Presentation

America Online-Time Warner Merger

The Merger was accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. The financial results for Time Warner have been included in AOL Time Warner’s results since January 1, 2001, as permitted under generally accepted accounting principles. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner,

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including transaction costs, was allocated to its underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. This allocation includes intangible assets, such as film and television libraries, music catalogues and copyrights, cable television and sports franchises, and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

Weighted-Average Useful Life
(Years)
Film and television libraries	17
Music catalogues and copyrights	20
Cable television and sports franchises	25
Brands and trademarks	34
Subscriber lists	5
Goodwill	25

As discussed further below, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. Consequently, goodwill and some intangible assets recognized in connection with the Merger will no longer be amortized, beginning in the first quarter of 2002.

Because the Merger was not consummated on or before December 31, 2000, the accompanying historical financial statements and notes for 2000 and 1999 reflect only the financial results of America Online, as predecessor to AOL Time Warner. However, in order to enhance comparability, pro forma consolidated financial statements for 2000 are presented supplementally to illustrate the effects of the Merger on the historical financial position and operating results of America Online. The pro forma financial information for AOL Time Warner, which is unaudited, is presented as if the Merger between America Online and Time Warner had occurred on January 1, 2000. These results also reflect reclassifications of each company’s historical operating results and segment information to conform to the combined Company’s financial statement presentation, as follows:

•	Time Warner’s digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a separate reportable segment;

•
Income and losses related to investments accounted for using the equity method of accounting and gains and losses on the sale of investments have been reclassified from operating income (loss) to other income (expense), net;

•	Corporate expenses have been reclassified to selling, general and administrative costs as a reduction of operating income (loss); and

•	Merger-related costs have been moved from other income (expense), net, to operating income (loss).

Investment in Time Warner Entertainment Company, L.P.

A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Principles

Cumulative Effect of Change in Film Accounting Principle

In June 2000, Time Warner adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 00-2, “Accounting by Producers and Distributors of Films” (“SOP 00-2”). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to Time Warner’s previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets.

Time Warner had adopted the provisions of SOP 00-2, retroactively to the beginning of 2000. As a result, AOL Time Warner’s pro forma net loss in 2000 includes a one-time, noncash, after-tax charge of $443 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations on a pro forma basis.

Revenue Classification Changes

Securities and Exchange Commission Staff Accounting Bulletin No. 101

In the fourth quarter of 2000, both America Online and Time Warner adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While both America Online’s and Time Warner’s existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified in the AOL, Networks and Music segments. As a result of applying the provisions of SAB 101, the Company’s revenues and costs were reduced by an equal amount of $359 million on a pro forma basis for 2000 ($161 million on a historical basis) and $29 million for 1999.

Emerging Issues Task Force Issue No. 01-09

In April 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 will be effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. As a result of applying the provisions of EITF 01-09, AOL Time Warner management believes that the Company’s revenues and costs will be reduced by an equal amount of approximately $195 million in 2001 and approximately $165 million on a pro forma basis for 2000 (approximately $10 million on a historical basis). Once adopted, the new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions.

Reimbursement of “Out-of-Pocket” Expenses

In November 2001, the FASB Staff issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and will be effective for AOL Time Warner in the first quarter of 2002. As a result of this classification change, AOL Time Warner will present cable franchise taxes collected from subscribers as revenues. As a result of applying the guidance of Topic D-103, AOL Time Warner management believes that the Company’s revenues and costs will be increased by an equal amount of approximately $280-$320 million, having no impact on operating income or EBITDA. Once adopted, the new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions.

Accounting for Business Combinations

In July 2001, the FASB issued Statements No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for AOL Time Warner in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001.

AOL Time Warner is in the process of finalizing the impact of adopting the provisions of FAS 142, which is expected to be significant. Upon adoption, AOL Time Warner will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. In addition, AOL Time Warner will stop amortizing approximately $38 billion of intangible assets deemed to have an indefinite useful life, primarily intangible assets related to cable franchises and certain brands and trademarks. Based on the current levels of goodwill and intangible assets deemed to have an indefinite useful life, the adoption of FAS 142 will reduce annual amortization expense by approximately $6.7 billion. Similarly, with respect to equity investees, other expense, net, will be reduced by approximately $500 million. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping the amortization of goodwill, certain intangible assets and the goodwill included in the carrying value of equity investees, after considering the portion applicable to minority shareholders, would be to increase AOL Time Warner’s annual net income by approximately $6.3 billion.

As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. In addition, when FAS 142 is initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date will need to be reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer, in a reasonable and supportable manner. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger will be reallocated to the AOL segment resulting in a change in segment assets.

As a result of this initial review for impairment, AOL Time Warner expects to record a one-time, noncash charge of approximately $54 billion upon adoption of the new accounting standard in the first quarter of 2002. Such charge is non-operational in nature and will be reflected as a cumulative effect of an accounting change.

Asset Retirement Obligations

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-lived assets and the associated asset retirement costs. FAS 143 will be effective for AOL Time Warner in the first quarter of 2002. AOL Time Warner management does not expect that the application of the provisions of FAS 143 will have a material impact on AOL Time Warner’s consolidated financial statements.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 will be effective for AOL Time Warner in the first quarter of 2002. AOL Time Warner management does not expect that the application of the provisions of FAS 144 will have a material impact on AOL Time Warner’s consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on AOL Time Warner’s consolidated financial statements.

Summary of Significant Accounting Policies

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of AOL Time Warner and all companies in which AOL Time Warner has a controlling voting interest (“subsidiaries”), as if AOL Time Warner and its subsidiaries were a single company. Intercompany accounts and transactions between the consolidated companies have been eliminated.

Investments in companies in which AOL Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when AOL Time Warner owns between 20% and 50% of the investee. However, in certain circumstances, AOL Time Warner’s ownership percentage exceeds 50% but the Company accounts for the investment using the equity method because the minority shareholders hold certain rights which allow them to participate in the day-to-day operations of the business.

Under the equity method, only AOL Time Warner’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only AOL Time Warner’s share of the investee’s earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows. In circumstances where the Company’s ownership in an investee is in the form of a preferred security or otherwise senior security, AOL Time Warner’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical- liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in companies in which AOL Time Warner does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net-of-tax, in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss) until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value and investments accounted for at cost are included in income when declared.

Business Combinations

Business combinations have been accounted for using either the purchase method or the pooling-of-interests method of accounting. Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the effective date of acquisition. The cost to acquire companies, including transaction costs, have been allocated to the underlying net assets of the acquired company in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired has been recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed in the period of acquisition. In certain purchase business combinations, the Company may review the operations of the acquired company and implement plans to restructure its operations. As a result, the Company may accrue a liability related to these restructuring plans using the criteria prescribed in EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The impact of accruing these liabilities in connection with a purchase business combination is that the related cost is reflected as a liability assumed in the acquisition and results in additional goodwill as opposed to being included as a charge in the current period determination of income (Note 3).

Other business combinations completed by America Online prior to the Merger have been accounted for under the pooling-of-interests method of accounting. In such cases, the assets, liabilities and stockholders’ equity of the acquired entities were combined with America Online’s respective accounts at recorded values. Prior period financial statements have been restated to give effect to the combination unless the effect of the business combination is not material to the financial statements of America Online (Note 2). As previously discussed, FAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, effective July 1, 2001.

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of anticipated revenues and cash flows from investments and the sale of future and existing consumer products, including music and publishing-related products, as well as from the distribution of theatrical and television product, in order to evaluate the ultimate recoverability of accounts receivable, film inventory, artist and author advances and investments recorded as assets in the consolidated balance sheet. Accounts receivable and sales of product in the music and publishing industries, as well as sales of home video product in the filmed entertainment industry, are subject to customers’ rights to return unsold items. In addition, significant estimates have been used in accounting for business combinations accounted for using the purchase method of accounting.

Management periodically reviews such estimates and it is reasonably possible that management’s assessment of recoverability of accounts receivable, individual films and television product, individual artist and author advances, and investments may change based on actual results and other factors.

Revenues and Costs

AOL

Subscription revenues are recognized over the period that services are provided. Advertising and commerce revenues and content and other revenues are recognized as the services are performed or when the goods are delivered. AOL generates advertising revenues based on two types of contracts: standard and nonstandard. The revenues derived from standard advertising contracts, in which AOL provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. The revenues derived from nonstandard advertising contracts, which provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized, on a straight-line basis, over the term of the contract, provided AOL is meeting its obligations under the contract. Deferred revenue consists primarily of prepaid electronic commerce and advertising fees, and monthly and annual prepaid subscription fees billed in advance.

AOL enters into rebate and other promotional programs with its commerce partners. During 1999, AOL began to offer rebates to subscribers who agree to subscribe for a defined period of time. AOL capitalizes the cost of the rebates and amortizes the amount as a reduction of revenues over the period in which services are performed and/or goods are delivered.

For other promotional programs, in which consumers are typically offered a subscription to AOL’s subscription services at no charge as a result of purchasing a product from the commerce partner, AOL records subscription revenue, based on net amounts received from the commerce partner, if any, on a straight-line basis over the term of the service contract with the subscriber.

Publishing and Music

The unearned portion of paid magazine subscriptions is deferred until magazines are delivered to subscribers. Upon each delivery, a proportionate share of the gross subscription price is included in revenues. Magazine advertising revenues are recognized when the advertisements are published.

In accordance with industry practice, certain products (such as magazines, books, home videocassettes, compact discs, DVDs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories of books, compact discs and DVDs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out and average cost methods. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

Cable and Networks

A significant portion of cable system and network programming revenues are derived from subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues are recognized in the period that the advertisements are exhibited. The costs of rights to exhibit feature films and other programming on the networks during one or more availability periods (“programming costs”) generally are recorded when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

Filmed Entertainment

Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is completed principally within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

Television films and series are initially produced for the broadcast networks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited.

License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable is referred to as “backlog.”

Inventories of theatrical and television product are stated at the lower of unamortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire Time Warner in 2001 was allocated to its theatrical and television product, including an allocation to purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Film inventories generally include the unamortized cost of completed theatrical and television films, theatrical films and television series in production pursuant to a contract of sale,

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

film rights acquired for the home video market, advances pursuant to agreements to distribute third-party films and the Library.

Barter Transactions

AOL Time Warner enters into transactions that exchange advertising for advertising. Such transactions are recorded at the estimated fair value of the advertising received or given in accordance with the provisions of the EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” In addition, AOL Time Warner enters into transactions that exchange advertising for products and services, which are accounted for similarly. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to the Company’s consolidated statement of operations for all periods.

Multiple-Element Arrangements

In the normal course of business, AOL Time Warner’s Global Marketing Solutions facilitates the sale of advertising inventory which covers more than one AOL Time Warner segment (“multiple-element arrangements”). For example, a single marketing partner may purchase an advertising package from AOL Time Warner to provide the customer with print advertising at Time Inc., online promotion across the Internet at AOL and on-air commercial spots across various networks at the Cable segment, Turner and The WB Network. Multiple-element arrangements also include situations where the Company is both a vendor and a customer with the same counterparty.

In accounting for these multiple-element arrangements, one of the key judgments to be made is the value that is attributable to the different contractual elements of the overall contract. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also could impact the amount of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by each of the segments, as previously discussed.

In determining the amount of revenue that each segment should recognize, the Company follows the guidance contained in SAB 101: Frequently Asked Questions and Answers (“SAB 101 FAQ”). The SAB 101 FAQ prescribes that in circumstances where multiple elements are being sold, revenue should be allocated to each element based on the relative fair value of that element to the aggregate fair value of all elements, irrespective of the dollar amounts ascribed to each of the elements in the related contract. Accordingly, it is necessary for management to determine the fair value of each element. When available, such determination is based on the pricing of similar cash arrangements that are not part of a multi-element arrangement (e.g., advertising spots are valued based on third-party pricing for similar time slots and placement).

Advertising Costs

AOL Time Warner expenses advertising costs for theatrical and television product as incurred in accordance with AICPA SOP 00-2. In accordance with AICPA SOP 93-7, “Reporting on Advertising Costs,” other advertising costs, including advertising associated with the launch of new cable channels and products, are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of subscriber acquisition costs, product promotional mailings, broadcast advertising, catalogs and other promotional costs incurred in the Company’s direct-marketing businesses. Deferred advertising costs generally are amortized over periods of up to eighteen months subsequent to the promotional event using straight-line or accelerated methods, with a significant portion of such costs amortized in twelve months or less. Deferred advertising costs for AOL Time Warner were $47 million at December 31, 2001 and $151 million at

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000 ($23 million on a historical basis at December 31, 2000). Advertising expense was $3.757 billion in 2001, $3.522 billion on a pro forma basis in 2000 ($829 million on a historical basis) and $575 million in 1999.

Cash and Equivalents

Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Derivative and Financial Instruments

Effective January 1, 2001, AOL Time Warner adopted FASB Statement No. 133, as amended by FASB Statement No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Prior to the Merger, Time Warner had elected to early adopt the provisions of FAS 133, effective July 1, 1998, as permitted under the standard; therefore, on a pro forma basis in 2000, AOL Time Warner’s financial results include the impact of applying the provisions of FAS 133, which was not significant on the historical results of Time Warner. FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of FAS 133 did not have a material effect on AOL Time Warner’s financial statements (Note 16).

The carrying value of AOL Time Warner’s financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 10) and certain differences relating to investments accounted for at cost and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight–line method over useful lives ranging up to forty years for buildings and related improvements and up to sixteen years for furniture, fixtures, cable television equipment and other equipment. Property, plant and equipment consists of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Land and buildings	$2,107	$2,042	$440
Cable television equipment	9,966	7,728	—
Furniture, fixtures and other equipment	4,329	3,337	1,297

	16,402	13,107	1,737
Less accumulated depreciation	(3,718)	(1,933)	(696)

Total	$12,684	$11,174	$1,041

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

In accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” AOL Time Warner capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in other assets in the accompanying consolidated balance sheet.

AOL’s subscription services are comprised of various features which contribute to the overall functionality of the services. AOL capitalizes costs incurred for the production of computer software that generates the functionality within its products. Capitalized costs include direct labor and related overhead for software produced by AOL and the cost of software purchased from third parties. All costs in the software development process, which are classified as research and development, are expensed as incurred until technological feasibility has been established. Included in cost of revenues are research and development costs totaling $105 million in 2001, $129 million on both a pro forma and historical basis in 2000 and $131 million in 1999. Product development costs are included in other assets in the accompanying consolidated balance sheet.

Intangible Assets

As a creator and distributor of branded information and entertainment copyrights, AOL Time Warner has a significant and growing number of intangible assets, including goodwill, cable television and sports franchises, film and television libraries, music catalogues, contracts and copyrights, and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, AOL Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films, television series and compact discs, generally are either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles and new television networks, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. As of January 1, 2001, in connection with the Merger, the intangible assets of Time Warner, including the significant value of internally generated intangible assets, were recorded at fair value on AOL Time Warner’s consolidated balance sheet. However, the fair value of internally generated intangible assets of America Online’s businesses, and increases in the fair value of or creation of intangible assets related to Time Warner businesses subsequent to the consummation of the Merger, are not reflected on AOL Time Warner’s consolidated balance sheet.

As discussed previously, AOL Time Warner amortizes goodwill, cable television franchises and sports franchises over a weighted-average useful life of twenty-five years using the straight-line method. Film and television libraries, music catalogues and copyrights, and other intangible assets are amortized over a weighted-average useful life of up to twenty years using the straight-line method. Brands and trademarks are amortized over a weighted-average useful life of thirty-four years using the straight-line method. Amortization of goodwill and intangible assets was $7.231 billion in 2001, $7.032 billion on a pro forma basis in 2000 ($100 million on a historical basis) and $68 million in 1999. Accumulated amortization of goodwill and intangible assets was $8.599 billion at December 31, 2001 and $1.285 billion on a pro forma basis at December 31, 2000 ($225 million on a historical basis).

AOL Time Warner periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether an impairment may exist. AOL Time Warner considers relevant cash flow and profitability

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets or goodwill will not be recovered from the undiscounted future cash flows, the carrying value of such intangible assets or goodwill would be considered impaired. An impairment charge for intangible assets is measured as any deficiency in the amount of estimated fair value of the acquired intangible assets over its carrying value. An impairment charge for goodwill is measured as any deficiency in the amount of estimated undiscounted future cash flows, determined on an enterprise-wide basis, in relation to the net shareholders’ equity of AOL Time Warner.

As discussed previously, FAS 142, which is effective January 1, 2002, requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed annually for impairment. Pursuant to FAS 142, impairment for intangible assets deemed to have an indefinite useful life exists if the carrying value of the intangible asset exceeds its fair value. This differs from AOL Time Warner’s current policy, in accordance with current accounting standards, of using undiscounted cash flows of the intangible asset to determine its recoverability. Under FAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. This differs from AOL Time Warner’s current policy, in accordance with current accounting standards, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

Income Taxes

Income taxes are provided using the liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the tax effect of net operating loss and investment carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and investment tax credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill.

Since the principal operations of TWE are conducted by partnerships, AOL Time Warner’s income tax expense for all periods includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE.

Stock-Based Compensation

The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. AOL Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note 14).

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of AOL Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by AOL Time Warner. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of AOL Time Warner’s common stock and Series LMCN-V common stock. Diluted income (loss) per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported on the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss), consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss). For AOL Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments and foreign currency translation gains and losses.

The following summary sets forth the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Losses	Unrealized Gains on Securities	Derivative Financial Instrument Losses	Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at December 31, 2000 on a historical basis	$—	$62	$(1)	$61
2001 activity	(11)	4	(5)	(12)

Balance at December 31, 2001	$(11)	$66	$(6)	$49

Reclassifications

Certain reclassifications have been made to the prior year’s financial information to conform to the 2001 presentation, including reclassifications of each company’s historical results as previously discussed.

2.    OTHER BUSINESS COMBINATIONS

In 2001, AOL Time Warner acquired businesses for an aggregated purchase price of approximately $2.2 billion, substantially all of which was paid in cash during the year. Of these amounts, approximately $1.6 billion relates to the October acquisition of 100% of IPC Group Limited, the parent company of IPC Media (“IPC”), and approximately $285 million, net of cash acquired, relates to the December acquisition of an additional 60% interest in Synapse Group Inc. (“Synapse”). IPC is the leading consumer magazine publisher in the United Kingdom with approximately 80 titles, including Woman’s Own, Marie Claire and Horse & Hound. The financial results of IPC have been included in AOL Time Warner’s consolidated results since October 1, 2001. Synapse is a leading U.S. magazine subscription agent. AOL Time Warner had a previous ownership interest in Synapse of approximately 20%, which was accounted for using the equity method of accounting. The results of Synapse have been included in the consolidated results of AOL Time Warner since December 1, 2001. In addition, during 2001, AOL Time Warner completed the acquisitions of Business 2.0, eVoice, Inc., InfoInteractive Inc., Obongo, Inc. and various cable systems and other businesses.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOL Time Warner is currently in the process of allocating the purchase price paid to acquire IPC and Synapse. Based upon a preliminary purchase price allocation, as of December 31, 2001, approximately $1.9 billion of the purchase price has been allocated to goodwill of the Publishing segment. As discussed in Note 1, because the provisions of FAS 142 are applicable to business combinations consummated after June 30, 2001, no amortization of goodwill relating to these acquisitions was recognized during 2001. In addition, approximately $25 million has been allocated to subscription lists, which are being amortized over a 5-year useful life. The acquisition of IPC and Synapse were both made by AOL Time Warner’s Publishing segment.

In 2000, on both a pro forma and historical basis, America Online entered into several business combinations accounted for under the purchase method of accounting, including the acquisitions of 100% of Quack.com, Inc., iAmaze, Inc., LocalEyes Corporation and the 20% interest in Digital City, Inc. that it did not already own. The aggregate purchase price, including transaction costs, was approximately $357 million. America Online recognized goodwill of approximately $343 million on these acquisitions which is being amortized over useful lives of up to 10 years. The financial results of these acquisitions have been included in America Online’s financial results since their respective acquisition dates. In addition, America Online completed mergers with Prophead Development, Inc. (“Prophead”) and MapQuest.com Inc. (“MapQuest”) which were accounted for using the pooling-of-interests method. In connection with these mergers, America Online issued approximately 12.3 million shares for all of the outstanding common shares of the acquired companies. As Prophead’s historical results were not material in relation to those of America Online, the financial information prior to the acquisition of Prophead has not been restated to reflect the results of this acquisition. The accompanying financial statements have been restated to include the results of MapQuest for all periods presented. For the years ended December 31, 2000 (through the date of the merger) and 1999, MapQuest’s revenues were approximately $22 million and $35 million, respectively, and the net loss was approximately $22 million and $18 million, respectively.

In 1999, America Online completed mergers with Tegic Communications, Inc. (“Tegic”), Moviefone Inc. (“Moviefone”), Netscape Communications Corporation (“Netscape”), Nullsoft Inc. (“Nullsoft”), Spinner Networks Incorporated (“Spinner”) and When, Inc., which were accounted for using the pooling-of-interests method, in which each company became a wholly owned subsidiary of America Online. In connection with these mergers, America Online issued approximately 212.3 million shares for all of the outstanding common and preferred shares of the acquired companies. Because the historical results of Tegic and Moviefone were not material in relation to those of America Online, the financial information prior to the respective acquisition of Tegic and Moviefone has not been restated to reflect the respective results of these acquisitions. The accompanying financial statements have been restated to include the operations of Netscape, Nullsoft, Spinner and When, Inc. for all periods presented. For the year ended December 31, 1999 (through the respective dates of the mergers) these companies, primarily Netscape, had revenues of approximately $165 million and a net loss of $56 million.

3.    MERGER-RELATED COSTS

In accordance with generally accepted accounting principles, AOL Time Warner generally treats merger-related costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger-related costs do not meet the criteria for capitalization and are expensed as incurred, including merger-related costs incurred in business combinations accounted for using the pooling-of-interests method of accounting. Merger-related costs expensed as incurred were $250 million in 2001, $155 million in 2000 ($10 million on a historical basis) and $123 million in 1999.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

America Online-Time Warner Merger

Merger-Related Costs Capitalized as a Cost of Acquisition

In connection with the Merger, the Company has reviewed its operations and implemented several plans to restructure the operations of America Online and Time Warner (“restructuring plans”). As part of the restructuring plans, the Company accrued an initial restructuring liability of approximately $965 million during the first quarter of 2001. The Company accrued an additional liability of approximately $375 million during the year as additional initiatives met the accounting criteria required for accrual. The restructuring accruals relate to costs to exit and consolidate certain activities of Time Warner, as well as costs to terminate employees across various Time Warner business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $300 million were made in 2001. As of December 31, 2001, the remaining liability of approximately $580 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

The restructuring accrual also includes approximately $460 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company plans to consolidate certain operations and has exited other under-performing operations, including the Studio Store operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $165 million in 2001. As of December 31, 2001, the remaining liability of approximately $295 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner follows (in millions):

	Employee Termination	Other Exit Costs	Total
Initial accruals	$565	$400	$965
Incremental accruals	315	60	375
Cash paid	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	$580	$295	$875

Merger-Related Costs Expensed as Incurred

During 2001, the restructuring plans also include approximately $250 million, which were expensed in accordance with generally accepted accounting principles and are included in “merger-related costs” in the accompanying consolidated statement of operations. Of the $250 million, approximately $201 million relates to employee termination benefits and other contractual terminations at the AOL segment, approximately $37 million relates to the renegotiation of various contractual commitments in the Music segment and approximately $12 million of other merger-related costs, primarily relating to costs incurred in connection with the termination

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of AOL Time Warner’s merger discussions with AT&T regarding their broadband businesses. These merger- related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Time Warner. As of December 31, 2001, approximately $105 million of the $250 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

During 2000, in connection with the Merger, Time Warner incurred one-time, merger-related costs, including legal, investment banking and stock registration fees of $127 million. These costs were expensed by Time Warner in accordance with generally accepted accounting principles and have been included on a pro forma basis in “merger-related costs” in the accompanying consolidated statement of operations.

Other Mergers

Merger-Related Costs Treated as Expense

In January 2000, Time Warner and EMI Group plc (“EMI”) announced they had entered into an agreement to combine their global music operations into two 50-50 joint ventures, to be referred to collectively as Warner EMI Music. On October 5, 2000, Time Warner and EMI terminated the merger agreement and withdrew their application seeking approval of the transaction from the European Union Commission. In connection with the proposed merger, Time Warner incurred one-time, merger-related costs of $18 million which were capitalized in accordance with generally accepted accounting principles. In the third quarter of 2000, because the merger agreement was terminated, Time Warner expensed all of its previously capitalized merger-related costs. These costs have been included in “merger-related costs” in the accompanying consolidated pro forma statement of operations on a pro forma basis in 2000.

During 2000 and 1999, America Online recognized merger-related costs of $10 million and $123 million, respectively, primarily related to the acquisitions of MapQuest, Tegic, Moviefone, Spinner, Nullsoft, and Netscape. These charges primarily consisted of investment banker fees, contract termination fees, severance and other personnel costs, fees for legal and accounting services and other expenses directly related to these merger transactions. All of these costs were paid as of December 31, 2000. These costs were expensed in accordance with generally accepted accounting principles covering acquisitions using the pooling-of-interests method of accounting and are included in “merger-related costs” in the accompanying consolidated statement of operations on a pro forma and historical basis in 2000 and in 1999.

4.    CABLE-RELATED TRANSACTIONS AND INVESTMENTS

TWE-A/N Partnership

The TWE-Advance/Newhouse Partnership (“TWE-A/N”) is owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. In 2001 and on a pro forma basis in 2000, the financial position and operating results of TWE-A/N have been consolidated by AOL Time Warner and the partnership interest owned by Advance/Newhouse has been reflected in AOL Time Warner’s consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair value at specified intervals following the death of both of its principle shareholders. In addition, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership’s assets and liabilities. Neither TWE nor Advance/Newhouse can initiate such a restructuring until March 31, 2002. On or after that date, either TWE or Advance/Newhouse can state its intention to cause a restructuring. If the parties are unable to agree on a restructuring or other acceptable alternative within 60 days of the date of delivery of a restructuring notice, then TWE-A/N will

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be restructured by the withdrawal of Advance/Newhouse from TWE-A/N, with Advance/Newhouse receiving one-third of the assets and liabilities of TWE-A/N. Although neither party can deliver such a restructuring notice prior to March 31, 2002, the Company and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N. The Company cannot predict at this time the ultimate outcome of these discussions.

As of December 31, 2001, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. Additionally, TWE-A/N had approximately $9 billion in total assets and approximately $1.6 billion of debt. For the year ended December 31, 2001, TWE-A/N contributed revenues, EBITDA and operating income of approximately $3.5 billion, $1.6 billion and $900 million, respectively, to the results of AOL Time Warner and TWE. If Advance/Newhouse withdraws from the partnership and receives one-third of the partnership’s assets and liabilities, the impact on AOL Time Warner’s Cable segment would be a corresponding reduction in assets, liabilities and results of operations. However, the ultimate impact would depend upon the specific assets and liabilities withdrawn from the partnership, including the mix of consolidated and unconsolidated cable television systems. The impact on AOL Time Warner’s consolidated net income would be substantially mitigated, if not entirely offset, because the earnings of TWE-A/N attributable to Advance/Newhouse’s current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations.

Road Runner Restructuring

The high-speed online businesses of Time Warner Cable and AT&T were managed in a separate venture (“Road Runner”) in which the common equity interests were collectively owned 68.6% by TWI Cable Inc., TWE and TWE-A/N and 31.4% by AT&T. In addition, Microsoft Corp. and Compaq Computer Corp. each owned a preferred equity interest in Road Runner that was convertible into a 10% common equity interest (the “Preferred Equity Interests”). In December 2000, Time Warner announced that the ownership of Road Runner would be restructured. As a result of the restructuring, Time Warner recognized a one-time restructuring charge of $41 million in 2000 related to employee severance and payments to terminate contracts. This charge is included in other income (expense), net, in the accompanying consolidated statement of operations on a pro forma basis for 2000. Subsequent to the restructuring, Road Runner was owned by TWI Cable Inc., TWE and TWE-A/N, with AOL Time Warner owning approximately 66% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). As of December 31, 2001, AOL Time Warner’s interest in Road Runner continued to be accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

As previously discussed, AOL Time Warner and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N, which may result in the withdrawal of Advance/Newhouse from TWE-A/N. The Company is also having discussions with Advance/Newhouse regarding their interest in Road Runner, which is held through TWE-A/N. While the Company is unable to predict the outcome of these discussions at this time, one possible outcome is that AOL Time Warner or TWE may acquire Advance/Newhouse’s interest in Road Runner, either as a part of any restructuring of TWE-A/N that may occur or in a separate transaction. The acquisition of Advance/Newhouse’s interest in Road Runner would result in the assets, liabilities and results of operations of Road Runner being consolidated and presented with the results of operations of AOL Time Warner’s Cable segment. As of December 31, 2001, Road Runner had total assets of approximately $150 million, with no long-term debt. For the year ended December 31, 2001, Road Runner had revenues, an EBITDA loss and operating loss of approximately $220 million, $230 million and $280 million, respectively. Similar to other investees, AOL Time Warner currently recognizes its share of Road Runner losses in other income (expense), net, which was approximately $226 million in 2001.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time Warner Telecom

Time Warner Telecom Inc. (“Time Warner Telecom”) is a provider of local and regional optical broadband networks and services to business customers and, as of January 1, 2001, Time Warner Telecom was owned 48% by AOL Time Warner, 15% by AT&T, 15% by the Advance/Newhouse minority partners to TWE-A/N, and 22% by other third parties. AOL Time Warner’s interest in Time Warner Telecom is being accounted for using the equity method of accounting.

In January 2001, Time Warner Telecom completed a public offering of an additional 7.475 million shares of its common stock at a price of $74.44, raising proceeds of approximately $556 million (the “Time Warner Telecom Offering”). In connection with the Time Warner Telecom Offering, AOL Time Warner’s ownership in Time Warner Telecom was diluted from 48% to 44%.

Cable Television System Joint Ventures

Time Warner Cable has an approximate 50% weighted-average interest in a number of unconsolidated cable television systems that served an aggregate 1.5 million subscribers as of December 31, 2001. In addition, at the end of 2001, these cable television systems had combined debt of approximately $2.1 billion. Unconsolidated cable television joint ventures include AOL Time Warner’s investment in Texas Cable Partners, L.P., which as of December 31, 2001 served approximately 1.1 million subscribers, and Kansas City Cable Partners, which as of December 31, 2001 served approximately 314,000 subscribers.

5.    SIX FLAGS LITIGATION

In 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation (“Six Flags”) to Premier Parks Inc. (“Premier,” now known as Six Flags, Inc.), a regional theme park operator, for approximately $475 million. TWE initially deferred a $400 million gain on the transaction principally as a result of uncertainties surrounding its realization. These uncertainties related to litigation and Time Warner’s and TWE’s guarantees of Premier’s long-term obligations to make minimum payments to the limited partners of the Six Flags Over Texas and Six Flags Over Georgia theme parks.

In December 1998, a jury returned an adverse verdict in the Six Flags litigation in the amount of $454 million in compensatory and punitive damages. TWE and its former 51% partner in Six Flags were financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court affirmed the jury’s verdict. As a result, TWE revised its estimate of its additional financial exposure and recorded a one-time pretax charge of $50 million in 2000 to cover its additional exposure in excess of established reserves, which consisted of the unrecognized portion of the deferred gain on the 1998 sale of Six Flags and accrued interest. The $50 million charge is classified in two components in the Company’s accompanying consolidated statement of operations on a pro forma basis for the year ended December 31, 2000: $26 million of the charge, representing an accrual for additional interest, is included in interest expense, net, and the remaining $24 million is included in other income (expense), net. See Note 18 for a discussion on the current status of the Six Flags litigation.

6.    AOL EUROPE

AOL Europe S.A. (“AOL Europe”) is a joint venture between AOL Time Warner and Bertelsmann AG (“Bertelsmann”) that provides the AOL service and the CompuServe service in several European countries. In March 2000, America Online and Bertelsmann announced an agreement to restructure their interests in AOL Europe. This restructuring consisted of a put and call arrangement under which the Company could purchase or be required to purchase Bertelsmann’s 49.5% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion.

On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann’s interest in AOL Europe for $5.3 billion in cash, as a result of Bertelsmann’s exercise of its put option. AOL Time Warner has committed to

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquire the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash in July 2002. These payments have been or will be funded through debt. Additionally, in February 2002, certain redeemable preferred securities issued by AOL Europe were redeemed for $255 million. As of December 31, 2001, excluding the preferred securities redeemed in February 2002, AOL Europe had approximately $573 million of debt and $758 million of redeemable preferred securities outstanding.

7.    INVESTMENT IN TWE

Partnership Structure

TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment, Networks and Cable businesses previously owned by subsidiaries of Time Warner. AOL Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by AT&T. Certain AOL Time Warner subsidiaries are the general partners of TWE (“AOL Time Warner General Partners”).

Partnership Capital and Allocation of Income

Each partner’s interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner, or its predecessor, based on the estimated fair value of the net assets each contributed to TWE (“Undistributed Contributed Capital”), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the following table. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as “Cumulative Priority Capital.” Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests, principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned 100% by the AOL Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

A summary of the priority of Undistributed Contributed Capital, AOL Time Warner’s ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 2001 and priority capital rates of return thereon is as set forth below:

Priority of Undistributed Contributed Capital	Undistributed Contributed Capital(a)		Cumulative Priority Capital		Priority Capital Rates of Return (b)	% Owned by AOL Time Warner
	(billions)
Series A Capital	$5.6		$18.8		13.00%	74.49%
Series B Capital	2.9	(c)	10.0		13.25%	100.00%
Residual Capital	3.3	(c)	3.3	(d)	— (d)	74.49%

(a)	Excludes partnership income or loss allocated thereto.
(b)	To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11.00% and 11.25%, respectively.
(c)
The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

(d)
Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Undistributed Contributed Capital generally is based on the fair value of the net assets that each partner initially contributed to the partnership. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which also is based on the historical cost of contributed net assets.

Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners’ capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation (“special tax allocations”). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of 13.00% and 13.25% per annum, respectively, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, and then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. As a result, TWE’s 2001 net loss reflects additional amortization generated by the intangible assets and goodwill established in connection with this allocation. TWE reported a net loss of $1.032 billion for 2001 and a net loss of $2.034 billion, including a $524 million noncash charge related to the cumulative effect of an accounting change, on a pro forma basis, for 2000. Because of the priority rights over allocations of income/loss and distributions of TWE held by the AOL Time Warner General Partners, $1.015 billion of TWE’s loss for 2001 was allocated to AOL Time Warner and $45 million was allocated to AT&T. However, the allocation of a portion of TWE’s loss to AT&T in 2001 was almost entirely offset by the allocation to AT&T of $28 million pretax gains attributable to AT&T that were recognized in connection with the sale or exchange of various cable television systems at TWE. For 2000, on a pro forma basis all of TWE’s net loss was allocated to AOL Time Warner and none was allocated to AT&T.

Under the partnership agreement, the Series B Capital owned by the AOL Time Warner General Partners could have been increased if certain operating performance targets were achieved over a ten-year period ending on December 31, 2001. However, such targets were not achieved. In addition, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T has initiated a process by which an independent investment banking firm will determine the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. If AT&T chooses to exercise the option this year, AT&T’s interest in the Series A Capital and Residual Capital would be increased by a maximum of approximately 3.7%, assuming that the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would be increased would be significantly less.

AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. The parties are in discussions regarding this registration rights process. The Company cannot at this time predict the outcome or effect, if any, of the foregoing.

Capital Distributions

The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

At December 31, 2001 and on a pro forma basis in 2000, the AOL Time Warner General Partners had recorded $446 million and $681 million, respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner common stock of $32.10 and $34.83, respectively. AOL Time Warner is paid when the options are exercised. The AOL Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During 2001, the AOL Time Warner General Partners received distributions from TWE in the amount of $317 million, consisting of $53 million of tax-related distributions and $264 million of stock option related distributions. During 2000, on a pro forma basis, the AOL Time Warner General Partners received distributions from TWE in the amount of $1.003 billion, consisting of $765 million of tax-related distributions and $238 million of stock option related distributions. In addition to the tax and stock option distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

8.    INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

AOL Time Warner’s investments, including available-for-sale securities, consist of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Equity-method investments	$4,298	$5,080	$231
Cost-method investments(a)	646	2,177	2,079
Fair-value investments, including equity derivative instruments(a)	1,942	2,215	1,514

Total	$6,886	$9,472	$3,824

(a)	As of December 31, 2001, the fair value of AOL Time Warner’s cost-method and fair-value investments, including equity derivative instruments, was approximately $2.6 billion.

The following discussion highlights developments in AOL Time Warner’s investments, including available-for-sale securities and equity derivative instruments.

Investment Write-Downs

The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines, and to reflect market fluctuations in equity derivative instruments. These charges were approximately $2.532 billion in 2001 and $799 million in 2000 ($535 million on a historical basis) and are included in other income (expense), net, in the accompanying consolidated statement of operations.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the 2001 charge are impairments on AOL Time Warner’s investment in Time Warner Telecom of approximately $1.2 billion, the Columbia House Company Partnerships (“Columbia House”), a 50%-owned equity investee, of approximately $90 million and Hughes Electronics Corp. of approximately $270 million. The value of the Time Warner Telecom investment was adjusted upward in the Merger by over $2 billion to its estimated fair value. Since that time, Time Warner Telecom’s share price has declined significantly, thereby resulting in the impairment charge. Included in the 2000 charge on a pro forma basis is an approximate $220 million noncash pretax charge in the first quarter of 2000 to reduce the carrying value of AOL Time Warner’s investment in Columbia House to an estimate of its fair value. The charge primarily related to the decline in Columbia House in March of 2000.

Since December 31, 2001, there has been a further decline in the fair value of AOL Time Warner’s investment in Time Warner Telecom. As a result, as of March 19, 2002, the fair value of AOL Time Warner’s investment in Time Warner Telecom had declined by approximately $535 million, representing a further decline from the Merger-adjusted value noted above. Consistent with its policy, management will continually evaluate whether such a decline in fair value should be considered to be other-than-temporary. Depending on the future performance of Time Warner Telecom, the Company may be required to record an additional significant noncash charge to write down its investment to fair value due to a decline that is deemed to be other-than-temporary. Any such additional charge would be unrelated to the Company’s core operations and would be recorded in other income (expense), net.

Investment Gains

During 2000, on a pro forma basis, AOL Time Warner realized pretax gains on the sale of investments of $387 million related to the sale or exchange of various cable television systems and other investments, including approximately $118 million related to the sale of a portion of its interest in Liberate Technologies (“Liberate”) and approximately $65 million, principally related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite, a television platform servicing France and Monaco.

During 2000 and 1999, on a historical basis, AOL Time Warner realized pretax gains on the sale of investments of approximately $275 million in 2000, including a $118 million gain on the sale of a portion of its interest in Liberate, and $678 million in 1999, primarily related to a $567 million gain on the sale of investments in Excite, Inc.

In addition, during 2001, 2000 and 1999, AOL Time Warner recognized pretax gains related to the sale or exchange of a number of other investments within AOL Time Warner’s investment portfolio. These amounts were $34 million in 2001, $129 million in 2000 on a pro forma basis ($117 on a historical basis) and $14 million in 1999.

All of the investment gains have been classified in other income (expense), net in the accompanying consolidated statements of operations, with the exception of $28 million of gains on the sale of consolidated cable systems which are included in operating income (loss).

Equity-Method Investments

At December 31, 2001, companies accounted for using the equity method and the ownership percentage held by AOL Time Warner on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N) include: AOL Europe (then 49.5% owned), AOL Latin America (50% owned), AOL Canada (80% owned), Time Warner Telecom (44% owned), Road Runner (66% owned), certain cable television system joint ventures (generally 25-40% owned), Courtroom Television Network LLC, (37.25% owned), Columbia House (50% owned), other music joint ventures (generally 50% owned), and Comedy

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partners, L.P. (37.25% owned). A summary of combined financial information as reported by the equity investees of AOL Time Warner is set forth below:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Operating Results:
Revenues	$4,741	$3,865	$860	$503
Operating loss	(1,323)	(800)	(633)	(51)
Net loss	(1,753)	(1,260)	(630)	(62)
Balance Sheet:
Current assets	1,626	1,552	508	286
Total assets	8,150	6,101	780	481
Current liabilities	3,761	2,715	390	201
Total liabilities	7,500	6,641	396	214
Total shareholders’ equity (deficit) or partners’ capital	650	(540)	384	267

The above table represents the combined financial information of entities in which AOL Time Warner has an investment accounted for using the equity method of accounting. These amounts are not the amounts reflected on the Company’s accompanying consolidated financial statements. Consistent with AOL Time Warner’s accounting policy for investments accounted for using the equity method of accounting, as described in Note 1, AOL Time Warner has recorded $918 million of expense, in other income (expense), net, in the accompanying consolidated statement of operations, representing the Company’s share in the pretax income (loss) of the investees. Similarly, the Company has included $4.298 billion in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, representing AOL Time Warner’s investment in and amounts due to and from the equity investee.

As discussed in Note 1, under the purchase method of accounting, the cost to acquire Time Warner was allocated to its underlying net assets, including investments accounted for using the equity method of accounting, based on their estimated fair values. As a result, AOL Time Warner’s investments accounted for using the equity method of accounting were adjusted upward by approximately $4.1 billion, including over $2 billion relating to its investment in Time Warner Telecom and over $1 billion relating to investments in certain cable television joint ventures. These adjustments, which approximate the difference between AOL Time Warner’s carrying value in the investees and the Company’s underlying equity in the net assets of the investees, will be amortized on a straight-line basis over a weighted-average useful life of 14 years. However, as discussed in Note 1, FAS 142 provides, among other things, for the nonamortization of goodwill included in the carrying value of certain investments accounted for under the equity method of accounting, beginning in the first quarter of 2002.

AOL Time Warner has investments accounted for using the equity method of accounting that are publicly traded, including AOL Latin America and Time Warner Telecom. Based upon the respective closing share prices as of December 31, 2001, the fair value of AOL Time Warner’s investments in AOL Latin America and Time Warner Telecom approximated $546 million and $890 million, respectively.

Available-For-Sale Securities

Included in fair value securities are available-for-sale securities with a fair value of $1.911 billion. The gross unrealized gains of $136 million and gross unrealized losses of $26 million have been recorded, net of deferred taxes of $44 million, in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    INVENTORIES AND FILM COSTS

Inventories and film costs consist of:

	December 31,
	2001 Historical	2000 Pro Forma
	(millions)
Programming costs, less amortization	$2,545	$2,097
Magazines, books, recorded music and other merchandise	553	614
Film costs—Theatrical:
Released, less amortization	847	916
Completed and not released	356	242
In production	381	776
Development and pre-production	290	91
Film costs—Television:
Released, less amortization	162	220
Completed and not released	95	196
In production	59	76
Development and pre-production	2	5
Film costs—Library, less amortization	3,354	2,585

Total inventories and film costs	8,644	7,818
Less current portion of inventory	1,791	1,583

Total noncurrent inventories and film costs	$6,853	$6,235

Excluding the library, approximately 92% of unamortized film costs for released films is expected to be amortized within three years. Approximately $1.1 billion of released and completed and not released film costs are expected to be amortized during the next twelve months. At December 31, 2000, on a historical basis, AOL Time Warner had current inventory of $47 million.

10.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-Term Debt

Long-term debt consists of:

	Weighted Average Interest Rate at December 31, 2001	Maturities	2001 Committed Capacity	2001 Unused Capacity	Outstanding Debt at December 31,
					2001 Historical	2000 Pro Forma	2000 Historical
			(millions)
Bank credit agreement debt and commercial paper programs	2.31%	2002-2004	$14,608	$9,663	$4,945	$7,532	$—
Fixed-rate public debt(a)	6.88%	2002-2036	17,615	—	17,615	12,973	1,322
Other fixed-rate obligations(b)	—	—	280	—	280	258	91
Variable-rate senior notes	—	—	—	—	—	600	—

Total			32,503	9,663	22,840	21,363	1,413
Debt due within one year(c)			(48)	—	(48)	(45)	(2)

Total long-term debt			$32,455	$9,663	$22,792	$21,318	$1,411

(a)
Includes Zero-Coupon Convertible Subordinated Notes held at AOL, which are reflected net of unamortized original issuance discount, of $1.363 billion in 2001 and $1.322 billion in 2000 on both a pro forma and historical basis.

(b)	Includes obligations under capital leases.
(c)	Debt due within one year relates to other fixed-rate obligations.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Credit Agreements and Commercial Paper Programs

$7.5 Billion Revolving Credit Facility

Certain AOL Time Warner consolidated subsidiaries, including TWE and TWE-A/N, have a revolving credit facility (the “Bank Credit Agreement”) that permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. Such borrowings bear interest generally equal to LIBOR plus a margin of 30 basis points. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. At December 31, 2001, AOL Time Warner had drawn down approximately $2.604 billion under the Bank Credit Agreement and TWE had issued approximately $286 million in commercial paper, leaving approximately $4.610 billion in available unused capacity under the Bank Credit Agreement.

$5 Billion Commercial Paper Program and Senior Unsecured Revolving Credit Facility

In April 2001, AOL Time Warner established a $5 billion commercial paper program which is supported by a $5 billion, 364-day (“initial term”) senior unsecured revolving credit facility (the “$5 billion revolving credit facility”), borrowings under which may be repaid for a period up to two years following the initial term. The $5 billion revolving credit facility is available to support the commercial paper program and for general corporate purposes. The commerical paper program allows AOL Time Warner to issue commercial paper to investors from time to time in maturities of up to 365 days. Included as part of the $5 billion commercial paper program is a $2 billion European commercial paper program, implemented in January 2002, under which AOL Time Warner and AOL Time Warner Finance-Ireland, an indirect wholly owned subsidiary, can issue European commercial paper. Proceeds from the commercial paper offerings will be used for general corporate purposes including investments, capital expenditures, repayment of debt and financing acquisitions. There were no outstanding borrowings under the $5 billion revolving credit facility at December 31, 2001 and AOL Time Warner had issued approximately $922 million in commercial paper, leaving approximately $4.078 billion in available unused capacity.

£1.1 Billion (approximately $1.6 Billion) Revolving Credit Facilities

In October 2001, AOL Time Warner established two £550 million (approximately $784 million each), 364-day (“initial term”), revolving credit facilities, which may be repaid for a period up to two years following the initial term. The facilities were established in connection with the Company’s purchase of IPC in October 2001. During the fourth quarter of 2001, the Company repaid $784 million, reducing both facilities by 50%, leaving approximately $784 million outstanding at December 31, 2001.

Stock Option Proceeds Facility

AOL Time Warner maintains a revolving credit facility that provides for borrowings against future stock option proceeds and has been used principally to fund stock repurchases (the “Stock Option Proceeds Credit Facility”). At December 31, 2001, borrowing availability under the Stock Option Proceeds Credit Facility was $828 million, of which up to $15 million is reserved solely for the payment of interest and fees thereunder. There were no outstanding borrowings under the facility at December 31, 2001.

Film Financing Facility

New Line Cinema, from time to time, will utilize a film financing facility, which provides for borrowings of up to approximately $451 million. At December 31, 2001, $379 million was currently outstanding, all of which was reflected on the accompanying consolidated balance sheet ($30 million included in current liabilities; $349 million included in long-term debt).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$75 Million Revolving Credit Facility

The Company has a revolving credit facility that backs letters of credit totaling up to $75 million. At December 31, 2001, there were no borrowings against these letters of credit. In February 2002, the size of this facility was increased to $85 million.

Fixed-Rate Public Debt

$10 Billion Shelf Registration Statement

In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allows AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. Proceeds from any offerings will be used for general corporate purposes, including investments, capital expenditures, repayment of debt and financing acquisitions. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. The net proceeds to the Company were $3.964 billion and were used primarily to pay down borrowings under the Bank Credit Agreement.

Convertible Notes

During December 1999, America Online sold $2.3 billion principal at maturity of Zero-Coupon Convertible Subordinated Notes due December 6, 2019 (the “Zero-Coupon Notes”) and received net proceeds of approximately $1.2 billion. The Zero-Coupon Notes have a 3% yield to maturity and are convertible into AOL Time Warner’s common stock at a conversion rate of 5.8338 shares of common stock for each $1,000 principal amount of the Zero-Coupon Notes (equivalent to a conversion price of $94.4938 per share based on the initial offering price of the Zero-Coupon Notes). The Zero-Coupon Notes may be redeemed at the option of AOL Time Warner on or after December 6, 2002 at the redemption prices set forth in the Zero-Coupon Notes. The holders can require AOL Time Warner to repurchase the Zero-Coupon Notes on December 6, 2004 at the redemption prices set forth in the Zero-Coupon Notes. As of December 31, 2001 and 2000, the accreted value, net of unamortized discount, was $1.363 billion and $1.322 billion, respectively.

On November 17, 1997, America Online sold $350 million of 4% Convertible Subordinated Notes dues November 15, 2002 (the “Notes”), which could be redeemed at the option of America Online on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes. On November 15, 2000, America Online exercised its option to redeem the entire amount of the Notes. Under the redemption prices set forth in the Notes, America Online was obligated to redeem the outstanding Notes at a price of 101.6% (expressed as a percentage of principal amount) together with accrued interest at the date of redemption. At the election of the noteholders, the entire outstanding principal of the Notes as of the redemption date was converted into approximately 37.7 million shares of America Online’s common stock.

Other Publicly Issued Debt

From 1992 through 1998, AOL Time Warner and certain of its subsidiaries had various public debt offerings. The maturities of these outstanding offerings ranged from 10 to 40 years and the interest rates range from 6.125% to 10.15%. At December 31, 2001, the total debt outstanding from these offerings was approximately $12.252 billion.

Variable-Rate Senior Notes

At December 31, 2000, on a pro forma basis, AOL Time Warner had $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 that were redeemable at the election of the holders on December 30, 2001 (the “Five-Year Floating Rate Notes”). The Five-Year Floating Rate Notes bore interest at a

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

floating rate equal to LIBOR less 25 basis points until December 30, 2001 at which time, if not redeemed, the interest rate would be reset at a fixed rate equal to 6.59% plus a margin based upon the credit risk of TW Companies, as borrower, at such time.

During the fourth quarter of 2001, AOL Time Warner, through TW Companies, redeemed the Five-Year Floating Rate Notes for approximately $693 million. In connection with the Merger and as required under the purchase method of accounting for business combinations, the Five-Year Floating Rate Notes were adjusted upward to a fair value of $687 million upon consummation of the Merger. As a result, a loss of approximately $6 million was recognized on the redemption. The loss has been included in other income (expense), net in the accompanying consolidated statement of operations for 2001.

Interest Expense and Maturities

Interest expense amounted to $1.576 billion in 2001, $1.751 billion on a pro forma basis in 2000 ($55 million on a historical basis) and $23 million in 1999. The weighted average interest rate on AOL Time Warner’s total debt, including TWE’s debt, was 5.91% at December 31, 2001 and 7.35% on a pro forma basis at December 31, 2000 (3.28% on a historical basis).

Annual repayments of long-term debt for the five years subsequent to December 31, 2001 consist of $4.808 billion due in 2002 (including $4.161 billion of bank debt and commercial paper), $857 million due in 2003, $1.903 billion due in 2004, $508 million due in 2005 and $1.550 billion due in 2006. AOL Time Warner has the intent and ability under its various credit facilities to continue to refinance its borrowings on a long-term basis.

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2001, the fair value of AOL Time Warner’s fixed-rate debt exceeded its carrying value by approximately $610 million. At December 31, 2000 on a pro forma basis, the fair value of AOL Time Warner’s fixed-rate debt exceeded its carrying value by approximately $965 million (on a historical basis carrying value of fixed-rate debt exceeded the fair value by approximately $215 million on a historical basis). Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Other Financing Arrangements

From time to time, the Company enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivables and backlog licensing contracts and the leasing of certain aircraft and property. The Company employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 11 years. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet treatment.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Securitization Facilities

AOL Time Warner has certain accounts receivable securitization facilities which provide for the accelerated receipt of approximately $1.5 billion of cash on available accounts receivables. As of December 31, 2001, AOL Time Warner had unused capacity under these facilities of approximately $330 million, representing the amount of cash that could be generated through the sale of additional qualifying accounts receivable. In connection with each of these securitization facilities, AOL Time Warner sells, on a revolving and nonrecourse basis, certain of its accounts receivables (“Pooled Receivables”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Receivables to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as a sale in accordance FAS 140, because the Company relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

As proceeds for the accounts receivable sold to the SPE, AOL Time Warner receives cash, for which there is no obligation to repay, and an interest-bearing note receivable, which is included in receivables on the accompanying consolidated balance sheet. In addition, AOL Time Warner services the Pooled Receivables on behalf of the SPE. Income received by AOL Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The notes receivable, which have been adjusted to reflect the portion that is not expected to be collectible, bear an interest rate that varies with the prevailing market interest rates. For this reason and because the accounts receivables underlying the retained ownership interest that are sold to the SPE are generally short term in nature, the fair value of the notes receivable approximated their carrying value at both December 31, 2001 and on a pro forma basis at December 31, 2000. The notes receivable related to the sale of Pooled Receivables to an SPE reflected on AOL Time Warner’s consolidated balance sheet were $1.035 billion at December 31, 2001 and $725 million on a pro forma basis at December 31, 2000. Additional net proceeds received from AOL Time Warner’s accounts receivable by utilizing its accounts receivable securitization programs were $70 million in 2001 and $134 million on a pro forma basis in 2000. Because the accounts receivable securitization facilities relate to Time Warner segments, there were no proceeds on a historical basis during 2000 and 1999.

Backlog Securitization Facility

AOL Time Warner, through TWE, also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date (“Backlog Contracts”). In connection with this securitization facility, AOL Time Warner sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts (“Pooled Backlog Contracts”) to a SPE, which in turn sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party commercial paper conduit sponsored by a financial institution. As of December 31, 2001, AOL Time Warner had unused capacity under this facility of approximately $58 million, representing the amount of cash that could be generated through the sale of additional Backlog Contracts.

Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is dependent only upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. The amount of related deferred revenue reflected on AOL Time Warner’s accompanying consolidated balance sheet was $442 million at December 31,

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 and $484 million on a pro forma basis at December 31, 2000. This amount represents only the amount of backlog contracts sold under this facility and does not represent the amount of total filmed entertainment backlog contracts outstanding, which was approximately $3.8 billion at December 31, 2001 and approximately $3.5 billion on a pro forma basis at December 31, 2000.

Real Estate and Aircraft Operating Leases

AOL Time Warner has entered into certain arrangements for the lease of certain aircraft and property, including the Company’s future corporate headquarters at Columbus Circle in New York City (the “AOL Time Warner Center”) and a new productions and operations support center for the Turner cable networks in Atlanta (the “Turner Project”). Each of these properties will be funded through SPEs that are wholly owned by third parties and these leasing arrangements will be accounted for by AOL Time Warner as operating leases. Pursuant to FASB Statement No. 13, “Accounting for Leases,” and related interpretations, for operating leases, the leased asset and the total obligation over the life of the lease are not reflected on the balance sheet. Instead, the lease payments are reflected as a charge to operating income generally as payments are made. For tax purposes, however, these properties are treated as an asset of AOL Time Warner. As such, the Company receives a tax deduction for depreciation of the asset and interest paid on the amounts used to fund the use of the asset.

As of December 31, 2001, the total amount of costs incurred and related borrowings made by SPEs related to the real estate and aircrafts totaled approximately $355 million. While the Turner Project is substantially complete, the total cost of the AOL Time Warner Center is expected to be approximately $800 million. Under the terms of the lease agreements, the Company has provided a guarantee of certain costs incurred by the SPEs. The amount of such guarantees at December 31, 2001 have been included in Note 18 in the amount of Commitments.

Rating Triggers and Financial Covenants

Each of the Company’s bank credit agreements and financing arrangements with SPEs discussed above, contain customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of outstanding debt. A breach of such covenants in the financing arrangements in SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. As of December 31, 2001 and through the date of this filing, the Company was in compliance with all covenants. As mentioned previously, the Company expects to take a one-time, noncash charge of approximately $54 billion upon adoption of FAS 142. This charge will not result in a violation of any of the Company’s debt covenants. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

11.    INCOME TAXES

Domestic and foreign pretax income (loss) are as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Domestic	$(4,887)	$(3,662)	$1,881	$1,654
Foreign	112	286	3	(20)

Total	$(4,775)	$(3,376)	$1,884	$1,634

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and deferred income taxes (tax benefits) provided are as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Federal:
Current(a)	$807	$1,267	$639	$473
Deferred(c)	(914)	(945)	4	51
Foreign:
Current(b)	180	257	2	2
Deferred	45	(39)	1	2
State and Local:
Current(a)	197	282	86	79
Deferred(c)	(169)	(271)	—	—

Total	$146	$551	$732	$607

(a)
Excludes current federal and state and local tax benefits of approximately $976 million in 2001, $1.370 billion in 2000 on a pro forma basis ($724 million in 2000 on a historical basis) and $551 million in 1999 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital. Excludes current tax benefits of $64 million in 2000 on a pro forma basis relating to the cumulative effect of accounting change.

(b)	Includes foreign withholding taxes of $124 million in 2001, $143 million in 2000 on a pro forma basis ($2 million in 2000 on a historical basis) and $1 million in 1999.
(c)
Excludes deferred federal and state and local tax benefits of approximately $470 million in 2001 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital. Excludes deferred tax benefits of $231 million in 2000 on a pro forma basis relating to the cumulative effect of accounting change.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below.

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Taxes on income at U.S. federal statutory rate	$(1,671)	$(1,182)	$659	$572
State and local taxes, net of federal tax benefits	18	7	56	51
Nondeductible goodwill amortization	1,817	1,751	11	4
Other nondeductible expenses	18	23	8	3
Foreign losses with no U.S. tax benefit	—	—	—	7
Foreign income taxed at different rates, net of U.S. foreign tax credits	(38)	(36)	8	4
Other	2	(12)	(10)	(34)

Total	$146	$551	$732	$607

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of AOL Time Warner’s net deferred tax (asset) liability are as follows:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Assets acquired in business combinations	$16,294	$18,943	$—
Depreciation and amortization	1,591	1,758	—
Unrealized appreciation of certain marketable securities	—	56	38
Unremitted earnings of foreign subsidiaries	101	11	11
Other	569	476	108

Deferred tax liabilities	18,555	21,244	157

Tax attribute carryforwards	4,656	4,101	4,029
Accrued liabilities	440	652	38
Receivable allowances and return reserves.	380	205	—
Investments, primarily related to other-than temporary declines in value	1,449	529	187
Other	370	592	332
Valuation allowance(a)	—	—	(4,419)

Deferred tax assets	7,295	6,079	167

Net deferred tax liability (asset)(b)	$11,260	$15,165	$(10)

(a)
On a historical basis, the Company recorded a valuation allowance against certain of its deferred tax assets. At that time, it was more likely than not that a portion of these deferred tax benefits would not be realized. As a result of the Merger, the valuation allowance was reversed against additional paid-in-capital because the Company believes that these stock-option related deferred tax benefits will be realized.

(b)	The $10 million net deferred tax asset on a historical basis in 2000 is recorded in “other assets” on the accompanying consolidated balance sheet.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.1 billion at December 31, 2001. Determination of this amount of unrecognized deferred U.S. income tax liability with respect to such earnings in not practicable.

U.S. federal tax attribute carryforwards at December 31, 2001 consisted of approximately $12 billion of net operating losses and approximately $64 million of alternative minimum tax credits. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to shareholders’ equity.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    MANDATORILY REDEEMABLE PREFERRED SECURITIES

Preferred Trust Securities

In 1995, Time Warner, through TW Companies, issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary (“Preferred Trust Securities”) for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that was the obligor on the Preferred Trust Securities were $592 million principal amount of 8 7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities were mandatorily redeemable for cash on December 31, 2025, and TW Companies had the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances.

On February 13, 2001, TW Companies redeemed all 23 million shares of the Preferred Trust Securities. The redemption price was $25 per security, plus accrued and unpaid distributions thereon equal to $0.265 per security. The total redemption price of $581 million was funded with borrowings under the Company’s Bank Credit Agreement.

13.    SHAREHOLDERS’ EQUITY

At December 31, 2001, shareholders’ equity of AOL Time Warner included 171 million shares of Series LMCN-V common stock and 4.258 billion shares of common stock (net of approximately 76 million shares of common stock in treasury). As of December 31, 2001, AOL Time Warner was authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of AOL Time Warner’s common stock, except shares of Series LMCN-V common stock have limited voting rights and are non-redeemable.

Convertible Preferred Stock

During 2000, on a pro forma basis, Time Warner issued approximately 53 million shares of common stock in connection with the conversion of 12 million shares of convertible preferred stock.

Common Stock Repurchase Program

In January 2001, AOL Time Warner’s Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. During 2001, the Company repurchased approximately 75.8 million shares at a total cost of approximately $3 billion. In an effort to maintain financial flexibility and investment capacity, the pace of share repurchases under this program may decrease in 2002.

Dilutive Securities and Holders of Record

At December 31, 2001, AOL Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 641 million shares of common stock. Similarly, AOL Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 587 million shares of common stock at December 31, 2000 on a pro forma basis, as adjusted for the January 2001 conversion of preferred stock (397 million on a historical basis) and 396 million shares at December 31, 1999. In addition, AOL Time Warner has placed a number of shares of common stock in escrow under its Stock Option Proceeds Credit Facility (Note 10).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (Loss) Per Common Share Before Cumulative Effect of Accounting Change

Set forth below is a reconciliation of basic and diluted income (loss) per common share before cumulative effect of accounting change:

	Years Ended December 31,
	2001 Historical(a)	2000 Pro Forma(a)	2000 Historical	1999 Historical
	(millions, except per share amounts)
Income (loss) applicable to common shares before cumulative effect of accounting change—basic	$(4,921)	$(3,941)	$1,152	$1,027
Interest on convertible debt(b)	—	—	6	8

Income (loss) applicable to common shares before cumulative effect of accounting change—diluted	$(4,921)	$(3,941)	$1,158	$1,035

Average number of common shares outstanding—basic	4,429.1	4,300.8	2,323.0	2,199.0
Dilutive effect of stock options	—	—	244.0	344.0
Dilutive effect of convertible debt	—	—	28.0	44.0
Dilutive effect of warrants	—	—	—	12.0

Average number of common shares outstanding—diluted	4,429.1	4,300.8	2,595.0	2,599.0

Income (loss) per common share before cumulative effect of accounting change:
Basic	$(1.11)	$(0.92)	$0.50	$0.47

Diluted	$(1.11)	$(0.92)	$0.45	$0.40

(a)
2001 historical and 2000 pro forma basic and diluted income (loss) per common share before cumulative effect of accounting change are the same because the effect of AOL Time Warner’s stock options, convertible debt and convertible preferred stock was antidilutive.

(b)	Reflects the savings associated with reduced interest expense that would be saved if the convertible debt was converted to equity.

The diluted share base for the year ended December 31, 2000 on a historical basis excludes incremental weighted shares of approximately 13.5 million and approximately 35.6 million related to convertible debt and stock options, respectively. The diluted share base for the year ended December 31, 1999 excludes incremental weighted shares of approximately 1 million and 8.8 million related to convertible debt and stock options, respectively. The shares related to the convertible debt are excluded due to their antidilutive effect as a result of adjusting net income by $25 million and $2 million for interest expense, net of tax, for the years ending December 31, 2000 and 1999, respectively, that would be saved if the debt were converted to equity. The shares related to the stock options are excluded due to their antidilutive effect as a result of the option’s exercise prices being greater than the average market price of the common shares for the years ended December 31, 2000 and 1999.

14.    STOCK-BASED COMPENSATION PLANS

Effect of America Online-Time Warner Merger on Stock-Based Compensation Plans

In connection with Time Warner’s agreement to merge with America Online entered into in January 2000, all Time Warner stock options and restricted stock outstanding at that time became fully vested, pursuant to the terms of Time Warner’s stock option and restricted stock plans. In addition, on January 11, 2001, the date the Merger was consummated, each outstanding equity security of Time Warner was converted into 1.5 units of an equivalent equity security of AOL Time Warner. See Note 1 for a summary of the terms of the Merger. On January 11, 2002, the first anniversary of the Merger, certain options and restricted stock granted by America

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Online prior to entering into the agreement to merge with Time Warner became fully vested pursuant to the terms of America Online’s stock option and restricted stock plans.

Stock Option Plans

AOL Time Warner has various stock option plans under which AOL Time Warner may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and TWE. Such options have been granted to employees of AOL Time Warner and TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally is not recognized for its stock option plans. Generally, the options become exercisable over a four-year vesting period and expire ten years from the date of grant. Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, AOL Time Warner’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions, except per share amounts)
Net income (loss):
As reported	$(4,921)	$(4,370)	$1,152	$1,027
Pro forma	$(6,352)	$(5,295)	$499	$553
Net income (loss) per basic common share:
As reported	$(1.11)	$(1.02)	$0.50	$0.47
Pro forma	$(1.43)	$(1.23)	$0.21	$0.25
Net income (loss) per diluted common share:
As reported	$(1.11)	$(1.02)	$0.45	$0.40
Pro forma	$(1.43)	$(1.23)	$0.19	$0.22

For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (which, for 2001 and 2000, reflect the impact of the Merger) used for grants in 2001, 2000 (historical and pro forma) and 1999: dividend yields of 0% in all periods; expected volatility of 59.3%, 46.3% and 65%, respectively; risk-free interest rates of 4.83%, 6.22% and 5.49%, respectively; and expected lives of 5 years for all periods. The weighted average fair value of an option granted during the year was $24.89 ($14.93, net of taxes), $23.63 ($14.18, net of taxes), $21.07 ($12.64, net of taxes) and $23.25 ($13.95, net of taxes) for the years ended December 31, 2001, 2000 (on a pro forma and historical basis) and 1999, respectively. During 2001 and 2000 (on a pro forma basis), AOL Time Warner granted options to certain executives at exercise prices exceeding the market price of AOL Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $67.32 and $16.68 ($10.01, net of taxes), respectively, in 2001 and $79.40 and $31.02 ($18.61, net of taxes), respectively, in 2000 on a pro forma basis. Above market options granted in 1999 were not significant.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity under all plans is as follows:

	Thousands of Shares	Weighted- Average Exercise Price
Balance at January 1, 1999	451,618	$4.66
1999 Activity:
Granted	102,179	51.23
Exercised	(135,022)	2.64
Cancelled	(35,699)	19.43

Balance at December 31, 1999	383,076	$16.42
2000 Activity:
Granted(a)	67,209	56.61
Exercised	(44,170)	6.10
Cancelled	(23,269)	39.94

Balance at December 31, 2000	382,846	$23.23
2001 Activity:
Options exchanged for outstanding Time Warner options in connection with the Merger	190,535	22.78
Granted(a)	193,257	47.53
Exercised	(108,860)	8.55
Cancelled	(30,463)	51.07

Balance at December 31, 2001	627,315	$31.88

(a)
In 2001, a special Founder’s Grant was issued to most individuals who were employees of AOL Time Warner during the year the Merger was consummated, only a portion of which is expected to be recurring in the future. This compares to approximately 91 million stock options issued at a weighted-average exercise price of $56.90 on a pro forma basis in 2000.

	December 31
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(thousands)
Exercisable	345,895	347,904	179,710	140,910
Available for future grants	88,449	80,457	70,792	121,727

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price
	(thousands)				(thousands)
Under $10	130,162	4.47		$3.75	120,999	$3.52
$10.01 to $ 15.00	116,696	4.24		$12.39	101,305	$12.55
$15.01 to $ 20.00	12,426	4.61		$16.64	12,091	$16.63
$20.01 to $ 30.00	22,320	5.90		$23.27	21,953	$23.29
$30.01 to $ 45.00	46,510	8.37		$38.42	13,931	$38.76
$45.01 to $ 50.00	193,053	8.56		$48.12	42,505	$47.35
$50.01 to $ 60.00	84,548	8.42		$56.61	26,256	$56.80
$60.01 to $ 90.00	21,490	8.29		$68.08	6,793	$68.94
$90.01 to $158.73	110	7.96		$96.80	62	$99.01

Total	627,315	6.64	years	$31.88	345,895	$20.03

For options exercised by employees of TWE, AOL Time Warner is reimbursed by TWE for the amount by which the market value of AOL Time Warner common stock on the exercise date exceeds the exercise price, or the greater of the exercise price or $13.88 for options granted prior to the TWE capitalization on June 30, 1992. There were 95.4 million options held by employees of TWE at December 31, 2001, 54.4 million of which were exercisable.

Restricted Stock Plans

AOL Time Warner also has various restricted stock plans for employees and non-employee directors of the Board. Under these plans, shares of common stock are granted which do not vest until the end of a restriction period, generally between three to five years. During 2001, AOL Time Warner issued approximately 157,000 shares of restricted stock at a weighted-average fair value of $43.43. During 2000 on a pro forma basis, AOL Time Warner issued 1.2 million shares of restricted stock at a weighted-average fair value of $56.54 (no restricted stock was issued on a historical basis). Grants of restricted stock in prior years were not significant. In addition, compensation cost recognized in connection with restricted stock grants was not material in any period.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    BENEFIT PLANS

AOL Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. AOL Time Warner’s common stock represents approximately 10% of defined benefit plan assets at both December 31, 2001 and 2000. Prior to the Merger, these defined benefit pension plans were only at Time Warner and certain of its subsidiaries. America Online did not sponsor a defined benefit pension plan. After the Merger, participation in AOL Time Warner’s defined benefit pension plans was limited to Time Warner employees who previously participated in these plans. A summary of activity for AOL Time Warner’s defined benefit pension plans for the years ended December 31, 2001 and 2000 on a pro forma basis is as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma
	(millions)
Components of Pension Expense
Service cost	$76	$83
Interest cost	127	122
Expected return on plan assets	(139)	(150)
Net amortization and deferral	—	(34)

Total pension expense	$64	$21

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2001 Historical	2000 Pro Forma
	(millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$1,577	$1,477
Service cost	76	83
Interest cost	127	122
Actuarial (gain) loss(a)	112	(35)
Benefits paid	(267)	(70)
Amendments to plan provisions	100	—

Projected benefit obligation at end of year	1,725	1,577

Change in Plan Assets
Fair value of plan assets at beginning of year	1,573	1,703
Actual return on plan assets	(137)	(81)
Employer contribution	273	13
Benefits paid	(246)	(62)

Fair value of plan assets at end of year	1,463	1,573

Underfunded projected benefit obligation	(262)	(4)
Additional minimum liability(b)(c)	(6)	(50)
Unrecognized actuarial (gain) loss(a)(c)	388	(348)
Effect of settlement accounting	(44)	—
Unrecognized prior service cost(c)	6	12

Prepaid (accrued) pension expense(d)	$82	$(390)

(a)	Reflects primarily an actual loss on plan assets that significantly exceeded the assumed rate of return in 2001.
(b)	The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.
(c)
In connection with the Merger and the application of the purchase method of accounting for business combinations, Time Warner’s pension plans were adjusted to fair value on AOL Time Warner’s consolidated balance sheet resulting in the recognition of the underfunded projected benefit obligation of $4 million at December 31, 2000 through the recognition of previously unrecognized items.

(d)	Reflects a gross prepaid asset of $260 million and a gross accrued liability of $178 million in 2001.

	December 31,
	2001 Historical	2000 Pro Forma
Weighted-Average Pension Assumptions
Discount rate	7.50%	7.75%
Expected return on plan assets	9%	9%
Rate of compensation increase	4.5%	5%

Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $163 million and $176 million as of December 31, 2001, respectively; and $189 million and $176 million as of December 31, 2000 on a pro forma basis, respectively.

Employees of AOL Time Warner’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOL Time Warner also has certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $109 million in 2001, $154 million on a pro forma basis in 2000 ($13 million on a historical basis) and $9 million in 1999. Contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

16.    DERIVATIVE INSTRUMENTS

AOL Time Warner uses derivative instruments principally to manage the risk that changes in foreign currency exchange rates will affect the amount of unremitted or future royalties and license fees to be received from the sale of U.S. copyrighted products abroad and to manage equity price risk in the Company’s investment holdings. The following is a summary of AOL Time Warner’s risk management strategies and the effect of these strategies on AOL Time Warner’s consolidated financial statements.

Foreign Currency Risk Management

Foreign exchange contracts are used primarily by AOL Time Warner to hedge the risk that unremitted or future royalties and license fees owed to AOL Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars. Therefore, the hedging period covers a fifteen-month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months to provide continuing coverage throughout the hedging period. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk. At December 31, 2001, AOL Time Warner had effectively hedged approximately 75% of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the hedging period.

AOL Time Warner records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders’ equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in AOL Time Warner’s consolidated statement of operations.

At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates. AOL Time Warner had contracts for the sale of $648 million and the purchase of $582 million of foreign currencies on a pro forma basis at December 31, 2000. AOL Time Warner had deferred approximately $13 million of net gains on foreign exchange contracts at December 31, 2001, which is expected to be substantially recognized in income over the next twelve months. AOL Time Warner recognized $33 million in gains in 2001 and $16 million in losses on a pro forma basis in 2000 on foreign

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange contracts. There were no foreign exchange contracts on a historical basis in either 2000 or 1999. These amounts were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. During 2001, approximately $2 million of the total gain was the result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur within the specified time period.

Equity Risk Management

AOL Time Warner manages an investment portfolio, excluding investments accounted for using the equity method of accounting, with a fair value of approximately $2.6 billion as of December 31, 2001. As part of the Company’s strategy to manage the equity price risk inherent in the portfolio, the Company may enter into hedging transactions to protect the fair value of investments in the portfolio or the anticipated future cash flows associated with the forecasted sale of certain investments. In addition, AOL Time Warner holds investments in equity derivative instruments (e.g., warrants), which are not designated as hedges. The equity derivative instruments are recorded at fair value in the accompanying consolidated balance sheet and the related gains and losses are immediately recognized in income.

17.    SEGMENT INFORMATION

AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

Information as to the operations of AOL Time Warner in different business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”).

Prior to the Merger, America Online, predecessor to AOL Time Warner, classified its business interests into two reportable segments, the Interactive Services Group and the Netscape Enterprise Group. As a result of the Merger, and the addition of Time Warner’s business interests, AOL Time Warner management assessed the manner in which financial information is reviewed in making operating decisions and assessing performance, and concluded that America Online would be treated as one separate and distinct reportable segment. Accordingly, AOL Time Warner has reclassified its 2000 and 1999 historical presentation to reflect America Online as one reportable segment, which is reflected in the accompanying consolidated financial statements. In order to enhance comparability, supplemental unaudited pro forma operating results for 2000, reflecting all of AOL Time Warner’s business segments have been presented as if the Merger had occurred at the beginning of 2000.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1. Intersegment sales are accounted for at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and therefore, do not themselves impact consolidated results.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2001 Historical	2000 Pro Forma
	(millions)
Revenues
AOL	$8,718	$7,703
Cable	6,992	6,054
Filmed Entertainment	8,759	8,119
Networks	7,050	6,802
Music	3,929	4,148
Publishing	4,810	4,645
Intersegment elimination	(2,024)	(1,258)

Total revenues	$38,234	$36,213

	Years Ended December 31,
	2001 Historical	2000 Pro Forma
	(millions)
Intersegment Revenues
AOL	$228	$—
Cable	57	7
Filmed Entertainment	784	560
Networks	618	451
Music	302	211
Publishing	35	29

Total intersegment revenues	$2,024	$1,258

	Years Ended December 31,
	2001 Historical	2000 Pro Forma
	(millions)
EBITDA(a)
AOL	$2,945	$2,350
Cable(b)	3,199	2,859
Filmed Entertainment	1,017	796
Networks	1,797	1,502
Music	419	518
Publishing	909	747
Corporate	(294)	(304)
Merger-related costs	(250)	(155)
Intersegment elimination	(86)	(46)

Total EBITDA	$9,656	$8,267

(a)
EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets. After deducting depreciation and amortization, AOL Time Warner’s operating income (loss) was $453 million in 2001 and $(383) million on a pro forma basis in 2000.

(b)	Includes pretax gains of approximately $28 million recognized on a pro forma basis in 2000 relating to the sale or exchange of certain consolidated cable television systems.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2001 Historical	2000 Pro Forma
	(millions)
Depreciation of Property, Plant and Equipment
AOL	$426	$344
Cable	1,111	857
Filmed Entertainment	89	99
Networks	159	153
Music	97	83
Publishing	70	64
Corporate	20	18

Total depreciation	$1,972	$1,618

	Years Ended December 31
	2001 Historical	2000 Pro Forma
	(millions)
Amortization of Intangible Assets(a)
AOL	$146	$100
Cable	2,523	2,639
Filmed Entertainment	478	516
Networks	1,966	1,948
Music	820	723
Publishing	935	820
Corporate	363	286

Total amortization	$7,231	$7,032

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the approximate $147 billion acquisition of Time Warner in 2001.

On a historical basis, AOL Time Warner’s assets represent those of America Online, as predecessor to AOL Time Warner, and were $10.827 billion at December 31, 2000, including approximately $4.2 billion of corporate-related assets such as cash and liquid investments. Due to the consummation of the Merger and the allocation of the approximate $147 billion cost to acquire Time Warner to the underlying net assets of Time Warner based on their respective fair values, AOL Time Warner’s assets have significantly increased since December 31, 2000. Any excess of the purchase price over estimated fair value of the net assets acquired was recorded as goodwill and allocated among AOL Time Warner’s business segments. AOL Time Warner’s assets and capital expenditures are as follows:

	December 31,
	2001 Historical	2000 Pro Forma
	(millions)
Assets
AOL	$6,671	$6,647
Cable	72,087	77,217
Filmed Entertainment	18,623	18,791
Networks	51,696	54,152
Music	18,341	18,171
Publishing	29,065	25,130
Corporate	12,076	15,939

Total assets	$208,559	$216,047

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2001 Historical	2000 Pro Forma
	(millions)
Capital Expenditures and Product Development Costs
AOL	$818	$785
Cable	2,221	2,158
Filmed Entertainment	97	96
Networks	181	191
Music	166	164
Publishing	89	113
Corporate	62	53

Total capital expenditures and product development costs	$3,634	$3,560

Because a substantial portion of international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material. Information as to operations in different geographical areas is as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma
	(millions)
Revenues (a)
United States	$32,676	$30,402
United Kingdom	1,173	1,060
Germany	588	682
Japan	653	713
Canada	368	429
France	394	376
Other international	2,382	2,551

Total revenues	$38,234	$36,213

(a)
Revenues are attributed to countries based on location of customer. Because most of America Online’s foreign operations are through investments accounted for using the equity method of accounting, AOL Time Warner did not have significant consolidated foreign revenues on a historical basis during 2000 and 1999.

18.    COMMITMENTS AND CONTINGENCIES

Commitments

AOL Time Warner’s total rent expense amounted to $1.013 billion in 2001, $974 million on a pro forma basis in 2000 ($413 million on a historical basis) and $324 million in 1999. The minimum rental commitments under noncancellable long-term operating leases totaled approximately $6.0 billion and, based on current outstanding agreements, will be paid: $868 million in 2002; $710 million in 2003; $564 million in 2004; $470 million in 2005; $430 million in 2006; and $2.938 billion after 2006. Additionally, AOL Time Warner recognized sublease income of approximately $36 million in 2001 and, as of December 31, 2001, the Company had future sublease income commitments of approximately $223 million.

AOL Time Warner’s firm commitments and contingent commitments under certain programming, licensing, artists, athletes, franchise and other agreements aggregated approximately $25.9 billion at December 31, 2001, which are payable principally over a ten-year period.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

On January 22, 2002, Netscape, a wholly-owned subsidiary of America Online sued Microsoft Corporation (“Microsoft”) in the United States District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations. Among other things, the complaint alleges that Microsoft’s actions to maintain its monopoly in the market for Intel-compatible personal computer operating systems worldwide injured Netscape, consumers and competition in violation of Section 2 of the Sherman Act and continues to do so. The complaint also alleges that Microsoft’s actions constitute illegal monopolization and attempted monopolization of a worldwide market for Web browsers and that Microsoft has engaged in illegal practices by tying its Web browser, Internet Explorer, to Microsoft’s operating system in various ways. The complaint seeks damages for the injuries inflicted upon Netscape, including treble damages and attorneys’ fees, as well as injunctive relief to remedy the anti-competitive behavior alleged. Due to the preliminary status of the matter, it is not possible for the Company at this time to provide a view on its probable outcome or to provide a reasonable estimate as to the amount that might be recovered through this action.

America Online has been named as defendant in several putative class action lawsuits brought by consumers and Internet service providers (“ISP”), alleging certain injuries to have been caused by installation of AOL versions 5.0 and 6.0 software. The parties have entered into a confidential settlement agreement covering the consumer AOL version 5.0 installation claims on terms that are not material to the Company’s financial condition or results of operations, subject to approval of the court. The ISP claims on AOL version 5.0 and the claims related to AOL version 6.0 remain pending. The remaining cases are in preliminary stages, but the Company believes that they are without merit and intends to defend them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given their current status.

The Department of Labor has closed its investigation into the applicability of the Fair Labor Standards Act (“FLSA”) to America Online’s Community Leader program. However, putative classes of former and current Community Leader volunteers have brought lawsuits in several states against America Online alleging violations of the FLSA and comparable state statutes on the basis that they were acting as employees rather than volunteers in serving as Community Leaders. An additional putative class action lawsuit has been filed against the Company, America Online and AOL Community, Inc. alleging violations of the Employee Retirement Income Security Act (“ERISA”) on the basis that they were acting as employees rather than volunteers and are entitled to pension, welfare or other employee benefits under ERISA. Although the Company does not believe that these lawsuits regarding Community Leader volunteers have any merit and intends to defend against them vigorously, the Company is unable to predict the outcome of the cases, or reasonably estimate a range of possible loss due to the preliminary nature of the matters.

In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The matter remains pending in the Georgia Court of Appeals and a decision is expected later in 2002.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. Although the Company cannot predict the outcomes, the Company does not expect that the ultimate outcomes of these cases will have a material adverse impact on the Company’s consolidated financial statements or results of operations.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

19.    RELATED PARTY TRANSACTIONS

AOL Time Warner has had transactions with the AOL Europe, AOL Latin America, Columbia House, Comedy Partners, L.P., Time Warner Telecom, Road Runner, Courtroom Television Network, BookSpan and other equity investees of AOL Time Warner, generally with respect to sales of products and services in the ordinary course of business. In addition, the Company has entered into various transactions with AT&T and its subsidiaries, primarily related to the sale of programming to AT&T cable systems.

20.    ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash flows is as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Cash payments made for interest	$1,396	$1,507	$15	$16
Cash payments made for income taxes	388	549	14	—
Income tax refunds received	48	41	—	—
Interest income received	197	378	330	161

Noncash investing activities in 2000, on a pro forma basis, included the exchange of certain cable television systems (Note 8). Noncash financing activities in 2000, on a pro forma basis, included the conversion of convertible preferred stock into shares of common stock.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense), Net

Other income (expense), net, consists of:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Investment gain (losses)(a)(b)	$(1,218)	$(96)	$(177)	$681
Write-down of investment in Time Warner Telecom	(1,213)	—	—	—
Write-down of investment in Columbia House	(90)	(220)	—	—
Losses on equity investees	(918)	(858)	(36)	(5)
Losses on accounts receivable securitization programs	(70)	(131)	—	—
Road Runner restructuring charge	—	(41)	—	—
Miscellaneous	(30)	(10)	5	1

Total other income (expense), net	$(3,539)	$(1,356)	$(208)	$677

(a)
For 2001, includes a $1.229 billion noncash charge, excluding the write-downs of Time Warner Telecom and Columbia House, to reduce the carrying value of certain investments in AOL Time Warner’s investment portfolio, primarily due to declines in the market values deemed to be other-than-temporary, and to reflect market fluctuations in equity derivative instruments.

(b)
For 2000 on a pro forma basis, includes a $579 million noncash pretax charge to reduce the carrying value of certain investments in AOL Time Warner’s investment portfolio, primarily due to declines in the market values deemed to be other-than-temporary, and to reflect market fluctuations in equity derivative instruments ($535 million on a historical basis), pretax gains of approximately $359 million ($275 on a historical basis) related to the sale or exchange of unconsolidated cable television systems and certain other investments and a pretax charge of $24 million relating to the Six Flags litigation. For 1999, includes a $567 million pretax gain on the sale of investments in Excite, Inc.

Other Current Liabilities

Other current liabilities consist of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Accrued expenses	$5,474	$4,936	$1,047
Accrued compensation	904	1,085	111
Accrued income taxes	65	142	—

Total	$6,443	$6,163	$1,158

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
AOL Time Warner Inc.

We have audited the accompanying consolidated balance sheet of AOL Time Warner Inc. (“AOL Time Warner”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule and supplementary information listed in the index at Item 14 (a). These financial statements, schedule and supplementary information are the responsibility of AOL Time Warner’s management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary information based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AOL Time Warner at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
January 28, 2002

AOL TIME WARNER INC.
SELECTED FINANCIAL INFORMATION

The selected financial information for each of the five years in the period ended December 31, 2001 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. Certain reclassifications have been made to conform to the 2001 presentation.

Because the Merger was not consummated until January 2001, the selected financial information for years prior to 2001 reflect only the financial results of America Online, as predecessor to AOL Time Warner. However, in order to enhance comparability, pro forma selected financial information for 2000 is presented supplementally to illustrate the effects of the Merger on the historical financial position and operating results of America Online. The pro forma selected financial information for AOL Time Warner, which is unaudited, is presented as if the Merger between America Online and Time Warner had occurred on January 1, 2000. These results also reflect reclassifications of each company’s historical operating results and segment information to conform to the combined Company’s financial statement presentation, as follows:

•
Income and losses related to investments accounted for using the equity method of accounting and gains and losses on the sale of investments have been reclassified from operating income (loss) to other income (expense), net;

•	Corporate expenses have been reclassified to selling, general and administrative costs as a reduction of operating income (loss); and

•	Merger-related costs have been moved from other income (expense), net, to operating income (loss).

AOL TIME WARNER INC.
SELECTED FINANCIAL INFORMATION — (Continued)

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical	1998 Historical	1997 Historical
	(millions, except per share amounts)
Selected Operating Statement Information
Revenues:
Subscription	$16,543	$14,733	$4,777	$3,874	$2,765	$1,715
Advertising and commerce	8,487	8,744	2,369	1,240	612	309
Content and other	13,204	12,736	557	610	496	610

Total revenues	38,234	36,213	7,703	5,724	3,873	2,634
Operating income (loss)(a)	453	(383)	1,817	819	104	(28)
Interest income (expense), net(b)	(1,379)	(1,373)	275	138	46	20
Other income (expense), net(c)(d)(e)	(3,539)	(1,356)	(208)	677	(5)	—
Income (loss) before cumulative effect of accounting change	(4,921)	(3,927)	1,152	1,027	115	1
Net income (loss)(f)	(4,921)	(4,370)	1,152	1,027	115	1
Net income (loss) applicable to common shares (after preferred dividends)	(4,921)	(4,384)	1,152	1,027	115	1
Per share of common stock:
Basic net income (loss)	$(1.11)	$(1.02)	$0.50	$0.47	$0.06	$—
Diluted net income (loss)	$(1.11)	$(1.02)	$0.45	$0.40	$0.05	$—
Dividends	$—	$0.12	$—	$—	$—	$—
Average common shares:
Basic	4,429.1	4,300.8	2,323.0	2,199.0	1,959.1	1,765.4
Diluted	4,429.1	4,300.8	2,595.0	2,599.0	2,370.0	2,066.0

(a)
Includes merger-related costs and restructurings of approximately $250 million in 2001, $155 million on a pro forma basis in 2000 ($10 million in 2000 on a historical basis), $123 million in 1999, $50 million in 1998 and $27 million in 1997. Also includes $28 million relating to gains on the sale of consolidated cable systems in 2000 on a pro forma basis, $80 million of costs related to acquired in-process research and development and $18 million in legal settlements in 1998 and $24 million of contract termination costs and $23 million of costs related to acquired in-process research and development in 1997.

(b)	Includes $26 million of additional interest expense related to the Six Flags litigation on a pro forma basis in 2000 (Note 5).

(c)
Includes noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments of approximately $2.532 billion in 2001, $799 million on a pro forma basis in 2000 ($535 million on a historical basis) (Note 8).

(d)
Includes gains relating to the sale or exchange of various unconsolidated cable television systems and other investments of $387 million on a pro forma basis in 2000 ($275 million on a historical basis) and $678 million in 1999 (Note 8).

(e)
Includes a $24 million pretax charge relating to the Six Flags litigation (Note 5) and a $41 million pretax charge in connection with the Road Runner restructuring (Note 4) on a pro forma basis in 2000.

(f)
Includes an after-tax charge of $443 million related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard on a pro forma basis in 2000 (Note 1).

AOL TIME WARNER INC.
SELECTED FINANCIAL INFORMATION — (Continued)

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical	1998 Historical	1997 Historical
	(millions)
Selected Balance Sheet Information
Cash and equivalents	$719	$3,300	$2,610	$2,554	$1,532	$580
Total assets	208,559	216,047	10,827	10,396	3,835	2,090
Debt due within one year	48	45	2	13	9	3
Long-term debt	22,792	21,318	1,411	1,581	401	372
Mandatorily redeemable preferred securities of subsidiaries	—	575	—	—	—	—
Shareholders’ equity:
Equity applicable to common stock	152,071	157,627	6,778	6,331	1,862	798
Total shareholders’ equity	152,071	157,627	6,778	6,331	1,862	798
Total capitalization	174,911	179,565	8,191	7,925	2,272	1,173

AOL TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION
(unaudited)

The following table set forth the quarterly information for AOL Time Warner

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(amounts in millions, except per share data)
2001(a)(f)
Subscription Revenues	$3,857	$4,058	$4,190	$4,438
Advertising and commerce	2,053	2,278	1,934	2,222
Content and other	3,170	2,866	3,196	3,972

Total revenues	9,080	9,202	9,320	10,632
Operating income (loss)	(147)	276	29	295
Net loss	(1,369)	(734)	(996)	(1,822)
Net loss per-share–basic	(0.31)	(0.17)	(0.22)	(0.41)
Net loss per share–diluted	(0.31)	(0.17)	(0.22)	(0.41)
Net cash provided by operating activities	976	1,293	1,971	1,054
EBITDA	2,075	2,537	2,329	2,715
Common stock—high	57.10	58.51	53.30	39.21
Common stock—low	31.50	33.46	27.40	29.39

2000 Pro Forma(b)(c)(e)(f)
Subscription Revenues	$3,528	$3,682	$3,698	$3,825
Advertising and commerce	1,865	2,254	2,033	2,592
Content and other	2,923	2,972	3,027	3,814

Total revenues	8,316	8,908	8,758	10,231
Operating income (loss)	(364)	(62)	(155)	198
Net loss	(1,455)	(924)	(902)	(1,089)
Net loss per-share–basic	(0.34)	(0.22)	(0.21)	(0.25)
Net loss per share–diluted	(0.34)	(0.22)	(0.21)	(0.25)
Net cash provided by operating activities	909	1,318	944	1,473
EBITDA	1,777	2,077	2,008	2,405
Common stock—high	82.88	69.38	63.19	62.25
Common stock—low	48.25	48.38	51.06	32.90

2000 Historical(b)(d)(e)(f)
Subscription Revenues	$1,153	$1,185	$1,206	$1,233
Advertising and commerce	528	561	594	686
Content and other	133	139	145	140

Total revenues	1,814	1,885	1,945	2,059
Operating income	376	456	482	503
Net income	433	338	344	37
Net income per-share–basic	0.19	0.15	0.15	0.02
Net income per share–diluted	0.17	0.13	0.13	0.01
Net cash provided by operating activities	478	511	398	571
EBITDA	506	583	609	652
Common stock—high	82.88	69.38	63.19	62.25
Common stock—low	48.25	48.38	51.06	32.90

See Notes on following page.

AOL TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION — (Continued)
(unaudited)

Notes to Quarterly Financial Information

(a)
AOL Time Warner’s net loss per common share in 2001 has been affected by certain significant transactions and nonrecurring items. These items consisted of (i) merger-related costs of $71 million in the first quarter, $134 million in the third quarter and $45 million in the fourth quarter relating to the Merger, thereby aggregating $250 million for the year (Note 3) and (ii) noncash pretax charges of approximately $620 million in the first quarter, $196 million in the third quarter and $1.716 billion in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments (Note 8). The aggregate net effect of these items in 2001 was to increase basic loss per common share by $0.09 in the first quarter, $0.04 in the third quarter and $0.24 in the fourth quarter, thereby aggregating $0.38 per common share for the year (see Note (f) below).

(b)
AOL Time Warner’s historical financial statements for the prior period represents the financial results of America Online, as predecessor to AOL Time Warner. In order to enhance comparability, pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000.

(c)
AOL Time Warner’s net loss per common share in 2000, on a pro forma basis, has been affected by certain significant transactions and nonrecurring items. These items consisted of (i) merger-related costs relating to the Merger and Time Warner’s terminated merger agreement with EMI of approximately $46 million recognized in the first quarter, $41 million recognized in the second quarter, $52 million recognized in the third quarter and $16 million recognized in the fourth quarter, thereby aggregating $155 million for the year (Note 3), (ii) a noncash pretax charge of $220 million recognized in the first quarter relating to the write-down of AOL Time Warner’s carrying value of its investment in Columbia House, a 50%-owned equity-method investee, and $579 million recognized in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that had experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments (Note 8), (iii) net pretax gains (losses) relating to the sale or exchange of various cable television systems and other investments of $313 million recognized in the first quarter, $(7) million recognized in the second quarter, $65 million in the third quarter and $16 million recognized in the fourth quarter, thereby aggregating $387 million of net pretax gains for the year (Note 8), (iv) a $50 million pretax charge recognized in the second quarter relating to the Six Flags litigation (Note 5), (v) a pretax charge of $41 million recognized in the fourth quarter relating to the Road Runner restructuring (Note 4), (vi) a noncash, after-tax charge of $443 million (impact of $0.10 per basic and diluted common share) recognized in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard (Note 1). The aggregate net effect of these items in 2000 was to increase basic loss per common share by $0.10 in the first quarter, $0.02 in the second quarter, and $0.08 in the fourth quarter, thereby aggregating $0.20 per common share for the year (see Note (f) below).

(d)
AOL Time Warner’s net income per common share in 2000, on a historical basis, has been affected by certain significant nonrecurring items. These items consisted of (i) merger-related costs of approximately $10 million recognized in the second quarter (Note 3), (ii) a noncash pretax charge of $535 million recognized in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that had experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments (Note 8) and (iii) pretax gains of approximately $275 million from the sale or exchange of certain investments recognized in the first quarter (Note 8). The aggregate net effect of these items in 2000 was to increase basic income per common share by $0.07 in the first quarter and decrease basic income by share by $0.14 in the fourth quarter, thereby aggregating a net decrease in basic income per share of $0.07 for the year (see Note (f) below).

(e)
Revenues reflect the provisions of SAB 101, which was adopted in the fourth quarter of 2000, and other reclassifications to conform to the 2000 presentation. The impact of SAB 101, on a pro forma basis, was to reduce revenues and costs by equal amounts of $91 million, $97 million, $89 million and $82 million in the first, second, third and fourth quarters of 2000, respectively and $33 million, $44 million, $30 million and $54 million in the first, second, third and fourth quarters of 2000, respectively, on a historical basis.

(f)
Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

America Online, Inc. (“America Online”), Time Warner Inc. (“Time Warner”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with America Online, Time Warner and TW Companies, the “Guarantor Subsidiaries”) are wholly owned subsidiaries of AOL Time Warner Inc. (“AOL Time Warner”). AOL Time Warner, America Online, Time Warner, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of AOL Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company’s public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) America Online, Time Warner, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of AOL Time Warner and (iii) the eliminations necessary to arrive at the information for AOL Time Warner on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of AOL Time Warner.

Consolidating Statement of Operations
For The Year Ended December 31, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$—	$6,804	$—	$—	$796	$30,839	$(205)	$38,234

Cost of revenues	—	(3,580)	—	—	(339)	(16,990)	205	(20,704)
Selling, general and administrative	(31)	(1,539)	(36)	(14)	(163)	(7,813)	—	(9,596)
Amortization of goodwill and other intangible assets	(359)	(20)	—	—	(299)	(6,553)	—	(7,231)
Merger-related costs	(9)	(235)	—	—	—	(6)	—	(250)

Operating income (loss)	(399)	1,430	(36)	(14)	(5)	(523)	—	453
Equity in pretax income of consolidated subsidiaries	(4,151)	666	(5,050)	(3,481)	(593)	—	12,609	—
Interest income (expense), net	(216)	90	(38)	(406)	(157)	(652)	—	(1,379)
Other expense, net	(9)	(1,147)	(66)	(213)	(14)	(1,979)	(111)	(3,539)
Minority interest expense	—	—	—	—	—	(310)	—	(310)

Income (loss) before income taxes	(4,775)	1,039	(5,190)	(4,114)	(769)	(3,464)	12,498	(4,775)
Income tax provision	(146)	(424)	28	41	(247)	(663)	1,265	(146)

Net income (loss)	$(4,921)	$615	$(5,162)	$(4,073)	$(1,016)	$(4,127)	$13,763	$(4,921)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations For The Year Ended December 31, 2000

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$5,971	$—	$—	$—	$1,732	$—	$7,703

Cost of revenues	(3,180)	—	—	—	(694)	—	(3,874)
Selling, general and administrative	(1,478)	—	—	—	(424)	—	(1,902)
Amortization of goodwill and other intangible assets	(7)	—	—	—	(93)	—	(100)
Merger-related costs	3	—	—	—	(13)	—	(10)

Operating income	1,309	—	—	—	508	—	1,817
Equity in pretax income of consolidated subsidiaries	516	—	—	—	—	(516)	—
Interest income, net	—	—	—	—	275	—	275
Other income (expense), net	59	—	—	—	(267)	—	(208)

Income before income taxes	1,884	—	—	—	516	(516)	1,884
Income tax provision	(732)	—	—	—	—	—	(732)

Net income	$1,152	$—	$—	$—	$516	$(516)	$1,152

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 1999

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$4,603	$—	$—	$—	$1,121	$—	$5,724
Cost of revenues	(2,738)	—	—	—	(586)	—	(3,324)
Selling, general and administrative	(908)	—	—	—	(482)	—	(1,390)
Amortization of goodwill and other intangible assets	—	—	—	—	(68)	—	(68)
Merger-related costs	(37)	—	—	—	(86)	—	(123)

Operating income (loss)	920	—	—	—	(101)	—	819
Equity in pretax income (loss) of consolidated subsidiaries	(73)	—	—	—	—	73	—
Interest income, net	—	—	—	—	138	—	138
Other income (expense), net	785	—	—	—	(108)	—	677

Income (loss) before income taxes	1,632	—	—	—	(71)	73	1,634
Income tax provision	(605)	—	—	—	(2)	—	(607)

Net income (loss)	$1,027	$—	$—	$—	$(73)	$73	$1,027

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$(10)	$41	$—	$1,837	$86	$499	$(1,734)	$719
Receivables, net	36	555	19	10	114	5,320	—	6,054
Inventories	—	—	—	—	170	1,621	—	1,791
Prepaid expenses and other current assets	15	277	—	—	6	1,412	—	1,710

Total current assets	41	873	19	1,847	376	8,852	(1,734)	10,274
Noncurrent inventories and film costs	—	—	—	—	267	6,574	12	6,853
Investments in amounts due to and from consolidated subsidiaries	159,460	2,635	174,094	135,182	34,071	—	(505,442)	—
Investments, including available-for-sale securities	—	2,667	268	96	94	4,654	(893)	6,886
Property, plant and equipment	47	1,037	7	—	83	11,510	—	12,684
Music catalogues and copyrights	—	—	—	—	—	2,927	—	2,927
Cable television and sports franchises	—	—	—	—	—	27,109	—	27,109
Brands and trademarks	—	—	—	—	641	10,043	—	10,684
Goodwill and other intangible assets	9,759	134	—	—	6,720	111,725	—	128,338
Other assets	97	393	69	47	83	2,115	—	2,804

Total assets	$169,404	$7,739	$174,457	$137,172	$42,335	$185,509	$(508,057)	$208,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18	$73	$1	$—	$16	$2,149	$—	$2,257
Participations payable	—	—	—	—	—	1,253	—	1,253
Royalties and programming costs payable	—	—	—	—	—	1,515	—	1,515
Deferred revenue	—	744	—	—	1	711	—	1,456
Debt due within one year	—	—	—	—	—	48	—	48
Other current liabilities	248	1,074	34	154	167	4,806	(40)	6,443

Total current liabilities	266	1,891	35	154	184	10,482	(40)	12,972
Long-term debt	5,697	1,488	2,066	6,040	791	8,445	(1,735)	22,792
Debt due to affiliates	—	—	—	—	1,647	158	(1,805)	—
Deferred income taxes	11,260	(4,106)	15,366	13,285	2,162	15,446	(42,153)	11,260
Deferred revenue	—	70	—	—	—	984	—	1,054
Other liabilities	110	10	376	—	198	4,125	—	4,819
Minority interests	—	—	—	—	—	3,591	—	3,591
Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	912	10,685	4,928	(1,620)	(12,836)	(2,069)	—
Other shareholders’ equity	152,071	7,474	145,929	112,765	38,973	155,114	(460,255)	152,071

Total shareholders’ equity	152,071	8,386	156,614	117,693	37,353	142,278	(462,324)	152,071

Total liabilities and shareholders’ equity	$169,404	$7,739	$174,457	$137,172	$42,335	$185,509	$(508,057)	$208,559

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2000

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$2,530	$—	$—	$—	$80	$—	$2,610
Short-term investments	880	—	—	—	6	—	886
Receivables, net	455	—	—	—	9	—	464
Inventories	—	—	—	—	—	—	—
Prepaid expenses and other current assets	375	—	—	—	336	—	711

Total current assets	4,240	—	—	—	431	—	4,671
Investments in amounts due to and from consolidated subsidiaries	1,511	—	—	—	—	(1,511)	—
Investments, including available-for-sale securities	3,734	—	—	—	90	—	3,824
Property, plant and equipment	866	—	—	—	175	—	1,041
Goodwill and other intangible assets	169	—	—	—	544	—	713
Other assets	190	—	—	—	388	—	578

Total assets	$10,710	$—	$—	$—	$1,628	$(1,511)	$10,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46	$—	$—	$—	$59	$—	$105
Deferred revenue	909	—	—	—	154	—	1,063
Debt due within one year	2	—	—	—	—	—	2
Other current liabilities	1,029	—	—	—	129	—	1,158

Total current liabilities	1,986	—	—	—	342	—	2,328
Long-term debt	1,411	—	—	—	—	—	1,411
Deferred revenue	223	—	—	—	—	—	223
Other liabilities	82	—	—	—	5	—	87
Minority interests	—	—	—	—	—	—	—
Shareholders’ equity
Due from AOL Time Warner subsidiaries	296	—	—	—	(296)	—	—
Other shareholders’ equity	6,712	—	—	—	1,577	(1,511)	6,778

Total shareholders’ equity	7,008	—	—	—	1,281	(1,511)	6,778

Total liabilities and shareholders’ equity	$10,710	$—	$—	$—	$1,628	$(1,511)	$10,827

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATING ACTIVITIES
Net income (loss)	$(4,921)	$615	$(5,162)	$(4,073)	$(1,016)	$(4,127)	$13,763	$(4,921)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	370	381	2	—	307	8,143	—	9,203
Amortization of film costs	—	—	—	—	—	2,380	—	2,380
Loss on writedown of investments	—	1,105	51	162	—	1,219	—	2,537
Gain on sale of investments	—	(28)	—	—	—	(6)	—	(34)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(290)	(4,021)	(1,517)	6,142	1,445	—	(1,759)	—
Equity in losses of other investee companies after distributions	—	41	—	48	—	886	—	975
Changes in operating assets and liabilities, net of acquisitions	6,917	2,663	(286)	(2,538)	(1,177)	(5,179)	(5,246)	(4,846)

Cash provided (used) by operating activities	2,076	756	(6,912)	(259)	(441)	3,316	6,758	5,294
INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	—	(1)	198	40	453	—	690
Investments and acquisitions	—	(693)	—	—	—	(3,484)	—	(4,177)
Advances to parents and consolidated subsidiaries	—	—	—	608	—	4,360	(4,968)	—
Capital expenditures	—	(696)	—	—	(50)	(2,888)	—	(3,634)
Investment proceeds	—	1,713	—	—	—	138	—	1,851

Cash provided (used) by investing activities	—	324	(1)	806	(10)	(1,421)	(4,968)	(5,270)

FINANCING ACTIVITIES
Borrowings	4,820	—	1,380	—	—	6,986	(2,494)	10,692
Debt repayments	—	—	(1,380)	(1,023)	—	(8,257)	760	(9,900)
Change in due to/from parent	(4,837)	(3,628)	6,917	2,313	537	458	(1,760)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(575)	—	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	926	59	—	—	—	(29)	(30)	926
Repurchases of common stock	(3,031)	—	—	—	—	—	—	(3,031)
Dividends paid and partnership distributions	—	—	(4)	—	—	(59)	—	(63)
Other	36	—	—	—	—	—	—	36

Cash provided (used) by financing activities	(2,086)	(3,569)	6,913	1,290	537	(1,476)	(3,524)	(1,915)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(10)	(2,489)	—	1,837	86	419	(1,734)	(1,891)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	2,530	—	—	—	80	—	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$(10)	$41	$—	$1,837	$86	$499	$(1,734)	$719

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2000

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATING ACTIVITIES
Net income	$1,152	$—	$—	$—	$516	$(516)	$1,152
Adjustments for noncash and nonoperating items:
Depreciation and amortization	222	—	—	—	222	—	444
Loss on writedown of investments	—	—	—	—	465	—	465
Gain (loss) on sale of investments	106	—	—	—	(464)	—	(358)
Equity in (income) losses of other investee companies after distributions	(484)	—	—	—	520	—	36
Changes in operating assets and liabilities, net of acquisitions	991				(772)	—	219

Cash provided by operating activities	1,987	—	—	—	487	(516)	1,958

INVESTING ACTIVITIES
Investments and acquisitions	(2,251)	—	—	—	(97)	—	(2,348)
Capital expenditures	(537)	—	—	—	(248)	—	(785)
Investment proceeds	809	—	—	—	3	—	812
Other	(291)	—	—	—	289	—	(2)

Cash used by investing activities	(2,270)	—	—	—	(53)	—	(2,323)

FINANCING ACTIVITIES
Borrowings	(136)	—	—	—	240	—	104
Debt repayments	(7)	—	—	—	6	—	(1)
Proceeds from exercise of stock option and dividend reimbursement plans	563	—	—	—	(245)		318

Cash provided by financing activities	420	—	—	—	1	—	421

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	137	—	—	—	435	(516)	56
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,393	—	—	—	161	—	2,554

CASH AND EQUIVALENTS AT END OF PERIOD	$2,530	$—	$—	$—	$596	$(516)	$2,610

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 1999

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATING ACTIVITIES
Net income	$1,027	$—	$—	$—	$(73)	$73	$1,027
Adjustments for noncash and nonoperating items:
Non-Cash Restructuring Charge	2	—	—	—	(2)	—	—
Depreciation and amortization	106	—	—	—	210	—	316
Loss on sale of investments	(648)	—	—	—	(33)	—	(681)
Equity in (income) losses of other investee companies after distributions	74	—	—	—	(69)	—	5
Changes in operating assets and liabilities, net of acquisitions	1,030				(57)	—	973

Cash provided by operating activities	1,591	—	—	—	(24)	73	1,640

INVESTING ACTIVITIES
Investments and acquisitions	(2,444)	—	—	—	(32)	—	(2,476)
Capital expenditures	(505)	—	—	—	(107)	—	(612)
Investment proceeds	687	—	—	—	82	—	769
Other	(74)	—	—	—	46	—	(28)

Cash used by investing activities	(2,336)	—	—	—	(11)	—	(2,347)

FINANCING ACTIVITIES
Borrowings	1,258	—	—	—	28	—	1,286
Debt repayments	(19)	—	—	—	(3)	—	(22)
Proceeds from exercise of stock option and dividend reimbursement plans	475	—	—	—	19		494
Other	—	—	—	—	(29)	—	(29)

Cash provided by financing activities	1,714	—	—	—	15	—	1,729

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	969	—	—	—	(20)	73	1,022
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,424	—	—	—	108	—	1,532

CASH AND EQUIVALENTS AT END OF PERIOD	$2,393	$—	$—	$—	$88	$73	$2,554

AOL TIME WARNER INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999
(millions)

Description	Balance at Beginning of Period	Impact of the AOL Time Warner Merger	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2001:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$97	$596	$604	$(396)	$901
Reserves for sales returns and allowances	—	828	1,613	(1,453)	988

Total	$97	$1,424	$2,217	$(1,849)	$1,889

2000:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$58	$—	$196	$(157)	$97
Reserves for sales returns and allowances	—	—	—	—	—

Total	$58	$—	$196	$(157)	$97

1999:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$46	$—	$78	$(66)	$58
Reserves for sales returns and allowances	—	—	—	—	—

Total	$46	$—	$78	$(66)	$58

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Entertainment Company, L.P.’s (“TWE” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of TWE’s businesses.

•
Results of operations.    This section provides an analysis of the Company’s results of operations for all three years presented in the accompanying consolidated statement of operations. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•
Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2001. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•
Market risk management.    This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of investments.

•
Critical accounting policies.    This section discusses those accounting policies that are considered important to the Company’s financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of the Company’s significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•
Caution concerning forward-looking statements.    This section discusses how certain forward-looking statements made by the Company throughout MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

AOL Time Warner Inc. (“AOL Time Warner”) is the world’s first Internet-powered media and communications company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through TWE. AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). TWE’s financial results are consolidated and presented

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

with the results of operations of AOL Time Warner. In addition, TWE has a 64.8% interest in the TWE-Advance/Newhouse Partnership (“TWE-A/N”), whose financial results are consolidated and presented with the results of operations of TWE and AOL Time Warner.

In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T has initiated a process by which an independent investment banking firm will determine the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. If AT&T chooses to exercise the option this year, AT&T’s interest in the Series A Capital and Residual Capital would be increased by a maximum of approximately 3.7%, assuming that the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would be increased would be significantly less.

AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. The parties are in discussions regarding this registration rights process. The Company cannot at this time predict the outcome or effect, if any, of these discussions.

As part of the integration of TWE’s businesses into AOL Time Warner’s operating structure, management is pursuing various initiatives to enhance efficiencies. Such initiatives, some of which have already been implemented, include the consolidation of certain duplicative administrative and operational functions and the restructuring of certain under-performing assets. For additional information on the Merger and TWE’s restructuring initiatives, see Notes 1 and 2, respectively, to the accompanying consolidated financial statements.

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

Investment in TWE-A/N

TWE-A/N is owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. In 2001 and on a pro forma basis in 2000, the financial position and operating results of TWE-A/N have been consolidated by TWE and the partnership interest owned by Advance/Newhouse has been reflected in TWE’s consolidated financial statements as minority interest. As discussed in more detail in Note 3 to the accompanying consolidated financial statements, AOL Time Warner and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N and TWE-A/N’s investment in Road Runner, the outcome of which could affect the future operating results of the Cable segment.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Use of EBITDA

TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of goodwill and intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

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

As a result of the Merger and the application of the purchase method of accounting, the accompanying historical operating results and financial condition are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon unaudited pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000.

Other Significant Transactions and Nonrecurring Items

As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of TWE’s operating results has been affected by certain significant transactions and nonrecurring items in 2000 and 1999.

For the year ended December 2000, on both a historical and pro forma basis, these items included (i) a $50 million pretax charge relating to the Six Flags Entertainment Corporation (“Six Flags”) litigation (Note 4), (ii) a net pretax investment-related gain of approximately $65 million, principally related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco (Note 4), (iii) a pretax charge of approximately $35 million relating to a restructuring of the Road Runner joint venture, formed with AT&T to operate Time Warner Cable’s and AT&T’s high-speed online businesses (Note 3) and (iv) a noncash charge of approximately $524 million shown separately in the accompanying consolidated statement of operations related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard (Note 1).

For the year ended December 31, 1999, these items included (i) net pretax gains of approximately $2.119 billion relating to the sale or exchange of various cable television systems and investments (Note 3), (ii) pretax gains of approximately $40 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags (Note 4), (iii) an approximate $215 million net pretax gain recognized in connection with the early

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

termination and settlement of a long-term, home video distribution agreement (Note 4), (iv) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite (Note 4) and (v) a noncash pretax charge of approximately $106 million relating to Warner Bros.’ retail stores (Note 4).

In order to fully assess underlying operating results and trends, management believes that in addition to the actual operating results, the operating results adjusted to exclude the impact of significant unusual and nonrecurring items should be evaluated. Accordingly, in addition to discussing actual operating results, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these significant unusual and nonrecurring items. It should be noted, however, that significant unusual items may occur in any period; therefore, investors and other users of this financial information individually should evaluate the types of events and transactions for which adjustments have been made.

2001 vs. 2000

Revenues and EBITDA by business segment are as follows (in millions):

	December 31,
	Revenues		EBITDA
	2001 Historical	2000(a) Pro Forma	2001 Historical	2000(a) Pro Forma
Cable	$5,987	$5,159	$2,762	$2,439
Filmed Entertainment.	6,889	6,609	691	580
Networks	3,024	2,723	703	510
Corporate	—	—	(78)	(75)
Intersegment elimination	(598)	(509)	—	—

Total revenues and EBITDA	15,302	13,982	4,078	3,454
Depreciation and amortization	—	—	(3,797)	(3,649)

Total revenues and operating income (loss)	$15,302	$13,982	$281	$(195)

(a)
2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, unaudited pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation.

Consolidated Results

TWE had revenues of $15.302 billion and a net loss of $1.032 billion for 2001, compared to revenues of $13.982 billion on both a pro forma and historical basis and a net loss of $2.034 billion on a pro forma basis (net income of $229 million on a historical basis) for 2000.

As previously described, the comparability of TWE’s operating results has been affected by certain significant transactions and nonrecurring items aggregating approximately $20 million of net pretax losses in 2000. In addition, net loss on a pro forma basis in 2000 was reduced by a charge of $524 million relating to the cumulative effect of an accounting change.

Revenues.    TWE’s revenues increased to $15.302 billion in 2001, compared to $13.982 billion on both a pro forma and historical basis in 2000. This overall increase in revenues was driven by an increase in subscription revenues of 13% to $7.432 billion, an increase in advertising and commerce revenues of 5% to $1.307 billion and an increase in content and other revenues of 7% to $6.563 billion.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and subscription rates at the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to the increased advertising at the Cable segment and The WB Network, partially offset by lower commerce revenues due to the absence of revenues from the Filmed Entertainment Studio Stores operations, which the Company closed in 2001. The increase in content and other revenues was principally due to increased revenues at the Filmed Entertainment segment related to the theatrical successes of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Cats & Dogs.

Depreciation and Amortization.    Depreciation and amortization increased to $3.797 billion in 2001 from $3.649 billion on a pro forma basis in 2000 ($1.488 billion on a historical basis). This increase was due to higher depreciation, primarily reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, offset in part by a decrease in amortization.

Interest Expense, Net.     Interest expense, net, decreased to $548 million in 2001, from $632 million on a pro forma basis in 2000 (interest expense, net, of $632 million on a historical basis), principally due to lower market interest rates in 2001.

Other Income (Expense), Net.    Other expense, net, was flat with $318 million in both 2001 and on a pro forma basis in 2000 (other expense, net, of $228 million on a historical basis).

Minority Interest Expense.    Minority interest expense increased to $320 million in 2001, compared to $208 million on a pro forma basis in 2000 ($208 million on a historical basis). Minority interest expense increased principally due to the allocation of pretax gains in 2001 on the exchange of various unconsolidated cable television systems at an equity investee of the TWE-Advance/Newhouse Partnership (“TWE-A/N”) attributable to the minority owners of TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network.

Income Tax Provision.    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $127 million in 2001 and $157 million on both pro forma and historical basis in 2000, have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

Net Income (Loss) and Net Income (Loss) Per Common Share.    TWE’s net loss decreased by $1.002 billion to $1.032 billion in 2001, compared to $2.034 billion on a pro forma basis in 2000 (net income of $229 million on a historical basis). As discussed more fully below, the improvement principally resulted from an overall increase in TWE’s revenues and EBITDA, lower interest expense, net, lower income tax expense and the $524 million charge in 2000 relating to the cumulative effect of an accounting charge, partially offset by higher depreciation and amortization expense and higher minority interest expense.

Business Segment Results

Cable.    Revenues increased to $5.987 billion in 2001, compared to $5.159 billion on a pro forma basis in 2000. EBITDA increased to $2.762 billion in 2001 from $2.439 billion on a pro forma basis in 2000. Revenues increased due to a 15% increase in subscription revenues (from $4.727 billion to $5.415 billion) and a 32% increase in advertising and commerce revenues (from $432 million to $572 million). The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and to a lesser degree a marginal increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches, the sale of advertising to other non-TWE business segments of AOL Time

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Warner and a general increase in advertising sales. EBITDA increased principally as a result of the revenue gains and improved margins related to the high-speed online services, offset in part by a greater than 20% increase in programming costs related to general programming rate increases across both the basic and digital services and the roll-out of digital services, including the addition of new channels that are available only in the digital service. This increase in programming costs is expected to continue into the near term as general programming rates are expected to continue to increase and digital services continue to be rolled out.

Filmed Entertainment.     Revenues increased to $6.889 billion in 2001, compared to $6.609 billion in 2000. EBITDA increased to $691 million in 2001 from $580 million on a pro forma basis in 2000. Revenues increased related to the theatrical successes of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Cats & Dogs. Revenues also benefited from the increased domestic distribution of theatrical product, principally due to higher DVD sales, and syndication revenues to broadcast Friends. This benefit was offset in part by lower revenues in Warner Bros.’ retail operations, related to the closure of its Studio Stores. EBITDA increased principally due to the increased revenues, reduced losses from the closure of the Studio Store operations and reduced expenses for online development, offset in part by higher film costs, including higher advertising and distribution costs, because of an increase in the performance, number and timing of new theatrical releases in comparison to the prior year.

Networks.     Revenues increased to $3.024 billion in 2001, compared to $2.723 billion in 2000. EBITDA increased to $703 million in 2001 from $510 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues and an increase in content and other revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and other revenues benefited from higher home video sales of HBO’s original programming. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO’s overhead cost management program. For the WB Network, the EBITDA improvement was principally due to the increase in advertising and commerce revenues.

2000 vs. 1999

Revenues and EBITDA by business segment are as follows (in millions):

	Years Ended December 31
	Revenues		EBITDA
	2000 Historical	1999 Historical	2000 Historical	1999 Historical
Cable(a)	$5,159	$4,496	$2,444	$3,115
Filmed Entertainment(b)	6,609	6,629	585	786
Networks	2,723	2,553	512	444
Corporate	—	—	(75)	(74)
Intersegment elimination	(509)	(514)	—	—

Total revenues and EBITDA	13,982	13,164	3,466	$4,271
Depreciation and amortization	—	—	(1,488)	(1,371)

Total revenues and operating income	$13,982	$13,164	$1,978	$2,900

(a)	EBITDA includes pretax gains of approximately $1.039 billion in 1999 relating to the sale or exchange of certain consolidated cable television systems.

(b)
EBITDA includes a net pretax gain of approximately $215 million recognized in 1999 in connection with the early termination and settlement of a long-term, home video distribution agreement and a noncash pretax charge of approximately $106 million recognized in 1999 related to Warner Bros.’ retail stores.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Consolidated Results

TWE had revenues of $13.982 billion, income of $753 million before the cumulative effect of an accounting change and net income of $229 million on a historical basis for the year ended December 31, 2000, compared to revenues of $13.164 billion and net income of $2.759 billion for the year ended December 31, 1999.

As previously described, the comparability of TWE’s operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These items aggregated approximately $20 million of net pretax losses on a historical basis in 2000, compared to approximately $2.365 billion of net pretax income in 1999. In addition, net income in 2000 was reduced by a charge of $524 million relating to the cumulative effect of an accounting change.

Revenues.    TWE’s revenues increased to $13.982 billion on a historical basis in 2000, compared to $13.164 billion in 1999. This overall increase in revenues was driven by an increase in subscription revenues of 11% to $6.580 billion and an increase in content and other revenues of 4% to $6.162 billion, partially offset by a decrease in advertising and commerce revenues of 6% to $1.240 billion.

As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and subscription rates at the Cable and Networks segments. The increase in content and other revenues was principally due to higher worldwide DVD sales. The decline in advertising and commerce was principally due to lower revenues from the consumer product operations at the Filmed Entertainment segment.

Depreciation and Amortization.    Depreciation and amortization increased to $1.488 billion on a historical basis in 2000 from $1.371 billion in 1999. This increase was due to a higher depreciation, primarily reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital service, and higher amortization.

Interest Expense, Net.    Interest expense, net, increased to $632 million of expense on a historical basis in 2000, compared to $539 million of expense in 1999 as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation.

Other Income (Expense), Net.    Other income (expense), net, was $228 million of expense on a historical basis in 2000, compared to $975 million of income in 1999, primarily due to the absence in 2000 of approximately $1.080 billion of net pretax gains recognized in 1999 related to the sale or exchange of certain unconsolidated cable television systems and investments and an approximate $97 million pretax gain recognized in 1999 related to the sale of an interest in CanalSatellite.

Minority Interest.    Minority interest expense decreased to $208 million on a historical basis in 2000, compared to $427 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the 1999 gains, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

Income Tax Provision.    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $157 million on a historical basis in 2000 and $150 million in 1999 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Net Income.    TWE had net income of $229 million on a historical basis in 2000, compared to $2.759 billion in 1999. However, excluding the significant effect of the nonrecurring items referred to above, net income increased by $379 million to $773 million on a historical basis in 2000 from $394 million in 1999. As discussed more fully below, this increase principally resulted from an overall increase in TWE’s revenues and EBITDA, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt.

Business Segment Results

Cable.    Revenues increased to $5.159 billion on a historical basis in 2000, compared to $4.496 billion in 1999. EBITDA, including the effect on operating trends of one-time items recognized in each period, decreased to $2.444 billion in 2000 from $3.115 billion in 1999. Revenues increased due to increased subscription revenues and advertising and commerce revenues. The increase in subscription revenues was due to growth in basic cable subscribers, increases in basic cable rates and increases from the deployment of digital cable and high-speed online services. The increase in advertising and commerce revenues was due to a general increase in advertising sales. The operating results of the Cable segment were affected by net pretax gains of approximately $1.039 billion in 1999 relating to the sale or exchange of various consolidated cable television systems. Excluding the effect of these items, EBITDA increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs.

Filmed Entertainment.    Revenues decreased to $6.609 billion on a historical basis in 2000, compared to $6.629 billion in 1999. EBITDA, including the effect on operating trends of one-time items recognized in each period, decreased to $585 million in 2000 from $786 million in 1999. Revenues decreased primarily due to lower revenues from domestic syndicated television exhibition relating to the 1999 initial off-network availability of the popular television series The Drew Carey Show, lower revenues from worldwide theatrical exhibition, principally relating to 1999’s highly successful release of The Matrix and lower revenues from consumer product operations. This decrease was principally offset by higher revenues from the distribution of theatrical product due to higher worldwide DVD sales and improved revenues from the distribution of television product through basic cable, broadcast network and international syndicated television exhibition.

The operating results in both periods were affected by certain one-time items in 1999 which include a $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement and a noncash pretax charge of $106 million relating to Warner Bros.’ retail stores. Excluding the impact of these items, EBITDA was flat principally as a result of the declines in revenues, offset by lower film and television costs.

Networks.    Revenues increased to $2.723 billion on a historical basis in 2000, compared to $2.553 billion in 1999. EBITDA increased to $512 million on a historical basis in 2000 from $444 million in 1999. Revenues benefited primarily from an increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, the increase in subscription revenues benefited from an increase in subscribers and subscription rates. For The WB Network, the increase in advertising and commerce revenues was principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network’s programming beginning in the fall of 1999. For HBO, the increase in EBITDA was principally due to the revenue gains and increased cost savings. For The WB Network, the EBITDA loss improvement was principally due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

FINANCIAL CONDITION AND LIQUIDITY
December 31, 2001

Current Financial Condition

At December 31, 2001, TWE had $8.1 billion of debt, $250 million of cash and equivalents (net debt of $7.8 billion) and $65.4 billion of partners’ capital. This compares to $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $66.4 billion of partners’ capital on a pro forma basis, at December 31, 2000.

As discussed in more detail below, management believes that TWE’s operating cash flow, cash and equivalents, borrowing capacity under its credit agreements, including agreements with AOL Time Warner and availability under its commercial paper program, are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

During 2001, TWE’s cash provided by operating activities amounted to $2.585 billion, reflecting $4.078 billion of EBITDA, less $527 million of net interest payments, $170 million of net income taxes paid and $796 million related to an increase in other working capital requirements. During 2000, TWE’s cash provided by operating activities on both a pro forma and historical basis amounted to $2.576 billion, reflecting $3.454 billion of EBITDA, less $515 million of net interest payments, $107 million of net income taxes paid and $256 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

Investing Activities

Cash used by investing activities was $2.908 billion in 2001, compared to $2.138 million on both a pro forma and historical basis in 2000. The increase principally resulted from higher amounts of cash used for acquisitions and investments, higher capital expenditures and a decrease in cash proceeds from the sale of investments. The increase in cash used for acquisitions and investments is primarily due to cash payments made in connection with funding of equity method investments. TWE’s capital spending and the related increase is due principally to the Cable segment, as discussed more fully below. The lower cash proceeds from the sale of investments is due to the absence in 2001 of additional proceeds received in 2000 related to the 1999 sale of an interest in CanalSatellite.

Financing Activities

Cash provided by financing activities was $267 million in 2001, compared to cash used by financing activities of $649 million on both a pro forma and historical basis in 2000. The cash provided from financing activities in 2001 reflected net proceeds received from borrowings of $685 million, offset in part by capital distributions of $317 million. The cash used by financing activities on both a pro forma and historical basis reflected capital distributions of $1.003 billion offset in part by net proceeds received from borrowings of $451 million. The lower capital distributions in 2001 related primarily to lower tax distributions to TWE’s general partners (Note 10).

Capital Spending

TWE’s overall capital spending for 2001 was $2.012 billion, an increase of $86 million over capital spending on both a pro forma and historical basis in 2000 of $1.926 billion. TWE’s capital spending and the related increase in capital spending is due principally to the Cable segment. Over the past three years, the Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by the Cable segment amounted to $1.875 billion in 2001, compared to $1.793

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

billion on both a pro forma and historical basis in 2000. As more systems are upgraded, the fixed portion of Cable’s capital spending is replaced with spending that varies based on the number of new subscribers. Capital spending by the Cable segment is expected to continue to be funded by the Cable segment’s operating cash flow.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Financial Capacity

At December 31, 2001, TWE had total committed capacity, defined as maximum available borrowings under existing debt arrangements, of approximately $13.3 billion. Of this committed capacity, approximately $4.6 billion was available to fund future contractual obligations and approximately $8.1 billion was outstanding as debt (See Note 7 to the accompanying consolidated financial statements for more details on outstanding debt.) At December 31, 2001, total committed capacity, unused capacity and outstanding debt were as follows:

	Committed Capacity	Unused Capacity	Outstanding Debt
	(millions)
Bank credit agreement and commercial paper program(a)	$7,500	$4,610	$2,290
Fixed-rate public borrowings	4,011	—	4,011
Due to AOL Time Warner	1,734	—	1,734
Other fixed-rate obligations(b)	16	—	16

Total	$13,261	$4,610	$8,051

(a)
A portion of bank credit agreement and commercial paper program’s committed capacity can be used by non-TWE, AOL Time Warner segments. At December 31, 2001, $600 million of committed capacity was used by non-TWE segments.

(b)	Includes debt due within one year of $2 million.

Other Financing Arrangements

From time to time, TWE enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. TWE employs these arrangements because they provide a cost-efficient form of financing, as well as an added level of diversification of funding sources. TWE is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE, and provides direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 10 years. The assets and financing associated with these arrangements generally qualify for off-balance sheet treatment. For more detail, see Note 7 to the accompanying consolidated financial statements.

The following table summarizes TWE’s financing arrangements with SPEs at December 31, 2001:

	Committed Capacity	Unused Capacity(a)	Outstanding Utilization
	(millions)
Accounts receivable securitization facilities(b)	$800	$191	$276
Backlog securitization facility(c)	500	58	442

Total other financing arrangements	$1,300	$249	$718

(a)  Ability to use asset securitization facilities and backlog facility depends on availability of qualified assets.

(b)  Portion of the facilities’ committed capacity can be used by non-TWE, AOL Time Warner segments. At December 31, 2001, $333 million committed capacity was utilized by non-TWE segments.

(c)  The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Rating Triggers and Debt Covenants

Each of the Company’s borrowing facilities, including financing arrangements with SPEs, contain customary covenants. A breach of such covenants in the bank credit agreement that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

As of December 31, 2001 and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company expects to take a one-time, noncash charge of approximately $22 billion upon adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This charge will not result in a violation of any of the Company’s covenants.

Contractual and Other Obligations

Firm Commitments

In addition to the above financing arrangements, the Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

The following table summarizes separately the Company’s material firm commitments at December 31, 2001 and the timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund these commitments with operating cash flow generated in the normal course of business.

Nature of Firm Commitments	2002	2003-2005	2006 & thereafter	Total
	(millions)
Programming and production deals	$1,061	$1,718	$3,138	$5,917
Operating leases	144	379	990	1,513
Other firm commitments	430	85	—	515

Total firm commitments	$1,635	$2,182	$4,128	$7,945

Following is a description of TWE’s firm commitments at December 31, 2001:

•	The networks (HBO and The WB Network) enter into agreements with movie studios to air movies they produce at future dates (programming and production deals).

•	Operating lease obligations primarily relate to the minimum lease rental obligations for the Company’s real estate and operating equipment in various locations around the world.

•	Other firm commitments include obligations to actors and directors.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Contingent Commitments

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of joint venture investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the joint venture investee. The Company does not expect that these contingent commitments will result in any amounts being paid by the Company in the near or foreseeable future.

The following table summarizes separately the Company’s contingent commitments at December 31, 2001. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not necessarily mean that the Company expects to incur an obligation to make any payments during that timeframe.

		Expiration of Commitments
Nature of Contingent Commitments	Total Commitments	2002	2003-2005	2006 and thereafter
	(millions)
Guarantees	$2,074	$83	$120	$1,871
Letters of credit and other contingent commitments	152	—	—	152

Total contingent commitments	$2,226	$83	$120	$2,023

Following is a description of the Company’s contingent commitments at December 31, 2001:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by formerly owned entities and joint ventures in which TWE is a venture partner.

•
The Cable segment provides letters of credit for several of its joint ventures. Should these joint ventures default on their debts, TWE would be obligated to cover these costs to the extent of the letters of credit. In addition, the Cable segment provides for letters of credit and surety bonds that are required by certain local governments when cable is being installed.

Equity Method Investments

Except as otherwise discussed above, TWE does not guarantee the debt of any of its investments accounted for using the equity method of accounting. However, for certain of these investments, TWE may continue to provide funding in excess of amounts currently invested.

Filmed Entertainment Backlog

Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for Warner Bros. was approximately $3.5 billion at December 31, 2001, compared to approximately $3.4 billion on a pro forma basis at December 31, 2000 (including amounts relating to the licensing of film product to TWE’s Networks segment of approximately $433 million at December 31, 2001 and approximately $381 million on a pro forma basis at December 31, 2000).

Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 7 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. Of the approximately $3.5 billion of backlog relating to Warner Bros. as of December 31, 2001, TWE has recorded approximately $600 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the securitization facility and other advanced payments. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

MARKET RISK MANAGEMENT

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

TWE has entered into variable-rate debt that, at December 31, 2001, had an outstanding balance of approximately $4.024 billion. Based on TWE’s variable-rate obligations outstanding at December 31, 2001, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease TWE’s annual interest expense and related cash payments by approximately $10 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

TWE has entered into fixed-rate debt that, at December 31, 2001, had an outstanding balance of approximately $4.011 billion and a fair value of $4.252 billion. Based on TWE’s fixed-rate debt obligations outstanding at December 31, 2001, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $9 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period, including those related to TWE. At December 31, 2001, AOL Time Warner had effectively hedged approximately 75% of TWE’s estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign denominated revenues back into US dollars, therefore, the hedging period covers fifteen months. To hedge this exposure, AOL Time Warner uses foreign exchange

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

contracts that generally have maturities of three months to fifteen months providing continuous coverage throughout the hedging period. TWE is reimbursed by or reimburses AOL Time Warner for AOL Time Warner contract gains and losses related to TWE’s foreign currency exposure. AOL Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 2001, AOL Time Warner had contracts for sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates. Of AOL Time Warner’s $239 million net sale contract position, $320 million of foreign currency exchange sale contracts and $130 million of the foreign exchange purchase contracts related to TWE’s foreign currency exposure, compared to contracts for the sale of $198 million and the purchase of $154 million of foreign currencies at fixed rates at December 31, 2000.

Based on AOL Time Warner’s outstanding foreign exchange contracts related to TWE’s exposure at December 31, 2001, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2001 would result in approximately $10 million of net unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2001 would result in $10 million of net unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

The Company is exposed to market risk as it relates to changes in market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes, many of which are Internet and technology companies. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2001, the Company had $13 million of cost-method investments, primarily relating to private equity securities, $211 million of fair value investments, including $189 million of investments in public equity securities held for purposes other than trading, and $22 million of equity derivative instruments, and $2.084 billion of investments accounted for using the equity method of accounting.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. TWE believes the following represent the critical accounting policies of the Company as contemplated by FRR 60. For a summary of all of the Company’s significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

Investments

The Company’s investments comprise of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis).

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

While TWE has recognized all declines that are believed to be other-than-temporary, which were not material in 2001, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value.

Merger Accounting

The merger of America Online and Time Warner has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $147 billion to acquire Time Warner was allocated to the underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ—the useful life of a customer list may not be the same as the useful life of a music catalogue or copyright. Consequently, to the extent a longer-lived asset (e.g., music copyright) is ascribed greater value under the purchase method than a shorter-lived asset (e.g., customer list), there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, AOL Time Warner used the one-year period following the consummation of the merger to finalize estimates of the fair value

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

of assets and liabilities acquired, including those of TWE. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, AOL Time Warner obtained appraisals from independent valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions were made based on available historical information.

The value of TWE’s intangible assets identified and recorded in the Merger, including goodwill, is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. The Company periodically reviews intangible assets and goodwill for impairment using the guidance of applicable accounting literature.

In the first quarter of 2002, TWE will adopt new rules for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to the Company’s operating segments, will impact the amount of impairment to be recognized upon adoption of the new accounting standard. It is expected that the adoption of FAS 142 will result in a one-time, noncash charge of approximately $22 billion, and will be reflected as a cumulative effect of an accounting change.

Revenue and Cost Recognition

There are two areas related to revenue and cost recognition which incorporate significant judgment and estimates by management—the accounting for multiple-element arrangements and the amortization of film costs resulting from the determination of revenue ultimates under the film accounting rules.

Multiple-Element Arrangements

In the normal course of business, the business segments of TWE, along with the non-TWE business segments of AOL Time Warner, enter into contracts for the sale of advertising inventory to a marketing partner, that covers more than one segment of AOL Time Warner and TWE (“multiple-element arrangement”). In accounting for multiple-element arrangements, one of the key judgments to be made is the value that is attributable to the different contractual elements of the overall arrangement. In determining the amount of revenue that each AOL Time Warner segment should recognize, including segments of TWE, the Company follows the guidance contained in “Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers,” (“SAB 101 FAQ”). SAB 101 FAQ prescribes that in circumstances where multiple elements are being sold, revenue should be allocated to each element based on the relative fair value of that element to the aggregate fair value of all elements, irrespective of the dollar amounts ascribed to each of the elements in the related contract. Accordingly, it is necessary for management to determine the fair value of each element. Such determination is judgmental and is typically based on the pricing of similar cash arrangements that are not part of a multi-element arrangement.

Filmed Entertainment Revenues and Costs

An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, while a film is being produced, and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred including

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

exploitation costs, in order to determine whether the value of a film has been impaired and thus requires an immediate write off of unrecoverable film cost. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets throughout its life cycle is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film and the expected number of theatres at which the film will be released. Management updates such estimates based on the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would generally have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would result in the understatement of amortized film costs for the period.

Sales Returns and Uncollectible Accounts

One area of judgment affecting reported revenue and net income is management’s estimate of product sales that will be returned and management’s estimate of the amount of the receivables that will ultimately be collected. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of TWE’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and an analysis of receivables aging that determines the percent that has historically been uncollected by aged category. Based on this information, management reserves an amount that is believed to be uncollectible.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

TWE operates in highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, political and social conditions, consumer responses to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. TWE’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE’s other filings with the SEC and the following:

•
For TWE’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; and greater than expected increases in programming or other costs.

•
For TWE’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments, which may facilitate piracy of the Company’s copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

•
For TWE’s network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

In addition, TWE’s overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in TWE’s plans, strategies and intentions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED BALANCE SHEET
December 31,
(millions)

	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)
ASSETS
Current Assets
Cash and equivalents	$250	$306	$306
Receivables, including $501, $999 and $999 million due from AOL Time Warner, less allowances of $910, $677 and $677 million	3,480	3,086	3,086
Inventories	852	762	762
Prepaid expenses	326	200	200

Total current assets	4,908	4,354	4,354
Noncurrent inventories and film costs	4,578	3,938	2,579
Investments, including available-for-sale securities	2,308	2,218	543
Property, plant and equipment	8,573	7,468	7,493
Cable television franchises	20,306	23,100	5,329
Brands and trademarks	2,089	2,500	—
Goodwill and other intangible assets	41,038	39,882	3,603
Other assets	1,258	959	1,000

Total assets	$85,058	$84,419	$24,901

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$2,218	$1,715	$1,715
Participations payable	1,014	969	969
Programming costs payable	455	455	455
Debt due within one year	2	3	3
Other current liabilities, including $1.022 billion, $666 and $666 million due to AOL Time Warner	2,616	2,799	2,799

Total current liabilities	6,305	5,941	5,941
Long-term debt, including $1.734 billion due to AOL Time Warner at December 31, 2001	8,049	7,108	7,108
Other long-term liabilities, including $446, $681 and $681 million due to AOL Time Warner	3,108	3,045	3,045
Minority interests	2,191	1,881	1,881

Partners’ Capital
Contributed capital	66,793	66,793	7,349
Accumulated other comprehensive income, net	(6)	—	(74)
Partnership deficit	(1,382)	(349)	(349)

Total partners’ capital	65,405	66,444	6,926

Total liabilities and partners’ capital	$85,058	$84,419	$24,901

(a)
TWE’s historical financial statements for the prior period represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, unaudited pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000. (Note 1)

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions)

	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
Revenues:
Subscriptions	$7,432	$6,580	$6,580	$5,945
Advertising and commerce	1,307	1,240	1,240	1,313
Content and other	6,563	6,162	6,162	5,906

Total revenues(b)	15,302	13,982	13,982	13,164
Cost of revenues(b)	(9,754)	(8,804)	(8,876)	(8,453)
Selling, general and administrative(b)	(2,558)	(2,598)	(2,563)	(2,455)
Amortization of goodwill and other intangible assets	(2,709)	(2,775)	(565)	(504)
Gain on sale or exchange of cable television systems(b)	—	—	—	1,039
Gain on early termination of video distribution agreement	—	—	—	215
Writedown of retail store assets	—	—	—	(106)

Operating income (loss)	281	(195)	1,978	2,900
Interest expense, net	(548)	(632)	(632)	(539)
Other income (expense), net(b)	(318)	(318)	(228)	975
Minority interest expense	(320)	(208)	(208)	(427)

Income (loss) before income taxes and cumulative effect of accounting change	(905)	(1,353)	910	2,909
Income tax provision	(127)	(157)	(157)	(150)

Income (loss) before cumulative effect of accounting change	(1,032)	(1,510)	753	2,759
Cumulative effect of accounting change	—	(524)	(524)	—

Net income (loss)	$(1,032)	$(2,034)	$229	$2,759

(a)
TWE’s historical financial statements for prior periods represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, unaudited pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation (Note 1).

(b)	Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

Revenues	$939	$679	$679	$564
Cost of revenues	(506)	(376)	(376)	(266)
Selling, general and administrative	(163)	(155)	(155)	(128)
Gain on sale or exchange of cable television systems	—	—	—	308
Other income (expense), net	39	26	26	20

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
OPERATING ACTIVITIES
Net income (loss)	$(1,032)	$(2,034)	$229	$2,759
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	—	524	524	—
Depreciation and amortization	3,797	3,649	1,488	1,371
Amortization of film costs	1,916	1,676	1,676	1,872
Gain on sale of investments	(4)	(97)	(97)	(113)
Loss (gain) on sale or exchange of cable systems and investments	—	1	1	(2,119)
Equity in losses of other investee companies after distributions	334	380	275	211
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(414)	(320)	(320)	(403)
Inventories	(2,074)	(1,829)	(1,829)	(1,780)
Accounts payable and other liabilities	(140)	364	364	494
Other balance sheet changes	202	262	265	421

Cash provided by operating activities	2,585	2,576	2,576	2,713

INVESTING ACTIVITIES
Investments and acquisitions	(931)	(421)	(421)	(478)
Capital expenditures	(2,012)	(1,926)	(1,926)	(1,475)
Investment proceeds	35	209	209	948
Collection of loan to Time Warner	—	—	—	400

Cash used by investing activities	(2,908)	(2,138)	(2,138)	(605)

FINANCING ACTIVITIES
Borrowings	3,226	2,850	2,850	2,658
Debt repayments	(2,541)	(2,399)	(2,399)	(2,764)
Redemption of preferred stock of subsidiary	—	—	—	(217)
Capital distributions	(317)	(1,003)	(1,003)	(1,200)
Other distributions	(101)	(97)	(97)	(155)

Cash provided (used) by financing activities	267	(649)	(649)	(1,678)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(56)	(211)	(211)	430
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	306	517	517	87

CASH AND EQUIVALENTS AT END OF PERIOD	$250	$306	$306	$517

(a)
TWE’s historical financial statements for prior periods represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, unaudited pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation (Note 1).

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL

	Time Warner General Partners’ Senior Capital	Partners’ Capital
		Contributed Capital	Partnership Earnings (Deficit)	Total Partners’ Capital
		(millions)
BALANCE AT DECEMBER 31, 1998	$603	$7,341	$(2,234)	$5,107
Net income	—	—	2,759	2,759
Foreign currency translation adjustments	—	—	1	1
Unrealized gains on securities	—	—	39	39
Realized and unrealized gains on derivative financial instruments	—	—	5	5

Comprehensive income	—	—	2,804	2,804
Stock option, tax-related and Senior Capital distributions	(627)	—	(735)	(735)
Allocation of income to Time Warner General Partners’ Senior
Capital	24	—	(24)	(24)
Other	—	(3)	—	(3)

BALANCE AT DECEMBER 31, 1999	—	7,338	(189)	7,149
Net income	—	—	229	229
Foreign currency translation adjustments	—	—	(44)	(44)
Unrealized losses on securities	—	—	(44)	(44)
Realized and unrealized gains on derivative financial instruments	—	—	8	8

Comprehensive income	—	—	149	149
Stock option and tax-related distributions	—	—	(392)	(392)
Other	—	11	9	20

BALANCE AT DECEMBER 31, 2000	—	7,349	(423)	6,926
Allocation of a portion of the purchase price in connection with America Online-Time Warner merger to TWE	—	59,444	74	59,518

Balance at December 31, 2000, adjusted to give effect of America Online-Time Warner merger	—	66,793	(349)	66,444
Net loss	—	—	(1,032)	(1,032)
Foreign currency translation adjustments	—	—	1	1
Unrealized losses on securities	—	—	(7)	(7)

Comprehensive loss	—	—	(1,038)	(1,038)
Stock option and tax-related distributions	—	—	(82)	(82)
Other	—	—	81	81

BALANCE AT DECEMBER 31, 2001	$—	$66,793	$(1,388)	$65,405

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION	AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Description of Business

AOL Time Warner Inc. (“AOL Time Warner”) is the world’s first fully integrated Internet-powered media and communications company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming. The operating results of TWE’s various business segments are presented in Note 14.

Each of the business interests within TWE—Cable, Filmed Entertainment and Networks—is important to TWE’s objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) leading television networks, such as The WB Network, HBO and Cinemax.

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

Weighted-Average Useful Life
(Years)
Film and television libraries	17
Cable television franchises	25
Brands and trademarks	34
Goodwill	25

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed further below, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. Consequently, goodwill and some intangible assets recognized in connection with the Merger will no longer be amortized, beginning in the first quarter of 2002.

Because the Merger was not consummated on or before December 31, 2000, the accompanying historical consolidated financial statements and notes for 2000 and 1999 reflect only the financial results of TWE on a historical basis without the significant amortization created by the Merger. However, in order to enhance comparability, pro forma consolidated financial statements for 2000 are presented supplementally to illustrate the effects of the Merger on the historical financial position and operating results of TWE. The unaudited pro forma financial statements for TWE are presented as if the Merger between America Online and Time Warner had occurred on January 1, 2000. These results also reflect reclassifications of TWE’s historical operating results and segment information to conform to the combined AOL Time Warner’s financial statement presentation, as follows:

•	TWE’s digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a separate reportable segment;

•
Income and losses related to investments accounted for using the equity method of accounting and gains and losses on the sale of investments have been reclassified from operating income (loss) to other income (expense), net; and

•	Corporate services have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

New Accounting Principles

Cumulative Effect of Change in Film Accounting Principle

In June 2000, TWE adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 00-2, “Accounting by Producers and Distributors of Films” (“SOP 00-2”). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to TWE’s previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets.

TWE adopted the provisions of SOP 00-2, retroactively to the beginning of 2000. As a result, TWE’s pro forma net loss in 2000 (net income on a historical basis) includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Revenue Classification Changes

Emerging Issues Task Force Issue No. 01-09

In April 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues into EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 will be effective for TWE in the first quarter of 2002. EITF 01-09 clarifies the income statement

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. TWE management does not believe that the application of the provisions of EITF 01-09 will impact TWE’s consolidated financial statements. Once adopted, the new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions.

Reimbursement of “Out-of-Pocket” Expenses

In November 2001, the FASB Staff issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and will be effective for TWE in the first quarter of 2002. As a result of this classification change, TWE will present cable franchise taxes collected from subscribers as revenues. As a result of applying the guidance of Topic D-103, TWE management believes that the Company’s revenues and costs will be increased by an equal amount of approximately $240 - $280 million, having no impact on operating income or EBITDA. Once adopted, the new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions.

Accounting for Business Combinations

In July 2001, the FASB issued Statements No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for TWE in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001.

TWE is in the process of finalizing the impact of adopting the provisions of FAS 142, which is expected to be significant. Upon adoption, TWE will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. In addition, TWE will stop amortizing approximately $22 billion of intangible assets deemed to have an indefinite useful life, primarily intangible assets related to cable franchises and certain brands and trademarks. Based on the current levels of goodwill and intangible assets deemed to have an indefinite useful life, the adoption of FAS 142 will reduce annual amortization expense by approximately $2.6 billion. Similarly, with respect to equity investees, other expense, net, will be reduced by approximately $140 million. The impact of stopping the amortization of goodwill, certain intangible assets and the goodwill included in the carrying value of equity investees would be to increase TWE’s annual net income by approximately $2.75 billion.

In addition, when FAS 142 is initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date will need to be reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, TWE’s operating segments), including the reporting units of the acquirer, in a reasonable and supportable manner. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. The majority of the goodwill on TWE’s balance sheet was generated in the acquisition of Time Warner by AOL Time Warner. As a result, a portion of the goodwill generated in the Merger will be reallocated to the AOL segment resulting in a change in segment assets, including the amount of total goodwill reflected at TWE as well as TWE’s segment assets.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of this initial review for impairment, TWE expects to record a one-time, noncash charge of approximately $22 billion to be recognized upon adoption of the new accounting standard in the first quarter of 2002. Such charge is non-operational in nature and will be reflected as a cumulative effect of an accounting change.

Asset Retirement Obligations

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 will be effective for TWE in the first quarter of 2002. TWE management does not expect that the application of the provisions of FAS 143 will have a material impact on TWE’s consolidated financial statements.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 will be effective for TWE in the first quarter of 2002. TWE management does not expect that the application of the provisions of FAS 144 will have a material impact on TWE’s consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In September 2000, FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on TWE’s consolidated financial statements.

Summary of Significant Accounting Policies

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest (“subsidiaries”), as if TWE and its subsidiaries were a single company. Intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 16).

Investments in companies in which TWE has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when TWE owns between 20% and 50% of the investee. However, in certain circumstances, TWE’s ownership percentage exceeds 50% but TWE accounts for the investment using the equity method because the minority shareholders hold certain rights which allow them to participate in the day-to-day operations of the business. Under the equity method, only TWE’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only TWE’s share of the investee’s earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repayments or other cash paid to the investee, are included in the consolidated cash flows. In circumstances where the Company’s ownership in an investee is in the form of a preferred security or otherwise senior security, TWE’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the net book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

Investments in companies in which TWE does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for as available-for-sale securities at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported in the accompanying consolidated statement of partnership capital as a component of accumulated other comprehensive income (loss) until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value and investments accounted for at cost are included in income when declared.

The effect of any changes in TWE’s ownership interests resulting from the issuance of capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, are included in the accompanying statement of partnership capital as a component of accumulated other comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of anticipated revenues and cash flows from investments and the distribution of theatrical and television product in order to evaluate the ultimate recoverability of accounts receivable, film inventory and investments recorded as assets in the consolidated balance sheet. Accounts receivable and sales of home video product in the filmed entertainment industry are subject to customers’ rights to return unsold items. In addition, significant estimates have been used in accounting for business combinations accounted for using the purchase method of accounting. Management periodically reviews such estimates and it is reasonably possible that management’s assessment of recoverability of accounts receivable, individual films and television product, and investments may change based on actual results and other factors.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs

Cable and Networks

A significant portion of cable system and cable programming revenues are derived from subscriber fees. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues are recognized in the period that the advertisements are exhibited. The costs of rights to exhibit feature films and other programming on pay cable services during one or more availability periods (“programming costs”) generally are recorded when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

Filmed Entertainment

Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is completed within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

Television films and series are initially produced for the broadcast networks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited.

License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable is referred to as “backlog.”

Inventories of theatrical and television product are stated at the lower of unamortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire Time Warner in 2001, including Time Warner’s interest in TWE, was allocated to its theatrical and television product, including an allocation to purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Film inventories generally include the unamortized cost of completed theatrical and television films, theatrical films and television series in production pursuant to a contract of sale, film rights acquired for the home video market, advances pursuant to agreements to distribute third-party films and the Library.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Barter Transactions

TWE enters into transactions that exchange advertising for advertising. Such transactions are recorded at the estimated fair value of the advertising received or given in accordance with the provisions of the EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” In addition, TWE enters into transactions that exchange advertising for products and services, which are accounted for similarly. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to the Company’s consolidated statement of operations for all periods.

Multiple-Element Arrangements

In the normal course of business, the business segments of TWE, along with the non-TWE business segments of AOL Time Warner, enter into contracts for the sale of advertising inventory which covers more than one segment of AOL Time Warner and TWE (“multiple-element arrangements”). For example, a single marketing partner may purchase an advertising package from AOL Time Warner to provide the customer with print advertising at Time Inc., online promotions across the Internet at AOL and on-air commercial spots across various networks at the Cable segment, Turner and The WB Network. Multiple-element arrangements also include situations where the Company is both a vendor and a customer with the same counterparty.

In accounting for these multiple-element arrangements, one of the key judgments to be made is the value that is attributable to the different elements of the overall contract. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also could impact the amount of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by each of the segments, as previously discussed.

In determining the amount of revenue that each segment should recognize, the Company follows the guidance contained in “Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements— Frequently Asked Questions and Answers,” (“SAB 101 FAQ”). The SAB 101 FAQ prescribes that in circumstances where multiple elements are being sold, revenue should be allocated to each element based on the relative fair value of that element to the aggregate fair value of all elements, irrespective of the dollar amounts ascribed to each of the elements in the related contract. Accordingly, it is necessary for management to determine the fair value of each element. When available, such determination is based on the pricing of similar cash arrangements that are not part of a multi-element arrangement (e.g., advertising spots are valued based on third-party pricing for similar time slots and placement).

Advertising Costs

TWE expenses advertising costs for theatrical and television product as incurred in accordance with AICPA SOP 00-2. In accordance with AICPA SOP 93-7, “Reporting on Advertising Costs,” other advertising costs, including advertising associated with the launch of new cable channels and products, are expensed upon the first exhibition of the advertisement. Advertising expense was $1.5 billion in 2001, $1.3 billion on both a pro forma and historical basis in 2000 and $288 million in 1999.

Cash and Equivalents

Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative and Financial Instruments

Effective July 1, 1998, TWE adopted FASB Statement No. 133, as amended by FASB Statement No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in the accompanying consolidated statement of partnership capital as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of FAS 133 did not have a material effect on TWE’s consolidated financial statements (Note 13).

The carrying value of TWE’s financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 7) and certain differences relating to investments accounted for at cost and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to sixteen years for furniture, fixtures, cable television and other equipment. Property, plant and equipment consists of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Land and buildings	$923	$894	$842
Cable television equipment	8,769	6,694	9,326
Furniture, fixtures and other equipment	1,252	1,117	2,274

	10,944	8,705	12,442
Less accumulated depreciation	(2,371)	(1,237)	(4,949)

Total	$8,573	$7,468	$7,493

Intangible Assets

As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing number of intangible assets, including goodwill, cable television franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. As of January 1, 2001, in connection with the Merger, the intangible assets of Time Warner, including the significant value of internally generated intangible assets of TWE to the extent acquired, were recorded at fair value on AOL Time Warner’s and TWE’s consolidated balance sheets. However, increases in the fair value of TWE’s intangible assets to the extent they weren’t acquired in the Merger or increases in the fair value or creation of intangible assets related to TWE businesses subsequent to the consummation of the Merger, are not reflected on AOL Time Warner’s or TWE’s consolidated balance sheet.

As discussed previously, TWE amortizes goodwill and cable television franchises over a weighted-average useful life of twenty-five years using the straight-line method. Film and television libraries are amortized over a weighted-average useful life of seventeen years using the straight-line method. Brands and trademarks are amortized over a weighted-average useful life of thirty-four years using the straight-line method. Amortization of goodwill and intangible assets was $2.709 billion in 2001, $2.775 billion on a pro forma basis in 2000 ($565 million on a historical basis) and $504 million in 1999. Accumulated amortization of goodwill and intangible assets at December 31, 2001 was $3.900 billion, $953 million on a pro forma basis in 2000 ($4.507 billion on a historical basis in 2000).

TWE periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether an impairment may exist. TWE considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets or goodwill will not be recovered from the undiscounted future cash flows, the carrying value of such intangible assets or goodwill would be considered impaired. An impairment charge for intangible assets is measured as any deficiency in the amount of estimated fair value of the acquired intangible assets over its carrying value. An impairment charge for goodwill is measured as any deficiency in the amount of estimated undiscounted future cash flows, determined on an enterprise-wide basis, in relation to the net partners’ capital of TWE.

As discussed previously, FAS 142, which is effective January 1, 2002, requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed annually for impairment. Pursuant to FAS 142, impairment for intangible assets deemed to have an indefinite useful life exists if the carrying value of the intangible asset exceeds its fair value. This differs from TWE’s current policy, in accordance with current accounting standards, of using undiscounted cash flows of the intangible asset to determine its recoverability. Under FAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. This differs from TWE’s current policy, in accordance with current accounting standards, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

Income Taxes

As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE’s operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the tax effect of net operating loss and investment carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and investment tax credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

AOL Time Warner has various stock option plans under which it may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and TWE. The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. AOL Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note 11).

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees of TWE equals or exceeds the fair market value of AOL Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by AOL Time Warner, nor charged to TWE.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported on the accompanying consolidated statement of partnership capital as a component of accumulated other comprehensive income (loss), consists of net income (loss) and other gains and losses affecting partners’ capital that, under generally accepted accounting principles, are excluded from net income (loss). For TWE, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.

The following summary sets forth the components of other comprehensive income (loss) accumulated in partners’ capital:

	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Securities	Derivative Financial Instrument Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at December 31, 2000 on a pro forma basis	$—	$—	$—	$—
2001 activity	1	(7)	—	(6)

Balance at December 31, 2001	$1	$(7)	$—	$(6)

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2001 presentation.

2.	MERGER-RELATED COSTS

America Online-Time Warner Merger

In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations (“restructuring plans”). As part of the restructuring plans, TWE accrued an initial restructuring liability of approximately $210 million during the first quarter of 2001. The Company accrued an

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional $91 million liability during the year as additional initiatives met the accounting criteria required for accrual. The restructuring accruals relate to costs to exit and consolidate certain activities at TWE, as well as costs to terminate employees across the various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

Of the total restructuring accrual, $107 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $19 million were made in 2001. As of December 31, 2001, the remaining liability of $88 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

The restructuring accrual also includes approximately $194 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, TWE plans to exit certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $88 million in 2001. As of December 31, 2001, the remaining liability of $106 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

The restructuring liabilities recorded are based on TWE’s restructuring plans that have been committed to by management.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner and it ownership in TWE follows (in millions):

	Employee Termination	Other Exit Costs	Total
Initial accruals	$55	$155	$210
Incremental accruals	52	39	91
Cash paid	(19)	(88)	(107)

Restructuring liability as of December 31, 2001	$88	$106	$194

3. CABLE-RELATED	TRANSACTIONS

TWE-A/N Partnership

The TWE-Advance/Newhouse Partnership (“TWE-A/N”) is owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. In 2001 and on a pro forma basis in 2000, the financial position and operating results of TWE-A/N have been consolidated by TWE and the partnership interest owned by Advance/Newhouse has been reflected in TWE’s consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair value at specified intervals following the death of both of its principle shareholders. In addition, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership’s assets and liabilities. Neither TWE nor Advance/Newhouse can initiate such a restructuring until March 31, 2002. On or after that date, either TWE or Advance/Newhouse can state its

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intention to cause a restructuring. If the parties are unable to agree on a restructuring or other acceptable alternative within 60 days of the date of delivery of a restructuring notice, then TWE-A/N will be restructured by the withdrawal of Advance/Newhouse from TWE-A/N, with Advance/Newhouse receiving one-third of the assets and liabilities of TWE-A/N. Although neither party can deliver such a restructuring notice prior to March 31, 2002, the Company and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N. The Company cannot predict at this time the ultimate outcome of these discussions.

As of December 31, 2001, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. Additionally, TWE-A/N had approximately $9 billion in total assets and approximately $1.6 billion of debt. For the year ended December 31, 2001, TWE-A/N contributed revenues, EBITDA and operating income of approximately $3.5 billion, $1.6 billion and $900 million, respectively, to the results of TWE. If Advance/Newhouse withdraws from the partnership and receives one-third of the partnership’s assets and liabilities, the impact on TWE’s Cable segment would be a corresponding reduction in assets, liabilities and results of operations. However, the ultimate impact would depend upon the specific assets and liabilities withdrawn from the partnership, including the mix of consolidated and unconsolidated cable television systems. The impact on TWE’s consolidated net income would be substantially mitigated, if not entirely offset, because the earnings of TWE-A/N attributable to Advance/Newhouse’s current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations.

Road Runner Restructuring

The high-speed online businesses of Time Warner Cable and AT&T were managed in a separate venture (“Road Runner”) in which the common equity interests were collectively owned 68.6% by TWI Cable Inc., TWE and TWE-A/N and 31.4% by AT&T. In addition, Microsoft Corp. and Compaq Computer Corp. each owned a preferred equity interest in Road Runner that was convertible into a 10% common equity interest (the “Preferred Equity Interests”). In December 2000, Time Warner announced that the ownership of Road Runner would be restructured. As a result of the restructuring, TWE recognized a one-time restructuring charge of $35 million in 2000 related to employee severance and payments to terminate contracts. This charge is included in other income (expense), net, in the accompanying consolidated statement of operations on a pro forma and historical basis for 2000. Subsequent to the restructuring, Road Runner was owned by TWI Cable Inc., TWE and TWE-A/N, with TWE owning approximately 68% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE-A/N). As of December 31, 2001, TWE’s interest in Road Runner continued to be accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

As previously discussed, TWE and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N, which may result in the withdrawal of Advance/Newhouse from TWE-A/N. The Company is also having discussions with Advance/Newhouse regarding their interest in Road Runner, which is held through TWE-A/N. While the Company is unable to predict the outcome of these discussions at this time, one possible outcome is that AOL Time Warner or TWE may acquire Advance/Newhouse’s interest in Road Runner, either as a part of any restructuring of TWE-A/N that may occur or in a separate transaction. The acquisition of Advance/Newhouse’s interest in Road Runner would result in the assets, liabilities and results of operations of Road Runner being consolidated and presented with the results of operations of TWE’s Cable segment. As of December 31, 2001, Road Runner had total assets of approximately $150 million, with no long-term debt. For the year ended December 31, 2001, Road Runner had revenues, an EBITDA loss and operating loss of approximately $220 million, $230 million and $280 million, respectively. Similar to other equity method investees, TWE currently recognizes its share of Road Runner losses in other income (expense), net, which was approximately $195 million in 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain On Sale Or Exchange Of Cable Television Systems And Investments

Largely in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a number of transactions generally involving large exchanges of cable television systems. In these transactions, Time Warner Cable exchanged cable television systems serving approximately 889,000 subscribers for other cable television systems of comparable size owned by AT&T. In addition, in 1999, Time Warner Cable obtained sole control of certain partnerships previously held with Fanch Communications, retaining cable television systems serving approximately 158,000 subscribers and approximately $280 million of net cash proceeds, in exchange for its interests in other cable television systems formerly owned by such partnerships. The systems acquired by Time Warner Cable were accounted for using the purchase method of accounting for business combinations. As such, the net assets received were recorded at fair value based on the negotiated terms of the transactions. In connection with the sale or exchange of consolidated cable television systems, approximately $1.039 billion of net pretax gains were recognized in 1999 and are included in operating income in the accompanying consolidated statement of operations. In connection with the sale or exchange of unconsolidated cable television systems and investments, approximately $1.080 billion of net pretax gains were recognized in 1999 and are included in other income (expense), net, in the accompanying consolidated statement of operations.

Cable Television System Joint Ventures

Time Warner Cable has an approximate 50% weighted-average interest in a number of unconsolidated cable television systems that served an aggregate 1.5 million subscribers as of December 31, 2001. In addition, at the end of 2001, these cable television systems had combined debt of approximately $2.1 billion. Unconsolidated cable television joint ventures include TWE’s investment in Texas Cable Partners, L.P., which as of December 31, 2001 served approximately 1.1 million subscribers, and Kansas City Cable Partners, which as of December 31, 2001 served approximately 314,000 subscribers.

4. FILMED	ENTERTAINMENT-RELATED TRANSACTIONS

Six Flags

In 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation (“Six Flags”) to Premier Parks Inc. (“Premier,” now known as Six Flags, Inc.), a regional theme park operator, for approximately $475 million. TWE initially deferred a $400 million gain on the transaction principally as a result of uncertainties surrounding its realization. Those uncertainties related to litigation and TWE’s guarantees of Premier’s long-term obligations to make minimum payments to the limited partners of the Six Flags Over Texas and Six Flags Over Georgia theme parks (the “Co-Venture Guarantees”).

TWE management periodically had evaluated its reasonably possible risk of loss relating to the Six flags litigation and Co-Venture Guarantees. Based on the improving financial performance of Premier and the Six Flags Over Texas and Six Flags Over Georgia theme parks, management believed that its aggregate financial exposure had declined steadily. Accordingly, TWE periodically recognized a portion of the deferred gain as its realization became more fully assured. TWE recognized pretax gains of $10 million in 2000 and $40 million in 1999. These amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

In December 1998, a jury returned an adverse verdict in the Six Flags litigation in the amount of $454 million in compensatory and punitive damages. TWE and its former 51% partner in Six Flags were financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court affirmed the jury’s verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$50 million in 2000 to cover its additional financial exposure in excess of established reserves, which consisted of the unrecognized portion of the deferred gain on the 1998 sale of Six Flags and accrued interest. The $50 million charge is classified in two components in TWE’s accompanying consolidated statement of operations on a pro forma and historical basis for the year ended December 31, 2000: $26 million of the charge, representing an accrual for additional interest, is included in interest expense, net, and the remaining $24 million is included in other income (expense), net. See Note 15 for a discussion on the current status of the Six Flags litigation.

Gains on Sale of Interest in CanalSatellite

In 1999, Warner Bros. sold its 10% interest in CanalSatellite, a satellite television distribution service in France and Monaco, to Canal+, a large French media and entertainment company. In connection with the sale, Warner Bros. recognized a pretax gain of $97 million. In addition, during 2000, Warner Bros. recognized a net pretax, investment-related gain of approximately $65 million, principally relating to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite. These gains have been included in other income (expense), net, in the accompanying consolidated statement of operations on both a pro forma and historical basis in 2000 and 1999.

1999 Gain on Termination of Video Distribution Agreement

In 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. (“MGM”) terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, which has been included in operating income (loss) in the accompanying consolidated statement of operations for 1999.

1999 Warner Bros. Retail Stores Write-Down

In 1999, Warner Bros. recorded a noncash pretax charge of $106 million to reduce the carrying value of certain fixed assets and leasehold improvements used in its retail stores. The charge represents the excess of the carrying value of the assets used in Warner Bros. retail stores over the discounted future operating cash flows, adjusted to reflect a shorter recovery period due to planned store closures. The charge has been included in operating income (loss) in the accompanying consolidated statement of operations. In 2001, in connection with the Merger, Warner Bros. closed its retail store operations.

5.     INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

TWE’s investments, including available-for-sale securities consist of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Equity method investments	$2,084	$2,025	$350
Cost-method investments	13	6	6
Fair-value method investments, including derivative instruments	211	187	187

Total	$2,308	$2,218	$543

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2001, companies accounted for using the equity method and the voting ownership percentage held by TWE on a fully attributed basis (i.e., after considering the portion attributable to the majority partners of TWE-A/N) included: Comedy Partners, L.P. (50% owned), Road Runner (68% owned), certain cable system joint ventures and certain international cable and programming joint ventures (generally 37-50% owned) and Courtroom Television Network LLC (50% owned). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Operating Results:
Revenues	$1,701	$1,589	$1,589	$1,704
Operating income (loss)	(58)	33	33	140
Net loss	(183)	(260)	(260)	(130)

Balance Sheet:
Current assets	356	352	352	385
Total assets	3,464	3,103	3,103	2,919
Current liabilities	599	1,067	1,067	303
Long-term debt	2,108	2,018	2,018	1,881
Total liabilities	2,904	3,170	3,170	2,224
Total shareholders’ equity (deficit) or partners’ capital	560	(67)	(67)	695

The above table represents the combined financial information of entities in which TWE has an investment accounted for using the equity method of accounting. These amounts are not the amounts reflected on the Company’s accompanying consolidated financial statements. Consistent with TWE’s accounting policy for investments accounted for using the equity method of accounting, as described in Note 1, TWE has included approximately $2.084 billion in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, representing TWE’s investment in and amounts due to and from the equity investee. Similarly, the Company has recorded $296 million of expense in other income (expense), net, in the accompanying consolidated statement of operations, representing the Company’s share in the pretax income (loss) of the investees.

As discussed in Note 1, under the purchase method of accounting, the cost to acquire Time Warner was allocated to its underlying net assets, including investments accounted for using the equity method of accounting, based on their estimated fair values. As a result, TWE’s investments accounted for using the equity method of accounting were adjusted upward by approximately $1.6 billion, including over $1 billion relating to investments in certain cable television joint ventures. These adjustments, which approximate the difference between TWE’s carrying value in the investees and the Company’s underlying equity in the net assets of the investees, will be amortized on a straight-line basis over a weighted-average useful life of 17 years. However, as discussed in Note 1, FAS 142 provides, among other things, for the nonamortization of goodwill included in the carrying value of investments accounted for under the equity method of accounting, beginning in the first quarter of 2002.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVENTORIES AND FILM COSTS

Inventories and film costs consist of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Programming costs, less amortization	$1,295	$1,029	$1,014
Film costs-Theatrical:
Released, less amortization	650	711	711
Completed and not released	285	113	113
In production	346	386	386
Development and pre-production	36	25	25
Film costs-Television:
Released, less amortization	123	133	133
Completed and not released	95	194	194
In production	59	76	76
Development and pre-production	2	5	5
Film costs-Library, less amortization	2,381	1,800	456
Merchandise	158	228	228

Total inventories and film costs	5,430	4,700	3,341
Less current portion of inventory	852	762	762

Total noncurrent inventories and film costs	$4,578	$3,938	$2,579

Excluding the library, approximately 91% of unamortized film costs for released films is expected to be amortized within three years. Approximately $882 million of released and completed and not released film costs are expected to be amortized during the next twelve months.

7.     LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-Term Debt

Long-term debt consists of:

					Outstanding Borrowings at December 31,
	Weighted Average Interest Rate at December 31, 2001	Maturities	2001 Committed Capacity	2001 Unused Capacity	2001 Historical	2000 Pro Forma	2000 Historical
			(millions)
Bank credit agreement debt and commercial paper program(a)	2.29%	2002	$7,500	$4,610	$2,290	$3,313	$3,313
Fixed-rate public debt	7.48%	2002-2033	4,011	—	4,011	3,788	3,788
Due to AOL Time Warner	2.28%	2002	1,734	—	1,734	—	—
Other fixed-rate obligations(b)	—	—	16	—	16	10	10

Total			13,261	4,610	8,051	7,111	7,111
Debt due within one year(c)			(2)	—	(2)	(3)	(3)

Total long-term debt			$13,259	$4,610	$8,049	$7,108	$7,108

(a)
Portion of bank credit agreement and commercial paper program’s committed capacity can be used by non-TWE, AOL Time Warner segments. At December 31, 2001, $600 million of committed capacity was used by non-TWE segments.

(b)	Includes obligations under capital leases.

(c)	Debt due within one year relates to other fixed-rate obligations.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Credit Agreements and Commercial Paper Program

TWE and TWE-A/N, together with certain other AOL Time Warner consolidated subsidiaries (“other borrowers”), have a revolving credit facility (the “Bank Credit Agreement”) that permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. Such borrowings bear interest generally equal to LIBOR plus a margin of 30 basis points. At December 31, 2001, TWE had drawn down approximately $2.004 billion under the Bank Credit Agreement and issued approximately $286 million in commercial paper and other borrowers had drawn down $600 million, leaving approximately $4.610 billion in available unused capacity under the Bank Credit Agreement.

Fixed-Rate Public Borrowings

From 1992 through 1993, TWE had various public debt offerings. The maturities of these outstanding offerings ranged from 10 to 40 years and the interest rates range from 7.25% to 10.15%. At December 31, 2001, the total debt outstanding from these offerings was approximately $4.011 billion.

Debt Guarantees

Each AOL Time Warner General Partner has guaranteed a pro rata portion of approximately $4.6 billion of TWE’s debt and accrued interest at December 31, 2001, based on the relative fair value of the net assets each AOL Time Warner General Partner (or its predecessor) contributed to TWE (the “AOL Time Warner General Partner Guarantees”). Such indebtedness is recourse to each AOL Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE’s notes and debentures have been issued (the “Indenture”) requires the majority consent of the holders of the notes and debentures to terminate the AOL Time Warner General Partner Guarantees. There are generally no restrictions on the ability of the AOL Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors. In addition approximately $1.579 billion of TWE-A/N’s debt and accrued interest at December 31, 2001 has been guaranteed by TWI Cable and certain of its subsidiaries.

Interest Expense and Maturities

Interest expense amounted to $575 million in 2001, $656 million in 2000 on a pro forma and historical basis and $561 million in 1999. The weighted average interest rate on TWE’s total debt was 3.74% and 7.9% at December 31, 2001 and 2000 (on a pro forma and historical basis), respectively.

Annual repayments of long-term debt for the five years subsequent to December 31, 2001 consist only of $4.630 billion due in 2002, $1 million due in 2003 and $1 million due in 2004. This includes all borrowings under the Bank Credit Agreement, as well as any commercial paper borrowings supported thereby. TWE has the intent and ability to continue to refinance its borrowings on a long-term basis through arrangements with AOL Time Warner.

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2001 and 2000, the fair value of TWE’s fixed-rate debt exceeded its carrying value by approximately $241 million in 2001 and $340 million in 2000. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financing Arrangements

From time to time, the Company enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. TWE employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. TWE is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provides direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 10 years. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet treatment.

Accounts Receivable Securitization Facilities

TWE participates in two of AOL Time Warner’s accounts receivable securitization facilities which provide for the accelerated receipt of approximately $800 million of cash on available accounts receivables. As of December 31, 2001, AOL Time Warner and TWE had unused capacity under these facilities of approximately $191 million, representing the amount of cash that could be generated through the sale of additional qualifying accounts receivable. In connection with each of these securitization facilities, TWE sells, on a revolving and nonrecourse basis, certain of its accounts receivables (“Pooled Receivables”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Receivables to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as a sale in accordance FAS 140, because the Company relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

As proceeds for the accounts receivable sold to the SPE, TWE receives cash, for which there is no obligation to repay, and an interest-bearing note receivable, which is included in receivables on the accompanying consolidated balance sheet. In addition, TWE services the Pooled Receivables on behalf of the SPE. Income received by AOL Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The notes receivable, which have been adjusted to reflect the portion that is not expected to be collectible, bear an interest rate that varies with the prevailing market interest rates. For this reason, and because the accounts receivables underlying the retained ownership interest that are sold to the SPE are generally short term in nature, the fair value of the notes receivable approximated their carrying value at December 31, 2001 and on both a pro forma and historical basis at December 31, 2000. The notes receivable related to the sale of Pooled Receivables to an SPE reflected on TWE’s consolidated balance sheet were $416 million at December 31, 2001 and $60 million on both a pro forma and historical basis at December 31, 2000. Additional net proceeds received from TWE’s accounts receivable by utilizing its accounts receivable securitization programs were $116 million in 2001, $174 million on both a pro forma and historical basis in 2000 and no proceeds in 1999.

Backlog Securitization Facility

TWE also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until a later date (“Backlog Contracts”). In connection with this securitization facility, TWE sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts (“Pooled Backlog Contracts”) to a SPE, which in turn sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party commercial paper conduit sponsored by a financial institution. As of December 31, 2001, TWE had unused capacity under this facility of approximately $58 million, representing the amount of cash that could be generated through the sale of additional Backlog Contracts.

Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is dependent only upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. The amount of related deferred revenue reflected on TWE’s accompanying consolidated balance sheet was $442 million at December 31, 2001 and $484 million on a pro forma basis at December 31, 2000. This amount represents only the amount of backlog contracts sold under this facility and does not represent the amount of total filmed entertainment backlog contracts outstanding, which was approximately $3.8 billion at December 31, 2001 and approximately $3.5 billion on both a pro forma and historical basis at December 31, 2000.

Rating Triggers and Financial Covenants

Each of the Company’s borrowing facilities discussed above, including financing arrangements with SPEs, contain customary covenants. A breach of such covenants in the bank credit agreement that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the facility and/or require immediate payment of outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

As of December 31, 2001 and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company expects to take a one-time, noncash charge of approximately $22 billion upon adoption of FAS 142. This charge will not result in a violation of any of the Company’s covenants.

8.    INCOME TAXES

Domestic and foreign pretax income (loss) are as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Domestic	$(985)	$(1,506)	$757	$2,717
Foreign	80	153	153	192

Total	$(905)	$(1,353)	$910	$2,909

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE’s operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Federal:
Current	$3	$13	$13	$17
Deferred	3	(6)	(6)	—
Foreign:
Current(a)	106	139	139	109
Deferred	11	(11)	(11)	16
State and local:
Current	4	13	13	7
Deferred	—	9	9	1

Total income taxes	$127	$157	$157	$150

(a)	Includes foreign withholding taxes of $69 million in 2001, $78 million in 2000 and $75 million in 1999.

The financial statement basis of TWE’s assets exceeds the corresponding tax basis by $68 billion at December 31, 2001, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

9.    PREFERRED STOCK OF SUBSIDIARY

In 1997, a newly formed, substantially owned subsidiary of TWE (the “REIT”) issued 250,000 shares of preferred stock (“REIT Preferred Stock”). The REIT was intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

In March 1999, the REIT redeemed all of its shares of REIT Preferred Stock at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE’s Bank Credit Agreement.

10.    PARTNERS’ CAPITAL

Partnership Capital and Allocation of Income

Each partner’s interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership (“Undistributed Contributed Capital”), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the following table. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as “Cumulative Priority Capital.” Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned 100% by the AOL Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the priority of Undistributed Contributed Capital, ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 2001 and priority capital rates of return thereon is as set forth below:

Priority of Undistributed Contributed Capital	Undistributed Contributed Capital(a)		Cumulative Priority Capital		Priority Capital Rates of Return(b)	AOL Time Warner General Partners	Limited Partners

							AOL Time Warner	MediaOne
	(billions)						(ownership%)
Series A Capital	$5.6		$18.8		13.00%	63.27%	11.22%	25.51%
Series B Capital	2.9	(c)	10.0		13.25%	100.00%	—	—
Residual Capital	3.3	(c)	3.2	(d)	— (d)	63.27%	11.22%	25.51%

(a)	Excludes partnership income or loss allocated thereto.

(b)	To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11.00% and 11.25%, respectively.

(c)
The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

(d)
Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

The Undistributed Contributed Capital is generally based on the fair value of the net assets that each partner initially contributed to the partnership. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners’ capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation (“special tax allocations”). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 13.00% to 13.25% per annum, respectively, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

Under the TWE partnership agreement, the Series B Capital owned by subsidiaries of AOL Time Warner could have been increased if certain operating performance targets were achieved over a ten-year period ending on December 31, 2001. However, such targets were not achieved. In addition, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T has initiated a process by which an independent investment banking firm will determine the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. If AT&T chooses to exercise the option this year, AT&T’s interest in the Series A Capital and Residual Capital would be increased by a maximum of approximately 3.7%, assuming that the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would be increased would be significantly less.

AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. The parties are in discussions regarding this registration rights process. The Company cannot at this time predict the outcome or effect, if any, of the foregoing.

Capital Distributions

Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

In July 1999, TWE borrowed $627 million under its bank credit agreement and paid a distribution to the AOL Time Warner General Partners to redeem the remaining portion of their senior priority capital interests representing the return of $454 million and a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE.

TWE reimburses AOL Time Warner for the amount by which the market price on the exercise date of AOL Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $13.88, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 (“Stock Option Distributions”). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued Stock Option Distributions and the corresponding liability when the market price of AOL Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 2001 and 2000, TWE had recorded a liability for Stock Option Distributions of $446 million and $681 million, respectively, based on the unexercised options and the market prices at such dates of $32.10 and $34.83, respectively, per AOL Time Warner common share. This liability reflects the reversal of $373 million of previously accrued Stock Option Distributions in 2000 when the market price of AOL Time Warner common stock decreased. TWE paid Stock Option Distributions to AOL Time Warner in the amount of $264 million in 2001, $238 million in 2000 and $226 million in 1999.

Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE (“Tax Distributions”), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. TWE paid Tax Distributions to the AOL Time Warner General Partners in the amount of $53 million in 2001, $765 million in 2000 and $347 million in 1999.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to Stock Option Distributions, Tax Distributions and Senior Capital Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined in the TWE partnership agreement. Such cash distributions will generally be made on a priority and pro rata basis with respect to each partner’s interest in the Series A Capital, Series B Capital and Residual Capital. However, cash distributions to the AOL Time Warner General Partners with respect to their Series A Capital and Residual Capital interests will be deferred until the limited partners receive aggregate distributions (excluding Tax Distributions) of approximately $800 million. Similarly, cash distributions with respect to the AOL Time Warner General Partners’ Series B Capital interest will be deferred until the limited partners receive aggregate distributions of $1.6 billion. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. In addition, if a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners’ partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

11.     STOCK-BASED COMPENSATION PLANS

Effect of America Online-Time Warner Merger on Stock-Based Compensation Plans

In connection with Time Warner’s agreement to merge with America Online entered into in January 2000, all Time Warner stock options and restricted stock outstanding at that time became fully vested, pursuant to the terms of Time Warner’s stock option and restricted stock plans. In addition, on January 11, 2001, the date the Merger was consummated, each outstanding equity security of Time Warner was converted into 1.5 units of an equivalent equity security of AOL Time Warner. See Note 1 for a summary of the terms of the Merger.

Stock Option Plans

AOL Time Warner has various stock option plans under which AOL Time Warner may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and TWE. Such options have been granted to employees of TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally has not been recognized by AOL Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a four-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, TWE’s allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Net income:
As reported	$(1,032)	$(2,034)	$229	$2,759

Pro forma	$(1,101)	$(2,180)	$83	$2,710

For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (which, for 2000 reflect the impact of the announced Merger) used for grants to TWE employees in 2001, 2000 and 1999: dividend yields of 0%, 0% and 0.3%, respectively; expected volatility of 59.3%, 46.3% and 23.6%, respectively; risk-free interest rates of 4.8%, 6.4% and 5.4%, respectively; and expected lives of 5 years in all periods.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of an option granted to TWE employees during the year was $25.38 in 2001, $28.05 in 2000 and $13.74 in 1999.

A summary of stock option activity with respect to employees of TWE is as follows:

	Thousands of Shares	Weighted-Average Exercise Price
Balance at December 31, 1998	71,612	$14.23
Granted	5,713	44.11
Exercised	(9,881)	11.69
Cancelled(a)	(235)	24.74

Balance at December 31, 1999	67,209	17.11
Granted	7,251	57.23
Exercised	(6,522)	13.53
Cancelled(a)	1,502	16.99

Balance at December 31, 2000	69,440	21.63
Granted(b)	37,200	46.13
Exercised	(10,800)	13.06
Cancelled(a)	(394)	40.19

Balance at December 31, 2001	95,446	$31.98

(a)	Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from other AOL Time Warner segments.
(b)
In 2001, a special Founder’s Grant was issued to most individuals who were employees of TWE during the year the Merger was consummated, only a portion of which is expected to be recurring in the future.

	December 31,
	2001	2000	1999
	(thousands)
Exercisable	54,442	62,415	52,032

The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price
	(thousands)			(thousands)
Under $10	2,360	0.79	$8.71	2,360	$8.71
$10.01 to $15.00	31,070	3.21	$13.26	31,071	$13.26
$15.01 to $20.00	4,417	4.34	$16.17	4,417	$16.17
$20.01 to $30.00	6,532	5.99	$23.05	6,532	$23.05
$30.01 to $45.00	11,485	8.11	$38.88	4,774	$38.33
$45.01 to $50.00	31,138	8.81	$47.57	3,049	$46.20
$50.01 to $60.00	8,223	8.26	$56.18	2,153	$57.43
$60.01 to $90.00	221	8.03	$64.00	86	$64.00

Total	95,446	6.25 years	$31.98	54,442	$20.39

TWE reimburses AOL Time Warner for the use of AOL Time Warner stock options on the basis described in Note 10.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     BENEFIT PLANS

TWE and its subsidiaries have defined benefit pension plans covering most domestic employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. AOL Time Warner’s common stock represents approximately 10% of plan assets at December 31, 2001 and 2000. After consummation of the Merger, participation in TWE’s defined benefit pension plans was limited to employees who previously participated in these plans. A summary of activity for TWE’s defined benefit pension plans is as follows:

	Years Ended December 31,
	2001	2000	1999
	(millions)
Components of Pension Expense
Service cost	$36	$39	$51
Interest cost	45	41	41
Expected return on plan assets	(46)	(48)	(44)
Net amortization and deferral	—	(12)	(3)

Total pension expense	$35	$20	$45

	December 31,
	2001	2000
	(millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$538	$481
Service cost	36	39
Interest cost	45	41
Actuarial (gain) loss(a)	45	(9)
Benefits paid	(19)	(14)
Amendments to plan provisions	(9)	—

Projected benefit obligation at end of year	636	538

Change in Plan Assets
Fair value of plan assets at beginning of year	506	523
Actual return on plan assets	(41)	(17)
Employer contribution	137	13
Benefits paid	(15)	(13)

Fair value of plan assets at end of year	587	506

Underfunded projected benefit obligation	(49)	(32)
Additional minimum liability(b)	(5)	(5)
Unrecognized actuarial gain(a)	130	(114)
Unrecognized prior service cost	3	1

Prepaid (accrued) pension expense	$79	$(150)

(a)	Reflects certain changes in actuarial assumptions made during 2001 and 2000, including a reduction to the assumed rate of compensation increase in 2000.
(b)	The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2001	2000	1999
Weighted-Average Pension Assumptions
Discount rate	7.50%	7.75%	7.75%
Expected return on plan assets	9%	9%	9%
Rate of compensation increase	4.5%	5%	6%

Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $34 million and $41 million as of December 31, 2001, respectively; and $51 million and $44 million as of December 31, 2000, respectively.

Certain domestic employees of TWE participate in multi-employer pension plans as to which the expense amounted to $36 million in 2001, $36 million in 2000 and $34 million in 1999. Employees of TWE’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

TWE employees also generally participate in certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $35 million in 2001, $38 million in 2000 and $30 million in 1999. Contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

13.    DERIVATIVE FINANCIAL INSTRUMENTS

TWE participates in AOL Time Warner’s hedging program and uses derivative financial instruments principally to manage the risk that changes in foreign currency exchange rates will affect the amount of unremitted or future license fees to be received from the sale of U.S. copyrighted products abroad and to manage equity price risk in the Company’s investment holdings. The following is a summary of TWE’s foreign currency risk management strategy and the effect of this strategy on TWE’s consolidated financial statements.

Foreign Currency Risk Management

Foreign exchange contracts are used primarily by TWE to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, TWE hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period; however there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars. Therefore, the hedging period covers a fifteen-month period. To hedge this exposure, TWE uses foreign exchange contracts that generally have maturities of three months to fifteen months to provide continuing coverage throughout the hedging period. AOL Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE’s foreign currency exposure. At December 31, 2001, TWE had effectively hedged approximately 75% of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the hedging period.

TWE records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in partners’ capital (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered to be perfectly effective in offsetting the change in the value of the license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts are generally included as a component of other income (expense), net, in TWE’s consolidated statement of operations.

At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates. Of AOL Time Warner’s $239 million net purchase contract position, $320 million of the foreign exchange sale contracts and $130 million of the foreign exchange purchase contracts related to TWE’s foreign currency exposure. AOL Time Warner had a net sale contract position of $66 million of foreign currencies on a pro forma and historical basis at December 31, 2000. TWE had deferred approximately $8 million of net gains on foreign exchange contracts on a pro forma and historical basis at December 31, 2001, which is expected to be substantially recognized in income over the next twelve months. For the years ended December 31, 2001, 2000 (on both a pro forma and historical basis) and 1999, TWE recognized $9 million, $12 million and $15 million in gains, respectively, on foreign exchange contracts, which were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. AOL Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize counterparty credit risk.

14.    SEGMENT INFORMATION

TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Revenues
Cable	$5,987	$5,159	$5,159	$4,496
Filmed Entertainment	6,889	6,609	6,609	6,629
Networks	3,024	2,723	2,723	2,553
Intersegment elimination(b)	(598)	(509)	(509)	(514)

Total Revenues	$15,302	$13,982	$13,982	$13,164

(a)
Pro forma revenues for 2000 include certain reclassifications of each segment’s historical operating results to conform to AOL Time Warner’s financial statement presentation. On a pro forma basis, the Merger had no impact on TWE’s historical consolidated revenues for 2000.

(b)	The intersegment revenue eliminations in all periods presented is represented approximately 50% by the Filmed Entertainment segment and approximately 50% by the Networks segment.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
EBITDA(b)
Cable(c)	$2,762	$2,439	$2,444	$3,115
Filmed Entertainment(d)	691	580	585	786
Networks	703	510	512	444
Corporate	(78)	(75)	(75)	(74)

Total EBITDA	$4,078	$3,454	$3,466	$4,271

(a)
2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the merger had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation.

(b)
EBITDA represents business segment operating income before noncash depreciation of tangible assets and amortization of intangible assets. After deducting amortization of intangible assets, TWE’s operating income (loss) was $281 million in 2001, $(195) million on a pro forma basis in 2000, ($1.978 billion on a historical basis) and $2.900 billion in 1999.

(c)	Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $1.039 billion in 1999.

(d)
Includes a pretax gain of approximately $215 million recognized in 1999 relating to the early termination and settlement of a long-term, home video distribution agreement and a noncash charge of approximately $106 million recognized in 1999 relating to Warner Bros.’ retail stores.

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Depreciation of Property, Plant and Equipment
Cable	$965	$741	$799	$679
Filmed Entertainment.	83	94	85	151
Networks	33	33	33	30
Corporate	7	6	6	7

Total Depreciation	$1,088	$874	$923	$867

(a)
2001 depreciation reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma depreciation for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation.

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Amortization of Intangible Assets(b)
Cable	$1,941	$1,962	$438	$378
Filmed Entertainment	389	407	122	122
Networks	379	406	5	4

Total Amortization	$2,709	$2,775	$565	$504

(a)
2001 amortization reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma amortization for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation.

(b)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TWE’s assets have significantly increased since December 31, 2000 due to the consummation of the Merger and the allocation of the $147 billion cost to acquire Time Warner to the underlying net assets of Time Warner, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair value of the net assets acquired was recorded as goodwill and allocated among AOL Time Warner’s business segments, including the business segments of TWE. As such, TWE’s assets by business segment are as follows:

	December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Assets
Cable	$56,694	$56,097	$14,365	$13,820
Filmed Entertainment.	16,375	16,268	8,447	8,897
Networks	11,212	11,654	1,864	1,568
Corporate(b)	777	400	225	558

Total Assets	$85,058	$84,419	$24,901	$24,843

(a)
2001 assets reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma assets as of December 31, 2000 are provided as if the Merger had occurred at the beginning of 2000. TWE’s historical assets as of December 31, 2000 were $25.458 billion.

(b)	Consists principally of cash, cash equivalents and other investments.

Information as to TWE’s capital expenditures is as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Capital Expenditures
Cable	$1,875	$1,793	$1,793	$1,319
Filmed Entertainment	93	96	96	130
Networks	17	21	21	20
Corporate	27	16	16	6

Total Capital Expenditures	$2,012	$1,926	$1,926	$1,475

(a)
Pro forma capital expenditures for 2000 include certain reclassifications of each segment’s historical operating results to conform to AOL Time Warner’s financial statement presentation. On a pro forma basis, the Merger had no impact on TWE’s historical consolidated capital expenditures for 2000.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because a substantial portion of TWE’s international revenues is derived from the sale of U.S. copyshy;righted products abroad, assets located outside the United States are not material. Information as to operations in different geographical areas is as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Revenues(a)
United States	$12,836	$11,594	$11,594	$10,758
United Kingdom	583	504	504	461
Germany	184	225	225	275
Japan	306	265	265	268
France	201	165	165	202
Canada	230	203	203	157
Other international	962	1,026	1,026	1,043

Total Revenues	$15,302	$13,982	$13,982	$13,164

(a)	Revenues are attributed to countries based on location of customer.

15.    COMMITMENTS AND CONTINGENCIES

Commitments

TWE’s total rent expense amounted to $225 million in 2001, $240 million in 2000 on both a pro forma and historical basis and $233 million in 1999. The minimum rental commitments under noncancellable long-term operating leases are: 2002-$144 million; 2003-$133 million; 2004-$126 million; 2005-$120 million; 2006-$113 million; and after 2006-$877 million. Additionally, TWE recognized sublease income of approximately $12 million in 2001 and as of December 31, 2001, the Company had future sublease income commitments of approximately $144 million.

TWE’s minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $8.7 billion at December 31, 2001, which are payable principally over a five-year period.

Contingencies

In Six Flags Over Georgia LLC et al. V. Time Warner Entertainment Company et al. following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The matter remains pending in the Georgia Court of Appeals and a decision is expected later in 2002.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including the matter described above), and developments or assertions by or against TWE relating to intellectual property licenses, could have a material adverse effect on TWE’s business, financial condition and operating results.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    RELATED PARTY TRANSACTIONS

In the normal course of conducting their businesses, TWE and its subsidiaries and affiliates have had various transactions with AOL Time Warner and its subsidiaries, generally on terms resulting from a negotiation between the affected units that in management’s view results in reasonable allocations. Employees of TWE participate in various AOL Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, AOL Time Warner provides TWE with certain corporate services, including accounting, tax, legal and administration, for which TWE paid a fee in the amount of $77 million in 2001, $74 million on both a pro forma and historical basis in 2000 and $73 million in 1999.

TWE has management services agreements with AOL Time Warner’s cable business, pursuant to which TWE manages, or provides services to, the cable television systems owned by AOL Time Warner. Such cable television systems also pay fees to TWE for the right to carry cable television programming provided by TWE’s cable networks. Similarly, TWE’s cable television systems pay fees to AOL Time Warner for the right to carry cable television programming provided by AOL Time Warner’s cable networks.

TWE’s Cable segment has sold or exchanged various cable television systems to AT&T in an effort to strengthen its geographic clustering of cable television properties. See Note 3 for further information.

TWE’s Filmed Entertainment segment has various service agreements with AOL Time Warner’s Filmed Entertainment segment, pursuant to which TWE’s Filmed Entertainment segment provides certain management and distribution services for AOL Time Warner’s theatrical, television and animated product, as well as certain services for administrative and technical support.

AOL Time Warner’s Networks segment has license agreements with TWE, pursuant to which the cable networks have acquired broadcast rights to certain film and television product. In addition, AOL Time Warner’s Music segment provides home videocassette distribution services to certain TWE operations, and certain TWE units place advertising in magazines published by AOL Time Warner’s Publishing segment.

In addition to transactions with its partners, TWE has had transactions with the Columbia House Company Partnerships, Comedy Partners, L.P., Time Warner Telecom, Road Runner, Courtroom Television Network LLC and other equity investees of AOL Time Warner and TWE, generally with respect to sales of products and services in the ordinary course of business. TWE also has distribution and merchandising agreements with Time Warner Entertainment Japan Inc., a company owned by certain former and existing partners of TWE to conduct TWE’s businesses in Japan.

17.    ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash flows is as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Cash payments made for interest	$554	$539	$539	$498
Cash payments made for income taxes, net	170	107	107	132
Noncash capital contributions (distributions), net	29	(373)	(373)	388

Noncash investing activities in 2001, 2000 and 1999 included the exchange of certain cable television systems.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Income (Expense), Net

Other income (expense), net, consists of:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Gains (losses) on sale of assets and investments, net(a)	$10	$61	$(1)	$1,256
Losses on equity investees	(296)	(323)	(134)	(196)
Losses on accounts receivable securitization programs	(25)	(40)	(59)	(27)
Other corporate finance-related activity	2	(5)	(5)	(31)
Miscellaneous	(9)	(11)	(29)	(27)

Total other income (expense), net	$(318)	$(318)	$(228)	$975

(a)
1999 includes approximately $1.080 billion related to the sale or exchange of certain unconsolidated cable television systems and investments and an approximate $97 million gain related to the sale of an interest in CanalSatellite.

Other Current Liabilities

Other current liabilities consist of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Accrued expenses	$1,991	$2,150	$2,150
Accrued compensation	275	352	352
Deferred revenues	350	297	297

Total	$2,616	$2,799	$2,799

REPORT OF INDEPENDENT AUDITORS

The Partners of
Time Warner Entertainment Company, L.P.

We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. (“TWE”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, partnership capital and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of TWE’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2000 TWE changed its film accounting method.

ERNST & YOUNG LLP

New York, New York
January 28, 2002

TIME WARNER ENTERTAINMENT COMPANY, L.P.
SELECTED FINANCIAL INFORMATION

The selected financial information for each of the five years in the period ended December 31, 2001 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical information prior to 2001 represent the financial results of TWE prior to the America Online—Time Warner merger. In order to enhance comparability, unaudited pro forma financial information for 2000 is being supplementally provided as if the merger of America Online and Time Warner had occurred at the beginning of 2000. In addition, certain reclassifications have been made to conform to the 2001 presentation.

The selected historical financial information for 1998 reflects (i) the TWE-A/N Transfers, effective as of January 1, 1998, (ii) the Primestar Roll-up Transaction, effective as of April 1, 1998, (iii) the formation of Road Runner, effective as of June 30, 1998, (iv) the Time Warner Telecom Reorganization, effective as of July 1, 1998 and (v) the formation of the Texas Cable Joint Venture, effective as of December 31, 1998.

	Years Ended December 31,
Selected Operating Statement Information	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical	1998 Historical	1997 Historical
	(millions)
Revenues	$15,302	$13,982	$13,982	$13,164	$12,246	$11,318
Depreciation and amortization	(3,797)	(3,649)	(1,488)	(1,371)	(1,436)	(1,370)
Operating income (loss)(a)(b)	281	(195)	1,978	2,900	1,614	1,383
Interest expense, net(c)	(548)	(632)	(632)	(539)	(542)	(470)
Other income (expense), net(d)	(318)	(318)	(228)	975	(298)	205
Income (loss) before cumulative effect of accounting change and extraordinary item	(1,032)	(1,510)	753	2,759	326	637
Net income (loss)(e)	(1,032)	(2,034)	229	2,759	326	614

	Years Ended December 31,
Selected Balance Sheet Information	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical	1998 Historical	1997 Historical
Cash and equivalents	$250	$306	$306	$517	$87	$322
Total assets	85,058	84,419	24,901	24,843	22,230	20,731
Debt due within one year	2	3	3	6	6	8
Long-term debt	8,049	7,108	7,108	6,655	6,578	5,990
Preferred stock of subsidiary	—	—	—	—	217	233
Time Warner General Partners’ Senior Capital	—	—	—	—	603	1,118
Partners’ capital	65,405	66,444	6,926	7,149	5,107	6,333

(a)	Includes net pretax gains of approximately $1.039 billion in 1999 relating to the sale or exchange of certain consolidated cable television systems.

(b)
Includes a pretax gain of approximately $215 million recognized in 1999 relating to the early termination and settlement of a long-term, home video distribution agreement and a noncash charge of $106 million recognized in 1999 relating to Warner Bros.’ retail stores.

(c)	Includes additional interest expense of approximately $26 million in 2000 related to the Six Flags litigation.

(d)
Includes pretax gains of $10 million recognized in 2000, $40 million recognized in 1999 and $30 million recognized in 1998 relating to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags, net pretax gains of approximately $65 million recognized in 2000 and $97 million recognized in 1999, principally related to the sale of an interest in CanalSatellite, a pretax charge of $24 million recognized in 2000 in connection with the Six Flags litigation, net pretax gains of approximately $1.080 billion in 1999 relating to the sale or exchange of certain unconsolidated cable television systems and investments and a pretax charge of approximately $210 million in 1998 to reduce the carrying value of an interest in Primestar.

(e)	Net income includes a cumulative effect of accounting change of $524 million in 2000 and an extraordinary loss on the retirement of debt of $23 million in 1997.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarter	Revenues	Operating Income	Net Income (Loss)
		(millions)
2001 (Historical)
1st	$3,542	$(22)	$(350)
2nd	3,628	33	(232)
3rd	3,803	93	(241)
4th	4,329	177	(209)
Year	15,302	281	(1,032)

2000 (Pro Forma)(a)
1st(b)(c)	$3,311	$(91)	$(866)
2nd	3,313	(58)	(421)
3rd	3,494	(25)	(315)
4th	3,864	(21)	(432)
Year	13,982	(195)	(2,034)

2000 (Historical)(a)
1st(b)(c)	$3,311	$453	$(300)
2nd	3,313	485	145
3rd	3,494	516	248
4th	3,864	524	136
Year	13,982	1,978	229

(a)
The quarterly financial information prior to 2001 represents the financial results of TWE prior to the America Online—Time Warner merger. In order to enhance comparability, quarterly pro forma financial information for 2000 is being supplementally provided as if the merger of America Online and Time Warner had occurred at the beginning of 2000.

(b)
First quarter revenues, operating income and net loss on a pro forma and historical basis in 2000 reflect the provisions of SOP 00-2, which was adopted in the second quarter of 2000, retroactive to the beginning of 2000.

(c)
2000 pro forma and historical operating income have been affected by a noncash charge of $524 million recognized in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance At End of Period
	(millions)
2001:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$359	$262	$(121	)(a)	$500
Reserves for sales returns and allowances	318	606	(514	)(b)	410

Total	$677	$868	$(635)		$910

2000: (Historical and Pro Forma)
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$290	$158	$(89	)(a)	$359
Reserves for sales returns and allowances	378	448	(508	)(b)	318

Total	$668	$606	$(597)		$677

1999:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$271	$114	$(95	)(a)	$290
Reserves for sales returns and allowances	235	456	(313	)(b)	378

Total	$506	$570	$(408)		$668

(a)	Represents uncollectible receivables charged against the reserve.

(b)	Represents returns or allowances applied against the reserve.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

2.
Second Amended and Restated Agreement and Plan of Merger dated as of January 10, 2000 among the Registrant, America Online, Inc. (“America Online”), Time Warner Inc. (“Time Warner”), America Online Merger Sub Inc. and Time Warner Merger Sub Inc. (incorporated herein by reference to Annex A to the Joint Proxy Statement —Prospectus in Part I of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 filed on May 19, 2000 (Registration No. 333-30184)).
*

3.(i)(a)
Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2001 (the “January 2001 Form 8-K”)).
*

3.(i)(b)
Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series LMC Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s January 2001 Form 8-K).
*

3.(i)(c)
Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series LMCN-V Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s January 2001 Form 8-K).
*

3.(ii)	By-laws of the Registrant as of March 21, 2002.

4.1
Indenture dated as of June 1, 1998 among Time Warner, Time Warner Companies, Inc. (“TWCI”), Turner Broadcasting System, Inc. (“TBS”) and The Chase Manhattan Bank (now named JPMorgan Chase Bank), as Trustee (“Chase Manhattan”) (incorporated herein by reference to Exhibit 4 to Time Warner’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File No. 1-12259)).
*

4.2
First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Time Warner, America Online, TWCI, TBS and Chase Manhattan, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).
*

4.3
Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637) (“TWCI’s July 1992 Form 8-K”)).
*

4.4
Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993 (“TWE’s 1993 Form S-4”)).
*

i

Exhibit Number	Description	Sequential Page Number

4.5
Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to TWE’s 1993 Form S-4).
*

4.6
Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-12878) (“TWE’s 1993 Form 10-K”)).
*

4.7
Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-12878)).
*

4.8
Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).
*

4.9
Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to the Time Warner 1997 Form 10-K).
*

4.10
Indenture dated as of January 15, 1993 between TWCI and Chase Manhattan, as Trustee (incorporated herein by reference to Exhibit 4.11 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8637)).
*

4.11
First Supplemental Indenture dated as of June 15, 1993 between TWCI and Chase Manhattan, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).
*

4.12
Second Supplemental Indenture dated as of October 10, 1996 among Time Warner, TWCI and Chase Manhattan, as Trustee (incorporated herein by reference to Exhibit 4.1 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).
*

4.13
Third Supplemental Indenture dated as of December 31, 1996 among Time Warner, TWCI and Chase Manhattan, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12259) (the “Time Warner 1996 Form 10-K”)).
*

4.14
Fourth Supplemental Indenture dated as of December 17, 1997 among Time Warner, TWCI, TBS and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to Time Warner’s, TWCI’s and TBS’s Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).
*

4.15
Fifth Supplemental Indenture dated as of January 12, 1998 among Time Warner, TWCI, TBS and Chase Manhattan, as Trustee (incorporated herein by reference to Exhibit 4.5 to Time Warner’s, TWCI’s and TBS’s 1998 Form S-4).
*

Exhibit Number	Description	Sequential Page Number

4.16
Sixth Supplemental Indenture dated as of March 17, 1998 among Time Warner, TWCI, TBS and Chase Manhattan, as Trustee (incorporated herein by reference to Exhibit 4.15 to the Time Warner 1997 Form 10-K).
*

4.17
Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Time Warner, America Online, TWCI, TBS and Chase Manhattan, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s 2000 Form 10-K).
*

4.18
Trust Agreement dated as of April 1, 1998 among Time Warner, as Grantor and U.S. Trust Company of California, N.A., as Trustee (incorporated herein by reference to Exhibit 4.16 to the Time Warner 1997 Form 10-K).
*

4.19
Indenture dated as of December 6, 1999, between America Online and State Street Bank and Trust Company (“State Street”), as Trustee (incorporated herein by reference to Exhibit 4.19 to the Registrant’s 2000 Form 10-K).
*

4.20	Supplemental Indenture No. 1 dated as of December 6, 1999 between America Online and State Street, as Trustee (incorporated herein by reference to Exhibit 4.20 to the Registrant’s 2000 Form 10-K).	*

4.21
Supplemental Indenture No. 2 dated as of January 11, 2001 between the Registrant, America Online, Time Warner, TWCI, TBS and State Street, as Trustee (incorporated herein by reference to Exhibit 4.21 to the Registrant’s 2000 Form 10-K).
*

4.22
Indenture dated as of April 19, 2001 among the Registrant, America Online, Time Warner, TWCI and TBS, and Chase Manhattan, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 2001 Form 10-Q”)).
*

10.1
1988 Stock Incentive Plan of Time Warner, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.2 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12259) (the “Time Warner 1999 Form 10-K”)).
*

10.2	Time Warner 1989 Stock Incentive Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.3 to the Time Warner 1999 Form 10-K).	*

10.3	AOL Time Warner Inc. 1994 Stock Option Plan, as amended through January 17, 2002

10.4	Time Warner 1997 Stock Option Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.7 to the Time Warner 1999 Form 10-K).	*

10.5
America Online 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the America Online Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 1-12143) (the “AOL 1999 Form 10-K”)).
*

10.6	AOL Time Warner 1999 Stock Plan, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s 2000 Form 10-K).	*

10.7	Time Warner 1988 Restricted Stock Plan for Non-Employee Directors, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s 2000 Form 10-K).	*

10.8	Time Warner 1996 Stock Option Plan for Non-Employee Directors, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2000 Form 10-K).	*

Exhibit Number	Description	Sequential Page Number

10.9
Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8637)).
*

10.10	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Time Warner 1996 Form 10-K).	*

10.11
Amended and Restated Time Warner Annual Bonus Plan for Executive Officers (incorporated herein by reference to Annex A to TWCI’s definitive Proxy Statement dated March 30, 1995 used in connection with TWCI’s 1995 Annual Meeting of Stockholders (File No. 1-8637)).
*

10.12	America Online Executive Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s 2000 Form 10-K).	*

10.13
AOL Time Warner Inc. Deferred Compensation Plan, as amended and restated as of August 1, 2001 (the “Deferred Compensation Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001).
*

10.14	Amendment No.1 to the Deferred Compensation Plan, effective October 15, 2001.

10.15
Amended and Restated Employment Agreement, effective as of January 1, 1998, as amended through April 20, 2001, between the Registrant, as assignee of Time Warner, and Gerald M. Levin (incorporated by reference to Exhibit 10.2 to the Registrant’s March 2001 Form 10-Q).
*

10.16	Employment Agreement made as of December 2001, effective as of January 1, 2002, between the Registrant and R.E. Turner (“Turner”).

10.17	Employment Agreement made as of January 17, 2002, effective as of March 1, 2001, between the Registrant and Kenneth J. Novack.

10.18
Amended and Restated Employment Agreement made as of March 25, 1999, as amended through April 20, 2001, between the Registrant, as assignee of Time Warner, and Richard D. Parsons (incorporated herein by reference to Exhibit 10.3 to the Registrant’s March 2001 Form 10-Q).
*

10.19
Employment Agreement and related agreements between the Registrant, as assignee of America Online, and Robert W. Pittman (incorporated herein by reference to Exhibit 10.15 to the America Online Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12143)).
*

10.20
Agreement Containing Consent Orders, including the Decision and Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s January 2001 Form 8-K).
*

10.21	Order to Hold Separate issued by the Federal Trade Commission dated December 14, 2000 (incorporated herein by reference to Exhibit 99.3 to the Registrant’s January 2001 Form 8-K).	*

10.22	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s January 2001 Form 8-K).	*

Exhibit Number	Description	Sequential Page Number

10.23
Second Amended and Restated LMC Agreement dated as of September 22, 1995 among TWCI, Liberty Media Corporation (“LMC”), TCI Turner Preferred, Inc. (“TCITP”), Communication Capital Corp. (“CCC”) and United Cable Turner Investment, Inc. (which is incorporated herein by reference to Exhibit 10(a) to TWCI’s Current Report on Form 8-K dated September 6, 1996 (File No. 1-8637) (“TWCI’s September 1996 Form 8-K”)).
*

10.24
Agreement Containing Consent Order dated August 14, 1996 among TWCI, TBS, Tele-Communications, Inc., LMC and the Federal Trade Commission (incorporated herein by reference to Exhibit 2(b) to TWCI’s September 1996 Form 8-K).
*

10.25
Investors Agreement (No. 1) dated as of October 10, 1996 among Time Warner, Turner, Turner Outdoor Inc. and Turner Partners, LP (incorporated herein by reference to Exhibit 10.23 to the Time Warner 1996 Form 10-K).
*

10.26
Credit Agreement dated as of November 10, 1997 among Time Warner, TWCI, TWE, TBS, Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N Partnership”) and TWI Cable Inc. (“TWI Cable”) as Credit Parties, Chase Manhattan as Administrative Agent, Bank of America National Trust and Savings Association (“Bank of America”), BONY and Morgan Guaranty Trust Company of New York (“Morgan”) as Documentation and Syndication Agents and Chase Securities Inc. as Arranger (incorporated herein by reference to Exhibit 10.26 to Time Warner’s 1997 Form 10-K).
*

10.27
Amendment No. 1 dated as of June 30, 2000 to the Credit Agreement dated as of November 10, 1997 among Time Warner, TWCI, TWE, TBS, TWE-A/N Partnership and TWI Cable, as Credit Parties, Chase Manhattan as Administrative Agent, Bank of America, BONY and Morgan as Documentation and Syndication Agents and Chase Securities Inc. as Manager (incorporated herein by reference to Exhibit 10.1 to the Time Warner June 2000 Form 10-Q).
*

10.28
Credit Agreement dated as of April 6, 2001 among the Registrant as Borrower, Chase Manhattan as Administrative Agent, Citibank, N.A. and Bank of America N.A. as Co-Syndication Agents, and ABN AMRO Bank, N.V. as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s March 2001 Form 10-Q).
*

10.29
Credit Agreement dated as of October 11, 2001 among the Registrant as Borrower, Barclays Bank PLC, ABN AMRO Bank N.V., Westdeutsche Landesbank Girozentrale, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd. New York Branch, as agents and Barclays Bank PLC as Documentation Manager.

10.30
Credit Agreement dated as of October 11, 2001 among the Registrant as Borrower, HSBC Bank USA, The Royal Bank of Scotland PLC, BNP Paribas, Commerzbank AG, The Fuji Bank, Limited, as agents and Barclays Bank PLC as Documentation Manager.

10.31
Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the Letter Agreement, dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among TWCI and certain of its subsidiaries, ITOCHU Corporation (“ITOCHU”) and Toshiba Corporation (“Toshiba”) (“TWE Partnership Agreement, as amended”) (incorporated herein by reference to Exhibit (A) to TWCI’s Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and Exhibit 10(b) and 10(c) to TWCI’s July 1992 Form 8-K).
*

v

Exhibit Number	Description	Sequential Page Number

10.32
Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, TWCI, US West and certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended (incorporated herein by reference to Exhibit 3.2 to TWE’s 1993 Form 10-K ).
*

10.33	Option Agreement, dated as of September 15, 1993, between TWE and US West (incorporated herein by reference to Exhibit 10.9 to TWE’s 1993 Form 10-K).	*

10.34
Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership (“Advance/Newhouse”), and TWE-AN Partnership (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 (File No. 1-12878)).
*

10.35
Amended and Restated Partnership Agreement of TWE-A/N Partnership entered into as of February 1, 2001 by and between TWE, Advance/Newhouse and Paragon (incorporated herein by reference to Exhibit 10.46 to the Registrant’s 2000 Form 10-K) .
*

10.36
First Amendment to the Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of March 1, 2001 among TWE, Advance/Newhouse and Paragon (incorporated herein by reference to Exhibit 10.47 to the Registrant’s 2000 Form 10-K).
*

10.37
Letter Agreement dated April 1, 1995 among TWE, Advance/Newhouse, Advance Publications and Newhouse (incorporated herein by reference to Exhibit 10(c) to TWE’s Current Report on Form 8-K dated April 1, 1995 (File No. 1-12878)).
*

10.38
Amended and Restated Transaction Agreement, dated as of October 27, 1997 among Advance Publications, Advance/Newhouse, TWE, TW Holding Co. and TWE-AN Partnership (incorporated herein by reference to Exhibit 99(c) to Time Warner’s Current Report on Form 8-K dated October 27, 1997 (File No. 1-12259)).
*

10.39
Transaction Agreement No. 2 dated as of June 23, 1998 among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon Communications (“Paragon”) and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.38 to Time Warner’s 1998 Form 10-K (File No. 1-12259)).
*

10.40
Transaction Agreement No. 3 dated as of September 15, 1998 among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.39 to Time Warner’s 1998 Form 10-K).
*

10.41
Amended and Restated Transaction Agreement No. 4 dated as of February 1, 2001 among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.53 to the Registrant’s 2000 Form 10-K).
*

12.1	Ratio of Earnings to Fixed Charges of the Registrant and Certain Guarantor Subsidiaries.

12.2	Ratio of Earnings to Fixed Charges of TWE.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors (with respect to Time Warner Telecom Inc.) (to be filed by amendment).

Exhibit Number	Description	Sequential Page Number

99.1	The 2001 financial statements and financial statement schedule of Time Warner Telecom Inc. and the report of independent accountants thereon (to be filed by amendment).

99.2	Annual Report on Form 11-K of the AOL Time Warner Savings Plan for the year Ended December 31, 2001 (to be filed by amendment).

99.3	Annual Report on Form 11-K of the AOL Time Warner Thrift Plan for the year ended December 31, 2001 (to be filed by amendment).

99.4	Annual Report on Form 11-K of the TWC Savings Plan for the year ended December 31, 2001 (to be filed by amendment).

*	Incorporated by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.