Form 10-K/A
period 2001-12-31
AOL TIME WARNER INC
filed 2002-03-26
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------


                                   FORM 10-K/A

                                 Amendment No. 1

                                       to

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001.

                         Commission file number 1-15062

                                ----------------

                              AOL TIME WARNER INC.
             (Exact name of registrant as specified in its charter)

                                ----------------




               Delaware                                   13-4099534
    (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

   75 Rockefeller Plaza, New York, NY                        10019
 (Address of principal executive offices)                  (Zip Code)


                                ----------------


       Registrant's telephone number, including area code: (212) 484-8000

          The  undersigned   registrant   hereby  amends  the  following  items,
     financial statements, exhibits or other portions of its 2001 Annual Report on Form 10-K as set forth herein:

          Item 14. Exhibits, Financial Statement Schedules and Exhibit Index.

          Item 14(a)(1)-(2) is amended to replace subparagraph (ii) thereof to read in its entirety as follows:

          "(ii) The financial statements and financial statement schedule of Time Warner Telecom Inc. ("Telecom") and the report of independent accountants thereon included in the Telecom Annual Report on Form 10-K for the year ended December 31, 2001 at pages F-1 through F-25 thereof are incorporated herein by reference and filed as an exhibit hereto."

          The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibits, filed herewith and/or incorporated by reference:

         23.2 Consent of Ernst & Young LLP, Independent Auditors (with respect to Time Warner Telecom Inc.).

         99.1 Financial statements and financial statement schedule of Time Warner Telecom Inc. for the fiscal year ended December 31, 2001 and the report of the independent auditors thereon (which are incorporated herein by reference to pages F-1 through F-25 of the Annual Report on Form 10-K for the year ended December 31, 2001 of Time Warner Telecom Inc. (File No. 0-30218)).

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AOL TIME WARNER INC.
                                                    (Registrant)


Date: March 26, 2002                           By: /s/ Wayne H. Pace
                                                   --------------------
                                                   Wayne H. Pace
                                                   Executive Vice President
                                                   and Chief Financial Officer

                                  Exhibit Index
                                  -------------
Exhibit                                                             Sequential
Number                             Description                     Page Number
------                             -----------                     -----------

23.2     Consent of Ernst & Young LLP,  Independent Auditors
         (with respect to Time Warner Telecom Inc.).

99.1     Financial statements and financial statement schedule          *
         of Time Warner Telecom Inc. for the fiscal year ended
         December 31, 2001 and the report of the independent auditors thereon (which are incorporated herein by reference to pages
         F-1 through F-25 of the Annual Report on Form 10-K for the year ended December 31, 2001 of Time Warner Telecom Inc. (File No.0-30218)).