Form 10-Q
period 2002-03-31
AOL TIME WARNER INC
filed 2002-05-06
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2002 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from                      to                     .

Commission file number 1-15062

AOL TIME WARNER INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4099534 (I.R.S. Employer Identification Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of April 30, 2002
Common Stock—$.01 par value	4,281,522,278
Series LMCN-V Common Stock—$.01 par value	171,185,826

AOL TIME WARNER INC. AND
TIME WARNER ENTERTAINMENT COMPANY, L.P.

INDEX TO FORM 10-Q

	Page
	AOL Time Warner	TWE

PART I. FINANCIAL INFORMATION
Management's discussion and analysis of results of operations and financial condition	1	45
Consolidated balance sheet at March 31, 2002 and December 31, 2001	17	55
Consolidated statement of operations for the three months ended March 31, 2002 and 2001	18	56
Consolidated statement of cash flows for the three months ended March 31, 2002 and 2001	19	57
Consolidated statement of shareholders' equity and partnership capital	20	58
Notes to consolidated financial statements	21	59
Supplementary information	39

PART II. OTHER INFORMATION	69

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

             Management's discussion and analysis of results of operations and financial condition (''MD&A'') is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of AOL Time Warner Inc.'s (''AOL Time Warner'' or the ''Company'') financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

  Overview. This section provides a general description of AOL Time Warner's businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

   Results of operations. This section provides an analysis of the Company's results of operations for the first quarter of 2002 relative to that of 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

   Financial condition and liquidity. This section provides an analysis of the Company's financial condition and cash flows as of and for the three months ended March 31, 2002.

   Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by the Company throughout MD&A and in the consolidated financial statements are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

             AOL Time Warner is the world's first Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. (''America Online'') and Time Warner Inc. (''Time Warner''), which was consummated on January 11, 2001 (the ''Merger''). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

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

             The Company has undertaken a number of business initiatives to advance cross-divisional activities, including shared infrastructures and cross-promotions of the Company's various product and services, as well as cross-divisional and cross-platform advertising and marketing opportunities for significant advertisers. The Company's integrated Global Marketing Solutions Group develops individualized advertising programs through which major brands can reach customers over a combination of the Company's print, television and Internet media.

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Use of EBITDA

             AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (''EBITDA''). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other measures, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Recent Developments

Investment in Time Warner Entertainment Company, L.P.

             A majority of AOL Time Warner's interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (''TWE''). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (''Series A Capital'') and residual equity capital (''Residual Capital''), and 100% of the junior priority capital (''Series B Capital''). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (''AT&T''). Due to the Company's 100% ownership of the Series B Capital, AOL Time Warner's economic interest in TWE exceeds 74.49%.

             In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T initiated a process by which an independent investment banking firm has determined the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice of the exercise of the option on a cashless basis effective May 31, 2002. The exercise of this option will increase AT&T's interest by approximately 2.1% to approximately 27.6% of the Series A Capital and Residual Capital of TWE.

             AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T 's interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T's partnership interests for public sale. The parties are in discussions regarding this registration rights

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

process and alternatives thereto. The Company cannot at this time predict the outcome or effect, if any, of these discussions.

Investment in the TWE-Advance/Newhouse Partnership

             The TWE-Advance/Newhouse Partnership (''TWE-A/N'') is owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (''Advance/Newhouse'') and 1.9% indirectly by AOL Time Warner. The financial position and operating results of TWE-A/N have been consolidated by AOL Time Warner and the partnership interest owned by Advance/Newhouse is reflected in AOL Time Warner's consolidated financial statements as minority interest. In accordance with the partnership agreement, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's assets and liabilities. On or after March 31, 2002, either TWE or Advance/Newhouse can state its intention to cause a restructuring. If the parties are unable to agree on a restructuring or other acceptable alternative within 60 days of the date of delivery of a restructuring notice, then TWE-A/N will be restructured by the withdrawal of Advance/Newhouse from TWE-A/N, with Advance/Newhouse receiving one-third of the assets and liabilities of TWE-A/N. AOL Time Warner and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N. While the Company is unable to predict the outcome of these discussions at this time, one possible outcome is the withdrawal of Advance/Newhouse from TWE-A/N. In addition, Advance/Newhouse can require TWE to purchase its equity interest for fair value at specified intervals following the death of its two principle shareholders.

             As of March 31, 2002, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. Additionally, TWE-A/N had approximately $9 billion in total assets and approximately $1.6 billion of net debt. For the three months ended March 31, 2002, TWE-A/N contributed revenues, EBITDA and operating income of $1.0 billion, $449 million and $278 million, respectively, to the results of AOL Time Warner and TWE compared to $849 million, $388 million and $222 million, respectively, for the three months ended March 31, 2001. TWE-A/N's operating income in the first quarter of 2001 includes approximately $30 million of amortization that did not continue in 2002 as a result of applying a new accounting standard for goodwill and other intangible assets. If Advance/Newhouse withdraws from the partnership and receives one-third of the partnership's assets and liabilities, the impact on AOL Time Warner's Cable segment would be a corresponding reduction in assets, liabilities and results of operations. However, the ultimate impact would depend upon the specific assets and liabilities withdrawn from the partnership, including the mix of consolidated and unconsolidated cable television systems. The impact on AOL Time Warner's consolidated net income would be substantially mitigated, if not entirely offset, because the earnings of TWE-A/N attributable to Advance/Newhouse's current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations.

Investment in Road Runner

             As of March 31, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 66% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner's interest in Road Runner continues to be accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N. As previously discussed, AOL Time Warner and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N. The Company is also having discussions with Advance/Newhouse regarding their interest in Road Runner, which is held through TWE-A/N. While the Company is unable to predict the outcome of these discussions at this time, one possible outcome is that AOL Time Warner may acquire Advance/Newhouse's interest in Road Runner, either as a part of any restructuring of TWE-A/N that may occur or in a separate transaction. The acquisition of Advance/Newhouse's

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

interest in Road Runner would result in the assets, liabilities and results of operations of Road Runner being consolidated and presented with the results of operations of AOL Time Warner's Cable segment. As of March 31, 2002, Road Runner had total assets of approximately $180 million, with no debt. For the three months ended March 31, 2002, Road Runner had revenues, an EBITDA loss and operating loss of approximately $69 million, $28 million and $40 million, respectively, compared to $53 million, $49 million and $68 million, respectively, for the three months ended March 31, 2001.

RESULTS OF OPERATIONS
Transactions Affecting Comparability of Results of Operations

Pro Forma Items

             AOL Time Warner's results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based on pro forma financial information for 2001 that has been adjusted for the items discussed in the following paragraphs.

  New Accounting Standard for Goodwill and Other Intangible Assets. During 2001, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards No. 142 ''Goodwill and Other Intangible Assets'' (''FAS 142''), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3). FAS 142 does not require retroactive restatement for all periods presented, however, the pro forma information for 2001 assumes that FAS 142 was in effect beginning January 1, 2001.

  Consolidation of AOL Europe, S.A. (''AOL Europe''). On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann AG's (''Bertelsmann'') 49.5% interest in AOL Europe for $5.3 billion in cash and has committed to acquire the remaining 20% of Bertelsmann's interest for $1.45 billion in cash in July 2002 (Note 5). As a result of the purchase of Bertelsmann's interest in AOL Europe, AOL Time Warner has a majority interest and began consolidating AOL Europe, retroactive to the beginning of 2002. The pro forma information for 2001 assumes the remaining interest in AOL Europe was acquired on January 1, 2001.

  Consolidation of IPC Group Limited (''IPC''). In October 2001, AOL Time Warner's Publishing segment acquired IPC, the parent company of IPC Media, from Cinven, one of Europe's leading private equity firms, for approximately $1.6 billion, including transaction costs. The pro forma information for 2001 assumes that IPC was acquired on January 1, 2001.

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

New Accounting Standards

             In addition to the pro forma adjustments previously discussed, in the first quarter of 2002 the Company adopted new accounting guidance in several areas that require retroactive restatement of all periods presented to reflect the new accounting provisions; therefore, these adjustments impact both pro forma and historical results. These adjustments are discussed below.

Reimbursement of ''Out-of-Pocket'' Expenses

             In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (''EITF'') Topic No. D-103, ''Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred'' (''Topic D-103''). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for AOL Time Warner in the first quarter of 2002. This change in revenue classification impacts AOL Time Warner's Cable and Music segments, resulting in an increase in both revenues and costs of approximately $99 million on both a pro forma and historical basis in the first quarter of 2001.

Emerging Issues Task Force Issue No. 01-09

             In April 2001, the FASB's EITF reached a final consensus on EITF Issue No. 00-25, ''Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products,'' which was later codified along with other similar issues, into EITF 01-09, ''Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products'' (''EITF 01-09''). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts AOL Time Warner's AOL, Music and Publishing segments. As a result of applying the provisions of EITF 01-09, the Company's revenues and costs each were reduced by an equal amount of approximately $62 million on both a pro forma and historical basis in the first quarter of 2001.

Other Significant Transactions and Nonrecurring Items

             As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of AOL Time Warner's operating results has been affected by certain significant transactions and nonrecurring items in each period.

             As previously discussed, the Company adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its impairment review and has recorded a $54 billion noncash pretax charge for the impairment of goodwill, substantially all of which was generated in the Merger. The charge reflects overall market declines since the Merger was announced in January 2000, is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 3). In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

            In addition to the $54 billion impairment charge to reflect the cumulative effect of an accounting change, AOL Time Warner's operating results for the three months ended March 31, 2002 included (i) merger and restructuring costs of approximately $107 million (Note 2) and (ii) a noncash pretax charge of approximately $581 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including $571 million related to the write-down of AOL Time Warner's investment in Time Warner Telecom Inc. (''Time Warner Telecom''), a 44%-owned equity investee (Note  4).

             For the three months ended March 31, 2001, AOL Time Warner's operating results included (i) merger-related costs of approximately $71 million (Note 2) and (ii) a noncash pretax charge of approximately $620 million in 2001 to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (Note 4).

             Revenue and EBITDA by business segment are as follows (in millions):
	Three Months Ended March 31
	Revenues			EBITDA
	2002 Historical	2001(a)(b) Pro Forma	2001(b) Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

AOL	$2,297	$2,302	$2,108	$433	$507	$684
Cable	2,012	1,693	1,693	841	768	768
Filmed Entertainment	2,136	2,212	2,212	181	113	113
Networks	1,786	1,699	1,699	431	449	449
Music	947	904	904	96	94	94
Publishing	1,081	1,051	929	145	127	113
Corporate	—	—	—	(79)	(74)	(74)
Merger and restructuring costs	—	—	—	(107)	(71)	(71)
Intersegment elimination	(495)	(428)	(428)	2	(1)	(1)

Total revenues and EBITDA	$9,764	$9,433	$9,117	$1,943	$1,912	$2,075
Depreciation and amortization	—	—	—	(734)	(621)	(2,222)

Total revenues and operating income (loss)	$9,764	$9,433	$9,117	$1,209	$1,291	($147)

(a)	In order to enhance comparability, pro forma financial information for 2001 assumes that the acquisitions of IPC and the remaining interests in AOL Europe and the adoption of FAS 142 had occurred at the beginning of 2001.
(b)	Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $37 million for the first quarter of 2001.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Consolidated Results

             AOL Time Warner had revenues of $9.764 billion, loss before the cumulative effect of an accounting change of $1 million and a net loss of $54.240 billion in 2002, compared to revenues of $9.433 billion and a net loss of $21 million on a pro forma basis in 2001 (revenues of $9.117 billion and net loss of $1.369 billion on a historical basis). AOL Time Warner had basic and diluted income before the cumulative effect of an accounting change per common share of breakeven in 2002 and a basic and diluted net loss of $12.25 after considering the cumulative effect of the accounting change, compared to basic and diluted net income per common share of breakeven on a pro forma basis in 2001 (basic and diluted net loss per common share of $0.31 on a historical basis).

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

             As previously described, the comparability of AOL Time Warner's operating results for 2002 and 2001 have been affected by the recognition of certain significant and nonrecurring items. Excluding the cumulative effect of an accounting change, these items totaled $688 million of pretax losses in 2002 compared to $691 million of pretax losses on a pro forma and historical basis in 2001. In addition, net income in 2002 was reduced by a charge of approximately $54.239 billion relating to the cumulative effect of an accounting change, discussed further in Notes 1 and 3. If these items were excluded from earnings, the aggregate net effect would be to increase basic and diluted net income per common share by $12.34 to $0.09 in 2002. If the significant and nonrecurring items were excluded from the 2001 pro forma results, this would increase basic and diluted net income per common share by $0.09 from breakeven to basic and diluted net income per common share of $0.09. On a historical basis, excluding these items would decrease basic and diluted net loss per common share by $0.09 to $0.22 on a historical basis in 2001.

             Revenues. AOL Time Warner's revenues increased to $9.764 billion in 2002, compared to $9.433 billion on a pro forma basis in 2001 ($9.117 billion on a historical basis). While revenues were slightly higher, the revenue mix changed. Specifically, Subscription revenues increased 14% to $4.740 billion, offset by a decrease in Advertising and Commerce revenues of 13% to $1.825 billion. Content and Other revenues were relatively flat at $3.199 billion.

             As discussed more fully below, the increase in Subscription revenues was principally due to an increase in the number of subscribers and in subscription rates at the AOL, Cable and Networks segments. The decline in Advertising and Commerce revenues was principally due to lower advertising revenues related to the continued weakness in the overall advertising market in general and the online advertising market in particular. The weakness in the online advertising market is expected to continue through at least the second quarter. The decline in advertising revenue was offset in part by slightly higher commerce revenues, which reflected improvements at the AOL and Publishing segments. Content and Other revenues were relatively flat as increases at the Music and Publishing segments were offset by lower results at the AOL segment, primarily related to the termination of the iPlanet alliance with Sun Microsystems, Inc. (''Sun Microsystems''), and the Filmed Entertainment segment, primarily due to lower television revenue at the filmed entertainment business of Turner Broadcasting System, Inc. (''TBS'').

             Depreciation and Amortization. Depreciation and amortization increased to $734 million in 2002 from $621 million on a pro forma basis in 2001 ($2.222 billion on a historical basis). This increase was primarily due to increases in depreciation, reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life.

             Interest Expense, Net. Interest expense, net, decreased to $379 million in 2002, from $435 million on a pro forma basis in 2001 ($319 million on a historical basis), due principally to lower market interest rates in 2002. Included in interest expense, net, was interest income of $39 million in 2002 and $69 million on both a pro forma and historical basis in 2001.

             Other Expense, Net. Other expense, net, decreased to $698 million in 2002 from $728 million on a pro forma basis in 2001 ($872 million on a historical basis). Other expense, net, in each period included pretax noncash charges to reduce the carrying value of certain investments that experienced an other than temporary decline in value. In 2002, this charge was approximately $581 million, primarily related to AOL Time Warner's investment in Time Warner Telecom. In 2001, on a pro forma and historical basis, AOL Time Warner recorded a charge of approximately $620 million. Excluding these charges, other expense, net, increased in 2002 due to higher losses on certain investments accounted for using the equity method of accounting at the AOL and Cable segments and the absence in 2002 of pretax gains on the exchange of various unconsolidated cable television systems on a pro forma and historical basis in 2001 at TWE-A/N (attributable to the minority owners of TWE-A/N).

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

             Minority Interest Expense. Minority interest expense increased to $126 million in 2002, compared to $121 million on a pro forma basis in 2001 ($104 million on a historical basis). Minority interest expense increased slightly as accretion on preferred securities of AOL Europe and the allocation of higher income at TWE-A/N and TWE to the minority owners of TWE-A/N and TWE were partially offset by the absence in 2002 of an allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE-A/N attributable to the minority owners of TWE-A/N.

             Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by certain financial statement expenses that are not deductible for income tax purposes, foreign income taxed at different rates and foreign losses with no U.S. tax benefit. AOL Time Warner had income tax expense of $7 million in 2002, compared to $28 million on a pro forma basis in 2001 (income tax benefit of $73 million on a historical basis). Income taxes in 2002, for financial reporting purposes, benefited from the tax effect of the approximate $581 million noncash charge to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including $571 million related to AOL Time Warner's investment in Time Warner Telecom and $107 million of merger and restructuring costs. Income taxes in 2001, for financial reporting purposes, benefited from the tax effect of the approximate $620 million noncash charge to reduce the carrying value of certain investments and $71 million of merger-related costs. Excluding the tax effect of these items, the effective tax rate was comparable in each period. As of March 31, 2002, the Company had net operating loss carryforwards of approximately $12 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income and are, therefore, expected to reduce Federal taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021.

             Net Income (Loss) Applicable to Common Shares and Income (Loss) Per Common Share Before the Cumulative Effect of an Accounting Change. AOL Time Warner's loss before the cumulative effect of an accounting change decreased by $20 million to $1 million in 2002, compared to $21 million on a pro forma basis in 2001 (net loss of $1.369 billion on a historical basis). However, excluding the after-tax effect of the significant and nonrecurring items referred to earlier, normalized net income increased by $18 million to $412 million in 2002 from $394 million on a pro forma basis in 2001. Similarly, excluding the effect of significant and nonrecurring items, normalized basic and diluted net income per common share was flat at $0.09 in both 2002 and 2001. The increase in earnings principally resulted from an overall increase in AOL Time Warner's EBITDA and lower interest expense, net, offset in part by higher depreciation expense and higher losses on investments accounted for using the equity method of accounting.

Business Segment Results

             AOL. Revenues were relatively flat at $2.297 billion in 2002, compared to $2.302 billion on a pro forma basis in 2001 ($2.108 billion on a historical basis). EBITDA decreased 15% to $433 million in 2002, compared to $507 million on a pro forma basis in 2001 ($684 million on a historical basis). Although total revenues were relatively flat, the mix in revenues changed. Specifically, revenues benefited from a 19% increase in Subscription revenues (from $1.441 billion to $1.717 billion), which was offset by a 31% decrease in Advertising and Commerce revenues (from $721 million to $501 million) and a 44% decrease in Content and Other revenues (from $140 million to $79 million).

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

             The growth in Subscription revenues was principally due to an increase in domestic and AOL Europe subscribers and a domestic price increase that became effective subsequent to the first quarter of 2001. The positive impact of the price increase was tempered by an increase in certain marketing programs designed to introduce the AOL service to new members, including certain bundling programs with computer manufacturers that generate lower subscription revenues during introductory periods and the sale of bulk subscriptions at a discounted rate to AOL's selected strategic partners for distribution to their employees. The decline in advertising and commerce revenues resulted from the weakness in the advertising market overall, and the online advertising marketplace in particular. This downturn is expected to continue at least through the second quarter. The drop in advertising revenues was in contrast to the growth in general advertising revenues experienced in the first quarter of 2001. Also contributing to the decline in advertising revenue is a reduction in advertising recognized pursuant to contractual commitments entered into in prior periods. This decline was offset in part by an increase in intercompany sales of advertising to other business segments of AOL Time Warner ($54 million in 2002 versus $21 million in 2001). The overall decline in advertising revenues was offset in part by increased commerce revenues from the expansion of AOL's merchandise business. The decrease in Content and Other revenues is primarily due to termination of AOL's iPlanet alliance with Sun Microsystems in the third quarter of 2001, which contributed approximately $88 million of revenue and approximately $62 million of EBITDA during the first quarter of 2001.

             The decline in EBITDA is primarily due to the advertising revenue shortfall and the absence of revenues from the iPlanet alliance, offset in part by a reduction in operating losses at AOL Europe, the continued decline in network costs on a per hour basis and cost management initiatives entered into during 2001. The increase in advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner did not significantly impact EBITDA as it was more than offset by costs associated with increased intercompany advertising purchased on properties of other AOL Time Warner business segments.

             Cable. Revenues increased 19% to $2.012 billion in 2002, compared to $1.693 billion on both a pro forma and historical basis in 2001. EBITDA increased 10% to $841 million in 2002 from $768 million on both a pro forma and historical basis in 2001. Revenues increased due to a 16% increase in Subscription revenues (from $1.576 billion to $1.825 billion) and a 60% increase in Advertising and Commerce revenues (from $117 million to $187 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, an increase in basic cable subscribers. Similarly, digital cable subscribers increased by 68% to 3.6 million and high-speed data subscribers increased by 86% to 2.2 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches ($50 million in 2002 versus $20 million in 2001), the intercompany sale of advertising to other business segments of AOL Time Warner ($32 million in 2002 versus $3 million in 2001) and a 12% increase in general third-party advertising sales.

             EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs. The increase in programming costs of approximately 28% relate to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of generally higher sales, marketing and technical activity levels associated with new service introductions and development spending in the Interactive Personal Video division.

             Filmed Entertainment. Revenues declined 3% to $2.136 billion in 2002, compared to $2.212 billion on

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

both a pro forma and historical basis in 2001. EBITDA increased 60% to $181 million in 2002, compared to $113 million on both a pro forma and historical basis in 2001. Revenues and EBITDA increased at Warner Bros. while revenues decreased and EBITDA increased at the filmed entertainment businesses of TBS (the ''Turner filmed entertainment businesses''). The Turner filmed entertainment businesses include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

             For Warner Bros., the revenue increase was primarily related to the international theatrical success of Harry Potter and the Sorcerer's Stone and Ocean's Eleven and higher worldwide consumer products licensing results, offset in part by reduced commerce revenues related to the closure of its Studio Stores, lower worldwide home video activity and reduced television license fees caused by the timing of product availability. For the Turner filmed entertainment businesses, revenues decreased primarily due to lower television revenues related to the absence in 2002 of significant syndication revenues to broadcast Seinfeld and lower pay-television and basic cable television revenues due to the timing of TV availabilities for film product. This was offset in part by New Line Cinema's continued theatrical success of The Lord of the Rings: The Fellowship of the Ring, as well as the theatrical successes of John Q and Blade II, which were released in 2002. For Warner Bros., EBITDA increased principally due to improvements related to the mix in theatrical product, primarily related to the profitability of Harry Potter and the Sorcerer's Stone. For the Turner filmed entertainment businesses, EBITDA increased principally due to the profitability of The Lord of the Rings: The Fellowship of the Ring.

             Networks. Revenues increased 5% to $1.786 billion in 2002, compared to $1.699 billion on both a pro forma and historical basis in 2001. EBITDA declined 4% to $431 million in 2002 from $449 million on both a pro forma and historical basis in 2001. Revenues grew primarily due to an increase in Subscription revenues with growth at both the cable networks of TBS (the ''Turner cable networks'') and HBO and an increase in Content and Other revenues at HBO, offset in part by a decrease in Advertising and Commerce revenues at the Turner cable networks and The WB Network.

             For the Turner cable networks, Subscription revenues benefited from higher rates and an increase in the number of subscribers. Advertising and Commerce revenues declined due to the continued overall weakness in the advertising market and a decline in intercompany sales of advertising to other business segments of AOL Time Warner ($26 million in 2002 versus $32 million in 2001). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO's original programming. For The WB Network, the decrease in Advertising and Commerce revenues was driven by lower prime time ratings, partially offset by higher rates.

             EBITDA decreased due to lower results at the Turner cable networks and The WB Network, offset in part by improved results at HBO. For the Turner cable networks, the decrease in EBITDA was principally due to the Advertising and Commerce revenue declines and higher programming, marketing and newsgathering costs, partially offset by the increased Subscription revenues and cost savings. For The WB Network, the EBITDA decline was principally due to lower Advertising and Commerce revenues and higher program license fees, offset in part by a decrease in marketing costs. For HBO, the increase in EBITDA was principally due to the increase in revenues.

             Music. Revenues increased 5% to $947 million in 2002, compared to $904 million on both a pro forma and historical basis in 2001. EBITDA increased 2% to $96 million in 2002 from $94 million on both a pro forma and historical basis in 2001. Revenues increased primarily due to higher worldwide sales as well as the impact of the acquisition of Word Entertainment in January 2002, offset in part by the negative effect of changes in foreign currency exchange rates on international revenues. The increase in EBITDA is due primarily to the revenue

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

increase. As of March 31, 2002, the Music segment had increased its domestic album market share to 18.0%, compared to 15.7% at March 31, 2001.

             Publishing. Revenues increased 3% to $1.081 billion in 2002, compared to $1.051 billion on a pro forma basis in 2001 ($929 million on a historical basis). EBITDA increased 14% to $145 million in 2002 from $127 million on a pro forma basis in 2001 ($113 million on a historical basis). The increase in revenues is due to a 3% increase in Advertising and Commerce revenues and an increase in Content and Other revenues, offset in part by an 8% decline in Subscription revenues. The growth in Advertising and Commerce revenues was primarily due to commerce revenues recognized by Synapse Group Inc. (''Synapse''), which was acquired in December 2001. This was offset in part by lower commerce revenues from Time Life's direct marketing business and lower advertising revenue from the continued overall weakness in the advertising market. The increase in Content and Other revenues is due primarily to increased sales at the AOL Time Warner Book Group due to the carryover successes of 2001 bestsellers. The decline in Subscription revenues is primarily due to the timing of weekly magazine publications resulting in fewer issues in the first quarter of 2002 than in the comparable period in 2001. The growth in EBITDA is due primarily to the increase in commerce and content revenue and also to cost savings in connection with the integration of IPC.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2002

Current Financial Condition

             At March 31, 2002, AOL Time Warner had $28.5 billion of debt, $857 million of cash and equivalents (net debt of $27.6 billion, defined as total debt less cash and cash equivalents) and $98 billion of shareholders' equity, compared to $22.8 billion of debt, $719 million of cash and equivalents (net debt of $22.1 billion) and $152.1 billion of shareholders' equity at December 31, 2001. In addition, the Company also had approximately $769 million of redeemable preferred securities outstanding, which was previously issued by AOL Europe, and was classified as Minority Interest in the accompanying consolidated balance sheet.

              At March 31, 2002, the Company had approximately $4.5 billion of committed, available funding. In early April 2002, the Company issued $6.0 billion principal amount of debt in a public offering under AOL Time Warner's $10 billion shelf registration statement discussed below. These proceeds were primarily used to repay borrowings under bank credit agreements and commercial paper programs. Taking these repayments into account, the Company has approximately $10 billion of committed, available funding as of April 24, 2002.

             As discussed in more detail below, management believes that AOL Time Warner's operating cash flow, cash and equivalents, borrowing capacity under committed bank credit agreements and commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

             During the first three months of 2002, AOL Time Warner's cash provided by operations amounted to $1.787 billion and reflected $1.943 billion of EBITDA, less $368 million of net interest payments, $59 million of net income taxes paid and $195 million of payments to settle merger and restructuring liabilities. Cash flow from operations also reflects a reduction in other working capital requirements of $466 million.

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

             Cash provided by operations of $804 million on a pro forma basis for the first three months of 2001 reflected $1.912 billion of pro forma EBITDA, less $506 million of pro forma net interest payments, $122 million of pro forma net income taxes paid and $602 million of payments to settle restructuring and merger-related liabilities. Cash flow from operations also reflects a reduction in other working capital requirements of $122 million.

             The growth in cash flow from operations is being driven primarily by the increase in EBITDA, lower income taxes and interest paid, a decrease in payments to settle restructuring and merger-related liabilities as well as improvements in working capital. On a historical basis in the first quarter of 2001, there was $976 million of cash provided by operations.

Investing Activities

             Cash used by investing activities was $6.368 billion the first three months of 2002, compared to cash provided by investing activities of $419 million on a pro forma basis in 2001. The cash used by investing activities in 2002 reflects approximately $5.728 billion of cash used for acquisitions and investments, including $5.3 billion which related to the acquisition of 80% of Bertelsmann's interest in AOL Europe. In addition, cash used by investing activities in 2002 included $663 million of capital expenditures and product development costs.

             The cash provided by investing activities of $419 million on a pro forma basis for the first three months of 2001 reflects $1.007 billion of cash used for acquisitions and investments and $913 million of capital expenditures and product development costs, offset in part by $690 million of cash acquired in the Merger and $1.649 billion of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2001 was due primarily to the sale of short-term investments previously held by America Online, which were acquired in 2000. On a historical basis in the first quarter of 2001, there was $460 million of cash provided by investing activities.

             The reduction in cash from investing activities is primarily due to the increased cash used for acquisitions and investments, principally the acquisition of 80% of Bertelsmann's interest in AOL Europe. Also contributing to the decrease is the absence in 2002 of proceeds from the sale of short-term investments that occurred in the first quarter of 2001.

Financing Activities

             Cash provided by financing activities was $4.719 billion for the first three months of 2002. This compares to cash used by financing activities of $2.696 billion on a pro forma basis in 2001. The source of cash in 2002 principally resulted from approximately $4.969 billion of net incremental borrowings, primarily used to acquire 80% of Bertelsmann's interest in AOL Europe, and $147 million of proceeds received principally from the exercise of employee stock options, offset in part by the redemption of redeemable preferred securities at AOL Europe for $255 million, the repurchase of AOL Time Warner common stock for total cash of $102 million, $17 million of dividends and partnership distributions and $7 million of principal payments on capital leases.

             Cash used by financing activities of $2.696 billion on a pro forma basis for the first three months of 2001 primarily resulted from $1.765 billion of net payments on borrowings, the repurchase of AOL Time Warner common stock for an aggregate cost of $615 million, the redemption of mandatorily redeemable preferred securities of a subsidiary for $575 million and $21 million of dividends and partnership distributions, offset in part by $277 million of proceeds received principally from the exercise of employee stock options. On a historical basis in the first quarter of 2001, there was $2.778 billion of cash used by financing activities. The increase in cash from financing activities is principally due to net incremental borrowings used to finance the acquisition of Bertelsmann's interest in AOL

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Europe.

Free Cash Flow

             AOL Time Warner evaluates operating performance based on several measures including free cash flow, which is defined as cash provided by operations less capital expenditures and product development costs, dividend payments and partnership distributions, and principal payments on capital leases. The comparability of AOL Time Warner's free cash flow has been affected by certain significant unusual and nonrecurring items in each period. Specifically, AOL Time Warner's free cash flow has been impacted by the cash impact of the significant and nonrecurring items previously discussed. In addition, free cash flow has been impacted by payments made in settling other merger and restructuring liabilities. For the first three months of 2002, these items aggregated approximately $195 million of cash payments. On both a pro forma and historical basis for 2001 these items aggregated approximately $602 million. Excluding the effect of these nonrecurring items, free cash flow increased to $1.295 billion in 2002 from $472 million on a pro forma basis in 2001 ($651 million on a historical basis), primarily due to the increase in EBITDA, improved cash flows from our filmed entertainment businesses, reduced interest and taxes paid, lower capital expenditures and product development costs and improvements in working capital. Part of the quarter's growth in free cash flow was related to the timing of various cash payments and receipts which is expected to have an offsetting impact on free cash flow generation in future quarters. On an as reported basis, free cash flow in 2002 was $1.100 billion, compared to a deficit of $130 million on a pro forma basis in 2001 (free cash flow of $49 million on a historical basis).

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

Common Stock Repurchase Program

             In January 2001, AOL Time Warner's Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. During the first three months of 2002, the Company repurchased approximately 4 million shares at an aggregate cost of $102 million. These repurchases increased the cumulative shares purchased under this common stock repurchase program to approximately 79.4 million shares at an aggregate cost of $3.148 billion. In an effort to maintain financial flexibility, the pace of share repurchases under this program has slowed in 2002.

$10 Billion Shelf Registration Statement

             In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allowed AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. On April 8, 2002, AOL Time Warner issued the remaining $6 billion principal amount of debt securities under this

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

shelf registration statement at various fixed interest rates and maturities of 3, 5, 10 and 30 years. The net proceeds to the Company were approximately $3.964 billion under the first issuance and approximately $5.930 billion under the second issuance, both of which were used for general corporate purposes, including, but not limited to, the repayment of outstanding commercial paper and bank debt. The securities under both issuances are guaranteed on an unsecured basis by each of America Online and Time Warner. In addition, Time Warner Companies, Inc. and Turner Broadcasting System, Inc. have guaranteed, on an unsecured basis, Time Warner's guarantee of the securities. The Company plans to file a new shelf registration statement in the near future.

Capital Expenditures and Product Development Costs

             AOL Time Warner's overall capital expenditures and product development costs for the three months ended March 31, 2002 was $663 million, a decrease of $250 million over capital expenditures and product development costs on a pro forma basis for 2001 of $913 million ($906 million on a historical basis). AOL Time Warner's capital expenditures and product development costs and the related decrease in capital expenditures and product development costs is due principally to the Cable segment. Over the past three years, the Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital expenditures by the Cable segment amounted to $432 million for the three months ended March 31, 2002, compared to $577 million on a pro forma and historical basis for the three months ended March 31, 2001. As more systems are upgraded, the fixed portion of Cable's capital expenditures are replaced with spending that varies based on the number of new subscribers. Capital expenditures by the Cable segment is expected to continue to be funded by the Cable segment's operating cash flow.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

             The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as ''anticipates,'' ''estimates,'' ''expects,'' ''projects,'' ''intends,'' ''plans,'' ''believes'' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

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

AOL TIME WARNER INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

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

  For AOL Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as ''digital must-carry,'' open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; and greater than expected increases in programming or other costs.

  For AOL Time Warner's filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments which may facilitate piracy of the Company's copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

  For AOL Time Warner's network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder ''ad-stripping'' functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

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

  AOL TIME WARNER INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

  For AOL Time Warner's print media and publishing businesses, fluctuations in spending levels by advertisers and consumers; unanticipated increases in paper, postal and distribution costs (including costs resulting from financial pressure on the U.S. Postal Service); increased costs and business disruption resulting from instability in the newsstand distribution channel; the introduction and increased popularity of alternative technologies for the provision of news and information; and the ability to continue to develop new sources of circulation.

  The risks related to the continued successful operation of the businesses of AOL Time Warner on an integrated basis and the possibility that the Company will not be able to continue to realize the benefits of the combination of these businesses.

             In addition, the Company's overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the Company's plans, strategies and intentions.

AOL TIME WARNER INC.
CONSOLIDATED BALANCE SHEET

	March 31, 2002 Historical	December 31, 2001 Historical
	(Unaudited)
	(millions, except per share amounts)
ASSETS
Current assets
Cash and equivalents	$857	$719
Receivables, less allowances of $2.036 and $1.889 billion	4,904	6,054
Inventories	1,900	1,791
Prepaid expenses and other current assets	1,875	1,710

Total current assets	9,536	10,274

Noncurrent inventories and film costs	3,519	3,490
Investments, including available-for-sale securities	6,178	6,886
Property, plant and equipment	12,850	12,684
Intangible assets subject to amortization	7,419	7,289
Intangible assets not subject to amortization	37,728	37,708
Goodwill	80,178	127,424
Other assets	2,949	2,804

Total assets	$160,357	$208,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,105	$2,257
Participations payable	1,342	1,253
Royalties and programming costs payable	1,555	1,515
Deferred revenue	1,636	1,456
Debt due within one year	102	48
Other current liabilities	5,799	6,443

Total current liabilities	12,539	12,972
Long-term debt	28,380	22,792
Deferred income taxes	11,173	11,260
Deferred revenue	1,024	1,054
Other liabilities	4,867	4,819
Minority interests	4,407	3,591

Shareholders' equity
Series LMCN-V Common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
AOL Time Warner Common Stock, $0.01 par value, 4.276 and 4.258 billion shares outstanding	42	42
Paid-in capital	155,336	155,172
Accumulated other comprehensive income, net	21	49
Retained earnings	(57,434)	(3,194)

Total shareholders' equity	97,967	152,071

Total liabilities and shareholders' equity	$160,357	$208,559

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2002 Historical	2001(a) Pro Forma	2001 Historical
	(millions, except per share amounts)
Revenues:
Subscriptions	$4,740	$4,150	$3,889
Advertising and commerce	1,825	2,097	2,036
Content and other	3,199	3,186	3,192

Total revenues(b)	9,764	9,433	9,117

Costs of revenues(b)	(5,830)	(5,534)	(5,047)
Selling, general and administrative(b)	(2,452)	(2,371)	(2,371)
Amortization of goodwill and other intangible assets	(166)	(166)	(1,775)
Merger and restructuring costs	(107)	(71)	(71)

Operating income (loss)	1,209	1,291	(147)
Interest expense, net(b)	(379)	(435)	(319)
Other expense, net(b)	(698)	(728)	(872)
Minority interest expense	(126)	(121)	(104)

Income (loss) before income taxes and cumulative effect of accounting change	6	7	(1,442)
Income tax benefit (provision)	(7)	(28)	73

Loss before cumulative effect of accounting change	(1)	(21)	(1,369)
Cumulative effect of accounting change	(54,239)	—	—

Net loss applicable to common shares	$(54,240)	$(21)	$(1,369)

Basic and diluted income (loss) per common share before cumulative effect of accounting change	$—	$—	$(0.31)
Cumulative effect of accounting change	(12.25)	—	—

Basic and diluted net loss per common share	$(12.25)	$—	$(0.31)

Average basic and diluted common shares	4,429.3	4,412.7	4,412.7

(a)	In order to enhance comparability, pro forma financial statements for 2001 are presented supplementally as if IPC and the remaining interest in AOL Europe had been acquired and FAS 142 had been applied at the beginning of 2001 (Note 1).
(b)	Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$222	$237	$237
Cost of revenues	(82)	(103)	(103)
Selling, general and administrative	(5)	(13)	(13)
Interest expense, net	4	4	4
Other expense, net	(4)	(5)	(5)

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2002 Historical	2001(a) Pro Forma	2001 Historical
	(millions)

OPERATIONS
Net loss	$(54,240)	$(21)	$(1,369)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,239	—	—
Depreciation and amortization	734	621	2,222
Amortization of film costs	558	626	626
Loss on writedown of investments	590	620	620
Net gain on sale of investments	—	(3)	(3)
Equity in losses of investee companies after distributions	113	78	221
Changes in operating assets and liabilities, net of acquisitions	(207)	(1,117)	(1,341)

Cash provided by operations	1,787	804	976

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	690	690
Investments and acquisitions, net of cash acquired	(5,728)	(1,007)	(973)
Capital expenditures and product development costs	(663)	(913)	(906)
Investment proceeds	23	1,649	1,649

Cash provided (used) by investing activities	(6,368)	419	460

FINANCING ACTIVITIES
Borrowings	6,201	2,326	2,247
Debt repayments	(1,232)	(4,091)	(4,091)
Redemption of mandatorily redeemable preferred securities of subsidiary	(255)	(575)	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	147	277	277
Current period repurchases of common stock	(102)	(615)	(615)
Dividends paid and partnership distributions	(17)	(21)	(21)
Principal payments on capital leases	(7)	—	—
Other	(16)	3	—

Cash provided (used) by financing activities	4,719	(2,696)	(2,778)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	138	(1,473)	(1,342)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	719	2,801	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$857	$1,328	$1,268

(a)	In order to enhance comparability, pro forma financial statements for 2001 are presented supplementally as if IPC and the remaining interest in AOL Europe had been acquired and FAS 142 had been applied at the beginning of 2001 (Note 1).

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31,
(Unaudited)

	2002 Historical	2001 Historical
	(millions)

BALANCE AT BEGINNING OF PERIOD	$152,071	$6,778

Issuance of common stock in connection with America Online-Time Warner merger	—	146,430
Reversal of America Online's deferred tax valuation allowance	—	4,419

Balance at beginning of period, adjusted to give effect to the America Online- Time Warner merger	152,071	157,627
Net loss	(54,240)	(1,369)
Other comprehensive income (loss)(a)	(28)	50

Comprehensive loss	(54,268)	(1,319)

Repurchases of AOL Time Warner common stock	(102)	(615)
Other, principally shares issued pursuant to stock option and benefit plans, including $81 and $555 million of tax benefit	266	832

BALANCE AT END OF PERIOD	$97,967	$156,525

(a)	2002 includes a $4 million pretax reduction (income tax impact of $2 million) related to the write-down of certain investments, accounted for under FAS 115, from a decline in market value determined to be other-than-temporary.

See accompanying notes.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

          AOL Time Warner Inc. (''AOL Time Warner'' or the ''Company'') is the world's first Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. (''America Online'') and Time Warner Inc. (''Time Warner''), which was consummated on January 11, 2001 (the ''Merger''). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

          AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing. Financial information for AOL Time Warner's various business segments is presented in Note 10.

          Each of the business interests within AOL Time Warner—AOL, Cable, Filmed Entertainment, Networks, Music and Publishing—is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading worldwide Internet services, such as the AOL and Compuserve services, leading Web properties, such as Netscape, Moviefone and MapQuest, instant messaging services, such as ICQ and AOL Instant Messenger, and music properties, such as the AOL Music Channel, Winamp and SHOUTcast, (2) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (3) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (4) leading television networks, such as The WB Network, HBO, Cinemax, CNN, TNT, TBS Superstation and Cartoon Network, (5) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International and (6) magazine franchises, such as Time, People and Sports Illustrated.

Investment in Time Warner Entertainment Company, L.P.

          A majority of AOL Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. (''TWE''). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (''Series A Capital'') and residual equity capital (''Residual Capital''), and 100% of the junior priority capital (''Series B Capital''). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (''AT&T''). Due to the Company's 100% ownership of the Series B Capital, AOL Time Warner's economic interest in TWE exceeds 74.49%.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Basis of Presentation

Interim Financial Statements

             The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AOL Time Warner, included in its Annual Report on Form 10-K for the year ended December 31, 2001, as amended (the ''2001 Form 10-K'').

Revenue Classification Changes

Reimbursement of ''Out-of-Pocket'' Expenses

             In November 2001, the Financial Accounting Standards Board (''FASB'') Staff issued as interpretive guidance EITF Topic No. D-103, ''Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred'' (''Topic D-103''). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for AOL Time Warner in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts AOL Time Warner's Cable and Music segments, resulting in an increase in both revenues and costs of approximately $99 million on both a pro forma and historical basis in the first quarter of 2001.

Emerging Issues Task Force Issue No. 01-09

             In April 2001, the FASB's Emerging Issues Task Force (''EITF'') reached a final consensus on EITF Issue No. 00-25, ''Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products,'' which was later codified along with other similar issues, into EITF 01-09, ''Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products'' (''EITF 01-09''). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts AOL Time Warner's AOL, Music and Publishing segments and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, the Company's revenues and costs each were reduced by an equal amount of approximately $62 million on a pro forma and historical basis in the first quarter of 2001.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accounting for Business Combinations

             In July 2001, the FASB issued Statements of Financial Accounting Standards (''Statement'') No. 141, ''Business Combinations'' and No. 142, ''Goodwill and Other Intangible Assets'' (''FAS 142''). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for AOL Time Warner in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner recorded a one-time, noncash charge of approximately $54 billion to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting FAS 142, see Note 3.

Reclassifications

             Certain reclassifications have been made to the prior year's financial information to conform to the March 31, 2002 presentation.

2. MERGER AND RESTRUCTURING COSTS

Merger Costs

          In accordance with generally accepted accounting principles, AOL Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the Merger, or otherwise did not qualify as a liability or cost assumed in a purchase business combination, including AOL Time Warner's acquisition of Time Warner. Merger costs both capitalized and expensed are discussed in more detail in the following paragraphs.

Merger Costs Capitalized as a Cost of Acquisition

             In connection with the Merger, the Company has reviewed its operations and implemented several plans to restructure the operations of America Online and Time Warner (''restructuring plans''). As part of the restructuring plans, the Company accrued a restructuring liability of approximately $1.340 billion during 2001. The restructuring accruals relate to costs to exit and consolidate certain activities of Time Warner, as well as costs to terminate employees across various Time Warner business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

          Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

up to 24 months, cash payments are continuing after the employee was terminated. Termination payments of approximately $300 million were made in 2001 ($40 million of which was in the first quarter) and an additional $104 million was paid in the first quarter of 2002. In addition, there were noncash reductions in the restructuring accrual of approximately $16 million, as actual termination payments were less than amounts originally estimated. As of March 31, 2002, the remaining liability of approximately $460 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

          The restructuring accrual also includes approximately $460 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company plans to consolidate certain operations and has exited other under-performing operations, including the Studio Store operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $165 million in 2001 ($20 million of which was paid in the first quarter) and an additional $36 million was paid in the first quarter of 2002. As of March 31, 2002, the remaining liability of approximately $259 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

          Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner follows (in millions):

	Employee Termination	Other Exit Costs	Total

Initial Accruals	$880	$460	$1,340
Cash paid—2001	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	580	295	875
Cash paid—2002	(104)	(36)	(140)
Noncash reductions(a)—2002	(16)	—	(16)

Restructuring liability as of March 31, 2002	$460	$259	$719

(a)	Noncash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

             Merger Costs Expensed as Incurred

             During 2001, the restructuring plans included approximately $250 million of merger costs that were expensed as incurred and included in ''merger and restructuring costs'' in the accompanying consolidated statement of operations ($71 million of which was recognized in the first quarter). Of the $250 million, approximately $201 million related to employee termination benefits and other contractual terminations at the AOL segment, approximately $37 million related to the renegotiation of various contractual commitments in the Music segment and

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

approximately $12 million of other merger costs, primarily relating to costs incurred in connection with the termination of AOL Time Warner's merger discussions with AT&T regarding their broadband businesses. As of March 31, 2002, approximately $55.3 million of the $250 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

Restructuring Costs

             During the first quarter of 2002, the Company has incurred and accrued other restructuring costs of $107 million related to various contractual terminations and obligations, including certain contractual employee termination benefits. No amounts have been paid against these accruals as of March 31, 2002. As such, the entire amount is primarily classified as a current liability in the accompanying consolidated balance sheet. These costs are included in ''merger and restructuring costs'' in the accompanying consolidated statement of operations.

             Included in the 2002 restructuring charge is $64 million related to lease obligations of the AOL segment for network modems that will no longer be used as network providers upgrade their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services from third-parties. During the first quarter of 2002, a plan was established under which a network provider would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems will no longer be in use.

             In addition to the lease costs referred to above, there is one remaining network arrangement that continues to use AOL supplied modems, in which AOL has a remaining modem lease obligation of $70 million. AOL is currently in discussions with the network provider regarding the use of AOL supplied modems. If the network provider of this remaining network arrangement should similarly decide to replace the AOL modems, the Company could be required to recognize an additional restructuring charge in subsequent periods for the portion of the remaining lease obligation, less estimated recoveries, related to the period the AOL modems would not be in use.

3. GOODWILL AND INTANGIBLE ASSETS

             As discussed in Note 1, in January 2002, AOL Time Warner adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

             Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 10—Segment Information. This methodology differs from AOL Time Warner's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

             Upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner recorded a one-time, noncash charge of approximately $54 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology or recent comparable transactions.

             The FAS 142 goodwill impairment is associated solely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the decline in the Company's stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company's reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger has been reallocated to the AOL segment.

          A summary of changes in the Company's goodwill during the quarter, and total assets at March 31, 2002, by business segment is as follows (in millions):
	Goodwill				Total Assets
	January 1, 2002(1)	Acquisitions & Adjustments(2)	Impairments(3)	March 31, 2002	March 31, 2002

AOL	$27,729	$7,036	$—	$34,765	$41,160
Cable	33,263	—	(22,980)	10,283	48,350
Filmed Entertainment(4)	9,110	(92)	(4,091)	4,927	15,736
Networks(5)	33,562	22	(13,077)	20,507	31,642
Music	5,477	13	(4,796)	694	7,431
Publishing	18,283	(22)	(9,259)	9,002	14,240
Corporate	—	—	—	—	1,798

Total	$127,424	$6,957	$(54,203)	$80,178	$160,357

(1)	Reflects the reallocation of goodwill to the AOL reporting unit under FAS 142.
(2)	Adjustments primarily relate to the Company's preliminary purchase price allocation for several acquisitions. Specifically, the ultimate goodwill associated with certain acquisitions (including IPC, Business 2.0, Synapse, AOL Europe, and This Old House) continues to be adjusted as the value of the assets and liabilities (including merger liabilities) acquired are finalized.
(3)	The impairment charge does not include approximately $36 million related to goodwill impairments associated with equity investees.
(4)	Includes impairments at Warner Bros. $(2.851 billion) and at the Turner filmed entertainment businesses $(1.240 billion).
(5)	Includes impairments at the Turner cable networks $(10.933 billion), HBO $(1.933 billion) and The WB Network $(211 million).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

          As of March 31, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2002			As of December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Music catalogues and copyrights	$3,157	$(196)	$2,961	$3,080	$(153)	$2,927
Film library	3,559	(244)	3,315	3,559	(196)	3,363
Customer lists and other intangible assets	1,738	(595)	1,143	1,519	(520)	999

Total	$8,454	$(1,035)	$7,419	$8,158	$(869)	$7,289

Intangible assets not subject to amortization:
Cable television franchises	$28,456	$(1,878)	$26,578	$28,452	$(1,878)	$26,574
Sports franchises	500	(20)	480	500	(20)	480
Brands, trademarks and other intangible assets	10,990	(320)	10,670	10,974	(320)	10,654

Total	$39,946	$(2,218)	$37,728	$39,926	$(2,218)	$37,708

          The Company recorded amortization expense of $166 million during the first quarter of 2002 compared to $166 million on a pro forma basis during the first quarter of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $648 million; 2003: $637 million; 2004: $613 million; 2005: $560 million; and 2006: $429 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

          During the first quarter of 2002, the Company acquired the following intangible assets:

	millions	Weighted Average Amortization Period

Music catalogues and copyrights	$77	15 years
Cable television franchises	4	Indefinite
Customer lists and other intangible assets	219	5 years
Brands, trademarks and other intangible assets	16	Indefinite

Total	$316

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

             The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had AOL Time Warner adopted FAS 142 on January 1, 2001, the historical net income (loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts indicated below:

	Three Months Ended March 31, 2001
	(millions, except per share amounts)
	Net income (loss)	Net income (loss) per basic common share	Net income (loss) per diluted common share

As reported—historical basis	$(1,369)	$(0.31)	$(0.31)
Add: Goodwill amortization	1,275	0.29	0.29
Add: Intangible amortization	364	0.08	0.08
Add: Equity investee goodwill amortization	143	0.03	0.03
Minority interest impact	(17)	—	—
Income tax impact (a)	(196)	(0.04)	(0.04)

Adjusted	$200	$0.05	$0.05

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

4. INVESTMENTS

Investment Write-Downs

             The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company's portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines of approximately $581 million in the first quarter of 2002 and $620 million in the first quarter of 2001 on both a pro forma and historical basis, which are included in other expense, net, in the accompanying consolidated statement of operations.

             Included in the 2002 charge is a charge of approximately $571 million to reduce AOL Time Warner's investment in Time Warner Telecom Inc. (''Time Warner Telecom'') for a decline deemed to be other than temporary. Time Warner Telecom is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The value of the Time Warner Telecom investment was adjusted upward in the Merger by over $2 billion to its estimated fair value. Since the date of the Merger, Time Warner Telecom's share price has declined significantly, resulting in impairment charges of approximately $1.2 billion in the fourth quarter of 2001 and approximately $571 million in the first quarter of 2002.

             Since March 31, 2002, there has been a further decline in the fair value of AOL Time Warner's investment in Time Warner Telecom. As a result, as of May 2, 2002, the fair value of AOL Time Warner's investment in Time Warner Telecom has declined by approximately $159 million, representing a further decline from the Merger-adjusted value noted above. Consistent with its policy, management will continually evaluate whether such a decline in fair value should be considered to be other-than-temporary. Depending on the future performance of Time Warner Telecom, the Company may be required to record an additional significant noncash charge to write down its

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

investment to fair value due to a decline that is deemed to be other-than-temporary. Any such additional charge would be unrelated to the Company's core operations and would be recorded in other income (expense), net.

             As of March 31, 2002, Time Warner Telecom was owned 44% by AOL Time Warner, 14% by the Advance/Newhouse minority partners to TWE-A/N and 42% by other third parties. AOL Time Warner's interest in Time Warner Telecom is being accounted for using the equity method of accounting. For the year ended December 31, 2001, Time Warner Telecom had revenues, operating loss and net loss of $738 million, $30 million and $81 million, respectively.

AOL Latin America Convertible Debt

             America Online Latin America, Inc. (''AOL Latin America'') is a joint venture among AOL Time Warner, the Cisneros Group and Banco Itau (a leading Brazilian bank) that provides online services and support principally to customers in Brazil, Mexico and Argentina. In August 2000, AOL Latin America successfully completed an initial public offering of approximately 25 million shares of its Class A common stock, representing approximately 10% of the ownership interest in AOL Latin America at the time of the offering.

             In March 2002, AOL Time Warner announced that it will make available to AOL Latin America up to $160 million throughout 2002 to fund the operations of AOL Latin America. In exchange for this investment, AOL Time Warner will receive senior convertible notes. Each note will carry a fixed interest rate of 11% per annum (payable quarterly), will have a five-year maturity and will be convertible into AOL Latin America convertible preferred stock, which is convertible into Class A common stock of AOL Latin America at a conversion price of 20% above the then current market price at the time of investment. AOL Latin America has the option to redeem the notes after 18 months and the option to make interest payments in either cash or additional shares of convertible preferred stock. As of March 31, 2002, AOL Time Warner had provided AOL Latin America approximately $17 million of this committed amount with a conversion price of $3.624 per share.

5. AOL EUROPE

             AOL Europe S.A. (''AOL Europe'') was a joint venture between AOL Time Warner and Bertelsmann AG (''Bertelsmann''). AOL Europe provides the AOL service and the CompuServe service in several European countries. In March 2000, America Online and Bertelsmann announced an agreement to restructure their interests in AOL Europe. This restructuring consisted of a put and call arrangement under which the Company could purchase or be required to purchase Bertelsmann's 49.5% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion.

             On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann's 49.5% interest in AOL Europe for $5.3 billion in cash, as a result of Bertelsmann's exercise of its initial put option. AOL Time Warner has committed to acquire the remaining 20% of Bertelsmann's interest for $1.45 billion in cash in July 2002. As a result of the purchase of 80% of Bertelsmann's interest in AOL Europe, AOL Time Warner has a majority interest and began consolidating AOL Europe, retroactive to the beginning of 2002, including the approximate $573 million of debt on AOL Europe's balance sheet. This debt was subsequently refinanced with AOL Time Warner debt, carrying lower interest rates. Additionally, in February 2002, certain redeemable preferred securities previously issued by AOL Europe were redeemed for $255 million. Previously, the Company owned a 49.5% preferred interest in AOL Europe and accounted for its investment in AOL Europe using the equity method of accounting.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

             As of January 1, 2002, AOL Europe had total assets of approximately $150 million, consisting principally of approximately $88 million in receivables and approximately $52 million in cash and equivalents. In addition, AOL Europe had approximately $2.0 billion of total liabilities, including approximately $573 million of debt, approximately $415 million of other current liabilities and approximately $1.0 billion of redeemable preferred securities, including $255 million of redeemable preferred securities redeemed in February 2002. The assets and liabilities of AOL Europe are included in the AOL segment. In connection with the allocation of the price paid by AOL Time Warner to acquire the additional interest in AOL Europe, the AOL segment recognized approximately $7.0 billion of goodwill and approximately $215 million of subscriber lists, which will be amortized over a useful life of 5 years with no residual value. The allocation of the purchase price is preliminary because the Company has yet to complete its valuation process for these intangible assets.

6. INVESTMENT IN TWE

             TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Networks-HBO and The WB Network, and Cable businesses previously owned by subsidiaries of AOL Time Warner. AOL Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by AT&T. Certain AOL Time Warner subsidiaries are the general partners of TWE (the ''General Partners'').

             In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T initiated a process by which an independent investment banking firm has determined the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice of the exercise of the option on a cashless basis effective May 31, 2002. The exercise of this option will increase AT&T's interest by approximately 2.1%, to approximately 27.6% of the Series A Capital and Residual Capital of TWE.

             AT&T also has the right, during 60 day exercise periods occurring once every 18 months to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T 's interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T's partnership interests for public sale. The parties are in discussions regarding this registration rights process. The Company cannot at this time predict the outcome or effect, if any, of these discussions.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

             The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. TWE reported a net income of $380 million, excluding a $22 billion noncash charge related to the cumulative effect of an accounting change, in the first quarter of 2002 and net income of $333 million on a pro forma basis in the first quarter of 2001 ($350 million net loss on a historical basis). Because of the priority rights over allocations of income and distributions of TWE held by the General Partners, $362 million of TWE's income for the three months ended March 31, 2002 was allocated to AOL Time Warner and $18 million was allocated to AT&T. On a pro forma basis for the three months ended March 31, 2001, $320 million of TWE's net income was allocated to AOL Time Warner and $13 million was allocated to AT&T ($344 million of TWE's loss was allocated to AOL Time Warner and $6 million was allocated to AT&T on a historical basis).

             The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

7. INVENTORIES

             Inventories and film costs consist of:

	March 31, 2002	December 31, 2001
	(millions)

Programming costs, less amortization	$2,646	$2,536
Magazines, books, recorded music and other merchandise	531	553
Film costs—Theatrical:
Released, less amortization	866	847
Completed and not released	220	356
In production	484	381
Development and pre-production	297	290
Film costs—Television:
Released, less amortization	205	162
Completed and not released	142	95
In production	24	59
Development and pre-production	4	2

Total inventories and film costs(a)	5,419	5,281
Less current portion of inventory	1,900	1,791

Total noncurrent inventories and film costs	$3,519	$3,490

(a)	Does not include $3.315 billion and $3.363 billion of film library costs as of March 31, 2002 and December 31, 2001, respectively which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet. See Note 3.

8. LONG-TERM DEBT

             In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allowed AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. On April 8, 2002, AOL Time Warner issued the remaining $6 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 3, 5, 10 and 30 years. The net proceeds to the Company were approximately $3.964 billion under the first issuance and approximately $5.930 billion under the second issuance, both of which were used for general corporate purposes, including, but not limited to, the repayment of outstanding commercial paper and bank debt. The securities under both issuances are guaranteed on an unsecured basis by each of America Online and Time Warner. In addition, Time Warner Companies, Inc. (''TW Companies'') and Turner Broadcasting System, Inc. have guaranteed, on an unsecured basis, Time Warner's guarantee of the securities.

9. MANDATORILY REDEEMABLE PREFERRED SECURITIES

             AOL Europe has 725,000 redeemable preferred securities outstanding with a liquidation preference of $725 million. Dividends are accreted at an annual rate of 6% and the total accumulated dividends as of March 31, 2002 were approximately $44 million. These securities and related dividends are classified as minority interest in the accompanying consolidated balance sheet. The preferred shares are required to be redeemed on April 1, 2003 in cash, AOL Time Warner stock or a combination thereof, at the Company's discretion.

             In 1995, the Company, through TW Companies, issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary (''Preferred Trust Securities'') for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that was the obligor on the Preferred Trust Securities were $592 million principal amount of 8 7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions were payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities were mandatorily redeemable for cash on December 31, 2025, and TW Companies had the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances.

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

             Information as to the operations of AOL Time Warner in different business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (''EBITDA'').

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

             AOL Time Warner's results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, supplemental pro forma operating results for 2001 have been presented as if IPC and the remaining interest in AOL Europe had been acquired and FAS 142 had been applied at the beginning of 2001.

             The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the 2001 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended March 31,
	2002 Historical	2001(a) Pro Forma	2001(a) Historical
		(millions)
Revenues
AOL	$2,297	$2,302	$2,108
Cable	2,012	1,693	1,693
Filmed Entertainment	2,136	2,212	2,212
Networks	1,786	1,699	1,699
Music	947	904	904
Publishing	1,081	1,051	929
Intersegment elimination	(495)	(428)	(428)

Total revenues	$9,764	$9,433	$9,117

(a)	Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $37 million for the first quarter of 2001.

Intersegment Revenues

             In the normal course of business, the AOL Time Warner segments enter into transactions with one another. The most common types of intercompany transactions include:

  The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;

  The Networks segment generating subscription revenues by selling cable network programming to the Cable segment; and

  The AOL, Cable, Networks and Publishing segments generating advertising and commerce revenue by cross-promoting the products and services of all AOL Time Warner segments.

             These intercompany transactions are recorded by each segment at fair value as if the transactions were with third parties and, therefore, impact segment performance. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by AOL Time Warner's segments on intercompany transactions are as follows:

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)

Intercompany Revenues
AOL	$54	$21	$21
Cable	35	3	3
Filmed Entertainment	170	181	181
Networks	150	159	159
Music	76	57	57
Publishing	10	7	7

Total intercompany revenues	$495	$428	$428

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)

EBITDA(a)
AOL	$433	$507	$684
Cable	841	768	768
Filmed Entertainment	181	113	113
Networks	431	449	449
Music	96	94	94
Publishing	145	127	113
Corporate	(79)	(74)	(74)
Merger and restructuring costs	(107)	(71)	(71)
Intersegment elimination	2	(1)	(1)

Total EBITDA	$1,943	$1,912	$2,075

(a)	EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, AOL Time Warner's operating income was $1.209 billion in 2002 and $1.291 billion in 2001 (operating loss of $147 million on a historical basis).

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)

Depreciation of Property, Plant and Equipment
AOL	$129	$106	$101
Cable	323	242	242
Filmed Entertainment	19	22	22
Networks	39	39	39
Music	28	22	22
Publishing	23	19	16
Corporate	7	5	5

Total depreciation	$568	$455	$447

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)

Amortization of Intangible Assets(a)
AOL	$42	$46	$35
Cable	1	—	626
Filmed Entertainment	48	48	118
Networks	3	4	474
Music	43	43	206
Publishing	29	25	233
Corporate	—	—	83

Total amortization	$166	$166	$1,775

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the $147 billion acquisition of Time Warner in 2001.

             As discussed in Note 3, when FAS 142 is initially applied, all goodwill recognized on the Company's consolidated balance sheet on that date is reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company's reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger was reallocated to the AOL segment resulting in a change in segment assets. Following are AOL Time Warner's assets by business segment, reflecting the reallocation of goodwill in accordance with FAS 142, as of March 31, 2002 and December 31, 2001:

	March 31, 2002 Historical	December 31, 2001 Historical
	(millions)

Assets
AOL	$41,160	$34,072
Cable	48,350	71,269
Filmed Entertainment	15,736	20,646
Networks	31,642	44,580
Music	7,431	12,399
Publishing	14,240	23,374
Corporate	1,798	2,219

Total assets	$160,357	$208,559

11. COMMITMENTS AND CONTINGENCIES

             On January 22, 2002, Netscape, a wholly-owned subsidiary of America Online, sued Microsoft Corporation (''Microsoft'') in the United States District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations. Among other things, the complaint alleges that Microsoft's actions to maintain its monopoly in the market for Intel-compatible personal computer operating systems worldwide injured Netscape, consumers and competition in violation of Section 2 of the Sherman Act and

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

continues to do so. The complaint also alleges that Microsoft's actions constitute illegal monopolization and attempted monopolization of a worldwide market for Web browsers and that Microsoft has engaged in illegal practices by tying its Web browser, Internet Explorer, to Microsoft's operating system in various ways. The complaint seeks damages for the injuries inflicted upon Netscape, including treble damages and attorneys' fees, as well as injunctive relief to remedy the anti-competitive behavior alleged. On March 29, 2002, Microsoft filed its answer to the complaint denying all claims and allegations. Due to the preliminary status of the matter, it is not possible for the Company at this time to provide a view on its probable outcome or to provide a reasonable estimate as to the amount that might be recovered through this action.

             America Online has been named as defendant in several putative class action lawsuits brought by consumers and Internet service providers (''ISP''), alleging certain injuries to have been caused by installation of AOL versions 5.0 and 6.0 software. Subject to approval of the court, the parties have entered into a confidential settlement agreement covering the consumer AOL version 5.0 installation claims on terms that are not material to the Company's financial condition or results of operations. The ISP claims on AOL version 5.0 and the claims related to AOL version 6.0 remain pending. The remaining cases are in preliminary stages, but the Company believes that they are without merit and intends to defend them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given their current status.

             The Department of Labor has closed its investigation into the applicability of the Fair Labor Standards Act (''FLSA'') to America Online's Community Leader program without taking any action against the Company. However, putative classes of former and current Community Leader volunteers have brought lawsuits in several states against America Online alleging violations of the FLSA and comparable state statutes on the basis that they were acting as employees rather than volunteers in serving as Community Leaders and are entitled to wages. An additional putative class action lawsuit has been filed against the Company, America Online and AOL Community, Inc. alleging violations of the Employee Retirement Income Security Act (''ERISA'') on the basis that the plaintiffs were acting as employees rather than volunteers and are entitled to pension, welfare or other employee benefits under ERISA. Although the Company does not believe that these lawsuits regarding Community Leader volunteers have any merit and intends to defend against them vigorously, the Company is unable to predict the outcome of the cases, or reasonably estimate a range of possible loss due to the preliminary nature of the matters.

             In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE's petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On April 18, 2002, the defendants filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals and a decision on whether the court will hear the appeal is expected later in 2002.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

             On April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, the Company, Time Warner Entertainment Company, L.P., Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

             The Company is subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. Although the Company cannot predict the outcomes, the Company does not expect that the ultimate outcomes of these cases will have a material adverse impact on the Company's consolidated financial statements or results of operations.

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

12. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

             Additional financial information with respect to cash (payments) and receipts are as follows:

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)

Cash payments made for interest	$(402)	$(575)	$(460)
Interest income received	34	69	69

Cash interest expense, net	$(368)	$(506)	$(391)

Cash payments made for income taxes	$(71)	$(132)	$(132)
Income tax refunds received	12	10	10

Cash taxes, net	$(59)	$(122)	$(122)

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Expense, Net

             Other expense, net, consists of:

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)

Net investments losses(a)	$(581)	$(639)	$(639)
Losses on equity investees	(104)	(62)	(206)
Losses on accounts receivable securitization programs	(11)	(20)	(20)
Miscellaneous	(2)	(7)	(7)

Total other expense, net	$(698)	$(728)	$(872)

(a)	Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of approximately $581 million in 2002 and approximately $620 million in 2001 (Note 4).

Other Current Liabilities

             Other current liabilities consist of:

	March 31, 2002 Historical	December 31, 2001 Historical
	(millions)

Accrued expenses	$5,119	$5,474
Accrued compensation	580	904
Accrued income taxes	100	65

Total other current liabilities	$5,799	$6,443

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
(Unaudited)

          America Online, Inc. (''America Online''), Time Warner Inc. (''Time Warner''), Time Warner Companies, Inc. (''TW Companies'') and Turner Broadcasting System, Inc. (''TBS'' and, together with America Online, Time Warner and TW Companies, the ''Guarantor Subsidiaries'') are wholly owned subsidiaries of AOL Time Warner Inc. (''AOL Time Warner''). AOL Time Warner, America Online, Time Warner, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of AOL Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company's public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) America Online, Time Warner, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of AOL Time Warner and (iii) the eliminations necessary to arrive at the information for AOL Time Warner on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of AOL Time Warner.

Consolidating Statement of Operations
For The Three Months Ended March 31, 2002

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$—	$1,821	$—	$—	$198	$7,790	$(45)	$9,764

Cost of revenues	—	(992)	—	—	(100)	(4,783)	45	(5,830)
Selling, general and administrative	(7)	(475)	(9)	(4)	(48)	(1,909)	—	(2,452)
Amortization of goodwill and other intangible assets	—	(5)	—	—	—	(161)	—	(166)
Merger-related costs	(28)	(75)	—	—	—	(4)	—	(107)

Operating income (loss)	(35)	274	(9)	(4)	50	933	—	1,209
Equity in pretax income of consolidated subsidiaries	142	(123)	55	77	169	—	(320)	—
Interest income (expense), net	(92)	9	(31)	(101)	(29)	(135)	—	(379)
Other expense, net	(9)	(31)	(2)	(78)	—	(552)	(26)	(698)
Minority interest expense	—	—	—	—	—	(126)	—	(126)

Income (loss) before income taxes	6	129	13	(106)	190	120	(346)	6
Income tax benefit (provision)	(7)	(49)	(13)	33	(73)	(56)	158	(7)

Income (loss) before cumulative effect of accounting changes	(1)	80	—	(73)	117	64	(188)	(1)

Cumulative effect of accounting charge	$(54,239)	—	(54,239)	(42,066)	(12,173)	(52,052)	160,530	(54,239)

Net income (loss)	$(54,240)	$80	$(54,239)	$(42,139)	$(12,056)	$(51,988)	$160,342	$(54,240)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended March 31, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$—	$1,609	$—	$—	$197	$7,339	$(28)	$9,117

Cost of revenues	—	(865)	—	—	(63)	(4,147)	28	(5,047)
Selling, general and administrative	(8)	(390)	(8)	(4)	(44)	(1,917)	—	(2,371)
Amortization of goodwill and other intangible assets	(83)	(5)	—	—	(56)	(1,631)	—	(1,775)
Merger-related costs	—	(67)	—	—	—	(4)	—	(71)

Operating income (loss)	(91)	282	(8)	(4)	34	(360)	—	(147)
Equity in pretax income of consolidated subsidiaries	(1,350)	173	(1,197)	(814)	(205)	—	3,393	—
Interest income (expense), net	1	41	(21)	(129)	(48)	(163)	—	(319)
Other expense, net	(2)	(598)	(28)	(24)	(5)	(215)	—	(872)
Minority interest	—	—	6	—	—	(110)	—	(104)

Loss before income taxes	(1,442)	(102)	(1,248)	(971)	(224)	(848)	3,393	(1,442)
Income tax benefit (provision)	73	44	(8)	(9)	(48)	(168)	189	73

Net loss	$(1,369)	$(58)	$(1,256)	$(980)	$(272)	$(1,016)	$3,582	$(1,369)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Balance Sheet
March 31, 2002

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$62	$37	$—	$631	$43	$638	$(554)	$857
Receivables, net	41	370	19	9	117	4,348	—	4,904
Inventories	—	—	—	—	159	1,741	—	1,900
Prepaid expenses and other current assets	14	272	—	—	11	1,578	—	1,875

Total current assets	117	679	19	640	330	8,305	(554)	9,536
Noncurrent inventories and film costs	—	—	—	—	275	3,231	13	3,519
Investments in amounts due to and from consolidated subsidiaries	107,088	13,670	91,485	73,515	18,407	—	(304,165)	—
Investments, including available-for-sale securities	34	2,588	291	18	95	4,071	(919)	6,178
Property, plant and equipment	49	1,087	7	—	89	11,618	—	12,850
Intangible assets subject to amortization	—	—	—	—	—	7,419	—	7,419
Intangible assets not subject to amortization	—	—	—	—	641	37,087	—	37,728
Goodwill	9,822	22,040	—	—	2,821	45,495	—	80,178
Other assets	90	498	68	48	97	2,148	—	2,949

Total assets	$117,200	$40,562	$91,870	$74,221	$22,755	$119,374	$(305,625)	$160,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9	$49	$—	$—	$6	$2,041	$—	$2,105
Participations payable	—	—	—	—	—	1,342	—	1,342
Royalties and programming costs payable	—	—	—	—	5	1,550	—	1,555
Deferred revenue	—	914	—	—	1	721	—	1,636
Debt due within one year	—	—	—	—	—	102	—	102
Other current liabilities	362	1,093	63	72	135	4,087	(13)	5,799

Total current liabilities	371	2,056	63	72	147	9,843	(13)	12,539
Long-term debt	7,587	1,500	4,768	6,032	790	8,256	(553)	28,380
Debt due to affiliates	—	—	—	—	1,647	158	(1,805)	—
Deferred income taxes	11,173	(4,206)	15,379	13,278	2,179	15,457	(42,087)	11,173
Deferred revenue	—	38	—	—	—	986	—	1,024
Other liabilities	102	2	416	—	227	4,120	—	4,867
Minority interests	—	—		—	—	4,407	—	4,407
Shareholders' equity
Due (to) from AOL Time Warner and subsidiaries	—	6,205	6,948	3,986	(1,531)	(12,453)	(3,155)	—
Other shareholders' equity	97,967	34,967	64,296	50,853	19,296	88,600	(258,012)	97,967

Total shareholders' equity	97,967	41,172	71,244	54,839	17,765	76,147	(261,167)	97,967

Total liabilities and shareholders' equity	$117,200	$40,562	$91,870	$74,221	$22,755	$119,374	$(305,625)	$160,357

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Balance Sheet
December 31, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$(10)	$41	$—	$1,837	$86	$499	$(1,734)	$719
Receivables, net	36	555	19	10	114	5,320	—	6,054
Inventories	—	—	—	—	170	1,621	—	1,791
Prepaid expenses and other current assets	15	277	—	—	6	1,412	—	1,710

Total current assets	41	873	19	1,847	376	8,852	(1,734)	10,274
Noncurrent inventories and film costs	—	—	—	—	267	3,211	12	3,490
Investments in amounts due to and from consolidated subsidiaries	159,460	2,635	174,094	135,182	34,071	—	(505,442)	—
Investments, including available-for-sale securities	—	2,667	268	96	94	4,654	(893)	6,886
Property, plant and equipment	47	1,037	7	—	83	11,510	—	12,684
Intangible assets subject to amortization	—	—	—	—	—	7,289	—	7,289
Intangible assets not subject to amortization	—	—	—	—	641	37,067	—	37,708
Goodwill and other intangible assets	9,759	134	—	—	6,720	110,811	—	127,424
Other assets	97	393	69	47	83	2,115	—	2,804

Total assets	$169,404	$7,739	$174,457	$137,172	$42,335	$185,509	$(508,057)	$208,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$18	$73	$1	$—	$16	$2,149	$—	$2,257
Participations payable	—	—	—	—	—	1,253	—	1,253
Royalties and programming costs payable	—	—	—	—	—	1,515	—	1,515
Deferred revenue	—	744	—	—	1	711	—	1,456
Debt due within one year	—	—	—	—	—	48	—	48
Other current liabilities	248	1,074	34	154	167	4,806	(40)	6,443

Total current liabilities	266	1,891	35	154	184	10,482	(40)	12,972
Long-term debt	5,697	1,488	2,066	6,040	791	8,445	(1,735)	22,792
Debt due to affiliates	—	—	—	—	1,647	158	(1,805)	—
Deferred income taxes	11,260	(4,106)	15,366	13,285	2,162	15,446	(42,153)	11,260
Deferred revenue	—	70	—	—	—	984	—	1,054
Other liabilities	110	10	376	—	198	4,125	—	4,819
Minority interests	—	—	—	—	—	3,591	—	3,591
Shareholders' equity
Due (to) from AOL Time Warner and subsidiaries	—	912	10,685	4,928	(1,620)	(12,836)	(2,069)	—
Other shareholders' equity	152,071	7,474	145,929	112,765	38,973	155,114	(460,255)	152,071

Total shareholders' equity	152,071	8,386	156,614	117,693	37,353	142,278	(462,324)	152,071

Total liabilities and shareholders' equity	$169,404	$7,739	$174,457	$137,172	$42,335	$185,509	$(508,057)	$208,559

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2002

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATIONS
Net income (loss)	$(54,240)	$80	$(54,239)	$(42,139)	$(12,056)	$(51,988)	$160,342	$(54,240)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting charge	54,239	—	54,239	42,066	12,173	52,052	(160,530)	54,239
Depreciation and amortization	4	120	—	—	5	605	—	734
Amortization of film costs	—	—	—	—	—	558	—	558
Loss on writedown of investments	—	13	—	77	—	500	—	590
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(80)	71	(14)	(87)	(104)	—	214	—
Change in investment segment	3,756	—	1,117	4	58	—	(4,935)	—
AOL Europe capitalization	—	(5,677)	—	—	—	5,677	—	—
Equity in losses of other investee companies after distributions	—	23	—	2	—	88	—	113
Changes in operating assets and liabilities, net of acquisitions	28	158	25	(85)	14	(425)	78	(207)

Cash provided (used) by operations	3,707	(5,212)	1,128	(162)	90	7,067	(4,831)	1,787

INVESTING ACTIVITIES
Investments and acquisitions	—	(54)	—	—	—	(5,674)	—	(5,728)
Change in investment segment	(5,556)	—	(94)	(102)	(205)	(1)	5,958	—
Capital expenditures	—	(97)	—	—	(16)	(550)	—	(663)
Investment proceeds	—	23	—	—	—	—	—	23

Cash provided (used) by investing activities	(5,556)	(128)	(94)	(102)	(221)	(6,225)	5,958	(6,368)

FINANCING ACTIVITIES
Borrowings	2,284	10	2,700	—	—	1,207	—	6,201
Debt repayments	(392)	—	—	—	—	(2,020)	1,180	(1,232)
Change in due to/from parent	—	5,291	(3,734)	(942)	88	384	(1,087)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	147	42	—	—	—	(2)	(40)	147
Repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions	—	—	—	—	—	(17)	—	(17)
Principal payments on capital lease	—	(7)	—	—	—	—	—	(7)
Other	(16)	—	—	—	—	—	—	(16)

Cash provided (used) by financing activities	1,921	5,336	(1,034)	(942)	88	(703)	53	4,719

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	72	(4)	—	(1,206)	(43)	139	1,180	138

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	499	(1,734)	719

CASH AND EQUIVALENTS AT END OF PERIOD	$62	$37	$—	$631	$43	$638	$(554)	$857

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATIONS
Net loss	$(1,369)	$(58)	$(1,256)	$(980)	$(272)	$(1,016)	$3,582	$(1,369)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	84	86	—	—	57	1,995	—	2,222
Amortization of film costs	—	—	—	—	—	626	—	626
Loss on writedown of investments	—	587	—	—	—	33	—	620
Gain on sale of investments	—	(3)	—	—	—	—	—	(3)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	234	(4,225)	(1,936)	1,048	(136)	—	5,015	—
Equity in losses of other investee companies after distributions	—	6	—	14	—	201	—	221
Changes in operating assets and liabilities, net of acquisitions	2,871	4,090	(622)	(3,511)	129	2,973	(7,271)	(1,341)

Cash provided (used) by operations	1,820	483	(3,814)	(3,429)	(222)	4,812	1,326	976

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	—	(1)	198	40	453	—	690
Investments and acquisitions	—	(257)	—	—	—	(716)	—	(973)
Advances to parents and consolidated subsidiaries	—	—	—	(1,680)	—	(1,444)	3,124	—
Capital expenditures	—	(124)	—	—	(12)	(770)	—	(906)
Investment proceeds	—	1,609	—	—	—	40	—	1,649

Cash provided (used) by investing activities	—	1,228	(1)	(1,482)	28	(2,437)	3,124	460

FINANCING ACTIVITIES
Borrowings	—	—	1,380	—	—	867	—	2,247
Debt repayments	—	—	—	(25)	—	(4,066)	—	(4,091)
Change in due to/from parent	(1,221)	(4,118)	2,439	5,210	233	2,109	(4,652)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(575)	—	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	277	—	—	—	—	—	—	277
Repurchases of common stock	(615)	—	—	—	—	—	—	(615)
Dividends paid and partnership distributions	—	—	(4)	—	—	(17)	—	(21)

Cash provided (used) by financing activities	(1,559)	(4,118)	3,815	5,185	233	(1,682)	(4,652)	(2,778)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	261	(2,407)	—	274	39	693	(202)	(1,342)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	2,530	—	—	—	80	—	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$261	$123	$—	$274	$39	$773	$(202)	$1,268

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

          Management's discussion and analysis of results of operations and financial condition (''MD&A'') is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Entertainment Company, L.P.'s (''TWE'' or the ''Company'') financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

   Overview. This section provides a general description of TWE's businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

   Results of operations. This section provides an analysis of the Company's results of operations for the first quarter of 2002 relative to that of 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

   Financial condition and liquidity. This section provides an analysis of the Company's financial condition and cash flows as of and for the three months ended March 31, 2002.

   Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by the Company throughout MD&A and in the consolidated financial statements are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

          AOL Time Warner Inc. (''AOL Time Warner'') is the world's first Internet-powered media and entertainment communications company. The Company was formed in connection with the merger of America Online, Inc. (''America Online'') and Time Warner Inc. (''Time Warner'') which was consummated on January 11, 2001 (the ''Merger''). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

          A majority of AOL Time Warner's interests in filmed entertainment, television production, broadcast network programming and cable television systems, and a portion of its interests in cable television programming, are held through Time Warner Entertainment Company, L.P. (''TWE''). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (''Series A Capital'') and residual equity capital (''Residual Capital''), and 100% of the junior priority capital (''Series B Capital''). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (''AT&T''). Due to the Company's 100% ownership of the Series B Capital, AOL Time Warner's interest in TWE exceeds 74.49%.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

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

Use of EBITDA

          TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (''EBITDA''). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Recent Developments

Ownership Interest in TWE

          In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T initiated a process by which an independent investment banking firm has determined the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice of the exercise of the option on a cashless basis effective May 31, 2002. The exercise of this option will increase AT&T's interest by approximately 2.1% to approximately 27.6% of the Series A Capital and Residual Capital of TWE.

          AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T 's interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T's partnership interests for public sale. The parties are in discussions regarding this registration rights process and alternatives thereto. The Company cannot at this time predict the outcome or effect, if any, of these discussions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investment in the TWE-Advance/Newhouse Partnership

          The TWE-Advance/Newhouse Partnership (''TWE-A/N'') is owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (''Advance/Newhouse'') and 1.9% indirectly by AOL Time Warner. The financial position and operating results of TWE-A/N have been consolidated by TWE and the partnership interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's assets and liabilities. On or after March 31, 2002, either TWE or Advance/Newhouse can state its intention to cause a restructuring. If the parties are unable to agree on a restructuring or other acceptable alternative within 60 days of the date of delivery of a restructuring notice, then TWE-A/N will be restructured by the withdrawal of Advance/Newhouse from TWE-A/N, with Advance/Newhouse receiving one-third of the assets and liabilities of TWE-A/N. TWE and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N. While the Company is unable to predict the outcome of these discussion at this time, one possible outcome is the withdrawal of Advance/Newhouse from TWE-A/N. In addition, Advance/Newhouse can require TWE to purchase its equity interest for fair value at specified intervals following the death of both of its principle shareholders.

          As of March 31, 2002, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. Additionally, TWE-A/N had approximately $9 billion in total assets and approximately $1.6 billion of net debt. For the three months ended March 31, 2002, TWE-A/N contributed revenues, EBITDA and operating income of $1.0 billion, $449 million and $278 million, respectively, to the results of TWE compared to $849 million, $388 million and $222 million, respectively, for the three months ended March 31, 2001. TWE-A/N's operating income in the first quarter of 2001 includes approximately $30 million of amortization that did not continue in 2002 as a result of applying a new accounting standard for goodwill and other intangible assets. If Advance/Newhouse withdraws from the partnership and receives one-third of the partnership's assets and liabilities, the impact on TWE's Cable segment would be a corresponding reduction in assets, liabilities and results of operations. However, the ultimate impact would depend upon the specific assets and liabilities withdrawn from the partnership, including the mix of consolidated and unconsolidated cable television systems. The impact on TWE's consolidated net income would be substantially mitigated, if not entirely offset, because the earnings of TWE-A/N attributable to Advance/Newhouse's current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations.

Investment in Road Runner

          As of March 31, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with TWE owning approximately 51% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE-A/N). AOL Time Warner's interest in Road Runner continues to be accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N. As previously discussed, TWE and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N. The Company is also having discussions with Advance/Newhouse regarding their interest in Road Runner, which is held through TWE-A/N. While the Company is unable to predict the outcome of these discussions at this time, one possible outcome is that TWE may acquire Advance/Newhouse's interest in Road Runner, either as a part of any

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

restructuring of TWE-A/N that may occur or in a separate transaction. The acquisition of Advance/Newhouse's interest in Road Runner would result in the assets, liabilities and results of operations of Road Runner being consolidated and presented with the results of operations of TWE's Cable segment. As of March 31, 2002, Road Runner had total assets of approximately $180 million, with no debt. For the three months ended March 31, 2002, Road Runner had revenues, an EBITDA loss and operating loss of approximately $69 million, $28 million and $40 million, respectively, compared to $53 million, $49 million and $68 million, respectively, for the three months ended March 31, 2001.

RESULTS OF OPERATIONS
Transactions Affecting Comparability of Results of Operations

Pro Forma Item

          TWE's results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based on pro forma financial information for 2001 that has been adjusted for the item discussed in the following paragraph.

  New Accounting Standard for Goodwill and Other Intangible Assets. During 2001, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards No. 142 ''Goodwill and Other Intangible Assets'' (''FAS 142''), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3). FAS 142 does not require retroactive restatement for all periods presented, however, the pro forma information for 2001 assumes that FAS 142 was in effect beginning January 1, 2001.

New Accounting Standard

          In addition to the pro forma adjustment previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance that requires retroactive restatement of all periods presented to reflect the new accounting provisions; therefore, this adjustment impacts both pro forma and historical results. This adjustment is discussed below.

Reimbursement of ''Out-of-Pocket'' Expenses

          In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (''EITF'') Topic No. D-103, ''Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred'' (''Topic D-103''). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. This change in revenue classification impacts TWE's Cable segment, resulting in an increase in both revenues and costs of approximately $59 million on both a pro forma and historical basis in the first quarter of 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other Significant Transactions and Nonrecurring Items

          As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

          As previously discussed, the Company adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its impairment review and recorded a $22 billion noncash pretax charge for the impairment of goodwill, all of which was generated in the Merger. The charge reflects the decline in AOL Time Warner's stock price since the Merger was announced in January 2000, is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 3). In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

          Revenue and EBITDA by business segment are as follows (in millions):

	Three Months Ended March 31
	Revenues			EBITDA
	2002 Historical	2001(a)(b) Pro Forma	2001(b) Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

Cable	$1,736	$1,446	$1,446	$728	$661	$661
Filmed Entertainment	1,673	1,603	1,603	138	100	100
Networks	782	724	724	169	158	158
Corporate	—	—	—	(20)	(19)	(19)
Intersegment elimination	(164)	(172)	(172)	—	—	—

Total revenues and EBITDA	$4,027	$3,601	$3,601	$1,015	$900	$900
Depreciation and amortization	—	—	—	(344)	(277)	(922)

Total revenues and operating income (loss)	$4,027	$3,601	$3,601	$671	$623	$(22)

(a)	In order to enhance comparability, pro forma financial information for 2001 assumes that the adoption of FAS 142 had occurred at the beginning of 2001.
(b)	Revenues reflect the provisions of Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of Topic D-103 was to increase revenues and costs by equal amounts of approximately $59 million for the first quarter of 2001.

.Consolidated Results

          TWE had revenues of $4.027 billion, income before the cumulative effect of an accounting change of $380 million and a net loss of $21.383 billion in 2002, compared to revenues of $3.601 billion and net income of $333 million on a pro forma basis in 2001 (revenues of $3.601 billion and net loss of $350 million on a historical basis).

          Revenues. TWE's revenues increased to $4.027 billion in 2002, compared to $3.601 billion in 2001. This increase was driven by an increase in Subscription revenues of 15% to $2.109 billion and an increase in Content and Other revenues by 10% to $1.623 billion. Advertising and Commerce revenues were relatively flat at $295 million.

          As discussed more fully below, the increase in Subscription revenues was principally due to an increase in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments. The

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

increase in Content and Other revenues was principally due to increased international theatrical results at the Filmed Entertainment segment. Advertising and Commerce revenues were relatively flat as increases at the Cable segment were offset by lower results due to the closure of the Studio Stores at the Filmed Entertainment segment.

          Depreciation and Amortization. Depreciation and amortization increased to $344 million in 2002 from $277 million on a pro forma basis in 2001 ($922 million on a historical basis). This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment.

          Interest Expense, Net. Interest expense, net, decreased to $110 million in 2002, compared to $153 million on both a pro forma and historical basis in 2001, principally as a result of lower market interest rates in 2002. Included in interest expense, net, was interest income of $6 million in 2002 and $8 million on both a pro forma and historical basis in 2001.

          Other Expense, Net. Other expense, net, increased to $33 million in 2002, compared to $4 million on a pro forma basis in 2001 ($40 million on a historical basis). Other expense, net, increased primarily due to higher losses on certain investments accounted for using the equity method of accounting at the Cable segment and the absence in 2002 of pretax gains on the exchange of various consolidated cable television systems on a pro forma and historical basis in 2001 of TWE-A/N (attributable to the minority owners of TWE-A/N).

          Minority Interest. Minority interest expense increased to $109 million in 2002, compared to $101 million in 2001 ($103 million on a historical basis). Minority interest expense increased principally due to the allocation of higher net income to TWE's minority partners, which was partially offset by the absence in 2002 of an allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE-A/N attributable to the minority owners of TWE-A/N.

          Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $39 million in 2002 and $32 million on both a pro forma and historical basis in 2001 have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

          Net Income (Loss) Before the Cumulative Effect of an Accounting Change. TWE's net income before the cumulative effect of an accounting change increased to $380 million in 2002, compared to $333 million on a pro forma basis in 2001 (net loss of $350 million on a historical basis). TWE's net income before the cumulative effect of an accounting change increased due to higher EBITDA and decrease in interest expense, offset in part by increases in depreciation expense, minority interest and other expense.

Business Segment Results

          Cable. Revenues increased 20% to $1.736 billion in 2002, compared to $1.446 billion on both a pro forma and historical basis in 2001. EBITDA increased 10% to $728 million in 2002 from $661 million on both a pro forma and historical basis in 2001. Revenues increased due to a 17% increase in Subscription revenues (from $1.346 billion to $1.574 billion) and a 62% increase in Advertising and Commerce revenues (from $100 million to $162 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, the increase in basic cable subscribers. Similarly, digital cable subscribers managed by TWE increased by 68% to 3.6 million and high-speed data subscribers managed by TWE increased by 86% to 2.2 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches ($42 million in 2002 versus $17 million in 2001) and a general increase in

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

general third-party advertising sales.

          EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs. The increase in programming costs of approximately 28% generally relates to programming rate increases across both the basic and digital services, the current year addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out.

          Filmed Entertainment. Revenues increased 4% to $1.673 billion in 2002, compared to $1.603 billion on both a pro forma and historical basis in 2001. EBITDA increased 38% to $138 million in 2002, compared to $100 million on both a pro forma and historical basis in 2001. The revenue increase was primarily related to the international theatrical success of Harry Potter and the Sorcerer's Stone and Ocean's Eleven and higher worldwide consumer products licensing results, offset in part by reduced commerce revenues related to the closure of its Studio Stores, lower worldwide home video activity and reduced television license fees caused by the timing of product availability.

          EBITDA increased principally due to improvements related to the mix in theatrical product, primarily related to the profitability of Harry Potter and the Sorcerer's Stone.

          Networks. Revenues increased 8% to $782 million in 2002, compared to $724 million on both a pro forma and historical basis in 2001. EBITDA increased 7% to $169 million in 2002 from $158 million on both a pro forma and historical basis in 2001. Revenues grew primarily due to an increase in Subscription revenues and an increase in Content and Other revenues at HBO, offset in part by a decrease in Advertising and Commerce revenues at The WB Network.

          For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO's original programming. For The WB Network, the decrease in Advertising and Commerce revenues was driven by lower prime time ratings, partially offset by higher rates.

          EBITDA increased due to improved results at HBO, offset in part by lower results at The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues. For The WB Network, the EBITDA decline was principally due to lower Advertising and Commerce revenues and higher program license fees, offset in part by a decrease in marketing costs.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2002

Current Financial Condition

          At March 31, 2002, TWE had $7.6 billion of debt, $397 million of cash and equivalents (net debt of $7.2 billion, defined as total debt less cash and cash equivalents) and $37 billion of partnership capital, compared to $8.1

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

billion of debt, $250 million of cash and equivalents (net debt of $7.8 billion) and $65.4 billion of partnership capital at December 31, 2001.

          As discussed in more detail below, management believes that TWE's operating cash flow, cash and equivalents, borrowing capacity under committed bank credit agreements including agreements with AOL Time Warner and availability under its commercial paper program are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

          During the first three months of 2002, TWE's cash provided by operations amounted to $1.332 billion and reflected $1.015 billion of EBITDA, less $128 million of net interest payments and $38 million of net income taxes paid. Cash flow from operations also reflects a reduction in other working capital requirements of $483 million.

          Cash provided by operations of $600 million on a pro forma basis for the first three months of 2001 reflected $900 million of EBITDA, less $163 million of net interest payments and $66 million of net income taxes paid. Cash flow from operations also reflects an increase in other working capital requirements of $71 million.

          The growth in cash flow from operations is being driven primarily by the increase in EBITDA, lower income taxes and interest paid, and improvements in working capital, partially offset by an increase in payments to settle restructuring and merger-related liabilities. On a historical basis in the first quarter of 2001, there was $600 million of cash provided by operations.

Investing Activities

          Cash used by investing activities was $587 million the first three months of 2002, compared to $1.117 billion on both a pro forma and historical basis in 2001. The cash used by investing activities in 2002 reflects approximately $196 million of cash used for acquisitions and investments and $391 million of capital expenditures.

          The cash used by investing activities of $1.117 billion on both a pro forma and historical basis for the first three months of 2001 reflects $605 million of cash used for acquisitions and investments and $512 million of capital expenditures. The decrease in cash used by investing activities reflects lower acquisition spending and lower capital expenditures.

Financing Activities

          Cash used by financing activities was $598 million for the first three months of 2002. This compares to cash provided by financing activities of $595 million on both a pro forma and historical basis in 2001. The use of cash in 2002 primarily resulted from approximately $400 million of net payments on borrowings and capital distributions of $198 million.

          Cash provided by financing activities of $595 million on both a pro forma and historical basis for the first three months of 2001 primarily resulted from approximately $810 million of net incremental borrowings, offset in

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

part by $215 million of capital distributions. The reduction in cash from financing activities reflects a decline in borrowings.

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

Capital Expenditures

          TWE's overall capital expenditures for the three months ended March 31, 2002 was $391 million, a decrease of $121 million over capital expenditures on both a pro forma and historical basis for 2001 of $512 million. TWE's capital expenditures and the related decrease in capital expenditures is due principally to the Cable segment. Over the past three years, the Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital expenditures by the Cable segment amounted to $371 million the three months ended March 31, 2002, compared to $489 million for the three months ended March 31, 2001. As more systems are upgraded, the fixed portion of Cable's capital expenditures is replaced with spending that varies based on the number of new subscribers. Capital expenditures by the Cable segment is expected to continue to be funded by the Cable segment's operating cash flow.

Caution Concerning Forward-Looking Statements

          The Securities and Exchange Commission (the ''SEC'') encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as ''anticipates,'' ''estimates,'' ''expects,'' ''projects,'' ''intends,'' ''plans,'' ''believes'' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

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

  TIME WARNER ENTERTAINMENT COMPANY, L.P.
  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

  For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as ''digital must-carry,'' open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timelyfashion; fluctuations in spending levels by advertisers and consumers; and greater than expected increases in programming or other costs.

   For TWE's filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments, which may facilitate piracy of the Company's copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

   For TWE's network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder ''ad-stripping'' functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

          In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strong balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in TWE's plans, strategies and intentions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED BALANCE SHEET

	March 31, 2002 Historical (unaudited)	December 31, 2001 Historical

	(millions)
ASSETS
Current assets
Cash and equivalents	$397	$250
Receivables, including $409 and $501 million due from AOL Time Warner, less allowances of $907 and $910 million	2,550	3,480
Inventories	948	852
Prepaid expenses	350	326

Total current assets	4,245	4,908
Noncurrent inventories and film costs	2,250	2,187
Investments, including available-for-sale securities	2,235	2,308
Property, plant and equipment	8,646	8,573
Intangible assets subject to amortization	2,438	2,464
Intangible assets not subject to amortization	22,359	22,356
Goodwill	12,425	41,004
Other assets	1,283	1,258

Total assets	$55,881	$85,058

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$1,968	$2,218
Participations payable	1,095	1,014
Programming costs payable	492	455
Debt due within one year	2	2
Other current liabilities, including $918 and $666 million due to AOL Time Warner	2,367	2,616

Total current liabilities	5,924	6,305
Long-term debt, including $554 million due to AOL Time Warner at March 31, 2002	7,642	8,049
Other long-term liabilities, including $198 and $446 million due to AOL Time Warner	2,854	3,108
Minority interests	2,239	2,191
Partners' capital
Contributed capital	60,012	66,793
Accumulated other comprehensive loss, net	(25)	(6)
Partnership deficit	(22,765)	(1,382)

Total partners' capital	37,222	65,405

Total liabilities and partners' capital	$55,881	$85,058

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2002 Historical	2001(a) Pro Forma	2001 Historical
	(millions)
Revenues:
Subscriptions	$2,109	$1,830	$1,830
Advertising and commerce	295	299	299
Content and other	1,623	1,472	1,472

Total revenues(b)	4,027	3,601	3,601
Cost of revenues(b)	(2,656)	(2,317)	(2,317)
Selling, general and administrative(b)	(663)	(625)	(625)
Amortization of goodwill and other intangible assets	(37)	(36)	(681)

Operating income (loss)	671	623	(22)
Interest expense, net(b)	(110)	(153)	(153)
Other expense, net(b)	(33)	(4)	(40)
Minority interest	(109)	(101)	(103)

Income (loss) before income taxes and cumulative effect of accounting change	419	365	(318)
Income taxes	(39)	(32)	(32)

Income (loss) before cumulative effect of accounting change	380	333	(350)
Cumulative effect of accounting change	(21,763)	—	—

Net income (loss)	$(21,383)	$333	$(350)

(a)	In order to enhance comparability, pro forma statements for 2001 are presented supplementally as if FAS 142 had been applied at the beginning of 2001 (Note 1).
(b)	Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:
Revenues	$223	$207	$207
Cost of revenues	(127)	(123)	(123)
Selling, general and administrative	(35)	(36)	(36)
Interest expense, net	4	3	3
Other expense, net	—	5	5

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002 Historical	2001(a) Pro Forma	2001 Historical
	(millions)

OPERATIONS
Net income (loss)	$(21,383)	$333	$(350)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	21,763	—	—
Depreciation and amortization	344	277	922
Amortization of film costs	396	452	452
Equity in losses of investee companies after distributions	42	12	48
Changes in operating assets and liabilities	170	(474)	(472)

Cash provided by operations	1,332	600	600

INVESTING ACTIVITIES
Investments and acquisitions	(196)	(605)	(605)
Capital expenditures	(391)	(512)	(512)

Cash used by investing activities	(587)	(1,117)	(1,117)

FINANCING ACTIVITIES
Borrowings	980	819	819
Debt repayments	(1,380)	(9)	(9)
Capital and other distributions	(198)	(215)	(215)

Cash provided (used) by financing activities	(598)	595	595

INCREASE IN CASH AND EQUIVALENTS	147	78	78
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	250	306	306

CASH AND EQUIVALENTS AT END OF PERIOD	$397	$384	$384

(a)	In order to enhance comparability, pro forma statements for 2001 are presented supplementally as if FAS 142 had been applied at the beginning of 2001 (Note 1).

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
(Unaudited)

	Three Months Ended March 31,
	2002 Historical	2001 Historical
	(millions)

BALANCE AT BEGINNING OF PERIOD	$65,405	$6,926
Allocation of a portion of the purchase price in connection with America Online- Time Warner merger to TWE	—	59,518
Reallocation of TWE goodwill to other segments of AOL Time Warner upon adoption of FAS 142	(6,857)	—

Balance at beginning of period, adjusted to give effect to the America Online- Time Warner Merger and reallocation of goodwill upon adoption of FAS 142	58,548	66,444
Net loss	(21,383)	(350)
Other comprehensive income (loss)	(19)	14

Comprehensive loss	(21,402)	(336)
Distributions	74	(345)
Other	2	(2)

BALANCE AT END OF PERIOD	$37,222	$65,761

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

           AOL Time Warner Inc. (''AOL Time Warner'') is the world's first Internet-powered media and entertainment communications company. The Company was formed in connection with the merger of America Online, Inc. (''America Online'') and Time Warner Inc. (''Time Warner'') which was consummated on January  11, 2001 (the ''Merger''). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

           A majority of AOL Time Warner's interests in filmed entertainment, television production, broadcast network programming and cable television systems, and a portion of its interests in cable television programming, are held through Time Warner Entertainment Company, L.P. (''TWE''). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (''Series A Capital'') and residual equity capital (''Residual Capital''), and 100% of the junior priority capital (''Series B Capital''). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (''AT&T''). Due to the Company's 100% ownership of the Series B Capital, AOL Time Warner's economic interest in TWE exceeds 74.49%.

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

Basis of Presentation

Interim Financial Statements

           The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE, included in its Form 10-K for the year ended December 31, 2001 (the ''2001 Form 10-K'').

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Basis of Consolidation

           The consolidated financial statements of TWE include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of all companies in which TWE has a controlling voting interest, as if TWE and its subsidiaries were a single company. Intercompany transactions between the consolidated companies have been eliminated.

Revenue Classification Changes

           In November 2001, the Financial Accounting Standards Board (''FASB'') Staff issued as interpretive guidance EITF Topic No. D-103, ''Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred'' (''Topic D-103''). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification will impact TWE's Cable segment, resulting in an increase in both revenues and costs of approximately $59 million on both a pro forma and historical basis in the first quarter of 2001.

Accounting for Business Combinations

           In July 2001, the FASB issued Statements of Financial Accounting Standards (''Statement'') No. 141, ''Business Combinations'' and No. 142, ''Goodwill and Other Intangible Assets'' (''FAS 142''). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for TWE in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, TWE recorded a one-time, noncash charge of approximately $22 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting FAS 142, see Note 3.

Reclassifications

           Certain reclassifications have been made to the prior year's financial information to conform to the March 31, 2002 presentation.

2. MERGER AND RESTRUCTURING COSTS

America Online-Time Warner Merger

           In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations (''restructuring plans''). As part of the restructuring plans, TWE recorded a restructuring liability of approximately $301 million during 2001. The restructuring accruals relate to costs to exit and consolidate certain activities at TWE, as well as costs to terminate employees across various business units. Such amounts were recognized as liabilities assumed in the purchase business combination

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

           Of the total restructuring costs, $107 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $19 million were made in 2001 (none of which was in the first quarter) and an additional $13 million was made in the first quarter of 2002. As of March 31, 2002, the remaining liability of approximately $75 million was classified as a current liability in the accompanying consolidated balance sheet.

           The restructuring charge also includes approximately $194 million associated with exiting certain activities. Specifically, TWE has exited certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $88 million in 2001 ($5 million of which was paid in the first quarter) and an additional $25 million was paid in the first quarter of 2002. As of March 31, 2002, the remaining liability of $81 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

           Selected information relating to the restructuring plans follows (in millions):

	Employee Termination	Exit Costs	Total

Initial accruals	$107	$194	$301
Cash paid—2001	(19)	(88)	(107)

Restructuring liability as of December 31, 2001	$88	$106	$194
Cash paid—2002	(13)	(25)	(38)

Restructuring liability as of March 31, 2002	$75	$81	$156

3. GOODWILL AND INTANGIBLE ASSETS

           As discussed in Note 1, in January  2002, TWE adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing with the fourth quarter of 2002.

           Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 6—Segment Information. This methodology differs from TWE's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

           Upon adoption of FAS 142 in the first quarter of 2002, TWE recorded a one-time, noncash charge of

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

approximately $22 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology or recent comparable transactions.

           The FAS 142 goodwill impairment is associated solely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the decline in AOL Time Warner's stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company's reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, effective January 1, 2002, $6.857 billion of the goodwill generated in the Merger, which was previously allocated to the TWE segments, has been reallocated to other segments of AOL Time Warner.

           A summary of changes in the Company's goodwill during the quarter, and total assets at March 31, 2002, by business segment is as follows (in millions):

	Goodwill				Total Assets
	January 1, 2002(1)(2)	Acquisitions & Adjustments	Impairments	March 31, 2002	March 31, 2002

Cable	$19,048	$—	$(16,768)	$2,280	32,482
Filmed Entertainment	6,165	19	(2,851)	3,333	12,570
Networks(3)	8,934	22	(2,144)	6,812	10,203
Corporate	—	—	—	—	626

Total	$34,147	$41	$(21,763)	$12,425	$55,881

(1)	Reflects the reallocation of goodwill of $6.857 billion to other segments of AOL Time Warner under FAS 142.
(2)	In addition to the goodwill identified above, AOL Time Warner has recognized goodwill associated with deferred tax liabilities related to TWE's assets and liabilities. Neither the deferred tax liabilities nor the corresponding goodwill are recorded in TWE's standalone financial statements because TWE is not subject to U.S. Federal income taxation.
(3)	Includes impairments at HBO ($1.933 billion) and The WB Network ($211 million).

           As of March 31, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2002			As of December, 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Film library	$2,529	$(173)	$2,356	$2,529	$(138)	$2,391
Customer lists and other intangible assets	215	(133)	82	204	(131)	73

Total	$2,744	$(306)	$2,438	$2,733	$(269)	$2,464

Intangible assets not subject to amortization:
Cable television franchises	$21,914	$(1,644)	$20,270	$21,911	$(1,644)	$20,267
Brands, trademarks and other intangible assets	2,150	(61)	2,089	2,150	(61)	2,089

Total	$24,064	$(1,705)	$22,359	$24,061	$(1,705)	$22,356

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

           The Company recorded amortization expense of $37 million during the first quarter of 2002 compared to $36 million on a pro forma basis during the first quarter of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $156 million; 2003: $156 million; 2004: $150 million; 2005: $150 million; and 2006: $150 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

           During the first quarter of 2002, the Company acquired the following intangible assets:

	millions	Weighted Average Amortization Period

Other intangible assets	$11	10-15 years
Cable television franchises	3	Indefinite

Total	$14

           The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had TWE adopted FAS 142 on January  1, 2001, the historical net income (loss) would have been changed to the adjusted amounts indicated below:

Three Months Ended March 31, 2001
(millions)
Net income (loss)

As reported—historical basis	$(350)
Add: Goodwill amortization	413
Add: Intangible amortization	232
Add: Equity investee goodwill amortization	36
Minority interest impact	2
Income tax impact	—

Adjusted	$333

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVENTORIES

           Inventories and film costs consist of:

	March 31, 2002	December 31, 2001
	(millions)

Programming costs, less amortization	$1,358	$1,285
Merchandise	178	158
Film costs—Theatrical:
Released, less amortization	659	650
Completed and not released	193	285
In production	433	346
Development and pre-production	39	36
Film costs—Television:
Released, less amortization	168	123
Completed and not released	142	95
In production	24	59
Development and pre-production	4	2

Total inventories and film costs(a)	3,198	3,039
Less current portion of inventory	948	852

Total noncurrent inventories and film costs	$2,250	$2,187

(a)	Does not include $2.356 billion and $2.391 billion of film library costs as of March 31, 2002 and December 31, 2001, respectively which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet. See Note 3.

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

           During the three months ended March 31, 2002, TWE accrued $159 million of tax-related distributions and reversed previous stock option distribution accruals of $233 million, based on closing prices of AOL Time Warner common stock of $23.65 at March 28, 2002 and $32.10 at December 31, 2001. During the three months ended March 31, 2001, TWE accrued $35 million of tax-related distributions and $310 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the three months ended March 31, 2002, TWE paid distributions to the AOL Time Warner General Partners in the amount of $174 million, consisting of $159 million of tax-related distributions and $15 million of stock option related distributions. During the three months ended March 31, 2001, TWE paid the AOL Time Warner General Partners distributions in the amount of $198 million, consisting of $35 million of tax-related distributions and $163 million of stock option related distributions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. SEGMENT INFORMATION

           TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

           TWE's results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, supplemental pro forma operating results for 2001 have been presented as if FAS 142 had been applied at the beginning of 2001.

           The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the 2001 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended March 31,
	2002 Historical	2001(a) Pro Forma	2001(a) Historical
	(millions)

Revenues
Cable	$1,736	1,446	$1,446
Filmed Entertainment	1,673	1,603	1,603
Networks	782	724	724
Intersegment elimination	(164)	(172)	(172)

Total revenues	$4,027	$3,601	$3,601

(a)	Revenues reflect the provisions of Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of Topic D-103 was to increase revenues and costs by equal amounts of approximately $59 million for the first quarter of 2001.

Intersegment Revenues

           In the normal course of business, the TWE segments enter into transactions with one another. The most common types of intercompany transactions include:

   The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;
   The Networks segment generating subscription revenues by selling cable network programming to the Cable segment; and
   The Cable and Networks segments generating advertising and commerce revenue by cross-promoting the products and services of all TWE segments.

           These intercompany transactions are recorded by each segment at fair value as if the transactions were with third parties and, therefore, impact segment performance. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by TWE's segments on intercompany transactions are as follows:

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Intercompany Revenues
Cable	$1	$1	$1
Filmed Entertainment	97	94	94
Networks	66	77	77

Total intercompany revenues	$164	$172	$172

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
EBITDA(a)
Cable	$728	$661	$661
Filmed Entertainment	138	100	100
Networks	169	158	158
Corporate	(20)	(19)	(19)

Total EBITDA	$1,015	$900	$900

(a)	EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, TWE's operating income was $671 million in 2002 and $623 million in 2001 (operating loss of $22 million on a historical basis).
	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Depreciation of Property, Plant and Equipment
Cable	$280	$211	$211
Filmed Entertainment	18	21	21
Networks	7	8	8
Corporate	2	1	1

Total depreciation	$307	$241	$241

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Amortization of Intangible Assets(a)
Cable	$1	$—	$488
Filmed Entertainment	34	34	98
Networks	2	2	95

Total amortization	$37	$36	$681

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

           As discussed in Note 3, when FAS 142 is initially applied, all goodwill recognized on the Company's consolidated balance sheet on that date is reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company's reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, $6.857 billion of the goodwill generated in the Merger originally

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

allocated to the TWE segments was reallocated to other segments of AOL Time Warner resulting in a change in segment assets. Following are TWE's assets by business segment, reflecting the reallocation of goodwill in accordance with FAS 142, as of March 31, 2002 and December 31, 2001:

	March 31, 2002 Historical	December 31, 2001 Historical
	(millions)
Assets
Cable	$32,482	$56,760
Filmed Entertainment	12,570	16,394
Networks	10,203	11,225
Corporate	626	679

Total assets	$55,881	$85,058

7. COMMITMENTS AND CONTINGENCIES

           In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE's petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On April 18, 2002, the defendants filed a petition of certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals and a decision on whether the court will hear the appeal is expected later in 2002.

           On April 8, 2002, three former employees of certain subsidiaries of AOL time Warner Inc. filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner Inc., the Company, Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members are required under the plans in violation of the Employee Retirement Income Security Act (''ERISA''). Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

           TWE is also subject to numerous other legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

           Additional financial information with respect to cash (payments) and receipts are as follows:

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Cash payments made for interest	$(130)	$(171)	$(171)
Interest income received	2	8	8

Cash interest expense, net	$(128)	$(163)	$(163)

Cash payments made for income taxes	$(39)	$(67)	$(67)
Income tax refunds received	1	1	1

Cash taxes, net	$(38)	$(66)	$(66)

Other Expense, Net

           Other expense, net, consists of:

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Other investment-related activity, principally net losses on equity investees	$(33)	$3	$(33)
Losses on asset securitization programs	(4)	(6)	(6)
Miscellaneous	4	(1)	(1)

Total other expense, net	$(33)	$(4)	$(40)

Other Current Liabilities

           Other current liabilities consist of:

	March 31, 2002 Historical	December 31, 2001 Historical

Accrued expenses	$1,813	$1,940
Accrued compensation	156	275
Deferred revenues	330	350
Accrued income taxes	68	51

Total	$2,367	$2,616

Part II. Other Information

Item 1. Legal Proceedings.

           Reference is made to the Hallissey et al. v. America Online, Inc.-related cases, described on page 37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the ''2001 Form 10-K''). The California state court class action, which had been removed to federal court, was remanded to California state court on March 21, 2002. On April 15, 2002, the Judicial Panel on Multi-District Litigation granted the motion to transfer the Ohio and New Jersey state cases to the United States District Court for the Southern District of New York for consolidated pretrial proceedings.

           Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al. described on page 38 of the Company's 2001 Form 10-K. On March 29, 2002, the Georgia Court of Appeals reinstated its prior decision against the defendants, which had affirmed the original punitive damages award in its entirety. On April 18, 2002, the defendants filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals.

           On April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, the Company, Time Warner Entertainment Company, L.P., Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

Item 6. Exhibits and Reports on Form 8-K.

           (a) Exhibits.

           The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

           (b) Reports on Form 8-K.

           No Current Report on Form 8-K was filed by the Company during the quarter ended March 31, 2002.

AOL TIME WARNER INC.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOL TIME WARNER INC. (Registrant)
By: /s/ Wayne H. Pace____ Name: Wayne H. Pace Title: Executive Vice President and Chief Financial Officer

Dated: May 6, 2002

EXHIBIT INDEX
Pursuant to Item 601 of Regulations S-K

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Employment Agreement, effective as of January 1, 1998, as amended through March 26, 2002, between Gerald M. Levin and the Company, as assignee of Time Warner.