Form 10-Q
period 2002-06-30
AOL TIME WARNER INC
filed 2002-08-14
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from to .

1-15062
Commission file number

AOL TIME WARNER INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4099534 (I.R.S. Employer Identification Number)

75 Rockefeller Plaza
New York, New York 10019
(212) 484-8000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class Common Stock - $.01 par value Series LMCN-V Common Stock - $.01 par value	Shares Outstanding as of July 31, 2002 4,292,109,290 171,185,826

AOL TIME WARNER INC. AND
TIME WARNER ENTERTAINMENT COMPANY, L.P.

INDEX TO FORM 10-Q

		Page
		AOL Time Warner	TWE
PART I.	FINANCIAL INFORMATION
	Management’s discussion and analysis of results of operations and financial condition	1	62
	Consolidated balance sheet at June 30, 2002 and December 31, 2001	27	76
	Consolidated statement of operations for the three and six months ended June 30, 2002 and 2001	28	77
	Consolidated statement of cash flows for the six months ended June 30, 2002 and 2001	29	78
	Consolidated statement of shareholders’ equity and partnership capital	30	79
	Notes to consolidated financial statements	31	80
	Supplementary information	54

PART II.	OTHER INFORMATION	94

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

  Overview. This section provides a general description of AOL Time Warner’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.
  Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2002 relative to the comparable periods in 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.
  Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2002 and cash flows for the six months ended June 30, 2002.
  Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by the Company throughout MD&A and in the consolidated financial statements are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

            AOL Time Warner is the world’s leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

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

            The Company has undertaken a number of business initiatives to advance cross-divisional activities, including shared infrastructures and cross-promotions of the Company’s various products and services, as well as cross-divisional and cross-platform advertising and marketing opportunities for significant advertisers. The Company’s integrated Global Marketing Solutions Group develops individualized advertising programs through which major brands can reach customers over a combination of the Company’s print, television and Internet media.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Use of EBITDA

            AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other measures, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Recent Developments

Securities Matters

            Recently, the Securities and Exchange Commission and the Department of Justice began investigating the financial reporting and disclosure practices of the Company. The Company is cooperating in the investigations. Refer to Note 12 and Part II, Item 1 for additional information.

Investment in Time Warner Entertainment Company, L.P.

            A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, LP (“TWE”). As of March 31, 2002, AOL Time Warner owned general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

            During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A Capital and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. In accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary”, AOL Time Warner has reflected the pretax impact of the dilution of its interest in TWE of approximately $690 million as an adjustment to paid-in capital (Note 6).

            AT&T has the right, during 60-day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T ’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. In June 2002, AT&T and TWE engaged Banc of America Securities LLC (“Banc of America”) to perform appraisals and make other determinations under the TWE Partnership Agreement. In July 2002, AOL Time Warner and AT&T agreed to temporarily suspend the registration rights process so that they can pursue discussion of an alternative transaction. For the time being, AOL Time Warner and AT&T have asked Banc of America not to deliver the determinations. The Company cannot at this time predict the outcome or effect, if any, of these discussions or the registration rights process, if resumed.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

            As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. As of June 30, 2002, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. The financial position and operating results of TWE-A/N are currently consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse is reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest.

            As of June 30, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner is accounted for using the equity method of accounting because of certain approval rights currently held by Advance/Newhouse, a partner in TWE-A/N.

            On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which will result in Advance/Newhouse taking a more active role in the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On August 1, 2002 (the “Debt Closing Date”), Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed management responsibilities for the Advance/Newhouse Systems, to the extent permitted under applicable government regulations, and, accordingly, AOL Time Warner and TWE will deconsolidate the financial position and operating results of these systems effective in the third quarter of 2002. Additionally, all prior period results associated with the Advance/Newhouse Systems will be reflected as a discontinued operation beginning in the third quarter of 2002. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the interests in the other TWE-A/N assets and liabilities. As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result, beginning in the third quarter of 2002, AOL Time Warner will consolidate the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment, retroactive to the beginning of the year. See Footnote 7 to the accompanying consolidated financial statements for more information regarding the impact of the deconsolidation of the Advance/Newhouse Systems and the consolidation of Road Runner on the revenues, EBITDA and operating income of the Cable segment and consolidated AOL Time Warner.

            Exclusive of any gain or loss associated with these transactions, the impact of the TWE-A/N restructuring on AOL Time Warner’s consolidated net income will be substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations. Additionally, because AOL Time Warner had previously accounted for its investment in Road Runner using the equity method of accounting, the impact on AOL Time

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Warner’s consolidated net income of consolidating Road Runner will be equal to the portion of Road Runner’s losses previously attributable to Advance/Newhouse. This impact is not expected to be material to AOL Time Warner’s net income.

            As of June 30, 2002, the Advance/Newhouse Systems had total assets of approximately $2.7 billion and had been allocated approximately $780 million of debt, which, upon the deconsolidation of the Advance/Newhouse Systems, will no longer be included in the consolidated assets and liabilities of AOL Time Warner. Additionally, as of June 30, 2002, Road Runner had total assets of approximately $180 million and no debt, which, upon the consolidation of Road Runner, will be included in the consolidated assets of AOL Time Warner.

Sale of Columbia House

            In June 2002, AOL Time Warner and Sony Corporation of America reached a definitive agreement to each sell 85% of its 50% interest in the Columbia House Company Partnerships (“Columbia House”) to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. The sale has resulted in the Company recognizing a pretax gain of approximately $59 million, which is included in other expense, net, in the accompanying consolidated statement of operations. In addition, the Company has deferred an approximate $28 million gain on the sale. As a result of the sale, the Company’s interest in Columbia House has been reduced to 7.5%. As part of the transaction, AOL Time Warner will continue to license music and video product to Columbia House for a five-year period (Note 4).

$10 Billion Revolving Credit Facilities

            In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”) which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five–year revolving credit facility and a $4 billion 364–day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements include AOL Time Warner, TWE, TWE–A/N and AOL Time Warner Finance Ireland. Borrowings will bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The 2002 Credit Agreements provide for same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings (Note 9).

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

Pro Forma Items

            AOL Time Warner’s results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based on pro forma financial information for 2001 that has been adjusted for the items discussed in the following paragraphs.

  New Accounting Standard for Goodwill and Other Intangible Assets . During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3). FAS 142 does not require retroactive restatement for all periods presented, however, the accompanying pro forma information for 2001 assumes that FAS 142 was in effect beginning January 1, 2001.
  Consolidation of AOL Europe, S.A. (“AOL Europe”) . On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann AG’s (“Bertelsmann”) 49.5% interest in AOL Europe for $5.3 billion in cash and on July 1, 2002 acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash (Note 5). As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest in and began consolidating AOL Europe, retroactive to the beginning of 2002. The pro forma information for 2001 assumes the interests in AOL Europe were acquired on January 1, 2001.
  Consolidation of IPC Group Limited (“IPC”) . In October 2001, AOL Time Warner’s Publishing segment acquired IPC, the parent company of IPC Media, from Cinven, one of Europe’s leading private equity firms, for approximately $1.6 billion. The pro forma information for 2001 assumes that IPC was acquired on January 1, 2001.

New Accounting Standards

            In addition to the pro forma adjustments previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance in several areas that require retroactive restatement of all periods presented to reflect the new accounting provisions; therefore, these adjustments impact both pro forma and historical results. These adjustments are discussed below.

“Out-of-Pocket” Expenses

            In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (“EITF”) Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for AOL Time Warner in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts AOL Time Warner’s Cable and Music segments, resulting in an

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

increase in both revenues and costs of approximately $122 million on both a pro forma and historical basis for the second quarter of 2001 and $221 million on both a pro forma and historical basis for the first six months of 2001.

Emerging Issues Task Force Issue No. 01-09

            In April 2001, the FASB’s EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts AOL Time Warner’s AOL, Music and Publishing segments. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs each were reduced by an equal amount of approximately $48 million on both a pro forma and historical basis in the second quarter of 2001 and $110 million on both a pro forma and historical basis for the first six months of 2001.

Other Significant Transactions and Nonrecurring Items

            As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of AOL Time Warner’s operating results has been affected by certain significant transactions and nonrecurring items in each period.

            AOL Time Warner’s operating results for the six months ended June 30, 2002 included (i) merger and restructuring costs of $107 million in the first quarter (Note 2), (ii) a noncash pretax charge of $945 million ($364 million in the second quarter) to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (Note 4), (iii) an approximate $59 million gain in the second quarter on the sale of a portion of the Company’s interest in Columbia House (Note 4) and (iv) an approximate $31 million gain in the second quarter on the redemption of a portion of the Company’s interest in TiVo Inc. (“TiVo”) (Note 4 ).

            For the six months ended June 30, 2001, AOL Time Warner’s operating results included (i) merger-related costs of approximately $71 million in the first quarter (Note 2) and (ii) a noncash pretax charge of approximately $620 million in the first quarter to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (Note 4).

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

            The impact of the significant transactions and nonrecurring items discussed above on the operating results for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(in millions, except per share amounts)
Adjustments for significant and nonrecurring items:
Merger and restructuring costs	$—	$—	$—	$107	$71	$71
Gain on sale of Columbia House	(59)	—	—	(59)	—	—
Gain on redemption of Tivo	(31)	—	—	(31)	—	—
Loss on writedown of investments	364	—	—	945	620	620

Pretax impact of adjustments	274	—	—	962	691	691

Income tax impact of adjustments	(110)	—	—	(385)	(276)	(276)

Net income impact of adjustments	$164	$—	$—	$577	$415	$415

Impact on basic income (loss) per common share before cumulative effect of accounting change	$0.04	$—	$—	$0.13	$0.09	$0.10

Impact on diluted income (loss) per common share before cumulative effect of accounting change	$0.03	$—	$—	$0.12	$0.09	$0.10

            In addition, the Company adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its impairment review and recorded a $54 billion noncash pretax charge for the impairment of goodwill, substantially all of which was generated in the Merger. The charge reflects overall market declines since the Merger was announced in January 2000, is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 3). In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

            Revenues and EBITDA by business segment are as follows (in millions):

	Three Months Ended June 30

	Revenues			EBITDA

	2002 Historical	2001(a)(b) Pro Forma	2001(b) Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

AOL	$2,266	$2,327	$2,133	$473	$652	$801
Cable	2,103	1,782	1,782	872	777	777
Filmed Entertainment	2,386	1,893	1,893	328	250	250
Networks	1,957	1,828	1,828	420	444	444
Music	972	935	935	102	87	87
Publishing	1,396	1,291	1,155	337	296	271
Corporate	—	—	—	(80)	(71)	(71)
Merger and restructuring costs	—	—	—	—	—	—
Intersegment elimination	(505)	(450)	(450)	11	(22)	(22)

Total revenues and EBITDA	$10,575	$9,606	$9,276	$2,463	$2,413	$2,537

Depreciation and amortization	—	—	—	(801)	(657)	(2,261)

Total revenues and operating income	$10,575	$9,606	$9,276	$1,662	$1,756	$276

	Six Months Ended June 30

	Revenues			EBITDA

	2002 Historical	2001(a)(b) Pro Forma	2001(b) Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

AOL	$4,563	$4,629	$4,241	$906	$1,159	$1,485
Cable	4,115	3,475	3,475	1,713	1,545	1,545
Filmed Entertainment	4,522	4,105	4,105	509	363	363
Networks	3,743	3,527	3,527	851	893	893
Music	1,919	1,839	1,839	198	181	181
Publishing	2,477	2,342	2,084	482	423	384
Corporate	—	—	—	(159)	(145)	(145)
Merger and restructuring costs	—	—	—	(107)	(71)	(71)
Intersegment elimination	(1,000)	(878)	(878)	13	(23)	(23)

Total revenues and EBITDA	$20,339	$19,039	$18,393	$4,406	$4,325	$4,612

Depreciation and amortization	—	—	—	(1,535)	(1,278)	(4,483)

Total revenues and operating income	$20,339	$19,039	$18,393	$2,871	$3,047	$129

______________

(a)	In order to enhance comparability, pro forma financial information for 2001 assumes that the acquisitions of IPC and the remaining interest in AOL Europe and the adoption of FAS 142 had occurred at the beginning of 2001.

(b)	Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $74 million for the second quarter of 2001 and approximately $111 million for the first six months of 2001.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated Results

            AOL Time Warner had revenues of $10.575 billion and net income of $394 million in 2002, compared to revenues of $9.606 billion and net income of $592 million on a pro forma basis in 2001 (revenues of $9.276 billion and net loss of $734 million on a historical basis). AOL Time Warner had basic and diluted net income per common

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

share of $0.09 in 2002 compared to basic and diluted net income per common share of $0.13 on a pro forma basis in 2001 (basic and diluted net loss per common share of $0.17 on a historical basis).

            As previously described, the comparability of AOL Time Warner’s operating results for 2002 have been affected by the recognition of certain significant and nonrecurring items. These items totaled $274 million of pretax losses in 2002. If these items were excluded from earnings in 2002, the aggregate net effect would be to increase basic net income per common share by $0.04 to $0.13 and diluted net income per common share by $0.03 to $0.12.

             Revenues . AOL Time Warner’s revenues increased to $10.575 billion in 2002, compared to $9.606 billion on a pro forma basis in 2001 ($9.276 billion on a historical basis). This overall increase in revenues was driven by an increase in Subscription revenues of 15% to $5.028 billion and an increase in Content and Other revenues of 20% to $3.477 billion, offset in part by a decrease in Advertising and Commerce revenues of 11% to $2.070 billion.

            As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and in subscription rates at the AOL, Cable and Networks segments. The increase in Content and Other revenues was principally due to increased revenue at the Filmed Entertainment segment related to improved international theatrical and worldwide home video results, offset in part by lower results at the AOL segment, primarily related to the termination of the iPlanet alliance with Sun Microsystems, Inc. (“Sun Microsystems”) in the third quarter of 2001. The decline in Advertising and Commerce revenues was due to lower advertising revenues principally related to the continued weakness in the online advertising market, which is expected to continue through at least the end of the year.

             Depreciation and Amortization . Depreciation and amortization increased to $801 million in 2002 from $657 million on a pro forma basis in 2001 ($2.261 billion on a historical basis). This increase was primarily due to an increase in depreciation, reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life. In addition, depreciation at the AOL segment increased primarily due to an increase in network assets acquired.

             Interest Expense, Net . Interest expense, net, decreased to $444 million in 2002, from $469 million on a pro forma basis in 2001 ($352 million on a historical basis), due principally to lower market interest rates in 2002.

             Other Expense, Net . Other expense, net, increased to $376 million in 2002 from $121 million on a pro forma basis in 2001 ($233 million on a historical basis). Other expense, net, in each period included pretax noncash charges to reduce the carrying value of certain investments that experienced an other-than-temporary decline in value. In 2002, this charge was approximately $364 million, primarily related to AOL Time Warner’s investments in Time Warner Telecom and Gateway, Inc., which was offset in part by an approximate $59 million gain on the sale of a portion of the Company’s interest in Columbia House and an approximate $31 million gain on the redemption of a portion of the Company’s interest in TiVo. In 2001, on a pro forma and historical basis, AOL Time Warner recorded a charge of approximately $54 million, which was almost entirely offset by pretax gains related to equity derivative instruments and the sale of certain investments. Excluding these charges and the Columbia House and TiVo gains, other expense, net, decreased by $19 million in 2002 primarily due to lower losses on equity method investees, offset in part by the absence of prior year net pretax investment-related gains, including gains related to the exchange of various unconsolidated cable television systems at TWE (attributable to AT&T’s minority interest). Depending upon general market conditions and the performance of individual investments in the Company’s portfolio, the Company may be required in the future to record a noncash charge to reduce the carrying value of

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

individual investments to their fair value for other-than-temporary declines. Any such charge would be unrelated to the Company’s core operations and would be recorded in other expense, net (Note 4).

             Minority Interest Expense . Minority interest expense was $147 million in 2002, compared to $150 million on a pro forma basis in 2001 ($76 million on a historical basis). Minority interest expense decreased slightly as the allocation of higher income at TWE and TWE-A/N to their minority owners was more than offset by the absence of prior year pretax gains related to the exchange of various unconsolidated cable television systems that were attributable to AT&T’s minority interest in TWE.

             Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by certain financial statement expenses that are not deductible for income tax purposes, foreign income taxed at different rates and foreign losses with no U.S. tax benefit. AOL Time Warner had income tax expense of $301 million in 2002, compared to $424 million on a pro forma basis in 2001 ($349 million on a historical basis). While the effective tax rate in each period was comparable, slight differences are attributable to differing sources of foreign income taxed at different rates and foreign losses with no U.S. tax benefit in each period. As of June 30, 2002, the Company had net operating loss carryforwards of approximately $12.6 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future US Federal taxable income and are, therefore, expected to reduce Federal taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021.

             Net Income Applicable to Common Shares and Income Per Common Share. AOL Time Warner’s net income decreased by $198 million to $394 million in 2002, compared to $592 million on a pro forma basis in 2001 (net loss of $734 million on a historical basis). However, excluding the after-tax effect of the significant and nonrecurring items referred to earlier, normalized net income decreased by $34 million to $558 million in 2002 from $592 million on a pro forma basis in 2001. Similarly, excluding the effect of significant and nonrecurring items, normalized basic and diluted net income per common share was $0.13 and $0.12, respectively in 2002 compared to $0.13 in 2001. The decrease in earnings principally resulted from higher depreciation expense, offset in part by an overall increase in AOL Time Warner’s EBITDA and lower interest expense, net.

Business Segment Results

             AOL. Revenues decreased to $2.266 billion in 2002, compared to $2.327 billion on a pro forma basis in 2001 ($2.133 billion on a historical basis). EBITDA decreased 27% to $473 million in 2002, compared to $652 million on a pro forma basis in 2001 ($801 million on a historical basis).

            Although total revenues decreased slightly, the mix in revenues changed. Specifically, revenues benefited from a 20% increase in Subscription revenues (from $1.489 billion to $1.786 billion), which was more than offset by a 42% decrease in Advertising and Commerce revenues (from $715 million to $412 million) and a 45% decrease in Content and Other revenues (from $123 million to $68 million).

            During the quarter, Subscription revenues in the US and Europe increased by 18% and 34%, respectively. The growth in Subscription revenues was principally due to membership growth and price increases in both the US and Europe. The number of AOL brand subscribers in the US and Europe was 26.5 million and 6.0 million,

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

respectively, at June 30, 2002 compared to 23.4 million and 4.8 million, respectively, at June 30, 2001. The average monthly subscription revenue per domestic subscriber for the quarter increased 5% to $18.18 as compared to $17.26 in the prior year quarter. The domestic increase reflects price increases in the standard unlimited rate plan of $1.95 per month to $23.90 (effective beginning in July 2001) and the Bring Your Own Access (BYOA) plan of $5 to $14.95 (which began rolling out in October 2001). These domestic rate plan increases were offset in part by new member acquisition programs and member service and retention programs that offer incentives in the form of discounts and free months to AOL’s members. In addition, AOL has entered into certain bundling programs with computer manufacturers (OEM) that generally do not result in subscription revenues during introductory periods as well as the sale of bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of June 30, 2002, of the 26.5 million domestic AOL members, approximately 79% were on standard unlimited pricing plans (including 12% under various free trial, member service and retention programs), 16% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (weighted average monthly rate of approximately $11.50), with the remaining 5% on OEM bundled plans. As a result of price increases in various European countries offering the AOL service, the average monthly subscription revenue per European subscriber for the quarter increased 10% to $14.07 as compared to $12.78 in the prior year quarter.

            The decline in Advertising and Commerce revenues resulted from a decline in advertising revenues (from $648 million to $342 million) as commerce revenues remained relatively flat. The decline in advertising revenues is principally due to continued weakness in the online advertising market, which is expected to continue at least through the end of this year. Also contributing to the decline in advertising revenues was a decline in revenues recognized from commitments received in prior periods. Domestic contractual commitments received in prior periods contributed advertising revenue of $220 million in the 2002 period as compared to $468 million in the comparable prior year period. This advertising revenue decline was in part mitigated by an increase in intercompany sales of advertising to other business segments of AOL Time Warner ($50 million in 2002 versus $29 million in 2001). During the quarter, advertising commitments declined to $860 million as of June 30, 2002 from $1.044 billion as of March 31, 2002. This compares to advertising commitments of $1.804 billion as of June 30, 2001 and $2.313 billion as of March 31, 2001. The Company expects to recognize a majority of the existing advertising commitments over the next four quarters.

            The decrease in Content and Other revenues is primarily due to the termination of AOL’s iPlanet alliance with Sun Microsystems in the third quarter of 2001, which contributed approximately $86 million of revenue and approximately $58 million of EBITDA during the second quarter of 2001. This was offset in part by $26 million of network revenues which are derived primarily through network services provided to Road Runner, which began in November 2001.

            The decline in EBITDA is primarily due to the advertising revenue shortfall, the absence of revenues from the iPlanet alliance and an increase in domestic marketing expenses, offset in part by a reduction in EBITDA losses at AOL Europe ($32 million in 2002 versus $149 million in 2001). The increase in advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner was more than offset by costs associated with increased intercompany advertising purchased by AOL on properties of other AOL Time Warner business segments ($73 million in 2002 versus $41 million in 2001).

             Cable . Revenues increased 18% to $2.103 billion in 2002, compared to $1.782 billion on both a pro forma and historical basis in 2001. EBITDA increased 12% to $872 million in 2002 from $777 million on both a pro forma and historical basis in 2001.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

            Revenues increased due to a 15% increase in Subscription revenues (from $1.640 billion to $1.894 billion) and a 47% increase in Advertising and Commerce revenues (from $142 million to $209 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, an increase in basic cable subscribers. Digital cable subscribers increased by 54% to 3.9 million and high-speed data subscribers increased by 75% to 2.5 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channels, including new channel launches, ($49 million in 2002 versus $0 in 2001) and the intercompany sale of advertising to other business segments of AOL Time Warner ($35 million in 2002 versus $10 million in 2001). The Company expects advertising sales to programming vendors to sequentially decline, resulting in declines in such advertising in the second half of 2002 as compared to the prior year.

            EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs. The increase in video programming costs of 22% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of increased costs associated with the roll out of new services, higher property taxes associated with the upgrade of cable plants and higher development spending in the Interactive Personal Video division.

             Filmed Entertainment. Revenues increased 26% to $2.386 billion in 2002, compared to $1.893 billion on both a pro forma and historical basis in 2001. EBITDA increased 31% to $328 million in 2002, compared to $250 million on both a pro forma and historical basis in 2001.

            Revenues and EBITDA increased at both Warner Bros. and the filmed entertainment businesses of Turner Broadcasting System, Inc. (the “Turner filmed entertainment businesses”), which include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

            For Warner Bros., the revenue increase was primarily related to the worldwide home video release of Harry Potter and the Sorcerer’s Stone, the domestic home video release of Ocean’s Eleven , as well as the continued international theatrical success of those films and the theatrical success of the second quarter release of Scooby Doo, offset in part by reduced commerce revenues related to the closure of its Studio Stores. For the Turner filmed entertainment businesses, revenues increased primarily due to New Line Cinema’s continued theatrical success of The Lord of the Rings: The Fellowship of the Ring and Blade II .

            For Warner Bros., EBITDA increased principally due to the strong revenue growth. For the Turner filmed entertainment businesses, EBITDA increased primarily due to the revenue increase as well as an absence of losses on certain theatrical releases in 2001 .

             Networks. Revenues increased 7% to $1.957 billion in 2002, compared to $1.828 billion on both a pro forma and historical basis in 2001. EBITDA declined 5% to $420 million in 2002 from $444 million on both a pro forma and historical basis in 2001.

            Revenues grew primarily due to a 7% increase in Subscription revenues with growth at both the cable networks of TBS (the “Turner cable networks”) and HBO, a 5% increase in Advertising and Commerce revenues

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

(from $679 million to $710 million) with growth at both the Turner cable networks and The WB Network and a 21% increase in Content and Other revenues with growth at HBO, offset in part by declines at the Turner cable networks. EBITDA decreased due to lower results at the Turner cable networks, offset in part by improved results at HBO and, to a lesser degree, The WB Network.

            For the Turner cable networks, Subscription revenues benefited from higher domestic rates and an increase in the number of domestic subscribers, led by TNT, CNN, Turner Classic Movies, TBS and Cartoon Network cable networks. Advertising and Commerce revenues increased marginally (from $557 million to $569 million) due to a slight recovery in the cable television advertising market and a small increase in intercompany sales of advertising to other business segments of AOL Time Warner ($25 million in 2002 versus $23 million in 2001). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series, Everybody Loves Raymond . For The WB Network, the increase in Advertising and Commerce revenues (from $122 million to $141 million) was driven by higher rates.

            For the Turner cable networks, the decrease in EBITDA was principally due to higher programming, marketing and newsgathering costs, partially offset by the increased revenues. In addition, EBITDA was negatively impacted by reserves established on receivables from Adelphia Communications, a major cable television operator (“Adelphia”). For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by reserves established on receivables from Adelphia and the write–off of development costs. For The WB Network, the improvement in EBITDA was principally due to the increase in revenues, offset in part by higher programming costs.

             Music . Revenues increased 4% to $972 million in 2002, compared to $935 million on both a pro forma and historical basis in 2001. EBITDA increased 17% to $102 million in 2002 from $87 million on both a pro forma and historical basis in 2001.

            Revenues increased primarily due to increases in DVD manufacturing and merchandising sales, and the impact of the acquisition of Word Entertainment in January 2002, offset in part by the negative effect of changes in foreign currency exchange rates on international revenues and lower industry–wide domestic recorded music sales.

            The increase in EBITDA is due primarily to the higher revenues and the impact of various cost–saving and restructuring programs. As of June 30, 2002, the Music segment had increased its domestic album market share to 17.6%, compared to 17.1% at June 30, 2001.

             Publishing. Revenues increased 8% to $1.396 billion in 2002, compared to $1.291 billion on a pro forma basis in 2001 ($1.155 billion on a historical basis). EBITDA increased 14% to $337 million in 2002 from $296 million on a pro forma basis in 2001 ($271 million on a historical basis).

            The increase in revenues is due to a 12% increase in Subscription revenues, 6% increase in Advertising and Commerce revenues (from $805 million to $850 million) and a 14% increase in Content and Other revenues. The growth in Subscription revenues was primarily due to lower commission payments to subscription agents as well as the impact of Synapse Group Inc. (“Synapse”), which was acquired in December 2001. The growth in Advertising and Commerce revenues was primarily due to revenues recognized by Synapse. This was offset in part by lower commerce revenues from Time Life’s direct marketing business and a 1% decline in advertising revenue resulting

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

from the weakness in the magazine advertising market. The increase in Content and Other revenues is due primarily to increased sales at the AOL Time Warner Book Group driven by new releases in the quarter.

            The growth in EBITDA is due primarily to the increase in revenue, overall cost savings, including cost savings in connection with the integration of IPC, and reduced costs relating to the final settlement of certain liabilities associated with the closure of American Family Enterprises (“AFE”), offset in part by additional reserves established on receivables from newsstand distributors.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated Results

            AOL Time Warner had revenues of $20.339 billion, income before the cumulative effect of an accounting change of $393 million and net loss of $53.846 billion in 2002, compared to revenues of $19.039 billion and net income of $571 million on a pro forma basis in 2001 (revenues of $18.393 billion and net loss of $2.103 billion on a historical basis). AOL Time Warner had basic and diluted income before the cumulative effect of an accounting change per common share of $0.09 in 2002 and a basic and diluted net loss of $12.12 after considering the cumulative effect of the accounting change, compared to basic and diluted net income per common share of $0.13 and $0.12, respectively, on a pro forma basis in 2001 (basic and diluted net loss per common share of $0.48 on a historical basis).

            As previously described, the comparability of AOL Time Warner’s operating results for 2002 and 2001 has been affected by the recognition of certain significant and nonrecurring items. Excluding the cumulative effect of an accounting change, these items totaled $962 million of pretax losses in 2002 compared to $691 million of pretax losses on a pro forma and historical basis in 2001. In addition, net income in 2002 was reduced by a charge of approximately $54.239 billion relating to the cumulative effect of an accounting change, discussed further in Notes 1 and 3. If these items were excluded from earnings, the aggregate net effect would be to increase basic net income per common share by $12.34 to $0.22 in 2002 and diluted net income per common share by $12.33 to $0.21 in 2002. This compares to an increase in basic and diluted net income per common share of $0.09 if these items were excluded on a pro forma basis in 2001 from basic and diluted net income per common share of $0.13 and $0.12, respectively, to basic and diluted net income per common share of $0.22 and $0.21, respectively (a decrease in basic and diluted net loss per common share of $0.10 to $0.38 on a historical basis in 2001).

             Revenues . AOL Time Warner’s revenues increased to $20.339 billion in 2002, compared to $19.039 billion on a pro forma basis in 2001 ($18.393 billion on a historical basis). The overall increase in revenues was driven by an increase in Subscription revenues of 14% to $9.768 billion and an increase in Content and Other revenues of 10% to $6.676 billion, offset by a decrease in Advertising and Commerce revenues of 12% to $3.895 billion.

            As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and in subscription rates at the AOL, Cable and Networks segments. The increase in Content and Other revenues was principally due to increased revenue at the Filmed Entertainment segment related to improved international theatrical and worldwide home video results, offset in part by lower results at the AOL segment, primarily related to the termination of the iPlanet alliance with Sun Microsystems. The decline in Advertising and Commerce revenues was principally due to lower advertising revenues related to the first quarter weakness in the overall advertising market and continued weakness in the online advertising market. The weakness in the online advertising market is expected to continue through at least the end of the year.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

             Depreciation and Amortization . Depreciation and amortization increased to $1.535 billion in 2002 from $1.278 billion on a pro forma basis in 2001 ($4.483 billion on a historical basis). This increase was primarily due to an increase in depreciation, reflecting higher levels of capital spending at the Cable segment related to the roll–out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life. In addition, depreciation at the AOL segment increased primarily due to an increase in network assets acquired.

             Interest Expense, Net . Interest expense, net, decreased to $823 million in 2002, from $904 million on a pro forma basis in 2001 ($671 million on a historical basis), due principally to lower market interest rates in 2002.

             Other Expense, Net . Other expense, net, increased to $1.074 billion in 2002 from $849 million on a pro forma basis in 2001 ($1.105 billion on a historical basis). Other expense, net, in each period included pretax noncash charges to reduce the carrying value of certain investments that experienced an other–than–temporary decline in value. In 2002, this charge was approximately $945 million, primarily related to AOL Time Warner’s investments in Time Warner Telecom and Gateway, which was offset in part by an approximate $59 million gain on the sale of a portion of the Company’s interest in Columbia House and an approximate $31 million gain on the redemption of a portion of the Company’s interest in TiVo. In 2001, on a pro forma and historical basis, AOL Time Warner recorded a charge of approximately $674 million, which was offset in part by approximately $54 million of pretax gains related to equity derivative instruments and the sale of certain investments. Excluding these charges and the Columbia House and TiVo gains, other expense, net, decreased by $10 million in 2002 primarily due to lower losses on equity method investees, offset in part by the absence of prior year net pretax investment–related gains, including gains related to the exchange of various unconsolidated cable television systems at TWE and TWE–A/N (attributable to the minority owners of TWE and TWE–A/N). Depending upon general market conditions and the performance of individual investments in the Company’s portfolio, the Company may be required in the future to record a noncash charge to reduce the carrying value of individual investments to their fair value for other–than–temporary declines. Any such charge would be unrelated to the Company’s core operations and would be recorded in other expense, net.

             Minority Interest Expense . Minority interest expense increased to $273 million in 2002, compared to $271 million on a pro forma basis in 2001 ($180 million on a historical basis). Minority interest expense increased slightly as accretion on the preferred securities of AOL Europe and the allocation of higher income at TWE–A/N and TWE to their minority owners were partially offset by the absence in 2002 of an allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE and TWE–A/N attributable to the minority owners of TWE and TWE–A/N.

             Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by certain financial statement expenses that are not deductible for income tax purposes, foreign income taxed at different rates and foreign losses with no US tax benefit. AOL Time Warner had income tax expense of $308 million in 2002, compared to $452 million on a pro forma basis in 2001 (income tax expense of $276 million on a historical basis). While the effective tax rate in each period was comparable, slight differences are attributable to differing sources of foreign income taxed at different rates and foreign losses with no U.S. tax benefit in each period.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As of June 30, 2002, the Company had net operating loss carryforwards of approximately $12.6 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future US Federal taxable income and are, therefore, expected to reduce Federal taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021.

             Net Income (Loss) Applicable to Common Shares and Income (Loss) Per Common Share Before the Cumulative Effect of an Accounting Change. AOL Time Warner’s income before the cumulative effect of an accounting change decreased by $178 million to $393 million in 2002, compared to net income of $571 million on a pro forma basis in 2001 (net loss of $2.103 billion on a historical basis). However, excluding the after–tax effect of the significant and nonrecurring items referred to earlier, normalized net income decreased by $16 million to $970 million in 2002 from $986 million on a pro forma basis in 2001. Similarly, excluding the effect of significant and nonrecurring items, normalized basic and diluted net income per common share was $0.22 and $0.21, respectively in both 2002 and 2001. The decrease in earnings principally resulted from higher depreciation expense, offset almost entirely by an overall increase in AOL Time Warner’s EBITDA and lower interest expense, net.

Business Segment Results

             AOL. Revenues decreased to $4.563 billion in 2002, compared to $4.629 billion on a pro forma basis in 2001 ($4.241 billion on a historical basis). EBITDA decreased 22% to $906 million in 2002, compared to $1.159 billion on a pro forma basis in 2001 ($1.485 billion on a historical basis).

            Although total revenues were only slightly lower, the mix in revenues changed. Specifically, revenues benefited from a 20% increase in Subscription revenues (from $2.930 billion to $3.503 billion), which was offset by a 36% decrease in Advertising and Commerce revenues (from $1.436 billion to $913 million) and a 44% decrease in Content and Other revenues (from $263 million to $147 million).

            For the six–month period, Subscription revenues in the US and Europe increased by 17% and 34%, respectively. The growth in Subscription revenues was principally due to membership growth and price increases in both the US and Europe. The number of AOL brand subscribers in the US and Europe were 26.5 million and 6.0 million, respectively, at June 30, 2002 compared to 23.4 million and 4.8 million, respectively, at June 30, 2001. The average monthly subscription revenue per domestic subscriber for the six months ended June 30, 2002 increased 5% to $18.11 from $17.28 in the comparable prior year period. The domestic increase reflects price increases in the standard unlimited rate plan of $1.95 per month to $23.90 (effective beginning in July 2001) and the BYOA plan of $5 to $14.95 (which began rolling out in October 2001). These domestic rate plan increases were offset in part by new member acquisition programs and member service and retention programs that offer incentives in the form of discounts and free months to AOL’s members. In addition, AOL has entered into certain bundling programs with OEMs that generally do not result in subscription revenues during introductory periods as well as the sale of bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of June 30, 2002, of the 26.5 million domestic AOL members, approximately 79% were on standard unlimited pricing plans (including 12% under various free trial, member service and retention programs), 16% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (weighted average monthly rate of approximately $11.20), with the remaining 5% on OEM bundled plans. As a result of price increases in various European countries offering the AOL service, the average monthly subscription revenue per European subscriber for the six–month period increased 10% to $13.82 as compared to $12.52 in the prior year period.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

            The decline in Advertising and Commerce revenues resulted from a decline in advertising revenues (from $1.286 billion to $737 million) offset in part by an increase in commerce revenues from the expansion of AOL’s merchandise business. The decline in advertising revenues was principally due to continued weakness in the online advertising market, which is expected to continue at least through the end of this year. Also contributing to the decline in advertising revenues was a decline in revenues recognized from commitments received in prior periods. Domestic contractual commitments received in prior periods contributed advertising revenue of $511 million in the 2002 period as compared to $839 million in the comparable prior year period. This advertising revenue decline was in part mitigated by an increase in intercompany sales of advertising to other business segments of AOL Time Warner ($104 million in 2002 versus $50 million in 2001). During the six–month period, advertising commitments declined to $860 million as of June 30, 2002 from $1.478 billion as of December 31, 2001. This compares to advertising commitments of $1.804 billion as of June 30, 2001, and $2.616 billion as of December 31, 2000. The Company expects to recognize a majority of the existing advertising commitments over the next four quarters.

            The decrease in Content and Other revenues is primarily due to the termination of AOL’s iPlanet alliance with Sun Microsystems in the third quarter of 2001, which contributed approximately $174 million of revenue and approximately $120 million of EBITDA during the first six months of 2001. This was offset in part by $52 million of revenues which were derived primarily through network services provided to Road Runner, which began in November 2001.

            The decline in EBITDA is primarily due to the advertising revenue decline and the absence of revenues from the iPlanet alliance and an increase in domestic marketing expenses, offset in part by a reduction in EBITDA losses at AOL Europe ($125 million in 2002 versus $326 million in 2001), the continued decline in network costs on a per hour basis, and other cost management initiatives entered into during 2001. The increase in advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner was more than offset by costs associated with increased intercompany advertising purchased by AOL on properties of other AOL Time Warner business segments ($148 million in 2002 versus $77 million in 2001).

             Cable . Revenues increased 18% to $4.115 billion in 2002, compared to $3.475 billion on both a pro forma and historical basis in 2001. EBITDA increased 11% to $1.713 billion in 2002 from $1.545 billion on both a pro forma and historical basis in 2001.

            Revenues increased due to a 16% increase in Subscription revenues (from $3.216 billion to $3.719 billion) and a 53% increase in Advertising and Commerce revenues (from $259 million to $396 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high–speed data services, an increase in digital cable subscribers and, to a lesser degree, an increase in basic cable subscribers. Digital cable subscribers increased by 54% to 3.9 million and high–speed data subscribers increased by 75% to 2.5 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channels, including new channel launches, ($99 million in 2002 versus $20 million in 2001), and the intercompany sale of advertising to other business segments of AOL Time Warner ($67 million in 2002 versus $13 million in 2001). The Company expects advertising sales to programming vendors to sequentially decline, resulting in declines in such advertising in the second half of 2002 as compared to the prior year.

            EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs. The increase in video programming costs of 25% relate to general programming rate increases across both basic and digital services, the addition of new programming services and

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of increased costs associated with the roll out of new services, higher property taxes associated with the upgrade of cable plants and higher development spending in the Interactive Personal Video division.

             Filmed Entertainment. Revenues increased 10% to $4.522 billion in 2002, compared to $4.105 billion on both a pro forma and historical basis in 2001. EBITDA increased 40% to $509 million in 2002, compared to $363 million on both a pro forma and historical basis in 2001.

            Revenues and EBITDA increased at Warner Bros. while revenues declined and EBITDA increased at the Turner filmed entertainment businesses, which include New Line Cinema, Castle Rock and the former film and television libraries of Metro–Goldwyn–Mayer, Inc. and RKO pictures.

            For Warner Bros., the revenue increase was primarily related to the worldwide theatrical and home video release of Harry Potter and the Sorcerer’s Stone and the worldwide theatrical and domestic home video release of Ocean’s Eleven . Warner Bros.’ revenues also benefited from higher worldwide consumer products licensing results, offset in part by reduced commerce revenues related to the closure of its Studio Stores. For the Turner filmed entertainment businesses, revenues decreased primarily due to lower television revenues related to the absence in 2002 of significant syndication revenues to broadcast Seinfeld and lower pay–television and basic cable television revenues due to the timing of TV availabilities for film product. This was offset in part by New Line Cinema’s continued theatrical success of The Lord of the Rings: The Fellowship of the Ring, as well as the theatrical successes of John Q and Blade II, which were released in 2002 .

            For Warner Bros., EBITDA increased principally due to improvements in the mix of theatrical product, primarily the profitability of Harry Potter and the Sorcerer’s Stone . For the Turner filmed entertainment businesses, EBITDA increased primarily due to continued theatrical success of The Lord of the Rings: The Fellowship of the Ring as well as the absence of losses on certain theatrical releases in 2001.

             Networks. Revenues increased 6% to $3.743 billion in 2002, compared to $3.527 billion on both a pro forma and historical basis in 2001. EBITDA declined 5% to $851 million in 2002 from $893 million on both a pro forma and historical basis in 2001.

            Revenues grew primarily due to an 8% increase in Subscription revenues with growth at both the Turner cable networks and HBO and an 18% increase in Content and Other revenues with growth at HBO, offset in part by decreases at the Turner cable networks. Advertising and Commerce revenues were essentially flat ($1.276 billion in 2002 compared to $1.268 billion in 2001) with increases at The WB Network and flat revenues at the Turner cable networks. EBITDA decreased due to lower results at the Turner cable networks and The WB Network, offset in part by improved results at HBO.

            For the Turner cable networks, Subscription revenues benefited from higher domestic rates and an increase in the number of domestic subscribers, led by TNT, CNN, Turner Classic Movies, TBS and Cartoon Network cable networks. Advertising and Commerce revenues were essentially flat ($1.024 billion in 2002 compared to $1.029 billion in 2001) reflecting the slight recovery in the cable television advertising market during the second quarter of 2002, which was offset in part by a slight decline in intercompany sales of advertising to other business segments of AOL Time Warner ($51 million in 2002 versus $55 million in 2001). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series Everybody Loves Raymond . For The WB Network, the increase in Advertising and Commerce revenues was driven by higher rates.

            For the Turner cable networks, the decrease in EBITDA was principally due to higher programming, marketing and newsgathering costs, partially offset by the increased Subscription revenues. In addition, EBITDA was negatively impacted by reserves established on receivables from Adelphia. For The WB Network, the EBITDA decline was principally due to higher program license fees offset in part by higher Advertising and Commerce revenues and a slight decrease in marketing costs. For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by reserves established on receivables from Adelphia and the write–off of development costs.

             Music . Revenues increased 4% to $1.919 billion in 2002, compared to $1.839 billion on both a pro forma and historical basis in 2001. EBITDA increased 9% to $198 million in 2002 from $181 million on both a pro forma and historical basis in 2001.

            Revenues increased primarily due to increases in DVD manufacturing and merchandising sales, increases in the Music segment’s worldwide recorded music sales and the impact of the acquisition of Word Entertainment in January 2002, offset in part by the negative effect of changes in foreign currency exchange rates.

            The increase in EBITDA is due primarily to the higher revenues and the impact of various cost–saving and restructuring programs. As of June 30, 2002, the Music segment had increased its domestic album market share to 17.6%, compared to 17.1% at June 30, 2001.

             Publishing. Revenues increased 6% to 2.477 billion in 2002, compared to $2.342 billion on a pro forma basis in 2001 ($2.084 billion on a historical basis). EBITDA increased 14% to $482 million in 2002 from $423 million on a pro forma basis in 2001 ($384 million on a historical basis).

            The increase in revenues is due to a 3% increase in Subscription revenues, 5% increase in Advertising and Commerce revenues (from $1.457 billion to $1.523 billion) and a 19% increase in Content and Other revenues. The growth in both Subscription revenues and Advertising and Commerce revenues was primarily due to revenues recognized by Synapse, which was acquired in December 2001. This was offset in part by lower commerce revenues from Time Life’s direct marketing business and a 3% decline in advertising revenue as a result of the continued overall weakness in the magazine advertising market. The increase in Content and Other revenues is due primarily to increased sales at the AOL Time Warner Book Group due to the carryover successes of 2001 bestsellers and the success of several 2002 releases.

            The growth in EBITDA is due primarily to the increase in revenues, overall cost savings, including cost savings in connection with the integration of IPC, and reduced costs relating to the final settlement of certain liabilities associated with the closure of AFE, offset in part by additional reserves established on receivables from newsstand distributors.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2002

Current Financial Condition

            At June 30, 2002, AOL Time Warner had $28.0 billion of debt, $1.7 billion of cash and equivalents, a portion of which was used to acquire the remaining 20% of Bertelsmann’s interest in AOL Europe on July 1, 2002 (net debt of $26.3 billion, defined as total debt less cash and cash equivalents) and $97.7 billion of shareholders’ equity, compared to $22.8 billion of debt, $719 million of cash and equivalents (net debt of $22.1 billion) and $152.1 billion of shareholders’ equity at December 31, 2001. In addition, AOL Europe also had approximately $779 million, including accrued dividends, of redeemable preferred securities outstanding, which is classified as Minority Interest in the accompanying consolidated balance sheet. These securities are required to be redeemed by the Company in April 2003 in cash, AOL Time Warner common stock, or a combination thereof, at the discretion of the Company. The Company’s outstanding utilization under its accounts receivable and backlog securitization facilities was approximately $1.8 billion as of June 30, 2002 and $1.6 billion as of December 31, 2001.

            On April 8, 2002, the Company issued the remaining $6.0 billion principal amount of debt in a public offering under AOL Time Warner’s $10 billion shelf registration statement. In July 2002, the Company entered into $10 billion of revolving credit facilities and terminated approximately $12.6 billion in previously existing credit facilities, and made a $1.45 billion cash payment to acquire the remaining 20% of Bertelsmann’s interest in AOL Europe. Taking into account these transactions, the Company had approximately $6.7 billion of committed, available funding. The Company has no scheduled debt maturities for the remainder of 2002. The Company’s total committed capacity at June 30, 2002, under its accounts receivable and backlog securitization facilities was approximately $1.980 billion. Approximately $800 million of committed capacity under the Company’s securitization facilities will mature in the third quarter of 2002. The Company intends to renew these securitization facilities prior to their maturity but there can be no assurance that it will be able to do so.

            As discussed in more detail below, management believes that AOL Time Warner’s operating cash flow, cash and equivalents, borrowing capacity under committed bank credit agreements and commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

            Cash provided by operations increased to $3.994 billion for the first six months of 2002 as compared to $1.816 billion on a pro forma basis in 2001. This year over year growth in cash flow from operations was driven primarily by over $1.4 billion of improvements in working capital, an increase in EBITDA, lower income taxes and interest payments and a decrease in payments to settle restructuring and merger–related liabilities. The improvements in working capital are related to reduced working capital needs in the current period compared to increased working capital needs in the prior period. Working capital needs are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The current period benefits are largely expected to reverse in the second half of the year.

            During the first six months of 2002, cash provided by operations of $3.994 billion reflected $4.406 billion of EBITDA, less $661 million of net interest payments, $110 million of net income taxes paid and $381 million of payments to settle merger and restructuring liabilities. Cash flow from operations also reflects a reduction in other working capital requirements of $740 million.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

            During the first six months of 2001, cash provided by operations of $1.816 billion on a pro forma basis reflected $4.325 billion of pro forma EBITDA, less $825 million of pro forma net interest payments, $204 million of pro forma net income taxes paid and $788 million of payments to settle restructuring and merger–related liabilities. Cash flow from operations also reflects an increase in working capital requirements of $692 million. On a historical basis in the first six months of 2001, there was $2.269 billion of cash provided by operations.

Investing Activities

            Cash used by investing activities was $7.230 billion in the first six months of 2002, compared to cash used by investing activities of $729 million on a pro forma basis in 2001. The year over year increase in cash used by investing activities is primarily due to the increased cash used for acquisitions and investments, principally the acquisition of 80% of Bertelsmann’s interest in AOL Europe. Also contributing to the increase is the absence in 2002 of proceeds from the sale of short–term investments that occurred in the first six months of 2001 (primarily money market investments held by the America Online at the time of the Merger).

            During the first six months of 2002, cash used by investing activities of $7.230 billion reflected approximately $5.937 billion of cash used for acquisitions and investments, including $5.3 billion which related to the acquisition of 80% of Bertelsmann’s interest in AOL Europe. In addition, cash used by investing activities in 2002 included $1.514 billion of capital expenditures and product development costs, offset in part by $221 million of proceeds received from the sale of investments.

            During the first six months of 2001, cash used by investing activities of $729 million on a pro forma basis reflected $1.252 billion of cash used for acquisitions and investments and $1.854 billion of capital expenditures and product development costs, offset in part by $690 million of cash acquired in the Merger and $1.687 billion of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2001 was due primarily to the sale of short–term investments previously held by America Online. On a historical basis in the first six months of 2001, there was $675 million of cash used by investing activities.

Financing Activities

            Cash provided by financing activities was $4.226 billion for the first six months of 2002 as compared to cash used by financing activities of $2.650 billion on a pro forma basis in 2001. The year over year increase in cash provided by financing activities is principally due to incremental borrowings in the current period used to finance the acquisition of 80% of Bertelsmann’s interest in AOL Europe compared to net repayments on borrowings and the repurchase of AOL Time Warner common stock in the prior period.

            During the first six months of 2002, cash provided from financing activities of $4.226 billion resulted from approximately $4.426 billion of net incremental borrowings, primarily used to acquire 80% of Bertelsmann’s interest in AOL Europe, and $215 million of proceeds received principally from the exercise of employee stock options, offset in part by the redemption of redeemable preferred securities at AOL Europe for $255 million, the repurchase of AOL Time Warner common stock for total cash of $102 million, $47 million of dividends and partnership distributions and $17 million of principal payments on capital leases.

            During the first six months of 2001, cash used by financing activities of $2.650 billion on a pro forma basis primarily resulted from $1.380 billion of net payments on borrowings, the repurchase of AOL Time Warner common stock for an aggregate cost of $1.376 billion, the redemption of mandatorily redeemable preferred securities of a

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

subsidiary for $575 million and $53 million of dividends and partnership distributions, offset in part by $727 million of proceeds received principally from the exercise of employee stock options. On a historical basis in the first six months of 2001, there was $2.847 billion of cash used by financing activities.

Free Cash Flow

            AOL Time Warner evaluates operating performance based on several measures including free cash flow, which is defined as cash provided by operations less capital expenditures and product development costs, dividend payments and partnership distributions, and principal payments on capital leases. The comparability of AOL Time Warner’s free cash flow has been affected by certain significant unusual and nonrecurring items in each period. Specifically, AOL Time Warner’s free cash flow has been impacted by the cash impact of the significant and nonrecurring items previously discussed. In addition, free cash flow has been impacted by payments made in settling other merger and restructuring liabilities. For the first six months of 2002, these items aggregated approximately $381 million of cash payments. On both a pro forma and historical basis for 2001 these items aggregated approximately $788 million. Excluding the effect of these nonrecurring items, free cash flow increased to $2.797 billion in 2002 from $697 million on a pro forma basis in 2001 ($1.170 billion on a historical basis), primarily due to the increase in EBITDA, improved cash flows from the Company’s filmed entertainment businesses, reduced interest and taxes paid, lower capital expenditures and product development costs and improvements in working capital. In addition, excluding the effect of nonrecurring items, the free cash flow during the first six months of 2002 represented a 62% conversion of EBITDA to free cash flow, compared to a 16% conversion ratio on a pro forma basis in 2001. Part of the growth in free cash flow was related to the timing of various cash payments and receipts which are expected to have an offsetting impact on free cash flow generation in future quarters. As a result, the Company expects a reduction in the rate that it converts EBITDA to free cash flow during the second half of 2002. On an as reported basis, free cash flow in 2002 was $2.416 billion, compared to a deficit of $91 million on a pro forma basis in 2001 (free cash flow of $382 million on a historical basis).

TWE Cash Flow Restrictions

            The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to AOL Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under its bank credit agreements, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to AOL Time Warner, subject to its individual compliance with the cash flow coverage and leverage ratio covenants contained therein.

Common Stock Repurchase Program

            In January 2001, AOL Time Warner’s Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two–year period. During the first six months of 2002, the Company repurchased approximately 4 million shares at an aggregate cost of $102 million. These repurchases increased the cumulative shares purchased under this common stock repurchase program to approximately 79.4 million shares at an aggregate cost of $3.148 billion. In an effort to maintain financial flexibility, the pace of share repurchases under this program has slowed in 2002. As such, the Company does not expect that its repurchases of common stock for the remainder of the year will be significant.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$10 Billion Shelf Registration Statement

            In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allowed AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. On April 8, 2002, AOL Time Warner issued the remaining $6 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 3, 5, 10 and 30 years. The net proceeds to the Company were approximately $3.964 billion under the first issuance and approximately $5.930 billion under the second issuance, both of which were used for general corporate purposes, including, but not limited to, the repayment of outstanding commercial paper and bank debt (Note 9).

$10 Billion Revolving Credit Facilities

            In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”) which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five–year revolving credit facility and a $4 billion 364–day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements include AOL Time Warner, TWE, TWE–A/N and AOL Time Warner Finance Ireland. Borrowings will bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The 2002 Credit Agreements provide for same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings (Note 9).

Capital Expenditures and Product Development Costs

            AOL Time Warner’s capital expenditures and product development costs amounted to $1.514 billion and $1.854 billion for the six months ended June 30, 2002 and 2001, respectively ($1.834 billion on a historical basis). Capital expenditures and product development costs principally relate to the Company’s Cable segment ($975 million in 2002 as compared to $1.141 billion in 2001), which over the past several years has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services. Also contributing to capital expenditures and product development costs are product development costs incurred by the AOL segment which amounted to $120 million and $179 million for the six months ended June 30, 2002 and 2001, respectively.

            AOL Time Warner’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, initial drops, converters and cable modems. With respect to converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in the re–deployment of these assets are expensed as incurred. Similarly, once a given household has been wired, all costs incurred in subsequent disconnects and reconnects applicable to that household are expensed as incurred. Depreciation on these assets is provided generally using the straight–line method over their estimated useful life. For converters and modems, such life is generally 3–5 years and for plant upgrades, such useful life is up to 16 years. As of June 30, 2002, the total net book value of capitalized labor and overhead costs associated with the installation of converters and modems was approximately $200 million.

            Included in the AOL segment’s product development costs are costs incurred for the production of technologically feasible computer software that generates additional functionality to its existing software products. Capitalized costs typically include direct labor and related overhead for software produced by AOL as well as the cost of software purchased from third parties. Costs incurred on a product prior to the determination that the product is technologically feasible, as well as maintenance costs of established products, are expensed as incurred. All costs in the software development process which are experimental in nature are classified as research and development and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass–marketed. Amortization is provided on a product–by–product basis using the greater of the straight–line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. The total net book value related to capitalized software costs was approximately $335 million as of June 30, 2002.

Filmed Entertainment Backlog

            Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of AOL Time Warner’s Filmed Entertainment companies was approximately $3.5 billion at June 30, 2002, compared to approximately $3.8 billion at December 31, 2001 (including amounts relating to the licensing of film product to AOL Time Warner’s Networks segment of approximately $992 million at June 30, 2002 and approximately $1.231 billion at December 31, 2001).

CAUTION CONCERNING FORWARD–LOOKING STATEMENTS AND RISK FACTORS

            The SEC encourages companies to disclose forward–looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward–looking statements. Those forward–looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward–looking statements whether as a result of such changes, new information, future events or otherwise.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

           AOL Time Warner operates in highly competitive, consumer–driven and rapidly changing Internet, media and entertainment businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. AOL Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of AOL Time Warner or its business segments in the future and could also cause actual results to differ from those contained in the forward–looking statements, including those identified in AOL Time Warner’s other filings with the SEC and the following:

  For AOL Time Warner’s America Online businesses, the ability to develop new products and services to remain competitive; the ability to develop, adopt or have access to new technologies; the ability to successfully implement its broadband strategy; the ability to have access to distribution channels controlled by third parties; the ability to retain and grow the subscriber base; the ability to provide adequate server, network and system capacity; increased costs and business disruption resulting from the financial difficulties being experienced by a number of AOL’s network service providers including WorldCom; the risk of unanticipated increased costs for network services; increased competition from providers of Internet services; the ability to renew existing advertising or marketing commitments, including the ability to renew or replace individual large multi–period online advertising commitments with similar commitments or with shorter term advertising sales, which are generally affected more by the current unfavorable state of overall online advertising market conditions; the ability to maintain or renew large advertising arrangements (during the six months ended June 30, 2002, the ten most significant third party advertising customers of America Online represented 42% of total America Online domestic advertising revenues as compared to 29% for six months ended June 30, 2001); the ability to maintain or enter into new electronic commerce, advertising, marketing or content arrangements; the risk that the online advertising market will not improve at all or at a rate comparable to improvements in the general advertising market; the ability to maintain and grow market share in the enterprise software industry; the risks from changes in US and international regulatory environments affecting interactive services; and the ability to continue to expand successfully internationally.

  For AOL Time Warner’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as “digital must–carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set–top boxes) or services (such as digital cable, high–speed online services, telephony over cable or video–on–demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; the ability to enter into new program vendor advertising arrangements; and greater than expected increases in programming or other costs.

  For AOL Time Warner’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments which may facilitate piracy of the Company’s copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non–affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell–through markets.

  For AOL Time Warner’s network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer–to–peer file sharing; the impact of personal video recorder “ad–stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

  For AOL Time Warner’s music business, its ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists; its ability to continue to enforce its intellectual property rights in digital environments; piracy of programming by means of Internet peer–to–peer file sharing; its ability to develop a successful business model applicable to a digital online environment; the potential repeal of Subsection (6) of California Labor Code Section 2855 regarding the maximum length of personal service contracts; the potential repeal of the Sonny Bono Copyright Term Extension Act; risks associated with foreign currency exchange rates; and the overall strength of global music sales.

  For AOL Time Warner’s print media and publishing businesses, fluctuations in spending levels by advertisers and consumers; unanticipated increases in paper, postal and distribution costs (including costs resulting from financial pressure on the US Postal Service); increased costs and business disruption resulting from instability in the newsstand distribution channel; the introduction and increased popularity of alternative technologies for the provision of news and information; and the ability to continue to develop new sources of circulation.

  For AOL Time Warner generally, the risks related to the continued successful operation of the businesses of AOL Time Warner on an integrated basis and the possibility that the Company will not be able to continue to realize the benefits of the combination of these businesses; lower than expected valuations associated with the cash flows and revenues at the AOL Time Warner segments may result in the inability of the Company to realize the value of recorded intangibles and goodwill at those segments.

            In addition, the Company’s overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates, decreased liquidity in the capital markets (including any reduction in its ability to access either the capital markets for debt securities or bank financings), failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the Company’s plans, strategies and intentions.

AOL TIME WARNER INC.
CONSOLIDATED BALANCE SHEET

	June 30, 2002 Historical	December 31, 2001 Historical
	(Unaudited)
	(millions, except per share amounts)
ASSETS
Current assets
Cash and equivalents	$1,709	$719
Receivables, less allowances of $2.224 and $1.889 billion	4,996	6,054
Inventories	1,668	1,791
Prepaid expenses and other current assets	1,802	1,710

Total current assets	10,175	10,274
Noncurrent inventories and film costs	3,418	3,490
Investments, including available-for-sale securities	5,286	6,886
Property, plant and equipment	13,114	12,684
Intangible assets subject to amortization	7,335	7,289
Intangible assets not subject to amortization	37,822	37,708
Goodwill	80,105	127,424
Other assets	2,853	2,804

Total assets	$160,108	$208,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,125	$2,257
Participations payable	1,407	1,253
Royalties and programming costs payable	1,573	1,515
Deferred revenue	1,489	1,456
Debt due within one year	87	48
Other current liabilities	6,128	6,443

Total current liabilities	12,809	12,972
Long-term debt	27,935	22,792
Deferred income taxes	10,849	11,260
Deferred revenue	1,118	1,054
Other liabilities	4,483	4,819
Minority interests	5,198	3,591

Shareholders’ equity
Series LMCN-V Common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
AOL Time Warner Common Stock, $0.01 par value, 4.289 and 4.258 billion shares outstanding	42	42
Paid-in capital	155,051	155,172
Accumulated other comprehensive income (loss), net	(339)	49
Retained earnings	(57,040)	(3,194)

Total shareholders’ equity	97,716	152,071

Total liabilities and shareholders’ equity	$160,108	$208,559

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001(a) Pro Forma	2001 Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

		(millions, except per share amounts)
Revenues:
Subscriptions	$5,028	$4,382	$4,098	$9,768	$8,532	$7,987
Advertising and commerce	2,070	2,338	2,273	3,895	4,435	4,309
Content and other	3,477	2,886	2,905	6,676	6,072	6,097

Total revenues(b)	10,575	9,606	9,276	20,339	19,039	18,393

Costs of revenues(b)	(6,168)	(5,237)	(4,892)	(11,998)	(10,771)	(9,939)
Selling, general and administrative(b)	(2,568)	(2,439)	(2,327)	(5,020)	(4,810)	(4,698)
Amortization of goodwill and other intangible assets	(177)	(174)	(1,781)	(343)	(340)	(3,556)
Merger and restructuring costs	—	—	—	(107)	(71)	(71)

Operating income	1,662	1,756	276	2,871	3,047	129

Interest expense, net(b)	(444)	(469)	(352)	(823)	(904)	(671)
Other expense, net(b)	(376)	(121)	(233)	(1,074)	(849)	(1,105)
Minority interest expense	(147)	(150)	(76)	(273)	(271)	(180)

Income (loss) before income taxes and cumulative effect of accounting change	695	1,016	(385)	701	1,023	(1,827)

Income tax provision	(301)	(424)	(349)	(308)	(452)	(276)

Income (loss) before cumulative effect of accounting change	394	592	(734)	393	571	(2,103)
Cumulative effect of accounting change	—	—	—	(54,239)	—	—

Net income (loss) applicable to common shares	$394	$592	$(734)	$(53,846)	$571	$(2,103)

Basic income (loss) per common share before cumulative effect of accounting change	$0.09	$0.13	$(0.17)	$0.09	$0.13	$(0.48)
Cumulative effect of accounting change	—	—	—	(12.21)	—	—

Basic net income (loss) per common share	$0.09	$0.13	$(0.17)	$(12.12)	$0.13	$(0.48)

Average basic common shares	4,454.1	4,434.9	4,434.9	4,441.7	4,423.8	4,423.8

Diluted income (loss) per common share before cumulative effect of accounting change	$0.09	$0.13	$(0.17)	$0.09	$0.12	$(0.48)
Cumulative effect of accounting change	—	—	—	(12.21)	—	—

Diluted net income (loss) per common share	$0.09	$0.13	$(0.17)	$(12.12)	$0.12	$(0.48)

Average diluted common shares	4,528.2	4,606.1	4,606.1	4,531.2	4,598.8	4,598.8

______________

(a)	In order to enhance comparability, pro forma statements for 2001 are presented supplementally as if IPC and the remaining interest in AOL Europe had been acquired and FAS 142 had been applied at the beginning of 2001 (Note 1).
(b)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$251	$229	$229	$473	$466	$466
Cost of revenues	(101)	(74)	(74)	(183)	(177)	(177)
Selling, general and administrative	7	1	1	12	(12)	(12)
Interest income (expense), net	9	4	4	5	8	8
Other income (expense), net	(9)	(5)	(5)	(5)	(10)	(10)

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2002 Historical	2001(a) Pro Forma	2001 Historical

	(millions, except per share amounts)
OPERATIONS
Net income (loss)	$(53,846)	$571	$(2,103)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,239	—	—
Depreciation and amortization	1,535	1,278	4,483
Amortization of film costs	1,067	1,066	1,066
Loss on writedown of investments	954	674	674
Net gain on sale of investments	(94)	(33)	(33)
Equity in losses of investee companies after distributions	227	301	584
Changes in operating assets and liabilities, net of acquisitions	(88)	(2,041)	(2,402)

Cash provided by operations	3,994	1,816	2,269

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	690	690
Investments and acquisitions, net of cash acquired	(5,937)	(1,252)	(1,218)
Capital expenditures and product development costs	(1,514)	(1,854)	(1,834)
Investment proceeds	221	1,687	1,687

Cash used by investing activities	(7,230)	(729)	(675)

FINANCING ACTIVITIES
Borrowings	13,406	6,555	6,245
Debt repayments	(8,980)	(7,935)	(7,834)
Redemption of mandatorily redeemable preferred securities of subsidiary	(255)	(575)	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	215	727	727
Current period repurchases of common stock	(102)	(1,376)	(1,376)
Dividends paid and partnership distributions	(47)	(53)	(53)
Principal payments on capital leases	(17)	—	—
Other	6	7	19

Cash provided (used) by financing activities	4,226	(2,650)	(2,847)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	990	(1,563)	(1,253)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	719	2,801	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$1,709	$1,238	$1,357

______________

(a)	In order to enhance comparability, pro forma financial statements for 2001 are presented supplementally as if IPC and the remaining interest in AOL Europe had been acquired and FAS 142 had been applied at the beginning of 2001 (Note 1).

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited)

	2002 Historical	2001 Historical

	(millions)

BALANCE AT BEGINNING OF PERIOD	$152,071	$6,778

Issuance of common stock in connection with America Online-Time Warner merger	—	146,430
Reversal of America Online’s deferred tax valuation allowance	—	4,419

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner merger	152,071	157,627

Net loss	(53,846)	(2,103)
Other comprehensive loss(a)	(388)	(3)

Comprehensive loss	(54,234)	(2,106)

Repurchases of AOL Time Warner common stock	(102)	(1,376)
Dilution of interest in Time Warner Entertainment Company, L.P. (net of $276 million income tax impact)	(414)	—
Other, principally shares issued pursuant to stock option and benefit plans, including $121 million and $1.180 billion of tax benefit	395	1,942

BALANCE AT END OF PERIOD	$97,716	$156,087

______________

(a)	2002 includes a $141 million pretax reduction (income tax impact of $56 million), related to the write-down of certain investments, accounted for under FAS 115, from a decline in market value determined to be other-than-temporary.

See accompanying notes.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

            AOL Time Warner Inc. (“AOL Time Warner” or the “Company”) is the world’s leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

            AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing. Financial information for AOL Time Warner’s various business segments is presented in Note 11.

            Each of the business interests within AOL Time Warner – AOL, Cable, Filmed Entertainment, Networks, Music and Publishing – is important to management’s objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading worldwide Internet services, such as the AOL and Compuserve services, leading Web properties, such as Netscape, Moviefone and MapQuest, instant messaging services, such as ICQ and AOL Instant Messenger, and music properties, such as the AOL Music Channel and Winamp, (2) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (3) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones , (4) leading television networks, such as The WB Network, HBO, Cinemax, CNN, TNT, TBS Superstation and Cartoon Network, (5) copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International and (6) magazine franchises, such as Time, People and Sports Illustrated .

Investment in Time Warner Entertainment Company, L.P.

            A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). As of June 30, 2002, AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”) (Note 6).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Basis of Presentation

Interim Financial Statements

            The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AOL Time Warner, included in its Annual Report on Form 10–K for the year ended December 31, 2001, as amended by Amendment No. 1 thereto on Form 10–K/A filed March 26, 2002 and Amendment No. 2 thereto on Form 10–K/A filed June 28, 2002 (the “2001 Form 10–K”).

Revenue Classification Changes

Reimbursement of “Out–of–Pocket” Expenses

            In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued as interpretive guidance EITF Topic No. D–103, “Income Statement Characterization of Reimbursements Received for ‘Out–of–Pocket’ Expenses Incurred” (“Topic D–103”). Topic D–103 requires that reimbursements received for out–of–pocket expenses be classified as revenue on the income statement and was effective for AOL Time Warner in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts AOL Time Warner’s Cable and Music segments, resulting in an increase in both revenues and costs of approximately $122 million on both a pro forma and historical basis in the second quarter of 2001 and an increase in both revenues and costs of approximately $221 million on both a pro forma and historical basis for the first six months of 2001.

Emerging Issues Task Force Issue No. 01–09

            In April 2001, EITF reached a final consensus on EITF Issue No. 00–25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF Issue No. 01–09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01–09”). EITF 01–09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01–09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts AOL Time Warner’s AOL, Music and Publishing segments and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01–09, the Company’s revenues and costs each were reduced by an equal amount of approximately $48 million on a pro forma and historical basis in the second quarter of 2001 and approximately $110 million on a pro forma and historical basis for the first six months of 2001.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounting for Business Combinations

            In July 2001, the FASB issued Statements of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling–of–interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for AOL Time Warner in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner recorded a one–time, noncash charge of approximately $54 billion to reduce the carrying value of its goodwill. Such charge is non–operational in nature and is reflected as a cumulative effect of accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting FAS 142, see Note 3.

Reclassifications

            Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2002 presentation.

2.     MERGER AND RESTRUCTURING COSTS

Merger Costs

            In accordance with accounting principles generally accepted in the United States, AOL Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the Merger, or otherwise did not qualify as a liability or cost assumed in a purchase business combination, including AOL Time Warner’s acquisition of Time Warner. Merger costs both capitalized and expensed are discussed in more detail in the following paragraphs.

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

            Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments are continuing after the employee was terminated. Termination payments of approximately $300 million were made in 2001 ($95 million of which was in the second quarter and $135 million for the first six months of 2001),

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

an additional $64 million was paid in the second quarter of 2002 and approximately $168 million was paid for the first six months of 2002. In addition, for the first six months of 2002, there were noncash reductions in the restructuring accrual of approximately $16 million (none in the second quarter), as actual termination payments were less than amounts originally estimated. As of June 30, 2002, the remaining liability of approximately $396 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

            The restructuring accrual also includes approximately $460 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company plans to consolidate certain operations and has exited other under–performing operations, including the Studio Store operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $165 million in 2001 ($40 million of which was paid in the second quarter and $60 million for the first six months of 2001), an additional $30 million was paid in the second quarter of 2002 and $66 million was paid in the first six months of 2002. In addition, for the second quarter and the first six months of 2002, there were noncash reductions in the restructuring accrual of approximately $15 million, as actual termination payments were less than amounts originally estimated. As of June 30, 2002, the remaining liability of approximately $214 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

            Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner is as follows (in millions):

	Employee Termination	Other Exit Costs	Total

Initial Accruals	$880	$460	$1,340
Cash paid – 2001	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	580	295	875
Cash paid – 2002	(168)	(66)	(234)
Noncash reductions(a) – 2002	(16)	(15)	(31)

Restructuring liability as of June 30, 2002	$396	$214	$610

______________

(a)	Noncash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Merger Costs Expensed as Incurred

            During 2001, the restructuring plans included approximately $250 million of merger costs that were expensed as incurred and included in merger and restructuring costs in the accompanying consolidated statement of operations (none of which was recognized in the second quarter and $71 million for the first six months of 2001). Of the $250 million, approximately $201 million related to employee termination benefits and other contractual terminations at the AOL segment, approximately $37 million related to the renegotiation of various contractual commitments in the Music

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

segment and approximately $12 million related to costs incurred in connection with the termination of AOL Time Warner’s merger discussions with AT&T regarding their broadband businesses. As of June 30, 2002, approximately $39 million of the $250 million has not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

Restructuring Costs

            During the first six months of 2002, the Company has incurred and accrued other restructuring costs of $107 million related to various contractual terminations and obligations, including certain contractual employee termination benefits. As of June 30, 2002, $71 million has been paid against these accruals. The remaining $36 million is primarily classified as a current liability in the accompanying consolidated balance sheet. These costs are included in merger and restructuring costs in the accompanying consolidated statement of operations.

            Included in the 2002 restructuring charge is $64 million related to lease obligations of the AOL segment for network modems that will no longer be used because network providers are upgrading their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services from a third–party. During the first quarter of 2002, a plan was established under which a network provider would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems will no longer be in use.

            In addition to the lease costs referred to above, there is one remaining network arrangement that continues to use AOL supplied modems, in which AOL has a remaining modem lease obligation of approximately $65 million. AOL is currently in discussions with the network provider regarding the use of AOL supplied modems. If the network provider of this remaining network arrangement should similarly decide to replace the AOL modems, the Company could be required to recognize an additional restructuring charge in subsequent periods for the portion of the remaining lease obligation, less estimated recoveries, related to the period the AOL modems would not be in use.

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

            Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 11 – Segment Information. This methodology differs from AOL Time Warner’s previous policy, as provided under accounting standards existing at that time, of using undiscounted cash flows on an enterprise–wide basis to determine if goodwill was recoverable.

            Upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner recorded a one–time, noncash charge of approximately $54 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            The FAS 142 goodwill impairment is associated solely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the decline in the Company’s stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company’s reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger has been reallocated to the AOL segment.

            A summary of changes in the Company’s goodwill during the first six months of 2002, and total assets at June 30, 2002, by business segment is as follows (in millions):

	Goodwill				Total Assets

	January 1, 2002(1)	Acquisitions & Adjustments(2)	Impairments(3)	June 30, 2002	June 30, 2002

AOL	$27,729	$7,077	$—	$34,806	$40,372
Cable	33,263	—	(22,980)	10,283	48,491
Filmed Entertainment(4)	9,110	(107)	(4,091)	4,912	15,885
Networks(5)	33,562	22	(13,077)	20,507	31,688
Music	5,477	29	(4,796)	710	7,337
Publishing	18,283	(137)	(9,259)	8,887	14,103
Corporate	—	—	—	—	2,232

Total	$127,424	$6,884	$(54,203)	$80,105	$160,108

______________

(1)	Reflects the reallocation of goodwill to the AOL reporting unit under FAS 142.
(2)	Adjustments primarily relate to the Company’s preliminary purchase price allocation for several acquisitions. Specifically, the ultimate goodwill associated with certain acquisitions (including IPC, Business 2.0, Synapse, AOL Europe, and This Old House) continues to be adjusted as the value of the assets and liabilities (including merger liabilities) acquired are finalized.
(3)	The impairment charge does not include approximately $36 million related to goodwill impairments associated with equity investees.
(4)	Includes impairments at Warner Bros. $(2.851 billion) and at the Turner filmed entertainment businesses $(1.240 billion).
(5)	Includes impairments at the Turner cable networks $(10.933 billion), HBO $(1.933 billion) and The WB Network $(211 million).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            As of June 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of June 30, 2002			As of December 31, 2001

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Music catalogues and copyrights	$3,180	$(241)	$2,939	$3,080	$(153)	$2,927
Film library	3,559	(293)	3,266	3,559	(196)	3,363
Customer lists and other intangible assets	1,808	(678)	1,130	1,519	(520)	999

Total	$8,547	$(1,212)	$7,335	$8,158	$(869)	$7,289

Intangible assets not subject to amortization :
Cable television franchises	$28,449	$(1,878)	$26,571	$28,452	$(1,878)	$26,574
Sports franchises	500	(20)	480	500	(20)	480
Brands, trademarks and other intangible assets	11,091	(320)	10,771	10,974	(320)	10,654

Total	$40,040	$(2,218)	$37,822	$39,926	$(2,218)	$37,708

            The Company recorded amortization expense of $177 million during the second quarter of 2002 compared to $174 million on a pro forma basis during the second quarter of 2001. The Company recorded amortization expense of $343 million for the first six months of 2002 compared to $340 million on a pro forma basis for the first six months of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $680 million; 2003: $646 million; 2004: $634 million; 2005: $568 million; and 2006: $435 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

            During the first six months of 2002, the Company acquired the following intangible assets (in millions):

		Weighted Average Amortization Period

Music catalogues and copyrights	$100	15 years
Customer lists and other intangible assets subject to amortization	289	6 years
Cable television franchises	10	Indefinite
Brands, trademarks and other intangible assets not subject to amortization	117	Indefinite

Total	$516

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had AOL Time Warner adopted FAS 142 on January 1, 2001, the historical net income (loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts indicated below:

	Three Months Ended June 30, 2001

	(millions, except per share amounts)
	Net income (loss)	Net income (loss) per basic common share	Net income (loss) per diluted common share

As reported – historical basis	$(734)	$(0.17)	$(0.17)
Impact of dilutive shares on historical net loss	—	—	0.01
Add: Goodwill amortization	1,304	0.30	0.28
Add: Intangible amortization	364	0.08	0.08
Add: Equity investee goodwill amortization	141	0.03	0.03
Minority interest impact	(62)	(0.01)	(0.01)
Income tax impact(a)	(177)	(0.04)	(0.04)

Adjusted	$836	$0.19	$0.18

______________

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

	Six Months Ended June 30, 2001

	(millions, except per share amounts)
	Net income (loss)	Net income (loss) per basic common share	Net income (loss) per diluted common share

As reported – historical basis	$(2,103)	$(0.48)	$(0.48)
Impact of dilutive shares on historical net loss	—	—	0.02
Add: Goodwill amortization	2,579	0.58	0.56
Add: Intangible amortization	728	0.17	0.16
Add: Equity investee goodwill amortization	284	0.06	0.06
Minority interest impact	(79)	(0.02)	(0.02)
Income tax impact(a)	(373)	(0.08)	(0.08)

Adjusted	$1,036	$0.23	$0.22

______________

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

4.     INVESTMENTS

Investment Write-Downs

            The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines of approximately $364 million in the second quarter of 2002 and $945 million for the six months ended June 30, 2002, which are included in other expense, net, in the accompanying consolidated statement of operations. The Company recorded noncash pretax charges of $54 million for the second quarter of 2001 and $674 million for the first six months of 2001, on both a pro forma and historical basis, which are included in other expense, net, in the accompanying consolidated statement of operations. In addition, the 2001 second quarter charge was almost entirely offset by pretax gains related to equity derivative instruments and the sale of certain securities.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            Included in the noncash pretax charges noted above for the three and six months ended June 30, 2002 is a charge of approximately $201 million and $772 million, respectively, to reduce AOL Time Warner’s investment in Time Warner Telecom Inc. (“Time Warner Telecom”), and $101 million in the second quarter relating to an investment in Gateway Inc. for declines deemed to be other-than-temporary. Time Warner Telecom is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The value of the Time Warner Telecom investment was adjusted upward in the Merger by over $2 billion to its estimated fair value. Since the date of the Merger, Time Warner Telecom’s share price has declined significantly, resulting in impairment charges of approximately $1.2 billion in the fourth quarter of 2001 and approximately $772 million for the first six months of 2002. As of June 30, 2002, the remaining carrying value of the Company’s investment in Time Warner Telecom is approximately $85 million.

            As of June 30, 2002, Time Warner Telecom was owned 44% by AOL Time Warner, 14% by Advance/Newhouse Partnership and 42% by other third parties. AOL Time Warner’s interest in Time Warner Telecom is being accounted for using the equity method of accounting. For the three months ended June 30, 2002, Time Warner Telecom had revenues, operating loss and net loss of approximately $185 million, $4 million and $31 million, respectively. For the six months ended June 30, 2002, Time Warner Telecom had revenues, operating loss and net loss of approximately $353 million, $23 million and $74 million, respectively.

            As of June 30, 2002, AOL Time Warner has total investments, excluding equity-method investments, of $1.953 billion for which the carrying value exceeded their estimated fair value by approximately $350 million. This is primarily due to unrealized losses of approximately $400 million based on a carrying value of approximately $1.2 billion related to the Company’s investment in Hughes Electronics Corp. (“Hughes”). At this time, management has concluded that the decline in fair value of the Company’s investment in Hughes is temporary. However, depending upon general market conditions and the performance of individual investments, including Hughes and investments accounted for under the equity method of accounting, the Company may be required in the future to record a noncash charge to reduce the carrying value of individual investments to their fair value for other-than-temporary declines. Any such charge would be unrelated to the Company’s core operations and would be recorded in other income (expense), net.

Sale of Columbia House

            The Columbia House Company Partnerships (“Columbia House”) was a 50-50 joint venture between AOL Time Warner and Sony Corporation of America (“Sony”). In June 2002, AOL Time Warner and Sony reached a definitive agreement to each sell 85% of its 50% interest in Columbia House to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. Under the terms of the sale agreement, the Company received proceeds of approximately $125 million in cash and a subordinated note receivable from Columbia House Holdings, Inc., a majority owned subsidiary of Blackstone, with a face amount of approximately $35 million. The sale has resulted in the Company recognizing a pretax gain of approximately $59 million, which is included in other expense, net, in the accompanying consolidated statement of operations. In addition, the Company has deferred an approximate $28 million gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As a result of the sale, the Company’s interest in Columbia House has been reduced to 7.5%. As part of the transaction, AOL Time Warner will continue to license music and video product to Columbia House for a five-year period.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Redemption of an interest in TiVo

            During the second quarter of 2002, approximately 1.6 million shares of preferred stock of TiVo Inc. (“TiVo”) held by the Company were redeemed. As a part of this transaction, the Company also sold certain rights and licenses for developed technology to TiVo. In return, the Company received proceeds of approximately $44 million of cash and recognized a gain of approximately $31 million, which is included in other expense, net, in the accompanying consolidated statement of operations.

AOL Latin America Convertible Debt

            America Online Latin America, Inc. (“AOL Latin America”) is a joint venture among AOL Time Warner, the Cisneros Group and Banco Itaú (a leading Brazilian bank) that provides online services and support principally to customers in Brazil, Mexico and Argentina. In August 2000, AOL Latin America successfully completed an initial public offering of approximately 25 million shares of its Class A common stock, representing approximately 10% of the ownership interest in AOL Latin America at the time of the offering.

            In March 2002, AOL Time Warner announced that it will make available to AOL Latin America up to $160 million throughout 2002 to fund the operations of AOL Latin America. In exchange for this investment, AOL Time Warner will receive senior convertible notes. Each note will carry a fixed interest rate of 11% per annum (payable quarterly), will have a five-year maturity and will be convertible into AOL Latin America convertible preferred stock, which is convertible into Class A common stock of AOL Latin America at a conversion price of $3.624 per share (20% above the market price at the time of investment). Assuming the conversion of all of the Company’s investments in convertible securities of AOL Latin America, including the full $160 million principal amount of notes, AOL Time Warner’s economic interest in AOL Latin America would increase to approximately 50%. AOL Latin America has the option to redeem the notes after 18 months and the option to make interest payments in either cash or additional shares of convertible preferred stock. As of June 30, 2002, AOL Time Warner had provided AOL Latin America approximately $45 million of this committed amount.

5.     AOL EUROPE

            AOL Europe S.A. (“AOL Europe”) was a joint venture between AOL Time Warner and Bertelsmann AG (“Bertelsmann”). AOL Europe provides the AOL service and the CompuServe service in several European countries. In March 2000, America Online and Bertelsmann announced an agreement to restructure their interests in AOL Europe. This restructuring consisted of a put and call arrangement under which the Company could purchase or be required to purchase Bertelsmann’s 49.5% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion.

            On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann’s 49.5% interest in AOL Europe for $5.3 billion in cash as a result of Bertelsmann’s exercise of its initial put option. On July 1, 2002, AOL Time Warner acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash. As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest and began consolidating AOL Europe, retroactive to the beginning of 2002. Previously, the Company owned a 49.5% preferred interest in AOL Europe and accounted for its investment in AOL Europe using the equity method of accounting. At January 31, 2002, AOL Europe had $573 million of debt which was subsequently refinanced with AOL Time Warner debt carrying lower interest rates. Additionally, in February 2002, certain redeemable preferred securities previously issued by AOL Europe were redeemed for $255 million. AOL Europe’s remaining $725 million of preferred securities are redeemable in April 2003 in cash, AOL Time Warner common stock, or a combination thereof, at the discretion of the Company (Note 10).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

             As of January 1, 2002, AOL Europe had total assets of approximately $150 million, consisting principally of approximately $88 million in receivables and approximately $52 million in cash and equivalents. In addition, AOL Europe had approximately $2.0 billion of total liabilities, including $573 million of debt, approximately $415 million of other current liabilities and approximately $1 billion of redeemable preferred securities, including $255 million of redeemable preferred securities redeemed in February 2002. The assets and liabilities of AOL Europe are included in the AOL segment. In connection with the allocation of the price paid by AOL Time Warner to acquire the additional interest in AOL Europe, the AOL segment recognized approximately $7.0 billion of goodwill and approximately $230 million of subscriber lists, which will be amortized over a useful life of 5 years with no residual value. The allocation of the purchase price is preliminary because the Company has yet to complete its valuation process for these intangible assets.

6.     INVESTMENT IN TWE

            TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Networks-HBO and The WB Network, and Cable businesses previously owned by subsidiaries of AOL Time Warner. As of March 31, 2002, AOL Time Warner, through its wholly owned subsidiaries, collectively owned general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by AT&T. Certain AOL Time Warner subsidiaries are the general partners of TWE (the “General Partners”).

            During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. The option allowed AT&T to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests determined based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option, and whether AT&T or TWE elected to have the exercise price paid with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice that the option would be exercised on a cashless basis, effective May 31, 2002. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. In accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” AOL Time Warner has reflected the pretax impact of the dilution of its interest in TWE of approximately $690 million as an adjustment to equity. Due to the Company’s 100% ownership of the Series B Capital, AOL Time Warner’s economic interest in TWE exceeds 72.36%.

            AT&T has the right, during 60-day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. In June 2002, AT&T and TWE engaged Banc of America Securities LLC (“Banc of America”) to perform appraisals and make other determinations under the TWE Partnership Agreement. In July 2002, AOL Time Warner and AT&T agreed to temporarily suspend the registration process so that they can purse discussion of an alternative transaction. For the time being, AOL Time Warner and AT&T have asked Banc of America not to deliver the determinations. The Company cannot at this time predict the outcome or effect, if any, of these discussions or the registration rights process, if resumed.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. TWE reported net income of $863 million, excluding a $22 billion noncash charge related to the cumulative effect of an accounting change, for the first six months of 2002 and net income of $767 million on a pro forma basis for the first six months of 2001 ($582 million net loss on a historical basis). Because of the priority rights over allocations of income and distributions of TWE held by the General Partners, $805 million of TWE’s income for the six months ended June 30, 2002 was allocated to AOL Time Warner and $58 million was allocated to AT&T. On a pro forma basis for the six months ended June 30, 2001, $726 million of TWE’s net income was allocated to AOL Time Warner and $41 million was allocated to AT&T ($540 million of TWE’s loss was allocated to AOL Time Warner and $42 million was allocated to AT&T on a historical basis).

           The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

7.     RESTRUCTURING OF TWE-ADVANCE/NEWHOUSE PARTNERSHIP AND ROAD RUNNER

            As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. As of June 30, 2002, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. The financial position and operating results of TWE-A/N are currently consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse is reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest.

            As of June 30, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner is accounted for using the equity method of accounting because of certain approval rights currently held by Advance/Newhouse, a partner in TWE-A/N.

            On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which will result in Advance/Newhouse taking a more active role in the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon receipt of certain regulatory approvals. On August 1, 2002 (the “Debt Closing Date”), Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed management responsibilities for the Advance/Newhouse Systems, to the extent permitted under applicable government regulations, and accordingly, AOL Time Warner and TWE will deconsolidate the financial position and operating results of these systems effective in the third quarter of 2002. Additionally, all prior period results associated with the Advance/Newhouse systems will be reflected as a discontinued operation beginning in the third quarter of 2002. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the interests in the other TWE-A/N assets and liabilities. As part of the restructuring of TWE-

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A/N, on the Debt Closing Date, AOL Time Warner acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result, beginning in the third quarter of 2002, AOL Time Warner will consolidate the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment, retroactive to the beginning of the year.

            The impact on the AOL Time Warner Cable segment of consolidating Road Runner is affected by certain transactions between Road Runner and the AOL Time Warner Cable segment. Specifically, a substantial portion of Road Runner’s revenues are derived from transactions with AOL Time Warner’s Cable segment. As a result, upon consolidation of Road Runner’s results of operations with the results of operations of the Cable segment, a substantial portion of Road Runner’s revenues will be eliminated. The deconsolidation of the Advance/Newhouse Systems and the consolidation of Road Runner will affect the results of operations of AOL Time Warner’s Cable segment, as follows (in millions):

Cable Segment

	Three Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

Cable Segment	$2,103	$872	$523	$1,782	$777	$505
TWE-A/N Impact	(363)	(172)	(107)	(304)	(137)	(85)
Road Runner Impact	73	(25)	(38)	54	(42)	(59)
Intercompany Impact	(51)	—	—	(30)	—	—

Pro Forma Cable Segment	$1,762	$675	$378	$1,502	$598	$361

	Six Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

Cable Segment	$4,115	$1,713	$1,040	$3,475	$1,545	$1,031
TWE-A/N Impact	(715)	(333)	(205)	(596)	(271)	(171)
Road Runner Impact	142	(53)	(79)	107	(90)	(127)
Intercompany Impact	(97)	—	—	(57)	—	—

Pro Forma Cable Segment	$3,445	$1,327	$756	$2,929	$1,184	$733

            The impact on AOL Time Warner’s consolidated operating results of deconsolidating the Advance/Newhouse Systems and consolidating Road Runner is affected by the intercompany transactions between Road Runner and the Cable segment, as noted above, as well as certain transactions with other segments of AOL Time Warner. For example, beginning in the fourth quarter of 2001, the AOL segment provided network services to Road Runner, the revenues of which will be eliminated in AOL Time Warner’s consolidated financial statements upon consolidation of Road Runner. AOL Time Warner’s consolidated results will also be impacted by certain transactions with the Advance/Newhouse Systems that were previously eliminated in consolidation. For example, the Advance/Newhouse Systems purchase cable programming from the Turner cable networks and HBO. Once the Advance/Newhouse Systems are deconsolidated, these programming revenues recognized by the Networks segment will no longer need to be eliminated in consolidation. The impact of the deconsolidation of the Advance/Newhouse Systems and the consolidation of Road Runner, including the impact of the intercompany transactions discussed above, is as follows (in millions):

AOL Time Warner

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

AOL Time Warner	$10,575	$2,463	$1,662	$9,606	$2,413	$1,756
TWE-A/N Impact	(363)	(172)	(107)	(304)	(137)	(85)
Road Runner Impact	73	(25)	(38)	54	(42)	(59)
Intercompany Impact	(51)	—	—	(7)	—	—

Pro Forma AOL Time Warner	$10,234	$2,266	$1,517	$9,349	$2,234	$1,612

	Six Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

AOL Time Warner	$20,339	$4,406	$2,871	$19,039	$4,325	$3,047
TWE-A/N Impact	(715)	(333)	(205)	(596)	(271)	(171)
Road Runner Impact	142	(53)	(79)	107	(90)	(127)
Intercompany Impact	(96)	—	—	(15)	—	—

Pro Forma AOL Time Warner	$19,670	$4,020	$2,587	$18,535	$3,964	$2,749

            Exclusive of any gain or loss associated with these transactions, the impact of the TWE-A/N restructuring on AOL Time Warner’s consolidated net income will be substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations. Additionally, because AOL Time Warner had previously accounted for its investment in Road Runner using the equity method of accounting, the impact on AOL Time Warner’s consolidated net income of consolidating Road Runner will be equal to the portion of Road Runner’s losses previously attributable to the minority partners of TWE-A/N. This impact is not expected to materially impact AOL Time Warner’s net income.

            As of June 30, 2002, the Advance/Newhouse Systems had total assets of approximately $2.7 billion and had been allocated approximately $780 million of debt, which, upon the deconsolidation of the Advance/Newhouse Systems, will no longer be included in the consolidated assets and liabilities of AOL Time Warner. Additionally, as of June 30, 2002, Road Runner had total assets of approximately $180 million and no debt, which, upon the consolidation of Road Runner, will be included in the consolidated assets of AOL Time Warner.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.     INVENTORIES

            Inventories and film costs consist of:

	June 30 2002	December 31, 2001

	(millions)
Programming costs, less amortization	$2,429	$2,536
Magazines, books, recorded music and other merchandise	479	553
Film costs-Theatrical:
Released, less amortization	827	847
Completed and not released	241	356
In production	555	381
Development and pre-production	316	290
Film costs-Television:
Released, less amortization	205	162
Completed and not released	26	95
In production	2	59
Development and pre-production	6	2

Total inventories and film costs(a)	5,086	5,281
Less current portion of inventory	1,668	1,791

Total noncurrent inventories and film costs	$3,418	$3,490

______________

(a)	Does not include $3.266 billion and $3.363 billion of net film library costs as of June 30, 2002 and December 31, 2001, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet. See Note 3.

9.     LONG-TERM DEBT

            In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allowed AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. On April 8, 2002, AOL Time Warner issued the remaining $6 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 3, 5, 10 and 30 years. The net proceeds to the Company were approximately $3.964 billion under the first issuance and approximately $5.930 billion under the second issuance, both of which were used for general corporate purposes, including, but not limited to, the repayment of outstanding commercial paper and bank debt. The securities under both issuances are guaranteed on an unsecured basis by each of America Online and Time Warner. In addition, Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS”) have guaranteed, on an unsecured basis, Time Warner’s guarantee of the securities.

            In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”) which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreement include AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. The obligations of TWE and TWE-A/N are not

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

guaranteed. Borrowings will bear interest at specific rates, generally based on the credit rating for each of the borrowers, currently equal to LIBOR plus .625% including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The 2002 Credit Agreements provide for same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings.

10.     MANDATORILY REDEEMABLE PREFERRED SECURITIES

            AOL Europe has 725,000 redeemable preferred securities outstanding with a liquidation preference of $725 million. Dividends are accreted at an annual rate of 6% and the total accumulated dividends as of June 30, 2002 were approximately $54 million. These securities and related dividends are classified as Minority Interest in the accompanying consolidated balance sheet. The preferred shares are required to be redeemed no later than April 1, 2003 in cash, AOL Time Warner stock or a combination thereof, at the Company’s discretion.

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

            On February 13, 2001, TW Companies redeemed all 23 million shares of the Preferred Trust Securities. The redemption price was $25 per security, plus accrued and unpaid distributions thereon equal to $0.265 per security. The total redemption price of $581 million was funded with borrowings under the Old Credit Agreements.

11.     SEGMENT INFORMATION

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

            Information as to the operations of AOL Time Warner in different business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”).

            AOL Time Warner’s results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in the 2001. In order to make the 2001 operating results more comparable to the

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2002 presentation and make an analysis of 2002 and 2001 more meaningful, supplemental pro forma operating results for 2001 have been presented as if IPC and the remaining interest in AOL Europe had been acquired and FAS 142 had been applied at the beginning of 2001.

            The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the Company’s 2001 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were with third parties.

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001(a) Pro Forma	2001(a) Historical	2002 Historical	2001(a) Pro Forma	2001(a) Historical

	(millions)
Revenues
AOL	$2,266	$2,327	$2,133	$4,563	$4,629	$4,241
Cable	2,103	1,782	1,782	4,115	3,475	3,475
Filmed Entertainment	2,386	1,893	1,893	4,522	4,105	4,105
Networks	1,957	1,828	1,828	3,743	3,527	3,527
Music	972	935	935	1,919	1,839	1,839
Publishing	1,396	1,291	1,155	2,477	2,342	2,084
Intersegment elimination	(505)	(450)	(450)	(1,000)	(878)	(878)

Total revenues	$10,575	$9,606	$9,276	$20,339	$19,039	$18,393

______________

(a)	Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $74 million and $111 million for the three and six months ended June 30, 2001, respectively.

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

            These intercompany transactions are recorded by each segment at fair value as if the transactions were with third parties and, therefore, impact segment performance. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by AOL Time Warner’s segments on intercompany transactions are as follows:

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Intercompany Revenues
AOL	$50	$29	$29	$104	$50	$50
Cable	40	10	10	75	13	13
Filmed Entertainment	133	187	187	303	368	368
Networks	156	146	146	306	305	305
Music	112	68	68	188	127	125
Publishing	14	10	10	24	17	17

Total intercompany revenues	$505	$450	$450	$1,000	$878	$878

            Included in the total intercompany revenues above are intercompany advertising and commerce revenues, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Intercompany Advertising and Commerce Revenues
AOL	$50	$29	$29	$104	$50	$50
Cable	35	10	10	67	13	13
Filmed Entertainment	—	—	—	—	—	—
Networks	37	35	35	72	75	75
Music	—	—	—	—	—	—
Publishing	14	10	10	24	17	17

Total intercompany advertising and commerce revenues	$136	$84	$84	$267	$155	$155

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
EBITDA(a)
AOL	$473	$652	$801	$906	$1,159	$1,485
Cable	872	777	777	1,713	1,545	1,545
Filmed Entertainment	328	250	250	509	363	363
Networks	420	444	444	851	893	893
Music	102	87	87	198	181	181
Publishing	337	296	271	482	423	384
Corporate	(80)	(71)	(71)	(159)	(145)	(145)
Merger and restructuring costs	—	—	—	(107)	(71)	(71)
Intersegment elimination	11	(22)	(22)	13	(23)	(23)

Total EBITDA	$2,463	$2,413	$2,537	$4,406	$4,325	$4,612

______________

(a)	EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, for the three months ended June 30, AOL Time Warner’s operating income was $1.662 billion, in 2002 and $1.756 billion in 2001 ($276 million on a historical basis). For the six months ended June 30, AOL Time Warner’s operating income was $2.871 billion in 2002 and $3.047 billion in 2001 ($129 million on a historical basis).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Depreciation of Property, Plant and Equipment
AOL	$160	$100	$99	$289	$206	$200
Cable	346	272	272	669	514	514
Filmed Entertainment	19	23	23	38	45	45
Networks	42	39	39	81	78	78
Music	28	24	24	56	46	46
Publishing	23	19	17	46	38	33
Corporate	6	6	6	13	11	11

Total depreciation	$624	$483	$480	$1,192	$938	$927

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Amortization of Intangible Assets(a)
AOL	$42	$44	$33	$84	$90	$68
Cable	3	—	630	4	—	1,256
Filmed Entertainment	47	48	119	95	96	237
Networks	8	11	479	11	15	953
Music	45	45	209	88	88	415
Publishing	32	26	231	61	51	464
Corporate	—	—	80	—	—	163

Total amortization	$177	$174	$1,781	$343	$340	$3,556

______________

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the $147 billion acquisition of Time Warner in 2001.

            As discussed in Note 3, when FAS 142 is initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date is reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger was reallocated to the AOL segment resulting in a change in segment assets. Following are AOL Time Warner’s assets by business segment, reflecting the reallocation of goodwill in accordance with FAS 142, as of June 30, 2002 and December 31, 2001:

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2002 Historical	December 31, 2001 Historical

	(millions)
Assets
AOL	$40,372	$34,072
Cable	48,491	71,269
Filmed Entertainment	15,885	20,646
Networks	31,688	44,580
Music	7,337	12,399
Publishing	14,103	23,374
Corporate	2,232	2,219

Total assets	$160,108	$208,559

12.     COMMITMENTS AND CONTINGENCIES

Securities Matters

            As of August 13, 2002, twenty class action lawsuits have been filed, naming as defendants the Company, certain current and former executives of the Company and, in three instances, America Online. Seventeen of these were filed in the United States District Court for the Southern District of New York, two were filed in the United States District Court for the Eastern District of Virginia and one in the United States District Court for the Eastern District of Texas (the “AOL Time Warner Shareholder Litigation”). The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material mispresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online's declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of AOL Time Warner stock. Three of the lawsuits, in addition to the above allegations, allege that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. The Company intends to defend against the lawsuits vigorously. The Company is unable to predict the outcome of the cases or reasonably estimate a range of possible loss.

            On July 23, 2002, Pfeiffer v. Case et al., a shareholder derivative action, was filed in New York State Supreme Court for the County of New York, and on August 7, 2002, Hall v. Case et al., also a shareholder derivative action, was filed in the United States District Court for the Southern District of New York. Both suits name the directors and certain officers of the Company as defendants, as well as the Company as a nominal defendant. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately disclose that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of AOL Time Warner securities. The lawsuits request that all proceeds from any improper sales of AOL Time Warner common stock and any improper salaries or payments be returned to the Company. The Company intends to defend against the lawsuits vigorously. The Company is unable to predict the outcome of the cases or reasonably estimate a range of possible loss.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            In addition, the Securities and Exchange Commission and the Department of Justice are investigating the financial reporting and disclosure practices of the Company. The Company is cooperating in the investigations. The Company cannot predict the outcome of the investigations at this time.

            During the week beginning August 5, 2002, the Company learned of information regarding three transactions involving its AOL division that, upon further review, may result in the Company concluding that the consideration received was recognized inappropriately as advertising and commerce revenues. The aggregate advertising and commerce revenues recognized in connection with these transactions were $12.7 million, $5.3 million, $5.3 million, $5.3 million, $11.8 million and $8.5 million, respectively, over the six quarters ending March 31, 2002, with corresponding expenses of approximately $1.25 million recorded in each of the respective quarters. The Company is continuing its review of these and other advertising transactions at the AOL division. When the Company has completed this review, it will determine whether its accounting for these transactions was inappropriate and, if so, what action, if any, is appropriate with respect to its reported financial results.

            The Company cannot predict at this time what action will be determined to be appropriate in response to all of the foregoing, although one possible outcome is a restatement of prior periods’ results.

Other Matters

            On January 22, 2002, Netscape, a wholly-owned subsidiary of America Online, sued Microsoft Corporation (“Microsoft”) in the United States District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations. Among other things, the complaint alleges that Microsoft’s actions to maintain its monopoly in the market for Intel-compatible personal computer operating systems worldwide injured Netscape, consumers and competition in violation of Section 2 of the Sherman Act and continues to do so. The complaint also alleges that Microsoft’s actions constitute illegal monopolization and attempted monopolization of a worldwide market for Web browsers and that Microsoft has engaged in illegal practices by tying its Web browser, Internet Explorer, to Microsoft’s operating system in various ways. The complaint seeks damages for the injuries inflicted upon Netscape, including treble damages and attorneys’ fees, as well as injunctive relief to remedy the anti-competitive behavior alleged. On March 29, 2002, Microsoft filed its answer to the complaint denying all claims and allegations. On June 17, 2002, the Judicial Panel on Multi-District Litigation transferred the case to the United States District Court for the District of Maryland for all pretrial proceedings. Due to the preliminary status of the matter, it is not possible for the Company at this time to provide a view on its probable outcome or to provide a reasonable estimate as to the amount that might be recovered through this action.

            America Online has been named as defendant in several putative class action lawsuits brought by consumers and Internet service providers (“ISP”), alleging certain injuries to have been caused by installation of AOL versions 5.0 and 6.0 software. Subject to the final approval of the court, the parties have entered into settlement agreements covering the consumer and ISP AOL version 5.0 installation claims on terms that are not material to the Company’s financial condition or results of operations. The claims related to AOL version 6.0 remain pending. The remaining cases are in preliminary stages, but the Company believes that they are without merit and intends to defend them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given their current status.

            The Department of Labor has closed its investigation into the applicability of the Fair Labor Standards Act (“FLSA”) to America Online’s Community Leader program without taking any action against the Company. However, putative classes of former and current Community Leader volunteers have brought lawsuits in several states against America Online alleging violations of the FLSA and comparable state statutes on the basis that they were acting as employees rather than volunteers in serving as Community Leaders and are entitled to wages. An additional putative class action lawsuit has been filed against the Company, America Online and AOL Community, Inc. alleging violations of the Employee Retirement Income Security Act (“ERISA”) on the basis that the plaintiffs were acting as employees rather than volunteers and are entitled to pension, welfare or other employee benefits under ERISA. Although the Company does not believe that these lawsuits regarding Community Leader volunteers have any merit and intends to defend against them vigorously, the Company is unable to predict the outcome of the cases, or reasonably estimate a range of possible loss due to the preliminary nature of the matters.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

            On April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, the Company, Time Warner Entertainment Company, L.P., Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records Inc., Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The Company believes the lawsuit has no merit and intends to defend against it vigorously. Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.     ADDITIONAL FINANCIAL INFORMATION

Cash Flows

            Additional financial information with respect to cash (payments) and receipts are as follows:

	Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Cash payments made for interest	$(732)	$(938)	$(705)
Interest income received	71	113	113

Cash interest expense, net	$(661)	$(825)	$(592)

Cash payments made for income taxes	$(147)	$(229)	$(229)
Income tax refunds received	37	25	25

Cash taxes, net	$(110)	$(204)	$(204)

Other Expense, Net

            Other expense, net, consists of:

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Net investment losses(a)	$(269)	$(35)	$(6)	$(850)	$(674)	$(645)
Losses on equity investees	(94)	(109)	(250)	(198)	(203)	(488)
Gains related to the exchange of unconsolidated cable television systems at TWE	—	39	39	—	71	71
Losses on asset securitization programs	(11)	(16)	(16)	(22)	(36)	(36)
Miscellaneous	(2)	—	—	(4)	(7)	(7)

Total other expense, net	$(376)	$(121)	$(233)	$(1,074)	$(849)	$(1,105)

______________

(a)	Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of approximately $364 million and $945 million for the three and six months ended June 30, 2002, respectively and approximately $620 million for the six months ended June 30, 2001 (Note 4).

Other Current Liabilities

            Other current liabilities consist of:

	June 30, 2002 Historical	December 31, 2001 Historical
	(millions)
Accrued expenses	$5,326	$5,474
Accrued compensation	648	904
Accrued income taxes	154	65

Total other current liabilities	$6,128	$6,443

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

Consolidating Statement of Operations
For The Three Months Ended June 30, 2002

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated

	(millions)
Revenues	$—	$1,784	$—	$—	$233	$8,587	$(29)	$10,575

Cost of revenues	—	(1,032)	—	—	(130)	(5,035)	29	(6,168)
Selling, general and administrative	(10)	(468)	(8)	(4)	(23)	(2,055)	—	(2,568)
Amortization of goodwill and other intangible assets	—	(5)	—	—	—	(172)	—	(177)
Merger-related costs	—	2	—	—	—	(2)	—	—

Operating income (loss)	(10)	281	(8)	(4)	80	1,323	—	1,662
Equity in pretax income (loss) of consolidated subsidiaries	831	(49)	770	703	178	—	(2,433)	—
Interest (expense) income, net	(150)	2	(22)	(97)	(30)	(147)	—	(444)
Other expense, net	24	(114)	(3)	(30)	(2)	(196)	(55)	(376)
Minority interest expense	—	—	—	—	—	(147)	—	(147)

Income before income taxes	695	120	737	572	226	833	(2,488)	695
Income tax provision	(301)	(95)	(270)	(208)	(87)	(308)	968	(301)

Income before cumulative effect of accounting changes	394	25	467	364	139	525	(1,520)	394

Cumulative effect of accounting change	—	—	—	—	—	—	—	—

Net income	$394	$25	$467	$364	$139	$525	$(1,520)	$394

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended June 30, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated

	(millions)
Revenues	$—	$1,593	$—	$—	$223	$7,499	$(39)	$9,276
Cost of revenues	—	(792)	—	—	(112)	(4,027)	39	(4,892)
Selling, general and administrative	(9)	(342)	(8)	(3)	(34)	(1,931)	—	(2,327)
Amortization of goodwill and other intangible assets	(84)	(5)	—	—	(93)	(1,599)	—	(1,781)
Merger-related costs	—	—	—	—	—	—	—	—

Operating income (loss)	(93)	454	(8)	(3)	(16)	(58)	—	276
Equity in pretax income (loss) of consolidated subsidiaries	(237)	198	(873)	(556)	(94)	—	1,562	—
Interest income (expense), net	(57)	15	(3)	(93)	(38)	(176)	—	(352)
Other income (expense), net	2	(15)	1	(9)	(3)	(153)	(56)	(233)
Minority interest expense	—	—	(6)	—	—	(70)	—	(76)

Income (loss) before income taxes	(385)	652	(889)	(661)	(151)	(457)	1,506	(385)
Income tax provision	(349)	(258)	(151)	(131)	(78)	(324)	942	(349)

Net income (loss)	$(734)	$394	$(1,040)	$(792)	$(229)	$(781)	$2,448	$(734)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Six Months Ended June 30, 2002

	AOL Time Warner	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated

	(millions)
Revenues	$—	$3,605	$—	$—	$431	$16,377	$(74)	$20,339

Cost of revenues	—	(2,024)	—	—	(230)	(9,818)	74	(11,998)
Selling, general and administrative	(17)	(943)	(17)	(8)	(71)	(3,964)	—	(5,020)
Amortization of goodwill and other intangible assets	—	(10)	—	—	—	(333)	—	(343)
Merger-related costs	(28)	(72)	—	—	—	(7)	—	(107)

Operating income (loss)	(45)	556	(17)	(8)	130	2,255	—	2,871

Equity in pretax income (loss) of consolidated subsidiaries	973	(172)	825	780	347	—	(2,753)	—
Interest income (expense), net	(242)	11	(53)	(198)	(59)	(282)	—	(823)
Other expense, net	15	(146)	(5)	(108)	(2)	(747)	(81)	(1,074)
Minority interest expense	—	—	—	—	—	(273)	—	(273)

Income before income taxes	701	249	750	466	416	953	(2,834)	701
Income tax provision	(308)	(144)	(283)	(175)	(160)	(364)	1,126	(308)

Income before cumulative effect of accounting changes	393	105	467	291	256	589	(1,708)	393

Cumulative effect of accounting change	(54,239)	—	(54,239)	(42,066)	(12,173)	(52,052)	160,530	(54,239)

Net income (loss)	$(53,846)	$105	$(53,772)	$(41,775)	$(11,917)	$(51,463)	$158,822	$(53,846)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Six Months Ended June 30, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated

	(millions)
Revenues	$—	$3,202	$—	$—	$420	$14,838	$(67)	$18,393

Cost of revenues	—	(1,657)	—	—	(175)	(8,174)	67	(9,939)
Selling, general and administrative	(17)	(732)	(16)	(7)	(78)	(3,848)	—	(4,698)
Amortization of goodwill and other intangible assets	(167)	(10)	—	—	(149)	(3,230)	—	(3,556)
Merger-related costs	—	(67)	—	—	—	(4)	—	(71)

Operating income (loss)	(184)	736	(16)	(7)	18	(418)	—	129
Equity in pretax income (loss) of consolidated subsidiaries	(1,587)	371	(2,070)	(1,370)	(299)	—	4,955	—
Interest income (expense), net	(56)	56	(24)	(222)	(86)	(339)	—	(671)
Other expense, net	—	(613)	(27)	(33)	(8)	(368)	(56)	(1,105)
Minority interest expense	—	—	—	—	—	(180)	—	(180)

Income (loss) before income taxes	(1,827)	550	(2,137)	(1,632)	(375)	(1,305)	4,899	(1,827)
Income tax provision	(276)	(214)	(159)	(140)	(126)	(492)	1,131	(276)

Net income (loss)	$(2,103)	$336	$(2,296)	$(1,772)	$(501)	$(1,797)	$6,030	$(2,103)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
June 30, 2002

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated

	(millions)
ASSETS
Current assets
Cash and equivalents	$1,054	$15	$—	$1,300	$16	$564	$(1,240)	$1,709
Receivables, net	840	353	7	9	132	4,477	(822)	4,996
Inventories	—	—	—	—	164	1,504	—	1,668
Prepaid expenses and other current assets	10	208	—	—	5	1,579	—	1,802

Total current assets	1,904	576	7	1,309	317	8,124	(2,062)	10,175
Noncurrent inventories and film costs	—	—	—	—	301	3,105	12	3,418
Investments in amounts due to and from consolidated subsidiaries	108,626	13,606	89,391	71,086	18,220	—	(300,929)	—
Investments, including available-for-sale securities	68	1,938	269	(11)	93	3,878	(949)	5,286
Property, plant and equipment	50	1,122	7	—	76	11,859	—	13,114
Intangible assets subject to amortization	—	—	—	—	—	7,335	—	7,335
Intangible assets not subject to amortization	—	—	—	—	641	37,181	—	37,822
Goodwill and other intangible assets	9,829	22,031	—	—	2,821	45,424	—	80,105
Other assets	119	498	1	47	91	2,097	—	2,853

Total assets	$120,596	$39,771	$89,675	$72,431	$22,560	$119,003	$(303,928)	$160,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10	$9	$2	$—	$4	$2,100	$—	$2,125
Participations payable	—	—	—	—	—	1,407	—	1,407
Royalties and programming costs payable	—	—	—	—	12	1,561	—	1,573
Deferred revenue	—	818	—	—	1	670	—	1,489
Debt due within one year	—	—	—	—	—	947	(860)	87
Other current liabilities	461	980	29	154	142	4,428	(66)	6,128

Total current liabilities	471	1,807	31	154	159	11,113	(926)	12,809
Long-term debt	12,255	1,571	1,469	6,024	788	7,068	(1,240)	27,935
Debt due to (from) affiliates	(797)	—	—	—	1,647	955	(1,805)	—
Deferred income taxes	10,848	(4,066)	14,914	12,799	2,195	14,994	(40,835)	10,849
Deferred revenue	—	33	—	—	—	1,085	—	1,118
Other liabilities	103	(4)	411	—	241	3,732	—	4,483
Minority interests	—	—	—	—	—	5,198	—	5,198

Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	5,771	8,507	2,658	(1,906)	(13,893)	(1,137)	—
Other shareholders’ equity	97,716	34,659	64,343	50,796	19,436	88,751	(257,985)	97,716

Total shareholders’ equity	97,716	40,430	72,850	53,454	17,530	74,858	(259,122)	97,716

Total liabilities and shareholders’ equity	$120,596	$39,771	$89,675	$72,431	$22,560	$119,003	$(303,928)	$160,108

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
December 31, 2002

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

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2002

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated

	(millions)
OPERATIONS
Net income (loss)	$(53,846)	$105	$(53,772)	$(41,775)	$(11,917)	$(51,463)	$158,822	$(53,846)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,239	—	54,239	42,066	12,173	52,052	(160,530)	54,239
Depreciation and amortization	7	270	1	—	12	1,245	—	1,535
Amortization of film costs	—	—	—	—	—	1,067	—	1,067
Loss on writedown of investments	—	145	—	103	—	706	—	954
Net gain on sale of investments	—	(35)	—	—	—	(59)	—	(94)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(546)	148	(490)	(572)	(215)	—	1,675	—
Change in investment in segment	2,463	—	3,132	2,529	308	—	(8,432)	—
AOL Europe capitalization	—	(5,710)	—	—	—	5,710	—	—
Equity in losses of investee companies after distributions	—	58	—	5	—	164	—	227
Changes in operating assets and liabilities, net of acquisitions	(708)	349	(331)	(717)	(125)	(749)	2,193	(88)

Cash provided (used) by operations	1,609	(4,670)	2,779	1,639	236	8,673	(6,272)	3,994

INVESTING ACTIVITIES
Investments and acquisitions	—	(75)	—	—	—	(5,862)	—	(5,937)
Change in investment in segment	(6,381)	—	(4)	53	—	—	6,332	—
Capital expenditures	—	(217)	—	—	(20)	(1,277)	—	(1,514)
Change in due to/from parent	—	—	—	—	—	(3)	3	—
Investment proceeds	—	75	—	—	—	146	—	221

Cash provided (used) by investing activities	(6,381)	(217)	(4)	53	(20)	(6,996)	6,335	(7,230)

FINANCING ACTIVITIES
Borrowings	8,676	20	3,100	—	—	2,296	(686)	13,406
Debt repayments	(2,959)	—	(3,700)	—	—	(3,501)	1,180	(8,980)
Change in due to/from parent	—	4,858	(2,178)	(2,229)	(286)	(105)	(60)	—
Redemption of mandatorily
redeemable preferred securities of subsidiary	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	215	—	—	—	—	—	—	215
Repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions	—	—	—	—	—	(47)	—	(47)
Principal payments on capital leases	—	(17)	—	—	—	—	—	(17)
Change in investment in segment	—	—	3	—	—	—	(3)	—
Other	6	—	—	—	—	—	—	6

Cash provided (used) by financing activities	5,836	4,861	(2,775)	(2,229)	(286)	(1,612)	431	4,226

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,064	(26)	—	(537)	(70)	65	494	990

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	499	(1,734)	719
CASH AND EQUIVALENTS AT END OF PERIOD	$1,054	$15	$—	$1,300	$16	$564	$(1,240)	$1,709

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated

	(millions)
OPERATIONS

Net income (loss)	$(2,103)	$336	$(2,296)	$(1,772)	$(501)	$(1,797)	$6,030	$(2,103)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	174	167	1	—	151	3,990	—	4,483
Amortization of film costs	—	—	—	—	—	1,066	—	1,066
Loss on writedown of investments	—	624	—	—	—	50	—	674
Gain on sale of investments	—	(33)	—	—	—	—	—	(33)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,638)	(4,471)	(3,331)	7,213	891	—	2,336	—
Equity in losses of other investee companies after distributions	—	11	—	30	—	543	—	584
Changes in operating assets and liabilities, net of acquisitions	6,220	4,140	(658)	(5,848)	(546)	(2,895)	(2,815)	(2,402)

Cash provided (used) by operations	1,653	774	(6,284)	(377)	(5)	957	5,551	2,269

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	—	(1)	198	40	453	—	690
Investments and acquisitions	—	(316)	—	—	—	(902)	—	(1,218)
Advances to parents and consolidated subsidiaries	—	—	—	(1,689)	—	3,774	(2,085)	—
Capital expenditures	—	(303)	—	—	(28)	(1,503)	—	(1,834)
Investment proceeds	—	1,607	—	—		80		1,687

Cash provided (used) by investing activities	—	988	(1)	(1,491)	12	1,902	(2,085)	(675)

FINANCING ACTIVITIES
Borrowings	3,967	—	1,380	—	—	3,914	(3,016)	6,245
Debt repayments	—	—	(1,380)	(337)	—	(6,320)	203	(7,834)
Change in due to/from parent	(4,597)	(4,243)	6,289	5,252	26	740	(3,467)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(575)	—	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	727	—	—	—	—	—	—	727
Repurchases of common stock	(1,376)	—	—	—	—	—	—	(1,376)
Dividends paid and partnership distributions	—	—	(4)	—	—	(49)	—	(53)
Other	19	—	—	—	—	—	—	19

Cash provided (used) by financing activities	(1,260)	(4,243)	6,285	4,915	26	(2,290)	(6,280)	(2,847)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	393	(2,481)	—	3,047	33	569	(2,814)	(1,253)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	2,530	—	—	—	80	—	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$393	$49	—	$3,047	$33	$649	$(2,814)	$1,357

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

  Overview. This section provides a general description of TWE’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.
  Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2002 relative to the comparable periods in 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.
  Financial condition and liquidity. This section provides an analysis of the Company’s financial condition and cash flows as of and for the six months ended June 30, 2002.
  Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by the Company throughout MD&A and in the consolidated financial statements are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

             AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

            A majority of AOL Time Warner’s interests in filmed entertainment, television production, broadcast network programming and cable television systems, and a portion of its interests in cable television programming, are held through TWE. AOL Time Warner owns general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). Due to the Company’s 100% ownership of the Series B Capital, AOL Time Warner’s economic interest in TWE exceeds 72.36%. The preceding ownership percentages reflect AT&T’s exercise of a one-time option to acquire additional interests in the Series A Capital and Residual Capital as discussed in more detail below under “Recent Developments”.

             TWE classifies its business interests into three fundamental areas: Cable , consisting principally of interests in cable television systems; Filmed Entertainment , consisting principally of interests in filmed entertainment and television production; and Networks , consisting principally of interests in cable television and broadcast network

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

programming. TWE also manages the cable properties owned by AOL Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

Use of EBITDA

             TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Recent Developments

Ownership Interest in TWE

             During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. This transaction had no impact on the TWE financial statements as it represents a transaction between its partners.

             AT&T has the right, during 60-day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. In June 2002, AT&T and TWE engaged Banc of America Securities LLC (“Banc of America”) to perform appraisals and make other determinations under the TWE Partnership Agreement. In July 2002, AOL Time Warner and AT&T agreed to temporarily suspend the registration rights process so that they can pursue discussion of an alternative transaction. For the time being, AOL Time Warner and AT&T have asked Banc of America not to deliver the determinations. The Company cannot at this time predict the outcome or effect, if any, of these discussions or the registration rights process, if resumed.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

             As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. As of June 30, 2002, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. The financial position and operating results of TWE-A/N are currently consolidated by TWE, and the partnership interest owned by Advance/Newhouse is reflected in the consolidated financial statements of TWE as minority interest.

             As of June 30, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with TWE owning approximately 67% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE-A/N). TWE’s interest in Road Runner is accounted for using the equity method of accounting because of certain approval rights currently held by Advance/Newhouse, a partner in TWE-A/N.

            On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N which will result in Advance/Newhouse taking a more active role in the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On August 1, 2002 (the “Debt Closing Date”), Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed management responsibilities for the Advance/Newhouse Systems, to the extent permitted under applicable government regulations, and accordingly, TWE will deconsolidate the financial position and operating results of these systems effective in the third quarter of 2002. Additionally, all prior period results associated with the Advance/Newhouse Systems will be reflected as a discontinued operation beginning in the third quarter of 2002. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the performance of the Advance/Newhouse Systems, including associated liabilities, while TWE retains substantially all of the interests in the other TWE-A/N assets and liabilities. As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner acquired Advance/Newhouse’s interest in Road Runner. As a result, beginning in the third quarter of 2002, TWE will consolidate the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment, retroactive to the beginning of the year. See footnote 4 to the accompanying consolidated financial statements for more information regarding the impact of the deconsolidation of the Advance/Newhouse Systems and the consolidation of Road Runner on the revenues, EBITDA and operating income of the Cable segment and consolidated TWE.

             Exclusive of any gain or loss associated with these transactions, the impact of the TWE-A/N restructuring on TWE’s consolidated net income will be substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations. Additionally, because TWE had previously accounted for its investment in Road Runner using the equity method of accounting, and TWE will not acquire an additional ownership in Road Runner as part of the restructuring, the consolidation of Road Runner will not impact TWE’s net income.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

             As of June 30, 2002, the Advance/Newhouse Systems had total assets of approximately $2.7 billion and had been allocated approximately $780 million of debt, which, upon the deconsolidation of the Advance/Newhouse Systems, will no longer be included in the consolidated assets and liabilities of TWE. Additionally, as of June 30, 2002, Road Runner had total assets of approximately $180 million and no debt, which, upon the consolidation of Road Runner, will be included in the consolidated assets of TWE.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

Pro Forma Item

             TWE’s results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based on pro forma financial information for 2001 that has been adjusted for the item discussed in the following paragraph.

  New Accounting Standard for Goodwill and Other Intangible Assets . During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3). FAS 142 does not require retroactive restatement for all periods presented, however, the pro forma information for 2001 assumes that FAS 142 was in effect beginning January 1, 2001.

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

Reimbursement of “Out-of-Pocket” Expenses

            In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (“EITF”) Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts TWE’s Cable segment, resulting in an increase in both revenues and costs of approximately $61 million on both a pro forma and historical basis in the second quarter of 2001 and $120 million on both a pro forma and historical basis for the first six months of 2001.

Other Significant Nonrecurring Item

           The Company adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its impairment review and recorded a $22 billion noncash pretax charge for the impairment of goodwill, all of which was generated in the Merger. The charge reflects the decline in AOL Time Warner’s stock price since the Merger was announced in January 2000, is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 3). In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

             Revenue and EBITDA by business segment are as follows (in millions):

	Three months Ended June 30

	Revenues			EBITDA

	2002 Historical	2001(a) (b) Pro Forma	2001(b) Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

Cable	$1,812	$1,523	$1,523	$768	$667	$667
Filmed Entertainment	2,063	1,590	1,590	220	161	161
Networks	846	745	745	188	156	156
Corporate	—	—	—	(20)	(20)	(20)
Intersegment elimination	(154)	(169)	(169)	—	—	—

Total revenues and EBITDA	$4,567	$3,689	$3,689	$1,156	$964	$964
Depreciation and amortization	—	—	—	(366)	(301)	(931)

Total revenues and operating income	$4,567	$3,689	$3,689	$790	$663	$33

	Six months Ended June 30

	Revenues			EBITDA

	2002 Historical	2001(a) (b) Pro Forma	2001(b) Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

Cable	$3,548	$2,969	$2,969	$1,496	$1,328	$1,328
Filmed Entertainment	3,736	3,193	3,193	358	261	261
Networks	1,628	1,469	1,469	357	314	314
Corporate	—	—	—	(40)	(39)	(39)
Intersegment elimination	(318)	(341)	(341)	—	—	—

Total revenues and EBITDA	$8,594	$7,290	$7,290	$2,171	$1,864	$1,864
Depreciation and amortization	—	—	—	(710)	(578)	(1,853)

Total revenues and operating income	$8,594	$7,290	$7,290	$1,461	$1,286	$11

______________

(a)	In order to enhance comparability, pro forma financial information for 2001 assumes that the adoption of FAS 142 had occurred at the beginning of 2001.

(b)	Revenues reflect the provisions of Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of Topic D-103 was to increase revenues and costs by equal amounts of approximately $61 million for the second quarter of 2001 and $120 million for the first six months of 2001.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated Results

             TWE had revenues of $4.567 billion and net income of $483 million in 2002, compared to revenues of $3.689 billion and net income of $434 million on a pro forma basis in 2001 (revenues of $3.689 billion and net loss of $232 million on a historical basis).

             Revenues. TWE’s revenues increased to $4.567 billion in 2002, compared to $3.689 billion on both a pro forma and historical basis in 2001. This increase was driven by an increase in Subscription revenues of 15% to $2.176 billion, an increase in Advertising and Commerce revenues of 6% to $333 million and an increase in Content and Other revenues of 39% to $2.058 billion.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

             As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments. The increase in Advertising and Commerce revenues was primarily due to increases at the Cable and Networks segments, offset in part by lower results due to the closure of the Studio Stores at the Filmed Entertainment segment. The increase in Content and Other revenues was principally due to improved theatrical and worldwide home video results at the Filmed Entertainment segment.

             Depreciation and Amortization. Depreciation and amortization increased to $366 million in 2002 from $301 million on a pro forma basis in 2001 ($931 million on a historical basis). This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment related to the roll-out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life.

             Interest Expense, Net. Interest expense, net, decreased to $100 million in 2002, compared to $142 million on both a pro forma and historical basis in 2001, principally as a result of lower market interest rates in 2002 and lower levels of outstanding long-term debt.

             Other Expense, Net. Other expense, net, increased to $49 million in 2002, compared to $13 million on a pro forma basis in 2001 ($47 million on a historical basis). Other expense, net, increased primarily due to the absence of prior year pretax gains on the exchange of various unconsolidated cable television systems on a pro forma and historical basis in 2001.

             Minority Interest. Minority interest expense increased to $105 million in 2002, compared to $68 million in 2001 ($70 million on a historical basis). Minority interest expense increased principally due to the allocation of higher income to TWE’s minority partners which was partially offset by the absence in 2002 of an allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE-A/N attributable to the minority owners of TWE-A/N.

             Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $53 million in 2002 and $6 million on both a pro forma and historical basis in 2001 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

             Net Income (Loss). TWE’s net income increased to $483 million in 2002, compared to $434 million on a pro forma basis in 2001 (net loss of $232 million on a historical basis). TWE’s net income increased due to higher EBITDA and decrease in interest expense, net, offset in part by increases in depreciation expense, minority interest, other expense, net and taxes.

Business Segment Results

             Cable. Revenues increased 19% to $1.812 billion in 2002, compared to $1.523 billion on both a pro forma and historical basis in 2001. EBITDA increased 15% to $768 million in 2002 from $667 million on both a pro forma and historical basis in 2001.

             Revenues increased due to a 16% increase in Subscription revenues (from $1.402 billion to $1.630 billion) and a 50% increase in Advertising and Commerce revenues (from $121 million to $182 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

increase in digital cable subscribers and, to a lesser degree, the increase in basic cable subscribers. Digital cable subscribers managed by TWE increased by 54% to 3.9 million and high-speed data subscribers managed by TWE increased by 75% to 2.5 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was related to advertising purchased by programming vendors to promote their channels, including new channel launches, ($42 million in 2002 versus none in 2001) and the sale of advertising to business segments of AOL Time Warner ($30 million in 2002 versus $8 million in 2001). The Company expects advertising sales to programming vendors to sequentially decline, resulting in declines in such advertising in the second half of 2002 as compared to the prior year.

             EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs. The increase in video programming costs of 23% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of increased costs associated with the roll out of new services and higher property taxes associated with the upgrade of cable plants.

             Filmed Entertainment. Revenues increased 30% to $2.063 billion in 2002, compared to $1.590 billion on both a pro forma and historical basis in 2001. EBITDA increased 37% to $220 million in 2002, compared to $161 million on both a pro forma and historical basis in 2001.

             The revenue increase was primarily related to the worldwide home video release of Harry Potter and the Sorcerer’s Stone, the domestic home video release of Ocean’s Eleven, as well as the continued international theatrical success of those films and the theatrical success of the second quarter release of Scooby Doo, offset in part by reduced commerce revenues related to the closure of its Studio Stores.

             EBITDA increased principally due to the strong revenue growth.

             Networks. Revenues increased 14% to $846 million in 2002, compared to $745 million on both a pro forma and historical basis in 2001. EBITDA increased 21% to $188 million in 2002 from $156 million on both a pro forma and historical basis in 2001.

             Revenues grew primarily due to an increase in Subscription revenues and Content and Other revenues at HBO, as well as an increase in Advertising and Commerce revenues at The WB Network.

             For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series, Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues (from $122 million to $141 million) was driven by higher rates.

             EBITDA increased due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by reserves established on receivables from Adelphia Communications, a major cable television operator (“Adelphia”), and the write-off of development costs. For The WB Network, the improvement in EBITDA was principally due to the increase in revenues, offset in part by higher programming costs.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated Results

             TWE had revenues of $8.594 billion, income before the cumulative effect of an accounting change of $863 million and a net loss of $20.900 billion in 2002, compared to revenues of $7.290 billion and net income of $767 million on a pro forma basis in 2001 (revenues of $7.290 billion and net loss of $582 million on a historical basis).

             Revenues. TWE’s revenues increased to $8.594 billion in 2002, compared to $7.290 billion in 2001. This increase was driven by an increase in Subscription revenues of 15% to $4.285 billion, an increase in Advertising and Commerce revenues of 2% to $628 million and an increase in Content and Other revenues of 25% to $3.681 billion.

             As discussed more fully below, the increase in Subscription revenues was principally due to an increase in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments. The increase in Content and Other revenues was principally due to increased theatrical results at the Filmed Entertainment segment. Advertising and Commerce revenues were relatively flat as increases at the Cable and Networks segments were offset by lower results at the Filmed Entertainment segment due to the closure of the Studio Stores.

             Depreciation and Amortization. Depreciation and amortization increased to $710 million in 2002 from $578 million on a pro forma basis in 2001 ($1.853 billion on a historical basis). This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment related to the roll-out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life.

             Interest Expense, Net. Interest expense, net, decreased to $210 million in 2002, compared to $295 million on both a pro forma and historical basis in 2001, principally as a result of lower market interest rates in 2002 and lower levels of outstanding long-term debt.

             Other Expense, Net. Other expense, net, increased to $82 million in 2002, compared to $17 million on a pro forma basis in 2001 ($87 million on a historical basis). Other expense, net, increased primarily due to the absence of prior year pretax gains on the exchange of various unconsolidated cable television systems on a pro forma and historical basis in 2001.

             Minority Interest. Minority interest expense increased to $214 million in 2002, compared to $169 million in 2001 ($173 million on a historical basis). Minority interest expense increased principally due to the allocation of higher net income to TWE’s minority partners, which was partially offset by the absence in 2002 of an allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE-A/N attributable to the minority owners of TWE-A/N.

             Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $92 million in 2002 and $38 million on both a pro forma and historical basis in 2001 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

             Net Income (Loss) Before the Cumulative Effect of an Accounting Change. TWE’s net income before the cumulative effect of an accounting change increased to $863 million in 2002, compared to $767 million on a pro

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

forma basis in 2001 (net loss of $582 million on a historical basis). TWE’s net income before the cumulative effect of an accounting change increased due to higher EBITDA and decrease in interest expense, net, offset in part by increases in depreciation expense, minority interest, other expense, net and taxes.

Business Segment Results

             Cable. Revenues increased 20% to $3.548 billion in 2002, compared to $2.969 billion on both a pro forma and historical basis in 2001. EBITDA increased 13% to $1.496 billion in 2002 from $1.328 billion on both a pro forma and historical basis in 2001. Revenues increased due to a 17% increase in Subscription revenues (from $2.748billion to $3.204 billion) and a 56% increase in Advertising and Commerce revenues (from $221 million to $344 million).

             The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, the increase in basic cable subscribers. Similarly, digital cable subscribers managed by TWE increased by 54% to 3.9 million and high-speed data subscribers managed by TWE increased by 75% to 2.5 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channels, including new channel launches ($84 million in 2002 versus $17 million in 2001) and the sale of advertising to business segments of AOL Time Warner ($58 million in 2002 versus $11 million in 2001). The Company expects advertising sales to programming vendors to sequentially decline, resulting in declines in such advertising in the second half of 2002 as compared to the prior year.

             EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs. The increase in video programming costs of 27% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of increased costs associated with the roll out of new services and higher property taxes associated with the upgrade of cable plants.

             Filmed Entertainment. Revenues increased 17% to $3.736 billion in 2002, compared to $3.193 billion on both a pro forma and historical basis in 2001. EBITDA increased 37% to $358 million in 2002, compared to $261 million on both a pro forma and historical basis in 2001.

             The revenue increase was primarily related to the worldwide theatrical and home video release of Harry Potter and the Sorcerer’s Stone and the worldwide theatrical and domestic home video release of Ocean’s Eleven. Warner Bros.’ revenues also benefited from higher worldwide consumer products licensing results, offset in part by reduced commerce revenues related to the closure of its Studio Stores.

             EBITDA increased principally due to improvements in the mix of theatrical product, primarily the profitability of Harry Potter and the Sorcerer’s Stone.

             Networks. Revenues increased 11% to $1.628 billion in 2002, compared to $1.469 billion on both a pro forma and historical basis in 2001. EBITDA increased 14% to $357 million in 2002 from $314 million on both a pro forma and historical basis in 2001. Revenues grew primarily due to an increase in Subscription revenues and Content and Other revenues at HBO and an increase in Advertising and Commerce revenues at The WB Network. EBITDA increased due to improved results at HBO, offset in part by lower results at The WB Network.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

             For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues was driven by higher rates.

             For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by reserves established on receivables from Adelphia and the write-off of development costs. For The WB Network, the EBITDA decline was principally due to higher program license fees, offset in part by higher Advertising and Commerce revenues and a slight decrease in marketing costs.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2002

Current Financial Condition

             At June 30, 2002, TWE had $7.2 billion of debt, $249 million of cash and equivalents (net debt of $7.0 billion, defined as total debt less cash and cash equivalents) and $37.8 billion of partnership capital, compared to $8.1 billion of debt, $250 million of cash and equivalents (net debt of $7.8 billion) and $65.4 billion of partnership capital at December 31, 2001. The Company’s outstanding utilization under its accounts receivable and backlog securitization facilities was approximately $859 million as of June 30, 2002 and $718 million as of December 31, 2001. The Company’s total committed capacity at June 30, 2002, under its securitization facilities was approximately $1.3 billion. Approximately $535 million of committed capacity under the Company’s securitization facilities will mature in the third quarter of 2002. The Company intends to renew these securitization facilities prior to their maturity but there can be no assurance that it will be able to do so.

            As discussed in more detail below, management believes that TWE’s operating cash flow, cash and equivalents, borrowing capacity under committed bank credit agreements (including agreements with AOL Time Warner) and availability under its commercial paper program are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

             During the first six months of 2002, TWE’s cash provided by operations amounted to $2.308 billion as compared to $1.017 billion on both a pro forma and historical basis in 2001. This year over year growth in cash flow from operations was driven primarily by $883 million of improvements in working capital, an increase in EBITDA and lower income taxes and interest payments. The improvements in working capital are related to reduced working capital needs in the current period compared to increased working capital needs in the prior period. Working capital needs are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The current period benefits are largely expected to reverse in the second half of the year.

             During the first six months of 2002, cash provided by operations of $2.308 billion reflected $2.171 billion of EBITDA, less $212 million of net interest payments and $78 million of net income taxes paid. Cash flow from operations also reflects a reduction in other working capital requirements of $427 million.

 TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

            During the first six months of 2001, cash provided by operations of $1.017 billion on a pro forma basis reflected $1.864 billion of EBITDA, less $295 million of net interest payments and $96 million of net income taxes paid. Cash flow from operations also reflects an increase in other working capital requirements of $456 million.

Investing Activities

             Cash used by investing activities was $1.165 billion in the first six months of 2002, compared to $1.673 billion on both a pro forma and historical basis in 2001. The decrease in cash used by investing activities reflects lower acquisition spending and capital expenditures.

             During the first six months of 2002, cash used by investing activities of $1.165 billion reflects $281 million of cash used for acquisitions and investments and $905 million of capital expenditures, offset in part by investment proceeds of $21 million.

            During the first six months of 2001, cash used by investing activities of $1.673 billion in 2001 reflected $702 million of cash used for acquisitions and investments and $1.003 billion of capital expenditures, offset in part by $32 million of investment proceeds.

Financing Activities

            Cash used by financing activities was $1.144 billion for the first six months of 2002, compared to cash provided by financing activities of $643 million on both a pro forma and historical basis in 2001. The reduction in cash from financing activities reflects net repayments on borrowings in 2002.

             During the first six months of 2002, cash used by financing activities of $1.144 billion resulted from approximately $827 million of net payments on borrowings and capital distributions of $317 million.

             During the first six months of 2001, cash provided by financing activities of $643 million in 2001 primarily resulted from approximately $1.105 billion of net incremental borrowings, offset in part by $462 million of capital distributions.

TWE Cash Flow Restrictions

             The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to AOL Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under its bank credit agreements, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to AOL Time Warner, subject to its individual compliance with the cash flow coverage and leverage ratio covenants contained therein.

$10 Billion Revolving Credit Facilities

            In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, including TWE, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”) which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-

 TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements include AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. Borrowings will bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the AOL Time Warner’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings (Note 7).

Capital Expenditures

             TWE’s capital expenditures amounted to $905 million for the six months ended June 30, 2002, compared to $1.003 billion on a pro forma and historical basis in 2001. Capital expenditures principally relate to the Company’s Cable segment ($851 million in 2002 as compared to $954 million in 2001), which over the past several years has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services.

             TWE’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, initial drops, converters and cable modems. With respect to converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in the re-deployment of these assets are expensed as incurred. Similarly, once a given household has been wired, all costs incurred in subsequent disconnects and reconnects applicable to that household are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. For converters and modems, such life is generally 3-5 years and for plant upgrades, such useful life is up to 16 years. As of June 30, 2002, the total net book value of capitalized labor and overhead costs associated with the installation of converters and modems was approximately $175 million.

Filmed Entertainment Backlog

             Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for Warner Bros. was approximately $3.3 billion at June 30, 2002, compared to approximately $3.5 billion at December 31, 2001 (including amounts relating to the licensing of film product to TWE’s Networks segment of approximately $293 million at June 30, 2002 and approximately $433 million at December 31, 2001).

CAUTION CONCERNING FORWARD–LOOKONG STATEMENTS AND RISK FACTORS

             The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and

 TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

             TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation, economic, strategic, political and social conditions, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of TWE or its business segments in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE’s other filings with the SEC and the following:

  For TWE’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; the ability to enter into new program vendor advertising arrangements; and greater than expected increases in programming or other costs.
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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

  For TWE generally, the risk that lower than expected valuations associated with the cash flows and revenues at the TWE segments may result in the inability of the Company to realize the value of recorded intangible and goodwill at those segments.

            In addition, TWE’s overall financial strategy, including growth in operations, maintaining its financial ratios and strong balance sheet, could be adversely affected by increased interest rates, decreased liquidity in the capital markets (including any reduction in its ability to access either the capital markets for debt securities or bank financings), failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in TWE’s plans, strategies and intentions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED BALANCE SHEET

	June 30, 2002 Historical	December 31, 2001 Historical

	(unaudited)
	(millions)
ASSETS
Current assets
Cash and equivalents	$249	$250
Receivables, including $533 and $501 million due from AOL Time Warner, less allowances of $1.120 billion and $910 million	3,136	3,480
Inventories	881	852
Prepaid expenses	340	326

Total current assets	4,606	4,908

Noncurrent inventories and film costs	2,153	2,187
Investments, including available-for-sale securities	2,188	2,308
Property, plant and equipment	8,830	8,573
Intangible assets subject to amortization	2,415	2,464
Intangible assets not subject to amortization	22,352	22,356
Goodwill	12,412	41,004
Other assets	1,284	1,258

Total assets	$56,240	$85,058

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$2,129	$2,218
Participations payable	1,151	1,014
Programming costs payable	546	455
Debt due within one year	11	2
Other current liabilities, including $937 million and $1.022 billion due to AOL Time Warner	2,585	2,616

Total current liabilities	6,422	6,305

Long-term debt, including $1.240 and $1.734 billion due to AOL Time Warner	7,206	8,049

Other long-term liabilities, including $28 million and $446 million due to AOL Time Warner	2,486	3,108
Minority interests	2,278	2,191

Partners’ capital
Contributed capital	59,936	66,793
Accumulated other comprehensive income (loss), net	15	(6)
Partnership deficit	(22,103)	(1,382)

Total partners’ capital	37,848	65,405

Total liabilities and partners’ capital	$56,240	$85,058

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma(a)	2001 Historical	2002 Historical	2001 Pro Forma(a)	2001 Historical

	(millions)
Revenues:

Subscriptions	$2,176	$1,899	$1,899	$4,285	$3,729	$3,729
Advertising and commerce	333	314	314	628	613	613
Content and other	2,058	1,476	1,476	3,681	2,948	2,948

Total revenues(b)	4,567	3,689	3,689	8,594	7,290	7,290

Cost of revenues(b)	(3,003)	(2,319)	(2,319)	(5,659)	(4,636)	(4,636)
Selling, general and administrative(b)	(736)	(671)	(671)	(1,399)	(1,296)	(1,296)
Amortization of goodwill and other intangible assets	(38)	(36)	(666)	(75)	(72)	(1,347)

Operating income	790	663	33	1,461	1,286	11
Interest expense, net(b)	(100)	(142)	(142)	(210)	(295)	(295)
Other expense, net(b)	(49)	(13)	(47)	(82)	(17)	(87)
Minority interest	(105)	(68)	(70)	(214)	(169)	(173)

Income (loss) before income taxes and cumulative effect of accounting change	536	440	(226)	955	805	(544)
Income taxes	(53)	(6)	(6)	(92)	(38)	(38)

Income (loss) before cumulative effect of accounting change	483	434	(232)	863	767	(582)
Cumulative effect of accounting change	—	—	—	(21,763)	—	—

Net income (loss)	$483	$434	$(232)	$(20,900)	$767	$(582)

______________

(a)	In order to enhance comparability, pro forma statements for 2001 are presented supplementally as if FAS 142 had been applied at the beginning of 2001 (Note 1).

(b)	Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

Revenues	$266	$234	$234	$489	$441	$441
Cost of revenues	(167)	(132)	(132)	(294)	(255)	(255)
Selling, general and administrative	(60)	(45)	(45)	(95)	(81)	(81)
Interest expense, net	4	4	4	8	7	7
Other expense, net	—	(10)	(10)	—	(5)	(5)

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2002 Historical	2001 Pro Forma(a)	2001 Historical

	(millions)
OPERATIONS
Net income (loss)	$(20,900)	$767	$(582)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	21,763	—	—
Depreciation and amortization	710	578	1,853
Amortization of film costs	847	830	830
Equity in losses of investee companies after distributions	86	72	142
Changes in operating assets and liabilities	(198)	(1,230)	(1,226)

Cash provided by operations	2,308	1,017	1,017

INVESTING ACTIVITIES
Investments and acquisitions	(281)	(702)	(702)
Capital expenditures	(905)	(1,003)	(1,003)
Investment proceeds	21	32	32

Cash used by investing activities	(1,165)	(1,673)	(1,673)

FINANCING ACTIVITIES
Borrowings	2,301	3,633	3,633
Debt repayments	(3,128)	(2,528)	(2,528)
Capital and other distributions	(317)	(462)	(462)

Cash provided (used) by financing activities	(1,144)	643	643

DECREASE IN CASH AND EQUIVALENTS	(1)	(13)	(13)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	250	306	306

CASH AND EQUIVALENTS AT END OF PERIOD	$249	$293	$293

______________

(a)	In order to enhance comparability, pro forma statements for 2001 are presented supplementally as if FAS 142 had been applied at the beginning of 2001 (Note 1)

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
Six Months Ended June 30,
(Unaudited)

	2002 Historical	2001 Historical

	(millions)

BALANCE AT BEGINNING OF PERIOD	$65,405	$6,926

Allocation of a portion of the purchase price in connection with America Online-Time Warner merger to TWE	—	59,518
Reallocation of TWE goodwill to other segments of AOL Time Warner upon adoption of FAS 142	(6,857)	—

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner merger and reallocation of goodwill upon adoption of FAS 142	58,548	66,444

Net loss	(20,900)	(582)
Other comprehensive income (loss)	21	(14)

Comprehensive loss	(20,879)	(596)

Distributions	174	(867)
Other	5	83

BALANCE AT END OF PERIOD	$37,848	$65,064

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

            AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

            A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). As of June 30, 2002, AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

            During the second quarter of 2002, AT&T exercised an option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. This transaction had no impact on the TWE financial statements as it represents a transaction between its partners.

            AT&T has the right, during 60-day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. In June 2002, AT&T and TWE engaged Banc of America Securities LLC (“Banc of America”) to perform appraisals and make other determinations under the TWE Partnership Agreement. In July 2002, AOL Time Warner and AT&T agreed to temporarily suspend the registration rights process so that they can pursue discussion of an alternative transaction. For the time being, AOL Time Warner and AT&T have asked Banc of America not to deliver the determinations. The Company cannot at this time predict the outcome or effect, if any, of these discussions or the registration rights process, if resumed.

            TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

            Each of the business interests within Cable, Filmed Entertainment and Networks is important to TWE’s objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) HBO and Cinemax, the leading pay-television services and (4) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.’s collection of children’s cartoons and television programming.

Basis of Presentation

Interim Financial Statements

            The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE, included in its Form 10-K for the year ended December 31, 2001, filed on March 27, 2002 (the “2001 Form 10-K”).

Basis of Consolidation

            The consolidated financial statements of TWE include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of all companies in which TWE has a controlling voting interest, as if TWE and its subsidiaries were a single company. Intercompany transactions between the consolidated companies have been eliminated.

Revenue Classification Changes

            In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification will impact TWE’s Cable segment, resulting in an increase in both revenues and costs of approximately $61 million on both a pro forma and historical basis for the three months ended June 30, 2001 and an increase in both revenues and costs of approximately $120 million on both a pro forma and historical basis for the six months ended June 30, 2001.

Accounting for Business Combinations

            In July 2001, the FASB issued Statements of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for TWE in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, TWE recorded a one-time, noncash charge of approximately $22 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting FAS 142, see Note 3.

Reclassifications

            Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2002 presentation.

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

            Of the total restructuring costs, $107 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $19 million were made in 2001 ($10 million of which was in the second quarter and for the first six months of 2001), an additional $5 million was made in the second quarter of 2002 and approximately $18 million was made for the first six months of 2002. As of June 30, 2002, the remaining liability of approximately $70 million was classified as a current liability in the accompanying consolidated balance sheet.

            The restructuring charge also includes approximately $194 million associated with exiting certain activities. Specifically, TWE has exited certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $88 million in 2001 ($15 million of which was paid in the second quarter of 2001 and $20 million for the first six months of 2001), an additional $24 million was paid in the second quarter of 2002 and approximately $49 million was paid for the first six months of 2002. In addition, for the second quarter and the first six months of 2002, there were non-cash reductions in the restructuring accrual of approximately $15 million, as actual termination payments were less than amounts originally estimated. As of June 30, 2002, the remaining liability of $42 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

          Selected information relating to the restructuring plans follows (in millions):

	Employee Termination	Exit Costs	Total

Initial accruals	$107	$194	$301
Cash paid – 2001	(19)	(88)	(107)

Restructuring liability as of December 31, 2001	$88	$106	$194
Cash paid – 2002	(18)	(49)	(67)
Noncash reductions(a) – 2002	—	(15)	(15)

Restructuring liability as of June 30, 2002	$70	$42	$112

______________

(a)	Noncash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

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

            Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 8 – Segment Information. This methodology differs from TWE’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

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

            The FAS 142 goodwill impairment is associated solely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the decline in AOL Time Warner’s stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company’s reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, effective January 1, 2002, $6.857 billion of the goodwill generated in the Merger, which was previously allocated to the TWE segments, has been reallocated to other segments of AOL Time Warner.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            A summary of changes in the Company’s goodwill during the first six months of 2002, and total assets at June 30, 2002, by business segment is as follows (in millions):

	Goodwill				Total Assets

	January 1, 2002(1) (2)	Acquisitions & Adjustments	Impairments	June 30, 2002	June 30, 2002

Cable	$19,048	$—	$(16,768)	$2,280	$32,625
Filmed Entertainment	6,165	6	(2,851)	3,320	12,756
Networks(3)	8,934	22	(2,144)	6,812	10,187
Corporate	—	—	—	—	672

Total	$34,147	$28	$(21,763)	$12,412	$56,240

______________

(1)	Reflects the reallocation of goodwill of $6.857 billion to other segments of AOL Time Warner under FAS 142.
(2)	In addition to the goodwill identified above, AOL Time Warner has recognized goodwill associated with deferred tax liabilities related to TWE’s assets and liabilities. Neither the deferred tax liabilities nor the corresponding goodwill are recorded in TWE’s standalone financial statements because TWE is not subject to U.S. Federal income taxation.
(3)	Includes impairments at HBO ($1.933 billion) and The WB Network ($211 million).

           As of June 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of June 30, 2002			As of December 31, 2001

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Film library	$2,529	$(207)	$2,322	$2,529	$(138)	$2,391
Customer lists and other intangible assets	230	(137)	93	204	(131)	73

Total	$2,759	$(344)	$2,415	$2,733	$(269)	$2,464

Intangible assets not subject to amortization:
Cable television franchises	$21,907	$(1,644)	$20,263	$21,911	$(1,644)	$20,267
Brands, trademarks and other intangible assets	2,150	(61)	2,089	2,150	(61)	2,089

Total	$24,057	$(1,705)	$22,352	$24,061	$(1,705)	$22,356

            The Company recorded amortization expense of $38 million during the second quarter of 2002 compared to $36 million on a pro forma basis ($666 million on a historical basis) during the second quarter of 2001. The Company recorded amortization expense of $75 million for the first six months of 2002 compared to $72 million on a pro forma basis ($1.347 billion on a historical basis) for the first six months of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $156 million; 2003: $156 million; 2004: $150 million; 2005: $150 million; and 2006: $150 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the first six months of 2002, the Company acquired the following intangible assets (in millions):

		Weighted Average Amortization Period

Customer lists and other intangible assets subject to amortization	$26	10-15 years
Cable television franchises not subject to amortization	9	Indefinite

Total	$35

            The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had TWE adopted FAS 142 on January 1, 2001, the historical net income (loss) would have been changed to the adjusted amounts indicated below:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

	(millions)
	Net income (loss)	Net income (loss)

As reported – historical basis	$(232)	$(582)
Add: Goodwill amortization	451	864
Add: Intangible amortization	179	411
Add: Equity investee goodwill amortization	34	70
Minority interest impact	2	4
Income tax impact	—	—

Adjusted	$434	$767

4.     RESTRUCTURING OF TWE-ADVANCE/NEWHOUSE PARTNERSHIP AND ROAD RUNNER

            As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. As of June 30, 2002, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. The financial position and operating results of TWE-A/N are currently consolidated by TWE, and the partnership interest owned by Advance/Newhouse is reflected in the consolidated financial statements of TWE as minority interest.

            As of June 30, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with TWE owning approximately 67% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE-A/N). TWE’s interest in Road Runner is accounted for using the equity method of accounting because of certain approval rights currently held by Advance/Newhouse, a partner in TWE-A/N.

            On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which will result in Advance/Newhouse taking a more active role in the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On August 1, 2002 (the “Debt Closing Date”), Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed management responsibilities for the

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Advance/Newhouse Systems, to the extent permitted under applicable government regulations, and accordingly, AOL Time Warner and TWE will deconsolidate the financial position and operating results of these systems effective in the third quarter of 2002. Additionally, all prior period results associated with the Advance/Newhouse Systems will be reflected as a discontinued operation beginning in the third quarter of 2002. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the performance of the Advance/Newhouse Systems, including associated liabilities, while TWE retains substantially all of the interests in the other TWE-A/N assets and liabilities. As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner acquired Advance/Newhouse’s interest in Road Runner. As a result, beginning in the third quarter of 2002, TWE will consolidate the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment, retroactive to the beginning of the year.

            The impact on the TWE Cable segment of consolidating Road Runner is affected by certain transactions between Road Runner and the TWE Cable segment. Specifically, a substantial portion of Road Runner’s revenues are derived from transactions with TWE’s Cable segment. As a result, upon consolidation of Road Runner’s results of operations with the results of operations of the TWE Cable segment, a substantial portion of Road Runner’s revenues will be eliminated. The deconsolidation of the Advance/Newhouse Systems and consolidation of Road Runner will impact the results of operations of TWE’s Cable segment, as follows (in millions):

Cable Segment

	Three Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

Cable Segment	$1,812	$768	$464	$1,523	$667	$432
TWE-A/N Impact	(363)	(172)	(107)	(304)	(137)	(85)
Road Runner Impact	73	(25)	(38)	54	(42)	(59)
Intercompany Impact	(44)	—	—	(27)	—	—

Pro Forma Cable Segment	$1,478	$571	$319	$1,246	$488	$288

	Six Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

Cable Segment	$3,548	$1,496	$911	$2,969	$1,328	$882
TWE-A/N Impact	(715)	(333)	(205)	(596)	(271)	(171)
Road Runner Impact	142	(53)	(79)	107	(90)	(127)
Intercompany Impact	(83)	—	—	(51)	—	—

Pro Forma Cable Segment	$2,892	$1,110	$627	$2,429	$967	$584

            The impact on TWE’s consolidated operating results of deconsolidating the Advance/Newhouse Systems and consolidating Road Runner is affected by the intercompany transaction between Road Runner and the TWE Cable segment, as noted above, as well as certain transactions with other segments of TWE. For example, TWE’s consolidated results will also be impacted by certain transactions with the Advance/Newhouse Systems that were previously eliminated in consolidation. For example, the Advance/Newhouse Systems purchase cable programming from HBO. Once the Advance/Newhouse Systems are deconsolidated, these programming revenues recognized by the Networks segment will no longer need to be eliminated in consolidation. The impact of the deconsolidation of the Advance/Newhouse Systems and the consolidation of Road Runner, including the impact of the intercompany transactions discussed above, is as follows (in millions):

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

TWE

	Three Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

TWE	$4,567	$1,156	$790	$3,689	$964	$663
TWE-A/N Impact	(363)	(172)	(107)	(304)	(137)	(85)
Road Runner Impact	73	(25)	(38)	54	(42)	(59)
Intercompany Impact	(31)	—	—	(16)	—	—

Pro Forma TWE	$4,246	$959	$645	$3,423	$785	$519

	Six Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

TWE	$8,594	$2,171	$1,461	$7,290	$1,864	$1,286
TWE-A/N Impact	(715)	(333)	(205)	(596)	(271)	(171)
Road Runner Impact	142	(53)	(79)	107	(90)	(127)
Intercompany Impact	(57)	—	—	(29)	—	—

Pro Forma TWE	$7,964	$1,785	$1,177	$6,772	$1,503	$988

            Exclusive of any gain or loss associated with these transactions, the impact of the TWE-A/N restructuring on TWE’s consolidated net income will be substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations. Additionally, because TWE had previously accounted for its investment in Road Runner using the equity method of accounting, and TWE will not acquire an additional interest in Road Runner as part of the restructuring, the consolidation of Road Runner will not impact TWE’s net income.

            As of June 30, 2002, the Advance/Newhouse Systems had total assets of approximately $2.7 billion and had been allocated approximately $780 million of debt, which, upon the deconsolidation of the Advance/Newhouse Systems, will no longer be included in the consolidated assets and liabilities of AOL Time Warner. Additionally, as of June 30, 2002, Road Runner had total assets of approximately $180 million and no debt, which, upon the consolidation of Road Runner, will be included in the consolidated assets of TWE.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.     INVENTORIES

Inventories and film costs consist of:

	June 30, 2002	December 31, 2001

	(millions)
Programming costs, less amortization	$1,302	$1,285
Merchandise	165	158
Film costs - Theatrical:
Released, less amortization	626	650
Completed and not released	154	285
In production	535	346
Development and pre-production	48	36
Film costs - Television:
Released, less amortization	171	123
Completed and not released	26	95
In production	1	59
Development and pre-production	6	2

Total inventories and film costs(a)	3,034	3,039
Less current portion of inventory	881	852

Total noncurrent inventories and film costs	$2,153	$2,187

_____________

(a)	Does not include $2.322 billion and $2.391 billion of net film library costs as of June 30, 2002 and December 31, 2001, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet (Note 3).

6.     PARTNERS’ CAPITAL

            TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse AOL Time Warner for stock options granted to employees of TWE based on the amount by which the market price of AOL Time Warner common stock exceeds the option exercise price on the exercise date. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of AOL Time Warner common stock declines.

            During the six months ended June 30, 2002, TWE accrued $222 million of tax-related distributions and reversed previous stock option distribution accruals of $396 million, based on closing prices of AOL Time Warner common stock of $14.71 at June 30, 2002 and $32.10 at December 31, 2001. During the six months ended June 30, 2001, TWE accrued $50 million of tax-related distributions and $817 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the six months ended June 30, 2002, TWE paid distributions to the AOL Time Warner General Partners in the amount of $244 million, consisting of $222 million of tax-related distributions and $22 million of stock option related distributions. During the six months ended June 30, 2001, TWE paid the AOL Time Warner General Partners distributions in the amount of $391 million, consisting of $50 million of tax-related distributions and $341 million of stock option related distributions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    LONG–TERM DEBT

            In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, including TWE, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”) which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreement include AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. The obligations of TWE and TWE-A/N are not guaranteed. Borrowings will bear interest at specific rates, generally based on the credit rating for each of the borrowers, currently equal to LIBOR plus .625% including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the AOL Time Warner’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings.

8.     SEGMENT INFORMATION

            TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

            TWE’s results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, supplemental pro forma operating results for 2001 have been presented as if FAS 142 had been applied at the beginning of 2001.

            The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the 2001 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were with third parties.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Revenues(a)
Cable	$1,812	$1,523	$1,523	$3,548	$2,969	$2,969
Filmed Entertainment.	2,063	1,590	1,590	3,736	3,193	3,193
Networks	846	745	745	1,628	1,469	1,469
Intersegment elimination	(154)	(169)	(169)	(318)	(341)	(341)

Total	$4,567	$3,689	$3,689	$8,594	$7,290	$7,290

___________________

(a)	Revenues reflect the provisions of Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of Topic D-103 was to increase revenues and costs by equal amounts of approximately $61 and $120 million for the three months and six months ended June 30, 2001, respectively.

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

            These intercompany transactions are recorded by each segment at fair value as if the transactions were with third parties and, therefore, impact segment performance. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by TWE’s segments on intercompany transactions are as follows:

	Three Months Ended June 30 ,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Intercompany Revenues
Cable	$2	$—	$—	$3	$1	$1
Filmed Entertainment	75	93	93	172	187	187
Networks	77	76	76	143	153	153

Total intercompany revenues	$154	$169	$169	$318	$341	$341

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
EBITDA(a)
Cable	$768	$667	$667	$1,496	$1,328	$1,328
Filmed Entertainment	220	161	161	358	261	261
Networks	188	156	156	357	314	314
Corporate	(20)	(20)	(20)	(40)	(39)	(39)

Total EBITDA	$1,156	$964	$964	$2,171	$1,864	$1,864

______________

(a)	EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, TWE’s operating income for the three months ended June 30 was $790 million in 2002 and $663 million in 2001 ($33 million on a historical basis). After deducting depreciation and amortization, TWE’s operating income for the six months ended June 30 was $1.461 billion in 2002 and $1.286 billion in 2001 ($11 million on a historical basis).

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Depreciation of Property, Plant and Equipment
Cable	$302	$235	$235	$582	$446	$446
Filmed Entertainment	18	21	21	36	42	42
Networks	6	8	8	13	16	16
Corporate	2	1	1	4	2	2

Total depreciation	$328	$265	$265	$635	$506	$506

	Three Months EndedJune 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Amortization of Intangible Assets(a)
Cable	$2	$—	$473	$3	$—	$961
Filmed Entertainment	33	33	97	67	67	195
Networks	3	3	96	5	5	191

Total amortization	$38	$36	$666	$75	$72	$1,347

______________

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

            As discussed in Note 3, when FAS 142 was initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date was reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance required that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, $6.857 billion of the goodwill generated in the Merger originally allocated to the TWE segments was reallocated on January 1, 2002, to other segments of AOL Time Warner resulting in a change in segment assets. Following are TWE’s assets by business segment, reflecting the January 1, 2002 reallocation of goodwill in accordance with FAS 142:

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2002 Historical	December 31, 2001 Historical

	(millions)
Assets
Cable	$32,625	$56,760
Filmed Entertainment	12,756	16,394
Networks	10,187	11,225
Corporate	672	679

Total assets	$56,240	$85,058

9.     COMMITMENTS AND CONTINGENCIES

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

            On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner Inc. filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner Inc., the Company, Warner–Elektra–Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of the Employee Retirement Income Security Act (“ERISA”). The Company believes the lawsuit has no merit and intends to defend against it vigorously. Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

            TWE is also subject to numerous other legal proceedings. In management’s opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE’s consolidated financial statements.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.     ADDITIONAL FINANCIAL INFORMATION

Cash Flows

            Additional financial information with respect to cash (payments) and receipts are as follows:

	Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Cash payments made for interest	$(217)	$(310)	$(310)
Interest income received	5	15	15

Cash interest expense, net	$(212)	$(295)	$(295)

Cash payments made for income taxes	$(80)	$(98)	$(98)
Income tax refunds received	2	2	2

Cash taxes, net	$(78)	$(96)	$(96)

Other Expense, Net

            Other expense, net, consists of:

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Other investment–related activity, principally losses on equity investees	$(39)	$(46)	$(80)	$(72)	$(75)	$(145)
Gains related to the exchange of unconsolidated cable television systems	—	39	39	—	71	71
Losses on asset securitization programs	(5)	(5)	(5)	(9)	(11)	(11)
Miscellaneous	(5)	(1)	(1)	(1)	(2)	(2)

Total other expense, net	$(49)	$(13)	$(47)	$(82)	$(17)	$(87)

Other Current Liabilities

            Other current liabilities consist of:

	June 30, 2002 Historical	December 31, 2001 Historical

Accrued expenses	$2,007	$1,940
Accrued compensation	195	275
Deferred revenues	309	350
Accrued income taxes	74	51

Total	$2,585	$2,616

Part II. Other Information

Item 1. Legal Proceedings.

Securities Matters

            As of August 13, 2002, twenty class action lawsuits have been filed, naming as defendants the Company, certain current and former executives of the Company and, in three instances, America Online. Seventeen of these were filed in the United States District Court for the Southern District of New York, three were filed in the United States District Court for the Eastern District of Virginia and one in the United States District Court for the Eastern District of Texas (the “AOL Time Warner Shareholder Litigation”). The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of AOL Time Warner stock. Three of the lawsuits, in addition to the above allegations, allege that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. The Company intends to defend against the lawsuits vigorously. The Company is unable to predict the outcome of the cases or reasonably estimate a range of possible loss.

            On July 23, 2002, Pfeiffer v. Case et al. , a shareholder derivative action, was filed in New York State Supreme Court for the County of New York, and on August 7, 2002, Hall v. Case et al., also a shareholder derivative action, was filed in the United States District Court for the Southern District of New York. Both suits name the directors and certain officers of the Company as defendants, as well as the Company as a nominal defendant. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of AOL Time Warner securities. The lawsuits request that all proceeds from any improper sales of AOL Time Warner common stock and any improper salaries or payments be returned to the Company. The Company intends to defend against the lawsuits vigorously. The Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

            In addition, the Securities and Exchange Commission and the Department of Justice are investigating the financial reporting and disclosure practices of the Company. The Company is cooperating in the investigations. The Company cannot predict the outcome of the investigations at this time.

             During the week beginning August 5, 2002, the Company learned of information regarding three transactions involving its AOL division that, upon further review, may result in the Company concluding that the consideration received was recognized inappropriately as advertising and commerce revenues. The aggregate advertising and commerce revenues recognized in connection with these transactions were $12.7 million, $5.3 million, $5.3 million, $5.3 million, $11.8 million and $8.5 million, respectively, over the six quarters ending March 31, 2002, with corresponding expenses of approximately $1.25 million recorded in each of the respective quarters. The Company is continuing its review of these and other advertising transactions at the AOL division. When the Company has completed this review, it will determine whether its accounting for these transactions was inappropriate and, if so, what action, if any, is appropriate with respect to its reported financial results.

             The Company cannot predict at this time what action will be determined to be appropriate in response to all of the foregoing, although one possible outcome is a restatement of prior periods’ results.

Other Matters

            Reference is made to Netscape Communications Corporation v. Microsoft Corporation described on page 37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”). On June 17, 2002, the Judicial Panel on Multi-District Litigation transferred the case to the United States District Court for the District of Maryland for all pretrial proceedings.

            Reference is made to the class action lawsuits concerning AOL versions 5.0 and 6.0 software described on page 37 of the 2001 Form 10-K. The parties in the 5.0 software matter have entered into a settlement that is not material to the Company’s financial condition or results of operations to resolve the ISP claims related to 5.0 installations. The settlement is subject to the final approval of the court.

Item 4. Submission of Matters to a Vote of Security Holders.

            (a)(b)(c) The Annual Meeting of Stockholders of the Company was held on May 16, 2002 (the “2002 Annual Meeting”). The following matters were voted upon at the 2002 Annual Meeting:

            (i) The following individuals were elected directors of the Company for terms expiring in 2003:

	Votes For	Votes Withheld	Broker Non-Votes
Daniel F. Akerson	3,516,395,000	75,793,082	0
James L. Barksdale	3,514,333,841	77,854,241	0
Stephen F. Bollenbach	3,517,640,625	74,547,457	0
Stephen M. Case	3,536,429,335	55,758,747	0
Frank J. Caufield	3,538,752,694	55,149,851	0
Miles R. Gilburne	3,515,680,854	78,221,691	0
Carla A. Hills	3,538,912,000	54,990,545	0
Reuben Mark	3,540,557,177	53,345,368	0
Michael A. Miles	3,525,720,969	68,183,776	0
Kenneth J. Novack	3,538,788,210	55,116,535	0
Richard D. Parsons	3,540,283,246	53,621,499	0
Robert W. Pittman	3,538,381,863	55,522,882	0
Franklin D. Raines	3,518,055,358	75,849,387	0
R.E. Turner	3,539,422,574	54,482,171	0
Francis T. Vincent, Jr.	3,518,011,353	75,893,392	0

            (ii) Approval of the appointment of Ernst & Young LLP as independent auditors of the Company for 2002:

Votes For	Votes Against	Abstentions	Broker Non-Votes
3,444,310,213	125,787,620	20,340,714	39,877

            (iii) Stockholder proposal regarding China business principles:

Votes For	Votes Against	Abstentions	Broker Non-Votes
163,652,653	2,252,456,926	212,528,294	961,840,551

Item 5. Other Information.

            Reference is made to the motion filed on March 19, 2002 by Liberty Media Corporation (“Liberty Media”) with the Federal Trade Commission (“FTC”) regarding the consent decree (the “Turner Consent Decree”) described on page 26 of the 2001 Form 10-K. On July 17, 2002, the FTC rejected Liberty Media’s motion to reopen the Turner Consent Decree and to modify it to eliminate the stock ownership and voting restrictions with respect to Liberty Media.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

            The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

  (b) Reports on Form 8-K .

	Item #	Description	Date
(i)	5	Reporting entry into a Letter Agreement to restructure the Time Warner Entertainment- Advance/Newhouse Partnership	June 24, 2002
(ii)	5	Reporting entry into two long-term revolving credit facilities	July 8, 2002

AOL TIME WARNER INC.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOL TIME WARNER INC. (Registrant)
By:	/s/ Wayne H. Pace

Name:	Wayne H. Pace
Title:	Executive Vice President and Chief Financial Officer

Dated: August 14, 2002

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.	By-laws of the Company as of July 18, 2002.

10.1	Master Transaction Agreement, dated as of August 1, 2002, by and among Time Warner Entertainment-Advance/Newhouse Partnership, (“TWEAN”), Time Warner Entertainment Company, L.P. (“TWE”), Paragon Communications (“Paragon”), and Advance/Newhouse Partnership (“Advance/Newhouse”).

10.2	Second Amended and Restated Partnership Agreement, dated as of August 1, 2002, by and among TWEAN, TWE and Paragon.

10.3	$6 Billion Five-Year Revolving Credit Agreement, dated as of July 8, 2002, among AOL Time Warner Inc., Time Warner Entertainment Company, L.P., Time Warner Entertainment-Advance/Newhouse Partnership, AOL Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 8, 2002 (the “July 2002 Form 8-K”)).

10.4	$4 Billion 364-Day Revolving Credit Agreement, dated as of July 8, 2002, among AOL Time Warner Inc., Time Warner Entertainment Company, L.P., Time Warner Entertainment-Advance/Newhouse Partnership, AOL Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.2 to the July 2002 Form 8-K).

10.5	Letter Agreement dated July 18, 2002 between AOL Time Warner Inc. and Robert W. Pittman.