Form 10-Q
period 2002-09-30
AOL TIME WARNER INC
filed 2002-11-14
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[  x  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 2002 or

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
Yes [  x  ]    No [      ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of October 31, 2002

Common Stock — $.01 par value	4,298,961,007

Series LMCN-V Common Stock — $.01 par value	171,185,826

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENT OF CASH FLOWS Nine Months Ended September 30,
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Nine Months Ended September 30,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTARY INFORMATION
PART I. FINANCIAL INFORMATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
EX-10.1 AMENDMENT NO. 2 TO DEFERRED COMPENSATION
EX-10.3 FORM OF RESTATED CERTIFICATE
EX-10.4 FORM OF AMENDED AND RESTATED AGREEMENT
EX-10.5 FORM OF BY-LAWS OF TWC
EX-10.6 FORM OF REGISTRATION RIGHTS AGREEMENT
EX-10.7 FORM OF REGISTRATION RIGHTS AGREEMENT
EX-10.8 FORM OF PARENT AGREEMENT
EX-10.9 FORM OF PARTNERSHIP INTEREST SALE
EX-10.10 FORM OF REIMBURSEMENT AGREEMENT
EX-10.11 FORM OF BRAND LICENSE AGREEMENT
EX-10.12 FORM OF TAX MATTERS
EX-10.13 FORM OF BRAND AND TRADE NAME LICENSE
EX-10.14 REGISTRATION RIGHTS AGREEMENT
EX-10.15 DISTRIBUTION AGREEMENT
EX-10.16 INTELLECTUAL PROPERTY AGREEMENT
EX-10.17 CONTRIBUTION AGREEMENT
EX-10.18 INTELLECTUAL PROPERTY AGREEMENT
EX-10.19 DEMAND PROMISSORY NOTE
EX-99.1 SECTION 906 CERTIFICATIONS

AOL TIME WARNER INC. AND
TIME WARNER ENTERTAINMENT COMPANY, L.P.

INDEX TO FORM 10-Q

	Page

	AOL Time
	Warner	TWE

PART I. FINANCIAL INFORMATION

Management’s discussion and analysis of results of operations and financial condition	1	73

Consolidated balance sheet at September 30, 2002 and December 31, 2001	35	89

Consolidated statement of operations for the three and nine months ended September 30, 2002 and 2001	36	90

Consolidated statement of cash flows for the nine months ended September 30, 2002 and 2001	37	91

Consolidated statement of shareholders’ equity and partnership capital	38	92

Notes to consolidated financial statements	39	93

Supplementary information	65

PART II. OTHER INFORMATION	107

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

         Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of AOL Time Warner Inc.’s (“AOL Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of AOL Time Warner’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2002 relative to the comparable periods in 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2002 and cash flows for the nine months ended September 30, 2002.

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances. In addition, a description is provided of the risk factors that could adversely affect the operations, business or financial results of the Company or its business segments.

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

         AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and DVD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Use of EBITDA

         AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other measures, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. In addition, EBITDA should not be used as a substitute for the Company’s various cash flow measures (e.g., operating cash flow and free cash flow), which are discussed in detail beginning on page 27.

Recent Developments

Restatement of Prior Financial Information

         The Company is conducting an internal review of certain advertising and commerce transactions at the AOL segment under the direction of the Company’s Chief Financial Officer. In connection with this internal review, the financial results for each of the quarters ended September 30, 2000 through June 30, 2002 will be restated. The total impact of the adjustments will be to reduce the Company’s consolidated advertising and commerce revenues by $190 million over these eight quarterly periods, with corresponding reductions in EBITDA, operating income and net income for that same time period of $97 million, $83 million and $46 million, respectively. For the AOL segment, the impact of the adjustments will be to reduce advertising and commerce revenues by $168 million over these eight quarterly periods, with corresponding reductions in EBITDA and operating income for that same time period of $97 million and $83 million, respectively. The remaining impact on the Company’s consolidated advertising and commerce revenues of $22 million represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments. The adjustments represent approximately 1% of the AOL segment’s total revenues for that same two-year period, approximately 3.4% of its advertising and commerce revenues, approximately 1.9% of its EBITDA and approximately 2.1% of its operating income. The largest impact of the adjustments is in the quarter ended September 30, 2000, where advertising and commerce revenues will be reduced by $66 million, both EBITDA and operating income will be reduced by $30 million and net income will be reduced by $18 million. The restatement will result in a decrease in basic earnings per share of $0.01 in both the third and fourth quarters of 2000.

         It is expected that the audited financial statements for the affected periods will be filed with the Securities and Exchange Commission (“SEC”) in the fourth quarter of 2002. Until such time, the Company’s financial statements for the affected periods, including the audited financial statements contained in the 2001 Annual Report on Form 10-K, should no longer be relied upon as a result of the announced restatement.

         The financial results presented in this report reflect the impact of the adjustments that will be made in the restatement of the Company’s financial results. For the three months ended September 30, 2001, the total impact of

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

these adjustments is a reduction of both the AOL segment’s and the Company’s consolidated advertising and commerce revenues of $16 million, with corresponding reductions in EBITDA of $6 million, operating income of $2 million and consolidated net income of $1 million. For the nine months ended September 30, 2002 and 2001, the total impact is a reduction of the Company’s consolidated advertising and commerce revenues of $12 million and $72 million, respectively, with corresponding reductions in EBITDA of $14 million and $14 million, respectively, operating income of $10 million and $7 million, respectively and net income of $2 million and $4 million, respectively. For the AOL segment, for the nine months ended September 30, 2002 and 2001, the impact of these adjustments is a reduction of advertising and commerce revenues of $6 million and $57 million, respectively, with corresponding reductions in EBITDA of $14 million and $14 million, respectively, and operating income of $10 million and $7 million, respectively. The remaining impact on the Company’s consolidated advertising and commerce revenues of $6 million and $15 million for the nine months ended September 30, 2002 and 2001, respectively, represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

         The SEC and the Department of Justice (“DOJ”) are investigating the financial reporting and disclosure practices of the Company. The Company will continue its efforts to cooperate with the investigations. The Company is unable to predict the outcome of these investigations. Refer to Note 12 and Part II, Item 1 for additional information regarding the investigations.

Investment in Time Warner Entertainment Company, L.P.

         A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). Prior to the change in ownership discussed below, AOL Time Warner owned general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by subsidiaries of AT&T Corp. (“AT&T”).

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

         In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. As part of the restructuring, AOL Time Warner will acquire complete ownership of TWE’s content assets, including Warner Bros. and Home Box Office, as well as TWE’s interests in The WB Network, Comedy Central and Court TV. In addition, almost all of AOL Time Warner’s interests in TWE and all of its interests in cable television systems held through wholly-owned subsidiaries will be contributed to an existing subsidiary of AT&T that will become a subsidiary of AOL Time Warner and be renamed “Time Warner Cable Inc.” In connection with the restructuring, AT&T will receive $2.1 billion in cash and AOL Time Warner common stock valued at $1.5 billion at the time of the closing of the restructuring and will retain both a 17.9% economic stake in Time Warner Cable Inc.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

and a 4.7% economic stake in TWE. AT&T’s combined interests in Time Warner Cable Inc. and TWE will result in AT&T holding an approximately 21% economic interest in the business of Time Warner Cable Inc. AT&T’s 17.9% economic stake in Time Warner Cable Inc. will represent approximately a 10.7% voting interest in Time Warner Cable Inc. The Company anticipates that the restructuring will be completed in early 2003, upon the receipt of local cable franchise approvals, where required, and other required regulatory approvals. Clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been received.

         Based upon its controlling voting interest in Time Warner Cable Inc., AOL Time Warner will consolidate the results of Time Warner Cable Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that Time Warner Cable Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity. Subject to market conditions, AOL Time Warner plans to conduct an initial public offering of Time Warner Cable Inc. soon after the closing of the restructuring. It is anticipated that the first $2.1 billion raised in any such offering would be used to pay off Time Warner Cable Inc. debt incurred to fund the $2.1 billion cash payment to AT&T. Thereafter, AT&T will have certain priority registration rights with respect to its stake in Time Warner Cable Inc. (Note 6).

Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

         As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to August 1, 2002, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was previously accounted for using the equity method of accounting prior to the restructuring because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

         On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002 (the “Debt Closing Date”), resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, AOL Time Warner and TWE have deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

         As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, AOL Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of the year.

         In connection with the TWE-A/N restructuring, AOL Time Warner recognized a noncash pretax gain of approximately $1.4 billion. Of this gain, approximately $1.2 billion related to the difference between the carrying value and fair value of AT&T’s interest in the Advance/Newhouse Systems, with the fair value being determined by reference to the fair value of AT&T’s additional interest acquired in the remaining TWE-A/N systems. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations. However, because this gain relates in large part to AT&T’s interest in TWE-A/N, it is substantially offset by minority interest expense, which is similarly included as part of discontinued operations. The remaining pretax gain of $188 million relates to the amount that the fair value of AOL Time Warner’s acquired interest in the TWE-A/N systems remaining under the control of AOL Time Warner exceeded the carrying value of AOL Time Warner’s interest in the Advance/Newhouse Systems, and primarily relates to the portion of TWE-A/N debt assumed by Advance/Newhouse in excess of its pro rata share in effective compensation for certain adverse tax consequences to the Company as a result of the restructuring. The gain is significantly less than the gain recognized by AT&T because the carrying value of AOL Time Warner’s interest in TWE-A/N, including its interest in the Advance/Newhouse Systems, was recently adjusted to fair value as part of the purchase accounting for the Merger. The $188 million pretax gain is also included as part of discontinued operations of AOL Time Warner for the three and nine month periods ended September 30, 2002. Exclusive of the gains associated with these transactions, the impact of the TWE-A/N restructuring on AOL Time Warner’s consolidated net income is substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s historical one-third interest was reflected as minority interest expense. As stated previously, this historical minority interest expense is currently classified as part of the discontinued operations for all periods presented. Additionally, there is no impact on AOL Time Warner’s consolidated net income of consolidating Road Runner since the Company had previously accounted for its interest in Road Runner under the equity method of accounting.

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

$10 Billion Revolving Credit Facilities

         In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

new senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements are AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and .125% if the facilities have more than 66% outstanding. Currently, the Company is paying the additional  .0625% usage fee. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage ratio and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and a maximum leverage ratio covenant of 5.0 times for each of TWE and TWE-A/N, but do not contain any credit ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings (Note 9).

RESULTS OF OPERATIONS
Transactions Affecting Comparability of Results of Operations

         AOL Time Warner’s results for 2002 have been impacted by the following transactions and events that cause them not to be comparable to the results reported in 2001.

•      New Accounting Standard for Goodwill and Other Intangible Assets. During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3).

•     Consolidation of AOL Europe, S.A. (“AOL Europe”). On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann AG’s (“Bertelsmann”) 49.5% interest in AOL Europe for $5.3 billion in cash and on July 1, 2002 acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash (Note 5). As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest in and began consolidating AOL Europe, retroactive to the beginning of 2002.

•     Consolidation of IPC Group Limited (“IPC”). In October 2001, AOL Time Warner’s Publishing segment acquired IPC, the parent company of IPC Media, from Cinven, one of Europe’s leading private equity firms, for approximately $1.6 billion.

•     Consolidation of Road Runner. In August 2002, AOL Time Warner’s Cable segment acquired Advance/Newhouse’s 17% indirect ownership in Road Runner, increasing the Company’s fully attributed ownership to approximately 82%. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, AOL Time Warner has consolidated the financial position and results of operations of Road Runner with the financial

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

Discontinued Operations

         As previously discussed in “Restructuring of TWE-Advance/Newhouse Partnership and Road Runner,” the Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the three months ended September 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. For the nine months ended September 30, 2001, the net impact was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively. In addition, as of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed in the restructuring.

New Accounting Standards

         In addition to the transactions previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance in several areas that require retroactive restatement of all periods presented to reflect the new accounting provisions.

Reimbursement of “Out-of-Pocket” Expenses

         In January 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for AOL Time Warner in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts AOL Time Warner’s Cable and Music segments, resulting in an increase in both revenues and costs of approximately $92 million for the third quarter of 2001 and $287 million for the first nine months of 2001.

Emerging Issues Task Force Issue No. 01-09

         In April 2001, the FASB’s EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts AOL Time Warner’s AOL, Music and Publishing segments. As a

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

result of applying the provisions of EITF 01-09, the Company’s revenues and costs each were reduced by an equal amount of approximately $44 million in the third quarter of 2001 and $154 million for the first nine months of 2001.

Other Significant Transactions and Nonrecurring Items

         As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of AOL Time Warner’s operating results has been affected by certain significant transactions and nonrecurring items in each period.

2002 Other Significant Transactions and Nonrecurring Items

         AOL Time Warner’s operating results for the nine months ended September 30, 2002 included (i) merger and restructuring costs of $184 million ($107 million in the first quarter and $77 million in the third quarter)(Note 2), (ii) a noncash pretax charge of $1.678 billion ($581 million in the first quarter, $364 million in the second quarter and $733 million in the third quarter) to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (Note 4), (iii) an approximate $59 million gain in the second quarter on the sale of a portion of the Company’s interest in Columbia House (Note 4) and (iv) an approximate $31 million gain in the second quarter on the redemption of a portion of the Company’s interest in TiVo Inc. (“TiVo”) (Note 4).

2001 Other Significant Transactions and Nonrecurring Items

         For the nine months ended September 30, 2001, AOL Time Warner’s operating results included (i) merger-related costs of approximately $205 million ($71 million in the first quarter and $134 million in the third quarter) (Note 2) and (ii) a noncash pretax charge of approximately $816 million ($620 million in the first quarter and $196 million in the third quarter) to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and to reflect fluctuations in derivative instruments (Note 4).

         The impact of the significant transactions and nonrecurring items discussed above on the operating results for the three and nine months ended September 30, 2002 and 2001 is as follows:

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in millions, except per share amounts)
Adjustments for significant and nonrecurring items:

Merger and restructuring costs	$77	$134	$184	$205

Gain on sale of Columbia House	—	—	(59)	—

Gain on redemption of TiVo	—	—	(31)	—

Loss on writedown of investments	733	196	1,678	816

Pretax impact of adjustments	810	330	1,772	1,021

Income tax impact of adjustments	(324)	(132)	(709)	(408)

Net income impact of adjustments	$486	$198	$1,063	$613

Impact on basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.11	$0.04	$0.24	$0.13

Impact on diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.11	$0.04	$0.24	$0.13

FAS 142

         In addition, the Company adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its impairment review and recorded a $54 billion noncash pretax charge for the impairment of goodwill, substantially all of which was generated in the Merger. The charge reflects overall market declines since the Merger was announced in January 2000, is non-operational in nature and reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 3).

         The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. While the Company’s overall goodwill impairment analysis will not be completed until the fourth quarter, based on the current market capitalization of AOL Time Warner as implied by the Company’s stock price, lower than expected performance at the AOL segment, and current market conditions in the cable industry, management believes that it is probable that a substantial overall goodwill impairment has occurred as of September 30, 2002. At this time, management is unable to reasonably estimate the magnitude of such an impairment. The factors that will affect the magnitude of impairment include management’s revised operating plan of the AOL segment, the results of the Company’s overall current budgeting and long-term plan process, and a valuation of assets (including unrecognized intangible assets) and liabilities, all of which will be completed in the fourth quarter. Additionally, the magnitude of any impairment will take into consideration AOL Time Warner’s overall market capitalization as well as the extent to which the stock price of comparable companies in the cable industry continue to experience a sustained decline in values. Any impairment charge would be noncash in nature and, therefore, is not expected to affect the Company’s liquidity or result in the non-compliance with any debt covenants, including the covenant to maintain at least $50 billion of GAAP net worth contained in the 2002 Credit Agreements. In addition, the Company would record any such noncash charge as a component of operating income.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Revenues and EBITDA by business segment are as follows (in millions):

	Three Months Ended September 30

	Revenues		EBITDA

	2002	2001(a)	2002	2001

		(Restated)		(Restated)
AOL	$2,215	$2,173	$432	$736

Cable(b)	1,753	1,525	680	650

Filmed Entertainment	2,643	2,112	331	307

Networks	1,832	1,663	520	450

Music	983	962	96	87

Publishing	1,353	1,095	276	196

Corporate	—	—	(87)	(74)

Merger and restructuring costs	—	—	(77)	(134)

Intersegment elimination(b)	(796)	(462)	(79)	(36)

Total revenues and EBITDA	$9,983	$9,068	$2,092	$2,182

Depreciation and amortization	—	—	(777)	(2,229)

Total revenues and operating income (loss)	$9,983	$9,068	$1,315	$(47)

(a)	Revenues reflect the provisions of EITF 01-09 and EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and EITF 01-14 was to increase revenues and costs by equal amounts of approximately $48 million for the third quarter of 2001. The net increase (decrease) in revenues and costs by business segment is as follows: AOL $(7) million, Cable $59 million, Music $23 million and Publishing $(27) million.

(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three months ended September 30, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

Consolidated Results

         Revenues. AOL Time Warner’s revenues increased to $9.983 billion in 2002, compared to $9.068 billion in 2001. This overall increase in revenues was driven by an increase in Subscription revenues of 21% to $4.818 billion and an increase in Content and Other revenues of 8% to $3.467 billion, offset in part by a decrease in Advertising and Commerce revenues of 10% to $1.698 billion.

         As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and in subscription rates at the AOL, Cable and Networks segments, as well as the impact of the acquisitions of AOL Europe and IPC and the consolidation of Road Runner. The increase in Content and Other revenues was principally due to increased revenue at the Filmed Entertainment segment, principally related to improved worldwide home video results, offset in part by lower results at the AOL segment, primarily related to the termination of the iPlanet alliance with Sun Microsystems, Inc. (“Sun Microsystems”) in the third quarter of 2001.

         The decline in Advertising and Commerce revenues compared to 2001 was due to lower advertising revenues (from $1.572 billion to $1.388 billion) principally related to the AOL segment, due to the continued weakness in online advertising sales and the decline in the current benefit from prior period contract sales, which are expected to continue into 2003. However, excluding the AOL segment, advertising revenues increased 9% primarily

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

related to growth at both the Networks and Publishing segments, including the impact of the acquisition of IPC. Commerce revenues ($310 million in 2002 and $308 million in 2001) were essentially flat.

         Intersegment Revenues. AOL Time Warner’s intersegment revenues increased to $796 million in 2002 compared to $462 million in 2001. The increase in intersegment revenues was principally due to an increase in film product sold by the Filmed Entertainment segment to the Company’s Networks segment. In addition, intersegment advertising and commerce revenues increased to $138 million in 2002 from $97 million in 2001. Since intersegment revenues are eliminated in consolidation, they do not impact the Company’s consolidated results.

         Corporate. AOL Time Warner’s corporate EBITDA loss increased to $87 million in 2002 from $74 million in 2001. The increase in the EBITDA loss was principally due to legal and other professional fees related to the SEC and DOJ investigations into the accounting practices of the Company, which are expected to continue into 2003.

         Depreciation and Amortization. Depreciation and amortization decreased to $777 million in 2002 from $2.229 billion in 2001. This decrease was due to a decrease in amortization expense to $181 million in 2002 from $1.784 billion in 2001 due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized. The decrease was offset in part by an increase in depreciation expense to $596 million in 2002 from $445 million in 2001. The increase in depreciation expense reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years and increased capital spending on equipment that varies with the number of new subscribers and is depreciated over a shorter useful life. In addition, depreciation at the AOL segment increased primarily due to an increase in network assets acquired as well as a decrease in the useful life of certain network assets.

         Operating Income (Loss). AOL Time Warner’s operating income increased to $1.315 billion in 2002 from an operating loss of $47 million in 2001. The improvement primarily related to a decrease in amortization expense due to the adoption of FAS 142, offset in part by a decrease in EBITDA, which is discussed in detail under “Business Segment Results,” and an increase in depreciation expense.

         Interest Expense, Net. Interest expense, net, increased to $489 million in 2002, from $341 million in 2001 due principally to incremental borrowings to purchase AOL Europe and IPC, the change in the mix of debt to higher fixed rate borrowings and reduced interest income due to the automatic conversion of the Company’s investment in Hughes Electronics Corp. (“Hughes”) from interest-bearing preferred stock to common stock in June 2002.

         Other Expense, Net. Other expense, net, increased to $851 million in 2002 from $437 million in 2001. Other expense, net, in each period included pretax noncash charges to reduce the carrying value of certain investments that experienced an other-than-temporary decline in value (Note 4). In 2002, this charge was approximately $733 million, primarily related to the Company’s investments in Hughes and America Online Latin America, Inc. (“AOL Latin America”). In 2001, the Company recorded a charge of approximately $196 million. Excluding these charges, other expense, net, decreased by $123 million in 2002 compared to 2001, primarily due to a reduction of losses from equity method investees related to reduced amortization associated with the adoption of FAS 142.

         Depending upon general market conditions and the performance of individual investments in the Company’s portfolio, the Company may be required in the future to record additional noncash charges to reduce the carrying value of individual investments to their fair value for other-than-temporary declines. In addition to investments in the Company’s portfolio as of September 30, 2002, the Company is committed to provide up to an

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

additional $89 million in funding to AOL Latin America prior to December 31, 2002 in exchange for senior convertible notes. Based upon the financial condition of AOL Latin America and general market conditions, the Company may be required to record an additional noncash charge related to this investment. Any such noncash charge would be unrelated to the Company’s core operations and would be recorded in other expense, net (Note 4). Excluding equity method investees, as of September 30, 2002, the fair value and carrying value of the Company’s portfolio were approximately $1.742 billion and $1.699 billion, respectively.

         Minority Interest Income (Expense). Minority interest income (expense) was $55 million of expense in 2002, compared to $12 million of minority interest income in 2001. The 2002 expense primarily reflects the impact of adopting FAS 142, which resulted in a reduction in amortization expense at the Company’s partially owned consolidated investees, thereby resulting in higher income attributable to minority partners.

         Income Tax Provision. AOL Time Warner had an income tax benefit of $25 million in 2002, compared to income tax expense of $174 million in 2001. The effective tax rate in each period differs from the 35% U.S. federal statutory rate as a result of several factors, including the Company’s pretax income relative to the amount of non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates and state and local income taxes. The most significant non-temporary difference in 2002 relates to foreign losses with no tax benefit and in 2001 relates to nondeductible amortization of goodwill.

         As of September 30, 2002, the Company had net operating loss carryforwards of approximately $12.0 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income and are, therefore, expected to reduce Federal income taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2011 through 2021.

         Net Income (Loss) and Net Income (Loss) Per Common Share. AOL Time Warner had net income of $57 million in 2002 compared to a net loss of $997 million in 2001. Basic and diluted net income per common share was $0.01 in 2002 compared to basic and diluted net loss per common share of $0.22 in 2001.

         As previously described and summarized in the table on page 9, the comparability of the Company’s operating results for 2002 and 2001 have been affected by the recognition of certain significant and nonrecurring items. These items totaled pretax losses of $810 million in 2002 and $330 million in 2001. In addition, beginning in the third quarter of 2002, the Company has reported the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. The impact of the discontinued operations was income of $112 million in 2002, primarily relating to a gain on the disposition of the Advance/Newhouse Systems compared to a loss of $10 million in 2001. Excluding the impact of the significant and nonrecurring items and the discontinued operations, the Company’s normalized net income from continuing operations was $431 million in 2002 compared to a loss of $789 million in 2001. Similarly, the normalized basic and diluted net income from continuing operations per common share was $0.10 in 2002 compared to a loss of $0.18 per share in 2001. The improvement primarily reflects reduced amortization associated with the adoption of FAS 142, offset in part by an overall decrease in AOL Time Warner’s EBITDA and increased depreciation expense, interest expense, net, and other expense, net.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Management Evaluation

         As noted above, the acquisition of AOL Europe and IPC, the consolidation of Road Runner, as well as the implementation of FAS 142, significantly impacted the comparability of AOL Time Warner’s 2002 results. In addition, other significant transactions and nonrecurring items occurred in each year, which also impacted the comparability of the Company’s results. As such, in reviewing the performance of its businesses, management also evaluates the Company’s results assuming that the acquisitions of AOL Europe and IPC, the consolidation of Road Runner and the adoption of FAS 142 occurred as of the beginning of 2001. In addition, management evaluates results excluding the previously discussed other significant transactions and nonrecurring items. Giving effect to these items, the Company’s total revenues would have increased 6% (from $9.417 billion to $9.983 billion), EBITDA would have decreased 1% (from $2.187 billion to $2.169 billion), operating income would have declined 11% (from $1.570 billion to $1.392 billion) and income from continuing operations would have declined 27% (from $592 million to $431 million).

Business Segment Results

         AOL. Revenues increased 2% to $2.215 billion in 2002, compared to $2.173 billion in 2001. EBITDA decreased 41% to $432 million in 2002, compared to $736 million in 2001.

         Revenues benefited from a 33% increase in Subscription revenues (from $1.374 billion to $1.827 billion), which was offset in part by a 47% decrease in Advertising and Commerce revenues (from $601 million to $321 million) and a 66% decrease in Content and Other revenues (from $198 million to $67 million).

         The growth in subscription revenues was primarily related to the acquisition of AOL Europe in 2002, as well as domestic revenue growth. Domestically, subscription revenues increased 11% and were principally driven by membership growth. The number of AOL brand subscribers in the U.S. was 26.7 million at September 30, 2002 compared to 24.2 million at September 30, 2001. The average monthly subscription revenue per domestic subscriber for the quarter increased 2% to $18.34 as compared to $18.06 in the prior year quarter. This increase is due to the standard unlimited rate increase of $1.95 per month to $23.90 (effective beginning in July 2001) and a shift in the mix of members to new higher premium rate plans. These increases were offset in part by new member acquisition programs and member service and retention programs that offer incentives in the form of discounts and free months to AOL’s members.

         The majority of AOL’s domestic subscribers are on standard unlimited pricing plans. Additionally, AOL has entered into certain bundling programs with original equipment manufacturers (“OEMs”) that generally do not result in subscription revenues during introductory periods, as well as the sale of bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of September 30, 2002, of the 26.7 million domestic AOL members, approximately 82% were on standard unlimited pricing plans (including 11% under various free trial, member service and retention programs), 13% were on lower priced plans, including Bring Your Own Access (“BYOA”), bulk employee programs with strategic partners, and limited usage plans (weighted average monthly rate of approximately $11.45), and the remaining 5% were on OEM bundled plans.

         The number of AOL brand subscribers in Europe was 6.1 million at September 30, 2002 and the average monthly subscription revenue per European subscriber for the third quarter of 2002 was $15.48. This compares to AOL brand subscribers in Europe of 5.0 million at September 30, 2001 and average monthly subscription revenue per European subscriber for the third quarter of 2001 of $12.97. The average monthly subscription revenue per European subscriber in 2002 was impacted by price increases implemented earlier this year in various European countries offering the AOL service and the positive effect of changes in foreign currency exchange rates.

         The decline in Advertising and Commerce revenues resulted from a decline in advertising revenues (from $547 million to $267 million), as commerce revenues were flat. The decline in advertising revenues is principally

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

due to a reduction in benefits from prior period domestic contract sales and continued weakness in online advertising sales, which is expected to extend into 2003. The advertising revenue decline was slightly offset by contributions from AOL Europe. Domestic contractual commitments received in prior periods contributed advertising revenue of $164 million in the 2002 period compared to $431 million in the comparable prior year period. Included in the amount of revenue from domestic contractual commitments received in prior periods was revenue recognized from the termination of contractual commitments, which declined to less than $1 million in the 2002 period compared to $72 million in the comparable prior year period. Also contributing to the decline in advertising is a slight decline in intercompany sales of advertising to other business segments of AOL Time Warner in 2002 compared to 2001 (from $40 million to $37 million). Of the $267 million of advertising revenue in the current quarter, approximately $89 million related to the five most significant domestic advertisers. Similarly, of the $547 million of advertising revenue in the prior year quarter, approximately $185 million related to the five most significant domestic advertisers.

         During the quarter, domestic advertising commitments for future periods declined to $648 million as of September 30, 2002 from approximately $860 million as of June 30, 2002. This compares to advertising commitments of $1.378 billion as of September 30, 2001 and $1.760 billion as of June 30, 2001. During the three months ended September 30, 2002, in addition to the $164 million recognized in revenue, remaining commitments were reduced by approximately $80 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Similarly, during the three months ended September 30, 2001, in addition to the $431 million recognized in revenue, remaining commitments were reduced by approximately $20 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Included in the $648 million of advertising commitments for future periods as of September 30, 2002 are approximately $217 million of commitments for the five largest commitments. Similarly, included in the $1.378 billion of advertising commitments for future periods as of September 30, 2001 are $442 million of commitments for the five largest commitments.

         The Company expects to complete performance on a majority of the remaining domestic advertising commitments by the end of 2003. Further declines in future consideration to be received, and revenue that would otherwise be recognized, could occur from additional terminations or restructurings of such commitments. As services under certain large longer term contracts signed in previous periods are completed, the Company expects to enter into fewer long term contracts as the Company develops its online advertising strategy, reducing its reliance on long-term arrangements, including arrangements which involve significant non-advertising components, as the market continues to migrate to more traditional short-term advertiser arrangements. The Company expects that the level of advertising commitments for future periods will decline as traditional advertiser arrangements typically involve shorter terms. The Company is uncertain whether the amount of revenue from the more traditional short-term advertising arrangements will reach the levels of current and prior advertising revenue even if the online advertising market improves. The Company also is uncertain of its ability to replace or renew advertising sales for some of its largest advertisers.

         The decrease in Content and Other revenues is primarily due to the termination of AOL’s iPlanet alliance with Sun Microsystems in the third quarter of 2001, which contributed approximately $131 million of revenue and approximately $129 million of EBITDA during the third quarter of 2001. This was offset in part by $30 million of intercompany network revenues which are derived primarily through network services provided to Road Runner, which began in November 2001.

         The decline in EBITDA is primarily due to the advertising revenue shortfall, the absence of revenues from the iPlanet alliance and an increase in domestic marketing expenses. EBITDA was also impacted by an increase in

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

intercompany advertising purchased by AOL on properties of other AOL Time Warner business segments (from $64 million to $68 million), including advertising purchased on Time Warner Cable properties in support of the rollout of AOL Broadband services. In the third quarter of 2002, EBITDA losses at AOL Europe were $1 million. It is expected that fourth quarter losses at AOL Europe will increase compared to the current quarter, due to seasonal increases in marketing efforts as well as member usage and, the rate of year over year improvement will slow in 2003.

         The current year results are significantly impacted by the acquisition of AOL Europe as discussed above. Accordingly, management also evaluates the current period results assuming the operations of AOL Europe were consolidated beginning January 1, 2001. Assuming such consolidation as of January 1, 2001, AOL’s revenues would have decreased by 7% to $2.215 billion in 2002, compared to $2.378 billion in 2001. Subscription revenues would have increased by 15% to $1.827 billion in 2002, compared to $1.586 billion in 2001, Advertising and Commerce revenues would have decreased 48% to $321 million in 2002, compared to $612 million in 2001, Content and Other revenues would have decreased 63% to $67 million in 2002, as compared to $180 million in 2001, and EBITDA would have decreased 30% to $432 million in 2002, compared to $617 million in 2001.

         Cable. Revenues increased 15% to $1.753 billion in 2002 compared to $1.525 in 2001. EBITDA increased 5% to $680 million in 2002 from $650 million in 2001.

         Revenues increased due to a 16% increase in Subscription revenues (from $1.381 billion to $1.601 billion) and a 6% increase in Advertising and Commerce revenues (from $144 million to $152 million). The increase in Subscription revenues was due to higher basic cable rates, increases in high-speed data services subscribers, digital cable subscribers and basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. In 2002, as compared to the prior year comparable period, high-speed data subscribers increased by 69% to 2.313 million, digital cable subscribers increased by 47% to 3.456 million and basic cable subscribers increased by 1.5% to 10.862 million. In addition, total customer relationships, representing the number of customers that receive at least one level of service, increased by 4% to approximately 11.2 million as of September 30, 2002 compared to approximately 10.8 million as of September 30, 2001 and revenue generating units, representing the total of all analog video, digital video, high-speed data and telephony customers, increased by 16% to approximately 16.6 million in 2002 compared to approximately 14.4 million in 2001. The Company’s subscriber amounts include subscribers at both consolidated entities and investees accounted for under the equity method of accounting. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. Due to their nature, commercial and bulk subscribers are charged at a higher amount than residential subscribers. The number of commercial and bulk high speed data subscribers is calculated by dividing commercial and high speed data revenue by the lower average rate charged to residential customers.

         The increase in Advertising and Commerce revenues was primarily related to higher intercompany sales of advertising to other business segments of AOL Time Warner (from $11 million to $31 million) offset in part by lower levels of advertising purchased by programming vendors to promote their channels, including new channel launches (from $36 million to $19 million). The Company expects fourth quarter 2002 advertising sales to programming vendors to be below fourth quarter 2001 levels and overall 2003 amounts to be lower than 2002.

         EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs and the consolidation of Road Runner in 2002. Video programming costs increased 19%, relating to general programming rate increases across both basic and digital services, the addition of new

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of the roll out of new services and higher development spending in the Interactive Personal Video division (from $0 to $9 million).

         As noted above, the consolidation of Road Runner effective January 1, 2002 significantly impacted the comparability of the Cable segment’s 2002 results by increasing revenues and decreasing EBITDA. As such, management of the Company also evaluates the results of the Cable segment assuming that the results of Road Runner were included in both periods. Assuming that the results of Road Runner were included in both periods, total revenues would have increased 14% (from $1.543 billion to $1.753 billion), Subscription revenues would have increased 15% (from $1.398 billion to $1.601 billion) and EBITDA would have increased 11% (from $612 million to $680 million).

         Filmed Entertainment. Revenues increased 25% to $2.643 billion in 2002, compared to $2.112 billion in 2001. EBITDA increased 8% to $331 million in 2002, compared to $307 million in 2001.

         Revenues increased and EBITDA decreased at Warner Bros. while revenues and EBITDA increased at the filmed entertainment businesses of Turner Broadcasting System, Inc. (the “Turner filmed entertainment businesses”), which include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

         For Warner Bros., the revenue increase was primarily related to international home video performance, including Harry Potter and the Sorcerer’s Stone and Ocean’s Eleven, syndication revenues from the initial availability of Will & Grace and revenues from the sale of cable broadcasting rights to The Drew Carey Show to the cable networks of Turner Broadcasting System, Inc. (the “Turner cable networks”). This was offset in part by the reduction in 2002 of revenues related to the sale of broadcasting rights for Friends and reduced commerce revenues related to the closure of its Studio Stores. For the Turner filmed entertainment businesses, revenues increased primarily due to the home video performance of The Lord of the Rings: The Fellowship of the Ring, revenues from the sale of Seinfeld broadcasting rights to the Turner cable networks and the domestic theatrical performance of Austin Powers in Goldmember.

         For Warner Bros., EBITDA declined against difficult comparisons, which includes the sale of broadcasting rights for Friends in 2001. In addition, the current period revenue growth was partially offset by costs associated with current period theatrical releases. For the Turner filmed entertainment businesses, EBITDA increased primarily due to the revenue increase.

         Networks. Revenues increased 10% to $1.832 billion in 2002, compared to $1.663 billion in 2001. EBITDA increased 16% to $520 million in 2002 from $450 million in 2001.

         Revenues grew primarily due to an 8% increase in Subscription revenues with growth at both the Turner cable networks and HBO, a 7% increase in Advertising and Commerce revenues (from $535 million to $574 million) with growth at both the Turner cable networks and The WB Network and a 39% increase in Content and Other revenues with strong growth at HBO. EBITDA increased at the Turner cable networks and HBO, offset in part by lower results at The WB Network.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

         For the Turner cable networks, Subscription revenues benefited from higher domestic rates and an increase in the number of domestic subscribers, led by TNT, TBS, Turner Classic Movies, CNN and Cartoon Network. Advertising and Commerce revenues increased 5% (from $430 million to $453 million) due to a slight recovery in the cable television advertising market offset in part by a slight decline in intercompany sales of advertising to other business segments of AOL Time Warner (from $30 million to $28 million). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series, Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues (from $105 million to $121 million) was primarily driven by higher rates.

         For the Turner cable networks, the EBITDA increase was principally due to the increased revenues, partially offset by higher programming costs. For HBO, the increase in EBITDA was principally due to the increase in revenues. For The WB Network, the lower EBITDA was principally due to higher programming and marketing costs, offset in part by the increase in revenues.

         Music. Revenues increased 2% to $983 million in 2002, compared to $962 million in 2001. EBITDA increased 10% to $96 million in 2002 from $87 million in 2001.

         Revenues increased primarily due to the impact of the acquisition of Word Entertainment in January 2002, lower provisions for returns due to improved historical experience, the positive effect of changes in foreign currency exchange rates on international revenues and increases in DVD manufacturing volume, partially offset by declines in recorded music shipments related to the ongoing weakness in the worldwide music industry and lower DVD manufacturing prices. Industry-wide worldwide sales continue to be negatively impacted by the effects of piracy. In addition, downward pressure on DVD manufacturing pricing could negatively affect future manufacturing profits.

         The increase in EBITDA is due primarily to the revenue increase, the impact of various cost-saving and restructuring programs and lower marketing and bad debt expense, offset in part by higher artist and repertoire costs. As of September 30, 2002, the Music segment had year-to-date domestic album market share of 17.2% compared to 16.8% at December 31, 2001.

         Publishing. Revenues increased 24% to $1.353 billion in 2002 compared to $1.095 billion in 2001. EBITDA increased 41% to $276 million in 2002 from $196 million in 2001.

         Revenues increased due to a 34% increase in Subscription revenues (from $308 million to $414 million), 21% increase in Advertising and Commerce revenues (from $628 million to $762 million) and an 11% increase in Content and Other revenues (from $159 million to $177 million). The increases in both Subscription revenues and Advertising and Commerce revenues were due predominantly to the acquisitions of IPC in October 2001 and Synapse Group Inc. (“Synapse”) in December 2001. The growth in Advertising and Commerce revenues was offset in part by lower commerce revenues from Time Life’s direct marketing business. Advertising revenues increased 17%, predominantly due to the impact of IPC and increased intercompany sales of advertising to other business segments of AOL Time Warner (from $8 million to $34 million). In addition, advertising revenues benefited slightly from additional issues published in the current period, as well as the stabilization of the advertising market during the quarter, which benefited from soft comparisons to the prior year quarter in the aftermath of September 11th. The growth in intercompany advertising primarily relates to the sale of online advertising on the various Publishing segment websites under an intercompany arrangement, whereby the AOL segment acts as principal in the sale of such advertising to third parties and remits to the Publishing segment a share of the advertising revenues generated.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The stabilization of the advertising market primarily benefited the non-business oriented publications, while softness continued in the advertising market for business oriented publications. The increase in Content and Other revenues is due primarily to increased sales at Time Inc. Home Entertainment, a marketer of editorial brand product extensions for some of the magazine franchises, as well as the impact of the acquisition of IPC.

         The growth in EBITDA is due primarily to the acquisitions of IPC and Synapse, as well as overall cost savings.

         As noted above, the acquisition of IPC in October 2001 significantly impacted the comparability of the Publishing segment’s 2002 results by significantly increasing both revenues and EBITDA. As such, management of the Company also evaluates the results of the Publishing segment assuming that the results of IPC were included in both periods. Assuming that the results of IPC were included in both periods, total revenues would have increased 11% (from $1.221 billion to $1.353 billion), Subscription revenues would have increased 8% (from $382 million to $414 million), Advertising and Commerce revenues would have increased 13% (from $673 million to $762 million) and EBITDA would have increased 23% (from $224 million to $276 million).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Revenues and EBITDA by business segment are as follows (in millions):

	Nine Months Ended September 30

	Revenues		EBITDA

	2002	2001(a)	2002	2001

		(Restated)		(Restated)
AOL	$6,772	$6,373	$1,324	$2,213

Cable (b)	5,198	4,404	2,007	1,924

Filmed Entertainment	7,165	6,217	840	670

Networks	5,575	5,190	1,371	1,343

Music	2,902	2,801	294	268

Publishing	3,830	3,179	758	580

Corporate	—	—	(246)	(219)

Merger and restructuring costs	—	—	(184)	(205)

Intersegment elimination(b)	(1,801)	(1,313)	(66)	(59)

Total revenues and EBITDA	$29,641	$26,851	$6,098	$6,515

Depreciation and amortization	—	—	(2,206)	(6,589)

Total revenues and operating income (loss)	$29,641	$26,851	$3,892	$(74)

(a)	Revenues reflect the provisions of EITF 01-09 and EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and EITF 01-14 was to increase revenues and costs by equal amounts of approximately $133 million for the first nine months of 2001. The net increase (decrease) in revenues and costs by business segment is as follows: AOL $(29) million, Cable $172 million, Music $86 million and Publishing $(96) million.

(b)	Cable’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of Cable’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the nine months ended September 30, 2001, the net impact was a reduction of Cable’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively. In addition, Cable’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Consolidated Results

         Revenues. AOL Time Warner’s revenues increased to $29.641 billion in 2002, compared to $26.851 billion in 2001. The overall increase in revenues was driven by an increase in Subscription revenues of 23% to $14.032 billion and an increase in Content and Other revenues of 8% to $10.091 billion, offset by a decrease in Advertising and Commerce revenues of 9% to $5.518 billion.

         As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and in subscription rates at the AOL, Cable and Networks segments, as well as the impact of the acquisitions of AOL Europe and IPC and the consolidation of Road Runner. The increase in Content and Other revenues was principally due to increased revenue at the Filmed Entertainment segment related to improved international theatrical and worldwide home video results, offset in part by lower results at the AOL segment, primarily related to the termination of the iPlanet alliance with Sun Microsystems in the third quarter of 2001.

         The decline in Advertising and Commerce revenues was principally due to lower advertising revenues (from $5.055 billion to $4.475 billion), principally related to the AOL segment, due to continued weakness in online advertising sales and the decline in the current benefit from prior period contract sales, which are expected to continue into 2003. However, excluding the AOL segment, advertising revenues increased 7% primarily related to growth at the Networks and Publishing segments, including the impact of the acquisition of IPC. Commerce revenues ($1.043 billion in 2002 and $1.033 billion in 2001) were essentially flat.

         Intersegment Revenues. AOL Time Warner’s intersegment revenues increased to $1.801 billion in 2002 compared to $1.313 billion in 2001. The increase in intersegment revenues was principally due to increases in network services provided by the AOL segment to the Cable segment, DVD manufacturing provided by the Music segment to the Filmed Entertainment segment and film product sold by the Filmed Entertainment segment to the Company’s Networks segment. In addition, intersegment Advertising and Commerce revenues increased to $402 million in 2002 from $263 million in 2001. Since intersegment revenues are eliminated in consolidation, they do not impact the Company’s consolidated results.

         Corporate. AOL Time Warner’s corporate EBITDA loss increased to $246 million in 2002 from $219 million in 2001. The increase in EBITDA loss was principally due to legal and other professional fees related to the SEC and DOJ investigations into the financial reporting and disclosure practices of the Company, which are expected to continue into 2003, as well as certain project termination costs.

         Depreciation and Amortization. Depreciation and amortization decreased to $2.206 billion in 2002 from $6.589 billion in 2001. The decrease was due to a decrease in amortization expense to $520 million in 2002 from $5.318 billion in 2001 due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized, offset in part by the impact of additional amortization expense from the acquisitions of AOL Europe and IPC. This decrease was offset in part by an increase in depreciation expense to $1.686 billion in 2002 from $1.271 billion in 2001. The increase in depreciation expense reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years and increased capital spending on equipment that varies with the number of new subscribers and is depreciated over a shorter useful life. In addition, depreciation at the AOL segment increased primarily due to an increase in network assets acquired as well as a decrease in the useful life of certain network assets.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

         Operating Income (Loss). AOL Time Warner’s operating income increased to $3.892 billion in 2002 from an operating loss of $74 million in 2001. The improvement primarily related to a decrease in amortization expense due to the adoption of FAS 142, offset in part by a decrease in EBITDA, which is discussed in detail under “Business Segment Results,” and an increase in depreciation expense.

         Interest Expense, Net. Interest expense, net, increased to $1.306 billion in 2002, from $996 million in 2001, due principally to additional interest expense on incremental borrowings to purchase AOL Europe and IPC, offset in part by lower market interest rates in 2002.

         Other Expense, Net. Other expense, net, increased to $1.837 billion in 2002 from $1.572 billion in 2001. Other expense, net, in each period included pretax noncash charges to reduce the carrying value of certain investments that experienced an other-than-temporary decline in value. In 2002, this charge was approximately $1.678 billion, primarily related to AOL Time Warner’s investments in Hughes, Time Warner Telecom Inc., Gateway, Inc. and AOL Latin America, which was offset in part by an approximate $59 million gain on the sale of a portion of the Company’s interest in Columbia House and an approximate $31 million gain on the redemption of a portion of the Company’s interest in TiVo. In 2001, AOL Time Warner recorded a charge of approximately $870 million, which was offset in part by approximately $54 million of pretax gains related to equity derivative instruments and the sale of certain investments. Excluding these charges and the Columbia House and TiVo gains, other expense, net, decreased by $507 million in 2002 compared to 2001 primarily due to a reduction of losses from equity method investees, primarily relating to reduced amortization associated with the adoption of FAS 142, offset in part by the absence of prior year net pretax investment-related gains, including gains related to the exchange of various unconsolidated cable television systems at TWE (attributable to the minority owners of TWE).

         Depending upon general market conditions and the performance of individual investments in the Company’s portfolio, the Company may be required in the future to record additional noncash charges to reduce the carrying value of individual investments to their fair value for other-than-temporary declines. In addition to investments in the Company’s portfolio as of September 30, 2002, the Company is committed to provide up to an additional $89 million in funding to AOL Latin America prior to December 31, 2002 in exchange for senior convertible notes. Based upon the financial condition of AOL Latin America and general market conditions, the Company may be required to record an additional noncash charge related to this investment. Any such charge would be unrelated to the Company’s core operations and would be recorded in other expense, net (Note 4). Excluding equity method investees, as of September 30, 2002, the fair value and carrying value of the Company’s portfolio were approximately $1.742 billion and $1.699 billion, respectively.

         Minority Interest Income (Expense). Minority interest income (expense) was $139 million of expense in 2002, compared to $18 million of minority interest income in 2001. The 2002 expense primarily reflects the adoption of FAS 142, which resulted in a reduction of amortization expense at the Company’s partially owned consolidated investees, thereby resulting in higher income attributable to minority partners and accretion on the preferred securities of AOL Europe. The increase in minority interest expense was partially offset by the absence in 2002 of an allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE attributable to the minority owners of TWE.

         Income Tax Provision. AOL Time Warner had income tax expense of $279 million in 2002, compared to $450 million in 2001. The effective tax rate in each period differs from the 35% U.S. federal statutory rate as a result of several factors, including the Company’s pretax income relative to the amount of non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

different rates and state and local income taxes. The most significant non-temporary difference in 2002 relates to foreign losses with no tax benefit and in 2001 relates to nondeductible amortization of goodwill.

         As of September 30, 2002, the Company had net operating loss carryforwards of approximately $12.0 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income and are, therefore, expected to reduce Federal income taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2011 through 2021.

         Net Income (Loss) and Net Income (Loss) Per Common Share. AOL Time Warner had a net loss of $53.791 billion in 2002 compared to a net loss of $3.103 billion in 2001. Basic and diluted net loss per common share was $12.09 in 2002 compared to basic and diluted net loss per common share of $0.70 in 2001.

         As previously described and summarized in the table on page 9, the comparability of the Company’s operating results for 2002 and 2001 have been affected by the recognition of certain significant and nonrecurring items. These items totaled pretax losses of $1.772 billion in 2002 and $1.021 billion in 2001. In addition, beginning in the third quarter of 2002, the Company has reported the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. The impact of the discontinued operations was income of $113 million in 2002, primarily relating to a gain on the disposition of the Advance/Newhouse Systems and a loss of $29 million in 2001. Net income in 2002 was also impacted by a charge of approximately $54.235 billion relating to the cumulative effect of an accounting change, discussed further in Notes 1 and 3. Excluding the impact of the significant and nonrecurring items, the discontinued operations, and the cumulative effect of an accounting change, the Company’s normalized net income from continuing operations was $1.394 billion in 2002 compared to a net loss of $2.461 billion in 2001. Similarly, the normalized basic and diluted net income from continuing operations per common share was $0.31 in 2002 compared to a loss of $0.56 in 2001. The improvement in normalized earnings principally resulted from reduced amortization associated with the adoption of FAS 142, offset in part by an overall decline in AOL Time Warner’s EBITDA, increased depreciation expense, net, and other expense, net.

Management Evaluation

         As noted above, the acquisition of AOL Europe and IPC, the consolidation of Road Runner, as well as the implementation of FAS 142, significantly impacted the comparability of AOL Time Warner’s 2002 results. In addition, other significant transactions and nonrecurring items occurred in each year, which also impacted the comparability of the Company’s results. As such, management also evaluates the Company’s results assuming that the acquisitions of AOL Europe and IPC, the consolidation of Road Runner and the adoption of FAS 142 occurred as of the beginning of 2001. In addition, in reviewing the performance of its businesses, management evaluates results excluding the previously discussed other significant transactions and nonrecurring items. Giving effect to these items, the Company’s total revenues would have increased 6% (from $27.896 billion to $29.641 billion), EBITDA would have increased 1% (from $6.214 billion to $6.282 billion), operating income would have declined 7% (from $4.385 billion to $4.076 billion) and income from continuing operations and before the cumulative effect of an accounting change would have declined 10% (from $1.547 billion to $1.394 billion).

Business Segment Results

         AOL. Revenues increased 6% to $6.772 billion in 2002, compared to $6.373 billion in 2001. EBITDA decreased 40% to $1.324 billion in 2002, compared to $2.213 billion in 2001.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

         Revenues benefited from a 36% increase in Subscription revenues (from $3.910 billion to $5.330 billion), which was offset in part by a 38% decrease in Advertising and Commerce revenues (from $1.965 billion to $1.228 billion) and a 57% decrease in Content and Other revenues (from $498 million to $214 million).

         The growth in subscription revenues was primarily related to the acquisition of AOL Europe in 2002, as well as domestic revenue growth. Domestically, subscription revenues increased 15% and was principally driven by membership growth and price increases. The number of AOL brand subscribers in the U.S. was 26.7 million at September 30, 2002 compared to 24.2 million at September 30, 2001. The average monthly subscription revenue per domestic subscriber for the first nine months of 2002 increased 4% to $18.19 as compared to $17.54 in the prior year comparable period. This increase is due to the standard unlimited rate increase of $1.95 per month to $23.90 (effective beginning in July 2001) and a shift in the mix of members to new higher premium rate plans. These increases were offset in part by new member acquisition programs and member service and retention programs that offer incentives in the form of discounts and free months to AOL’s members.

         The majority of AOL's domestic subscribers are on unlimited pricing plans. Additionally, AOL has entered into certain bundling programs with OEMs that generally do not result in subscription revenues during introductory periods, as well as the sale of bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of September 30, 2002, of the 26.7 million domestic AOL members, approximately 82% were on standard unlimited pricing plans (including 11% under various free trial, member service and retention programs), 13% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (weighted average monthly rate of approximately $10.85), and the remaining 5% were on OEM bundled plans.

         The number of AOL brand subscribers in Europe was 6.1 million at September 30, 2002 and the average monthly subscription revenue per European subscriber for the first nine months of 2002 was $14.37. This compares to AOL brand subscribers in Europe of 5.0 million at September 30, 2001 and average monthly subscription revenue per European subscriber for the first nine months of 2002 of $12.67. The average monthly subscription revenue per European subscriber in 2002 was impacted by price increases implemented earlier this year in various European countries offering the AOL service and the positive effect of changes in foreign currency exchange rates.

         The decline in Advertising and Commerce revenues resulted from a decline in advertising revenues (from $1.761 billion to $998 million) and a 13% decrease in commerce revenues. The decline in advertising revenues is principally due to a reduction in benefits from prior period contract sales and continued weakness in online advertising sales, which are expected to extend into 2003. The advertising revenue decline was slightly offset by contributions from AOL Europe. Domestic contractual commitments received in prior periods contributed advertising revenue of $669 million in the 2002 period compared to $1.258 billion in the comparable prior year period. Included in the amount of revenue from domestic contractual commitments received in prior periods was revenue recognized from the termination of contractual commitments, which declined to $10 million in the 2002 period compared to $128 million in the comparable prior year period. The decline in advertising revenues was offset in part by an increase in the intercompany sales of advertising to other business segments of AOL Time Warner in 2002 as compared to 2001 (from $90 million to $141 million). Of the $998 million of advertising revenue in the current nine-month period, approximately $331 million related to the five most significant domestic advertisers. Similarly, of the $1.761 billion of advertising revenue in the prior year nine-month period, approximately $380 million related to the five most significant domestic advertisers.

         During the first nine months of 2002, domestic advertising commitments for future periods declined to $648 million as of September 30, 2002 from $1.450 billion as of December 31, 2001. This compares to advertising commitments

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

of $1.378 billion as of September 30, 2001 and $2.598 billion as of December 31, 2000. During the first nine months of 2002, in addition to the $669 million recognized in revenue, remaining commitments were reduced by approximately $343 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Similarly, during the nine months ended September 30, 2001, in addition to the $1.258 billion recognized in revenue, remaining commitments were reduced by approximately $376 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Included in the $648 million of advertising commitments for future periods as of September 30, 2002 are approximately $217 million of commitments for the five largest commitments. Similarly, included in the $1.378 billion of advertising commitments for future periods as of September 30, 2001 are $442 million of commitments for the five largest commitments.

         The Company expects to complete performance on a majority of the remaining domestic advertising commitments by the end of 2003. Further declines in future consideration to be received, and revenue that would otherwise be recognized, could occur from additional terminations or restructurings of such commitments. As services under certain large longer term contracts signed in previous periods are completed, the Company expects to enter into fewer long term contracts as the Company develops its online advertising strategy, reducing its reliance on long-term arrangements, including arrangements which involve significant non-advertising components, as the market continues to migrate to more traditional short-term advertiser arrangements. The Company expects that the level of advertising commitments for future periods will decline as traditional advertiser arrangements typically involve shorter terms. The Company is uncertain whether the amount of revenue from the more traditional short-term advertising arrangements will reach the levels of current and prior advertising revenue even if the online advertising market improves. The Company also is uncertain of its ability to replace or renew advertising sales for some of its largest advertisers.

         The decrease in Content and Other revenues is primarily due to the termination of AOL’s iPlanet alliance with Sun Microsystems in the third quarter of 2001, which contributed approximately $305 million of revenue and approximately $249 million of EBITDA during the first nine months of 2001. This was offset in part by $82 million of intercompany network revenues which are derived primarily through network services provided to Road Runner, which began in November 2001.

         The decline in EBITDA is primarily due to the advertising revenue shortfall, the absence of revenues from the iPlanet alliance, an increase in domestic marketing expenses, as well as EBITDA losses at AOL Europe of $126 million. EBITDA was also impacted by an increase in intercompany advertising purchased by AOL on properties of other AOL Time Warner business segments (from $141 million to $216 million), including advertising purchased on Time Warner Cable properties in support of the rollout of AOL Broadband services.

         The current year results are significantly impacted by the acquisition of AOL Europe as discussed above. Accordingly, management also evaluates the current period results assuming the operations of AOL Europe were consolidated beginning January 1, 2001. Assuming such consolidation as of January 1, 2001, AOL’s revenues would have decreased by 3% to $6.772 billion in 2002, compared to $6.966 billion in 2001. Subscription revenues would have increased 18% to $5.330 billion in 2002, as compared to $4.516 billion in 2001, Advertising and Commerce revenues would have decreased 39% to $1.228 billion in 2002, as compared to $2.007 billion in 2001, content and other revenues would have decreased 52% to $214 million, as compared to $443 million in 2001, and EBITDA would have decreased 25% to $1.324 billion in 2002, compared to $1.768 billion in 2001.

         Cable. Revenues increased 18% to $5.198 billion in 2002 compared to $4.404 billion in 2001. EBITDA increased 4% to $2.007 billion in 2002 from $1.924 billion in 2001.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

         Revenues increased due to a 17% increase in Subscription revenues (from $4.050 billion to $4.722 billion) and a 34% increase in Advertising and Commerce revenues (from $354 million to $476 million). The increase in Subscription revenues was due to higher basic cable rates and increases in high-speed data services subscribers, digital cable subscribers and basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. In 2002, as compared to the prior year comparable period, high-speed data subscribers increased by 69% to 2.313 million, digital cable subscribers increased by 47% to 3.456 million and basic cable subscribers increased by 1.5% to 10.862 million. In addition, total customer relationships, representing the number of customers that receive at least one level of service, increased by 4% to approximately 11.2 million as of September 30, 2002 compared to approximately 10.8 million as of September 30, 2001 and revenue generating units, representing the total of all analog video, digital video, high-speed data and telephony customers, increased by 16% to approximately 16.6 million in 2002 compared to approximately 14.4 million in 2001. The Company’s subscriber amounts include subscribers at both consolidated entities and investees accounted for under the equity method of accounting. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. Due to their nature, commercial and bulk subscribers are charged at a higher amount than residential subscribers. The number of commercial and bulk high speed data subscribers is calculated by dividing commercial and high speed data revenue by the lower average rate charged to residential customers.

         The increase in Advertising and Commerce revenues was primarily related to an increase in advertising purchased by programming vendors to promote their channels, including new channel launches (from $53 million to $101 million) and an increase in the intercompany sale of advertising to other business segments of AOL Time Warner (from $32 million to $89 million). The Company expects fourth quarter 2002 advertising sales to programming vendors to be below fourth quarter 2001 levels and overall 2003 amounts to be lower than 2002.

         EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs and the consolidation of Road Runner in 2002. The increase in video programming costs of 22% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of the roll out of new services, higher property taxes associated with the upgrade of cable plants and higher development spending in the Interactive Personal Video division (from $0 to $22 million).

         As noted above, the consolidation of Road Runner effective January 1, 2002 significantly impacted the comparability of the Cable segment’s 2002 results by increasing revenues and decreasing EBITDA. As such, management of the Company also evaluates the results of the Cable segment assuming that the results of Road Runner were included in both periods. Assuming that the results of Road Runner were included in both periods, total revenues would have increased 16% (from $4.472 billion to $5.198 billion), Subscription revenues would have increased 15% (from $4.115 billion to $4.722 billion) and EBITDA would have increased 12% (from $1.796 billion to $2.007 billion).

         Filmed Entertainment. Revenues increased 15% to $7.165 billion in 2002, compared to $6.217 billion in 2001. EBITDA increased 25% to $840 million in 2002, compared to $670 million in 2001.

         Revenues and EBITDA increased at both Warner Bros. and the Turner filmed entertainment businesses, which include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

         For Warner Bros., the revenue increase was primarily related to the worldwide theatrical and home video performance of Harry Potter and the Sorcerer’s Stone and Ocean’s Eleven, partially offset by reduced commerce revenues related to the closure of its Studio Stores. For the Turner filmed entertainment businesses, revenues increased primarily due to New Line Cinema’s continued theatrical and home video success of The Lord of the Rings: The Fellowship of the Ring.

         For Warner Bros., EBITDA increased principally due to the profitability of Harry Potter and the Sorcerer’s Stone. For the Turner filmed entertainment businesses, EBITDA increased primarily due to the revenue increase.

         Networks. Revenues increased 7% to $5.575 billion in 2002, compared to $5.190 billion in 2001. EBITDA increased 2% to $1.371 billion in 2002 from $1.343 billion in 2001.

         Revenues grew primarily due to an 8% increase in Subscription revenues with growth at both the Turner cable networks and HBO, a 3% increase in Advertising and Commerce revenues (from $1.803 billion to $1.850 billion) with growth at both the Turner cable networks and the WB Network and a 25% increase in Content and Other revenues with growth at HBO, offset in part a decrease at the Turner cable networks. EBITDA increased due to improved results at HBO offset in part by lower results at the Turner cable networks and The WB Network.

         For the Turner cable networks, Subscription revenues benefited from higher domestic rates and an increase in the number of domestic subscribers, led by TNT, Turner Classic Movies, TBS, CNN, and Cartoon Network. Advertising and Commerce revenues increased slightly ($1.477 billion in 2002 compared to $1.459 billion in 2001) reflecting a slight recovery in the cable television advertising market during the second and third quarters of 2002, which was offset in part by a slight decline in intercompany sales of advertising to other business segments of AOL Time Warner (from $87 million to $84 million). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues was driven by higher rates.

         For the Turner cable networks, the decrease in EBITDA was principally due to higher programming, marketing and newsgathering costs, partially offset by the increased Subscription revenues. In addition, EBITDA was negatively affected by an allowance for doubtful accounts established on receivables from Adelphia Communications, a major cable television operator (“Adelphia”). For The WB Network, the EBITDA decline was principally due to higher program license fees offset in part by higher Advertising and Commerce revenues. For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by an allowance for doubtful accounts established on receivables from Adelphia and higher write-offs of development costs.

         Music. Revenues increased 4% to $2.902 billion in 2002, compared to $2.801 billion in 2001. EBITDA increased 10% to $294 million in 2002 from $268 million in 2001.

         Revenues increased primarily due to the impact of the acquisition of Word Entertainment in January 2002, lower provisions for returns due to improved historical experience and increases in DVD manufacturing volume, offset in part by declines in recorded music shipments related to the ongoing weakness in the worldwide music industry, the negative effect of changes in foreign currency exchange rates on international revenues and lower DVD

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

manufacturing prices. Industry-wide worldwide music sales continue to be negatively impacted by the effects of piracy. In addition, downward pressure on DVD manufacturing pricing, could negatively affect future manufacturing profits.

         The increase in EBITDA is due primarily to the higher revenues, the impact of various cost-saving and restructuring programs and lower marketing and bad debt expense, partially offset by higher artist and repertoire costs. As of September 30, 2002, the Music segment had year-to-date domestic album market share of 17.2%, compared to 16.8% at December 31, 2001.

         Publishing. Revenues increased 20% to $3.830 billion in 2002 compared to $3.179 billion in 2001. EBITDA increased 31% to $758 million in 2002 from $580 million in 2001.

         Revenues increased due to a 35% increase in Subscription revenues (from $781 million to $1.057 billion), 15% increase in Advertising and Commerce revenues (from $1.990 billion to $2.285 billion) and a 20% increase in Content and Other revenues (from $408 million to $488 million). The increases in both Subscription revenues and Advertising and Commerce revenues were due to the acquisitions of IPC in October 2001 and Synapse in December 2001. The growth in Advertising and Commerce revenues was offset in part by lower commerce revenues from Time Life’s direct marketing business. Advertising revenues increased 9% due to the acquisition of IPC. Advertising increases at the non-business oriented publications were offset by continued softness in the advertising market for business oriented publications. The increase in Content and Other revenues is due primarily to increased sales at the AOL Time Warner Book Group due to the carryover successes of 2001 bestsellers and the success of several 2002 releases, including “The Lovely Bones”, as well as the impact of the acquisition of IPC.

         The growth in EBITDA is due predominantly to the acquisitions of IPC and Synapse and, to a lesser extent, overall cost savings and reduced costs relating to the final settlement of certain liabilities associated with the closure of American Family Enterprises during 2001, offset in part by additional reserves established on receivables from newsstand distributors.

         As noted above, the acquisition of IPC in October 2001 significantly impacted the comparability of the Publishing segment’s 2002 results by significantly increasing both revenues and EBITDA. As such, management of the Company also evaluates the results of the Publishing segment assuming that the results of IPC were included in both periods. Assuming that the results of IPC were included in both periods, total revenues would have increased 7% (from $3.563 billion to $3.830 billion), Subscription revenues would have increased 5% (from $1.006 billion to $1.057 billion), Advertising and Commerce revenues would have increased 7% (from $2.130 billion to $2.285 billion) and EBITDA would have increased 17% (from $647 million to $758 million).

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2002

Current Financial Condition

         At September 30, 2002, AOL Time Warner had $28.3 billion of debt, $2.3 billion of cash and equivalents (net debt of $26.0 billion, defined as total debt less cash and cash equivalents) and $98.0 billion of shareholders’ equity, compared to $22.8 billion of debt, $719 million of cash and equivalents (net debt of $22.1 billion) and $152.0 billion of shareholders’ equity at December 31, 2001. In addition, as of September 30, 2002, AOL Europe also had approximately $792 million, including accrued dividends, of redeemable preferred securities outstanding,

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

which is classified as minority interest in the accompanying consolidated balance sheet. These securities are required to be redeemed by the Company in April 2003 in cash, AOL Time Warner common stock, or a combination thereof, at the discretion of the Company. Further, pursuant to a previously negotiated agreement and as previously disclosed, TWE is committed to acquiring in January 2003 an incremental 11% interest in The WB Network for $128 million in cash. The Company had approximately $8.4 billion of committed, available funding as of September 30, 2002. The Company has no scheduled debt maturities for the remainder of 2002. However, the holders of the 6.85% debentures due 2026 of Time Warner Companies, Inc., a wholly owned subsidiary of the Company, may at their option cause the Company to redeem on January 15, 2003, the $400 million principal amount outstanding of such debentures at 100% of their principal amount plus accrued and unpaid interest to the date of redemption.

         The Company’s outstanding utilization under its accounts receivable and backlog securitization facilities was approximately $1.7 billion as of September 30, 2002 and $1.6 billion as of December 31, 2001. The Company has either renewed or extended the maturity dates of certain securitization facilities with $800 million of committed capacity that were scheduled to mature during the third quarter of 2002. Total committed capacity under the Company’s accounts receivable and backlog securitization facilities as of September 30, 2002 was approximately $2.0 billion, of which, approximately $350 million is scheduled to mature in the fourth quarter of 2002.

         As discussed in more detail below, management believes that AOL Time Warner’s operating cash flow, cash and equivalents, borrowing capacity under the 2002 Credit Agreements and commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

         Cash provided by operations increased to $5.925 billion for the first nine months of 2002 as compared to $4.230 billion in 2001. This year over year growth in cash flow from operations compared to 2001 was driven primarily by over $1.7 billion of improvements in working capital, lower income taxes and interest payments and a decrease in payments to settle restructuring and merger-related liabilities, offset in part by a decrease in EBITDA and the consolidation of losses at AOL Europe and Road Runner. The improvements in working capital are related to reduced working capital needs in the current period compared to increased working capital needs in the prior period. Working capital needs are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The current period benefits are largely expected to reverse in future periods.

         During the first nine months of 2002, cash provided by operations of $5.925 billion reflected $6.098 billion of EBITDA, less $1.018 billion of net interest payments, $180 million of net income taxes paid and $565 million of payments to settle merger and restructuring liabilities. Cash flow from operations also reflects a reduction in other working capital requirements of $1.590 billion.

         During the first nine months of 2001, cash provided by operations of $4.230 billion reflected $6.515 billion of EBITDA, less $886 million of net interest payments, $263 million of net income taxes paid and $1.030 billion of payments to settle restructuring and merger-related liabilities. Cash flow from operations also reflects an increase in working capital requirements of $106 million.

Investing Activities

         Cash used by investing activities was $9.618 billion in the first nine months of 2002, compared to $1.993 billion in 2001. The year over year increase in cash used by investing activities compared to 2001 is primarily due to

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the increased cash used for acquisitions and investments, principally the acquisition of Bertelsmann’s interest in AOL Europe. Also contributing to the increase is the absence in 2002 of proceeds from the sale of short-term investments that occurred in the first nine months of 2001 (primarily money market investments held by America Online at the time of the Merger).

         During the first nine months of 2002, cash used by investing activities of $9.618 billion reflected approximately $7.582 billion of cash used for acquisitions and investments, including $6.75 billion related to the acquisition of Bertelsmann’s interest in AOL Europe. In addition, cash used by investing activities in 2002 included $2.284 billion of total capital expenditures and product development costs, offset in part by $248 million of proceeds received from the sale of investments.

         During the first nine months of 2001, cash used by investing activities of $1.993 billion reflected $1.774 billion of cash used for acquisitions and investments and $2.660 billion of total capital expenditures and product development costs, offset in part by $690 million of cash acquired in the Merger and $1.751 billion of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2001 was due primarily to the sale of short-term investments previously held by America Online.

Financing Activities

         Cash provided by financing activities was $5.323 billion for the first nine months of 2002 as compared to cash used by financing activities of $3.342 billion in 2001. The year over year increase in cash provided by financing activities is principally due to incremental borrowings in the current period used to finance the acquisition of Bertelsmann’s interest in AOL Europe compared to net repayments on borrowings and the repurchase of AOL Time Warner common stock in the prior period.

         During the first nine months of 2002, cash provided from financing activities of $5.323 billion resulted from approximately $5.493 billion of net incremental borrowings, primarily used to acquire Bertelsmann’s interest in AOL Europe, and $255 million of proceeds received principally from the exercise of employee stock options, offset in part by the redemption of redeemable preferred securities at AOL Europe for $255 million, the repurchase of AOL Time Warner common stock for total cash of $102 million, $11 million of dividends and partnership distributions and $35 million of principal payments on capital leases.

         During the first nine months of 2001, cash used by financing activities of $3.342 billion resulted from $1.248 billion of net payments on borrowings, the repurchase of AOL Time Warner common stock for an aggregate cost of $2.298 billion, the redemption of redeemable preferred securities of subsidiaries for $575 million and $55 million of dividends and partnership distributions, offset in part by $813 million of proceeds received principally from the exercise of employee stock options.

Free Cash Flow

         AOL Time Warner evaluates operating performance based on several measures including free cash flow, which is defined as cash provided by operations less capital expenditures and product development costs, dividend payments and partnership distributions, and principal payments on capital leases. The comparability of AOL Time Warner’s free cash flow has been affected by certain significant unusual and nonrecurring items in each period. Specifically, AOL Time Warner’s free cash flow has been impacted by the cash impact of the significant and nonrecurring items previously discussed. In addition, free cash flow has been impacted by payments made in

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

settling other merger and restructuring liabilities. For the first nine months of 2002, these items aggregated approximately $565 million of cash payments. For 2001, these items aggregated approximately $981 million. Excluding the effect of these nonrecurring items and discontinued operations, free cash flow increased to $3.999 billion in 2002 from $2.481 billion in 2001, primarily due to improved cash flows from the Company’s filmed entertainment businesses, reduced interest and taxes paid, lower capital expenditures and product development costs and improvements in working capital. In addition, excluding the effect of nonrecurring items and cash flow from discontinued operations, the free cash flow during the first nine months of 2002 represented 64% conversion of EBITDA to free cash flow, compared to a 37% conversion ratio in 2001. Part of the growth in free cash flow was related to the timing of various cash payments and receipts which are expected to have an offsetting impact on free cash flow generation in future quarters. As a result, the Company expects a reduction in the rate that it converts EBITDA to free cash flow in future periods. On an as reported basis, free cash flow in 2002 was $3.434 billion, compared to $1.500 billion in 2001.

TWE Cash Flow Restrictions

         The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to AOL Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under the 2002 Credit Agreements, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to AOL Time Warner, subject to its individual compliance with the leverage ratio covenant contained therein.

Common Stock Repurchase Program

         In January 2001, AOL Time Warner’s Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. During the first nine months of 2002, the Company repurchased approximately 4 million shares at an aggregate cost of $102 million. These repurchases increased the cumulative shares purchased under this common stock repurchase program to approximately 79.4 million shares at an aggregate cost of $3.148 billion. In an effort to maintain financial flexibility, the pace of share repurchases under this program has slowed in 2002. As such, the Company does not expect that its repurchases of common stock for the remainder of the year will be significant.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$10 Billion Revolving Credit Facilities

         In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements are AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and .125% if the facilities have more than 66% outstanding. Currently, the Company is paying the additional .0625% usage fee. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage ratio and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and a maximum leverage ratio covenant of 5.0 times for each of TWE and TWE-A/N, but do not contain any credit ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings (Note 9).

Capital Expenditures and Product Development Costs

         AOL Time Warner’s total capital expenditures and product development costs were $2.284 billion and $2.660 billion for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures and product development costs from continuing operations were $2.078 billion in 2002 compared to $2.362 billion in 2001. Capital expenditures and product development costs from continuing operations principally relate to the Company’s Cable segment, which had capital expenditures of $1.225 billion in 2002 compared to $1.328 billion in 2001. The Cable segment, over the past several years, has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services. Also contributing to capital expenditures and product development costs are product development costs incurred by the AOL segment which amounted to $169 million and $255 million for the nine months ended September 30, 2002 and 2001, respectively. The Cable segment’s capital expenditures from continuing operations are comprised of the following categories:

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Cable Segment Capital Expenditures

Customer premise equipment	$198	$212	$643	$732

Scaleable infrastructure	25	17	114	53

Line extensions	45	39	134	108

Upgrade/rebuild	56	90	153	279

Support capital	86	42	181	156

Total capital expenditures	$410	$400	$1,225	$1,328

         AOL Time Warner’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, drops (i.e., customer installations), converters and cable modems. With respect to customer premise equipment, including converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. For converters and modems, such life is generally 3-5 years and for plant upgrades, such useful life is up to 16 years. As of September 30, 2002, the total net book value of capitalized labor and overhead costs associated with the installation of converters and modems was approximately $150 million. As of that same date, the net book value of all capitalized costs associated with converters and modems, including equipment costs, was approximately $1.4 billion.

         Included in the AOL segment’s product development costs are costs incurred for the production of technologically feasible computer software that generates additional functionality to its existing software products. Capitalized costs typically include direct labor and related overhead for software produced by AOL as well as the cost of software purchased from third parties. Costs incurred on a product prior to the determination that the product is technologically feasible, as well as maintenance costs of established products, are expensed as incurred. All costs in the software development process which are experimental in nature are classified as research and development and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. The total net book value related to capitalized software costs was approximately $330 million as of September 30, 2002.

Filmed Entertainment Backlog

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of AOL Time Warner’s Filmed Entertainment companies was approximately $3.3 billion at September 30, 2002, compared to approximately $3.8 billion at December 31, 2001 (including amounts relating to the licensing of film product to AOL Time Warner’s Networks segment of approximately $744 million at September 30, 2002 and approximately $1.231 billion at December 31, 2001).

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

         AOL Time Warner operates in highly competitive, consumer-driven and rapidly changing Internet, media and entertainment businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. AOL Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of AOL Time Warner or its business segments in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in AOL Time Warner’s other filings with the SEC and the following:

•	For AOL Time Warner’s America Online businesses, the ability to implement potential changes in strategy resulting from the new management’s review of the business; the ability to develop new products and services to remain competitive; the ability to develop, adopt or have access to new technologies; the ability to successfully implement its broadband strategy; the ability to have access to distribution channels controlled by third parties; the ability to retain and grow the subscriber base; the ability to provide adequate server, network and system capacity; increased costs and business disruption resulting from the financial difficulties being experienced by a number of AOL’s network service providers, including WorldCom; the risk of unanticipated increased costs for network services; increased competition from providers of Internet services; the ability to attract more traditional advertisers to the online advertising medium; the ability to renew existing advertising or marketing commitments, including the ability to renew or replace individual large multi-period online advertising commitments with similar commitments or with shorter term advertising sales, which are generally affected more by the current unfavorable state of overall online advertising market conditions; the ability to maintain or renew large advertising arrangements (during the nine months ended September 30, 2002, the ten most significant third party advertising customers of America Online represented 43% of America Online’s aggregate domestic advertising revenues as compared to 31% for the nine months ended September 30, 2001); the ability to maintain or enter into new electronic commerce, advertising, marketing or content arrangements; the risk that the online advertising market will not improve at all or at a rate comparable to improvements in the general advertising market; the ability to maintain and grow market share in the enterprise software industry; the risks from changes in U.S. and international regulatory environments affecting interactive services; and the ability to continue to expand successfully internationally.

•	For AOL Time Warner’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; theft of service from interception of cable transmissions; fluctuations in spending levels by advertisers and consumers; the ability to enter into new program vendor advertising arrangements; and greater than expected increases in programming or other costs.

•	For AOL Time Warner’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments which may facilitate piracy of the Company’s copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

•	For AOL Time Warner’s network businesses, greater than expected programming or production costs; increased news gathering costs in the event of a war; public or cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of music by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

•	For AOL Time Warner’s music business, its ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists; its ability to continue to enforce its intellectual property rights in digital environments; piracy of music by means of Internet peer-to-peer file sharing; its ability to develop a successful business model applicable to a digital online environment; the potential repeal of Subsection (6) of California Labor Code Section 2855 regarding the maximum length of personal service contracts; the potential repeal of the Sonny Bono Copyright Term Extension Act; risks associated with foreign currency exchange rates; its ability to utilize DVD manufacturing capacity fully and to maintain current DVD manufacturing pricing; and the overall strength of global music sales.

•	For AOL Time Warner’s print media and publishing businesses, fluctuations in spending levels by advertisers and consumers; unanticipated increases in paper, postal and distribution costs (including costs resulting from financial pressure on the U.S. Postal Service); increased costs and business disruption resulting from instability in the newsstand distribution channel; the introduction and increased popularity of alternative technologies for the provision of news and information; and the ability to continue to develop new sources of circulation.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	For AOL Time Warner generally, the risks related to the continued successful operation of the businesses of AOL Time Warner on an integrated basis and the possibility that the Company will not be able to continue to realize the benefits of the combination of these businesses; lower than expected valuations associated with the cash flows and revenues at the AOL Time Warner segments may result in the inability of the Company to realize the value of recorded intangibles and goodwill at those segments.

         In addition, the Company’s overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates, decreased liquidity in the capital markets (including any reduction in its ability to access either the capital markets for debt securities or bank financings), failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, increased expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against the Company, as well as the risk of costs associated with judgments in or settlements of such matters, and changes in the Company’s plans, strategies and intentions.

Item 4.   Controls and Procedures

         Within the 90-day period prior to the filing of this report, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

AOL TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2002	2001

		(Restated)
	(millions, except
	per share amounts)
ASSETS

Current assets

Cash and equivalents	$2,349	$719

Receivables, less allowances of $2.163 and $1.889 billion	4,858	6,054

Inventories	1,731	1,791

Prepaid expenses and other current assets	1,876	1,687

Total current assets	10,814	10,251

Noncurrent inventories and film costs	3,344	3,490
Investments, including available-for-sale securities	5,002	6,886

Property, plant and equipment	11,763	12,669

Intangible assets subject to amortization	7,162	7,289

Intangible assets not subject to amortization	38,300	37,708

Goodwill	81,688	127,420

Other assets	2,815	2,791

Total assets	$160,888	$208,504

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,918	$2,266

Participations payable	1,498	1,253

Royalties and programming costs payable	1,635	1,515

Deferred revenue	1,550	1,451

Debt due within one year	89	48

Other current liabilities	6,312	6,443

Total current liabilities	13,002	12,976

Long-term debt	28,244	22,792

Deferred income taxes	10,975	11,231

Deferred revenue	1,038	1,048

Other liabilities	4,694	4,839

Minority interests	4,917	3,591

Shareholders’ equity

Series LMCN-V Common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2

AOL Time Warner Common Stock, $0.01 par value, 4.296 and 4.258 billion shares outstanding	42	42

Paid-in capital	155,093	155,172

Accumulated other comprehensive income (loss), net	(90)	49

Retained earnings	(57,029)	(3,238)

Total shareholders’ equity	98,018	152,027

Total liabilities and shareholders’ equity	$160,888	$208,504

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)
	(millions, except per share amounts)
Revenues:

Subscriptions	$4,818	$3,970	$14,032	$11,448

Advertising and commerce	1,698	1,880	5,518	6,088

Content and other	3,467	3,218	10,091	9,315

Total revenues(a)	9,983	9,068	29,641	26,851

Costs of revenues(a)	(6,111)	(5,006)	(17,787)	(14,759)

Selling, general and administrative(a)	(2,299)	(2,191)	(7,258)	(6,643)

Amortization of goodwill and other intangible assets	(181)	(1,784)	(520)	(5,318)

Merger and restructuring costs	(77)	(134)	(184)	(205)

Operating income (loss)	1,315	(47)	3,892	(74)

Interest expense, net(a)	(489)	(341)	(1,306)	(996)

Other expense, net(a)	(851)	(437)	(1,837)	(1,572)

Minority interest income (expense)	(55)	12	(139)	18

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(80)	(813)	610	(2,624)

Income tax benefit (provision)	25	(174)	(279)	(450)

Income (loss) before discontinued operations and cumulative effect of accounting change	(55)	(987)	331	(3,074)

Discontinued operations, net of tax	112	(10)	113	(29)

Income (loss) before cumulative effect of accounting change	57	(997)	444	(3,103)

Cumulative effect of accounting change	—	—	(54,235)	—

Net income (loss) applicable to common shares	$57	$(997)	$(53,791)	$(3,103)

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$(0.01)	$(0.22)	$0.07	$(0.69)

Discontinued operations	0.02	—	0.03	(0.01)

Cumulative effect of accounting change	—	—	(12.19)	—

Basic net income (loss) per common share	$0.01	$(0.22)	$(12.09)	$(0.70)

Average basic common shares	4,464.2	4,439.9	4,449.2	4,429.2

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$(0.01)	$(0.22)	$0.07	$(0.69)

Discontinued operations	0.02	—	0.03	(0.01)

Cumulative effect of accounting change	—	—	(12.19)	—

Diluted net income (loss) per common share	$0.01	$(0.22)	$(12.09)	$(0.70)

Average diluted common shares	4,507.0	4,583.8	4,523.1	4,593.8

(a) Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$220	$269	$693	$735
Cost of revenues	85	(71)	(98)	(248)
Selling, general and administrative	7	19	19	7
Interest income (expense), net	2	6	7	14
Other income (expense), net	(7)	(5)	(12)	(15)

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited)

	2002	2001

		(Restated)
	(millions)
OPERATIONS

Net income (loss)(a)	$(53,791)	$(3,103)

Adjustments for noncash and nonoperating items:

Cumulative effect of accounting change	54,235	—

Depreciation and amortization	2,206	6,589

Amortization of film costs	1,810	1,671

Loss on writedown of investments	1,685	821

Net gain on sale of investments	(95)	(33)

Equity in losses of investee companies after distributions	248	716

Changes in operating assets and liabilities, net of acquisitions	(638)	(2,824)

Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	265	393

Cash provided by operations	5,925	4,230

INVESTING ACTIVITIES

Acquisition of Time Warner Inc. cash and equivalents	—	690

Investments and acquisitions, net of cash acquired	(7,582)	(1,774)

Capital expenditures and product development costs from continuing operations	(2,078)	(2,362)

Capital expenditures from discontinued operations	(206)	(298)

Investment proceeds	248	1,751

Cash used by investing activities	(9,618)	(1,993)

FINANCING ACTIVITIES

Borrowings	19,133	7,948

Debt repayments	(13,640)	(9,196)

Redemption of redeemable preferred securities of subsidiaries	(255)	(575)

Proceeds from exercise of stock option and dividend reimbursement plans	255	813

Current period repurchases of common stock	(102)	(2,298)

Dividends paid and partnership distributions for discontinued operations, net	(11)	(51)

Dividends paid and partnership distributions for continuing operations	—	(4)

Principal payments on capital leases	(35)	—

Other	(22)	21

Cash provided (used) by financing activities	5,323	(3,342)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,630	(1,105)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	719	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$2,349	$1,505

(a)	Includes net income (loss) from discontinued operations of $113 million in 2002 and $(29) million in 2001.

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30,
(Unaudited)

	2002	2001

		(Restated)
	(millions)
BALANCE AT BEGINNING OF PERIOD	$152,027	$6,727

Issuance of common stock in connection with America Online-Time Warner merger	—	146,430

Reversal of America Online’s deferred tax valuation allowance	—	4,439

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner merger	152,027	157,596

Net loss	(53,791)	(3,103)

Other comprehensive loss (a)	(139)	(59)

Comprehensive loss	(53,930)	(3,162)

Repurchases of AOL Time Warner common stock	(102)	(2,359)

Dilution of interest in Time Warner Entertainment Company, L.P. (net of $276 million income tax impact)	(414)	—

Other, principally shares issued pursuant to stock option and benefit plans, including $119 million and $1.298 billion of tax benefit	437	2,152

BALANCE AT END OF PERIOD	$98,018	$154,227

(a)	2002 includes a $725 million pretax reduction (income tax impact of $290 million), related to the write-down of certain investments, accounted for under FAS 115, from a decline in market value determined to be other-than-temporary.

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

         AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and DVD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing. Financial information for AOL Time Warner’s various business segments is presented in Note 11.

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

Investment in Time Warner Entertainment Company, L.P.

         A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). As of September 30, 2002, AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE (Note 6).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Basis of Presentation

Restatement of Prior Financial Information

         The Company is conducting an internal review of certain advertising and commerce transactions at the AOL segment under the direction of the Company’s Chief Financial Officer. In connection with this internal review, the financial results for each of the quarters ended September 30, 2000 through June 30, 2002 will be restated. The total impact of the adjustments will be to reduce the Company’s consolidated advertising and commerce revenues by $190 million over these eight quarterly periods, with corresponding reductions in EBITDA and operating income and net income for that same time period of $97 million and $83 million and $46, respectively. For the AOL segment, the impact of the adjustments will be to reduce advertising and commerce revenues by $168 million over these eight quarterly periods, with corresponding reductions in EBITDA and operating income for that same time period of $97 million and $83 million, respectively. The remaining impact on the Company’s consolidated advertising and commerce revenues of $22 million represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments. The adjustments represent approximately 1% of the AOL segment’s total revenues for that same two-year period, approximately 3.4% of its advertising and commerce revenues, approximately 1.9% of its EBITDA and approximately 2.1% of its operating income. The largest impact of the adjustments is in the quarter ended September 30, 2000, where advertising and commerce revenues will be reduced by $66 million and both EBITDA and operating income will be reduced by $30 million and net income will be reduced by $18 million. The restatement will result in a decrease in basic earnings per share of $0.01 in both the third and fourth quarters of 2000.

         It is expected that the audited financial statements for the affected periods will be filed with the Securities and Exchange Commission (“SEC”) in the fourth quarter of 2002. Until such time, the Company’s financial statements for the affected periods, including the audited financial statements contained in the 2001 Annual Report on Form 10-K, should no longer be relied upon as a result of the announced restatement.

         The financial results presented in this report reflect the impact of the adjustments that will be made in the restatement of the Company’s financial results. For the three months ended September 30, 2001, the total impact of these adjustments is a reduction of both the AOL segment’s and the Company’s consolidated advertising and commerce revenues of $16 million, with a corresponding reduction in EBITDA of $6 million operating income of $2 million and consolidated net income of $1 million. For the nine months ended September 30, 2002 and 2001, the total impact is a reduction of the Company’s consolidated advertising and commerce revenues of $12 million and $72 million, respectively, with a corresponding reduction in EBITDA of $14 million and $14 million, operating income of $10 million and $7 million, respectively and net income of $2 million and $4 million, respectively. For the AOL segment, for the nine months ended September 30, 2002 and 2001, the impact of these adjustments is a reduction of advertising and commerce revenues of $6 million and $57 million, respectively, with a corresponding reduction in EBITDA of $14 million and $14 million, respectively and operating income of $10 million and $7 million, respectively. The remaining impact on advertising and commerce revenues of $6 million and $15 million for the nine months ended September 30, 2002 and 2001, respectively, represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

         The SEC and the Department of Justice (“DOJ”) are investigating the financial reporting and disclosure practices of the Company. The Company will continue its efforts to cooperate with the investigations. The Company is unable to predict the outcome of these investigations. Refer to Note 12 and Part II, Item 1 for additional information regarding the investigations.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Discontinued Operations

         As discussed in Note 7, the Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the three months ended September 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. For the nine months ended September 30, 2001, the net impact was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively. In addition, as of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed in the restructuring.

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. Reference is made to the unaudited consolidated financial statements of AOL Time Warner, included in its Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 thereto on Form 10-K/A filed March 26, 2002 and Amendment No. 2 thereto on Form 10-K/A filed June 28, 2002 (the “2001 Form 10-K”). However, due to the previously discussed restatement of financial information, the financial statements included in the 2001 Form 10-K should no longer be relied upon.

Revenue Classification Changes

Reimbursement of “Out-of-Pocket” Expenses

         In January 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for AOL Time Warner in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts AOL Time Warner’s Cable and Music segments, resulting in an increase in both revenues and costs of approximately $92 million in the third quarter of 2001 and an increase in both revenues and costs of approximately $287 million for the first nine months of 2001.

Emerging Issues Task Force Issue No. 01-09

         In April 2001, EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts AOL Time Warner’s AOL, Music and Publishing segments and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs each were reduced by an equal amount of approximately $44 million in the third quarter of 2001 and approximately $154 million for the first nine months of 2001.

Accounting for Business Combinations

         In July 2001, the FASB issued Statements of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for AOL Time Warner in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner recorded a one-time, noncash charge of approximately $54 billion to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting FAS 142, see Note 3.

Impact of Significant Acquisitions

         AOL Time Warner’s results for 2002 have been impacted by the following acquisitions that cause them not to be comparable to the results reported in 2001.

•	Consolidation of AOL Europe, S.A. (“AOL Europe”). On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann AG’s (“Bertelsmann”) 49.5% interest in AOL Europe for $5.3 billion in cash and on July 1, 2002 acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash (Note 5). As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest in and began consolidating AOL Europe, retroactive to the beginning of 2002.

•	Consolidation of IPC Group Limited (“IPC”). In October 2001, AOL Time Warner’s Publishing segment acquired IPC, the parent company of IPC Media, from Cinven, one of Europe’s leading private equity firms, for approximately $1.6 billion.

•	Consolidation of Road Runner. In August 2002, AOL Time Warner’s Cable segment acquired Advance/Newhouse’s 17% indirect ownership in Road Runner, increasing the Company’s fully attributed ownership to approximately 82%. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, AOL Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of the 2002.

         If the consolidation of AOL Europe, IPC and Road Runner had occurred on January 1, 2001, for the three months ended September 30, 2001, the Company’s consolidated revenues would have increased by $349 million to $9.417 billion, operating loss would have increased by $209 million to $256 million, net loss would have increased by $192 million to $1.189 billion, and net loss per share would have increased by $0.05 to $0.27. For the nine months ended September 30, 2001, revenues would have increased by $1.045 billion to $27.896 billion, operating loss would have increased by $725

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

million to $799 million, net loss would have increased by $683 million to $3.786 billion, and net loss per share would have increased by $0.15 to $0.85

Reclassifications

         Certain reclassifications have been made to the prior year’s financial information to conform to the September 30, 2002 presentation.

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

         Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Time Warner business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 8,200. As of September 30, 2002, approximately 6,100 of the terminations and relocations had occurred. The remaining 2,100 terminations and relocations are anticipated to occur during the fourth quarter of 2002 or are no longer expected to occur. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the accruals associated with any termination or relocation that does not occur by the end of 2002 will be reversed against goodwill established in purchase accounting. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments are continuing after the employee was terminated. Termination payments of approximately $300 million were made in 2001 ($100 million of which was in the third quarter and $235 million for the first nine months of 2001), an additional $52 million was paid in the third quarter of 2002 and approximately $220 million was paid for the first nine months of 2002. In addition, for the first nine months of 2002, there were noncash reductions in the restructuring accrual of approximately $43 million ($27 million in the third quarter), as actual termination payments were less than amounts originally estimated. As of September 30, 2002, the remaining liability of approximately $317 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring accrual also includes approximately $460 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company plans to consolidate certain operations

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and has exited other under-performing operations, including the Studio Store operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $165 million in 2001 ($30 million of which was paid in the third quarter and $90 million for the first nine months of 2001), an additional $18 million was paid in the third quarter of 2002 and $84 million was paid in the first nine months of 2002. In addition, for the first nine months of 2002, there were noncash reductions in the restructuring accrual of approximately $53 million ($38 million in the third quarter), as actual termination payments were less than amounts originally estimated. As of September 30, 2002, the remaining liability of approximately $158 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner is as follows (in millions):

		Other
	Employee Termination	Exit Costs	Total

Initial Accruals	$880	$460	$1,340

Cash paid – 2001	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	580	295	875

Cash paid – 2002	(220)	(84)	(304)

Noncash reductions(a) – 2002	(43)	(53)	(96)

Restructuring liability as of September 30, 2002	$317	$158	$475

(a)	Noncash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Merger Costs Expensed as Incurred

         During 2001, the restructuring plans included approximately $250 million of merger costs that were expensed as incurred and included in merger and restructuring costs in the accompanying consolidated statement of operations ($134 million of which was recognized in the third quarter and $205 million for the first nine months of 2001). Of the $250 million, approximately $201 million related to employee termination benefits and other contractual terminations at the AOL segment. The number of employees expected to be terminated at the AOL segment was 2,430. The severed employees spanned all major departments and divisions within the AOL segment, including Technology, Digital City, MapQuest, AOL Brand, Member Services, Interactive Marketing, Compuserve, Business Affairs, AIM/ICQ, Netscape, Wireless Strategy, Spinner, Acquisition Marketing, iPlanet, Tech & Systems Development, AOL Products, Interactive Properties and Netscape. In addition, approximately $37 million of merger costs related to the renegotiation of various contractual commitments in the Music segment and approximately $12 million related to other merger-related costs, primarily costs incurred in connection with the termination of AOL Time Warner’s merger discussions with AT&T regarding their broadband businesses. As of September 30, 2002, approximately $38 million of the $250 million has not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restructuring Costs

         For the three and nine month periods ended September 30, 2002, the Company has incurred and accrued other restructuring costs of $77 million and $184 million, respectively, related to various contractual terminations and obligations, including certain contractual employee termination benefits. As of September 30, 2002, $74 million has been paid against these accruals. The remaining $110 million is primarily classified as a current liability in the accompanying consolidated balance sheet. These costs are included in merger and restructuring costs in the accompanying consolidated statement of operations.

         Included in the restructuring charge for the three and nine month periods of 2002 was $67 million and $131 million, respectively, related to lease obligations of the AOL segment for network modems that will no longer be used because network providers are upgrading their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services. In the first and third quarters, plans were established under which network providers would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems will no longer be in use. The remaining $10 million of restructuring costs recorded during the three month period ended September 30, 2002, relates to certain contractual employee termination benefits. A liability related to contractual employee termination benefits is recognized when it becomes probable that the employee will be entitled to the benefits and such benefits can be reasonably estimated. The $10 million is comprised of $35 million of new accruals recorded during the quarter, partially offset by the reversal of a previously recorded accrual of $25 million as a result of it no longer being probable that the related contractual employee termination benefits would be paid by the Company.

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

         Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 11 – Segment Information. This methodology differs from AOL Time Warner’s previous policy, as provided under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill was recoverable.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

         A summary of changes in the Company’s goodwill during the first nine months of 2002, and total assets at September 30, 2002, by business segment is as follows (in millions):

	Goodwill				Total Assets

	January 1,	Acquisitions &		September 30,	September 30,
	2002(1)	Adjustments(2)	Impairments(3)	2002	2002

	(Restated)
AOL	$27,729	$8,551	$—	$36,280	$41,369

Cable	33,259	183	(22,976)	10,466	48,172

Filmed Entertainment(4)	9,110	(107)	(4,091)	4,912	15,839

Networks(5)	33,562	(54)	(13,077)	20,431	31,808

Music	5,477	31	(4,796)	712	7,533

Publishing	18,283	(137)	(9,259)	8,887	14,089

Corporate	—	—	—	—	2,078

Total	$127,420	$8,467	$(54,199)	$81,688	$160,888

(1)	Reflects the reallocation of goodwill to the AOL reporting unit under FAS 142.

(2)	Adjustments primarily relate to the Company’s preliminary purchase price allocation for several acquisitions. Specifically, the ultimate goodwill associated with certain acquisitions (including IPC, Business 2.0, Synapse, AOL Europe, and This Old House) continues to be adjusted as the value of the assets and liabilities (including merger liabilities) acquired are finalized.

(3)	The impairment charge does not include approximately $(36) million related to goodwill impairments associated with equity investees.

(4)	Includes impairments at Warner Bros. $(2.851 billion) and at the Turner filmed entertainment businesses $(1.240 billion).

(5)	Includes impairments at the Turner cable networks $(10.933 billion), HBO $(1.933 billion) and The WB Network $(211 million).

         While the Company’s overall goodwill impairment analysis under FAS 142 will not be completed until the fourth quarter, based on the current market capitalization of AOL Time Warner as implied by the Company’s stock price, lower than expected performance at the AOL segment, and current market conditions in the cable industry, management believes that it is probable that a substantial overall goodwill impairment has occurred as of September 30, 2002. At this time, management is unable to reasonably estimate the magnitude of such an impairment. The factors that will affect the magnitude of impairment include management’s revised operating plan for the AOL segment, the results of the Company’s overall current budgeting and long-term plan process, and a valuation of assets (including unrecognized intangible assets) and liabilities, all of which will be completed in the fourth quarter. Additionally, the magnitude of any impairment will take into consideration AOL Time Warner’s overall market capitalization as well as the extent to which the stock price of comparable companies in the cable industry continue to experience a sustained decline in values. Any impairment charge would be noncash in nature and, therefore, is not expected to affect the Company’s liquidity or result in the non-compliance with any debt covenants, including the covenant to maintain at least $50 billion of GAAP net worth contained in the 2002 Credit Agreements. In addition, the Company would record any such noncash charge as a component of operating income.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

         As of September 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:

Music catalogues and copyrights	$3,194	$(290)	$2,904	$3,080	$(153)	$2,927

Film library	3,559	(342)	3,217	3,559	(196)	3,363

Customer lists and other intangible assets	1,734	(693)	1,041	1,519	(520)	999

Total	$8,487	$(1,325)	$7,162	$8,158	$(869)	$7,289

Intangible assets not subject to amortization:

Cable television franchises	$28,567	$(1,518)	$27,049	$28,452	$(1,878)	$26,574

Sports franchises	500	(20)	480	500	(20)	480

Brands, trademarks and other intangible assets	11,091	(320)	10,771	10,974	(320)	10,654

Total	$40,158	$(1,858)	$38,300	$39,926	$(2,218)	$37,708

         The Company recorded amortization expense of $181 million during the third quarter of 2002 compared to $1.784 billion during the third quarter of 2001. The Company recorded amortization expense of $520 million for the first nine months of 2002 compared to $5.318 billion for the first nine months of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $662 million; 2004: $645 million; 2005: $577 million; 2006: $441 million; and 2007: $373 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

         During the first nine months of 2002, the Company acquired the following intangible assets (in millions):

		Weighted Average
		Amortization Period

Music catalogues and copyrights	$70	15 years

Customer lists and other intangible assets subject to amortization	307	6 years

Cable television franchises (a)	1,193	Indefinite

Brands, trademarks and other intangible assets not subject to amortization	117	Indefinite

Total	$1,687

(a)	The increase in cable television franchises primarily relates to the increase in the carrying value of AT&T’s interest in the TWE-Advance/Newhouse Partnership as part of a restructuring of that partnership (Note 7).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

         The 2001 results do not reflect the provisions of FAS 142. Had AOL Time Warner adopted FAS 142 on January 1, 2001, the net income (loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts indicated below:

	Three Months Ended September 30, 2001 (Restated)

	(millions, except per share amounts)
		Net income	Net income
	Net income	(loss) per basic	(loss) per diluted
	(loss)	common share	common share

As reported	$(997)	$(0.22)	$(0.22)

Impact of dilutive shares on net loss	—	—	0.01

Add: Goodwill amortization	1,320	0.30	0.29

Add: Intangible amortization	372	0.08	0.08

Add: Equity investee goodwill amortization	99	0.02	0.02

Minority interest impact	(41)	(0.01)	(0.01)

Income tax impact (a)	(176)	(0.04)	(0.04)

Discontinued operations	10	—	—

Adjusted	$587	$0.13	$0.13

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

	Nine Months Ended September 30, 2001 (Restated)

	(millions, except per share amounts)
		Net income	Net income
	Net income	(loss) per basic	(loss) per diluted
	(loss)	common share	common share

As reported	$(3,103)	$(0.70)	$(0.70)

Impact of dilutive shares on net loss	—	—	0.03

Add: Goodwill amortization	3,899	0.88	0.85

Add: Intangible amortization	1,080	0.24	0.23

Add: Equity investee goodwill amortization	383	0.09	0.08

Minority interest impact	(120)	(0.03)	(0.03)

Income tax impact (a)	(549)	(0.12)	(0.12)

Discontinued operations	30	0.01	0.01

Adjusted	$1,620	$0.37	$0.35

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

4. INVESTMENTS

Investment Write-Downs

         The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments and restricted securities. As a result, the Company recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines of approximately $733 million in the third quarter of 2002 and $1.678 billion for the nine months ended September 30, 2002, which are included in other expense, net, in the accompanying consolidated statement of operations. Included in these amounts were approximately $1 million of net losses on equity warrants for the third quarter of 2002 and $7 million of net gains on equity warrants in the first nine months of 2002. The Company recorded noncash pretax charges of $196 million for the third quarter of 2001 and $816 million for the first nine months of 2001, which are included in other expense, net, in the accompanying consolidated statement of operations. Included in these amounts were approximately $49 million of net

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

losses on equity warrants for the third quarter of 2001 and $33 million of net losses on equity warrants in the first nine months of 2001.

         Included in the noncash pretax charges for three and nine month periods ended September 30, 2002 are charges related to the writedown of AOL Time Warner’s investments in Time Warner Telecom Inc. (“Time Warner Telecom”) of $24 million for the three-month period and $796 million for the nine-month period, Gateway Inc. of $39 million for the three-month period and $140 million for the nine-month period, Hughes Electronics Corp. (“Hughes”) of $505 million for both the three and nine-month periods and America Online Latin America, Inc. (“AOL Latin America”) of $106 million for both the three and nine-month periods for declines deemed other-than temporary. Time Warner Telecom is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The value of the Time Warner Telecom investment was adjusted upward in the Merger by over $2 billion to its estimated fair value. Since the date of the Merger, Time Warner Telecom’s share price has declined significantly, resulting in impairment charges of approximately $1.2 billion in the fourth quarter of 2001 and approximately $796 million for the first nine months of 2002. As of September 30, 2002, the remaining carrying value of the Company’s investment in Time Warner Telecom after equity losses, is approximately $41 million.

         As of September 30, 2002, Time Warner Telecom was owned 44% by AOL Time Warner, 14% by Advance/Newhouse Partnership and 42% by other third parties. AOL Time Warner’s interest in Time Warner Telecom is being accounted for using the equity method of accounting. For the three months ended September 30, 2002, Time Warner Telecom had revenues, operating loss and net loss of approximately $167 million, $22 million and $48 million, respectively. For the nine months ended September 30, 2002, Time Warner Telecom had revenues, operating loss and net loss of approximately $520 million, $44 million and $122 million, respectively.

         As of September 30, 2002, AOL Time Warner has total investments, excluding equity-method investments, with a carrying value of $1.699 billion for which their estimated fair value exceeded the carrying value by approximately $43 million.

Sale of Columbia House

         Prior to June 2002, the Columbia House Company Partnerships (“Columbia House”) was a 50-50 joint venture between AOL Time Warner and Sony Corporation of America (“Sony”). In June 2002, AOL Time Warner and Sony reached a definitive agreement to each sell 85% of its 50% interest in Columbia House to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. Under the terms of the sale agreement, the Company received proceeds of approximately $125 million in cash and a subordinated note receivable from Columbia House Holdings, Inc., a majority owned subsidiary of Blackstone, with a face amount of approximately $35 million. The sale has resulted in the Company recognizing a pretax gain of approximately $59 million, which is included in other expense, net, in the accompanying consolidated statement of operations. In addition, the Company has deferred an approximate $28 million gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As a result of the sale, the Company’s interest in Columbia House has been reduced to 7.5%. As part of the transaction, AOL Time Warner will continue to license music and video product to Columbia House for a five-year period.

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

AOL Latin America

         AOL Latin America is a joint venture among AOL Time Warner, the Cisneros Group and Banco Itaú (a leading Brazilian bank) that provides online services and support principally to customers in Brazil, Mexico and Argentina. In August 2000, AOL Latin America completed an initial public offering of approximately 25 million shares of its Class A common stock, representing approximately 10% of the ownership interest in AOL Latin America at the time of the offering.

         In March 2002, AOL Time Warner announced that it would make available to AOL Latin America up to $160 million throughout 2002 to fund the operations of AOL Latin America. In exchange for this investment, AOL Time Warner would receive senior convertible notes. Each note carries a fixed interest rate of 11% per annum (payable quarterly), has a five-year maturity and is convertible into AOL Latin America convertible preferred stock, which is convertible into Class A common stock of AOL Latin America at a conversion price of $3.624 per share (20% above the market price at the time of investment). AOL Latin America has the option to redeem the notes after 18 months and the option to make interest payments in either cash or additional shares of convertible preferred stock. As of September 30, 2002, AOL Time Warner had provided AOL Latin America approximately $71 million of this committed amount.

         In addition, as of September 30, 2002, the Company held approximately 4 million shares of Class A common stock, warrants to purchase approximately 16.5 million shares of Class A common stock with an exercise price of $8 per share and approximately 121.7 million shares of Series B Redeemable Convertible Preferred Stock, which are convertible into an equal number of Class A common shares. On October 3, 2002, the Company and AOL Latin America entered into an agreement pursuant to which the Company is obligated in certain circumstances to convert a number of its Series B Redeemable Convertible Preferred Stock into shares of Class A common stock on a one-for-one basis. The purpose of the agreement and the proposed conversion is to facilitate the continued listing of AOL Latin America’s Class A common stock on the Nasdaq SmallCap Market. Assuming the conversion of all of the Company’s investments in convertible securities of AOL Latin America, including the full $160 million principal amount of notes, AOL Time Warner’s economic interest in AOL Latin America would increase to approximately 50% on a fully diluted basis. However, even if AOL Time Warner’s economic interest reached 50%, the Company would continue to account for its investment under the equity method of accounting because of certain approval rights held by a minority partner in AOL Latin America. On November 5, 2002, the Nasdaq granted AOL Latin America an exception to the market capitalization listing requirement for a period of time. Based on the closing bid price of AOL Latin America common stock on November 5, 2002, the Company was not obligated to convert any shares of its Series B Redeemable Convertible Preferred Stock.

         Based upon the fair value of the Company’s investment in AOL Latin America, the Company determined that both the senior convertible notes and the Series B Redeemable Convertible Preferred Stock had experienced other-than-temporary declines in value of $106 million in the aggregate. As previously discussed, the Company is committed to fund up to an additional $89 million prior to December 31, 2002, including approximately $9.5 million, which was funded in October 2002, in exchange for additional senior convertible notes. Depending upon the financial condition of AOL Latin America and general market conditions, the Company may be required to record an additional noncash charge to reduce the carrying value of its investment in the near future.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(Unaudited)

5. AOL EUROPE

         AOL Europe was a joint venture between AOL Time Warner and Bertelsmann AG (“Bertelsmann”). In March 2000, America Online and Bertelsmann announced an agreement to restructure their interests in AOL Europe. This restructuring consisted of a put and call arrangement under which the Company could purchase or be required to purchase Bertelsmann’s 49.5% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion.

         On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann’s 49.5% interest in AOL Europe for $5.3 billion in cash as a result of Bertelsmann’s exercise of its initial put option. On July 1, 2002, AOL Time Warner acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash. As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest in and began consolidating AOL Europe, retroactive to the beginning of 2002. Previously, the Company owned a 49.5% preferred interest in AOL Europe and accounted for its investment in AOL Europe using the equity method of accounting. At January 31, 2002, AOL Europe had $573 million of debt which was subsequently refinanced with AOL Time Warner debt carrying lower interest rates. Additionally, in February 2002, certain redeemable preferred securities previously issued by AOL Europe were redeemed for $255 million. AOL Europe’s remaining $725 million of preferred securities are required to be redeemed in April 2003 for approximately $815 million including accrued dividends, in cash, AOL Time Warner common stock, or a combination thereof, at the discretion of the Company (Note 10).

         As of January 1, 2002, AOL Europe had total assets of approximately $150 million, consisting principally of approximately $88 million in receivables and approximately $52 million in cash and equivalents. In addition, AOL Europe had approximately $2.0 billion of total liabilities, including $573 million of debt, approximately $415 million of other current liabilities and approximately $1 billion of redeemable preferred securities, including $255 million of redeemable preferred securities redeemed in February 2002. The assets and liabilities of AOL Europe are included in the AOL segment. In connection with the allocation of the price paid by AOL Time Warner to acquire the additional interest in AOL Europe, the AOL segment recognized approximately $8.4 billion of goodwill and approximately $230 million of subscriber lists, which will be amortized over a useful life of 5 years with no residual value. The allocation of the purchase price is preliminary because the Company has yet to complete its valuation process for these intangible assets.

6. INVESTMENT IN TWE

         TWE is a Delaware limited partnership that was capitalized in 1992 and currently owns and operates substantially all of the Filmed Entertainment-Warner Bros., Networks-HBO and The WB Network, and Cable businesses previously owned by subsidiaries of AOL Time Warner. As of March 31, 2002, AOL Time Warner, through its wholly owned subsidiaries, collectively owned general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by AT&T. Certain AOL Time Warner subsidiaries are the general partners of TWE (the “General Partners”).

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(Unaudited)

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

         In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. As part of the restructuring, AOL Time Warner will acquire complete ownership of TWE’s content assets, including Warner Bros. and Home Box Office, as well as TWE’s interests in The WB Network, Comedy Central and Court TV. In addition, almost all of AOL Time Warner’s interests in TWE and all of its interests in cable television systems held through wholly-owned subsidiaries, will be contributed to an existing subsidiary of AT&T that will become a subsidiary of AOL Time Warner and will be renamed “Time Warner Cable Inc.” In connection with the restructuring, AT&T will receive $2.1 billion in cash and AOL Time Warner common stock valued at $1.5 billion at the time of closing the restructuring and will retain a 17.9% economic stake in Time Warner Cable Inc. and a 4.7% economic stake in TWE. AT&T’s combined interests in Time Warner Cable Inc. and TWE will result in AT&T holding an approximately 21% economic interest in the business of Time Warner Cable Inc. AT&T’s 17.9% economic stake in Time Warner Cable Inc. will represent approximately a 10.7% voting interest in Time Warner Cable Inc. The Company anticipates that the restructuring will be completed in early 2003, upon the receipt of local cable franchise approvals, where required, and other required regulatory approvals. Clearance under the Hart-Scott -Rodino Antitrust Improvement Act of 1976 has been received.

         Based upon its controlling voting interest in Time Warner Cable Inc., AOL Time Warner will consolidate the results of Time Warner Cable Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that Time Warner Cable Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity. Subject to market conditions, AOL Time Warner plans to conduct an initial public offering of Time Warner Cable Inc. soon after the closing of the restructuring. It is anticipated that the first $2.1 billion raised in any such offering would be used to repay Time Warner Cable Inc.’s debt incurred to fund the $2.1 billion cash payment to AT&T. Thereafter, AT&T will have certain priority registration rights with respect to its interest in Time Warner Cable Inc.

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. TWE reported net income of $1.336 billion, excluding a $1.2 billion gain relating to the restructuring of the TWE-Advance/Newhouse Partnership (Note 7) and a $22 billion noncash charge related to the cumulative effect of an accounting change, for the first nine months of 2002 and a net loss of $823 million for the first nine months of 2001. Because of the priority rights over allocations of income and distributions of TWE held by the General Partners, $1.239 billion of TWE’s income for the nine months ended September 30, 2002 was allocated to AOL Time Warner and $97 million was allocated to AT&T. For 2001, $820 million of TWE’s loss for the nine months ended September 30, 2001 was allocated to AOL Time Warner and $45 million was allocated to AT&T. The allocation of a portion of TWE’s loss to AT&T in 2001 was almost entirely offset by the allocation to AT&T of pretax gains attributable to AT&T that were recognized in connection with the sale or exchange of various cable television systems at TWE.

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

7. RESTRUCTURING OF TWE-ADVANCE/NEWHOUSE PARTNERSHIP AND ROAD RUNNER

         As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to August 1, 2002, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was previously accounted for using the equity method of accounting prior to the restructuring because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

         On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002, (the “Debt Closing Date”) resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, AOL Time Warner and TWE have deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities. The net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported six months ended June 30, 2002, revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the three and nine months ended September 30, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million and $912 million, respectively, $141 million and $412 million, respectively and $74 million and $225 million, respectively.

         As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, AOL Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of the year.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
(Unaudited)

         In connection with the TWE-A/N restructuring, AOL Time Warner recognized a noncash pretax gain of approximately $1.4 billion. Of this gain, approximately $1.2 billion related to the difference between the carrying value and fair value of AT&T’s interest in the Advance/Newhouse Systems, with the fair value being determined by reference to the fair value of AT&T’s additional interest acquired in the remaining TWE-A/N systems. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations. However, because this gain relates in large part to AT&T’s interest in TWE-A/N, it is substantially offset by minority interest expense, which is similarly included as part of discontinued operations. The remaining pretax gain of $188 million relates to the amount that the fair value of AOL Time Warner’s acquired interest in the TWE-A/N systems remaining under the control of AOL Time Warner exceeded the carrying value of AOL Time Warner’s interest in the Advance/Newhouse Systems, and primarily relates to the portion of TWE-A/N debt assumed by Advance/Newhouse in excess of its pro rata share in effective compensation for certain adverse tax consequences to the Company as a result of the restructuring. The gain is significantly less than the gain recognized by AT&T because the carrying value of AOL Time Warner’s interest in TWE-A/N, including its interest in the Advance/Newhouse Systems, was recently adjusted to fair value as part of the purchase accounting for the Merger. The $188 million pretax gain is also included as part of discontinued operations of AOL Time Warner for the three and nine month periods ended September 30, 2002. Exclusive of the gains associated with these transactions, the impact of the TWE-A/N restructuring on AOL Time Warner’s consolidated net income is substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s historical one-third interest was reflected as minority interest expense. As stated previously, this historical minority interest expense is currently classified as part of the discontinued operations for all periods presented. Additionally, there is no impact on AOL Time Warner’s consolidated net income of consolidating Road Runner since the Company had previously accounted for its interest in Road Runner under the equity method of accounting.

8. INVENTORIES

         Inventories and film costs consist of:

	September 30, 2002	December 31, 2001

	(millions)
Programming costs, less amortization	$2,542	$2,536

Magazines, books, recorded music and other merchandise	504	553

Film costs-Theatrical:

Released, less amortization	719	847

Completed and not released	309	356

In production	460	381

Development and pre-production	263	290

Film costs-Television:

Released, less amortization	65	162

Completed and not released	175	95

In production	34	59

Development and pre-production	4	2

Total inventories and film costs(a)	5,075	5,281

Less current portion of inventory(b)	1,731	1,791

Total noncurrent inventories and film costs	$3,344	$3,490

(a)	Does not include $3.217 billion and $3.363 billion of net film library costs as of September 30, 2002 and December 31, 2001, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet. See Note 3.

(b)	Current inventory as of September 30, 2002 is comprised of programming inventory for the Networks segment (approximately $1.227 billion), books from the publishing business (approximately $229 million), videocassettes, DVDs and compact discs from the filmed entertainment and music business (approximately $238 million), and general merchandise, primarily at the AOL business (approximately $37 million).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)
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

         In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements are AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and .125% if the facilities have more than 66% outstanding. Currently, the Company is paying the additional .0625% usage fee. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage ratio and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and a maximum leverage ratio covenant of 5.0 times for each of TWE and TWE-A/N, but do not contain any credit ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings.

10. MANDATORILY REDEEMABLE PREFERRED SECURITIES

         AOL Europe has 725,000 shares of redeemable preferred securities outstanding with a liquidation preference of $725 million. Dividends are accreted at an annual rate of 6% and the total accumulated dividends as of September 30, 2002 were approximately $67 million. These securities and related dividends are classified as Minority Interest in the accompanying consolidated balance sheet. The preferred shares are required to be redeemed no later than April 1, 2003 in cash, AOL Time Warner stock or a combination thereof, at the Company’s discretion.

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

11. SEGMENT INFORMATION

         AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and DVD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001(a)	2002	2001(a)

		(Restated)		(Restated)

	(in millions)
Revenues

AOL	$2,215	$2,173	$6,772	$6,373

Cable(b)	1,753	1,525	5,198	4,404

Filmed Entertainment	2,643	2,112	7,165	6,217

Networks	1,832	1,663	5,575	5,190

Music	983	962	2,902	2,801

Publishing	1,353	1,095	3,830	3,179

Intersegment elimination	(796)	(462)	(1,801)	(1,313)

Total revenues	$9,983	$9,068	$29,641	$26,851

(a)	Revenues reflect the provisions of EITF 01-09 and EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and EITF 01-14 was to increase revenues and costs by equal amounts of approximately $48 million for the third quarter of 2001 and approximately $133 million for the first nine months of 2001. The net increase (decrease) in revenues and costs for the three-month period by business segment is as follows: AOL $(7) million, Cable $59 million, Music $23 million and Publishing $(27) million, and for the nine-month period is, AOL $(29) million, Cable $172 million, Music $86 million and Publishing $(96) million.
(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three and nine months ended September 30, 2001, and the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues of $316 million, $912 million and $715 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Intersegment Revenues

         In the normal course of business, the AOL Time Warner segments enter into transactions with one another. The most common types of intercompany transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating subscription revenues by selling cable network programming to the Cable segment; and

•	The AOL, Cable, Networks and Publishing segments generating advertising and commerce revenue by cross-promoting the products and services of all AOL Time Warner segments.

•	The Music segment generating content revenue by manufacturing DVDs for the Filmed Entertainment segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)

	(millions)
Intercompany Revenues

AOL	$68	$40	$223	$90

Cable	37	11	103	32

Filmed Entertainment	381	208	684	576

Networks	146	133	414	402

Music	130	62	318	187

Publishing	34	8	59	26

Total intercompany revenues	$796	$462	$1,801	$1,313

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

         Included in the total intercompany revenues above are intercompany advertising and commerce revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)
	(millions)
Intercompany Advertising and Commerce Revenues

AOL	$37	$40	$141	$90

Cable	31	11	89	32

Filmed Entertainment	—	—	—	—

Networks	36	38	113	115

Music	—	—	—	—

Publishing	34	8	59	26

Total intercompany advertising and commerce revenues:	$138	$97	$402	$263

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)
	(millions)
EBITDA(a)

AOL	$432	$736	$1,324	$2,213

Cable(b)	680	650	2,007	1,924

Filmed Entertainment	331	307	840	670

Networks	520	450	1,371	1,343

Music	96	87	294	268

Publishing	276	196	758	580

Corporate	(87)	(74)	(246)	(219)

Merger and restructuring costs	(77)	(134)	(184)	(205)
Intersegment elimination	(79)	(36)	(66)	(59)

Total EBITDA	$2,092	$2,182	$6,098	$6,515

(a)	EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, for the three months ended September 30, AOL Time Warner’s operating income (loss) was $1.315 billion in 2002 and $(47) million in 2001. For the nine months ended September 30, AOL Time Warner’s operating income (loss) was $3.892 billion in 2002 and $(74) million in 2001.

(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three and nine months ended September 30, 2001 and six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported EBITDA of $141 million, $412 million and $333 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)
	(millions)
Depreciation of Property, Plant and Equipment

AOL	$165	$105	$452	$304

Cable	307	234	876	648

Filmed Entertainment	19	21	57	66

Networks	44	40	125	118

Music	29	23	85	69

Publishing	25	16	71	49

Corporate	7	6	20	17

Total depreciation	$596	$445	$1,686	$1,271

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)
	(millions)
Amortization of Intangible Assets(a)

AOL	$39	$31	$121	$97

Cable	3	618	5	1,854

Filmed Entertainment	48	118	143	355

Networks	7	481	18	1,434

Music	45	211	133	626

Publishing	39	234	100	698

Corporate	—	91	—	254

Total amortization	$181	$1,784	$520	$5,318

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the $147 billion acquisition of Time Warner in 2001.

         As discussed in Note 3, when FAS 142 is initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date is reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger was reallocated to the AOL segment resulting in a change in segment assets. Following are AOL Time Warner’s assets by business segment, reflecting the reallocation of goodwill in accordance with FAS 142, as of September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001

		(Restated)
	(millions)
Assets

AOL	$41,369	$34,021

Cable	48,172	71,265

Filmed Entertainment	15,839	20,646

Networks	31,808	44,580

Music	7,533	12,399

Publishing	14,089	23,374

Corporate	2,078	2,219

Total assets	$160,888	$208,504

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	COMMITMENTS AND CONTINGENCIES

Securities Matters

         As of November 13, 2002, twenty-seven putative class action lawsuits alleging violations of the federal securities laws are pending against the Company (the “AOL Time Warner Shareholder Litigation”). These lawsuits also name as defendants certain current and former executives of the Company and, in three instances, America Online. Twenty-two of these are pending in the United States District Court for the Southern District of New York, four are pending in the United States District Court for the Eastern District of Virginia and one in the United States District Court for the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of AOL Time Warner stock. Certain of the lawsuits, in addition to the above allegations, allege that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. On August 29, 2002, the Company filed a motion with the Judicial Panel on Multi-district Litigation to transfer all federal lawsuits within the AOL Time Warner Shareholder Litigation to the Southern District of New York for coordinated and consolidated pretrial proceedings. That motion is scheduled to be heard on November 21, 2002. In addition, all AOL Time Warner Shareholder Litigation now pending and to be filed in the Southern District of New York have been consolidated into one action for all purposes. Nine parties are seeking “lead plaintiff” status in the AOL Time Warner Shareholder Litigation. The Company intends to defend against the AOL Time Warner Shareholder Litigation vigorously. The Company is unable to predict the outcome of the cases or reasonably estimate a range of possible loss.

         On November 5, 2002, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, unnamed members of the Administrative Committee of the AOL Time Warner Savings Plan and certain current and former directors of the Company alleging violations of the Employee Retirement Income Security Act. The complaint purports to be brought on behalf of participants in the AOL Time Warner Savings Plan and alleges that the Company and other defendants breached certain fiduciary duties to such participants by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaint seeks unspecified damages and unspecified equitable relief. The Company has not yet been served with the complaint in this action. The Company intends to defend against this action vigorously. The Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

         As of November 13, 2002, eight shareholder derivative actions are pending against certain current and former directors and officers of the Company, as well as against the Company as nominal defendant. Three of the lawsuits are pending in New York State Supreme Court for the County of New York, one in the United States District Court for the Southern District of New York and four in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately disclose that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of AOL Time Warner stock. The lawsuits request that (i) all proceeds from defendants’ sales of AOL Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments be returned to the Company. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

         The Securities and Exchange Commission and the Department of Justice are investigating the financial reporting and disclosure practices of the Company. The Company is continuing its efforts to cooperate in the investigations. The Company cannot predict the outcome of the

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

investigations at this time.

         Further, during the week beginning August 5, 2002, the Company learned of information regarding three transactions involving its AOL division that it reported could, upon further review, result in the Company concluding that the consideration received was recognized inappropriately as advertising and commerce revenues. The Company began an internal review of the accounting of these and other advertising and commerce transactions at the AOL division for the period of July 1, 1999 through March 31, 2002 under the direction of its Chief Financial Officer, which is ongoing. The review has included AOL’s larger advertising and commerce transactions, its multi-element transactions and other transactions in which there was a significant degree of accounting judgment exercised. The review has encompassed an examination of the original transaction documents, interviews with key personnel responsible for negotiating or accounting for the transactions and the review of other relevant materials. As a result of this review, the Company announced on October 23, 2002 that it had concluded it would adjust the accounting for the three transactions discussed above, as well as certain other transactions involving the AOL division, and that it would restate the Company’s financial results for each of the quarters ended September 30, 2000 through June 30, 2002. See Note 1, “Description of Business and Basis of Presentation – Basis of Presentation – Restatement of Prior Financial Information” for a discussion of the impact of the restatement on the financial results of the Company.

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

         America Online has been named as defendant in several putative class action lawsuits brought by consumers and Internet service providers (“ISP”), alleging certain injuries to have been caused by installation of AOL versions 5.0 and 6.0 software. The parties have entered into settlement agreements covering the consumer and ISP AOL version 5.0 installation claims on terms that are not material to the Company’s financial condition or results of operations. On August 21, 2002, the Court approved the settlement of the consumer claims related to AOL version 5.0. The settlement of the ISP claims related to AOL version 5.0 remains subject to final Court approval. In one of the AOL version 6.0 cases, AOL’s motion to dismiss was granted and the plaintiff’s appeal of that decision remains pending. The Company believes that these cases are without merit and intends to defend them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given their current status.

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

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On September 16, 2002, the Georgia Supreme Court denied TWE’s petition for a writ of certiorari seeking review of the decision of the Georgia Court of Appeals and subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE intends to file.

         On April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, the Company, Time Warner Entertainment Company, L.P., Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records Inc., Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the United States District Court for the Southern District of New York. The Company believes the lawsuit has no merit and intends to defend against it vigorously. Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

         The Company is subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. The parties to the federal action commenced by the Attorneys General have entered into a settlement agreement on terms that will not have a material impact on the Company’s financial statements or results of operations. The settlement has been preliminarily approved by the Court, but is subject to its final approval. In the remaining lawsuits, the Company has entered into memoranda of understanding to settle these actions on terms that will not have a material impact on the Company’s financial statements or results of operations. The settlement of these remaining actions is also subject to Court approval.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

         America Online, Inc. is involved in arbitration proceedings, Homestore.com, Inc. v. America Online, Inc., in the District of Columbia. Homestore.com, Inc. (“Homestore”) alleges that America Online breached an April 2000 distribution agreement with Homestore (the “Distribution Agreement”) by (i) failing to deliver to Homestore the required number of impressions (user visits to America Online pages including Homestore promotions); (ii) failing to provide 18 required promotions to Homestore; (iii) failing to use good faith efforts to meet the target number of Unique AOL Visitors (as defined in the Distribution Agreement); and (iv) violating the premier, prominence and exclusivity provisions of the Distribution Agreement. Homestore seeks a declaration of material breach by America Online, compensatory damages, termination of the Distribution Agreement and a declaration that the section of the Distribution Agreement allowing America Online to draw on a $90 million letter of credit and receive other payments from Homestore in the event of termination is an unenforceable penalty provision. The arbitration panel held a hearing on the merits in July 2002 and a decision from the panel is pending. The Company is unable to predict the outcome of the panel’s decision or reasonably estimate a range of possible loss.

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

13.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

         Additional financial information with respect to cash (payments) and receipts are as follows:

	Nine Months Ended September 30,

	2002	2001

	(millions)
Cash payments made for interest	$(1,101)	$(1,042)

Interest income received	83	156

Cash interest expense, net	$(1,018)	$(886)

Cash payments made for income taxes	$(229)	$(304)

Income tax refunds received	49	41

Cash taxes, net	$(180)	$(263)

Interest Expense, Net

         Interest expense, net, consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(millions)
Interest Income	$18	$43	$96	$156

Interest Expense	(507)	(384)	(1,402)	(1,152)

Total interest expense, net	$(489)	$(341)	$(1,306)	$(996)

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Expense, Net

         Other expense, net, consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(millions)
Net investment losses(a)	$(733)	$(196)	$(1,583)	$(841)

Losses on equity investees	(100)	(222)	(215)	(707)

Gains related to the exchange of unconsolidated cable television systems at TWE	—	—	—	39

Losses on asset securitization programs	(15)	(20)	(37)	(56)

Miscellaneous	(3)	1	(2)	(7)

Total other expense, net	$(851)	$(437)	$(1,837)	$(1,572)

(a)	Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of approximately $733 million and $1.678 billion for the three and nine months ended September 30, 2002, respectively and approximately $196 million and $816 million for the three and nine months ended September 30, 2001 (Note 4).

Other Current Liabilities

         Other current liabilities consist of:

	September 30,	December 31,
	2002	2001

	(millions)
Accrued expenses	$5,429	$5,474

Accrued compensation	761	904

Accrued income taxes	122	65

Total other current liabilities	$6,312	$6,443

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
(Unaudited)

         America Online, Inc. (“America Online”), Time Warner Inc. (“Time Warner”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with America Online, Time Warner and TW Companies, the “Guarantor Subsidiaries”) are wholly owned subsidiaries of AOL Time Warner Inc. (“AOL Time Warner”). AOL Time Warner, America Online, Time Warner, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of AOL Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company’s public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) America Online, Time Warner, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of AOL Time Warner and (iii) the eliminations necessary to arrive at the information for AOL Time Warner on a consolidated basis. There are no restrictions on the Company’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of AOL Time Warner.

Consolidating Statement of Operations
For The Three Months Ended September 30, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$1,744	$—	$—	$206	$8,169	$(136)	$9,983

Cost of revenues	—	(1,057)	—	—	(116)	(5,074)	136	(6,111)

Selling, general and administrative	(10)	(459)	(10)	(4)	(31)	(1,785)	—	(2,299)

Amortization of goodwill and other intangible assets	—	(3)	—	—	—	(178)	—	(181)

Merger-related costs	(10)	(65)	—	—	—	(2)	—	(77)

Operating income (loss)	(20)	160	(10)	(4)	59	1,130	—	1,315

Equity in pretax income (loss) of consolidated subsidiaries	188	(37)	762	681	230	—	(1,824)	—

Interest (expense) income, net	(183)	(22)	(16)	(98)	(32)	(138)	—	(489)

Other expense, net	(65)	(637)	(1)	(6)	(3)	(94)	(45)	(851)

Minority interest expense	—	—	—	—	—	(55)	—	(55)

Income before income taxes	(80)	(536)	735	573	254	843	(1,869)	(80)

Income tax provision	25	201	(287)	(223)	(101)	(332)	742	25

Income before discontinued operations and cumulative effect of accounting changes	(55)	(335)	448	350	153	511	(1,127)	(55)

Discontinued operations	112	—	112	112	—	112	(336)	112

Cumulative effect of accounting change	—	—	—	—	—	—	—	—

Net income	$57	$(335)	$560	$462	$153	$623	$(1,463)	$57

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended September 30, 2001
(Restated)

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$1,725	$—	$—	$184	$7,246	$(87)	$9,068

Cost of revenues	—	(910)	—	—	(82)	(4,101)	87	(5,006)

Selling, general and administrative	(6)	(422)	(8)	(4)	(33)	(1,718)	—	(2,191)

Amortization of goodwill and other intangible assets	(86)	(3)	—	—	(74)	(1,621)	—	(1,784)

Merger-related costs	(4)	(133)	—	—	—	3	—	(134)

Operating income (loss)	(96)	257	(8)	(4)	(5)	(191)	—	(47)

Equity in pretax income (loss) of consolidated subsidiaries	(641)	194	(914)	(584)	(115)	—	2,060	—

Interest income (expense), net	(74)	18	(4)	(88)	(35)	(158)	—	(341)

Other expense, net	(2)	(170)	(14)	(11)	(6)	(204)	(30)	(437)

Minority interest expense	—	—	—	—	—	12	—	12

Income (loss) before income taxes	(813)	299	(940)	(687)	(161)	(541)	2,030	(813)

Income tax provision	(174)	(100)	(141)	(127)	(81)	(301)	750	(174)

Net income (loss) before discontinued operations	(987)	199	(1,081)	(814)	(242)	(842)	2,780	(987)
Discontinued operations, net of tax	(10)	—	(10)	(10)	—	(10)	30	(10)

Net income (loss)	$(997)	$199	$(1,091)	$(824)	$(242)	$(852)	$2,810	$(997)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Nine Months Ended September 30, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$5,347	$—	$—	$637	$23,864	$(207)	$29,641

Cost of revenues	—	(3,088)	—	—	(346)	(14,560)	207	(17,787)

Selling, general and administrative	(27)	(1,402)	(27)	(12)	(102)	(5,688)	—	(7,258)

Amortization of goodwill and other intangible assets	—	(10)	—	—	—	(510)	—	(520)

Merger-related costs	(38)	(137)	—	—	—	(9)	—	(184)

Operating income (loss)	(65)	710	(27)	(12)	189	3,097	—	3,892

Equity in pretax income (loss) of consolidated subsidiaries	1,150	(213)	1,586	1,461	577	—	(4,561)	—

Interest (expense) income, net	(425)	(12)	(69)	(296)	(91)	(413)	—	(1,306)

Other expense, net	(50)	(783)	(6)	(114)	(5)	(753)	(126)	(1,837)

Minority interest expense	—	—	—	—	—	(139)	—	(139)

Income before income taxes	610	(298)	1,484	1,039	670	1,792	(4,687)	610

Income tax provision	(279)	61	(570)	(398)	(261)	(694)	1,862	(279)

Income before discontinued operations and cumulative effect of accounting changes	331	(237)	914	641	409	1,098	(2,825)	331

Discontinued operations	113	—	113	113	—	113	(339)	113

Cumulative effect of accounting change	(54,235)	—	(54,235)	(42,062)	(12,173)	(52,048)	160,518	(54,235)

Net income	$(53,791)	$(237)	$(53,208)	$(41,308)	$(11,764)	$(50,837)	$157,354	$(53,791)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Nine Months Ended September 30, 2001
(Restated)

		America
		Online
	AOL	(predecessor				Non-		AOL Time
	Time	to AOL	Time	TW		Guarantor		Warner
	Warner	Time Warner)	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$4,901	$—	$—	$604	$21,497	$(151)	$26,851

Cost of revenues	—	(2,534)	—	—	(257)	(12,119)	151	(14,759)

Selling, general and administrative	(23)	(1,154)	(24)	(11)	(111)	(5,320)	—	(6,643)

Amortization of goodwill and other intangible assets	(253)	(10)	—	—	(223)	(4,832)	—	(5,318)

Merger-related costs	(4)	(200)	—	—	—	(1)	—	(205)

Operating income (loss)	(280)	1,003	(24)	(11)	13	(775)	—	(74)

Equity in pretax income (loss) of consolidated subsidiaries	(2,212)	550	(2,963)	(1,933)	(414)	—	6,972	—

Interest income (expense), net	(130)	74	(28)	(310)	(121)	(481)	—	(996)

Other expense, net	(2)	(783)	(41)	(44)	(14)	(602)	(86)	(1,572)

Minority interest expense	—	—	—	—	—	18	—	18

Income (loss) before income taxes	(2,624)	844	(3,056)	(2,298)	(536)	(1,840)	6,886	(2,624)

Income tax provision	(450)	(312)	(302)	(269)	(207)	(789)	1,879	(450)

Net income (loss) before discontinued operations	(3,074)	532	(3,358)	(2,567)	(743)	(2,629)	8,765	(3,074)
Discontinued operations, net of tax	(29)	—	(29)	(29)	—	(29)	87	(29)

Net income (loss)	$(3,103)	$532	$(3,387)	$(2,596)	$(743)	$(2,658)	$8,852	$(3,103)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
September 30, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS

Current assets

Cash and equivalents	$974	$6	$—	$1,672	$62	$1,241	$(1,606)	$2,349

Receivables, net	28	330	7	9	136	4,348	—	4,858

Inventories	—	—	—	—	203	1,528	—	1,731

Prepaid expenses and other current assets	21	162	—	—	9	1,684	—	1,876

Total current assets	1,023	498	7	1,681	410	8,801	(1,606)	10,814

Noncurrent inventories and film costs	—	—	—	—	459	2,885	—	3,344

Investments in amounts due to and from consolidated subsidiaries	110,662	14,889	89,385	70,945	18,003	—	(303,884)	—

Investments, including available-for-sale securities	26	1,697	237	5	93	3,927	(983)	5,002

Property, plant and equipment	63	1,105	7	—	69	10,519	—	11,763

Intangible assets subject to amortization	—	—	—	—	—	7,162	—	7,162

Intangible assets not subject to amortization	—	—	—	—	641	37,659	—	38,300

Goodwill and other intangible assets	9,825	22,006		(19)	2,805	47,071	—	81,688

Other assets	984	470	1	47	89	2,080	(856)	2,815

Total assets	$122,583	$40,665	$89,637	$72,659	$22,569	$120,104	$(307,329)	$160,888

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$11	$22	$1	$—	$14	$1,870	$—	$1,918

Participations payable	—	—	—	—	—	1,498	—	1,498

Royalties and programming costs payable	—	—	—	—	16	1,619	—	1,635

Deferred revenue	—	726	—	—	2	822	—	1,550

Debt due within one year	—	—	—	—	—	89	—	89

Other current liabilities	564	1,126	51	80	159	4,375	(43)	6,312

Total current liabilities	575	1,874	52	80	191	10,273	(43)	13,002

Long-term debt	13,751	1,601	1,470	6,016	788	7,081	(2,463)	28,244

Debt due to (from) affiliates	(856)	—	—	—	1,647	1,015	(1,806)	—

Deferred income taxes	10,975	(3,296)	14,271	12,247	2,105	14,352	(39,679)	10,975

Deferred revenue	—	29	—	—	—	1,009	—	1,038

Other liabilities	120	20	389	—	363	3,802	—	4,694

Minority interests	—	—	—	—	—	4,917	—	4,917

Shareholders’ equity

Due (to) from AOL Time Warner and subsidiaries	—	5,977	8,607	3,114	(2,113)	(12,988)	(2,597)	—

Other shareholders’ equity	98,018	34,460	64,848	51,202	19,588	90,643	(260,741)	98,018

Total shareholders’ equity	98,018	40,437	73,455	54,316	17,475	77,655	(263,338)	98,018

Total liabilities and shareholders’ equity	$122,583	$40,665	$89,637	$72,659	$22,569	$120,104	$(307,329)	$160,888

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
December 31, 2001
(Restated)

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS

Current assets

Cash and equivalents	$(10)	$41	$—	$1,837	$86	$499	$(1,734)	$719

Receivables, net	36	555	19	10	114	5,320	—	6,054

Inventories	—	—	—	—	170	1,621	—	1,791

Prepaid expenses and other current assets	15	254	—	—	6	1,412	—	1,687

Total current assets	41	850	19	1,847	376	8,852	(1,734)	10,251

Noncurrent inventories and film costs	—	—	—	—	267	3,211	12	3,490

Investments in amounts due to and from consolidated subsidiaries	159,387	2,635	174,094	135,182	34,071	—	(505,369)	—

Investments, including available-for-sale securities	—	2,667	268	96	94	4,654	(893)	6,886

Property, plant and equipment	47	1,022	7	—	83	11,510	—	12,669

Intangible assets subject to amortization	—	—	—	—	—	7,289	—	7,289

Intangible assets not subject to amortization	—	—	—	—	641	37,067	—	37,708

Goodwill and other intangible assets	9,759	134	—	—	6,720	110,807	—	127,420

Other assets	97	380	69	47	83	2,115	—	2,791

Total assets	$169,331	$7,688	$174,457	$137,172	$42,335	$185,505	$(507,984)	$208,504

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$18	$82	$1	$—	$16	$2,149	$—	$2,266

Participations payable	—	—	—	—	—	1,253	—	1,253

Royalties and programming costs payable	—	—	—	—	—	1,515	—	1,515

Deferred revenue	—	739	—	—	1	711	—	1,451

Debt due within one year	—	—	—	—	—	48	—	48

Other current liabilities	248	1,074	34	154	167	4,806	(40)	6,443

Total current liabilities	266	1,895	35	154	184	10,482	(40)	12,976

Long-term debt	5,697	1,488	2,066	6,040	791	8,445	(1,735)	22,792

Debt due to affiliates	—	—	—	—	1,647	158	(1,805)	—

Deferred income taxes	11,231	(4,106)	15,366	13,285	2,162	15,446	(42,153)	11,231

Deferred revenue	—	64	—	—	—	984	—	1,048

Other liabilities	110	30	376	—	198	4,125	—	4,839

Minority interests	—	—	—	—	—	3,591	—	3,591

Shareholders’ equity

Due (to) from AOL Time Warner and subsidiaries	—	907	10,685	4,928	(1,620)	(12,756)	(2,144)	—

Other shareholders’ equity	152,027	7,410	145,929	112,765	38,973	155,030	(460,107)	152,027

Total shareholders’ equity	152,027	8,317	156,614	117,693	37,353	142,274	(462,251)	152,027

Total liabilities and shareholders’ equity	$169,331	$7,688	$174,457	$137,172	$42,335	$185,505	$(507,984)	$208,504

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS

Net income (loss)	$(53,791)	$(237)	$(53,208)	$(41,308)	$(11,764)	$(50,837)	$157,354	$(53,791)

Adjustments for noncash and nonoperating items:

Cumulative effect of accounting change	54,235	—	54,235	42,062	12,173	52,048	(160,518)	54,235

Adjustments for non cash and non operating items, and changes in operating assets and liabilities for discontinued operations	—	—	—	—	—	265	—	265

Depreciation and amortization	12	414	1	—	16	1,763	—	2,206

Amortization of film costs	—	—	—	—	—	1,810	—	1,810

Loss on writedown of investments	67	760	—	106	—	752	—	1,685

Gain on sale of investments	—	(34)	—	—	—	(61)	—	(95)

Equity in losses of other investee companies after distributions, net	—	94	—	7	—	147	—	248

Equity in pretax income of unconsolidated subsidiaries, net of distributions	(640)	186	(928)	(964)	(353)	—	2,699	—

Change in investment in segment	2,198	—	3,629	3,350	755	—	(9,932)	—

AOL Europe capitalization	—	(7,160)	—	—	—	7,160	—	—

Changes in operating assets and liabilities, net of acquisitions	(563)	1,232	(1,054)	(1,690)	(339)	(2,351)	4,127	(638)

Cash provided (used) by operations	1,518	(4,745)	2,675	1,563	488	10,696	(6,270)	5,925

INVESTING ACTIVITIES

Investments and acquisitions, net of cash acquired	—	(92)	—	—	—	(7,490)	—	(7,582)

Capital expenditures from discontinued operations	—	—	—	—	—	(206)	—	(206)

Capital expenditures and product development cost from continuing operations	—	(342)	—	—	(20)	(1,716)	—	(2,078)

Investment proceeds	—	85	—	—	—	163	—	248

Change in due to/from parent	—	—	—	—	—	(6)	6	—

Change in investment in segment	(7,846)	—	(2)	87	—	—	7,761	—

Cash provided (used) by investing activities	(7,846)	(349)	(2)	87	(20)	(9,255)	7,767	(9,618)

FINANCING ACTIVITIES

Borrowings	14,305	31	3,100	—	—	2,749	(1,052)	19,133

Debt repayments	(7,153)	—	(3,700)	—	—	(3,967)	1,180	(13,640)

Principal payments on capital leases	—	(35)	—	—	—	—	—	(35)

Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(255)	—	(255)

Proceeds from exercise of stock option and dividend reimbursement plans	255	—	—	—	—	—	—	255

Repurchases of common stock	(102)	—	—	—	—	—	—	(102)

Advance Newhouse distributions	—	—	—	—	—	(11)	—	(11)

Change in due to/due from parent	—	5,063	(2,079)	(1,815)	(492)	814	(1,491)	—

Change in investment in segment	—	—	6	—	—	—	(6)	—

Other	7	—	—	—	—	(29)	—	(22)

Cash provided (used) by financing activities	7,312	5,059	(2,673)	(1,815)	(492)	(699)	(1,369)	5,323

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	984	(35)	—	(165)	(24)	742	128	1,630

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	(10)	41	—	1,837	86	499	(1,734)	719

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$974	$6	$—	$1,672	$62	$1,241	$(1,606)	$2,349

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2001
(Restated)

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS

Net income (loss)	$(3,103)	$532	$(3,387)	$(2,596)	$(743)	$(2,658)	$8,852	$(3,103)

Adjustments for noncash and nonoperating items:

Depreciation and amortization	263	266	1	—	228	5,831	—	6,589

Amortization of film costs	—	—	—	—	—	1,671	—	1,671

Loss on writedown of investments	—	755	25	—	—	41	—	821

Gain on sale of investments	—	(28)	—	—	—	(5)	—	(33)

Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(934)	(4,486)	(1,800)	7,254	1,110	—	(1,144)	—

Equity in losses of other investee companies after distributions	—	15	—	39	—	662	—	716

Changes in operating assets and liabilities, net of acquisitions	5,302	3,855	(589)	(4,889)	(956)	(3,080)	(2,467)	(2,824)

Adjustments for non cash and non operating items, and changes in operating assets and liabilities for discontinued operations	—	—	—	—	—	393	—	393

Cash provided (used) by operations	1,528	909	(5,750)	(192)	(361)	2,855	5,241	4,230

INVESTING ACTIVITIES

Acquisition of Time Warner Inc. cash and equivalents	—	—	(1)	198	40	453	—	690

Investments and acquisitions	—	(452)	—	—	—	(1,322)	—	(1,774)

Capital Expenditures from discontinued operations	—	—	—	—	—	(298)	—	(298)

Advances to parents and consolidated subsidiaries	—	—	—	(1,716)	—	4,364	(2,648)	—

Capital expenditures and product development costs from continuing operations	—	(504)	—	—	(37)	(1,821)	—	(2,362)

Investment proceeds	—	1,707	—	—		44		1,751

Cash provided (used) by investing activities	—	751	(1)	(1,518)	3	1,420	(2,648)	(1,993)

FINANCING ACTIVITIES

Borrowings	4,036	—	1,380	—	—	5,026	(2,494)	7,948

Debt repayments	—	—	(1,380)	(337)	—	(7,681)	202	(9,196)

Change in due to/from parent	(3,794)	(4,142)	5,755	4,750	440	(416)	(2,593)	—

Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(575)	—	(575)

Proceeds from exercise of stock option and dividend reimbursement plans	813	—	—	—	—	—	—	813

Repurchases of common stock	(2,298)	—	—	—	—	—	—	(2,298)

Dividends paid and partnership distributions	—	—	(4)	—	—	—	—	(4)

Advance Newhouse distributions	—	—	—	—	—	(51)	—	(51)

Other	21	—	—	—	—	—	—	21

Cash provided (used) by financing activities	(1,222)	(4,142)	5,751	4,413	440	(3,697)	(4,885)	(3,342)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	306	(2,482)	—	2,703	82	578	(2,292)	(1,105)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	2,530	—	—	—	80	—	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$306	$48	$—	$2,703	$82	$658	$(2,292)	$1,505

TIME WARNER ENTERTAINMENT COMPANY, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Entertainment Company, L.P.’s (“TWE” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of TWE’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2002 relative to the comparable periods in 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2002 and cash flows for the nine months ended September 30, 2002.

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances. In addition, a description is provided of the risk factors that could adversely affect the operations, business or financial results of the Company or its business segments.

OVERVIEW

Description of Business

     AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly-owned subsidiary of AOL Time Warner.

     A majority of AOL Time Warner’s interests in filmed entertainment, television production, broadcast network programming and cable television systems, and a portion of its interests in cable television programming, are held through TWE. AOL Time Warner owns general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). Due to the Company’s 100% ownership of the Series B Capital, AOL Time Warner’s economic interest in TWE exceeds 72.36%. The preceding ownership percentages reflect AT&T’s exercise of a one-time option to acquire additional interests in the Series A Capital and Residual Capital as discussed in more detail below under “Recent Developments.”

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Use of EBITDA

     TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other measures, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. In addition, EBITDA should not be used as a substitute for the Company’s cash flow measures (operating cash flow) which are discussed in detail beginning on page 13.

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

     In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. As a result of the restructuring, AOL Time Warner will acquire complete ownership of TWE’s content assets, including Warner Bros. and Home Box Office, as well as TWE’s interests in The WB Network, Comedy Central and Court TV. In addition, almost all of AOL Time Warner’s interests in TWE and all of its interests in cable television systems held through wholly-owned subsidiaries will be contributed to an existing subsidiary of AT&T that will become a subsidiary of AOL Time Warner and be renamed “Time Warner Cable Inc.” In connection with the restructuring, AT&T will receive $2.1 billion in cash and AOL Time Warner common stock valued at $1.5 billion at the time of the closing of the restructuring and will retain both a 17.9% economic stake in Time Warner Cable Inc. and a 4.7% economic stake in TWE. AT&T’s combined interests in Time Warner Cable Inc. and TWE will result in AT&T holding an approximately 21% economic interest in the business of Time Warner Cable Inc. AT&T’s 17.9% economic stake in Time Warner Cable Inc. will represent approximately a 10.7% voting interest in Time Warner Cable Inc. The Company anticipates that the restructuring will be completed in early 2003, upon the receipt of local cable franchise approvals, where required, and other required regulatory approvals. Clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been received.

     Based upon its controlling voting interest in Time Warner Cable Inc., AOL Time Warner will consolidate the results of Time Warner Cable Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that Time Warner Cable Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Subject to market conditions, AOL Time Warner plans to conduct an initial public offering of Time Warner Cable Inc. soon after the closing of the restructuring. It is anticipated that the first $2.1 billion raised in any such offering would be used to pay off Time Warner Cable Inc. debt incurred to fund the $2.1 billion cash payment to AT&T. Thereafter, AT&T will have certain priority registration rights with respect to its stake in Time Warner Cable Inc.

Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

     As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to August 1, 2002, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was previously accounted for using the equity method of accounting prior to the restructuring because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

     On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002 (the “Debt Closing Date”), resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, AOL Time Warner and TWE have deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities. The net impact of the deconsolidation of these systems was a reduction of Cable’s previously reported six months ended June 30, 2002, revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the three months ended September 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of Cable’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. For the nine months ended September 30, 2001, the net impact was a reduction of Cable’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively.

     As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, AOL Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of the year.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     In connection with the TWE-A/N restructuring, TWE recognized a noncash pretax gain of approximately $1.2 billion, related to the difference between the carrying value and fair value of AT&T’s interest in the Advance/Newhouse Systems with the fair value being determined by reference to the fair value of AT&T’s additional interest acquired in the remaining TWE-A/N systems. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2002. There was no gain related to AOL Time Warner’s interest as this gain relates to AT&T’s interest in TWE-A/N and it is substantially offset by AOL Time Warner’s minority interest expense, which is similarly included as part of AOL Time Warner’s discontinued operations. Additionally, there is no impact on TWE’s consolidated net income of consolidating Road Runner since the Company had previously accounted for its interest in Road Runner under the equity method of accounting.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

     TWE’s results for 2002 have been impacted by the following transactions and events that cause them not to be comparable to the results reported in 2001.

•	New Accounting Standard for Goodwill and Other Intangible Assets. During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3).

•	Consolidation of Road Runner. In August 2002, AOL Time Warner acquired Advance/Newhouse’s 17% indirect ownership in Road Runner. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

Discontinued Operations

     As previously discussed in “Restructuring of TWE-Advance/Newhouse Partnership and Road Runner,” the Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the three months ended September 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. For the nine months ended September 30, 2001, the net impact was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively. In addition, as of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed in the restructuring.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

New Accounting Standard

     In addition to the transactions previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance that requires retroactive restatement of all periods presented to reflect the new accounting provisions.

Reimbursement of “Out-of-Pocket” Expenses

     In January 2002, the FASB Staff reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts TWE’s Cable segment, resulting in an increase in both revenues and costs of approximately $49 million in the third quarter of 2001 and $142 million for the first nine months of 2001.

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

     The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. While the Company’s overall goodwill impairment analysis will not be completed until the fourth quarter, based on the current market capitalization of AOL Time Warner as implied by AOL Time Warner’s stock price and current market conditions in the Cable industry, management believes that it is probable that a substantial overall goodwill impairment has occurred as of September 30, 2002. At this time, management is unable to reasonably estimate the magnitude of such an impairment. The factors that will affect the magnitude of impairment include the results of the Company’s overall current budgeting and long-term plan process, and a valuation of assets (including unrecognized intangible assets) and liabilities, all of which will be completed in the fourth quarter. Additionally, the magnitude of any impairment will take into consideration AOL Time Warner’s overall market capitalization as well as the extent to which the stock price of comparable companies in the Cable industry continue to experience a sustained decline in values. Any impairment charge would be noncash in nature and, therefore, is not expected to affect the Company’s liquidity or result in the non-compliance of any debt covenants. In addition, TWE would record any such noncash charge as a component of operating income.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenue and EBITDA by business segment are as follows (in millions):

	Three Months Ended September 30

	Revenues		EBITDA

	2002	2001(a)	2002	2001

Cable(b)	$1,471	$1,258	$582	$540
Filmed Entertainment	1,745	1,689	170	204
Networks	824	726	207	184
Corporate	—	—	(24)	(19)
Intersegment elimination	(105)	(114)	—	—

Total revenues and EBITDA	$3,935	$3,559	$935	$909
Depreciation and amortization	—	—	(323)	(890)

Total revenues and operating income	$3,935	$3,559	$612	$19

(a)	Revenues reflect the provisions of EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of EITF 01-14 was to increase revenues and costs by equal amounts of approximately $49 million for the third quarter of 2001.
(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three months ended September 30, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

Consolidated Results

     Revenues. TWE’s revenues increased to $3.935 billion in 2002, compared to $3.559 billion in 2001. This increase was driven by an increase in Subscription revenues of 15% to $1.892 billion and an increase in Content and Other revenues of 9% to $1.772 billion, offset in part by a decline in Advertising and Commerce revenues of 6% to $271 million.

     As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments and the consolidation of Road Runner. The decline in Advertising and Commerce revenues was primarily due to lower results at the Filmed Entertainment segment due to the closure of the Studio Stores, offset in part by advertising increases at the Cable and Networks segments. The increase in Content and Other revenues was principally due to improved worldwide home video results at the Filmed Entertainment segment.

     Depreciation and Amortization. Depreciation and amortization decreased to $323 million in 2002 from $890 million in 2001. This decrease was primarily due to a decrease in amortization expense to $36 million in 2002 from $663 million in 2001. The decrease was offset in part by an increase in depreciation expense to $287 million in 2002 from $227 million in 2001.

     The increase in depreciation expense reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years and increased capital spending on equipment that varies with the number of new subscribers and is depreciated over a shorter useful life, as well as additional depreciation expense from the consolidation of Road Runner. Amortization expense decreased due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Operating Income. TWE’s operating income increased to $612 million in 2002 from $19 million in 2001. The improvement primarily related to a decrease in amortization expense due to the adoption of FAS 142 and the increase in EBITDA, which is discussed in detail under “Business Segment Results,” offset in part by the increase in depreciation expense.

     Interest Expense, Net. Interest expense, net, decreased to $103 million in 2002, compared to $129 million in 2001, principally as a result of lower market interest rates in 2002 and lower levels of outstanding long-term debt.

     Other Income (Expense), Net. Other income (expense), net, increased to income of $5 million in 2002, compared to expense of $101 million in 2001. Other income (expense), net, increased primarily due to the reduction of losses from equity method investees and the adoption of FAS 142.

     Minority Interest Income (Expense). Minority interest income (expense) was $6 million of expense in 2002, compared to income of $8 million in 2001. The 2002 expense primarily reflects the allocation of higher income to AOL Time Warner related to its interests in certain cable systems consolidated by TWE offset in part by losses at Road Runner in 2002 being attributed to Road Runner’s minority partners.

     Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $32 million in 2002 and $31 million in 2001 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

     Net Income (Loss). TWE’s net income increased to $1.655 billion in 2002, compared to net loss of $241 million in 2001. Excluding the impact of the discontinued operations, the Company’s income from continuing operations was $476 million in 2002 compared to a loss of $234 million in 2001. TWE’s income from continuing operations increased due to higher EBITDA and decreases in interest expense, net and other expense, net, offset in part by increases in depreciation expense and minority interest expense.

Management Analysis

     As noted above, the consolidation of Road Runner, as well as the implementation of FAS 142, significantly impacted the comparability of TWE’s 2002 results. As such, in reviewing the performance of its businesses, management also evaluates the Company’s results assuming that the consolidation of Road Runner and the adoption of FAS 142 occurred as of the beginning of 2001. Giving effect to these items, the Company’s total revenues would have increased 10% (from $3.582 billion to $3.935 billion), EBITDA would have increased 8% (from $868 million to $935 million), operating income would have increased 4% (from $590 million to $612 million), and income from continuing operations and before the cumulative effect of an accounting change would have increased 10% (from $432 million to $476 million).

Business Segment Results

     Cable. Revenues increased 17% to $1.471 billion in 2002, compared to $1.258 billion in 2001. EBITDA increased 8% to $582 million in 2002 from $540 million in 2001.

     Revenues increased due to a 18% increase in Subscription revenues (from $1.139 billion to $1.343 billion) and an 8% increase in Advertising and Commerce revenues (from $119 million to $128 million). The increase in Subscription revenues was due to higher basic cable rates and increases in high-speed data services subscribers, digital cable subscribers and basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. In 2002, as compared to the prior year comparable period, high-speed data subscribers managed by TWE increased by 69% to 2.313 million, digital cable subscribers managed by TWE increased by 47% to 3.456 million and basic cable subscribers increased by 1.5% to 10.862 million. In addition, total customer relationships,

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

representing the number of customers that receive at least one level of service, increased by 4% to approximately 11.2 million as of September 30, 2002 compared to approximately 10.8 million as of September 20, 2001 and revenue generating units, representing the total of all analog video, digital video, high-speed data and telephony customers, increased by 16% to approximately 16.6 million in 2002 compared to approximately 14.4 million in 2001. The Company’s subscriber amounts include subscribers at both consolidated entities and investees accounted for under the equity method of accounting. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. Due to their nature, commercial and bulk subscribers are charged at a higher amount than residential subscribers. The number of commercial and bulk high speed data subscribers is calculated by dividing commercial and high speed data revenue by the lower average rate charged to residential customers.

     The increase in Advertising and Commerce revenues was primarily related to higher intercompany sales of advertising to other business segments of AOL Time Warner (from $10 million to $27 million) offset in part by lower levels of advertising purchased by programming vendors to promote their channels, including new channel launches (from $30 million to $16 million). The Company expects fourth quarter 2002 advertising sales to programming vendors to be below fourth quarter 2001 levels and overall 2003 amounts to be lower than 2002.

     EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs and the consolidation of Road Runner. Video programming costs increased 19% relating to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out.

     As noted above, the consolidation of Road Runner, effective January 1, 2002, significantly impacted the comparability of the Cable segment’s 2002 results by increasing revenues and decreasing EBITDA. As such, management of the Company also evaluates the results of the Cable segment assuming that the results of Road Runner were included in both periods, total revenues would have increased 15% (from $1.281 billion to $1.471 billion), Subscription revenues would have increased 16% (from $1.161 billion to $1.343 billion) and EBITDA would have increased 17% (from $499 million to $582 million).

     Filmed Entertainment. Revenues increased 3% to $1.745 billion in 2002, compared to $1.689 billion in 2001. EBITDA decreased 17% to $170 million in 2002, compared to $204 million in 2001.

     The revenue increase was primarily related to international home video performance, including Harry Potter and the Sorcerer’s Stone and Ocean’s Eleven, syndication revenues from the initial availability of Will & Grace and revenues from the sale of cable broadcasting rights to The Drew Carey Show to the cable networks of Turner Broadcasting System, Inc. This was offset in part by the reduction in 2002 of revenues related to the sale of broadcasting rights for Friends and reduced commerce revenues related to the closure of its Studio Stores.

     EBITDA declined against difficult comparisons, which includes the sale of broadcasting rights for Friends in 2001. In addition, the current period revenue growth was partially offset by costs associated with current period theatrical releases.

     Networks. Revenues increased 13% to $824 million in 2002, compared to $726 million in 2001. EBITDA increased 13% to $207 million in 2002 from $184 million in 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Revenues grew primarily due to an increase in Subscription and Content and Other revenues at HBO, as well as an increase in Advertising and Commerce revenues at The WB Network. EBITDA increased at HBO, offset in part by lower results at The WB Network.

     For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series, Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues (from $105 million to $121 million) was primarily driven by higher rates.

     For HBO, the increase in EBITDA was principally due to the increase in revenues. For The WB Network, the lower EBITDA was principally due to higher programming and marketing costs, offset in part by the increase in revenues.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Revenues and EBITDA by business segment are as follows (in millions):

	Nine Months Ended September 30

	Revenues		EBITDA

	2002	2001(a)	2002	2001

Cable(b)	$4,363	$3,631	$1,692	$1,597
Filmed Entertainment	5,481	4,882	528	465
Networks	2,452	2,195	564	498
Corporate	—	—	(64)	(58)
Intersegment elimination	(397)	(433)	—	—

Total revenues and EBITDA	$11,899	$10,275	$2,720	$2,502
Depreciation and amortization	—	—	(931)	(2,623)

Total revenues and operating income (loss)	$11,899	$10,275	$1,789	$(121)

(a)	Revenues reflect the provisions of EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of EITF 01-14 was to increase revenues and costs by equal amounts of approximately $142 million for the first nine months of 2001.
(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the nine months ended September 30, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

Consolidated Results

     Revenues. TWE’s revenues increased 16% to $11.899 billion in 2002, compared to $10.275 billion in 2001. This increase was driven by an increase in Subscription revenues of 16% to $5.619 billion and an increase in Content and Other revenues of 19% to $5.453 billion, offset in part by a decline in Advertising and Commerce revenues of 3% to $827 million.

     As discussed more fully below, the increase in Subscription revenues was principally due to an increase in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments and the consolidation of Road Runner. The increase in Content and Other revenues was principally due to increased theatrical results at the Filmed Entertainment segment. Advertising and Commerce revenues were relatively flat as increases at the Cable and Networks segments were offset by lower results at the Filmed Entertainment segment due to the closure of the Studio Stores.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Depreciation and Amortization. Depreciation and amortization decreased to $931 million in 2002 from $2.623 billion in 2001. This decrease was primarily due to a decrease in amortization expense to $111 million in 2002 from $1.990 billion in 2001. The decrease was offset in part by an increase in depreciation expense to $820 million in 2002 from $633 million in 2001.

     The increase in depreciation expense reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years and increased capital spending on equipment that varies with the number of new subscribers and is depreciated over a shorter useful life, as well as additional depreciation expense from the consolidation of Road Runner. Amortization expense decreased due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized.

     Operating Income (Loss). TWE’s operating income increased to $1.789 billion in 2002 from a loss of $121 million in 2001. The improvement primarily related to a decrease in amortization expense due to the adoption of FAS 142 and the increase in EBITDA, which is discussed in detail under “Business Segment Results,” offset in part by the increase in depreciation expense.

     Interest Expense, Net. Interest expense, net, decreased to $310 million in 2002, compared to $413 million in 2001, principally as a result of lower market interest rates in 2002 and lower levels of outstanding long-term debt.

     Other Income (Expense), Net. Other income (expense), net, increased to breakeven in 2002, compared to $218 million of expense in 2001. Other income (expense), net, increased primarily due to the reduction of losses from equity method investees and the adoption of FAS 142.

     Minority Interest Income (Expense). Minority interest income (expense) was $19 million of expense in 2002, compared to income of $22 million in 2001. Minority interest expense increased primarily due to the allocation of higher income to AOL Time Warner related to its interests in certain cable systems consolidated by TWE offset in part by losses at Road Runner in 2002 being attributed to Road Runner’s minority partners.

     Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $124 million in 2002 and $69 million on both a pro forma and historical basis in 2001 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

     Net Income (Loss) Before the Cumulative Effect of an Accounting Change. TWE’s net income before the cumulative effect of an accounting change increased to $2.518 billion in 2002, compared to a net loss of $823 million in 2001. Also excluding the impact of the discontinued operations, the Company’s income from continuing operations and before the cumulative effect of an accounting change was $1.336 billion in 2002 compared to a loss of $799 million in 2001. TWE’s income from continuing operations and before the cumulative effect of an accounting change increased due to higher EBITDA and decreases in interest expense, net and other expense, net, offset in part by increases in depreciation expense and minority interest expense.

Management Analysis

     As noted above, the consolidation of Road Runner, as well as the implementation of FAS 142, significantly impacted the comparability of TWE’s 2002 results. As such, in reviewing the performance of its businesses, management also evaluates the Company’s results assuming that the consolidation of Road Runner and the adoption of FAS 142 occurred as of the beginning of 2001. Giving effect to these items, the Company's total revenues would have increased 15% (from $10.353 billion to $11.899 billion),

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

EBITDA would have increased 15% (from $2.371 billion to $2.720 billion), operating income would have increased 13% (from $1.578 billion to $1.789 billion), and income from continuing operations and before the cumulative effect of an accounting change would have increased 18% (from $1.128 billion to $1.336 billion).

Business Segment Results

     Cable. Revenues increased 20% to $4.363 billion in 2002, compared to $3.631 billion in 2001. EBITDA increased 6% to $1.692 billion in 2002 from $1.597 billion in 2001.

     Revenues increased due to a 19% increase in Subscription revenues (from $3.341 billion to $3.963 billion) and a 38% increase in Advertising and Commerce revenues (from $290 million to $400 million). The increase in Subscription revenues was due to higher basic cable rates and increases in high-speed data services subscribers, digital cable subscribers and basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. In 2002, as compared to the prior year comparable period, high-speed data subscribers managed by TWE increased by 69% to 2.313 million, digital cable subscribers managed by TWE increased by 47% to 3.456 million and basic cable subscribers increased by 1.5% to 10.862 million. In addition, total customer relationships, representing the number of customers that receive at least one level of service, increased by 4% to approximately 11.2 million as of September 30, 2002 compared to approximately 10.8 million as of September 20, 2001 and revenue generating units, representing the total of all analog video, digital video, high-speed data and telephony customers, increased by 16% to approximately 16.6 million in 2002 compared to approximately 14.4 million in 2001. The Company’s subscriber amounts include subscribers at both consolidated entities and investees accounted for under the equity method of accounting. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. Due to their nature, commercial and bulk subscribers are charged at a higher amount than residential subscribers. The number of commercial and bulk high speed data subscribers is calculated by dividing commercial and high speed data revenue by the lower average rate charged to residential customers.

     The increase in Advertising and Commerce revenues was primarily related to higher intercompany sales of advertising to other business segments of AOL Time Warner (from $15 million to $76 million) offset in part by lower levels of advertising purchased by programming vendors to promote their channels, including new channel launches (from $83 million to $43 million). The Company expects fourth quarter 2002 advertising sales to programming vendors to be below fourth quarter 2001 levels and overall 2003 amounts to be lower than 2002.

     EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs and the consolidation of Road Runner in 2002. Video programming costs increased 19% relating to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out.

     As noted above, the consolidation of Road Runner, effective January 1, 2002, significantly impacted the comparability of the Cable segment’s 2002 results by increasing revenues and decreasing EBITDA. As such, management of the Company also evaluates the results of the Cable segment assuming that the results of Road Runner were included in both periods, total revenues would have increased 18% (from $3.709 billion to $4.363 billion), Subscription revenues would have increased 16% (from $3.416 billion to $3.963 billion) and EBITDA would have increased 15% (from $1.466 billion to $1.692 billion).

     Filmed Entertainment. Revenues increased 12% to $5.481 billion in 2002, compared to $4.882 billion in 2001. EBITDA increased 14% to $528 million in 2002, compared to $465 million in 2001.

     The revenue increase was primarily related to the worldwide theatrical and home video performance of Harry Potter and the Sorcerer’s Stone and Ocean’s Eleven, partially offset by reduced commerce revenues related to the closure of its Studio Stores. EBITDA increased principally due to the profitability of Harry Potter and the Sorcerer’s Stone.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Networks. Revenues increased 12% to $2.452 billion in 2002, compared to $2.195 billion in 2001. EBITDA increased 13% to $564 million in 2002 from $498 million in 2001. Revenues grew primarily due to an increase in Subscription revenues and Content and Other revenues at HBO and an increase in Advertising and Commerce revenues at The WB Network. EBITDA increased due to improved results at HBO, offset in part by lower results at The WB Network.

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

     For The WB Network, the EBITDA decline was principally due to higher program license fees offset in part by higher Advertising and Commerce revenues. For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by reserves established on receivables from Adelphia Communications, a major cable television operator, and the write-off of development costs.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2002

Current Financial Condition

     At September 30, 2002, TWE had $6.6 billion of debt, $947 million of cash and equivalents (net debt of $5.6 billion, defined as total debt less cash and cash equivalents) and $39.4 billion of partnership capital, compared to $8.1 billion of debt, $250 million of cash and equivalents (net debt of $7.8 billion) and $65.4 billion of partnership capital at December 31, 2001. Further, pursuant to a previously negotiated agreement and as previously disclosed, TWE is committed to acquiring in January 2003 an incremental 11% interest in The WB Network for $128 million in cash. The Company had approximately $6.2 billion of committed available funding as of September 30, 2002. The Company has no scheduled debt maturities for the remainder of 2002 and 2003.

     The Company’s outstanding utilization under its accounts receivable and backlog securitization facilities was approximately $860 million as of September 30, 2002 and $718 million as of December 31, 2001. The Company has either renewed or extended the maturity dates of certain securitization facilities with $500 million of committed capacity that were scheduled to mature during the third quarter of 2002. Total committed capacity under the Company’s accounts receivable and backlog securitization facilities as of September 30, 2002 was approximately $800 million, of which, approximately $50 million is scheduled to mature in the fourth quarter of 2002.

     As discussed in more detail below, management believes that TWE’s operating cash flow, cash and equivalents, borrowing capacity under the 2002 Credit Agreements and availability under its commercial paper program are sufficient to fund its capital and liquidity needs for the foreseeable future.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cash Flows

Operating Activities

     Cash provided by operations increased to $3.373 billion for the first nine months of 2002 as compared to $1.997 billion in 2001. This year over year growth in cash flow from operations compared to 2001 was driven primarily by over $1.1 billion of improvements in working capital, an increase in EBITDA, lower income taxes and interest payments. The improvements in working capital are related to reduced working capital needs in the current period compared to increased working capital needs in the prior period. Working capital needs are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The current period benefits are largely expected to reverse in future periods. The increase in cash provided by operations was offset in part by the consolidation of losses at Road Runner.

     During the first nine months of 2002, cash provided by operations of $3.373 billion reflected $2.720 billion of EBITDA, less $333 million of net interest payments and $119 million of net income taxes paid. Cash flow from operations also reflects a reduction in other working capital requirements of $1.105 billion.

Investing Activities

     Cash used by investing activities was $1.565 billion in the first nine months of 2002, compared to $2.242 billion in 2001. The decrease in cash used by investing activities compared to 2001 reflects lower capital expenditures, offset in part by lower investment proceeds and the reclassification of cash funding of Road Runner’s operations from investing activities to the components of Road Runners cash activities, effective upon the consolidation of Road Runner.

     During the first nine months of 2002, cash used by investing activities of $1.565 billion reflects $262 million of cash used for acquisitions and investments and $1.341 billion of total capital expenditures, offset in part by investment proceeds of $38 million.

Financing Activities

     Cash used by financing activities was $1.111 billion for the first nine months of 2002 compared to cash provided by financing activities of $268 million in 2001. The increase in cash used by financing activities reflects the previously discussed variances.

     During the first nine months of 2002, cash used by financing activities of $1.111 billion resulted from approximately $667 million of net payments on borrowings and total capital distributions of $427 million.

TWE Cash Flow Restrictions

     The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to AOL Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under the 2002 Credit Agreements, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to AOL Time Warner, subject to its individual compliance with the leverage ratio covenant contained therein.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$10 Billion Revolving Credit Facilities

     In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, including TWE, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements are AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and ..125% if the facilities have more than 66% outstanding. Currently, the Company is paying the additional .0625% usage fee. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage ratio and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage ratio covenant of 5.0 times for each of TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the AOL Time Warner’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings (Note 6).

Capital Expenditures

     TWE’s total capital expenditures and product development costs were $1.341 billion and $1.442 billion for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures from continuing operations were $1.135 billion in 2002 compared to $1.144 billion in 2001. Capital expenditures from continuing operations principally relate to the Company’s Cable segment, which had capital expenditures of $1.043 billion in 2002 compared to $1.064 billion in 2001. The Cable segment, over the past several years, has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services.

     TWE’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, drops (i.e. customer installations), converters and cable modems. With respect to customer premise equipment, including converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. For converters and modems, such life is generally 3-5 years and for plant upgrades, such useful life is up to 16 years. As of September 30, 2002, the total net book value of capitalized labor and overhead costs associated with the installation of converters and modems was approximately $130 million. As of that same date, the net book value of all capitalized costs associated with converters and modems, including equipment costs, was approximately $1.2 billion.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for Warner Bros. was approximately $3.2 billion at September 30, 2002, compared to approximately $3.5 billion at December 31, 2001 (including amounts relating to the licensing of film product to TWE’s Networks segment of approximately $266 million at September 30, 2002 and approximately $433 million at December 31, 2001).

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

     TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of TWE or its business segments in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE’s other filings with the SEC and the following:

•	For TWE’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; theft of service from interception of cable transmissions; fluctuations in spending levels by advertisers and consumers; the ability to enter into new program vendor advertising arrangements; and greater than expected increases in programming or other costs.

•	For TWE’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments, which may

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

•	For TWE’s network businesses, greater than expected programming or production costs; public or cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

•	For TWE generally, the risk that lower than expected valuations associated with the cash flows and revenues at the TWE segments may result in the inability of the Company to realize the value of recorded intangible and goodwill at those segments.

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2002	2001

	(millions)
ASSETS
Current assets
Cash and equivalents	$947	$250
Receivables, including $558 and $501 million due from AOL Time Warner, less allowances of $1.101 billion and $910 million	2,909	3,480
Inventories	845	852
Prepaid expenses	401	326

Total current assets	5,102	4,908

Noncurrent inventories and film costs	2,149	2,187
Investments, including available-for-sale securities	2,279	2,308
Property, plant and equipment	7,440	8,573
Intangible assets subject to amortization	2,362	2,464
Intangible assets not subject to amortization	22,828	22,356
Goodwill	12,481	41,004
Other assets	1,227	1,258

Total assets	$55,868	$85,058

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$2,327	$2,218
Participations payable	1,217	1,014
Programming costs payable	540	455
Debt due within one year	11	2
Other current liabilities, including $1.348 and $1.022 billion due to AOL Time Warner	2,582	2,616

Total current liabilities	6,677	6,305

Long-term debt, including $1.606 and $1.734 billion due to AOL Time Warner	6,585	8,049
Other long-term liabilities, including $2 and $446 million due to AOL Time Warner	2,507	3,108
Minority interests	693	2,191

Partners’ capital
Contributed capital	59,936	66,793
Accumulated other comprehensive income (loss), net	34	(6)
Partnership deficit	(20,564)	(1,382)

Total partners’ capital	39,406	65,405

Total liabilities and partners’ capital	$55,868	$85,058

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(millions)
Revenues:
Subscriptions	$1,892	$1,650	$5,619	$4,854
Advertising and commerce	271	288	827	852
Content and other	1,772	1,621	5,453	4,569

Total revenues(a)	3,935	3,559	11,899	10,275

Cost of revenues(a)	(2,859)	(2,317)	(8,229)	(6,639)
Selling, general and administrative(a)	(428)	(560)	(1,770)	(1,767)
Amortization of goodwill and other intangible assets	(36)	(663)	(111)	(1,990)

Operating income (expense)	612	19	1,789	(121)
Interest expense, net(a)	(103)	(129)	(310)	(413)
Other income (expense), net(a)	5	(101)	—	(218)
Minority interest income (expense)	(6)	8	(19)	22

Income (loss) before income tax expense, discontinued operations and cumulative effect of accounting change	508	(203)	1,460	(730)
Income tax expense	(32)	(31)	(124)	(69)

Income (loss) before discontinued operations and cumulative effect of accounting change	476	(234)	1,336	(799)
Discontinued operations, net of tax	1,179	(7)	1,182	(24)

Income (loss) before cumulative effect of accounting change	1,655	(241)	2,518	(823)
Cumulative effect of accounting change	—	—	(21,763)	—

Net income (loss)	$1,655	$(241)	$(19,245)	$(823)

(a)	Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

Revenues	$291	$306	$780	$747
Cost of revenues	39	(91)	(255)	(346)
Selling, general and administrative	32	51	(63)	(30)
Interest expense, net	(2)	(2)	6	5
Other expense, net	—	3	—	(2)

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited)

	2002	2001

	(millions)
OPERATIONS
Net income (loss)(a)	$(19,245)	$(823)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	21,763	—
Depreciation and amortization	931	2,623
Amortization of film costs	1,362	1,322
Equity in losses of investee companies after distributions	1	235
Changes in operating assets and liabilities	(635)	(1,753)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	(804)	393

Cash provided by operations	3,373	1,997

INVESTING ACTIVITIES
Investments and acquisitions	(262)	(832)
Capital expenditures from continuing operations	(1,135)	(1,144)
Capital expenditures from discontinued operations	(206)	(298)
Investment proceeds	38	32

Cash used by investing activities	(1,565)	(2,242)

FINANCING ACTIVITIES
Borrowings	3,046	3,279
Debt repayments	(3,713)	(2,535)
Redemption of preferred securities of subsidiary	—	—
Partnership distributions from discontinued operations, net	(11)	(51)
Capital and other distributions from continuing operations	(416)	(425)
Other	(17)	—

Cash provided (used) by financing activities	(1,111)	268

INCREASE IN CASH AND EQUIVALENTS	697	23

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	250	306

CASH AND EQUIVALENTS AT END OF PERIOD	$947	$329

(a)	Includes net income (loss) from discontinued operations of $1.182 billion in 2002 and $(24) million in 2001.

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
Nine Months Ended September 30,
(Unaudited)

	2002	2001

	(millions)
BALANCE AT BEGINNING OF PERIOD	$65,405	$6,926

Allocation of a portion of the purchase price in connection with America Online-Time Warner merger to TWE	—	59,518
Reallocation of TWE goodwill to other segments of AOL Time Warner upon adoption of FAS 142	(6,857)	—

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner merger and reallocation of goodwill upon adoption of FAS 142	58,548	66,444

Net loss	(19,245)	(823)
Other comprehensive income	40	2

Comprehensive loss	(19,205)	(821)

Distributions	57	(199)
Other	6	87

BALANCE AT END OF PERIOD	$39,406	$65,511

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly-owned subsidiary of AOL Time Warner.

     A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). As of September 30, 2002, AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

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

     In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. As part of the restructuring, AOL Time Warner will acquire complete ownership of TWE’s content assets, including Warner Bros. and Home Box Office, as well as TWE’s interests in The WB Network, Comedy Central and Court TV. In addition, almost all of AOL Time Warner’s interests in TWE and all of its interests in cable television systems held through wholly-owned subsidiaries will be contributed to an existing subsidiary of AT&T that will become a subsidiary of AOL Time Warner and be renamed “Time Warner Cable Inc”. In connection with the restructuring, AT&T will receive $2.1 billion in cash and AOL Time Warner common stock valued at $1.5 billion at the time of the closing of the restructuring and will retain both a 17.9% economic stake in Time Warner Cable Inc. and a 4.7% economic stake in TWE. AT&T’s combined interests in Time Warner Cable Inc. and TWE will result in AT&T holding an approximately 21% economic interest in the business of Time Warner Cable Inc. AT&T’s 17.9% economic stake in Time Warner Cable Inc. will represent approximately a 10.7% voting interest in Time Warner Cable Inc. The Company anticipates that the restructuring will be completed in early 2003, upon the receipt of local cable franchise approvals, where required, and other required regulatory approvals. Clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been received.

     Based upon its controlling voting interest in Time Warner Cable Inc., AOL Time Warner will consolidate the results of Time Warner Cable Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that Time Warner Cable Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity. Subject to market conditions, AOL Time Warner plans to conduct an initial public offering of Time Warner Cable Inc. soon after the restructuring. It is anticipated that the first $2.1 billion raised in any such offering would be used to repay Time Warner Cable Inc.’s debt incurred to fund the $2.1 billion cash payment to AT&T. Thereafter, AT&T will have certain priority registration rights with respect to its stake in Time Warner Cable Inc.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

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

TWE-A/N Transaction Description

     As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to the restructuring of TWE-A/N, as discussed in more detail below, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly-owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was previously accounted for using the equity method of accounting prior to the restructuring because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

     On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002 (the “Debt Closing Date”), resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, AOL Time Warner and TWE have deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

     As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of the year.

     In connection with the TWE-A/N restructuring, TWE recognized a noncash pretax gain of approximately $1.2 billion related to the difference between the carrying value of AT&T’s interest in the Advance/Newhouse Systems and the fair value of AT&T’s additional interest acquired in the remaining TWE-A/N systems. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations. Additionally, there is no impact on TWE’s consolidated net income of consolidating Road Runner since the Company had previously accounted for its interest in Road Runner under the equity method of accounting.

Basis of Presentation

Discontinued Operations

     The Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the three months ended September 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. For the nine months ended September 30, 2001, the net impact was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively. In addition, as of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed in the restructuring.

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

Revenue Classification Changes

     In January 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification will impact TWE’s Cable segment, resulting in an increase in both revenues and costs of approximately $49 million for the three months ended September 30, 2001 and an increase in both revenues and costs of approximately $142 million for the nine months ended September 30, 2001.

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

Reclassifications

     Certain reclassifications have been made to the prior year’s financial information to conform to the September 30, 2002 presentation.

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

     Of the total restructuring costs, $107 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most TWE business units and ranged from senior executives to line personnel. The number of employees initially identified to be involuntarily terminated or relocated approximated 1,600. As of September 30, 2002, approximately 600 of the terminations and relocations had occurred. The remaining 1,000 terminations and relocations are anticipated to occur during the fourth quarter of 2002 or are no longer expected to occur. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the accruals associated with any termination or relocation that does not occur by the end of 2002 will be reversed against goodwill established in purchase accounting. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $19 million were made in 2001 ($4 million of which was in the third quarter and $14 million was made for the first nine months of 2001), an additional $4 million was made in the third quarter of 2002 and approximately $22 million was made for the first nine months of 2002. As of September 30, 2002, the remaining liability of approximately $66 million was classified as a current liability in the accompanying consolidated balance sheet.

     The restructuring charge also includes approximately $194 million associated with exiting certain activities. Specifically, TWE has exited certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $88 million in 2001 ($25 million of which was paid in the third quarter of 2001 and $45 million for the first nine months of 2001), an additional $9 million was paid in the third quarter of 2002 and approximately $58 million was paid for the first nine months of 2002. In addition, for the third quarter and the first nine months of 2002, there were non-cash reductions in the restructuring accrual of approximately $15 million, as actual termination payments were less than amounts originally estimated. As of September 30, 2002, the remaining liability of $33 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

     Selected information relating to the restructuring plans follows (in millions):

	Employee
	Termination	Exit Costs	Total

Initial accruals	$107	$194	$301

Cash paid - 2001	(19)	(88)	(107)

Restructuring liability as of December 31, 2001	$88	$106	$194

Cash paid - 2002	(22)	(58)	(80)

Noncash reductions (a) — 2002	—	(15)	(15)

Restructuring liability as of September 30, 2002	$66	$33	$99

(a)	Noncash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

     Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 7 — Segment Information. This methodology differs from TWE’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

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

     A summary of changes in the Company’s goodwill during the first nine months of 2002, and total assets at September 30, 2002, by business segment is as follows (in millions):

	Goodwill				Total Assets

	January 1,	Acquisitions &		September 30,	September 30,
	2002(1)(2)	Adjustments	Impairments	2002	2002

Cable	$19,048	$69	$(16,768)	$2,349	$32,274
Filmed Entertainment	6,165	6	(2,851)	3,320	12,752
Networks(3)	8,934	22	(2,144)	6,812	10,104
Corporate	—	—	—	—	738

Total	$34,147	$97	$(21,763)	$12,481	$55,868

(1)	Reflects the reallocation of goodwill of $6.857 billion to other segments of AOL Time Warner under FAS 142.
(2)	In addition to the goodwill identified above, AOL Time Warner has recognized goodwill associated with deferred tax liabilities related to TWE’s assets and liabilities. Neither the deferred tax liabilities nor the corresponding goodwill are recorded in TWE’s standalone financial statements because TWE is not subject to U.S. Federal income taxation.
(3)	Includes impairments at HBO ($1.933 billion) and The WB Network ($211 million).

     While the Company’s overall goodwill impairment analysis will not be completed until the fourth quarter, based on the current market capitalization of AOL Time Warner as implied by AOL Time Warner’s stock price and current market conditions in the Cable industry, management believes that it is probable that a substantial overall goodwill impairment has occurred as of September 30, 2002. At this time, management is unable to reasonably estimate the magnitude of such an impairment. The factors that will affect the magnitude of impairment include the results of the Company’s overall current budgeting and long-term plan process, and a valuation of assets (including unrecognized intangible assets) and liabilities, all of which will be completed in the fourth quarter. Additionally, the magnitude of any impairment will take into consideration

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

AOL Time Warner’s overall market capitalization as well as the extent to which the stock price of comparable companies in the cable industry continue to experience a sustained decline in values. Any charge would be noncash in nature and, therefore, is not expected to affect the Company’s liquidity or result in the non-compliance of any debt covenants, including the covenant to maintain at least $50 billion of GAAP net worth contained in the 2002 credit agreements. In addition, the Company would record any such noncash charge as a component of operating income.

     As of September 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Film library	$2,529	$(242)	$2,287	$2,529	$(138)	$2,391
Customer lists and other intangible assets	152	(77)	75	204	(131)	73

Total	$2,681	$(319)	$2,362	$2,733	$(269)	$2,464

Intangible assets not subject to amortization:
Cable television franchises	$22,023	$(1,284)	$20,739	$21,911	$(1,644)	$20,267
Brands, trademarks and other intangible assets	2,150	(61)	2,089	2,150	(61)	2,089

Total	$24,173	$(1,345)	$22,828	$24,061	$(1,705)	$22,356

     The Company recorded amortization expense of $36 million during the third quarter of 2002 compared to $663 million during the third quarter of 2001. The Company recorded amortization expense of $111 million for the first nine months of 2002 compared to $1.990 billion for the first nine months of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $148 million; 2004: $143 million; 2005: $143 million; 2006: $143 million; and 2007: $143 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

     During the first nine months of 2002, the Company acquired the following intangible assets (in millions):

		Weighted Average
		Amortization Period

Customer lists and other intangible assets subject to amortization	$19	10-15 years
Cable television franchises not subject to amortization (a)	1,192	Indefinite

Total	$1,211

(a)	The increase in cable television franchises primarily relates to the increase in the carrying value of AT&T’s interest in the TWE- Advance/Newhouse Partnership as part of a restructuring of that partnership.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

     The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had TWE adopted FAS 142 on January 1, 2001, the historical net income (loss) would have been changed to the adjusted amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

	(millions)
	Net income	Net income
	(loss)	(loss)

As reported — historical basis	$(241)	$(823)
Add: Goodwill amortization	422	1,266
Add: Intangible amortization	205	616
Add: Equity investee goodwill amortization	33	103
Discontinued operations	10	34

Adjusted	$429	$1,196

4. INVENTORIES

     Inventories and film costs consist of:

	September 30, 2002	December 31, 2001

	(millions)
Programming costs, less amortization	$1,231	$1,285
Merchandise	196	158
Film costs-Theatrical:
Released, less amortization	546	650
Completed and not released	251	285
In production	444	346
Development and pre-production	56	36
Film costs-Television:
Released, less amortization	60	123
Completed and not released	175	95
In production	31	59
Development and pre-production	4	2

Total inventories and film costs(a)	2,994	3,039
Less current portion of inventory(b)	845	852

Total noncurrent inventories and film costs	$2,149	$2,187

(a)	Does not include $2.287 billion and $2.391 billion of net film library costs as of September 30, 2002 and December 31, 2001, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet (Note 3).
(b)	Current inventory as of September 30, 2002 is comprised of programming inventory for the Networks segment ($649 million) and videocassettes and DVDs for the Film Entertainment segment ($196 million).

5. PARTNERS’ CAPITAL

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

     During the nine months ended September 30, 2002, TWE accrued $361 million of tax-related distributions and reversed previous stock option distribution accruals of $418 million, based on closing prices of AOL Time

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

Warner common stock of $11.70 at September 30, 2002 and $32.10 at December 31, 2001. During the nine months ended September 30, 2001, TWE accrued $50 million of tax-related distributions and $149 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the nine months ended September 30, 2002, TWE paid distributions to the AOL Time Warner General Partners in the amount of $385 million, consisting of $361 million of tax-related distributions and $24 million of stock option related distributions. During the nine months ended September 30, 2001, TWE paid the AOL Time Warner General Partners distributions in the amount of $404 million, consisting of $50 million of tax-related distributions and $354 million of stock option related distributions.

6. LONG-TERM DEBT

     In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, including TWE, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreement include AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. The obligations of TWE and TWE-A/N are not guaranteed. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, currently equal to LIBOR plus .625% including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facility, respectively. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and .125% if the facilities have more than 66% outstanding. Currently, the Company is paying the additional .0625% usage fee. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the AOL Time Warner’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings.

7. SEGMENT INFORMATION

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Revenues(a)
Cable(b)	$1,471	$1,258	$4,363	$3,631
Filmed Entertainment	1,745	1,689	5,481	4,882
Networks	824	726	2,452	2,195
Intersegment elimination	(105)	(114)	(397)	(433)

Total	$3,935	$3,559	$11,899	$10,275

(a)	Revenues reflect the provisions of EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of EITF 01-14 was to increase revenues and costs by equal amounts of approximately $49 and $142 million for the three months and nine months ended September 30, 2001, respectively.
(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three and nine months ended September 30, 2001 and the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues of $316 million, $912 million and $715 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

Intersegment Revenues

     In the normal course of business, the TWE segments enter into transactions with one another. The most common types of intercompany transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating subscription revenues by selling cable network programming to the Cable segment; and

•	The Cable and Networks segments generating advertising and commerce revenue by cross-promoting the products and services of all TWE segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Intercompany Revenues
Cable	$1	$1	$4	$1
Filmed Entertainment	45	49	217	236
Networks	59	64	176	196

Total intercompany revenues	$105	$114	$397	$433

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
EBITDA(a)
Cable(b)	$582	$540	$1,692	$1,597
Filmed Entertainment	170	204	528	465
Networks	207	184	564	498
Corporate	(24)	(19)	(64)	(58)

Total EBITDA	$935	$909	$2,720	$2,502

(a)	EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, TWE’s operating income for the three months ended September 30 was $612 million in 2002 and $19 million in 2001. After deducting depreciation and amortization, TWE’s operating income for the nine months ended September 30 was $1.789 billion in 2002 and an operating loss of $121 million in 2001.
(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three and nine months ended September 30, 2001 and six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported EBITDA of $141 million, $412 million and $333 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Depreciation of Property, Plant and Equipment
Cable	$260	$197	$740	$543
Filmed Entertainment	17	19	53	61
Networks	7	8	20	24
Corporate	3	3	7	5

Total depreciation	$287	$227	$820	$633

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Amortization of Intangible Assets(a)
Cable	$1	$473	$4	$1,414
Filmed Entertainment	33	97	100	292
Networks	2	93	7	284

Total amortization	$36	$663	$111	$1,990

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

	September 30,	December 31,
	2002	2001

	(millions)
Assets
Cable	$32,274	$56,760
Filmed Entertainment	12,752	16,394
Networks	10,104	11,225
Corporate	738	679

Total assets	$55,868	$85,058

8. COMMITMENTS AND CONTINGENCIES

     In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On September 16, 2002, the Georgia Supreme Court denied TWE’s petition for a writ of certiorari seeking review of the decision of the Georgia Court of Appeals and subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE intends to file.

     On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner Inc. filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner Inc., the Company, Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of the Employee Retirement Income Security Act (“ERISA”). The lawsuit has been transferred to the United States District Court for the Southern District of New York. The Company believes the lawsuit has no merit and intends to defend against it vigorously. Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

     TWE is also subject to numerous other legal proceedings. In management’s opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE’s consolidated financial statements.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

9. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash (payments) and receipts are as follows:

	Nine Months Ended September 30,

	2002	2001

	(millions)
Cash payments made for interest	$(349)	$(437)
Interest income received	16	21

Cash interest expense, net	$(333)	$(416)

Cash payments made for income taxes	$(123)	$(142)
Income tax refunds received	4	3

Cash taxes, net	$(119)	$(139)

Interest Expense, net

     Interest expense, net, consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Interest income	$5	$6	$16	$19
Interest expense	(108)	(135)	(326)	(432)

Total interest expense, net	$(103)	$(129)	$(310)	$(413)

Other Expense, Net

     Other expense, net, consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Other investment-related activity, principally losses on equity investees	$12	$(100)	$15	$(243)
Gains related to the exchange of unconsolidated cable television systems	—	—	—	39
Losses on asset securitization programs	(5)	(7)	(14)	(18)
Miscellaneous	(2)	6	(1)	4

Total other expense, net	$5	$(101)	$—	$(218)

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

Other Current Liabilities

     Other current liabilities consist of:

	September 30,	December 31,
	2002	2001

	(millions)
Accrued expenses	$1,972	$1,940
Accrued compensation	241	275
Deferred revenues	314	350
Accrued income taxes	55	51

Total	$2,582	$2,616

Part II. Other Information

Item 1. Legal Proceedings.

Securities Matters

         Reference is made to the AOL Time Warner Shareholder Litigation described on page 94 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (“June 30, 2002 Form 10-Q”). From August 13, 2002, to November 13, 2002, eight additional similar class action lawsuits were filed, one of which was voluntarily dismissed, bringing the total to twenty-seven actions included in the AOL Time Warner Shareholder Litigation. The additional actions also name as defendants the Company, certain current and former executives of the Company and, in two instances, America Online. Five of these lawsuits are pending in the United States District Court for the Southern District of New York and two are pending in the United States District Court for the Eastern District of Virginia. The complaints purport to be brought on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On August 29, 2002, the Company filed a motion with the Judicial Panel on Multi-district Litigation to transfer all federal lawsuits within the AOL Time Warner Shareholder Litigation to the Southern District of New York for coordinated and consolidated pretrial proceedings. That motion is scheduled to be heard on November 21, 2002. In addition, all AOL Time Warner Shareholder Litigation now pending and to be filed in the Southern District of New York have been consolidated into one action for all purposes. Nine parties are seeking “lead plaintiff” status in the AOL Time Warner Shareholder Litigation. The Company intends to defend against the AOL Time Warner Shareholder Litigation vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

         On November 5, 2002, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, unnamed members of the Administrative Committee of the AOL Time Warner Savings Plan and certain current and former directors of the Company alleging violations of the Employee Retirement Income Security Act. The complaint purports to be brought on behalf of participants in the AOL Time Warner Savings Plan and alleges that the Company and other defendants breached certain fiduciary duties to such participants by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaint seeks unspecified damages and unspecified equitable relief. The Company has not yet been served with the complaint in this action. The Company intends to defend against this action vigorously. The Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

         Reference is made to the two shareholder derivative actions described on page 94 of the June 30, 2002 Form 10-Q. From August 13, 2002, to November 13, 2002, seven additional shareholder derivative actions were filed, one of which was voluntarily dismissed. Of the remaining six, two were filed in New York State Supreme Court for the County of New York, and four were filed in the Court of Chancery of the State of Delaware for New Castle County. These suits name the directors and certain officers of the Company as defendants, as well as the Company as a nominal defendant. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately disclose that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of AOL Time Warner stock. The lawsuits request that (i) all proceeds from defendants’ sales of AOL Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments be returned to the Company. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

         In addition, as previously reported on page 94 of the June 30, 2002 Form 10-Q, the Securities and Exchange Commission and the Department of Justice are investigating the financial reporting and disclosure practices of the Company. The Company is continuing its efforts to cooperate in the investigations. The Company cannot predict the outcome of the investigations at this time.

         Further, as previously reported in the June 30, 2002 Form 10-Q, during the week beginning August 5, 2002, the Company learned of information regarding three transactions involving its AOL division that it reported could, upon further review, result in the Company concluding that the consideration received was recognized inappropriately as advertising and commerce revenues. The Company began an internal review of the accounting of these and other advertising and commerce transactions at the AOL division for the period of July 1, 1999 through March 31, 2002 under the direction of its Chief Financial Officer, which is ongoing. The review has included AOL’s larger advertising and commerce transactions, its multi-element transactions and other transactions in which there was a significant degree of accounting judgment exercised. The review has encompassed an examination of the original transaction documents, interviews with key personnel responsible for negotiating or accounting for the transactions and the review of other relevant materials. As a result of this review, the Company announced on October 23, 2002 that it had concluded it would adjust the accounting for the three transactions discussed in the June 30, 2002 Form 10-Q, as well as certain other transactions involving the AOL division, and that it would restate the Company’s financial results for each of the quarters ended September 30, 2000 through June 30, 2002. See Part I, “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments” for a discussion of the impact of the restatement on the financial results of the Company.

Other Matters

         America Online, Inc. is involved in arbitration proceedings, Homestore.com, Inc. v. America Online, Inc., in the District of Columbia. Homestore.com, Inc. (“Homestore”) alleges that America Online breached an April 2000 distribution agreement with Homestore (the “Distribution Agreement”) by (i) failing to deliver to Homestore the required number of impressions (user visits to America Online pages including Homestore promotions); (ii) failing to provide 18 required promotions to Homestore; (iii) failing to use good faith efforts to meet the target number of Unique AOL Visitors (as defined in the Distribution Agreement); and (iv) violating the premier, prominence and exclusivity provisions of the Distribution Agreement. Homestore seeks a declaration of material breach by America Online, compensatory damages, termination of the Distribution Agreement and a declaration that the section of the Distribution Agreement allowing America Online to draw on a $90 million letter of credit and receive other payments from Homestore in the event of termination is an unenforceable penalty provision. The arbitration panel held a hearing on the merits in July 2002 and a decision from the panel is pending. The Company is unable to predict the outcome of the panel’s decision or reasonably estimate a range of possible loss.

         Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., described on page 38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”) and page 68 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “March 31, 2002 Form 10-Q”). On September 16, 2002, the Georgia Supreme Court denied Time Warner Entertainment Company, L.P.’s (“TWE”) petition for a writ of certiorari and subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE intends to file.

         Reference is made to Henry Spann et al. v. AOL Time Warner Inc. et al., described on page 68 of the March 31, 2002 Form 10-Q. The lawsuit has been transferred to the United States District Court for the Southern District of New York.

         Reference is made to the class action lawsuits concerning AOL version 5.0 software described on page 37 of the 2001 Form 10-K and page 95 of the June 30, 2002 Form 10-Q. On August 21, 2002, the United States District Court for the Southern District of Florida approved the settlement of the consumer claims related to the AOL version 5.0 software matter in an amount that is not material to the Company’s financial statements or results of operations. The settlement of the ISP claims related to AOL version 5.0 remain subject to final court approval. In one of the AOL version 6.0 cases, AOL’s motion to dismiss was granted and the plaintiff’s appeal of that decision remains pending.

         Reference is made to the several class action lawsuits brought by direct and/or indirect purchasers of compact discs alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies described on page 38 of the 2001 Form 10-K. The parties to the federal action commenced by the Attorneys General have entered into a settlement agreement on terms that will not have a material impact on the Company’s financial statements or results of operations. The settlement has been preliminarily approved by the Court, but is subject to its final approval. In the remaining lawsuits, the Company has entered into memoranda of understanding to settle these actions on terms that will not have a material impact on the Company’s financial statements or results of operations. The settlement of these remaining actions is also subject to Court approval.

Item 5. Other Information.

Non Audit Services

         In addition to retaining Ernst & Young LLP to audit its consolidated financial statements, the Company and its consolidated subsidiaries retain Ernst & Young LLP to provide a variety of professional services. During the third quarter of 2002, in connection with the implementation of the Sarbanes-Oxley Act of 2002, the Company instituted procedures that require the pre-approval by its Audit and Finance Committee (the "Committee") of all non-audit services provided by Ernst & Young LLP. Requests for such services are formally reviewed and require approval of AOL Time Warner’s Controller and Chief Financial Officer. In addition, such non-audit services require the approval of either the full Committee or, pursuant to delegated authority, the Chairman of the Committee. The Committee approved the following non-audit services during the quarter ended September 30, 2002:

•	Audit Related Services: consists of services rendered in connection with certain recurring audit and attest related services such as international statutory audits, cable franchise audits, and certain regulatory requirements. The fees for such services are estimated to be $3.7 million;

•	Other Attestation Services: consists of services rendered in connection with other attest type services including review of registration statements and employee benefit plan audits. The fees for such services are estimated to be $3.2 million; and

•	Other Services: consists of services rendered in connection with other services, including tax related services. The fees for such services are estimated to be $13.3 million, including $12.2 million for tax related services.

         All internal audit services previously provided by Ernst & Young LLP were transitioned to a new service provider by September 30, 2002. The Company does not utilize Ernst & Young LLP for any services related to financial information systems design and implementation.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b)  Reports on Form 8-K.

	Item #	Description	Date

(i)	5	Reporting entry into two long-term revolving credit facilities.	July 8, 2002

(ii)	9	Furnishing (i) statements of Company’s Principal Executive Officer and Principal Financial Officer pursuant to SEC Order No. 4-460 (June 27, 2002) and (ii) certification by its Principal Executive Officer and its Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.	August 14, 2002

(iii)	5	Reporting entry by Company, Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp., Comcast Corporation and certain other parties into a Restructuring Agreement dated as of August 20, 2002 related to TWE.	August 21, 2002

(iv)	5, 9	Reporting that audited financial statements for 2000 and 2001 could not be relied upon due to announcement of restatement (Item 5) and furnishing information related to the impact of the restatement to be completed (Item 9).	October 23, 2002

AOL TIME WARNER INC.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOL TIME WARNER INC.

(Registrant)

	By:	/s/ Wayne H. Pace

	Name:	Wayne H. Pace

	Title:	Executive Vice President and Chief Financial Officer

Dated: November 13, 2002

CERTIFICATIONS

I, Richard D. Parsons, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AOL Time Warner Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Richard D. Parsons

Name:	Richard D. Parsons

Title:	Chief Executive Officer

I, Wayne H. Pace, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AOL Time Warner Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

/s/ Wayne H. Pace

Name:	Wayne H. Pace

Title:	Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Amendment No. 2 to the AOL Time Warner Inc. (“AOLTW”) Deferred Compensation Plan, effective August 9, 2002.

10.2	Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp. (“AT&T”), MediaOne of Colorado, Inc. (“MediaOne”), MediaOne TWE Holdings, Inc. (“Holdings”), Comcast Corporation, AT&T Comcast Corporation, AOLTW, TWI Cable Inc., Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (incorporated herein by reference to Exhibit 99.1 to AOLTW’s Current Report on Form 8-K dated August 21, 2002).

10.3	Form of Restated Certificate of Incorporation of Holdings, related to the Restructuring Agreement.

10.4	Form of Amended and Restated Agreement of Limited Partnership of TWE, by and among Time Warner Cable Inc. (“TWC”), MediaOne, ATC, AT&T and AOLTW, related to the Restructuring Agreement.

10.5	Form of By-laws of TWC, related to the Restructuring Agreement.

10.6	Form of Registration Rights Agreement by and between AOLTW and TWC, related to the Restructuring Agreement.

10.7	Form of Registration Rights Agreement by and among MediaOne, AOLTW and TWC, related to the Restructuring Agreement.

10.8	Form of Parent Agreement among TWC, AOLTW and AT&T, related to the Restructuring Agreement.

10.9	Form of Partnership Interest Sale Agreement among TWC, AOLTW, AT&T and MediaOne, related to the Restructuring Agreement.

10.10	Form of Reimbursement Agreement by and among TWC, AOLTW, WCI, ATC and TWE, related to the Restructuring Agreement.

10.11	Form of Brand License Agreement by and between WCI and TWC, related to the Restructuring Agreement.

10.12	Form of Tax Matters Agreement among AOLTW and TWC, related to the Restructuring Agreement.

10.13	Form of Brand and Trade Name License Agreement by and among Time Warner Inc. and TWC, related to the Restructuring Agreement.

10.14	Registration Rights Agreement dated as of August 20, 2002 by and between MediaOne and AOLTW, related to the Restructuring Agreement.

10.15	Distribution Agreement dated as of August 20, 2002 by and among TWE, WCI and AOLTW, related to the Restructuring Agreement.

10.16	Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, related to the Restructuring Agreement.

10.17	Contribution Agreement dated as of August 20, 2002 by and among Holdings, WCI and AOLTW, related to the Restructuring Agreement.

10.18	Intellectual Property Agreement dated as of August 20, 2002 by and between Holdings and WCI, related to the Restructuring Agreement.

10.19	Demand Promissory Note dated August 19, 2002 issued by Holdings to MediaOne in the original principal amount of $2.1 billion, related to the Restructuring Agreement.

99.1	Certification of Principal Executive Officer and Principal Financial Officer of AOLTW pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to AOLTW’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.