Form 10-K/A
period 2001-12-31
AOL TIME WARNER INC
filed 2003-01-28
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3 to

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

Commission file number: 1-15062

AOL TIME WARNER INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4099534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 484-8000

Restatement of Prior Financial Information

As previously disclosed, AOL Time Warner Inc. (“AOL Time Warner” or the “Company”) is conducting an internal review of certain advertising and commerce transactions at the AOL segment under the direction of the Company’s Chief Financial Officer. In connection with this internal review, the financial results for each of the quarters ended September 30, 2000 through June 30, 2002 are being restated. The total impact of the adjustments is a reduction of the Company’s consolidated advertising and commerce revenues of $190 million over these eight quarterly periods, with corresponding reductions in operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”) and operating income and net income for that same time period of $97 million, $83 million and $46 million, respectively. For the AOL segment, the impact of the adjustments is a reduction of advertising and commerce revenues of $168 million over these eight quarterly periods, with corresponding reductions in EBITDA and operating income for that same time period of $97 million and $83 million, respectively. The remaining impact on the Company’s consolidated advertising and commerce revenues of $22 million represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments. The adjustments represent approximately 1% of the AOL segment’s total revenues for that same two-year period, approximately 3.4% of its advertising and commerce revenues, approximately 1.9% of its EBITDA and approximately 2.1% of its operating income. The largest impact of the adjustments is in the quarter ended September 30, 2000, where advertising and commerce revenues are reduced by $66 million, and both EBITDA and operating income are reduced by $30 million and net income is reduced by $18 million. The restatement results in a decrease in basic earnings per share of $0.01 in both the third and fourth quarters of 2000.

The financial results presented in this report reflect the impact of the adjustments being made in the restatement of the Company’s financial results. For the twelve months ended December 31, 2001 and 2000, the total impact is a reduction of the Company’s consolidated advertising and commerce revenues of $90 million and $88 million, respectively, with corresponding reductions in EBITDA of $31 million and $52 million, respectively, operating income of $22 million and $51 million, and net income of $13 million and $31 million, respectively. For the AOL segment, for the twelve months ended December 31, 2001 and 2000, the impact of these adjustments is a reduction of advertising and commerce revenues of $74 million and $88 million, respectively, with corresponding reductions in EBITDA of $31 million and $52 million, and operating income of $22 million and $51 million, respectively. The remaining impact on advertising and commerce revenues of $16 million for the twelve months ended December 31, 2001 represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

Based on the substantial work done to date, the Company does not expect any further restatements as a result of its internal review. However, as previously disclosed, the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) are investigating the financial reporting and disclosure practices of the Company. The Company cannot predict the outcome of these investigations at this time. The Company will continue its efforts to cooperate in the investigations.

Subsequent Events Resulting in Retroactive Adjustment

In addition to the restatement of prior financial information relating to certain advertising and commerce transactions at the AOL segment, the financial information contained herein reflects the adoption of new accounting pronouncements in the first quarter of 2002, which require the retroactive restatement of all periods presented. These adjustments are discussed in detail under “New Accounting Standards” on page F-6. In addition, during the third quarter of 2002, Advance/Newhouse Partnership assumed responsibility for the day-to-day operations of certain cable systems held by the Time Warner Entertainment – Advance/Newhouse Partnership. As a result, the Company has deconsolidated the financial results of these systems and has retroactively presented such results as discontinued operations for all periods presented. Details of the transaction resulting in the discontinued operations are provided under “Restructuring of TWE-A/N and Road Runner” on page F-3 and the impact of the discontinued operations is provided under “Discontinued Operations” on page F-5.

Except for the retroactive application of new accounting standards and the TWE-A/N restructuring, which are discussed in the preceding paragraph, the Company has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Annual Report on Form 10-K for the year ended December 31, 2001. The Company therefore recommends that this report be read in conjunction with the Company’s report filed subsequent to the original filing date, including the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Amended Items

The Company hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001, as amended, as set forth herein:

Item 6.    Selected Financial Data.

The selected financial information of the registrant for the five years ended December 31, 2001 is amended to read in its entirety as set forth at pages F-68 through F-69 herein and is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” is amended to read in its entirety as set forth at pages F-2 through F-25 herein and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” is amended to read in its entirety as set forth at pages F-20 and F-21 herein and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon are amended to read in their entirety as set forth at pages F-26 through F-66, F-72 through F-79 and F-67 herein and are incorporated herein by reference.

Quarterly Financial Information is amended to read in its entirety as set forth at pages F-70 and F-71 herein and is incorporated herein by reference.

Item 14.    Exhibits, Financial Statement Schedules and Exhibit Index.

Item 14(a)(1)-(2) is amended to replace subparagraph (i) thereof to read in its entirety as follows:

“(i)  The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F-1 herein is incorporated herein by reference. Such consolidated financial statements and schedules with respect to the Company are filed as part of Amendment No. 3 to the report; those with respect to Time Warner Entertainment Company, L.P. were filed as part of the original report.”

The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibits, filed herewith:

23.3	Consent of Ernst & Young LLP, Independent Auditors.

99.5
Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 3 on Form 10-K/A to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AOL TIME WARNER INC. (Registrant)

Date: January 28, 2003	By:	/s/ WAYNE H. PACE
Name: Wayne H. Pace Title: Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Richard D. Parsons, certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K/A of AOL Time Warner Inc.;

2.
Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.

Date: January 28, 2003	/S/ RICHARD D. PARSONS
Name: Richard D. Parsons Title: Chief Executive Officer

I, Wayne H. Pace, certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K/A of AOL Time Warner Inc.;

2.
Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.

Date: January 28, 2003	/s/ WAYNE H. PACE
Name: Wayne H. Pace Title: Chief Financial Officer

AOL TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of AOL Time Warner Inc.’s (“AOL Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•
Overview.    This section provides a general description of AOL Time Warner’s businesses, as well as recent significant transactions that have either occurred during 2001 or 2002 that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

Restructuring of TWE-A/N and Road Runner

As of December 31, 2001, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to August 1, 2002, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was 66% owned by AOL Time Warner on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). Prior to August 1, 2002, AOL Time Warner’s interest in Road Runner was accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, during the third quarter of 2002, AOL Time Warner began consolidating the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

In connection with the TWE-A/N restructuring, AOL Time Warner recognized a noncash pretax gain of approximately $1.4 billion during the third quarter of 2002, which is included as part of discontinued operations. Of this gain, approximately $1.2 billion related to the difference between the carrying value and fair value of AT&T’s interest in the Advance/Newhouse Systems, with the fair value being determined by reference to the fair value of AT&T’s additional interest acquired in the remaining TWE-A/N systems. However, because this gain relates in large part to AT&T’s interest in TWE-A/N, it is substantially offset by minority interest expense, which is similarly included as part of discontinued operations. The remaining pretax gain of $188 million relates to the amount that the fair value of AOL Time Warner’s acquired interest in the TWE-A/N systems remaining under the control of AOL Time Warner exceeded the carrying value of AOL Time Warner’s interest in the Advance/Newhouse Systems, and primarily relates to the portion of TWE-A/N debt assumed by Advance/Newhouse in excess of its pro rata share in effective compensation for certain adverse tax consequences to the Company as a result of the restructuring. The gain is significantly less than the gain recognized by AT&T because the carrying value of AOL Time Warner’s interest in TWE-A/N, including its interest in the Advance/Newhouse Systems, was recently adjusted to fair value as part of the purchase accounting for the Merger. The $188 million pretax gain is also included as part of discontinued operations during the third quarter of 2002. Exclusive of the gains associated with these transactions recognized during the third quarter of 2002, the impact of the TWE-A/N restructuring on AOL Time Warner’s consolidated net income is substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s historical one-third interest was reflected as minority interest expense. As stated previously, this historical minority interest expense is currently classified as part of the discontinued operations for all periods presented. Additionally, there is no impact on AOL Time Warner’s consolidated net income of consolidating Road Runner since the Company had previously accounted for its interest in Road Runner under the equity method of accounting.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

Use of EBITDA

AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of goodwill and intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. In addition, EBITDA should not be used as a substitute for the Company’s various cash flow measures (e.g., operating cash flow and free cash flow), which are discussed in detail beginning on page F-16.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

Because the Merger was not consummated until January 2001, the historical financial information for 2000 and 1999 included herein reflects only the financial results of America Online, as predecessor to AOL Time Warner. As a result, AOL Time Warner’s 2000 historical operating results and financial condition are not comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, in addition to providing a discussion of 2001 historical results compared to 2000 historical results, the Company has provided a supplemental discussion of results of operations based upon unaudited pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000.

Discontinued Operations

As previously discussed in “Restructuring of TWE-A/N and Road Runner,” the Company’s 2001 results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation. For the year ended December 31, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. The deconsolidation of the Advance/Newhouse Systems did not impact 2000 historical results because the Company’s ownership interests in these systems were acquired in the Merger. As of December 31, 2001, the Advance/Newhouse Systems had current assets and total

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed on the Debt Closing Date.

New Accounting Standards

In the first quarter of 2002, the Company adopted new accounting guidance in several areas that require retroactive restatement of all periods presented to reflect the new accounting provision. The impact of the new guidance on the accompanying results of operations is discussed below.

Reimbursement of “Out-of-Pocket” Expenses

In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (“EITF”) Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. Topic D-103 was effective for AOL Time Warner in the first quarter of 2002 and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of this classification change, AOL Time Warner presents cable franchise taxes collected from subscribers as revenues. As a result of applying the guidance of Topic D-103, the Company’s revenues and costs presented herein were increased by an equal amount of approximately $388 million in 2001 with no impact on 2000 or 1999.

Emerging Issues Task Force Issue No. 01-09

In April 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002 and requires retroactive restatement of all periods presented to reflect the new accounting provisions. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs presented herein were reduced by an equal amount of approximately $195 million in 2001, approximately $10 million for 2000 and $0 in 1999.

Other Significant Transactions and Nonrecurring Items

As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of AOL Time Warner’s operating results has been affected by certain significant transactions and nonrecurring items in each period.

For the year ended December 31, 2001, these items included (i) merger-related costs of approximately $250 million (Note 3) and (ii) noncash pretax charges of approximately $2.532 billion, including $2.483 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (including noncash pretax charges of approximately $1.2 billion to reduce the carrying value of AOL Time Warner’s investment in Time Warner Telecom Inc. (“Time Warner Telecom”), a 44%-owned equity investee, and approximately $270 million to reflect an other-than-temporary decline in the carrying value of AOL Time Warner’s investment in Hughes Electronics Corp. (“Hughes”), an available-for-sale investment) and $49 million to reflect market fluctuations in equity derivative instruments (Note 8).

For the year ended December 31, 2000, these items included (i) merger-related costs of approximately $10 million (Note 3), (ii) noncash pretax charges of $535 million, including $465 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $70 million to reflect market fluctuations in equity derivative instruments (Note 8) and (iii) pretax gains of approximately $275 million from the sale or exchange of certain investments (Note 8).

For the year ended December 31, 1999, these items included (i) merger-related costs of approximately $123 million, primarily related to America Online’s acquisition of Netscape Communications Corporation, which was accounted for using the pooling-of-interests method (Note 3) and (ii) pretax gains of $678 million on investment-related activity, including approximately $567 million relating to a gain on the sale of investments in Excite, Inc. (Note 8).

In order to fully assess underlying operating results and trends, management believes that, in addition to the actual operating results, the operating results adjusted to exclude the impact of significant unusual and nonrecurring items should be evaluated. Accordingly, in addition to discussing actual operating results, the following discussion and analysis focuses on amounts and

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

trends adjusted to exclude the impact of these significant unusual and nonrecurring items. It should be noted, however, that significant unusual and nonrecurring items may occur in any period; therefore, investors and other users of the financial information individually should evaluate the types of events and transactions for which adjustments have been made.

2001 vs. 2000

Revenue and EBITDA by business segment are as follows (restated; in millions):

	Years Ended December 31
	Revenues			EBITDA
	2001(a) Historical	2000(a) Historical	2000(a)(b) Pro Forma	2001 Historical	2000 Historical	2000(b) Pro Forma
AOL	$8,615	$7,605	$7,605	$2,914	$2,298	$2,298
Cable(c)	6,028	—	5,247	2,628	—	2,376
Filmed Entertainment	8,759	—	8,119	1,017	—	796
Networks	7,050	—	6,802	1,797	—	1,502
Music	4,036	—	4,268	419	—	518
Publishing	4,689	—	4,525	909	—	747
Corporate	—	—	—	(294)	(79)	(304)
Merger-related costs	—	—	—	(250)	(10)	(155)
Intersegment elimination	(1,953)	—	(1,187)	(86)	—	(46)

Total revenues and EBITDA	$37,224	$7,605	$35,379	$9,054	$2,209	$7,732
Depreciation and amortization(d)	—	—	—	(8,936)	(443)	(8,421)

Total revenues and operating income (loss)	$37,224	$7,605	$35,379	$118	$1,766	$(689)

(a)
Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 and 2000 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $193 million for 2001 and reduce revenues and costs by equal amounts of approximately $10 million for 2000 (an increase in revenues and costs of $241 million on a pro forma basis for 2000). In addition, revenues reflect the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), which was retroactively adopted by the Company in the fourth quarter of 2000. The impact of SAB 101 was to reduce revenues and costs by equal amounts of $161 million for 2000 ($359 million on a pro forma basis for 2000).

(b)	In order to enhance comparability, unaudited pro forma financial information for 2000 is provided supplementally as if the America Online-Time Warner merger had occurred at the beginning of 2000.

(c)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. For 2000, there was no impact on a historical basis, however, for 2000 on a pro forma basis, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $1.058 billion, $483 million and $255 million, respectively. In addition, EBITDA includes pretax gains of approximately $28 million in 2000 on a pro forma basis relating to the sale or exchange of certain consolidated cable television systems.

(d)	Depreciation and amortization by business segment is provided in Note 17, “Segment Information.”

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Historical Discussion

Consolidated Results

Revenues.    AOL Time Warner’s revenues increased to $37.224 billion in 2001, compared to $7.605 billion in 2000. The increase in revenues predominantly relates to the impact of the Merger. In addition, the AOL segment, which represents the only business segment included in the 2000 operating results, increased its revenues to $8.615 billion in 2001 from $7.605 billion in 2000.

Depreciation and Amortization.    Depreciation and amortization expense increased to $8.936 billion in 2001 from $443 million in 2000. The increase was due to increases in both depreciation and amortization expense. The increase in depreciation expense of $1.406 billion primarily relates to the impact of the Merger, including the impact of acquiring the Cable segment, which contributed $893 million to depreciation expense in 2001, as well as the impact of acquiring the Filmed Entertainment segment of $89 million, the Networks segment of $159 million, the Music segment of $97 million, the Publishing segment of $70 million and Corporate segment of $20 million. Amortization expense increased $7.087 billion primarily as a result of goodwill and other intangible assets recorded as part of the allocation of purchase price related to the Merger, including the impact of the Cable segment of $2.483 billion, the Filmed Entertainment segment of $478 million, the Networks segment of $1.966 billion, the Music segment of $820 million, the Publishing segment of $935 million and the Corporate segment of $363 million.

Operating Income.    AOL Time Warner’s operating income was $118 million in 2001, compared to $1.766 billion in 2000. The decrease primarily related to an increase in both depreciation and amortization expense, which is discussed above, offset in part by an increase in EBITDA, primarily related to the impact of the Merger.

Interest Income (Expense), Net.    Interest expense, net, increased to $1.353 billion in 2001 from interest income, net, of $275 million in 2000. The increase in interest expense, net, predominantly relates to Time Warner’s debt assumed in the Merger.

Other Income (Expense), Net.    Other expense, net, increased to $3.567 billion in 2001 from $208 million in 2000. Other expense, net, increased primarily because of higher pretax noncash charges to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting, and to reflect market fluctuations in equity derivative instruments. In 2001, these charges were approximately $2.532 billion, including approximately $1.2 billion related to AOL Time Warner’s investment in Time Warner Telecom and approximately $270 million related to AOL Time Warner’s investment in Hughes. In 2000, these charges amounted to $535 million. In addition, other expense, net, increased due to an increase in losses from equity method investees of $912 million, which primarily related to the amortization of goodwill included in the carrying value of such investments. These equity method investees were acquired in the Merger.

Minority Interest Income.    Minority interest income increased to $46 million in 2001, compared to $0 in 2000. The increase in minority interest income relates to the impact of the Merger and the recognition of minority interest income (expense) related to Time Warner’s partially owned consolidated subsidiaries, including the impact of income or losses attributable to the minority partners of TWE and The WB Network.

Income Tax Provision.    The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. AOL Time Warner had income tax expense of $139 million in 2001, compared to $712 million in 2000. Income taxes in 2001, for financial reporting purposes, benefited from the tax effect of the approximate $2.532 billion noncash charges to reduce the carrying value of certain investments and to reflect market fluctuations in equity derivative instruments and $250 million of merger-related costs. Income taxes in 2000, for financial reporting purposes, benefited from the tax effect of the approximate $535 million of noncash charges to reduce the carrying value of certain investments and reflect market fluctuations in equity derivative instruments and $10 million of merger-related costs, partially offset by approximately $275 million of gains on the sale or exchange of various investments. Excluding the tax effect of these items, the effective tax rate was comparable in each period. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $12 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Federal taxable income and are therefore expected to reduce Federal taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to shareholders’ equity.

Net Income (Loss) and Net Income (Loss) Per Common Share.    AOL Time Warner’s net loss increased by $6.055 billion to $4.934 billion in 2001, compared to net income of $1.121 billion in 2000. Basic and diluted net loss per common share was $1.11 in 2001, compared to basic earnings per share of $0.48 and diluted earnings per share of $0.43 in 2000. However, excluding the effect of the significant and nonrecurring items referred to earlier, the net loss increased by $4.548 billion to $3.264 billion in 2001 from net income of $1.284 billion in 2000. Similarly, excluding the effect of the significant and nonrecurring items, basic and diluted net loss per common share increased to $0.74 in 2001 from basic and diluted net income per common share of $0.55 and $0.50, respectively in 2000. The decrease in earnings principally resulted from the previously discussed increases in depreciation and amortization expense, interest expense, net, other expense, net, and minority interest expense, offset in part by an increase in EBITDA, primarily as a result of the Merger.

Business Segment Results

AOL.    Revenues increased to $8.615 billion in 2001, compared to $7.605 billion in 2000. EBITDA increased to $2.914 billion in 2001, compared to $2.298 billion in 2000. Depreciation and amortization expense increased to $422 million and $141 million, respectively in 2001, compared to $344 million and $99 million, respectively in 2000. Revenues increased due to a 12% increase in subscription revenues (from $4.777 billion to $5.353 billion), a 14% increase in advertising and commerce revenues (from $2.273 billion to $2.585 billion) and a 22% increase in content and other revenues (from $555 million to $677 million).

The growth in subscription revenues was principally due to an increase in domestic subscribers and a price increase of $1.95 per month in AOL’s unlimited usage plan for the domestic AOL service that became effective in billing cycles after July 1, 2001. The positive impact of the price increase was partially offset by an increase in certain marketing programs designed to introduce the AOL service to new members, including certain bundling programs with computer manufacturers that generate lower subscription revenues during introductory periods and the sale of bulk subscriptions at a discounted rate to AOL’s strategic partners for distribution to their employees. The growth in advertising and commerce revenues resulted from a general increase in advertising in the first half of 2001, the recognition of revenues related to advertising provided pursuant to contractual commitments entered into in prior periods, including amounts earned in connection with the early settlement of certain of those contracts, an increase in intercompany sales of advertising to other business segments of AOL Time Warner ($222 million in 2001 versus $0 in 2000) and increased commerce revenues from the expansion of the Company’s merchandise business. In addition, advertising and commerce revenues benefited from third-party advertising packages sold across multiple business segments of the Company. While AOL’s advertising revenues grew for the year, it experienced a decline in advertising during the fourth quarter due to a general weakness in the advertising market. Such weakness is expected to continue for at least the first half of 2002, which will be in contrast to the growth in advertising revenues experienced in the first half of 2001.

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

The 27% growth in EBITDA in 2001 is primarily due to the revenue growth, reduced general and administrative costs and the continued decline in network costs on a per subscriber basis. The advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner did not significantly impact EBITDA as it was substantially offset by costs associated with increased intercompany advertising purchased on properties of other AOL Time Warner business segments. AOL’s operating results also benefited from cost management initiatives entered into during the year and a reduction in bad debt expense associated with an improvement in cash collections.

Time Warner Segments.    AOL Time Warner’s Cable, Filmed Entertainment, Networks, Music and Publishing segments were acquired in the Merger. As such, the results of operations of these segments were not included in the historical 2000 results of operations and, therefore, the increases in each segment’s revenues and EBITDA is the direct result of the Merger. For a more detailed discussion of the results of operations for these segments, see the supplemental pro forma discussion below.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Supplemental Unaudited Pro Forma Discussion

As previously discussed, on January 11, 2001, America Online and Time Warner completed their previously announced merger. The Merger was structured as a stock-for-stock exchange and was accounted for by AOL Time Warner as an acquisition of Time Warner using the purchase method of accounting. The acquisition of Time Warner significantly impacted the results of AOL Time Warner due to the significantly larger size of Time Warner’s operations in relation to the operations of America Online, as predecessor to AOL Time Warner. As such, the financial results of AOL Time Warner for periods subsequent to the Merger are not comparable to periods prior to the Merger. In order to enhance comparability and make an analysis of 2001 meaningful, management has provided the following supplemental discussion based upon unaudited pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations of AOL Time Warner that would have occurred had the Merger been consummated on January 1, 2000. In addition, the pro forma operating results are not necessarily indicative of the future operating results of AOL Time Warner, and pro forma amortization expense is reflective of a preliminary purchase price allocation.

Pro forma adjustments to record the Merger as of December 31, 2000 reflect:

•
the issuance of approximately 2.0 billion shares of AOL Time Warner common stock and AOL Time Warner Series LMCN-V common stock in exchange for all of the 1.3 billion outstanding shares of Time Warner common stock and Series LMCN-V common stock;

•	the issuance of approximately 3.1 million shares of AOL Time Warner preferred stock in exchange for all of the 3.1 million outstanding shares of Time Warner preferred stock;
•
the issuance of options to purchase approximately 190.5 million shares of AOL Time Warner common stock in exchange for all of the outstanding options to purchase 127 million shares of Time Warner common stock;

•
the issuance of approximately 1.2 million shares of AOL Time Warner restricted common stock in exchange for all of the approximately 800 thousand outstanding shares of Time Warner restricted common stock; and

•	the incurrence of an additional $100 million of transaction costs by AOL Time Warner, including legal and investment banking fees, that had not been recorded as of December 31, 2000.

Other Significant Transactions and Nonrecurring Items

The Time Warner segments were impacted by certain significant transactions and nonrecurrng items during 2000. Accordingly, when comparing 2001 results to 2000 results, on a pro forma basis, it may be useful to consider the impact of these items on comparability. These items included (i) merger-related costs of approximately $155 million, primarily relating to accounting, legal and regulatory costs incurred by Time Warner directly resulting from the Merger, (ii) noncash pretax charges of $799 million, including $729 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (including $220 million related to AOL Time Warner’s investment in the Columbia House Company Partnerships (“Columbia House”), a 50%-owned equity investee), and $70 million to reflect market fluctuations in equity derivative instruments, (iii) net pretax gains of approximately $387 million related to the sale or exchange of various cable television systems and other investments, (iv) a $50 million pretax charge relating to the Six Flags Entertainment Corporation (“Six Flags”) litigation and (v) a pretax charge of $41 million in connection with the Road Runner restructuring in 2000.

Consolidated Results

Revenues.    AOL Time Warner’s revenues increased to $37.224 billion in 2001, compared to $35.379 billion on a pro forma basis in 2000. This overall increase in revenues was driven by an increase in subscription revenues of 12% to $15.657 billion and an increase in content and other revenues of 4% to $13.307 billion, offset in part by a decrease in advertising and commerce revenues of 3% to $8.260 billion.

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

While advertising revenues declined overall, certain segments and businesses of AOL Time Warner experienced an increase in advertising revenues. Specifically, and as discussed in more detail below under Business Segment Results, advertising revenues increased at the AOL and Cable segments, and at The WB Network. Contributing to the advertising revenues at the segment level is an increase in intercompany advertising transactions. In particular, the Company’s segments experienced an increase in intercompany advertising revenue of $396 million, to $474 million in 2001 from $78 million in 2000 on a pro forma basis. The amount of intercompany advertising represents a small portion of AOL Time Warner’s total advertising spending (approximately 10%). In addition to the intercompany advertising, AOL Time Warner recognized advertising expense of approximately $3.757 billion in 2001, making AOL Time Warner one of the largest advertisers in the United States. Consistent with its belief in the effectiveness of advertising on AOL Time Warner properties, the Company will continue to re-direct, where appropriate, its own

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

advertising to AOL Time Warner properties. This strategy has served to enhance the overall operating efficiencies and profitability of the Company through the cross-promotion of each segment’s products and services. While these intercompany transactions are eliminated on a consolidated basis and, therefore, do not themselves impact consolidated revenues and EBITDA, to the extent third-party advertising spending has been substituted with advertising on AOL Time Warner properties, the Company’s consolidated advertising expense, which reflects its level of spending with third parties, has been reduced and, as a result, the consolidated EBITDA and related profit margin have benefited.

Depreciation and Amortization.    Depreciation and amortization increased to $8.936 billion in 2001 from $8.421 billion on a pro forma basis in 2000. This increase was due to increases in both depreciation, primarily reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, and amortization. The higher amortization in 2001 was primarily due to goodwill generated from certain restructuring liabilities that were committed to by management in 2001 and recorded as liabilities assumed in the purchase of Time Warner, and the absence in 2000 of a full year of amortization related to minor acquisitions consummated in late 2000 that were accounted for using the purchase method of accounting.

Operating Income (Loss).    AOL Time Warner’s operating income was $118 million in 2001, compared to an operating loss of $689 million on a pro forma basis in 2000. The improvement was primarily related to an increase in EBITDA, which is discussed in detail under “Business Segment Results,” offset in part by an increase in depreciation and amortization expense discussed above.

Interest Income (Expense), Net.    Interest expense, net, increased slightly to $1.353 billion in 2001, from $1.340 billion on a pro forma basis in 2000, principally due to increased debt levels, offset in part by lower market interest rates in 2001.

Other Income (Expense), Net.    Other expense, net, increased to $3.567 billion in 2001 from $1.357 billion on a pro forma basis in 2000. Other expense, net, increased primarily because of higher pretax noncash charges to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting and to reflect market fluctuations in equity derivative instruments. In 2001, these charges were approximately $2.532 billion, including approximately $1.2 billion related to AOL Time Warner’s investment in Time Warner Telecom and approximately $270 million related to AOL Time Warner’s investment in Hughes. In 2000, on a pro forma basis, these charges amounted to $799 million, including approximately $220 million related to AOL Time Warner’s investment in Columbia House. In addition, other expense, net, in 2001 was higher due to the absence in 2001 of approximately $359 million of pretax gains on the sale or exchange of certain Time Warner investments in 2000.

Minority Interest Income.    Minority interest income increased to $46 million in 2001, compared to $31 million on a pro forma basis in 2000. Minority interest income increased principally due to lower distributions on preferred trust securities, which were redeemed in the first quarter of 2001, offset in part by the allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE attributable to the minority owners of TWE and a higher allocation of losses in 2000 to a minority partner in The WB Network.

Income Tax Provision.    The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. AOL Time Warner had income tax expense of $139 million in 2001, compared to $559 million on a pro forma basis in 2000. Income taxes in 2001, for financial reporting purposes, benefited from the tax effect of the approximate $2.532 billion noncash charges to reduce the carrying value of certain investments and to reflect market fluctuations in equity derivative instruments and $250 million of merger-related costs. Income taxes in 2000, for financial reporting purposes, benefited from the tax effect of the approximate $799 million of noncash charges to reduce the carrying value of certain investments and reflect market fluctuations in equity derivative instruments and $155 million of merger-related costs, partially offset by the approximately $387 million of gains on the sale or exchange of various cable television systems and other investments. Excluding the tax effect of these items, the effective tax rate was comparable in each period.

Net Income (Loss) and Net Income (Loss) Per Common Share.    AOL Time Warner’s net loss before cumulative effect of an accounting change applicable to common shares increased by $962 million to $4.934 billion in 2001, compared to $3.972 billion on a pro forma basis in 2000. However, excluding the effect of the significant and nonrecurring items referred to earlier, the net loss before cumulative effect of an accounting change applicable to common shares decreased by $280 million to $3.264 billion in 2001 from $3.544 billion on a pro forma basis in 2000. Similarly, excluding the effect of significant and nonrecurring items, basic and diluted net loss per common share before cumulative effect of an accounting change decreased to $0.74 in 2001, compared to a normalized basic and diluted net loss per common share of $0.82 on a pro forma basis in 2000. As discussed more

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

fully below, this improvement principally resulted from an overall increase in AOL Time Warner’s revenues and EBITDA, offset in part by higher depreciation and amortization and higher income taxes.

Business Segment Results

AOL.    Revenues increased to $8.615 billion in 2001, compared to $7.605 billion in 2000. EBITDA increased to $2.914 billion in 2001, compared to $2.298 billion in 2000. Depreciation and amortization increased to $422 million and $141 million, respectively in 2001, compared to $344 million and $99 million, respectively in 2000. Revenues increased due to a 12% increase in subscription revenues (from $4.777 billion to $5.353 billion), a 14% increase in advertising and commerce revenues (from $2.273 billion to $2.585 billion) and a 22% increase in content and other revenues (from $555 million to $677 million).

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

The 27% growth in EBITDA in 2001 is primarily due to the revenue growth, reduced general and administrative costs and the continued decline in network costs on a per subscriber basis. The advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner did not significantly impact EBITDA as it was substantially offset by costs associated with increased intercompany advertising purchased on properties of other AOL Time Warner business segments. AOL’s operating results also benefited from cost management initiatives entered into during the year and a reduction in bad debt expense associated with an improvement in cash collections.

Cable.    Revenues increased to $6.028 billion in 2001, compared to $5.247 billion on a pro forma basis in 2000. EBITDA increased to $2.628 billion in 2001 from $2.376 billion on a pro forma basis in 2000. Depreciation and amortization expense was $893 million and $2.483 billion, respectively in 2001, compared to $691 million and $2.577 billion, respectively in 2000 on a pro forma basis. Revenues increased due to a 13% increase in subscription revenues (from $4.837 billion to $5.482 billion) and a 33% increase in advertising and commerce revenues (from $410 million to $546 million).

The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and, to a lesser degree, a marginal increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches ($106 million in 2001 versus $38 million on a pro forma basis in 2000), the intercompany sale of advertising to other business segments of AOL Time Warner ($58 million in 2001 versus $5 million on a pro forma basis in 2000) and a general increase in advertising sales. The operating results of the Cable segment were affected by pretax gains of approximately $28 million recognized in 2000 relating to the sale or exchange of various consolidated cable television systems. Excluding these gains, EBITDA increased principally as a result of the revenue gains and improved margins related to the high-speed online services, offset in part by a greater than 20% increase in programming costs related to general programming rate increases across both the basic and digital services and the roll-out of digital services, including the addition of new channels that are available only on the digital service. This increase in programming costs is expected to continue into the near term as general programming rates are expected to continue to increase and digital services continue to be rolled out. The increase in depreciation expense reflects higher levels of capital spending related to the roll-out of digital services over the past three years.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Filmed Entertainment.    Revenues increased to $8.759 billion in 2001, compared to $8.119 billion on a pro forma basis in 2000. EBITDA increased to $1.017 billion in 2001, compared to $796 million on a pro forma basis in 2000. Depreciation and amortization expense was $89 million and $478 million, respectively in 2001, compared to $99 million and $516 million, respectively in 2000 on a pro forma basis. Revenues and EBITDA grew due to increases at both Warner Bros. and the filmed entertainment businesses of Turner Broadcasting System, Inc. (the “Turner filmed entertainment businesses”). The Turner filmed entertainment businesses include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

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

Networks.    Revenues increased to $7.050 billion in 2001, compared to $6.802 billion on a pro forma basis in 2000. EBITDA increased to $1.797 billion in 2001 from $1.502 billion on a pro forma basis in 2000. Depreciation and amortization expense was $159 million and $1.966 billion, respectively in 2001, compared to $153 million and $1.948 billion, respectively in 2000 on a pro forma basis. Revenues grew primarily due to an increase in subscription revenues with growth at both the cable networks of Turner Broadcasting System, Inc. (the “Turner cable networks”) and HBO, an increase in advertising and commerce revenues at The WB Network and an increase in content and other revenues at HBO, offset in part by lower advertising and commerce revenues and lower content and other revenues at the Turner cable networks.

For the Turner cable networks, subscription revenues benefited from an increase in the number of subscribers and higher rates, primarily led by revenue increases at TNT, CNN, TBS Superstation and Cartoon Network. Advertising and commerce revenues declined due to the continued overall weakness in the advertising market. This decline was offset in part by the intercompany sale of advertising to other business segments of AOL Time Warner ($120 million in 2001 versus $38 million on a pro forma basis in 2000). The decline in content and other revenues is due to the absence in 2001 of revenues from World Championship Wrestling, an underperforming operation that the Company exited in 2001. For HBO, subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and other revenues benefited from higher home video sales of HBO’s original programming. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups and the intercompany sale of advertising to other business segments of AOL Time Warner ($37 million in 2001 versus $6 million on a pro forma basis in 2000).

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

Music.    Revenues decreased to $4.036 billion in 2001, compared to $4.268 billion on a pro forma basis in 2000. EBITDA decreased to $419 million in 2001 from $518 million on a pro forma basis in 2000. Depreciation and amortization expense was $97 million and $820 million, respectively in 2001, compared to $83 million and $723 million, respectively in 2000 on a pro forma basis. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international operations and lower industry-wide recorded music sales. The decrease in EBITDA principally related to the reduction in revenues, higher marketing costs, including the cost of promoting new artists, and higher provisions for bad debts, reflecting the difficult industry-wide retail environment. This was offset in part by higher income from DVD manufacturing operations and lower artist royalty costs driven by the lower revenues. Despite the industry-wide sales decline, the Music segment increased its domestic market share to 16.8%, coming in second place for the year in total industry sales.

Publishing.    Revenues increased to $4.689 billion in 2001, compared to $4.525 billion on a pro forma basis in 2000. EBITDA increased to $909 million in 2001 from $747 million on a pro forma basis in 2000. Depreciation and amortization expense was $70 million and $935 million, respectively in 2001, compared to $64 million and $820 million, respectively in 2000 on a pro forma basis. Revenues increased primarily from a 2% increase in magazine advertising and commerce revenues and a 14% increase in magazine subscription revenues, offset in part by a decline in content and other revenues. Magazine advertising and commerce revenues and magazine subscription

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

revenues benefited from the acquisition of the Times Mirror magazines group (“Time4 Media”) in the fourth quarter of 2000 and the acquisition of IPC in the fourth quarter of 2001. In addition, magazine advertising and commerce revenues benefited from higher commerce revenues from direct marketing efforts at Time Life and the intercompany sale of advertising to other business segments of AOL Time Warner ($37 million in 2001 versus $29 million on a pro forma basis in 2000), offset in part by the continued overall weakness in the advertising market. In addition to the acquisition of Time4 Media and IPC, magazine subscription revenues increased due to the sale of special issues covering the September 11th terrorist attacks. EBITDA increased principally as a result of the increase in revenues, increased cost savings and the absence in 2001 of online development costs and losses generated by American Family Enterprises, which was liquidated in the first quarter of 2001.

2000 vs. 1999

Consolidated Results

Revenues.    America Online’s revenues increased to $7.605 billion in 2000, compared to $5.724 billion in 1999. This overall increase in revenues was driven by an increase in subscription revenues of 23% to $4.777 billion, an increase in advertising and commerce revenues of 84% to $2.273 billion, offset in part by a decrease in content and other revenues of 9% to $555 million.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

EBITDA.    EBITDA in 2000 and 1999 includes certain corporate and merger-related costs of $89 million and $200 million, respectively. Excluding these costs, EBITDA from America Online’s core business increased by $963 million to $2.298 billion in 2000, compared to $1.335 billion in 1999. The increase in EBITDA is primarily due to the significant revenue growth and reduced cost of revenues as a percentage of revenues driven by lower hourly network costs as America Online continued to realize efficiencies as a result of its size and scale, as well as lower negotiated rates with its network providers. This decrease was partially offset by an increase in daily member usage, from an average of nearly 55 minutes per day in 1999 to an average of nearly 61 minutes per day in 2000.

Depreciation and Amortization.    Depreciation and amortization increased to $443 million in 2000 from $316 million in 1999. This increase was due to increases in both depreciation, primarily reflecting higher levels of capital spending, primarily related to product development costs, and amortization. The higher amortization in 2000 was primarily due to an increase in goodwill and other intangibles generated from business combinations accounted for using the purchase method accounting, primarily incurred in the latter half of 2000.

Operating Income.    Operating income increased to $1.766 billion in 2000 from $819 million in 1999. The improvement was primarily related to an increase in EBITDA, offset in part by an increase in depreciation and amortization expense.

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

Income Tax Provision.    America Online had income tax expense of $712 million in 2000, compared to $607 million in 1999, which, excluding the significant and nonrecurring items referred to earlier, represented an effective tax rate that was comparable in each period.

Net Income (Loss) and Net Income (Loss) Per Common Share.    America Online’s net income increased by $94 million to $1.121 billion in 2000, compared to $1.027 billion in 1999. However, excluding the effect of the significant and nonrecurring items referred to earlier, net income increased by $626 million to $1.284 billion in 2000 from $658 million in 1999. Similarly, adjusted basic and diluted net income per common share, excluding the effect of significant and nonrecurring items, increased to $0.55 and $0.50, respectively, in 2000 compared to $0.30 and $0.26, respectively, in 1999. This improvement principally resulted from an overall increase in America Online’s EBITDA.

FINANCIAL CONDITION AND LIQUIDITY
December 31, 2001

Current Financial Condition

At December 31, 2001, AOL Time Warner had $22.8 billion of debt, $719 million of cash and equivalents (net debt of $22.1 billion, defined as total debt less cash and cash equivalents) and $152.0 billion of shareholders’ equity, compared to $1.4 billion of debt, $2.6 billion of cash and equivalents, and $6.7 billion of shareholders’ equity at December 31, 2000.

As discussed in more detail below, management believes that AOL Time Warner’s operating cash flow, cash and equivalents, borrowing capacity under committed bank credit agreements and availability under its commercial paper programs and shelf registration statement are sufficient to fund its capital and liquidity needs for the foreseeable future.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Cash Flows

Operating Activities

During 2001, AOL Time Warner’s cash provided by operating activities amounted to $5.281 billion and reflected $9.054 billion of EBITDA, less $1.199 billion of net interest payments, $340 million of net income taxes paid, $1.408 billion of payments to settle restructuring and merger-related liabilities and $826 million related to other working capital requirements.

Cash provided by operating activities of $1.951 billion in 2000 reflected $2.209 billion of EBITDA and $315 million of net interest payments received, less $14 million of net income taxes paid, $100 million of payments to settle restructuring and merger-related liabilities and $459 million related to other working capital requirements. The growth in cash flow from operations is being driven primarily by an increase in EBITDA, offset in part by an increase in payments to settle restructuring and merger-related liabilities.

Investing Activities

Cash used by investing activities was $5.257 billion in 2001, compared to $2.316 billion in 2000. The cash used by investing activities in 2001 included $4.177 billion of cash used for acquisitions and investments (including approximately $1.6 billion for the acquisition of IPC and approximately $285 million, net of cash acquired, for the acquisition of Synapse, with the remainder relating to the acquisition or funding of consolidated and unconsolidated investments) and $3.621 billion of capital expenditures and product development costs, offset in part by $690 million of cash acquired in the Merger and $1.851 billion of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2001 was due primarily to the sale of short-term investments previously held by America Online, which were acquired in 2000.

The cash used by investing activities of $2.316 billion in 2000 included $2.348 billion of cash used for acquisitions and investments (including approximately $1.6 billion for the acquisition of the previously discussed short-term investments that were sold in 2001, with the remainder relating to the acquisition or funding of consolidated and unconsolidated investments) and $778 million of capital expenditures and product development costs, offset in part by $812 million of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2000 was due primarily to the sale of short-term investments previously held by America Online. AOL Time Warner’s capital spending and the related increase in capital spending in 2001 is due principally to the impact of the Merger, including the impact of the Cable segment, as discussed more fully below.

Financing Activities

Cash used by financing activities was $1.915 billion in 2001. This compares to cash provided by financing activities of $421 million in 2000. The use of cash in 2001 resulted primarily from the repurchase of approximately 75.8 million shares of AOL Time Warner common stock for cash totaling $3.031 billion, the redemption of mandatorily redeemable preferred securities of a subsidiary of $575 million and $63 million of dividends and partnership distributions, offset in part by $792 million of net incremental borrowings and $926 million of proceeds received principally from the exercise of employee stock options.

Cash provided by financing activities of $421 million in 2000 resulted from $103 million of net incremental borrowings and $318 million of proceeds received principally from the exercise of employee stock options.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Free Cash Flow

AOL Time Warner evaluates operating performance based on several factors including free cash flow, which is defined as cash provided by operations less capital expenditures, product development costs, dividend payments and partnership distributions. Free cash flow for 2001 was $1.597 billion, compared to $1.173 billion for 2000. The comparability of AOL Time Warner’s free cash flow has been affected by certain significant transactions and nonrecurring items in each period. Specifically, AOL Time Warner’s free cash flow has been impacted by the cash impact of the significant and nonrecurring items previously discussed. In addition, free cash flow has been impacted by payments made in settling restructuring and merger-related liabilities. For 2001, these items aggregated approximately $1.408 billion of cash payments. For 2000, these items aggregated approximately $100 million. Excluding the effect of these nonrecurring items and discontinued operations, free cash flow increased to $2.915 billion for 2001 from $1.273 billion for 2000, primarily due to the impact of the Merger.

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

Capital Spending

AOL Time Warner’s overall capital spending for 2001 was $3.621 billion, an increase of $2.843 billion over capital spending for 2000 of $778 million. Capital expenditures and product development costs from continuing operations were $3.213 billion in 2001 and $778 million in 2000. AOL Time Warner’s capital spending and the related increase in capital spending is due principally to the impact of the Merger, including the impact of the Cable segment, as discussed more fully below.

The Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by the Cable segment from continuing operations amounted to $1.813 billion in 2001. As more systems are upgraded, the fixed portion of Cable’s capital spending is replaced with spending that varies based on the number of new subscribers. Capital spending by the Cable segment is expected to continue to be funded by the Cable segment’s operating cash flow.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

As of December 31, 2001 and through the date of the original report, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company expects to take a noncash charge of approximately $54 billion upon adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This charge will not result in a violation of any of the Company’s covenants.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

Filmed Entertainment Backlog

Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of AOL Time Warner’s Filmed Entertainment companies was approximately $3.8 billion at December 31, 2001, including amounts relating to the licensing of film product to AOL Time Warner’s Networks segment of approximately $1.231 billion at December 31, 2001.

Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 10 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. Of the approximately $3.8 billion of backlog relating to the Filmed Entertainment companies as of December 31, 2001, AOL Time Warner has recorded approximately $720 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the securitization facility and other advanced payments. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Foreign Currency Risk

AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to AOL Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen and European currency, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). At December 31, 2001, AOL Time Warner had effectively hedged approximately 75% of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing hedging period. The hedging period covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign denominated revenues back into U.S. dollars, therefore, the hedging period covers a fifteen-month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months providing continuing coverage throughout the hedging period. At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates, including net contracts for the sale of $206 million of Japanese yen and $121 million of European currency, and net contracts for the purchase of $82 million of the British pound.

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

The United States has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the AOL Time Warner portfolio. Similarly, AOL Time Warner experienced significant declines in the value of certain privately held investments and restricted securities. As a result, the Company has recorded an approximate $2.532 billion noncash pretax charge in 2001 and an approximate $535 million noncash pretax charge in 2000 to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting and to reflect market fluctuation in derivative instruments (Note 8). While AOL Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value. See Note 8 to the accompanying consolidated financial statements for additional discussion.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. AOL Time Warner believes the following represent the critical accounting policies of the Company as contemplated by FRR 60. For a summary of all of the Company’s significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

Investments

The Company’s investments are comprised of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines, and to reflect market fluctuations in equity derivative instruments. These charges were approximately $2.532 billion in 2001, of which $2.271 billion was associated with publicly traded securities, and $535 million in 2000, and are included in other income (expense), net in the accompanying consolidated statement of operations.

Included in the 2001 charge are impairments on AOL Time Warner’s investment in Time Warner Telecom of approximately $1.2 billion, Columbia House of approximately $90 million and Hughes of approximately $270 million. The value of the Time Warner Telecom investment was adjusted upward in the Merger by over $2 billion to its estimated fair value. Since that time, Time Warner Telecom’s share price has declined and as of December 31, 2001, the decline had met the 20% criteria. The Company reviewed qualitative factors in accordance with its investment policy and determined that there was not adequate support that the decline in value was temporary; therefore a $1.2 billion impairment charge was recognized based upon the closing value of Time Warner Telecom common stock as of December 31, 2001. In addition, during the fourth quarter of 2001, the value of the Company’s investment in Hughes had declined greater than 20% below the investment’s cost basis for a period of six months or more. Similarly, the Company reviewed qualitative factors and determined that the decline was not temporary and recognized a $270 million impairment charge based upon the fair value of the investment as of December 31, 2001, as determined by the market value of Hughes common stock on that date. The impairment recognized on the Company’s investment in Columbia

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

House was based upon a fair value determined from a pending sale agreement. The remaining impairment charges of approximately $1 billion related to over 125 separate investment positions, which were determined in a similar manner.

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

In the first quarter of 2002, AOL Time Warner will adopt new rules for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to the Company’s operating segments, will impact the amount of impairment to be recognized upon adoption of the new accounting standard. It is expected that the adoption of FAS 142 will result in a noncash charge of approximately $54 billion, and will be reflected as a cumulative effect of an accounting change.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

•
For AOL Time Warner’s network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

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

AOL TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
December 31,
(millions, except per share amounts)

	2001	2000
	(Restated)
ASSETS
Current assets
Cash and equivalents	$719	$2,610
Short-term investments	—	886
Receivables, less allowances of $1.889 billion and $97 million	6,054	613
Inventories	1,791	47
Prepaid expenses and other current assets	1,687	471

Total current assets	10,251	4,627
Noncurrent inventories and film costs	6,853	—
Investments, including available-for-sale securities	6,886	3,824
Property, plant and equipment	12,669	1,041
Music catalogues and copyrights	2,927	—
Cable television and sports franchises	27,109	—
Brands and trademarks	10,684	—
Goodwill and other intangible assets	128,334	816
Other assets	2,791	470

Total assets	$208,504	$10,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,266	$107
Participations payable	1,253	—
Royalties and programming costs payable	1,515	—
Deferred revenue	1,451	1,063
Debt due within one year	48	2
Other current liabilities	6,443	1,158

Total current liabilities	12,976	2,330
Long-term debt	22,792	1,411
Deferred income taxes	11,231	—
Deferred revenue	1,048	223
Other liabilities	4,839	87
Minority interests	3,591	—
Shareholders’ equity
Series LMCN-V common stock, $.01 par value, 171.2 million shares outstanding at December 31, 2001	2	—
AOL Time Warner (and America Online as predecessor) common stock, $.01 par value, 4.258 and 2.379 billion shares outstanding	42	24
Paid-in capital	155,172	4,946
Accumulated other comprehensive income, net	49	61
Retained earnings (loss)	(3,238)	1,696

Total shareholders’ equity	152,027	6,727

Total liabilities and shareholders’ equity	$208,504	$10,778

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2001	2000	1999
	(Restated)	(Restated)
Revenues:
Subscriptions	$15,657	$4,777	$3,874
Advertising and commerce	8,260	2,273	1,240
Content and other	13,307	555	610

Total revenues(a)	37,224	7,605	5,724
Cost of revenues(a)	(20,591)	(3,866)	(3,324)
Selling, general and administrative(a)	(9,079)	(1,864)	(1,390)
Amortization of goodwill and other intangible assets	(7,186)	(99)	(68)
Merger-related costs	(250)	(10)	(123)

Operating income (loss)	118	1,766	819
Interest income (expense), net	(1,353)	275	138
Other income (expense), net(a)	(3,567)	(208)	677
Minority interest income	46	—	—

Income (loss) before income taxes and discontinued operations	(4,756)	1,833	1,634
Income tax provision	(139)	(712)	(607)

Income (loss) before discontinued operations	(4,895)	1,121	1,027
Discontinued operations, net of tax	(39)	—	—

Net income (loss)	$(4,934)	$1,121	$1,027

Basic net income (loss) per common share before discontinued operations	$(1.11)	$0.48	$0.47

Discontinued operations	—	—	—

Basic net income (loss) per common share	$(1.11)	$0.48	$0.47

Average basic common shares	4,429.1	2,323.0	2,199.0

Diluted net income (loss) per common share before discontinued operations	$(1.11)	$0.43	$0.40

Discontinued operations	—	—	—

Diluted net income (loss) per common share	$(1.11)	$0.43	$0.40

Average diluted common shares	4,429.1	2,595.0	2,599.0

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenue	721	$99	$68
Cost of revenues	(327)	—	—
Selling, general and administrative	10	10	6
Other income (expense), net	11	—	—

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2001	2000	1999
	(Restated)	(Restated)
OPERATING ACTIVITIES
Net income (loss)	$(4,934)	$1,121	$1,027
Adjustments for noncash and nonoperating items:
Depreciation and amortization	8,936	443	316
Amortization of film costs	2,380	—	—
Loss on writedown of investments	2,537	465	—
Net gains on sale of investments	(34)	(358)	(681)
Equity in losses of other investee companies after distributions	975	36	5
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(469)	(84)	(134)
Inventories	(2,801)	—	—
Accounts payable and other liabilities	(1,973)	996	1,543
Other balance sheet changes	68	(668)	(436)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	596	—	—

Cash provided by operating activities	5,281	1,951	1,640

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	690	—	—
Investment in available-for-sale securities	(527)	(283)	(1,703)
Other investments and acquisitions	(3,650)	(2,065)	(773)
Capital expenditures and product development costs from continuing operations	(3,213)	(778)	(612)
Capital expenditures from discontinued operations	(408)	—	—
Investment proceeds from available-for-sale securities	30	527	228
Other investment proceeds	1,821	285	541
Other	—	(2)	(28)

Cash used by investing activities	(5,257)	(2,316)	(2,347)

FINANCING ACTIVITIES
Borrowings	10,692	104	1,286
Debt repayments	(9,900)	(1)	(22)
Redemption of mandatorily redeemable preferred securities of Subsidiary	(575)	—	—
Proceeds from issuance of stock, primarily exercise of stock option and dividend reimbursement plans	926	318	494
Repurchases of common stock	(3,031)	—	—
Dividends paid and partnership distributions for continuing operations	(4)	—	—
Dividends paid and partnership distributions for discontinued operations	(59)	—	—
Other	36	—	(29)

Cash provided (used) by financing activities	(1,915)	421	1,729

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,891)	56	1,022
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,610	2,554	1,532

CASH AND EQUIVALENTS AT END OF PERIOD	$719	$2,610	$2,554

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(restated; millions)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE AT DECEMBER 31, 1998	$20	$2,134	$(292)	$1,862
Net income	—	—	1,027	1,027
Unrealized gains on securities, net of $820 million tax provision	—	—	1,339	1,339

Comprehensive income	—	—	2,366	2,366
Investment in Gateway Inc.	—	100	—	100
Shares issued in connection with the conversion of convertible debt	—	101	—	101
Shares issued pursuant to stock option, warrant and employee stock purchase plans, including $551 million tax benefit	3	1,032		1,035
Amortization of compensatory stock options	—	21	—	21
Sale of stock, net	—	10	—	10
Other	—	868	(32)	836

BALANCE AT DECEMBER 31, 1999	23	4,266	2,042	6,331
Net income	—	—	1,121	1,121
Realized and unrealized losses on derivative financial instruments, net of a $1 million tax benefit	—	—	(1)	(1)
Unrealized losses on securities, net of $861 million tax benefit	—	—	(1,405)	(1,405)

Comprehensive loss	—	—	(285)	(285)
Shares issued for acquisitions	—	275	—	275
Shares issued in connection with the conversion of convertible debt	—	244	—	244
Shares issued pursuant to stock option and employee stock purchase plans, including $711 million tax benefit	1	1,028	—	1,029
Amortization of compensatory stock options	—	13	—	13
Other	—	(880)	—	(880)

BALANCE AT DECEMBER 31, 2000	24	4,946	1,757	6,727
Shares issued in connection with the America Online-Time Warner merger	19	146,411	—	146,430
Reversal of America Online’s deferred tax valuation allowance	—	4,439	—	4,439

Balance at December 31, 2000 adjusted to give effect to America Online-Time Warner merger	43	155,796	1,757	157,596
Net loss(a)	—	—	(4,934)	(4,934)
Foreign currency translation adjustments	—	—	(11)	(11)
Unrealized gains on securities, net of $2 million tax provision(a)	—	—	4	4
Realized and unrealized losses on derivative financial instruments, net of $3 million tax benefit	—	—	(5)	(5)

Comprehensive (loss)	—	—	(4,946)	(4,946)
Repurchases of AOL Time Warner common stock	(1)	(3,045)	—	(3,046)
Shares issued pursuant to stock options, restricted stock, dividend reinvestment and benefit plans including $1.446 billion income tax benefit	2	2,421	—	2,423

BALANCE AT DECEMBER 31, 2001	$44	$155,172	$(3,189)	$152,027

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

Basis of Presentation

Restatement of Prior Financial Information

The Company is conducting an internal review of certain advertising and commerce transactions at the AOL segment under the direction of the Company’s Chief Financial Officer. In connection with this internal review, the financial results for each of the quarters ended September 30, 2000 through June 30, 2002 are being restated. The total impact of the adjustments is a reduction of the Company’s consolidated advertising and commerce revenues of $190 million over these eight quarterly periods, with corresponding reductions in EBITDA and operating income and net income for that same time period of $97 million, $83 million and $46 million, respectively. For the AOL segment, the impact of the adjustments is a reduction of advertising and commerce revenues of $168 million over these eight quarterly periods, with corresponding reductions in EBITDA and operating income for that same time period of $97 million and $83 million, respectively. The remaining impact on the Company’s consolidated advertising and commerce revenues of $22 million represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments. The adjustments represent approximately 1% of the AOL segment’s total revenues for that same two-year period, approximately 3.4% of its advertising and commerce revenues, approximately 1.9% of its EBITDA and approximately 2.1% of its operating income. The largest impact of the adjustments is in the quarter ended September 30, 2000, where advertising and commerce revenues are

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced by $66 million, and both EBITDA and operating income are reduced by $30 million and net income is reduced by $18 million. The restatement results in a decrease in basic earnings per share of $0.01 in both the third and fourth quarters of 2000.

The financial results presented in this report reflect the impact of the adjustments being made in the restatement of the Company’s financial results. For the twelve months ended December 31, 2001 and 2000, the total impact is a reduction of the Company’s consolidated advertising and commerce revenues of $90 million and $88 million, respectively, with corresponding reductions in EBITDA of $31 million and $52 million, respectively, operating income of $22 million and $51 million, and net income of $13 million and $31 million, respectively. For the AOL segment, for the twelve months ended December 31, 2001 and 2000, the impact of these adjustments is a reduction of advertising and commerce revenues of $74 million and $88 million, respectively, with corresponding reductions in EBITDA of $31 million and $52 million, and operating income of $22 million and $51 million, respectively. The remaining impact on advertising and commerce revenues of $16 million for the twelve months ended December 31, 2001 represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

Based on the substantial work done to date, the Company does not expect any further restatements as a result of its internal review. However, the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) are investigating the financial reporting and disclosure practices of the Company. The Company cannot predict the outcome of these investigations at this time. The Company will continue its efforts to cooperate with the investigations.

In addition to the restatement of prior financial information relating to certain advertising and commerce transactions at the AOL segment, the financial information contained herein reflects the adoption of new accounting pronouncements in the first quarter of 2002, which require the retroactive restatement of all periods presented. These adjustments are discussed in detail under “Revenue Classification Changes” on page F-32. In addition, during the third quarter of 2002, Advance/Newhouse Partnership assumed responsibility for the day-to-day operations of certain cable systems held by the Time Warner Entertainment – Advance/Newhouse Partnership. As a result, the Company has deconsolidated the financial results of these systems and has retroactively presented such results as discontinued operations for all periods presented. Details of the transaction resulting in the discontinued operations and the impact of the discontinued operations are provided under “Restructuring of TWE-A/N and Road Runner” below.

Restructuring of TWE-A/N and Road Runner

As of December 31, 2001, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to August 1, 2002, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 66% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). Prior to August 1, 2002, AOL Time Warner’s interest in Road Runner was accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

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

The Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the year ended December 31, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. The deconsolidation of the Advance/Newhouse Systems did not impact 2000 historical results because the Company’s ownership interests in these systems were acquired in the Merger. As of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed in the restructuring.

As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, during the third quarter of 2002, AOL Time Warner began consolidating the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

In connection with the TWE-A/N restructuring, AOL Time Warner recognized a noncash pretax gain of approximately $1.4 billion during the third quarter of 2002, which is included as part of discontinued operations. Of this gain, approximately $1.2 billion related to the difference between the carrying value and fair value of AT&T’s interest in the Advance/Newhouse Systems, with the fair value being determined by reference to the fair value of AT&T’s additional interest acquired in the remaining TWE-A/N systems. However, because this gain relates in large part to AT&T’s interest in TWE-A/N, it is substantially offset by minority interest expense, which is similarly included as part of discontinued operations. The remaining pretax gain of $188 million relates to the amount that the fair value of AOL Time Warner’s acquired interest in the TWE-A/N systems remaining under the control of AOL Time Warner exceeded the carrying value of AOL Time Warner’s interest in the Advance/Newhouse Systems, and primarily relates to the portion of TWE-A/N debt assumed by Advance/Newhouse in excess of its pro rata share in effective compensation for certain adverse tax consequences to the Company as a result of the restructuring. The gain is significantly less than the gain recognized by AT&T because the carrying value of AOL Time Warner’s interest in TWE-A/N, including its interest in the Advance/Newhouse Systems, was recently adjusted to fair value as part of the purchase accounting for the Merger. The $188 million pretax gain is also included as part of discontinued operations during the third quarter of 2002. Exclusive of the gains associated with these transactions recognized during the third quarter of 2002, the impact of the TWE-A/N restructuring on AOL Time Warner’s consolidated net income is substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s historical one-third interest was reflected as minority interest expense. As stated previously, this historical minority interest expense is currently classified as part of the discontinued operations for all periods presented. Additionally, there is no impact on AOL Time Warner’s consolidated net income of consolidating Road Runner since the Company had previously accounted for its interest in Road Runner under the equity method of accounting.

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

Because the Merger was not consummated on or before December 31, 2000, the accompanying financial statements and notes for 2000 and 1999 reflect only the financial results of America Online, as predecessor to AOL Time Warner. The Time Warner 2000 and 1999 financial results are presented in the Company’s Current Report on Form 8-K/A filed February 9, 2001. In addition, the following supplemental unaudited pro forma information for 2000 assumes that the Merger was consummated on January 1, 2000.

2000 Pro Forma
(millions)
Revenues	$35,379
Operating loss	(689)
Loss before discontinued operations and cumulative effect of accounting change	(3,914)
Basic and diluted net loss per common share before discontinued operations and cumulative effect of accounting change	$(0.91)

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Principles

Revenue Classification Changes

Securities and Exchange Commission Staff Accounting Bulletin No. 101

In the fourth quarter of 2000, the Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While the Company’s existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified. As a result of applying the provisions of SAB 101, the Company’s revenues and costs were reduced by an equal amount of $161 million for 2000 and $29 million for 1999.

Emerging Issues Task Force Issue No. 01-09

In April 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002 and requires retroactive restatement of all periods presented to reflect the new accounting provisions. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs presented herein were reduced by an equal amount of approximately $195 million in 2001, approximately $10 million for 2000 and $0 in 1999.

Reimbursement of “Out-of-Pocket” Expenses

In November 2001, the FASB Staff issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. Topic D-103 was effective for AOL Time Warner in the first quarter of 2002 and required retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of this classification change, AOL Time Warner presents cable franchise taxes collected from subscribers as revenues. As a result of applying the guidance of Topic D-103, the Company’s revenues and costs presented herein were increased by an equal amount of approximately $388 million in 2001 with no impact on 2000 or 1999.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of this initial review for impairment, AOL Time Warner expects to record a noncash charge of approximately $54 billion upon adoption of the new accounting standard in the first quarter of 2002. Such charge is non-operational in nature and will be reflected as a cumulative effect of an accounting change.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effect of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions.

AOL Time Warner has certain accounts receivable facilities that provide for the accelerated receipt of cash on available accounts receivables. These securitization transactions are accounted for as a sale in accordance with FAS 140 because the Company relinquished control of the receivables. Since the Company has relinquished control over these receivables and does not control the Qualifying SPE that holds the receivables, the amounts held in these securitization facilities are not included in the consolidated financial statements of the Company.

Investment Impairments

The Company’s investments are comprised of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues and Costs

AOL

Subscription revenues are recognized over the period that services are provided. Advertising and commerce revenues and content and other revenues are recognized as the services are performed or when the goods are delivered. AOL generates advertising revenues based on two types of contracts: standard and nonstandard. The revenues derived from standard advertising contracts, in which AOL provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. The revenues derived from nonstandard advertising contracts, which provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized, on a straight-line basis, over the term of the contract, provided AOL is meeting its obligations under the contract (e.g., delivery of impressions). In cases where refund arrangements exist, upon the expiration of the condition related to the refund, revenue directly related to the refundable fee is recognized on a straight-line basis over the remaining term of the agreement. Deferred revenue consists primarily of prepaid electronic commerce and advertising fees, and monthly and annual prepaid subscription fees billed in advance.

AOL enters into rebate and other promotional programs with its commerce partners. During 1999, AOL began to offer cash rebates to subscribers who agree to subscribe for a defined period of time. AOL capitalizes the cost of the rebates and amortizes the amount on a straight-line basis as a reduction of revenues over the period in which the subscription services are performed and/or goods are

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

, typically not to exceed three years. This treatment is consistent with the guidance in EITF 01-09. Capitalized rebates amounted to $245 million as of December 31, 2001 and $358 million as of December 31, 2000. Rebates considered current assets are included within Prepaid expenses and other current assets and amounted to $150 million as of December 31, 2001 and $169 million as of December 31, 2000. Rebates not considered current assets are included within Other assets and amounted to $95 million as of December 31, 2001 and $189 million as of December 31, 2000.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

AOL Time Warner expenses advertising costs for theatrical and television product as incurred in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 00-2, “Accounting by Producers and Distributors of Films (“SOP 00-2”). Other advertising costs, including advertising associated with the launch of new cable channels and products, are generally expensed upon the first exhibition of the advertisement in accordance with AICPA SOP 93-7, “Reporting on Advertising Costs.“ Advertising expense was $3.757 billion in 2001, $829 million in 2000 and $575 million in 1999. In addition, the Company had deferred advertising costs of $47 million at December 31, 2001 and $23 million at December 31, 2000, which primarily related to prepaid advertising, which will be expensed upon first exhibition of the advertisement.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight–line method over useful lives ranging up to forty years for buildings and related improvements and up to sixteen years for furniture, fixtures, and other equipment. For cable television plant upgrades and cable converters and modems, depreciation is provided generally over useful lives of 16 and 3-5 years, respectively. Property, plant and equipment consists of:

	December 31,
	2001	2000
	(millions)
Land and buildings	$2,107	$440
Cable television equipment	9,966	—
Furniture, fixtures and other equipment	4,310	1,297

	16,383	1,737
Less accumulated depreciation	(3,714)	(696)

Total	$12,669	$1,041

The Company periodically reviews the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized to the extent that the carrying value of such asset is greater than its fair value.

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

AOL’s subscription services are comprised of various features, which contribute to the overall functionality of the services. AOL capitalizes costs incurred for the production of computer software that generates the functionality within its products. Capitalized costs typically include direct labor and related overhead for software produced by AOL as well as the cost of software purchased from third parties. Costs incurred on a product prior to the determination that the product is technologically feasible, as well as maintenance costs of established products, are expensed as incurred. All costs in the software development process that are experimental in nature are classified as research and development and are expensed as incurred until the technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. Included in cost of revenues are research and development costs totaling $105 million in 2001, $129 million in 2000 and $131 million in 1999. The total net book value of capitalized software costs was approximately $325 million and $243 million as of December 31, 2001 and December 31, 2000, respectively.

Intangible Assets

As a creator and distributor of branded information and entertainment copyrights, AOL Time Warner has a significant and growing number of intangible assets, including goodwill, cable television and sports franchises, film and television libraries,

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As discussed previously, AOL Time Warner amortizes goodwill, cable television franchises and sports franchises over a weighted-average useful life of twenty-five years using the straight-line method. Film and television libraries, music catalogues and copyrights, and other intangible assets are amortized over a weighted-average useful life of up to twenty years using the straight-line method. Brands and trademarks are amortized over a weighted-average useful life of thirty-four years using the straight-line method. Amortization of goodwill and intangible assets was $7.186 billion in 2001, $99 million in 2000 and $68 million in 1999. Accumulated amortization of goodwill and intangible assets was $8.594 billion at December 31, 2001 and $224 million at December 31, 2000.

AOL Time Warner periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether an impairment may exist. AOL Time Warner considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets or goodwill will not be recovered from the undiscounted future cash flows, the carrying value of such intangible assets or goodwill would be considered impaired. An impairment charge for intangible assets is measured as any deficiency in the amount of estimated fair value of the acquired intangible assets over its carrying value. An impairment charge for goodwill is measured as any deficiency in the amount of estimated undiscounted future cash flows, determined on an enterprise-wide basis, in relation to the net shareholders’ equity of AOL Time Warner.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following summary sets forth the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Losses	Unrealized Gains on Securities	Derivative Financial Instrument Losses	Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at December 31, 1998	$—	$128	$—	$128
1999 activity	—	1,339	—	1,339

Balance at December 31, 1999	—	1,467	—	1,467
2000 activity	—	(1,405)	(1)	(1,406)

Balance at December 31, 2000	—	62	(1)	61
2001 activity	(11)	4	(5)	(12)

Balance at December 31, 2001	$(11)	$66	$(6)	$49

Reclassifications

Certain reclassifications have been made to the prior year’s financial information to conform to the 2001 presentation.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2000, America Online entered into several business combinations accounted for under the purchase method of accounting, including the acquisitions of 100% of Quack.com, Inc., iAmaze, Inc., LocalEyes Corporation and the 20% interest in Digital City, Inc. that it did not already own. The aggregate purchase price, including transaction costs, was approximately $357 million. America Online recognized goodwill of approximately $343 million on these acquisitions which is being amortized over useful lives of up to 10 years. The financial results of these acquisitions have been included in America Online’s financial results since their respective acquisition dates. In addition, America Online completed mergers with Prophead Development, Inc. (“Prophead”) and MapQuest.com Inc. (“MapQuest”) which were accounted for using the pooling-of-interests method. In connection with these mergers, America Online issued approximately 12.3 million shares for all of the outstanding common shares of the acquired companies. As Prophead’s historical results were not material in relation to those of America Online, the financial information prior to the acquisition of Prophead has not been restated to reflect the results of this acquisition. The accompanying financial statements have been restated to include the results of MapQuest for all periods presented. For the years ended December 31, 2000 (through the date of the merger) and 1999, MapQuest’s revenues were approximately $22 million and $35 million, respectively, and the net loss was approximately $22 million and $18 million, respectively.

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

3.    MERGER-RELATED COSTS

In accordance with generally accepted accounting principles, AOL Time Warner generally treats merger-related costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger-related costs do not meet the criteria for capitalization and are expensed as incurred, including merger-related costs incurred in business combinations accounted for using the pooling-of-interests method of accounting. Merger-related costs expensed as incurred were $250 million in 2001, $10 million in 2000 and $123 million in 1999.

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

Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits. Employee termination costs occurred across most Time Warner business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 8,200. As of December 31, 2001 approximately 5,500 of the terminations and relocations had occurred. The

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining 2,700 terminations and relocations are anticipated to occur during 2002 or are no longer expected to occur. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $300 million were made in 2001. As of December 31, 2001, the remaining liability of approximately $580 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

The restructuring accrual also includes approximately $460 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company plans to consolidate certain operations and has exited other under-performing operations, including the Studio Store operations of the Filmed Entertainment segment in which various leases were terminated and the closing of the World Championship Wrestling operations of the Networks segment in which certain contractual payments were required to be paid. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $165 million in 2001. As of December 31, 2001, the remaining liability of approximately $295 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner are as follows (in millions):

	Employee Termination	Other Exit Costs	Total
Initial accruals	$565	$400	$965
Incremental accruals	315	60	375
Cash paid	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	$580	$295	$875

Merger-Related Costs Expensed as Incurred

During 2001, the restructuring plans also include approximately $250 million, which was expensed in accordance with generally accepted accounting principles and is included in “merger-related costs” in the accompanying consolidated statement of operations. Of the $250 million, approximately $153 million relates to employee termination benefits and $97 million relates to other exit costs. The other exit costs relate to contractual terminations for various leases and contractual commitments relating to terminated projects, including the termination of the iPlanet alliance with Sun Microsystems Inc. The number of employees expected to be terminated at the AOL segment was 2,430. As of December 31, 2001, approximately 2,300 of the terminations had occurred. The severed employees spanned all major departments and divisions within the AOL segment, including Technology, Digital City, MapQuest, AOL Brand, Member Services, Interactive Marketing, Compuserve, Business Affairs, AIM/ICQ, Wireless Strategy, Spinner, Acquisition Marketing, iPlanet, Technology & Systems Development, AOL Products, Interactive Properties and Netscape. These merger-related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Time Warner. As of December 31, 2001, approximately $105 million of the $250 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

	Employee Termination	Other Exit Costs	Total
Initial accruals	$153	$97	$250
Cash paid	(107)	(38)	(145)

Restructuring liability as of December 31, 2001	$46	$59	$105

Other Mergers

Merger-Related Costs Treated as Expense

During 2000 and 1999, America Online recognized merger-related costs of $10 million and $123 million, respectively, primarily related to the acquisitions of MapQuest, Tegic, Moviefone, Spinner, Nullsoft, and Netscape. These charges primarily consisted of investment banker fees, contract termination fees, severance and other personnel costs, fees for legal and accounting services and other expenses directly related to these merger transactions. All of these costs were paid as of December 31, 2000. These costs were expensed in accordance with generally accepted accounting principles covering acquisitions using the pooling-of-interests method of accounting and are included in “merger-related costs” in the accompanying consolidated statement of operations in 2000 and in 1999.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    CABLE-RELATED TRANSACTIONS AND INVESTMENTS

Time Warner Telecom

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the priority of Undistributed Contributed Capital, AOL Time Warner’s ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 2001 and priority capital rates of return thereon is as set forth below:

Priority of Undistributed Contributed Capital	Undistributed Contributed Capital(a)		Cumulative Priority Capital		Priority Capital Rates of Return(b)	% Owned by AOL Time Warner
	(billions)
Series A Capital	$5.6		$18.8		13.00%	74.49%
Series B Capital	2.9	(c)	10.0		13.25%	100.00%
Residual Capital	3.3	(c)	3.3	(d)	— (d)	74.49%

(a)	Excludes partnership income or loss allocated thereto.

(b)	To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11.00% and 11.25%, respectively.

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

As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. As a result, TWE’s 2001 net loss reflects additional amortization generated by the intangible assets and goodwill established in connection with this allocation. TWE reported a net loss of $1.032 billion for 2001. Because of the priority rights over allocations of income/loss and distributions of TWE held by the AOL Time Warner General Partners, $1.015 billion of TWE’s loss for 2001 was allocated to AOL Time Warner and $45 million was allocated to AT&T. However, the allocation of a portion of TWE’s loss to AT&T in 2001 was almost entirely offset by the allocation to AT&T of $28 million pretax gains attributable to AT&T that were recognized in connection with the sale or exchange of various cable television systems at TWE.

Under the partnership agreement, the Series B Capital owned by the AOL Time Warner General Partners could have been increased if certain operating performance targets were achieved over a ten-year period ending on December 31, 2001. However,

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2001, the AOL Time Warner General Partners had recorded $446 million of stock option related distributions due from TWE, based on a closing price of AOL Time Warner common stock of $32.10. AOL Time Warner is paid when the options are exercised. The AOL Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During 2001, the AOL Time Warner General Partners received distributions from TWE in the amount of $317 million, consisting of $53 million of tax-related distributions and $264 million of stock option related distributions. In addition to the tax and stock option distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

AOL Time Warner’s investments, including available-for-sale securities, consist of:

	December 31,
	2001	2000
	(millions)
Equity-method investments	$4,298	$231
Cost-method investments(a)	646	2,079
Fair-value investments, including equity derivative instruments(a)	1,942	1,514

Total	$6,886	$3,824

(a)	As of December 31, 2001, the fair value of AOL Time Warner’s cost-method and fair-value investments, including equity derivative instruments, was approximately $2.6 billion.

The following discussion highlights developments in AOL Time Warner’s investments, including available-for-sale securities and equity derivative instruments.

Investment Write-Downs

The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines, and to reflect market fluctuations in equity derivative instruments. These charges were approximately $2.532 billion in 2001, including $49 million relating to equity derivative instruments, and $535 million in 2000, including $70 million relating to equity derivative instruments, and are included in other income (expense), net, in the accompanying consolidated statement of operations.

Included in the 2001 charge are impairments on AOL Time Warner’s investment in Time Warner Telecom of approximately $1.2 billion, the Columbia House Company Partnerships (“Columbia House”), a 50%-owned equity investee, of approximately $90 million and Hughes Electronics Corp. of approximately $270 million. The value of the Time Warner Telecom investment was adjusted upward in the Merger by over $2 billion to its estimated fair value. Since that time, Time Warner Telecom’s share price has declined significantly, and as of December 31, 2001 the fair value of the investment had declined below its cost basis for a period of six months or more. The Company reviewed qualitative factors in accordance with its investment policy and determined that the decline in value was other-than-temporary; therefore, a $1.2 billion impairment charge was recognized based upon the closing value of Time Warner Telecom common stock as of December 31, 2001. In addition, during the fourth quarter of 2001, the value of the Company’s investment in Hughes had declined greater than 20% below the investment’s cost basis for a period of six months or more. Similarly, the Company reviewed qualitative factors and determined that the decline was other-than-temporary and recognized a $270 million impairment charge based upon the fair value of the investment as of December 31, 2001, as determined by the value of Hughes common stock on that date. The impairment recognized on the Company’s investment in Columbia House was based upon a fair value determined by management. The remaining impairment charges of approximately $1 billion related to over 125 separate investment positions, which were generally determined in a similar manner.

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

Investment Gains

During 2000, AOL Time Warner recognized pretax gains on the sale of investments of $275 million. The $275 million is comprised of approximately $118 million relating to the Company’s investment in Liberate Technologies (“Liberate”), approximately $142 million relating to the Company’s investment in AdForce Inc. (“AdForce”) and $15 million of other gains. The gain relating to Liberate resulted from the sale of Liberate common stock on the open market, for which the Company received cash proceeds of approximately $118 million. The Company’s cost basis in the Liberate shares sold was negligible. The gains relating to AdForce resulted from the acquisition of AdForce Inc. by CMGI Inc. (“CMGI”) for $500 million in stock. Under the terms of the acquisition, the Company’s shares of AdForce common stock were converted into shares of CMGI common stock. Pursuant to EITF 91-5, “Nonmonetary Exchange of Cost-Method Investments”, the Company recognized a gain of approximately $134 million on this transaction based upon the fair value of CMGI common stock received. Shortly after this merger, the Company sold its position in CMGI on the open market for approximately $151 million, resulting in an additional gain of approximately $8 million. During 1999, the Company recognized $678 million in pretax gains on the sale of investments, relating to a $567 million gain on the cash sale of investments in Excite, Inc. and $111 million of other gains.

In addition to the gains discussed above, during 2001, 2000 and 1999, AOL Time Warner recognized pretax gains related to the sale or exchange of a number of other investments within AOL Time Warner’s investment portfolio. These amounts were $34 million in 2001, $117 million in 2000 and $14 million in 1999.

All of the investment gains have been classified in other income (expense), net in the accompanying consolidated statements of operations.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity-Method Investments

At December 31, 2001, companies accounted for using the equity method and the ownership percentage held by AOL Time Warner on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N) include: AOL Europe (then 49.5% owned), AOL Latin America (50% owned), AOL Canada (80% owned), Time Warner Telecom (44% owned), Road Runner (66% owned), certain cable television system joint ventures (generally 25-40% owned), Courtroom Television Network LLC (37.25% owned), Columbia House (50% owned), other music joint ventures (generally 50% owned), and Comedy Partners, L.P. (37.25% owned). A summary of combined financial information as reported by the equity investees of AOL Time Warner is set forth below:

	Years Ended December 31,
	2001	2000	1999
	(millions)
Operating Results:
Revenues	$4,741	$860	$503
Operating loss	(1,323)	(633)	(51)
Net loss	(1,753)	(630)	(62)
Balance Sheet:
Current assets	1,626	508	286
Total assets	8,150	780	481
Current liabilities	3,761	390	201
Total liabilities	7,500	396	214
Total shareholders’ equity (deficit) or partners’ capital	650	384	267

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AOL Time Warner has investments accounted for using the equity method of accounting that are publicly traded, including AOL Latin America and Time Warner Telecom. Based upon the respective closing share prices as of December 31, 2001, the fair value of AOL Time Warner’s investments in AOL Latin America and Time Warner Telecom approximated $546 million and $890 million, respectively. Summary financial information for Time Warner Telecom, including revenues, for the year ended December 31, 2001 is provided as supplemental information.

Revenues	$738
Operating income (loss)	(30)
Net income (loss)	(81)

Available-For-Sale Securities

As of December 31, 2001, included in fair value securities are available-for-sale securities with a fair value of $1.911 billion. The gross unrealized gains of $136 million and gross unrealized losses of $26 million have been recorded, net of deferred taxes of $44 million, in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss).

As of December 31, 2000, included in fair value securities are available-for-sale securities with a fair value of $507 million. The gross unrealized gains of $188 million and gross unrealized losses of $89 million have been recorded, net of deferred taxes of $38 million, in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss).

9.    INVENTORIES AND FILM COSTS

Inventories and film costs consist of:

	December 31,
	2001	2000
	(millions)
Programming costs, less amortization	$2,545	—
Magazines, books, recorded music and other merchandise	553	47
Film costs—Theatrical:
Released, less amortization	847	—
Completed and not released	356	—
In production	381	—
Development and pre-production	290	—
Film costs—Television:
Released, less amortization	162	—
Completed and not released	95	—
In production	59	—
Development and pre-production	2	—
Film costs—Library, less amortization	3,354	—

Total inventories and film costs	8,644	47
Less current portion of inventory(a)	1,791	47

Total noncurrent inventories and film costs	$6,853	$—

(a)
Current inventory as of December 31, 2001 is comprised of programming inventory at the Networks segment (approximately $1.238 billion), books at the Publishing segment (approximately $219 million), videocassettes, DVDs and compact discs at the Filmed Entertainment and Music segments (approximately $279 million), and general merchandise, primarily at the AOL segment (approximately $55 million).

Excluding the library, approximately 92% of unamortized film costs for released films is expected to be amortized within three years. Approximately $1.1 billion of released and completed and not released film costs are expected to be amortized during the next twelve months. At December 31, 2000, AOL Time Warner had current inventory of $47 million.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-Term Debt

Long-term debt consists of:

	Weighted Average Interest Rate at December 31, 2001	Maturities	2001 Committed Capacity	2001 Unused Capacity	Outstanding Debt at December 31,
					2001	2000
					(millions)
Bank credit agreement debt and commercial paper programs	2.31%	2002-2004	$14,608	$9,663	$4,945	$—
Fixed-rate public debt(a)	6.88%	2002-2036	17,615	—	17,615	1,322
Other fixed-rate obligations(b)	—	—	280	—	280	91
Variable-rate senior notes	—	—	—	—	—	—

Total			32,503	9,663	22,840	1,413
Debt due within one year(c)			(48)	—	(48)	(2)

Total long-term debt			$32,455	$9,663	$22,792	$1,411

(a)	Includes Zero-Coupon Convertible Subordinated Notes held at AOL, which are reflected net of unamortized original issuance discount, of $1.363 billion in 2001 and $1.322 billion in 2000.

(b)	Includes obligations under capital leases.

(c)	Debt due within one year relates to other fixed-rate obligations.

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

$5 Billion Commercial Paper Program and Senior Unsecured Revolving Credit Facility

In April 2001, AOL Time Warner established a $5 billion commercial paper program which is supported by a $5 billion, 364-day (“initial term”) senior unsecured revolving credit facility (the “$5 billion revolving credit facility”), borrowings under which may be repaid for a period up to two years following the initial term. The $5 billion revolving credit facility is available to support the commercial paper program and for general corporate purposes. The commercial paper program allows AOL Time Warner to issue commercial paper to investors from time to time in maturities of up to 365 days. Included as part of the $5 billion commercial paper program is a $2 billion European commercial paper program, implemented in January 2002, under which AOL Time Warner and AOL Time Warner Finance-Ireland, an indirect wholly owned subsidiary, can issue European commercial paper. Proceeds from the commercial paper offerings will be used for general corporate purposes including investments, capital expenditures, repayment of debt and financing acquisitions. There were no outstanding borrowings under the $5 billion revolving credit facility at December 31, 2001 and AOL Time Warner had issued approximately $922 million in commercial paper, leaving approximately $4.078 billion in available unused capacity.

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

Stock Option Proceeds Facility

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 17, 1997, America Online sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the “Notes”), which could be redeemed at the option of America Online on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes. On November 15, 2000, America Online exercised its option to redeem the entire amount of the Notes. Under the redemption prices set forth in the Notes, America Online was obligated to redeem the outstanding Notes at a price of 101.6% (expressed as a percentage of principal amount) together with accrued interest at the date of redemption. At the election of the noteholders, the entire outstanding principal of the Notes as of the redemption date was converted into approximately 37.7 million shares of America Online’s common stock.

Other Publicly Issued Debt

From 1992 through 1998, AOL Time Warner and certain of its subsidiaries had various public debt offerings. The maturities of these outstanding offerings ranged from 10 to 40 years and the interest rates range from 6.125% to 10.15%. At December 31, 2001, the total debt outstanding from these offerings was approximately $12.252 billion.

Variable-Rate Senior Notes

Time Warner had $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 that were redeemable at the election of the holders on December 30, 2001 (the “Five-Year Floating Rate Notes”). The Five-Year Floating Rate Notes bore interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001 at which time, if not redeemed, the

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate would be reset at a fixed rate equal to 6.59% plus a margin based upon the credit risk of TW Companies, as borrower, at such time.

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

Interest Expense and Maturities

Interest expense amounted to $1.546 billion in 2001, $55 million in 2000 and $23 million in 1999. The weighted average interest rate on AOL Time Warner’s total debt, including TWE’s debt, was 5.91% at December 31, 2001 and 3.28% at December 31, 2000.

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

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2001, the fair value of AOL Time Warner’s fixed-rate debt exceeded its carrying value by approximately $610 million. At December 31, 2000, the carrying value of fixed-rate debt exceeded the fair value by approximately $215 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

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

As proceeds for the accounts receivable sold to the SPE, AOL Time Warner receives cash, for which there is no obligation to repay, and an interest-bearing note receivable, which is included in receivables on the accompanying consolidated balance sheet. In addition, AOL Time Warner services the Pooled Receivables on behalf of the SPE. Income received by AOL Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The notes receivable, which have been adjusted to reflect the portion that is not expected to be collectible, bear an interest rate that varies with the prevailing market interest rates. The notes receivable may become uncollectible to the extent that credit losses on the underlying receivables exceed certain thresholds. For this reason and because the accounts receivables underlying the retained ownership interest that are

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold to the SPE are generally short term in nature, the fair value of the notes receivable approximated their carrying value at December 31, 2001. The notes receivable related to the sale of Pooled Receivables to an SPE reflected on AOL Time Warner’s consolidated balance sheet were $1.035 billion at December 31, 2001. Additional net proceeds received from AOL Time Warner’s accounts receivable by utilizing its accounts receivable securitization programs were $70 million in 2001. Because the accounts receivable securitization facilities relate to segments that were part of Time Warner, there were no proceeds during 2000 and 1999.

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

Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is dependent only upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. The amount of related deferred revenue reflected on AOL Time Warner’s accompanying consolidated balance sheet was $442 million at December 31, 2001. This amount represents only the amount of backlog contracts sold under this facility and does not represent the amount of total filmed entertainment backlog contracts outstanding, which was approximately $3.8 billion at December 31, 2001.

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

Rating Triggers and Financial Covenants

Each of the Company’s bank credit agreements and financing arrangements with SPEs discussed above, contain customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of outstanding debt. A breach of such covenants in the financing arrangements in SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. As of December 31, 2001 and through the date of this filing, the Company was in compliance with all covenants. As mentioned previously, the Company expects to take a noncash charge of approximately $54 billion upon adoption of FAS 142. This charge will not result in a violation of any of the Company’s debt covenants. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INCOME TAXES

Domestic and foreign pretax income (loss) are as follows:

	Years Ended December 31,
	2001	2000	1999
	(restated; millions)
Domestic	$(4,868)	$1,830	$1,654
Foreign	112	3	(20)

Total	$(4,756)	$1,833	$1,634

Current and deferred income taxes (tax benefits) provided are as follows:

	Years Ended December 31,
	2001	2000	1999
	(restated; millions)
Federal:
Current(a)	$802	$621	$473
Deferred(c)	(914)	4	51
Foreign:
Current(b)	180	2	2
Deferred	45	1	2
State and Local:
Current(a)	195	84	79
Deferred(c)	(169)	—	—

Total	$139	$712	$607

(a)
Excludes current federal and state and local tax benefits of approximately $976 million in 2001, $724 million in 2000 and $551 million in 1999 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital.

(b)	Includes foreign withholding taxes of $124 million in 2001, $2 million in 2000 and $1 million in 1999.

(c)
Excludes deferred federal and state and local tax benefits of approximately $470 million in 2001 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below.

	Year Ended December 31,
	2001	2000	1999
	(restated; millions)
Taxes on income at U.S. federal statutory rate	$(1,665)	$642	$572
State and local taxes, net of federal tax benefits	17	55	51
Nondeductible goodwill amortization	1,803	11	4
Other nondeductible expenses	18	8	3
Foreign losses with no U.S. tax benefit	—	—	7
Foreign income taxed at different rates, net of U.S. foreign tax credits	(38)	8	4
Other	4	(12)	(34)

Total	$139	$712	$607

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of AOL Time Warner’s net deferred tax (asset) liability are as follows:

	December 31,
	2001	2000
	(restated; millions)
Assets acquired in business combinations	$16,294	$—
Depreciation and amortization	1,591	—
Unrealized appreciation of certain marketable securities	—	38
Unremitted earnings of foreign subsidiaries	101	11
Other	569	108

Deferred tax liabilities	18,555	157
Tax attribute carryforwards	4,685	4,049
Accrued liabilities	440	38
Receivable allowances and return reserves	380	—
Investments, primarily related to other-than temporary declines in value	1,449	187
Other	370	332
Valuation allowance(a)	—	(4,439)

Deferred tax assets	7,324	167

Net deferred tax liability (asset)(b)	$11,231	$(10)

(a)
Prior to the Merger, the Company recorded a valuation allowance against certain of its deferred tax assets. At that time, it was more likely than not that a portion of these deferred tax benefits would not be realized. As a result of the Merger, the valuation allowance was reversed against additional paid-in-capital because the Company believes that these stock-option related deferred tax benefits will be realized.

(b)	The $10 million net deferred tax asset in 2000 is recorded in “other assets” on the accompanying consolidated balance sheet.

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

12.    MANDATORILY REDEEMABLE PREFERRED SECURITIES

Preferred Trust Securities

Subsequent to the Merger, the Company, through TW Companies, had outstanding approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary (“Preferred Trust Securities”) with an aggregate principle balance of $575 million. The sole assets of the subsidiary that was the obligor on the Preferred Trust Securities were $592 million principal amount of 8 7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions were payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities were mandatorily redeemable for cash on December 31, 2025, and TW Companies had the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances.

        On February 13, 2001, TW Companies redeemed all 23 million shares of the Preferred Trust Securities. The redemption price was $25 per security, plus accrued and unpaid distributions thereon equal to $0.265 per security. The total redemption price of $581 million was funded with borrowings under the Company’s Bank Credit Agreement.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    SHAREHOLDERS’ EQUITY

At December 31, 2001, shareholders’ equity of AOL Time Warner included 171 million shares of Series LMCN-V common stock and 4.258 billion shares of common stock (net of approximately 76 million shares of common stock in treasury). As of December 31, 2001, AOL Time Warner was authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of AOL Time Warner’s common stock, except shares of Series LMCN-V common stock have limited voting rights and are non-redeemable. The holders of Series LMCN-V Common Stock are entitled to 1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V Common Stock is convertible into one share of AOL Time Warner Common Stock at any time assuming certain restrictive provisions have been met.

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

Dilutive Securities and Holders of Record

At December 31, 2001, AOL Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 641 million shares of common stock. Similarly, AOL Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 397 million shares of common stock at December 31, 2000 and 396 million shares at December 31, 1999. In addition, AOL Time Warner has placed a number of shares of common stock in escrow under its Stock Option Proceeds Credit Facility (Note 10).

Income (Loss) Per Common Share Before Discontinued Operations

Set forth below is a reconciliation of basic and diluted income (loss) per common share before discontinued operations:

	Years Ended December 31,
	2001(a)	2000	1999
	(restated; millions, except per share amounts)
Income (loss) applicable to common shares before discontinued operations—basic	$(4,895)	$1,121	$1,027
Interest on convertible debt(b)	—	6	8

Income (loss) applicable to common shares before discontinued operations —diluted	$(4,895)	$1,127	$1,035

Average number of common shares outstanding—basic	4,429.1	2,323.0	2,199.0
Dilutive effect of stock options	—	244.0	344.0
Dilutive effect of convertible debt	—	28.0	44.0
Dilutive effect of warrants	—	—	12.0

Average number of common shares outstanding—diluted	4,429.1	2,595.0	2,599.0

Income (loss) per common share:
Basic	$(1.11)	$0.48	$0.47

Diluted	$(1.11)	$0.43	$0.40

(a)	2001 basic and diluted income (loss) per common share are the same because the effect of AOL Time Warner’s stock options, convertible debt and convertible preferred stock was antidilutive.
(b)	Reflects the savings associated with reduced interest expense that would be saved if the convertible debt was converted to equity.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options are excluded due to their antidilutive effect as a result of the option’s exercise prices being greater than the average market price of the common shares for the years ended December 31, 2000 and 1999.

14.    STOCK-BASED COMPENSATION PLANS

Effect of America Online-Time Warner Merger on Stock-Based Compensation Plans

In connection with Time Warner’s agreement to merge with America Online entered into in January 2000, all Time Warner stock options and restricted stock outstanding at that time became fully vested, pursuant to the terms of Time Warner’s stock option and restricted stock plans. In addition, on January 11, 2001, the date the Merger was consummated, each outstanding equity security of Time Warner was converted into 1.5 units of an equivalent equity security of AOL Time Warner. See Note 1 for a summary of the terms of the Merger. On January 11, 2002, the first anniversary of the Merger, certain options and restricted stock granted by America Online prior to entering into the agreement to merge with Time Warner became fully vested pursuant to the terms of America Online’s stock option and restricted stock plans.

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

	Years Ended December 31,
	2001	2000	1999
	(restated; millions, except per share amounts)
Net income (loss):
As reported	$(4,934)	$1,121	$1,027
Pro forma	$(6,365)	$468	$553
Net income (loss) per basic common share:
As reported	$(1.11)	$0.48	$0.47
Pro forma	$(1.44)	$0.20	$0.25
Net income (loss) per diluted common share:
As reported	$(1.11)	$0.43	$0.40
Pro forma	$(1.44)	$0.18	$0.22

For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (which, for 2001 reflect the impact of the Merger) used for grants in 2001, 2000 and 1999: dividend yields of 0% in all periods; expected volatility of 59.3%, 46.3% and 65%, respectively; risk-free interest rates of 4.83%, 6.22% and 5.49%, respectively; and expected lives of 5 years for all periods. The weighted average fair value of an option granted during the year was $24.89 ($14.93, net of taxes), $21.07 ($12.64, net of taxes) and $23.25 ($13.95, net of taxes) for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, AOL Time Warner granted options to certain executives at exercise prices exceeding the market price of AOL Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $67.32 and $16.68 ($10.01, net of taxes), respectively, in 2001. Above market options granted in 2000 and 1999 were not significant.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all plans is as follows:

	Thousands of Shares	Weighted-Average Exercise Price
Balance at January 1, 1999	451,618	$4.66
1999 Activity:
Granted	102,179	51.23
Exercised	(135,022)	2.64
Cancelled	(35,699)	19.43

Balance at December 31, 1999	383,076	16.42
2000 Activity:
Granted(a)	67,209	56.61
Exercised	(44,170)	6.10
Cancelled	(23,269)	39.94

Balance at December 31, 2000	382,846	$23.23
2001 Activity:
Options exchanged for outstanding Time Warner options in connection with the Merger	190,535	22.78
Granted(a)	193,257	47.53
Exercised	(108,860)	8.55
Cancelled	(30,463)	51.07

Balance at December 31, 2001	627,315	$31.88

(a)
In 2001, a special Founder’s Grant was issued to most individuals who were employees of AOL Time Warner during the year the Merger was consummated, only a portion of which is expected to be recurring in the future.

	December 31,
	2001	2000	1999
	(thousands)
Exercisable	345,895	179,710	140,910
Available for future grants	88,449	70,792	121,727

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
	(thousands)			(thousands)
Under $10.00	130,162	4.47	$3.75	120,999	$3.52
$10.01 to $ 15.00	116,696	4.24	$12.39	101,305	$12.55
$15.01 to $ 20.00	12,426	4.61	$16.64	12,091	$16.63
$20.01 to $ 30.00	22,320	5.90	$23.27	21,953	$23.29
$30.01 to $ 45.00	46,510	8.37	$38.42	13,931	$38.76
$45.01 to $ 50.00	193,053	8.56	$48.12	42,505	$47.35
$50.01 to $ 60.00	84,548	8.42	$56.61	26,256	$56.80
$60.01 to $ 90.00	21,490	8.29	$68.08	6,793	$68.94
$90.01 to $158.73	110	7.96	$96.80	62	$99.01

Total	627,315	6.64 years	$31.88	345,895	$20.03

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Plans

AOL Time Warner also has various restricted stock plans for employees and non-employee directors of the Board. Under these plans, shares of common stock are granted which do not vest until the end of a restriction period, generally between three to five years. During 2001, AOL Time Warner issued approximately 157,000 shares of restricted stock at a weighted-average fair value of $43.43. Compensation cost recognized in connection with restricted stock grants was not material.

15.    BENEFIT PLANS

AOL Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. AOL Time Warner’s common stock represents approximately 10% of defined benefit plan assets at December 31, 2001. Prior to the Merger, these defined benefit pension plans were only at Time Warner and certain of its subsidiaries. America Online did not sponsor a defined benefit pension plan. After the Merger, participation in AOL Time Warner’s defined benefit pension plans was limited to Time Warner employees who previously participated in these plans. A summary of activity for AOL Time Warner’s defined benefit pension plans for the year ended December 31, 2001 is as follows:

Year Ended December 31, 2001
(millions)
Components of Pension Expense
Service cost	$76
Interest cost	127
Expected return on plan assets	(139)
Net amortization and deferral	—

Total pension expense	$64

December 31, 2001
(millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$1,577
Service cost	76
Interest cost	127
Actuarial (gain) loss(a)	112
Benefits paid	(267)
Amendments to plan provisions	100

Projected benefit obligation at end of year	1,725

Change in Plan Assets
Fair value of plan assets at beginning of year	1,573
Actual return on plan assets	(137)
Employer contribution	273
Benefits paid	(246)

Fair value of plan assets at end of year	1,463

Underfunded projected benefit obligation	(262)
Additional minimum liability(b)	(6)
Unrecognized actuarial (gain) loss(a)	388
Effect of settlement accounting	(44)
Unrecognized prior service cost	6

Prepaid (accrued) pension expense(c)	$82

(a)	Reflects primarily an actual loss on plan assets that significantly exceeded the assumed rate of return in 2001.
(b)	The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.
(c)	Reflects a gross prepaid asset of $260 million and a gross accrued liability of $178 million in 2001.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted Average Pension Assumptions

December 31, 2001
Discount rate	7.50%
Expected return on plan assets	9%
Rate of compensation increase	4.5%

Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $163 million and $176 million as of December 31, 2001, respectively.

Employees of AOL Time Warner’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

AOL Time Warner also has certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $109 million in 2001, $13 million in 2000 and $9 million in 1999. Contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

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

Foreign Currency Risk Management

Foreign exchange contracts are used primarily by AOL Time Warner to hedge the risk that unremitted or future royalties and license fees owed to AOL Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen and European currency, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars. Therefore, the hedging period covers a fifteen-month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months to provide continuing coverage throughout the hedging period. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk. At December 31, 2001, AOL Time Warner had effectively hedged approximately 75% of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the hedging period.

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

At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates, including net contracts for the sale of $206 million of Japanese yen and $121 million of European currency, and net contracts for the purchase of $82 million of the British pound. AOL Time Warner had deferred approximately $13 million of net gains on foreign exchange contracts at December 31, 2001, which is expected to be substantially recognized in income over the next twelve months. AOL Time Warner recognized $33 million in gains in 2001 on foreign exchange contracts. There were no foreign exchange contracts in either 2000 or 1999. These amounts were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. During

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, approximately $2 million of the total gain was the result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur within the specified time period.

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

	Year ended December 31,
	2001	2000	1999
	(restated; millions)
Revenues(a)
AOL	$8,615	$7,605	$5,724
Cable(b)	6,028	—	—
Filmed Entertainment	8,759	—	—
Networks	7,050	—	—
Music	4,036	—	—
Publishing	4,689	—	—
Intersegment elimination	(1,953)	—	—

Total revenues	$37,224	$7,605	$5,724

(a)
Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 and 2000 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $193 million for 2001 and reduce revenues and costs by equal amounts of approximately $10 million for 2000 and $0 for 1999.

(b)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s revenues of $1.247 billion.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Year ended December 31,
	2001	2000	1999
	(restated; millions)
Intersegment Revenues
AOL	$228	$—	$—
Cable	58	—	—
Filmed Entertainment	784	—	—
Networks	544	—	—
Music	302	—	—
Publishing	37	—	—

Total intersegment revenues	$1,953	$—	$—

	Year ended December 31,
	2001	2000	1999
	(restated; millions)
EBITDA(a)
AOL	$2,914	$2,298	$1,335
Cable(b)	2,628	—	—
Filmed Entertainment	1,017	—	—
Networks	1,797	—	—
Music	419	—	—
Publishing	909	—	—
Corporate	(294)	(79)	(77)
Merger-related costs	(250)	(10)	(123)
Intersegment elimination	(86)	—	—

Total EBITDA	$9,054	$2,209	$1,135

(a)
EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets. After deducting depreciation and amortization, AOL Time Warner’s operating income was $118 million in 2001, $1.766 billion in 2000 and $819 million in 1999.

(b)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s EBITDA of $571 million.

	Years Ended December 31,
	2001	2000	1999
	(restated; millions)
Depreciation of Property, Plant and Equipment
AOL	$422	$344	$248
Cable(a)	893	—	—
Filmed Entertainment	89	—	—
Networks	159	—	—
Music	97	—	—
Publishing	70	—	—
Corporate	20	—	—

Total depreciation	$1,750	$344	$248

(a)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s depreciation of $218 million.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Years Ended December 31,
	2001	2000	1999
	(restated; millions)
Amortization of Intangible Assets(a)
AOL	$141	$99	$68
Cable(b)	2,483	—	—
Filmed Entertainment	478	—	—
Networks	1,966	—	—
Music	820	—	—
Publishing	935	—	—
Corporate	363	—	—

Total amortization	$7,186	$99	$68

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the approximate $147 billion acquisition of Time Warner in 2001.
(b)
As a result of Advance/Newhouse assuming responsibility for the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s amortization of $40 million.

At December 31, 2000, AOL Time Warner’s assets represent those of America Online, as predecessor to AOL Time Warner, and were $10.827 billion, including approximately $4.2 billion of corporate-related assets such as cash and liquid investments. Due to the consummation of the Merger and the allocation of the approximate $147 billion cost to acquire Time Warner to the underlying net assets of Time Warner based on their respective fair values, AOL Time Warner’s assets have significantly increased since December 31, 2000. Any excess of the purchase price over estimated fair value of the net assets acquired was recorded as goodwill and allocated among AOL Time Warner’s business segments. AOL Time Warner’s assets and capital expenditures are as follows:

	December 31,
	2001	2000
	(restated; millions)
Assets
AOL	$6,616	$10,778
Cable	72,087	—
Filmed Entertainment	18,623	—
Networks	51,696	—
Music	18,341	—
Publishing	29,065	—
Corporate	12,076	—

Total assets	$208,504	$10,778

	Year Ended December 31,
	2001	2000
	(restated; millions)
Capital Expenditures and Product Development Costs
AOL	$805	$778
Cable(a)	1,813	—
Filmed Entertainment	97	—
Networks	181	—
Music	166	—
Publishing	89	—
Corporate	62	—

Total capital expenditures and product development costs	$3,213	$778

(a)
As a result of Advance/Newhouse assuming responsibility for the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s capital expenditures and product development costs of $408 million.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because a substantial portion of international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material. Information as to operations in different geographical areas is as follows:

Year Ended December 31, 2001
(restated; millions)
Revenues(a)
United States	$31,666
United Kingdom	1,173
Germany	588
Japan	653
Canada	368
France	394
Other international	2,382

Total revenues	$37,224

(a)
Revenues are attributed to countries based on location of customer. Because most of America Online’s foreign operations are through investments accounted for using the equity method of accounting, AOL Time Warner did not have significant consolidated foreign revenues during 2000 and 1999.

18.    COMMITMENTS AND CONTINGENCIES

Commitments

AOL Time Warner’s total rent expense amounted to $1.013 billion in 2001, $413 million in 2000 and $324 million in 1999. The minimum rental commitments under noncancellable long-term operating leases totaled approximately $6.0 billion and, based on current outstanding agreements, will be paid: $868 million in 2002; $710 million in 2003; $564 million in 2004; $470 million in 2005; $430 million in 2006; and $2.938 billion after 2006. Additionally, AOL Time Warner recognized sublease income of approximately $36 million in 2001 and, as of December 31, 2001, the Company had future sublease income commitments of approximately $223 million.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

19.    RELATED PARTY TRANSACTIONS

AOL Time Warner has had transactions with a number of related parties, including AOL Europe, AOL Latin America, Columbia House, Comedy Partners, L.P., Time Warner Telecom, Road Runner, Courtroom Television Network, BookSpan and other equity investees of AOL Time Warner, generally with respect to sales of products and services in the ordinary course of business. Transactions primarily included networking and host fee arrangements between the AOL segment and its equity method investees, and the sale of product and services by the Music segment to its equity method investees. In addition, the Company has entered into various transactions with AT&T and its subsidiaries, primarily related to the sale of programming to AT&T cable systems by the Networks segment. These transactions are generally executed on terms comparable to those of unrelated third parties. The Company does not believe that the impact of these transactions is material to the financial results of the Company.

20.    ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash flows is as follows:

	Years Ended December 31,
	2001	2000	1999
	(millions)
Cash payments made for interest	$1,396	$15	$16
Cash payments made for income taxes	388	14	—
Income tax refunds received	48	—	—
Interest income received	197	330	161

Interest Expense, Net

Interest expense, net, consists of:

	Years Ended December 31,
	2001	2000	1999
	(millions)
Interest income	$193	$330	$161
Interest expense	(1,546)	(55)	(23)

Total interest income (expense), net	$(1,353)	$275	$138

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Income (Expense), Net

Other income (expense), net, consists of:

	Years Ended December 31
	2001	2000	1999
	(millions)
Investment gain (losses)(a)(b)	$(1,218)	$(177)	$681
Write-down of investment in Time Warner Telecom	(1,213)	—	—
Write-down of investment in Columbia House	(90)	—	—
Losses on equity investees	(948)	(36)	(5)
Losses on accounts receivable securitization programs	(70)	—	—
Miscellaneous	(28)	5	1

Total other income (expense), net	$(3,567)	$(208)	$677

(a)
For 2001, includes a $1.229 billion noncash charge, excluding the write-downs of Time Warner Telecom and Columbia House, to reduce the carrying value of certain investments in AOL Time Warner’s investment portfolio, primarily due to declines in the market values deemed to be other-than-temporary, and to reflect market fluctuations in equity derivative instruments.

(b)
For 2000 includes a $535 million noncash pretax charge to reduce the carrying value of certain investments in AOL Time Warner’s investment portfolio, primarily due to declines in the market values deemed to be other-than-temporary, and to reflect market fluctuations in equity derivative instruments, pretax gains of approximately $275 million related to the sale of certain other investments. For 1999, includes a $567 million pretax gain on the sale of investments in Excite, Inc.

Other Current Liabilities

Other current liabilities consist of:

	December 31,
	2001	2000
	(millions)
Accrued expenses	$5,474	$1,047
Accrued compensation	904	111
Accrued income taxes	65	—

Total	$6,443	$1,158

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

As discussed in Note 1 to the accompanying consolidated financial statements, AOL Time Warner has restated its financial statements for the years ended December 31, 2001 and 2000.

ERNST & YOUNG LLP

New York, New York
January 28, 2002
Except as to the restatement described in Note 1,
as to which the date is January 27, 2003.

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

	Year ended December 31,
	2001	2000	1999	1998	1997
	(Restated)	(Restated)
	(millions; except per share data)
Selected Operating Statement Information
Revenues:
Subscription	$15,657	$4,777	$3,874	$2,765	$1,715
Advertising and commerce	8,260	2,273	1,240	612	309
Content and other	13,307	555	610	496	610

Total revenues	37,224	7,605	5,724	3,873	2,634
Operating income (loss)(a)	118	1,766	819	104	(28)
Interest income (expense), net	(1,353)	275	138	46	20
Other income (expense), net(b)(c)	(3,567)	(208)	677	(5)	—
Income (loss) before discontinued operations	(4,895)	1,121	1,027	115	1
Net income (loss)	(4,934)	1,121	1,027	115	1
Per share of common stock:
Basic net income (loss)	$(1.11)	$0.48	$0.47	$0.06	$—
Diluted net income (loss)	$(1.11)	$0.43	$0.40	$0.05	$—
Average common shares:
Basic	4,429.1	2,323.0	2,199.0	1,959.1	1,765.4
Diluted	4,429.1	2,595.0	2,599.0	2,370.0	2,066.0

(a)
Includes merger-related costs and restructurings of approximately $250 million in 2001, $10 million in 2000, $123 million in 1999, $50 million in 1998 and $27 million in 1997. Also includes $80 million of costs related to acquired in-process research and development and $18 million in legal settlements in 1998 and $24 million of contract termination costs and $23 million of costs related to acquired in-process research and development in 1997.

(b)
Includes noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments of approximately $2.532 billion in 2001, $535 million in 2000 (Note 8).

(c)	Includes gains relating to the sale or exchange of various unconsolidated cable television systems and other investments of $275 million in 2000 and $678 in 1999 (Note 8).

AOL TIME WARNER INC.
SELECTED FINANCIAL INFORMATION—(Continued)

	December 31,
	2001	2000	1999	1998	1997
	(Restated)	(Restated)
	(millions)
Selected Balance Sheet Information
Cash and equivalents	$719	$2,610	$2,554	$1,532	$580
Total assets	208,504	10,778	10,396	3,835	2,090
Debt due within one year	48	2	13	9	3
Long-term debt	22,792	1,411	1,581	401	372
Shareholders’ equity:
Equity applicable to common stock	152,027	6,727	6,331	1,862	798
Total shareholders’ equity	152,027	6,727	6,331	1,862	798
Total capitalization	174,867	8,140	7,925	2,272	1,173

AOL TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION
(unaudited)

The following table set forth the quarterly information for AOL Time Warner

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(restated; amounts in millions, except per share data)
2001(a)(e)
Subscriptions	$3,639	$3,839	$3,970	$4,209
Advertising and commerce	1,999	2,209	1,880	2,172
Content and other	3,192	2,905	3,218	3,992

Total revenues	8,830	8,953	9,068	10,373
Operating income (loss)	(223)	196	(47)	192
Net loss	(1,369)	(737)	(997)	(1,831)
Net loss per share—basic	(0.31)	(0.17)	(0.22)	(0.41)
Net loss per share—diluted	(0.31)	(0.17)	(0.22)	(0.41)
Net cash provided by operating activities	973	1,290	1,967	1,051
EBITDA	1,940	2,393	2,182	2,539
Common stock—high	57.10	58.51	53.30	39.21
Common stock—low	31.50	33.46	27.40	29.39

2000(b)(c)(d)(e)
Subscriptions	$1,153	$1,185	$1,206	$1,233
Advertising and commerce	528	561	528	656
Content and other	133	138	145	139

Total revenues	1,814	1,884	1,879	2,028
Operating income	376	456	452	482
Net income	433	338	326	24
Net income per share—basic	0.19	0.15	0.14	0.01
Net income per share—diluted	0.17	0.13	0.13	0.01
Net cash provided by operating activities	478	511	398	564
EBITDA	484	554	562	609
Common stock—high	82.88	69.38	63.19	62.25
Common stock—low	48.25	48.38	51.06	32.90

See Notes on following page.

AOL TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION—(Continued)
(unaudited)
Notes to Quarterly Financial Information

(a)
AOL Time Warner’s net loss per common share in 2001 has been affected by certain significant transactions and nonrecurring items. These items consisted of (i) merger-related costs of $71 million in the first quarter, $134 million in the third quarter and $45 million in the fourth quarter relating to the Merger, thereby aggregating $250 million for the year (Note 3) and (ii) noncash pretax charges of approximately $620 million in the first quarter, $196 million in the third quarter and $1.716 billion in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments (Note 8). The aggregate net effect of these items in 2001 was to increase basic loss per common share by $0.09 in the first quarter, $0.04 in the third quarter and $0.24 in the fourth quarter, thereby aggregating $0.38 per common share for the year (see Note (e) below).

(b)	AOL Time Warner’s historical financial statements for the prior period represents the financial results of America Online, as predecessor to AOL Time Warner.
(c)
AOL Time Warner’s net income per common share in 2000 has been affected by certain significant nonrecurring items. These items consisted of (i) merger-related costs of approximately $10 million recognized in the second quarter (Note 3), (ii) a noncash pretax charge of $535 million recognized in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that had experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments (Note 8) and (iii) pretax gains of approximately $275 million from the sale or exchange of certain investments recognized in the first quarter (Note 8). The aggregate net effect of these items in 2000 was to increase basic income per common share by $0.07 in the first quarter and decrease basic income by share by $0.14 in the fourth quarter, thereby aggregating a net decrease in basic income per share of $0.07 for the year (see Note (e) below).

(d)
Revenues reflect the provisions of SAB 101, which was adopted in the fourth quarter of 2000, and other reclassifications to conform to the 2000 presentation. The impact of SAB 101 was to reduce revenues and costs by equal amounts of $33 million, $44 million, $30 million and $54 million in the first, second, third and fourth quarters of 2000, respectively. Revenues also reflect the provisions of EITF 01-09 and Topic D-103, which were adopted in the first quarter of 2002. The net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of $24 million, $61 million, $48 million and $60 million in the first, second, third and fourth quarters of 2001, respectively and reduce revenues and costs by equal amounts of $1 million and $9 million for the second and fourth quarters of 2000, respectively.

(e)
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

Consolidating Statement of Operations
For The Year Ended December 31, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non-Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(restated; millions)
Revenues	$—	$6,731	$—	$—	$796	$29,896	$(199)	$37,224

Cost of revenues	—	(3,506)	—	—	(339)	(16,945)	199	(20,591)
Selling, general and administrative	(31)	(1,537)	(36)	(14)	(163)	(7,298)	—	(9,079)
Amortization of goodwill and other intangible assets	(359)	(15)	—	—	(299)	(6,513)	—	(7,186)
Merger and restructuring costs	(9)	(235)	—	—	—	(6)	—	(250)

Operating income (loss)	(399)	1,438	(36)	(14)	(5)	(866)	—	118
Equity in pretax income of consolidated subsidiaries	(4,132)	636	(5,009)	(3,440)	(593)	—	12,538	—
Interest income (expense), net	(216)	90	(38)	(406)	(157)	(626)	—	(1,353)
Other expense, net	(9)	(1,147)	(66)	(213)	(14)	(2,007)	(111)	(3,567)
Minority interest income expense	—	—	—	—	—	46	—	46

Income (loss) before income taxes and discontinued operations	(4,756)	1,017	(5,149)	(4,073)	(769)	(3,453)	12,427	(4,756)
Income tax provision	(139)	(415)	26	39	(247)	(653)	1,250	(139)

Income (loss) before discontinued operations	(4,895)	602	(5,123)	(4,034)	(1,016)	(4,106)	13,677	(4,895)
Discontinued operations, net of tax	(39)	—	(39)	(39)	—	(39)	117	(39)

Net income (loss)	$(4,934)	$602	$(5,162)	$(4,073)	$(1,016)	$(4,145)	$13,794	$(4,934)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2000

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non-Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(restated; millions)
Revenues	$5,939	$—	$—	$—	$1,666	$—	$7,605

Cost of revenues	(3,172)	—	—	—	(694)	—	(3,866)
Selling, general and administrative	(1,440)	—	—	—	(424)	—	(1,864)
Amortization of goodwill and other intangible assets	(6)	—	—	—	(93)	—	(99)
Merger-related costs	3	—	—	—	(13)	—	(10)

Operating income	1,324	—	—	—	442	—	1,766
Equity in pretax income of consolidated subsidiaries	450	—	—	—	—	(450)	—
Interest income, net	—	—	—	—	275	—	275
Other income (expense), net	59	—	—	—	(267)	—	(208)

Income before income taxes	1,833	—	—	—	450	(450)	1,833
Income tax provision	(712)	—	—	—	—	—	(712)

Net income	$1,121	$—	$—	$—	$450	$(450)	$1,121

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 1999

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	( millions)
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

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
December 31, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(restated; millions)
ASSETS
Current assets
Cash and equivalents	$(10)	$41	$—	$1,837	$86	$499	$(1,734)	$719
Receivables, net	36	555	19	10	114	5,320	—	6,054
Inventories	—	—	—	—	170	1,621	—	1,791
Prepaid expenses and other current assets	15	254	—	—	6	1,412	—	1,687

Total current assets	41	850	19	1,847	376	8,852	(1,734)	10,251
Noncurrent inventories and film costs	—	—	—	—	267	6,574	12	6,853
Investments in amounts due to and from consolidated subsidiaries	159,387	2,635	174,094	135,182	34,071	—	(505,369)	—
Investments, including available-for-sale securities	—	2,667	268	96	94	4,654	(893)	6,886
Property, plant and equipment	47	1,022	7	—	83	11,510	—	12,669
Music catalogues and copyrights	—	—	—	—	—	2,927	—	2,927
Cable television and sports franchises	—	—	—	—	—	27,109	—	27,109
Brands and trademarks	—	—	—	—	641	10,043	—	10,684
Goodwill and other intangible assets	9,759	134	—	—	6,720	111,721	—	128,334
Other assets	97	380	69	47	83	2,115	—	2,791

Total assets	$169,331	$7,688	$174,457	$137,172	$42,335	$185,505	$(507,984)	$208,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18	$82	$1	$—	$16	$2,149	$—	$2,266
Participations payable	—	—	—	—	—	1,253	—	1,253
Royalties and programming costs payable	—	—	—	—	—	1,515	—	1,515
Deferred revenue	—	739	—	—	1	711	—	1,451
Debt due within one year	—	—	—	—	—	48	—	48
Other current liabilities	248	1,074	34	154	167	4,806	(40)	6,443

Total current liabilities	266	1,895	35	154	184	10,482	(40)	12,976
Long-term debt	5,697	1,488	2,066	6,040	791	8,445	(1,735)	22,792
Debt due to affiliates	—	—	—	—	1,647	158	(1,805)	—
Deferred income taxes	11,231	(4,135)	15,366	13,285	2,162	15,458	(42,136)	11,231
Deferred revenue	—	64	—	—	—	984	—	1,048
Other liabilities	110	30	376	—	198	4,125	—	4,839
Minority interests	—	—	—	—	—	3,591	—	3,591
Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	907	10,685	4,928	(1,620)	(12,756)	(2,144)	—
Other shareholders’ equity	152,027	7,439	145,929	112,765	38,973	155,018	(460,124)	152,027

Total shareholders’ equity	152,027	8,346	156,614	117,693	37,353	142,262	(462,268)	152,027

Total liabilities and shareholders’ equity	$169,331	$7,688	$174,457	$137,172	$42,335	$185,505	$(507,984)	$208,504

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
December 31, 2000

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non-Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$2,530	$—	$—	$—	$80	$—	$2,610
Short-term investments	880	—	—	—	6	—	886
Receivables, net	455	—	—	—	158	—	613
Inventories	—	—	—	—	47	—	47
Prepaid expenses and other current assets	331	—	—	—	140	—	471

Total current assets	4,196	—	—	—	431	—	4,627
Investments in amounts due to and from consolidated subsidiaries	1,511	—	—	—	—	(1,511)	—
Investments, including available-for-sale securities	3,734	—	—	—	90	—	3,824
Property, plant and equipment	866	—	—	—	175	—	1,041
Goodwill and other intangible assets	169	—	—	—	647	—	816
Other assets	185	—	—	—	285	—	470

Total assets	$10,661	$—	$—	$—	$1,628	$(1,511)	$10,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48	$—	$—	$—	$59	$—	$107
Deferred revenue	909	—	—	—	154	—	1,063
Debt due within one year	2	—	—	—	—	—	2
Other current liabilities	1,029	—	—	—	129	—	1,158

Total current liabilities	1,988	—	—	—	342	—	2,330
Long-term debt	1,411	—	—	—	—	—	1,411
Deferred revenue	223	—	—	—	—	—	223
Other liabilities	82	—	—	—	5	—	87
Minority interests	—	—	—	—	—	—	—
Shareholders’ equity
Due from AOL Time Warner subsidiaries	296	—	—	—	(230)	(66)	—
Other shareholders’ equity	6,661	—	—	—	1,511	(1,445)	6,727

Total shareholders’ equity	6,957	—	—	—	1,281	(1,511)	6,727

Total liabilities and shareholders’ equity	$10,661	$—	$—	$—	$1,628	$(1,511)	$10,778

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2001

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(restated; millions)
OPERATIONS
Net income (loss)	$(4,934)	$602	$(5,162)	$(4,073)	$(1,016)	$(4,145)	$13,794	$(4,934)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	370	372	2	—	307	7,885	—	8,936
Amortization of film costs	—	—	—	—	—	2,380	—	2,380
Loss on writedown of investments	—	1,105	51	162	—	1,219	—	2,537
Net gain on sale of investments	—	(28)	—	—	—	(6)	—	(34)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(268)	(3,991)	(1,517)	6,142	1,445	—	(1,811)	—
Equity in losses of other investee companies after distributions	—	41	—	48	—	886	—	975
Changes in operating assets and liabilities, net of acquisitions	6,908	2,647	(286)	(2,538)	(1,177)	(5,513)	(5,216)	(5,175)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	—	—	—	—	—	596	—	596

Cash provided (used) by operations	2,076	748	(6,912)	(259)	(441)	3,302	6,767	5,281
INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	—	(1)	198	40	453	—	690
Other investments and acquisitions	—	(188)	—	—	—	(3,462)	—	(3,650)
Investments in available-for-sale securities	—	(505)	—	—	—	(22)	—	(527)
Advances to parents and consolidated subsidiaries	—	—	—	608	—	4,360	(4,968)	—
Capital expenditures and product development costs from continuing operations	—	(683)	—	—	(50)	(2,480)	—	(3,213)
Capital expenditures from discontinued operations	—	—	—	—	—	(408)	—	(408)
Investment proceeds	—	1,696	—	—	—	125	—	1,821
Investment proceeds from available-for-sale securities	—	17	—	—	—	13	—	30

Cash provided (used) by investing activities	—	337	(1)	806	(10)	(1,421)	(4,968)	(5,257)

FINANCING ACTIVITIES
Borrowings	4,820	—	1,380	—	—	6,986	(2,494)	10,692
Debt repayments	—	—	(1,380)	(1,023)	—	(8,257)	760	(9,900)
Change in due to/from parent	(4,837)	(3,633)	6,917	2,313	537	472	(1,769)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(575)	—	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	926	59	—	—	—	(29)	(30)	926
Repurchases of common stock	(3,031)	—	—	—	—	—	—	(3,031)
Dividends paid and partnership distributions from discontinued operations	—	—	—	—	—	(59)	—	(59)
Dividends paid and partnership distributions from continuing operations	—	—	(4)	—	—	—	—	(4)
Other	36	—	—	—	—	—	—	36

Cash provided (used) by financing activities	(2,086)	(3,574)	6,913	1,290	537	(1,462)	(3,533)	(1,915)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(10)	(2,489)	—	1,837	86	419	(1,734)	(1,891)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	2,530	—	—	—	80	—	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$(10)	$41	$—	$1,837	$86	$499	$(1,734)	$719

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2000

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(restated; millions)
OPERATIONS
Net income	$1,121	$—	$—	$—	$450	$(450)	$1,121
Adjustments for noncash and nonoperating items:
Depreciation and amortization	221	—	—	—	222	—	443
Loss on writedown of investments	—	—	—	—	465	—	465
Gain (loss) on sale of investments	106	—	—	—	(464)	—	(358)
Equity in (income) losses of other investee companies after distributions	(484)	—	—	—	520	—	36
Changes in operating assets and liabilities, net of acquisitions	1,016				(706)	(66)	244

Cash provided by operations	1,980	—	—	—	487	(516)	1,951

INVESTING ACTIVITIES
Other investments and acquisitions	(1,968)	—	—	—	(97)	—	(2,065)
Investments in available-for-sale securities	(283)	—	—	—	—	—	(283)
Capital expenditures	(530)	—	—	—	(248)	—	(778)
Other investment proceeds	282	—	—	—	3	—	285
Investment proceeds from available-for-sale securities	527	—	—	—	—	—	527
Other	(291)	—	—	—	289	—	(2)

Cash used by investing activities	(2,263)	—	—	—	(53)	—	(2,316)

FINANCING ACTIVITIES
Borrowings	(136)	—	—	—	240	—	104
Debt repayments	(7)	—	—	—	6	—	(1)
Proceeds from exercise of stock option and dividend reimbursement plans	563	—	—	—	(245)		318

Cash provided by financing activities	420	—	—	—	1	—	421

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	137	—	—	—	435	(516)	56
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,393	—	—	—	161	—	2,554

CASH AND EQUIVALENTS AT END OF PERIOD	$2,530	$—	$—	$—	$596	$(516)	$2,610

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 1999

	America Online (predecessor to AOL Time Warner)	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATIONS
Net income	$1,027	$—	$—	$—	$(73)	$73	$1,027
Adjustments for noncash and nonoperating items:
Non-Cash Restructuring Charge	2	—	—	—	(2)	—	—
Depreciation and amortization	106	—	—	—	210	—	316
Loss on sale of investments	(648)	—	—	—	(33)	—	(681)
Equity in (income) losses of other investee companies after distributions	74	—	—	—	(69)	—	5
Changes in operating assets and liabilities, net of acquisitions	1,030		—	—	(57)	—	973

Cash provided by operations	1,591	—	—	—	(24)	73	1,640

INVESTING ACTIVITIES
Other investments and acquisitions	(741)	—	—	—	(32)	—	(773)
Investments in available-for-sale securities	(1,703)	—	—	—	—	—	(1,703)
Capital expenditures	(505)	—	—	—	(107)	—	(612)
Other investment proceeds	459	—	—	—	82	—	541
Investment proceeds from available-for-sale securities	228	—	—	—	—	—	228
Other	(74)	—	—	—	46	—	(28)

Cash used by investing activities	(2,336)	—	—	—	(11)	—	(2,347)

FINANCING ACTIVITIES
Borrowings	1,258	—	—	—	28	—	1,286
Debt repayments	(19)	—	—	—	(3)	—	(22)
Proceeds from exercise of stock option and dividend reimbursement plans	475	—	—	—	19		494
Other	—	—	—	—	(29)	—	(29)

Cash provided by financing activities	1,714	—	—	—	15	—	1,729

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	969	—	—	—	(20)	73	1,022
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,424	—	—	—	108	—	1,532

CASH AND EQUIVALENTS AT END OF PERIOD	$2,393	$—	$—	$—	$88	$73	$2,554

AOL TIME WARNER INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999
(millions)

Description	Balance at Beginning of Period	Impact of the AOL Time Warner Merger	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2001:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$97	$596	$604	$(396)	$901
Reserves for sales returns and allowances	—	828	1,613	(1,453)	988

Total	$97	$1,424	$2,217	$(1,849)	$1,889

2000:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$58	$—	$196	$(157)	$97
Reserves for sales returns and allowances	—	—	—	—	—

Total	$58	$—	$196	$(157)	$97

1999:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$46	$—	$78	$(66)	$58
Reserves for sales returns and allowances	—	—	—	—	—

Total	$46	$—	$78	$(66)	$58

Exhibit Index

Exhibit Number	Description	Sequential Page Number

23.3	Consent of Ernst & Young LLP, Independent Auditors.

99.5
Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 3 on Form 10-K/A to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.