Form 10-Q/A
period 2002-03-31
AOL TIME WARNER INC
filed 2003-01-28
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1 to

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2002 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from                         to                         .

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

As previously disclosed, AOL Time Warner Inc. (“AOL Time Warner” or the “Company”) has been conducting an internal review of certain advertising and commerce transactions at the AOL segment under the direction of the Company’s Chief Financial Officer. In connection with this internal review, the financial results for each of the quarters ended September 30, 2000 through June 30, 2002 are being restated. The total impact of the adjustments is a reduction of the Company’s consolidated advertising and commerce revenues of $190 million over these eight quarterly periods, with corresponding reductions in EBITDA, operating income and net income for that same time period of $97 million, $83 million and $46 million, respectively. For the AOL segment, the impact of the adjustments is a reduction of advertising and commerce revenues of $168 million over these eight quarterly periods, with corresponding reductions in EBITDA and operating income for that same time period of $97 million and $83 million, respectively. The remaining impact on the Company’s consolidated advertising and commerce revenues of $22 million represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments. The adjustments represent approximately 1% of the AOL segment’s total revenues for that same two-year period, approximately 3.4% of its advertising and commerce revenues, approximately 1.9% of its EBITDA and approximately 2.1% of its operating income. The largest impact of the adjustments is in the quarter ended September 30, 2000, where advertising and commerce revenues are reduced by $66 million, both EBITDA and operating income are reduced by $30 million and net income is reduced by $18 million. The restatement results in a decrease in basic earnings per share of $0.01 in both the third and fourth quarters of 2000.

The financial results presented in this report reflect the restatement of the Company’s financial results. For the three months ended March 31, 2002 and 2001, the total impact of these adjustments is a reduction of the Company’s consolidated advertising and commerce revenues of $12 million and $14 million, respectively, with a corresponding reduction in EBITDA of $15 million and $1 million, respectively, operating income of $13 million and $0, respectively, and consolidated net income of $4 million and $0, respectively. For the AOL segment, for the three months ended March 31, 2002 and 2001, the impact of these adjustments is a reduction of advertising and commerce revenues of $6 million and $13 million, respectively, with a corresponding reduction in EBITDA of $15 million and $1 million, respectively and operating income of $13 million and $0, respectively. The remaining impact on advertising and commerce revenues of $6 million and $1 million for the three months ended March 31, 2002 and 2001, respectively, represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

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

Subsequent Events Resulting in Retroactive Adjustment

In addition to the restatement of prior financial information relating to certain advertising and commerce transactions at the AOL segment, this document reflects subsequent events that result in retroactive adjustments. During the third quarter of 2002, Advance/Newhouse Partnership assumed responsibility for the day-to-day operations of certain cable systems held by the Time Warner Entertainment–Advance/Newhouse Partnership (“TWE-A/N”). As a result, the Company has deconsolidated the financial results of these systems and has retroactively presented such results as discontinued operations for all periods presented. In addition, the Company also began consolidating the financial position and results of operations of Road Runner. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002. Details of the transaction resulting in the discontinued operations and the consolidation of Road Runner are provided under “Restructuring of TWE-Advance/Newhouse Partnership and Road Runner” on page 3 and the impact of the discontinued operations is provided under “Discontinued Operations” on page 4.

Except for the retroactive application of the TWE-A/N restructuring, which is discussed in the preceding paragraph, the Company has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. The Company therefore recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date, including the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Amended Items

The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as set forth herein:

Part I Financial Information

Item 1.    Financial Statements.

The financial information of the Company is amended to read in its entirety as set forth at pages 18 through 49 herein and is incorporated herein by reference.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” is amended to read in its entirety as set forth at pages 1 through 17 herein and is incorporated herein by reference.

Part II Other Information

Item 6.    Exhibits and Reports on Form 8-K.

The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibit, filed herewith:

99.1
Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

AOL TIME WARNER INC.

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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the first quarter of 2002 relative to that of 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition and cash flows as of and for the three months ended March 31, 2002.
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

The Company has undertaken a number of business initiatives to advance cross-divisional activities, including shared infrastructures and cross-promotions of the Company’s various product and services, as well as cross-divisional and cross-platform advertising and marketing opportunities for significant advertisers. The Company’s integrated Global Marketing Solutions Group develops individualized advertising programs through which major brands can reach customers over a combination of the Company’s print, television and Internet media.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Use of EBITDA

AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other measures, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. In addition, EBITDA should not be used as a substitute for the Company’s various cash flow measures (e.g., operating cash flow and free cash flow), which are discussed in detail beginning on page 12.

Recent Developments

Investment in Time Warner Entertainment Company, L.P.

A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). Due to the Company’s 100% ownership of the Series B Capital, AOL Time Warner’s economic interest in TWE exceeds 74.49%.

In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T initiated a process by which an independent investment banking firm has determined the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice of the exercise of the option on a cashless basis effective May 31, 2002. The exercise of this option will increase AT&T’s interest by approximately 2.1% to approximately 27.6% of the Series A Capital and Residual Capital of TWE.

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

Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

As of March 31, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to August 1, 2002, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was previously accounted for using the equity method of accounting prior to the restructuring because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

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

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

Significant Transactions

AOL Time Warner’s results for 2002 have been impacted by the following significant transactions that cause them not to be comparable to the results reported in 2001.

•
Consolidation of AOL Europe, S.A. (“AOL Europe”). On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann AG’s (“Bertelsmann”) 49.5% interest in AOL Europe for $5.3 billion in cash and has committed to acquire the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash in July 2002 (Note 5). As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest and began consolidating AOL Europe, retroactive to the beginning of 2002.

•
Consolidation of IPC Group Limited (“IPC”). In October 2001, AOL Time Warner’s Publishing segment acquired IPC, the parent company of IPC Media, from Cinven, one of Europe’s leading private equity firms, for approximately $1.6 billion, including transaction costs.

Discontinued Operations

As previously discussed in “Restructuring of TWE-Advance/Newhouse Partnership and Road Runner,” the Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the three months ended March 31, 2002,the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s revenues, EBITDA and operating income of $352 million, $161 million and $99 million, respectively. For the three months ended March 31, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems is a reduction of the Cable segment’s revenues, EBITDA and operating income of $292 million, $134 million and $76 million, respectively. In

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

addition, as of March 31, 2002, the Advance/Newhouse Systems had current assets and total assets of approximately $51 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $187 million and $778 million, respectively, including debt assumed on the Debt Closing Date. As of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed on the Debt Closing Date.

New Accounting Standards

In addition to the transactions previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance in several areas, which are discussed below.

New Accounting Standard for Goodwill and Other Intangible Assets

During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3). The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its impairment review and has recorded a $54 billion noncash pretax charge for the impairment of goodwill, substantially all of which was generated in the Merger. The charge reflects overall market declines since the Merger was announced in January 2000, is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 3). In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

Reimbursement of “Out-of-Pocket” Expenses

In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (“EITF”) Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for AOL Time Warner in the first quarter of 2002. This change in revenue classification requires retroactive restatement of all periods presented to reflect the new accounting provisions and impacts AOL Time Warner’s Cable and Music segments, resulting in an increase in both revenues and costs of approximately $86 million in the first quarter of 2001.

Emerging Issues Task Force Issue No. 01-09

In April 2001, the FASB’s EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

from that activity. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions and impacts AOL Time Warner’s AOL, Music and Publishing segments. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs each were reduced by an equal amount of approximately $62 million in the first quarter of 2001.

Other Significant Transactions and Nonrecurring Items

As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of AOL Time Warner’s operating results has been affected by certain significant transactions and nonrecurring items in each period.

In addition to the $54 billion impairment charge to reflect the cumulative effect of an accounting change, AOL Time Warner’s operating results for the three months ended March 31, 2002 included (i) merger and restructuring costs of approximately $107 million (Note 2) and (ii) a noncash pretax charge of approximately $581 million, including $590 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (including $571 million related to the write-down of AOL Time Warner’s investment in Time Warner Telecom Inc. (“Time Warner Telecom”), a 44%-owned equity investee) and $9 million of gains to reflect market fluctuations in equity derivative instruments (Note 4).

For the three months ended March 31, 2001, AOL Time Warner’s operating results included (i) merger-related costs of approximately $71 million (Note 2) and (ii) a noncash pretax charge of approximately $620 million in 2001 to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (Note 4).

Revenue and EBITDA by business segment are as follows (restated; in millions):

	Three Months Ended March 31,
	Revenues		EBITDA
	2002	2001(a)	2002	2001
AOL	$2,291	$2,095	$418	$683
Cable(b)	1,683	1,401	652	634
Filmed Entertainment	2,136	2,212	181	113
Networks	1,786	1,699	431	449
Music	947	904	96	94
Publishing	1,081	929	145	113
Corporate	—	—	(79)	(74)
Merger and restructuring costs	—	—	(107)	(71)
Intersegment elimination	(500)	(410)	2	(1)

Total revenues and EBITDA	$9,424	$8,830	$1,739	$1,940
Depreciation and amortization(c)	—	—	(682)	(2,163)

Total revenues and operating income (loss)	$9,424	$8,830	$1,057	$(223)

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

(a)
Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $24 million for the first quarter of 2001.

(b)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three months ended March 31, 2002, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s revenues, EBITDA and operating income of $352 million, $161 million and $99 million, respectively. For the three months ended March 31, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems is a reduction of the Cable segment’s revenues, EBITDA and operating income of $292 million, $134 million and $76 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

(c)	Depreciation and amortization expense by business segment is provided in Note 10, “Segment Information.”

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Consolidated Results

Revenues. AOL Time Warner’s revenues increased to $9.424 billion in 2002, compared to $8.830 billion in 2001. Subscription revenues increased 23% to $4.467 billion, offset in part by a decrease in Advertising and Commerce revenues of 11% to $1.784 billion. Content and Other revenues were relatively flat at $3.173 billion.

As discussed more fully below, the increase in Subscription revenues was principally due to an increase in the number of subscribers and in subscription rates at the AOL, Cable and Networks segments, as well as the impact of the acquisitions of AOL Europe and IPC and the consolidation of Road Runner. The decline in Advertising and Commerce revenues was principally due to lower advertising revenues related to the continued weakness in the overall advertising market in general and the online advertising market in particular. The weakness in the online advertising market is expected to continue through at least the second quarter. The decline in advertising revenue was offset in part by slightly higher commerce revenues, which reflected improvements at the AOL and Publishing segments. Content and Other revenues were relatively flat as increases at the Music and Publishing segments were offset by lower results at the AOL segment, primarily related to the termination of the iPlanet alliance with Sun Microsystems, Inc. (“Sun Microsystems”), and the Filmed Entertainment segment, primarily due to lower television revenue at the filmed entertainment business of Turner Broadcasting System, Inc. (“TBS”).

Depreciation and Amortization. Depreciation and amortization decreased to $682 million in 2002 from $2.163 billion in 2001. The decrease was due to a decrease in amortization expense to $164 million in 2002 from $1.764 billion in 2001 due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized. The decrease was offset in part by an increase in depreciation expense to $518 million in 2002 from $399 million in 2001. The increase in depreciation reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life.

Operating Income (Loss). Operating income was $1.057 billion in 2002, compared to an operating loss of $223 million in 2001. The improvement primarily related to a decrease in amortization expense due to the adoption of FAS 142, offset in part by a decrease in EBITDA, which is discussed in detail under “Business Segment Results,” and an increase in depreciation expense.

Interest Expense, Net. Interest expense, net, increased to $376 million in 2002, from $311 million in 2001, due principally to incremental borrowings to purchase 80% of Bertelsmann’s 49.5% interest in AOL Europe and the

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

acquisition of IPC, offset in part by lower market interest rates in 2002. Included in interest expense, net, was interest income of $37 million in 2002 and $68 million in 2001.

Other Expense, Net. Other expense, net, decreased to $655 million in 2002 from $902 million in 2001. Other expense, net, in each period included pretax noncash charges to reduce the carrying value of certain investments that experienced an other than temporary decline in value. In 2002, this charge was approximately $581 million, primarily related to AOL Time Warner’s investment in Time Warner Telecom. In 2001, AOL Time Warner recorded a charge of approximately $620 million. Excluding these charges, other expense, net, decreased in 2002 due to lower losses on certain investments accounted for using the equity method of accounting, primarily related to reduced amortization associated with the adoption of FAS 142.

Minority Interest Income (Expense). Minority interest income (expense) was $31 million of expense in 2002, compared to $5 million of minority interest income in 2001. The 2002 expense reflects the accretion on preferred securities of AOL Europe and the adoption of FAS 142, which resulted in a reduction of amortization expense at the Company’s partially owned consolidated investees, thereby resulting in higher income attributable to minority partners.

Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by certain financial statement expenses that are not deductible for income tax purposes, foreign income taxed at different rates and foreign losses with no U.S. tax benefit. AOL Time Warner had income tax expense of $3 million in 2002, compared to an income tax benefit of $72 million in 2001. Income taxes in 2002, for financial reporting purposes, benefited from the tax effect of the approximate $581 million noncash charge to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including $571 million related to AOL Time Warner’s investment in Time Warner Telecom and $107 million of merger and restructuring costs. Income taxes in 2001, for financial reporting purposes, benefited from the tax effect of the approximate $620 million noncash charge to reduce the carrying value of certain investments and $71 million of merger-related costs. Excluding the tax effect of these items, the effective tax rate was comparable in each period. As of March 31, 2002, the Company had net operating loss carryforwards of approximately $12 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income and are, therefore, expected to reduce Federal taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021.

Net Income (Loss) Applicable to Common Shares and Income (Loss) Per Common Share Before the Cumulative Effect of an Accounting Change. AOL Time Warner’s loss before the cumulative effect of an accounting change decreased by $1.360 billion to $9 million in 2002, compared to $1.369 billion in 2001. Excluding the after-tax effect of the significant and nonrecurring items referred to earlier, net income would have increased by $1.358 billion to $404 million in 2002 from a net loss of $954 million in 2001. Similarly, excluding the effect of significant and nonrecurring items, basic and diluted net income per common share would have been $0.09 in 2002, compared to a basic and diluted net loss of $0.22 in 2001. The improvement primarily reflects reduced amortization associated with the adoption of FAS 142 and a decrease in other expense, net, offset in part by an overall decrease in AOL Time Warner’s EBITDA, and increased depreciation expense, interest expense, net, and minority interest expense.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Management Evaluation

As noted above, the acquisitions of AOL Europe and IPC, the consolidation of Road Runner, as well as the implementation of FAS 142 significantly impacted the comparability of AOL Time Warner’s 2002 results. In addition, other significant transactions and nonrecurring items occurred in each year, which also impacted the comparability of the Company’s results. As such, in reviewing the performance of its businesses, management also evaluates the Company’s results assuming that the acquisitions of AOL Europe and IPC, the consolidation of Road Runner and the adoption of FAS 142 occurred as of the beginning of 2001. In addition, management evaluates results excluding the previously discussed other significant transactions and nonrecurring items. Giving effect to these items, the Company’s total revenues would have increased 3% (from $9.172 billion to $9.424 billion), EBITDA would have increased 3% (from $1.800 billion to $1.846 billion), operating income would have declined 4% (from $1.208 billion to $1.164 billion) and net income would have increased 12% (from $363 million to $405 million).

Business Segment Results

AOL. Revenues increased 9% to $2.291 billion in 2002, compared to $2.095 billion in 2001. EBITDA decreased 39% to $418 million in 2002, compared to $683 million in 2001. Revenues benefited from a 37% increase in Subscription revenues (from $1.252 billion to $1.717 billion), which was offset in part by a 28% decrease in Advertising and Commerce revenues (from $691 million to $495 million) and a 48% decrease in Content and Other revenues (from $152 million to $79 million).

The growth in Subscription revenues was principally due to the acquisition of AOL Europe in 2002, as well as an increase in domestic subscribers and a domestic price increase that became effective subsequent to the first quarter of 2001. The positive impact of the price increase was tempered by an increase in certain marketing programs designed to introduce the AOL service to new members, including certain bundling programs with computer manufacturers that generate lower subscription revenues during introductory periods and the sale of bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. The decline in advertising and commerce revenues resulted from the weakness in the advertising market overall, and the online advertising marketplace in particular, slightly offset by contributions from AOL Europe. This downturn is expected to continue at least through the second quarter. The drop in advertising revenues was in contrast to the growth in general advertising revenues experienced in the first quarter of 2001. Also contributing to the decline in advertising revenues is a reduction in advertising recognized pursuant to contractual commitments entered into in prior periods. This decline was offset in part by an increase in intercompany sales of advertising to other business segments of AOL Time Warner ($54 million in 2002 versus $21 million in 2001). The overall decline in advertising revenues was offset in part by increased commerce revenues from the expansion of AOL’s merchandise business. The decrease in Content and Other revenues is primarily due to termination of AOL’s iPlanet alliance with Sun Microsystems in the third quarter of 2001, which contributed approximately $88 million of revenue and approximately $62 million of EBITDA during the first quarter of 2001.

The decline in EBITDA is primarily due to the advertising revenue shortfall, the absence of revenues from the iPlanet alliance, and the acquisition of AOL Europe, offset in part by the continued decline in network costs on a per hour basis and cost management initiatives entered into during 2001. The increase in advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner did not significantly impact EBITDA as it was more than offset by costs associated with increased intercompany advertising purchased on properties of other AOL Time Warner business segments.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The current year results are significantly impacted by the acquisition of AOL Europe as discussed above. Accordingly, management also evaluates the current period results assuming the operations of AOL Europe were consolidated beginning January 1, 2001. Assuming such consolidation as of January 1, 2001, AOL’s revenues would have been flat ($2.291 billion in 2002, compared to $2.289 billion in 2001), subscription revenues would have increased by 19% to $1.717 billion in 2002, compared to $1.441 billion in 2001, Advertising and Commerce revenues would have decreased 30% to $495 million in 2002, compared to $708 million in 2001, Content and Other revenues would have decreased 44% to $79 million in 2002, as compared to $140 million in 2001, and EBITDA would have decreased 17% to $418 million in 2002, compared to $506 million in 2001.

Cable. Revenues increased 20% to $1.683 billion in 2002, compared to $1.401 billion in 2001. EBITDA increased 3% to $652 million in 2002 from $634 million in 2001. Depreciation expense increased to $274 million in 2002 from $194 million in 2001. Revenues increased due to a 17% increase in Subscription revenues (from $1.307 billion to $1.530 billion) and a 63% increase in Advertising and Commerce revenues (from $94 million to $153 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, an increase in basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. Digital cable subscribers increased by 68% to 3.6 million and high-speed data subscribers increased by 86% to 2.2 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches ($41 million in 2002 versus $16 million in 2001), the intercompany sale of advertising to other business segments of AOL Time Warner ($27 million in 2002 versus $3 million in 2001) and a 13% increase in general third-party advertising sales.

EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs and the consolidation of Road Runner in 2002. The increase in programming costs of approximately 28% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of generally higher sales, marketing and technical activity levels associated with new service introductions and development spending in the Interactive Personal Video division. The increase in depreciation expense reflects higher levels of capital spending related to the roll-out of digital services over the past three years.

As noted above, the consolidation of Road Runner effective January 1, 2002 significantly impacted the comparability of the Cable segment’s 2002 results by increasing revenues and decreasing EBITDA. As such, management of the Company also evaluates the results of the Cable segment assuming that the results of Road Runner were included in both periods. Assuming that the results of Road Runner were included in both periods, total revenues would have increased 18% (from $1.427 billion to $1.683 billion), Subscription revenues would have increased 15% (from $1.332 billion to $1.530 billion) and EBITDA would have increased 11% (from $586 million to $652 million).

Filmed Entertainment. Revenues declined 3% to $2.136 billion in 2002, compared to $2.212 billion in 2001. EBITDA increased 60% to $181 million in 2002, compared to $113 million in 2001. Revenues and EBITDA increased at Warner Bros. while revenues decreased and EBITDA increased at the filmed entertainment businesses of TBS (the “Turner filmed entertainment businesses”). The Turner filmed entertainment businesses include New Line

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

For Warner Bros., the revenue increase was primarily related to the international theatrical success of Harry Potter and the Sorcerer’s Stone and Ocean’s Eleven and higher worldwide consumer products licensing results, offset in part by reduced commerce revenues related to the closure of its Studio Stores, lower worldwide home video activity and reduced television license fees caused by the timing of product availability. For the Turner filmed entertainment businesses, revenues decreased primarily due to lower television revenues related to the absence in 2002 of significant syndication revenues to broadcast Seinfeld and lower pay-television and basic cable television revenues due to the timing of TV availabilities for film product. This was offset in part by New Line Cinema’s continued theatrical success of The Lord of the Rings: The Fellowship of the Ring, as well as the theatrical successes of John Q and Blade II, which were released in 2002. For Warner Bros., EBITDA increased principally due to improvements related to the mix in theatrical product, primarily related to the profitability of Harry Potter and the Sorcerer’s Stone. For the Turner filmed entertainment businesses, EBITDA increased principally due to the profitability of The Lord of the Rings: The Fellowship of the Ring.

Networks. Revenues increased 5% to $1.786 billion in 2002, compared to $1.699 billion in 2001. EBITDA declined 4% to $431 million in 2002 from $449 million in 2001. Revenues grew primarily due to an increase in Subscription revenues with growth at both the cable networks of TBS (the “Turner cable networks”) and HBO and an increase in Content and Other revenues at HBO, offset in part by a decrease in Advertising and Commerce revenues at the Turner cable networks and The WB Network.

For the Turner cable networks, Subscription revenues benefited from higher rates and an increase in the number of subscribers. Advertising and Commerce revenues declined due to the continued overall weakness in the advertising market and a decline in intercompany sales of advertising to other business segments of AOL Time Warner ($31 million in 2002 versus $33 million in 2001). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming. For The WB Network, the decrease in Advertising and Commerce revenues was driven by lower prime time ratings, partially offset by higher rates.

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

Music. Revenues increased 5% to $947 million in 2002, compared to $904 million in 2001. EBITDA increased 2% to $96 million in 2002 from $94 million in 2001. Revenues increased primarily due to higher worldwide sales as well as the impact of the acquisition of Word Entertainment in January 2002, offset in part by the negative effect of changes in foreign currency exchange rates on international revenues. The increase in EBITDA is due primarily to the revenue increase. As of March 31, 2002, the Music segment had increased its domestic album market share to 18.0%, compared to 15.7% at March 31, 2001.

Publishing. Revenues increased 16% to $1.081 billion in 2002, compared to $929 million in 2001. EBITDA increased 28% to $145 million in 2002 from $113 million in 2001. The increase in revenues is due to a

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

25% increase in Subscription revenues, 11% increase in Advertising and Commerce revenues and a 30% increase in Content and Other revenues. The increase in Subscription revenues is due to the acquisition of IPC in October 2001, offset in part by the timing of weekly magazine publications, resulting in fewer issues in the first quarter of 2002 than in the comparable period in 2001. The growth in Advertising and Commerce revenues was primarily due to advertising revenues recognized by IPC and commerce revenues recognized by Synapse Group Inc. (“Synapse”), which was acquired in December 2001. This was offset in part by lower commerce revenues from Time Life’s direct marketing business and the continued overall weakness in the advertising market. The increase in Content and Other revenues is due primarily to increased sales at the AOL Time Warner Book Group due to the carryover successes of 2001 bestsellers. The growth in EBITDA is due primarily to the acquisition of IPC, an increase in commerce revenues related to the acquisition of Synapse and an increase in content revenue.

As noted above, the acquisition of IPC in October 2001 significantly impacted the comparability of the Publishing segment’s 2002 results by significantly increasing both revenues and EBITDA. As such, management of the Company also evaluates the results of the Publishing segment assuming that the results of IPC were included in both periods. Assuming that the results of IPC were included in both periods, total revenues would have increased 3% (from $1.051 billion to $1.081 billion), Subscription revenues would have decreased 8% (from $270 million to $248 million), Advertising and Commerce revenues would have increased 3% (from $652 million to $673 million) and EBITDA would have increased 14% (from $127 million to $145 million).

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2002

Current Financial Condition

At March 31, 2002, AOL Time Warner had $28.5 billion of debt, $886 million of cash and equivalents (net debt of $27.6 billion, defined as total debt less cash and cash equivalents) and $98 billion of shareholders’ equity, compared to $22.8 billion of debt, $719 million of cash and equivalents (net debt of $22.1 billion) and $152.0 billion of shareholders’ equity at December 31, 2001. In addition, the Company also had approximately $769 million of redeemable preferred securities outstanding, which was previously issued by AOL Europe, and was classified as Minority Interest in the accompanying consolidated balance sheet.

At March 31, 2002, the Company had approximately $4.5 billion of committed, available funding. In early April 2002, the Company issued $6.0 billion principal amount of debt in a public offering under AOL Time Warner’s $10 billion shelf registration statement discussed below. These proceeds were primarily used to repay borrowings under the bank credit agreements and commercial paper program. Taking these repayments into account, the Company has approximately $10 billion of committed, available funding as of April 24, 2002.

As discussed in more detail below, management believes that AOL Time Warner’s operating cash flow, cash and equivalents, borrowing capacity under committed bank credit agreements and commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

During the first three months of 2002, AOL Time Warner’s cash provided by operations amounted to $1.759

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

billion and reflected $1.739 billion of EBITDA, less $369 million of net interest payments, $59 million of net income taxes paid and $200 million of payments to settle merger and restructuring liabilities. Cash flow from operations also reflects a reduction in other working capital requirements of $648 million.

Cash provided by operations of $973 million for the first three months of 2001 reflected $1.940 billion of EBITDA, less $391 million of net interest payments, $122 million of net income taxes paid and $602 million of payments to settle restructuring and merger-related liabilities. Cash flow from operations also reflects a reduction in other working capital requirements of $148 million.

The growth in cash flow from operations is being driven primarily by lower income taxes and interest paid, a decrease in payments to settle restructuring and merger-related liabilities, as well as improvements in working capital, offset in part by a decrease in EBITDA.

Investing Activities

Cash used by investing activities was $6.311 billion the first three months of 2002, compared to cash provided by investing activities of $463 million in 2001. The cash used by investing activities in 2002 reflects approximately $5.668 billion of cash used for acquisitions and investments, including $5.3 billion, which related to the acquisition of 80% of Bertelsmann’s interest in AOL Europe. In addition, cash used by investing activities in 2002 included $666 million of capital expenditures and product development costs.

The cash provided by investing activities of $463 million for the first three months of 2001 reflects $973 million of cash used for acquisitions and investments and $903 million of capital expenditures and product development costs, offset in part by $690 million of cash acquired in the Merger and $1.649 billion of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2001 was due primarily to the sale of short-term investments previously held by America Online, which were acquired in 2000.

The reduction in cash from investing activities is primarily due to the increased cash used for acquisitions and investments, principally the acquisition of 80% of Bertelsmann’s interest in AOL Europe. Also contributing to the decrease is the absence in 2002 of proceeds from the sale of short-term investments that occurred in the first quarter of 2001.

Financing Activities

Cash provided by financing activities was $4.719 billion for the first three months of 2002. This compares to cash used by financing activities of $2.778 billion in 2001. The source of cash in 2002 principally resulted from approximately $4.969 billion of net incremental borrowings, primarily used to acquire 80% of Bertelsmann’s interest in AOL Europe, and $147 million of proceeds received principally from the exercise of employee stock options, offset in part by the redemption of redeemable preferred securities at AOL Europe for $255 million, the repurchase of AOL Time Warner common stock for total cash of $102 million, $17 million of dividends and partnership distributions and $7 million of principal payments on capital leases.

Cash used by financing activities of $2.778 billion for the first three months of 2001 primarily resulted from $1.844 billion of net payments on borrowings, the repurchase of AOL Time Warner common stock for an aggregate cost of $615 million, the redemption of mandatorily redeemable preferred securities of a subsidiary for $575 million and $21 million of dividends and partnership distributions, offset in part by $277 million of proceeds received principally from the exercise of employee stock options. The increase in cash from financing activities is principally

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

due to net incremental borrowings used to finance the acquisition of Bertelsmann’s interest in AOL Europe.

Free Cash Flow

AOL Time Warner evaluates operating performance based on several measures including free cash flow, which is defined as cash provided by operations less capital expenditures and product development costs, dividend payments and partnership distributions, and principal payments on capital leases. Free cash flow in 2002 was $1.069 billion, compared to $49 million in 2001. The comparability of AOL Time Warner’s free cash flow has been affected by certain significant unusual and nonrecurring items in each period. Specifically, AOL Time Warner’s free cash flow has been impacted by the cash impact of the significant and nonrecurring items previously discussed. In addition, free cash flow has been impacted by payments made in settling other merger and restructuring liabilities. For the first three months of 2002, these items aggregated approximately $200 million of cash payments. For 2001, these items aggregated approximately $602 million. Excluding the effect of these nonrecurring items and discontinued operations, free cash flow increased to $1.207 billion in 2002 from $624 million in 2001, primarily due to improved cash flows from the filmed entertainment businesses, reduced interest and taxes paid, lower capital expenditures and product development costs and improvements in working capital, offset in part by a decrease in EBITDA. Part of the quarter’s growth in free cash flow was related to the timing of various cash payments and receipts which is expected to have an offsetting impact on free cash flow generation in future quarters.

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

$10 Billion Shelf Registration Statement

In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allowed AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. On April 8, 2002, AOL Time Warner issued the remaining $6 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 3, 5, 10 and 30 years. The net proceeds to the Company were approximately $3.964 billion under the first issuance and approximately $5.930 billion under the

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

second issuance, both of which were used for general corporate purposes, including, but not limited to, the repayment of outstanding commercial paper and bank debt. The securities under both issuances are guaranteed on an unsecured basis by each of America Online and Time Warner. In addition, Time Warner Companies, Inc. and Turner Broadcasting System, Inc. have guaranteed, on an unsecured basis, Time Warner’s guarantee of the securities. The Company plans to file a new shelf registration statement in the near future.

Capital Expenditures and Product Development Costs

AOL Time Warner’s overall capital expenditures and product development costs for the three months ended March 31, 2002 was $666 million, a decrease of $237 million over capital expenditures and product development costs of $903 million for 2001. Capital expenditures and product development costs from continuing operations were $589 million in 2002, compared to $799 million in 2001. AOL Time Warner’s capital expenditures and product development costs and the related decrease in capital expenditures and product development costs is due principally to the Cable segment. Over the past three years, the Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital expenditures by the Cable segment from continuing operations amounted to $355 million for the three months ended March 31, 2002, compared to $473 million for the three months ended March 31, 2001. As more systems are upgraded, the fixed portion of Cable’s capital expenditures are replaced with spending that varies based on the number of new subscribers. Capital expenditures by the Cable segment is expected to continue to be funded by the Cable segment’s operating cash flow.

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

AOL TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS	(restated; millions, except per share amounts)

Current assets
Cash and equivalents	$886	$719
Receivables, less allowances of $2.036 and $1.889 billion	4,927	6,054
Inventories	1,900	1,791
Prepaid expenses and other current assets	1,853	1,687

Total current assets	9,566	10,251
Noncurrent inventories and film costs	3,519	3,490
Investments, including available-for-sale securities	6,317	6,886
Property, plant and equipment	12,941	12,669
Intangible assets subject to amortization	7,419	7,289
Intangible assets not subject to amortization	37,728	37,708
Goodwill	80,161	127,420
Other assets	2,714	2,791

Total assets	$160,365	$208,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,131	$2,266
Participations payable	1,342	1,253
Royalties and programming costs payable	1,555	1,515
Deferred revenue	1,628	1,451
Debt due within one year	102	48
Other current liabilities	5,851	6,443

Total current liabilities	12,609	12,976
Long-term debt	28,380	22,792
Deferred income taxes	11,139	11,231
Deferred revenue	1,019	1,048
Other liabilities	4,892	4,839
Minority interests	4,407	3,591

Shareholders’ equity
Series LMCN-V Common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
AOL Time Warner Common Stock, $0.01 par value, 4.276 and 4.258 billion shares outstanding	42	42
Paid-in capital	155,336	155,172
Accumulated other comprehensive income, net	21	49
Retained earnings	(57,482)	(3,238)

Total shareholders’ equity	97,919	152,027

Total liabilities and shareholders’ equity	$160,365	$208,504

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2002	2001
	(restated; millions, except per share amounts)
Revenues:
Subscriptions	$4,467	$3,639
Advertising and commerce	1,784	1,999
Content and other	3,173	3,192

Total revenues(a)	9,424	8,830
Costs of revenues(a)	(5,680)	(4,966)
Selling, general and administrative(a)	(2,416)	(2,252)
Amortization of goodwill and other intangible assets	(164)	(1,764)
Merger and restructuring costs	(107)	(71)

Operating income (loss)	1,057	(223)
Interest expense, net(a)	(376)	(311)
Other expense, net(a)	(655)	(902)
Minority interest income (expense)	(31)	5

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(5)	(1,431)
Income tax benefit (provision)	(3)	72

Loss before discontinued operations and cumulative effect of accounting change	(8)	(1,359)
Discontinued operations, net of tax	(1)	(10)

Loss before cumulative effect of accounting change	(9)	(1,369)
Cumulative effect of accounting change	(54,235)	—

Net loss applicable to common shares	$(54,244)	$(1,369)

Basic and diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$—	$(0.31)
Discontinued operations	—	—
Cumulative effect of accounting change	(12.25)	—

Basic and diluted net loss per common share	$(12.25)	$(0.31)

Average basic and diluted common shares	4,429.3	4,412.7

(a) Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$238	$237
Cost of revenues	(27)	(103)
Selling, general and administrative	5	(13)
Interest expense, net	3	4
Other expense, net	(4)	(5)

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2002	2001
	(restated; millions)
OPERATIONS
Net loss	$(54,244)	$(1,369)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,235	—
Depreciation and amortization	682	2,163
Amortization of film costs	558	626
Loss on writedown of investments	590	620
Net gain on sale of investments	—	(3)
Equity in losses of investee companies after distributions	70	221
Changes in operating assets and liabilities, net of acquisitions	(289)	(1,443)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	157	158

Cash provided by operations	1,759	973

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	690
Other investments and acquisitions, net of cash acquired	(5,668)	(802)
Investments in available-for-sale securities	—	(171)
Capital expenditures and product development costs from continuing operations	(589)	(799)
Capital expenditures from discontinued operations	(77)	(104)
Investment proceeds	23	1,649

Cash provided (used) by investing activities	(6,311)	463

FINANCING ACTIVITIES
Borrowings	6,201	2,247
Debt repayments	(1,232)	(4,091)
Redemption of mandatorily redeemable preferred securities of subsidiary	(255)	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	147	277
Current period repurchases of common stock	(102)	(615)
Dividends paid and partnership distributions for discontinued operations, net	(17)	(17)
Dividends paid and partnership distributions for continuing operations	—	(4)
Principal payments on capital leases	(7)	—
Other	(16)	—

Cash provided (used) by financing activities	4,719	(2,778)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	167	(1,342)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	719	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$886	$1,268

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31,
(Unaudited)

	2002	2001
	(restated; millions)
BALANCE AT BEGINNING OF PERIOD	$152,027	$6,727

Issuance of common stock in connection with America Online-Time Warner merger	—	146,430
Reversal of America Online’s deferred tax valuation allowance	—	4,439

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner merger	152,027	157,596
Net loss	(54,244)	(1,369)
Other comprehensive income (loss)(a)	(28)	50

Comprehensive loss	(54,272)	(1,319)
Repurchases of AOL Time Warner common stock	(102)	(615)
Other, principally shares issued pursuant to stock option and benefit plans, including $81 and $555 million of tax benefit	266	832

BALANCE AT END OF PERIOD	$97,919	$156,494

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

AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing. Financial information for AOL Time Warner’s various business segments is presented in Note 10.

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

Investment in Time Warner Entertainment Company, L.P.

A majority of AOL Time Warner’s interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). Due to the Company’s 100% ownership of the Series B Capital, AOL Time Warner’s economic interest in TWE exceeds 74.49%.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Basis of Presentation

Restatement of Prior Financial Information

The Company is conducting an internal review of certain advertising and commerce transactions at the AOL segment under the direction of the Company’s Chief Financial Officer. In connection with this internal review, the financial results for each of the quarters ended September 30, 2000 through June 30, 2002 are being restated. The total impact of the adjustments is a reduction of the Company’s consolidated advertising and commerce revenues of $190 million over these eight quarterly periods, with corresponding reductions in EBITDA, operating income and net income for that same time period of $97 million, $83 million and $46 million, respectively. For the AOL segment, the impact of the adjustments is a reduction of advertising and commerce revenues of $168 million over these eight quarterly periods, with corresponding reductions in EBITDA and operating income for that same time period of $97 million and $83 million, respectively. The remaining impact on the Company’s consolidated advertising and commerce revenues of $22 million represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments. The adjustments represent approximately 1% of the AOL segment’s total revenues for that same two-year period, approximately 3.4% of its advertising and commerce revenues, approximately 1.9% of its EBITDA and approximately 2.1% of its operating income. The largest impact of the adjustments is in the quarter ended September 30, 2000, where advertising and commerce revenues are reduced by $66 million and both EBITDA and operating income are reduced by $30 million and net income is reduced by $18 million. The restatement results in a decrease in basic earnings per share of $0.01 in both the third and fourth quarters of 2000.

The financial results presented in this report reflect the restatement of the Company’s financial results. For the three months ended March 31, 2002 and 2001, the total impact of these adjustments is a reduction of the Company’s consolidated advertising and commerce revenues of $12 million and $14 million, respectively, with a corresponding reduction in EBITDA of $15 million and $1 million, respectively, operating income of $13 million and $0, respectively, and consolidated net income of $4 million and $0, respectively. For the AOL segment, for the three months ended March 31, 2002 and 2001, the impact of these adjustments is a reduction of advertising and commerce revenues of $6 million and $13 million, respectively, with a corresponding reduction in EBITDA of $15 million and $1 million, respectively and operating income of $13 million and $0, respectively. The remaining impact on advertising and commerce revenues of $6 million and $1 million for the three months ended March 31, 2002 and 2001, respectively, represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

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

In addition to the restatement of prior financial information relating to certain advertising and commerce transactions at the AOL segment, this document reflects subsequent events that result in retroactive adjustments. During the third quarter of 2002, Advance/Newhouse Partnership assumed responsibility for the day-to-day operations of certain cable systems held by the TWE-Advance/Newhouse Partnership. As a result, the Company has deconsolidated the financial results of these systems and has retroactively presented such results as discontinued operations for all periods presented. In addition, the Company also began consolidating the financial position and results of operations of Road Runner. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002. Details of the transaction resulting in the discontinued operations and the consolidation of Road Runner, as well as the impact of the discontinued operations, are provided under “Restructuring of TWE-Advance/Newhouse Partnership and Road Runner” below.

Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

As of March 31, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to August 1, 2002, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was accounted for using the equity method of accounting prior to August 1, 2002 because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

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

The Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the three months ended March 31, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s revenues, EBITDA and operating income of $352 million, $161 million and $99 million, respectively. For the three months ended March 31, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems is a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $292 million, $134 million and $76 million, respectively. In addition, as of March 31, 2002, the Advance/Newhouse Systems had current assets and total assets of approximately $51 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $187 million and $778 million, respectively, including debt assumed on the Debt Closing Date. As of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed on the Debt Closing Date.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AOL Time Warner, included in its Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 thereto on Form 10-K/A filed March 26, 2002, Amendment No. 2 thereto on Form 10-K/A filed June 28, 2002 and Amendment No. 3 thereto on Form 10-K/A filed January 28, 2003 (the “2001 Form 10-K”).

Revenue Classification Changes

Reimbursement of “Out-of-Pocket” Expenses

In November 2001, the Financial Accounting Standards Board (“FASB”) Staff issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement was effective for AOL Time Warner in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts AOL Time Warner’s Cable and Music segments, resulting in an increase in both revenues and costs of approximately $86 million in the first quarter of 2001.

Emerging Issues Task Force Issue No. 01-09

In April 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts AOL Time

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Warner’s AOL, Music and Publishing segments and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs each were reduced by an equal amount of approximately $62 million in the first quarter of 2001.

Accounting for Business Combinations

In July 2001, the FASB issued Statements of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for AOL Time Warner in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner recorded a noncash charge of approximately $54 billion to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting FAS 142, see Note 3.

Impact of Significant Acquisitions

AOL Time Warner’s results for 2002 have been impacted by the following acquisitions that cause them not to be comparable to the results reported in 2001.

•
Consolidation of AOL Europe, S.A. (“AOL Europe”). On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann AG’s (“Bertelsmann”) 49.5% interest in AOL Europe for $5.3 billion in cash and committed to acquire the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash in July 2002 (Note 5). As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest in and began consolidating AOL Europe beginning in 2002.

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

If the consolidation of AOL Europe, IPC and Road Runner had occurred on January 1, 2001, for the three months ended March 31, 2001, the Company’s consolidated revenues would have increased by $342 million to

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$9.172 billion, operating loss would have increased by $269 million to $492 million, net loss would have increased by $251 million to $1.620 billion, and net loss per share would have increased by $0.06 to $0.37.

Reclassifications

Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2002 presentation.

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

Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Time Warner business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 8,200. As of March 31, 2002, approximately 5,700 of the terminations and relocations had occurred. The remaining 2,500 terminations and relocations are anticipated to occur during the remainder of 2002 or are no longer expected to occur. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments are continuing after the employee was terminated. Termination payments of approximately $300 million were made in 2001 ($40 million of which was paid in the first quarter) and an additional $104 million was paid in the first quarter of 2002. In addition, there were noncash reductions in the restructuring accrual of approximately $16 million, as actual termination payments were less than amounts originally estimated. As of March 31, 2002, the remaining liability of approximately $460 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner follows (in millions):

	Employee Termination	Other Exit Costs	Total
Initial Accruals	$880	$460	$1,340
Cash paid – 2001	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	580	295	875
Cash paid – 2002	(104)	(36)	(140)
Noncash reductions(a) – 2002	(16)	—	(16)

Restructuring liability as of March 31, 2002	$460	$259	$719

(a)
Noncash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Merger Costs Expensed as Incurred

During 2001, the restructuring plans also included approximately $250 million, which was expensed in accordance with generally accepted accounting principles and is included in “merger and restructuring costs” in the accompanying consolidated statement of operations. Of the $250 million, approximately $153 million related to employee termination benefits and $97 million related to other exit costs. The other exit costs relate to contractual terminations for various leases and contractual commitments relating to terminated projects, including the termination of the iPlanet alliance with Sun Microsystems Inc. The number of employees expected to be terminated at the AOL segment was 2,430. As of March 31, 2002, approximately 2,300 of the terminations had occurred. The severed employees spanned all major departments and divisions in the AOL segment, including Technology, Digital City, MapQuest, AOL Brand, Member Services, Interactive Marketing, Compuserve, Business Affairs, AIM/ICQ, Wireless Strategy, Spinner, Acquisition Marketing, iPlanet, Technology & Systems Development, AOL Products, Interactive Properties and Netscape. These Merger-related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Time Warner. As of

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

March 31, 2002, approximately $55 million of the $250 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

	Employee Termination	Other Exit Costs	Total
Initial Accruals	$153	$97	$250
Cash paid – 2001	(107)	(38)	(145)

Remaining liability as of December 31, 2001	46	59	105
Cash paid – 2002	(27)	(23)	(50)

Remaining liability as of March 31, 2002	$19	$36	$55

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

Included in the 2002 restructuring charge is $64 million related to lease obligations of the AOL segment for network modems that will no longer be used as network providers upgrade their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services from third-parties. During the first quarter of 2002, a plan was established under which a network provider would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems will no longer be in use. The remaining $43 million of restructuring costs recorded during the three-month period ended March 31, 2002, relates to certain contractual employee termination benefits. A liability related to contractual employee termination benefits is recognized when it becomes probable that the employee will be entitled to the benefits and such benefits can be reasonably estimated.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Other than the allocation of premium goodwill, which is discussed below, the net book value of each of the Company’s segments was generally based upon specific identification. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 10 – Segment Information. This methodology differs from AOL Time Warner’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

Upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner recorded a noncash charge of approximately $54 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof.

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

The amount of goodwill allocated to the AOL segment related entirely to goodwill resulting from the Merger. Overall goodwill resulting from the Merger was calculated based upon a purchase price of approximately $147 billion, including transaction costs. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the purchase price was determined using the fair value of the AOL Time Warner securities issued to acquire Time Warner at the time of the announcement of the Merger in January 2000. The fair value of these securities was significantly higher than the fair value of the Time Warner business acquired in January 2001, when the transaction closed and the Company allocated the purchase price to the fair value of the assets and liabilities acquired. As noted above, in accordance with the accounting rules in place at that time, this excess, or “premium goodwill,” was initially allocated only to the Time Warner segments mostly based upon their relative fair values. Upon the adoption of FAS 142, the premium goodwill was reallocated to all of the segments of AOL Time Warner (including the AOL segment) based upon relative fair values.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of changes in the Company’s goodwill during the quarter, and total assets at March 31, 2002, by business segment is as follows (in millions; restated):

	Goodwill				Total Assets
	January 1, 2002(1)	Acquisitions & Adjustments(2)	Impairments(3)	March 31, 2002	March 31, 2002
AOL	$27,729	$7,019	$—	$34,748	$41,091
Cable	33,259	—	(22,976)	10,283	48,427
Filmed Entertainment(4)	9,110	(92)	(4,091)	4,927	15,736
Networks(5)	33,562	22	(13,077)	20,507	31,642
Music	5,477	13	(4,796)	694	7,431
Publishing	18,283	(22)	(9,259)	9,002	14,240
Corporate	—	—	—	—	1,798

Total	$127,420	$6,940	$(54,199)	$80,161	$160,365

(1)	Reflects the reallocation of goodwill to the AOL reporting unit under FAS 142.
(2)
Adjustments primarily relate to the Company’s preliminary purchase price allocation for several acquisitions. Specifically, the ultimate goodwill associated with certain acquisitions (including IPC, Business 2.0, Synapse, AOL Europe, and This Old House) continues to be adjusted as the value of the assets and liabilities (including merger liabilities) acquired are finalized.

(3)	The impairment charge does not include approximately ($36) million related to goodwill impairments associated with equity investees.
(4)	Includes impairments at Warner Bros. ($2.851 billion) and at the Turner filmed entertainment businesses ($1.240 billion).
(5)	Includes impairments at the Turner cable networks ($10.933 billion), HBO ($1.933 billion) and The WB Network ($211 million).

As of March 31, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions; restated):

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

The Company recorded amortization expense of $164 million during the first quarter of 2002 compared to $1.8 billion during the first quarter of 2001. Based on the current amount of intangible assets subject to amortization,

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $648 million; 2003: $637 million; 2004: $613 million; 2005: $560 million; and 2006: $429 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

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

The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had AOL Time Warner adopted FAS 142 on January 1, 2001, the net income (loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts indicated below:

	Three Months Ended March 31, 2001
	(restated; millions, except per share amounts)
	Net income (loss)	Net income (loss) per basic common share	Net income (loss) per diluted common share
As reported	$(1,369)	$(0.31)	$(0.31)
Add: Goodwill amortization	1,275	0.29	0.29
Add: Intangible amortization	364	0.08	0.08
Add: Equity investee goodwill amortization	143	0.03	0.03
Minority interest impact	(17)	—	—
Income tax impact (a)	(196)	(0.04)	(0.04)

Adjusted	$200	$0.05	$0.05

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

4.    INVESTMENTS

Investment Write-Downs

The Company’s investments are comprised of fair value investments, including available-for-sale investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines of approximately $581 million in the first quarter of 2002, including $9 million of gains relating to equity derivative instrument and, $620 million in the first quarter of 2001, none of which related to equity derivative instruments, which are included in other expense, net, in the accompanying consolidated statement of operations.

Included in the 2002 charge is a charge of approximately $571 million to reduce AOL Time Warner’s investment in Time Warner Telecom Inc. (“Time Warner Telecom”) for a decline deemed to be other than temporary. Time Warner Telecom is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The value of the Time Warner Telecom investment was adjusted upward in the Merger by over $2 billion to its estimated fair value. Since the date of the Merger, Time Warner Telecom’s share price has declined significantly, resulting in impairment charges of approximately $1.2 billion in the fourth quarter of 2001 and approximately $571 million in the first quarter of 2002.

Management determined that the decline in fair value of its investment in Time Warner Telecom as of March 31, 2002 was other-than-temporary in accordance with its policy. Since the fair value of the investment was 50% below the cost basis as of the end of the quarter and no qualitative factors indicated that the decline was temporary, the Company concluded that impairment had occurred.

Since March 31, 2002, there has been a further decline in the fair value of AOL Time Warner’s investment in Time Warner Telecom. As a result, as of May 2, 2002, the fair value of AOL Time Warner’s investment in Time Warner Telecom has declined by approximately $159 million, representing a further decline from the Merger-adjusted value noted above. Consistent with its policy, management will continually evaluate whether such a decline in fair value should be considered to be other-than-temporary. Depending on the future performance of Time Warner Telecom, the Company may be required to record an additional significant noncash charge to write down its

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

investment to fair value due to a decline that is deemed to be other-than-temporary. Any such additional charge would be unrelated to the Company’s core operations and would be recorded in other income (expense), net.

As of March 31, 2002, Time Warner Telecom was owned 44% by AOL Time Warner, 14% by the Advance/Newhouse minority partners to TWE-A/N and 42% by other third parties. AOL Time Warner’s interest in Time Warner Telecom is being accounted for using the equity method of accounting. For the three months ended March 31, 2002, Time Warner Telecom had revenues, operating loss and net loss of $168 million, $19 million and $43 million, respectively.

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

On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann’s 49.5% interest in AOL Europe for $5.3 billion in cash, as a result of Bertelsmann’s exercise of its initial put option. AOL Time Warner has committed to acquire the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash in July 2002. As a result of the purchase of 80% of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest and began consolidating AOL Europe, retroactive to the beginning of 2002, including the approximate $573 million of debt on AOL Europe’s balance sheet. This debt was subsequently refinanced with AOL Time Warner debt, carrying lower interest rates. Additionally, in February 2002, certain redeemable preferred securities previously issued by AOL Europe were redeemed for $255 million. Previously, the Company owned a 49.5% preferred interest in AOL Europe and accounted for its investment in AOL Europe using the equity method of accounting.

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

In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T initiated a process by which an independent investment banking firm has determined the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice of the exercise of the option on a cashless basis effective May 31, 2002. The exercise of this option will increase AT&T’s interest by approximately 2.1%, to approximately 27.6% of the Series A Capital and Residual Capital of TWE.

AT&T also has the right, during 60 day exercise periods occurring once every 18 months to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T ‘s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. The parties are in discussions regarding this registration rights process. The Company cannot at this time predict the outcome or effect, if any, of these discussions.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. TWE reported net income of $380 million, excluding a $22 billion noncash charge related to the cumulative effect of an accounting change, in the first quarter of 2002 and a net loss of $350 million in the first quarter of 2001. Because of the priority rights over allocations of income and distributions of TWE held by the General Partners, $362 million of TWE’s income for the three months ended March 31, 2002 was allocated to AOL Time Warner and $18 million was allocated to AT&T. For the three months ended March 31, 2001, $344 million of TWE’s loss was allocated to AOL Time Warner and $6 million was allocated to AT&T.

The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.    INVENTORIES

Inventories and film costs consist of:

	March 31, 2002	December 31, 2001
	(millions)
Programming costs, less amortization	$2,646	$2,536
Magazines, books, recorded music and other merchandise	531	553
Film costs-Theatrical:
Released, less amortization	866	847
Completed and not released	220	356
In production	484	381
Development and pre-production	297	290
Film costs-Television:
Released, less amortization	205	162
Completed and not released	142	95
In production	24	59
Development and pre-production	4	2

Total inventories and film costs(a)	5,419	5,281
Less current portion of inventory(b)	1,900	1,791

Total noncurrent inventories and film costs	$3,519	$3,490

(a)
Does not include $3.315 billion and $3.363 billion of film library costs as of March 31, 2002 and December 31, 2001, respectively which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet. See Note 3.

(b)
Current inventory as of March 31, 2002 is comprised of programming inventory at the Networks segment (approximately $1.368 billion), books from the Publishing segment (approximately $229 million), videocassettes, DVDs and compact discs from the Filmed Entertainment and Music segments (approximately $224 million), and general merchandise, primarily at the AOL segment (approximately $79 million).

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

On February 13, 2001, TW Companies redeemed all 23 million shares of the Preferred Trust Securities. The redemption price was $25 per security, plus accrued and unpaid distributions thereon equal to $0.265 per security. The total redemption price of $581 million was funded with borrowings under the Company’s $7.5 billion revolving credit facility.

10.    SEGMENT INFORMATION

AOL Time Warner classifies its business interests into six fundamental areas:AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

Information as to the operations of AOL Time Warner in different business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”).

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the Company’s 2001 Form 10-K/A. Intersegment sales are accounted for at fair value as if the sales were to third parties.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
	Three Months Ended March 31,
	2002	2001(a)
	(restated; millions)
Revenues
AOL	$2,291	$2,095
Cable (b)	1,683	1,401
Filmed Entertainment	2,136	2,212
Networks	1,786	1,699
Music	947	904
Publishing	1,081	929
Intersegment elimination	(500)	(410)

Total revenues	$9,424	$8,830

(a)
Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $24 million for the first quarter of 2001.

(b)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three months ended March 31, 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s revenues of $352 million and $292 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

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

	Three Months Ended March 31,
	2002	2001
	(restated; millions)
Intercompany Revenues
AOL	$80	$21
Cable	30	3
Filmed Entertainment	170	181
Networks	133	141
Music	76	57
Publishing	11	7

Total intercompany revenues	$500	$410

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(restated; millions)
EBITDA(a)
AOL	$418	$683
Cable (b)	652	634
Filmed Entertainment	181	113
Networks	431	449
Music	96	94
Publishing	145	113
Corporate	(79)	(74)
Merger and restructuring costs	(107)	(71)
Intersegment elimination	2	(1)

Total EBITDA	$1,739	$1,940

(a)
EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, AOL Time Warner’s operating income (loss) was $1.057 billion in 2002 and $(223) million in 2001.

(b)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three months ended March 31, 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s EBITDA of $161 million and $134 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

	Three Months Ended March 31,
	2002	2001
	(restated; millions)
Depreciation of Property, Plant and Equipment
AOL	$128	$101
Cable	274	194
Filmed Entertainment	19	22
Networks	39	39
Music	28	22
Publishing	23	16
Corporate	7	5

Total depreciation	$518	$399

	Three Months Ended March 31,
	2002	2001
	(restated; millions)
Amortization of Intangible Assets(a)
AOL	$41	$34
Cable	—	616
Filmed Entertainment	48	118
Networks	3	474
Music	43	206
Publishing	29	233
Corporate	—	83

Total amortization	$164	$1,764

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the $147 billion acquisition of Time Warner in 2001.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

	March 31,	December 31,
	2002	2001
	(restated; millions)
Assets
AOL	$41,091	$34,021
Cable	48,427	71,265
Filmed Entertainment	15,736	20,646
Networks	31,642	44,580
Music	7,431	12,399
Publishing	14,240	23,374
Corporate	1,798	2,219

Total assets	$160,365	$208,504

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

12.    ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash (payments) and receipts are as follows:

	Three Months Ended March 31,
	2002	2001
	(millions)
Cash payments made for interest	$(403)	$(460)
Interest income received	34	69

Cash interest expense, net	$(369)	$(391)

Cash payments made for income taxes	$(71)	$(132)
Income tax refunds received	12	10

Cash taxes, net	$(59)	$(122)

Interest Expense, Net

Interest expense, net, consists of:

	Three Months Ended March 31,
	2002	2001
	(millions)
Interest Income	$37	$68
Interest Expense	(413)	(379)

Total interest expense, net	$(376)	$(311)

Other Expense, Net

Other expense, net, consists of:

	Three Months Ended March 31,
	2002	2001
	(restated; millions)
Net investments losses (a)	$(581)	$(639)
Losses on equity investees	(61)	(238)
Losses on accounts receivable securitization programs	(11)	(20)
Miscellaneous	(2)	(5)

Total other expense, net	$(655)	$(902)

(a)
Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of approximately $581 million in 2002 and approximately $620 million in 2001 (Note 4).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Current Liabilities

Other current liabilities consist of:

	March 31,	December 31,
	2002	2001
	(millions)
Accrued expenses	$5,170	$5,474
Accrued compensation	580	904
Accrued income taxes	101	65

Total other current liabilities	$5,851	$6,443

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

Consolidating Statement of Operations
For The Three Months Ended March 31, 2002
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non-Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$—	$1,819	$—	$—	$198	$7,450	$(43)	$9,424
Cost of revenues	—	(1,000)	—	—	(100)	(4,623)	43	(5,680)
Selling, general and administrative	(7)	(475)	(9)	(4)	(48)	(1,873)	—	(2,416)
Amortization of goodwill and other intangible assets	—	(4)	—	—	—	(160)	—	(164)
Merger and restructuring costs	(28)	(74)	—	—	—	(5)	—	(107)

Operating income (loss)	(35)	266	(9)	(4)	50	789	—	1,057
Equity in pretax income of consolidated subsidiaries	131	(127)	57	79	169	—	(309)	—
Interest income (expense), net	(92)	9	(31)	(101)	(29)	(132)	—	(376)
Other expense, net	(9)	(32)	(2)	(78)	—	(508)	(26)	(655)
Minority interest expense	—	—	—	—	—	(31)	—	(31)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(5)	116	15	(104)	190	118	(335)	(5)
Income tax benefit (provision)	(3)	(44)	(14)	32	(73)	(55)	154	(3)

Income (loss) before discontinued operations and cumulative effect of accounting change	(8)	72	1	(72)	117	63	(181)	(8)
Discontinued operations, net of tax	(1)	—	(1)	(1)	—	(1)	3	(1)

Income (loss) before cumulative effect of accounting change	(9)	72	—	(73)	117	62	(178)	(9)

Cumulative effect of accounting change	(54,235)	—	(54,235)	(42,062)	(12,173)	(52,048)	160,518	(54,235)

Net income (loss)	$(54,244)	$72	$(54,235)	$(42,135)	$(12,056)	$(51,986)	$160,340	$(54,244)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended March 31, 2001
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$—	$1,600	$—	$—	$197	$7,060	$(27)	$8,830

Cost of revenues	—	(853)	—	—	(63)	(4,077)	27	(4,966)
Selling, general and administrative	(8)	(390)	(8)	(4)	(44)	(1,798)	—	(2,252)
Amortization of goodwill and other intangible assets	(83)	(4)	—	—	(56)	(1,621)	—	(1,764)
Merger and restructuring costs	—	(67)	—	—	—	(4)	—	(71)

Operating income (loss)	(91)	286	(8)	(4)	34	(440)	—	(223)
Equity in pretax income of consolidated subsidiaries	(1,339)	169	(1,186)	(803)	(205)	—	3,364	—
Interest income (expense), net	1	41	(21)	(129)	(48)	(155)	—	(311)
Other expense, net	(2)	(598)	(28)	(24)	(5)	(245)	—	(902)
Minority interest income (expense)	—	—	6	—	—	(1)	—	5

Loss before income taxes and discontinued operations	(1,431)	(102)	(1,237)	(960)	(224)	(841)	3,364	(1,431)
Income tax benefit (provision)	72	44	(9)	(10)	(48)	(167)	190	72

Loss before discontinued operations	(1,359)	(58)	(1,246)	(970)	(272)	(1,008)	3,554	(1,359)
Discontinued operations, net of tax	(10)	—	(10)	(10)	—	(10)	30	(10)

Net loss	$(1,369)	$(58)	$(1,256)	$(980)	$(272)	$(1,018)	$3,584	$(1,369)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Balance Sheet
March 31, 2002
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$62	$37	$—	$631	$43	$667	$(554)	$886
Receivables, net	41	370	19	9	117	4,371	—	4,927
Inventories	—	—	—	—	159	1,741	—	1,900
Prepaid expenses and other current assets	14	246	—	—	11	1,582	—	1,853

Total current assets	117	653	19	640	330	8,361	(554)	9,566
Noncurrent inventories and film costs	—	—	—	—	275	3,231	13	3,519
Investments in amounts due to and from consolidated subsidiaries	107,007	13,670	91,489	73,519	18,407	—	(304,092)	—
Investments, including available-for-sale securities	34	2,588	291	18	95	4,210	(919)	6,317
Property, plant and equipment	49	1,073	7	—	89	11,723	—	12,941
Intangible assets subject to amortization	—	—	—	—	—	7,419	—	7,419
Intangible assets not subject to amortization	—	—	—	—	641	37,087	—	37,728
Goodwill	9,822	22,023	—	—	2,821	45,495	—	80,161
Other assets	90	486	68	48	97	1,925	—	2,714

Total assets	$117,119	$40,493	$91,874	$74,225	$22,755	$119,451	$(305,552)	$160,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9	$49	$—	$—	$6	$2,067	$—	$2,131
Participations payable	—	—	—	—	—	1,342	—	1,342
Royalties and programming costs payable	—	—	—	—	5	1,550	—	1,555
Deferred revenue	—	906	—	—	1	721	—	1,628
Debt due within one year	—	—	—	—	—	102	—	102
Other current liabilities	363	1,093	63	72	135	4,138	(13)	5,851

Total current liabilities	372	2,048	63	72	147	9,920	(13)	12,609
Long-term debt	7,587	1,500	4,768	6,032	790	8,256	(553)	28,380
Debt due to affiliates	—	—	—	—	1,647	158	(1,805)	—
Deferred income taxes	11,139	(4,240)	15,379	13,278	2,179	15,447	(42,043)	11,139
Deferred revenue	—	33	—	—	—	986	—	1,019
Other liabilities	102	27	416	—	227	4,120	—	4,892
Minority interests	—	—		—	—	4,407	—	4,407

Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	6,195	6,948	3,986	(1,531)	(12,371)	(3,227)	—
Other shareholders’ equity	97,919	34,930	64,300	50,857	19,296	88,528	(257,911)	97,919

Total shareholders’ equity	97,919	41,125	71,248	54,843	17,765	76,157	(261,138)	97,919

Total liabilities and shareholders’ equity	$117,119	$40,493	$91,874	$74,225	$22,755	$119,451	$(305,552)	$160,365

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Balance Sheet
December 31, 2001
(Restated)

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

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2002
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non-Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATIONS
Net income (loss)	$(54,244)	$72	$(54,235)	$(42,135)	$(12,056)	$(51,986)	$160,340	$(54,244)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,235	—	54,235	42,062	12,173	52,048	(160,518)	54,235
Depreciation and amortization	4	118	—	—	5	555	—	682
Amortization of film costs	—	—	—	—	—	558	—	558
Loss on writedown of investments	—	13	—	77	—	500	—	590
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(67)	75	(14)	(87)	(104)	—	197	—
Change in investment segment	3,752	—	1,117	4	58	—	(4,931)	—
AOL Europe capitalization	—	(5,677)	—	—	—	5,677	—	—
Equity in losses of other investee companies after distributions	—	23	—	2	—	45	—	70
Changes in operating assets and liabilities, net of acquisitions	27	169	25	(85)	14	(517)	78	(289)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	—	—	—	—	—	157	—	157

Cash provided (used) by operations	3,707	(5,207)	1,128	(162)	90	7,037	(4,834)	1,759

INVESTING ACTIVITIES
Investments and acquisitions	—	(54)	—	—	—	(5,614)	—	(5,668)
Change in investment segment	(5,556)	—	(94)	(102)	(205)	(1)	5,958	—
Capital expenditures and product development costs from continuing operations	—	(97)	—	—	(16)	(476)	—	(589)
Capital expenditures from discontinued operations	—	—	—	—	—	(77)	—	(77)
Investment proceeds	—	23	—	—	—	—	—	23

Cash provided (used) by investing activities	(5,556)	(128)	(94)	(102)	(221)	(6,168)	5,958	(6,311)

FINANCING ACTIVITIES
Borrowings	2,284	10	2,700	—	—	1,207	—	6,201
Debt repayments	(392)	—	—	—	—	(2,020)	1,180	(1,232)
Change in due to/from parent	—	5,286	(3,734)	(942)	88	386	(1,084)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	147	42	—	—	—	(2)	(40)	147
Repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions from discontinued operations, net	—	—	—	—	—	(17)	—	(17)
Principal payments on capital lease	—	(7)	—	—	—	—	—	(7)
Other	(16)	—	—	—	—	—	—	(16)

Cash provided (used) by financing activities	1,921	5,331	(1,034)	(942)	88	(701)	56	4,719

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	72	(4)	—	(1,206)	(43)	168	1,180	167

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	499	(1,734)	719
CASH AND EQUIVALENTS AT END OF PERIOD	$62	$37	$—	$631	$43	$667	$(554)	$886

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2001
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non-Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATIONS
Net loss	$(1,369)	$(58)	$(1,256)	$(980)	$(272)	$(1,018)	$3,584	$(1,369)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	84	85	—	—	57	1,937	—	2,163
Amortization of film costs	—	—	—	—	—	626	—	626
Loss on writedown of investments	—	587	—	—	—	33	—	620
Gain on sale of investments	—	(3)	—	—	—	—	—	(3)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	234	(4,221)	(1,936)	1,048	(136)	—	5,011	—
Equity in losses of other investee companies after distributions	—	6	—	14	—	201	—	221
Changes in operating assets and liabilities, net of acquisitions	2,871	4,088	(622)	(3,511)	129	2,873	(7,271)	(1,443)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	—	—	—	—	—	158	—	158

Cash provided (used) by operations	1,820	484	(3,814)	(3,429)	(222)	4,810	1,324	973

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	—	(1)	198	40	453	—	690
Other investments and acquisitions	—	(86)	—	—	—	(716)	—	(802)
Investments in available-for-sale securities	—	(171)	—	—	—	—	—	(171)
Advances to parents and consolidated subsidiaries	—	—	—	(1,680)	—	(1,444)	3,124	—
Capital expenditures and product development costs from continuing operations	—	(121)	—	—	(12)	(666)	—	(799)
Capital expenditures from discontinued operations	—	—	—	—	—	(104)	—	(104)
Investment proceeds	—	1,609	—	—	—	40	—	1,649

Cash provided (used) by investing activities	—	1,231	(1)	(1,482)	28	(2,437)	3,124	463

FINANCING ACTIVITIES
Borrowings	—	—	1,380	—	—	867	—	2,247
Debt repayments	—	—	—	(25)	—	(4,066)	—	(4,091)
Change in due to/from parent	(1,221)	(4,122)	2,439	5,210	233	2,111	(4,650)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(575)	—	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	277	—	—	—	—	—	—	277
Repurchases of common stock	(615)	—	—	—	—	—	—	(615)
Dividends paid and partnership distributions from discontinued operations, net	—	—	—	—	—	(17)	—	(17)
Dividends paid and partnership distributions from continuing operations, net	—	—	(4)	—	—	—	—	(4)

Cash provided (used) by financing activities	(1,559)	(4,122)	3,815	5,185	233	(1,680)	(4,650)	(2,778)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	261	(2,407)	—	274	39	693	(202)	(1,342)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	2,530	—	—	—	80	—	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$261	$123	$—	$274	$39	$773	$(202)	$1,268

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

AOL TIME WARNER INC. (Registrant)

Date: January 28, 2003	By:	/s/ WAYNE H. PACE
Name: Wayne H. Pace Title: Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Richard D. Parsons, certify that:

1.	I have reviewed this amendment to the quarterly report on Form 10-Q/A of AOL Time Warner Inc.;

2.
Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended.

Date: January 28, 2003	/S/ RICHARD D. PARSONS
Name: Richard D. Parsons Title: Chief Executive Officer

I, Wayne H. Pace, certify that:

1.	I have reviewed this amendment to the quarterly report on Form 10-Q/A of AOL Time Warner Inc.;

2.
Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended.

Date: January 28, 2003	/s/ WAYNE H. PACE
Name: Wayne H. Pace Title: Chief Financial Officer

Exhibit Index

Exhibit Number	Description	Sequential Page Number

99.1
Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.