Form 10-Q/A
period 2002-06-30
AOL TIME WARNER INC
filed 2003-01-28
CIK 1105705

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
Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of July 31, 2002
Common Stock—$.01 par value	4,292,109,290
Series LMCN-V Common Stock—$.01 par value	171,185,826

Restatement of Prior Financial Information

As previously disclosed, AOL Time Warner Inc. (“AOL Time Warner” or “the Company”) has been conducting an internal review of certain advertising and commerce transactions at the AOL segment under the direction of the Company’s Chief Financial Officer. In connection with this internal review, the financial results for each of the quarters ended September 30, 2000 through June 30, 2002 are being restated. The total impact of the adjustments is a reduction of the Company’s consolidated advertising and commerce revenues of $190 million over these eight quarterly periods, with corresponding reductions in EBITDA, operating income and net income for that same time period of $97 million, $83 million and $46 million, respectively. For the AOL segment, the impact of the adjustments is a reduction of advertising and commerce revenues of $168 million over these eight quarterly periods, with corresponding reductions in EBITDA and operating income for that same time period of $97 million and $83 million, respectively. The remaining impact on the Company’s consolidated advertising and commerce revenues of $22 million represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments. The adjustments represent approximately 1% of the AOL segment’s total revenues for that same two-year period, approximately 3.4% of its advertising and commerce revenues, approximately 1.9% of its EBITDA and approximately 2.1% of its operating income. The largest impact of the adjustments is in the quarter ended September 30, 2000, where advertising and commerce revenues are reduced by $66 million, both EBITDA and operating income are reduced by $30 million and net income is reduced by $18 million. The restatement results in a decrease in basic earnings per share of $0.01 in both the third and fourth quarters of 2000.

The financial results presented in this report reflect the restatement of the Company’s financial results. For the three months ended June 30, 2002 and 2001, the total impact of these adjustments is a reduction of the Company’s consolidated advertising and commerce revenues of $0 and $42 million, respectively, with a corresponding increase (decrease) in EBITDA of $1 million and $(7) million, respectively, operating income (loss) of $3 million and $(5) million, respectively, and consolidated net income (loss) of $2 million and $(3) million, respectively. For the AOL segment, for the three months ended June 30, 2002 and 2001, the impact of these adjustments is a reduction of advertising and commerce revenues of $0 and $28 million, respectively, with a corresponding increase (decrease) in EBITDA of $1 million and $(7) million, respectively, and operating income (loss) of $3 million and $(5) million, respectively. The remaining impact on advertising and commerce revenues of $0 and $14 million for the three months ended June 30, 2002 and 2001, respectively, represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

For the six months ended June 30, 2002 and 2001, the total impact is a reduction of the Company’s consolidated advertising and commerce revenues of $12 million and $56 million, respectively, with a corresponding reduction in EBITDA of $14 million and $8 million, respectively, operating income of $10 million and $5 million, respectively, and net income of $2 million and $3 million, respectively. For the AOL segment, for the six months ended June 30, 2002 and 2001, the impact of these adjustments is a reduction of advertising and commerce revenues of $6 million and $41 million, respectively, with a corresponding reduction in EBITDA of $14 million and $8 million, respectively, and operating income of $10 million and $5 million, respectively. The remaining impact on advertising and commerce revenues of $6 million and $15 million for the six months ended June 30, 2002 and 2001, respectively, represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

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

Subsequent Events Resulting in Retroactive Adjustment

In addition to the restatement of prior financial information relating to certain advertising and commerce transactions at the AOL segment, this document reflects subsequent events that result in retroactive adjustments. During the third quarter of 2002, Advance/Newhouse Partnership assumed responsibility for the day-to-day operations of certain cable systems held by the Time Warner Entertainment – Advance/Newhouse Partnership (“TWE-A/N”). As a result, the Company has deconsolidated the financial results of these systems and has retroactively presented such results as discontinued operations for all periods presented. In addition, the Company also began consolidating the financial position and results of operations of Road Runner. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002. Details of the transaction resulting in the discontinued operations and the consolidation of Road Runner are provided under “Restructuring of TWE-Advance/Newhouse Partnership and Road Runner” on page 3 and the impact of the discontinued operations is provided under “Discontinued Operations” on page 5.

        Except for the retroactive application of the TWE-A/N restructuring, which is discussed in the preceding paragraph, the Company has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. The Company therefore recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date, including the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Amended Items

The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as set forth herein:

Part I Financial Information

Item 1. Financial Statements.

The financial information of the Company is amended to read in its entirety as set forth at pages 28 through 65 herein and is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” is amended to read in its entirety as set forth at pages 1 through 27 herein and is incorporated herein by reference.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K.

The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibit, filed herewith:

99.1
Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

AOL TIME WARNER INC.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Use of EBITDA

AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other measures, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. In addition, EBITDA should not be used as a substitute for the Company’s various cash flow measures (e.g., operating cash flow and free cash flow), which are discussed in detail beginning on page 21.

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

AT&T has the right, during 60-day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. In June 2002, AT&T and TWE engaged Banc of America Securities LLC (“Banc of America”) to perform appraisals and make other determinations under the TWE Partnership Agreement. In July 2002, AOL Time Warner and AT&T agreed to temporarily suspend the registration rights process so that they can pursue discussion of an alternative transaction. For the time being, AOL Time

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Warner and AT&T have asked Banc of America not to deliver the determinations. The Company cannot at this time predict the outcome or effect, if any, of these discussions or the registrations rights process, if resumed.

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

Discontinued Operations

As previously discussed in “Restructuring of TWE-Advance/Newhouse Partnership and Road Runner,” the Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the three and six months ended June 30, 2002,the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s revenues of $363 million and $715 million, respectively, EBITDA of $172 million and $333 million, respectively and operating income of $107 million and $206 million, respectively. For the three and six months ended June 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems is a reduction of the Cable segment’s previously reported revenues of $304 million and $596 million, respectively, EBITDA of $137 million and $271 million, respectively, and operating income of $75 million and $151 million, respectively. In addition, as of June 30, 2002, the Advance/Newhouse Systems had current assets and total assets of approximately $57 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $186 million and $748 million, respectively, including debt assumed on the Debt Closing Date. As of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed on the Debt Closing Date.

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

Reimbursement of “Out-of-Pocket” Expenses

In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (“EITF”) Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for AOL Time Warner in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification requires retroactive restatement of all periods presented to reflect the new accounting provisions and impacts AOL Time Warner’s Cable and Music segments, resulting in an increase in both revenues and costs of approximately $109 million for the second quarter of 2001 and $195 million for the first six months of 2001.

Emerging Issues Task Force Issue No. 01-09

In April 2001, the FASB’s EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions and impacts AOL Time Warner’s AOL, Music and Publishing segments. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs each were reduced by an equal amount of approximately $48 million in the second quarter of 2001 and $110 million for the first six months of 2001.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

AOL Time Warner’s operating results for the six months ended June 30, 2002 included (i) merger and restructuring costs of $107 million in the first quarter (Note 2), (ii) a noncash pretax charge of $945 million ($364 million in the second quarter) to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and to reflect changes in equity derivative instruments. The changes in equity derivative instruments resulted in noncash pretax income of $8 million (a loss of $1 million in the second quarter) (Note 4), (iii) an approximate $59 million gain in the second quarter on the sale of a portion of the Company’s interest in Columbia House (Note 4) and (iv) an approximate $31 million gain in the second quarter on the redemption of a portion of the Company’s interest in TiVo Inc. (“TiVo”) (Note 4).

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

The impact of the significant transactions and nonrecurring items discussed above on the operating results for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions, except per share amounts)
Adjustments for significant and nonrecurring items:
Merger and restructuring costs	$—	$—	$107	$71
Gain on sale of Columbia House	(59)	—	(59)	—
Gain on redemption of TiVo	(31)	—	(31)	—
Loss on write down of investments	364	—	945	620

Pretax impact of adjustments	274	—	962	691

Income tax impact of adjustments	(110)	—	(385)	(276)

Net income impact of adjustments	$164	$—	$577	$415

Impact on basic income (loss) per common share before cumulative effect of accounting change	$0.04	$—	$0.13	$0.10

Impact on diluted income (loss) per common share before cumulative effect of accounting change	$0.03	$—	$0.12	$0.10

Revenues and EBITDA by business segment are as follows (restated; in millions):

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

	Three Months Ended June 30
	Revenues		EBITDA
	2002	2001(a)	2002	2001
AOL	$2,266	$2,105	$474	$794
Cable	1,762	1,478	675	640
Filmed Entertainment	2,386	1,893	328	250
Networks	1,957	1,828	420	444
Music	972	935	102	87
Publishing	1,396	1,155	337	271
Corporate	—	—	(80)	(71)
Merger and restructuring costs	—	—	—	—
Intersegment elimination	(505)	(441)	11	(22)

Total revenues and EBITDA	$10,234	$8,953	$2,267	$2,393
Depreciation and amortization (c)	—	—	(747)	(2,197)

Total revenues and operating income	$10,234	$8,953	$1,520	$196

	Six Months Ended June 30
	Revenues		EBITDA
	2002	2001(a)	2002	2001
AOL	$4,557	$4,200	$892	$1,477
Cable(b)	3,445	2,879	1,327	1,274
Filmed Entertainment	4,522	4,105	509	363
Networks	3,743	3,527	851	893
Music	1,919	1,839	198	181
Publishing	2,477	2,084	482	384
Corporate	—	—	(159)	(145)
Merger and restructuring costs	—	—	(107)	(71)
Intersegment elimination	(1,005)	(851)	13	(23)

Total revenues and EBITDA	$19,658	$17,783	$4,006	$4,333
Depreciation and amortization (c)	—	—	(1,429)	(4,360)

Total revenues and operating income	$19,658	$17,783	$2,577	$(27)

(a)
Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $61 million for the second quarter of 2001 and approximately $85 million for the first six months of 2001.

(b)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three and six months ended June 30, 2002,the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s revenues of $363 million and $715 million, respectively, EBITDA of $172 million and $333 million, respectively, and operating income of $107 million and $206 million, respectively. For the three and six months ended June 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems is a reduction of the Cable segment’s previously reported revenues of $304 million and $596 million, respectively, EBITDA of $137 million and $271 million, respectively, and operating income of $75 million and $151 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

(c)	Depreciation and amortization by business segment is provided in Note 10, “Segment Information.”

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated Results

Revenues. AOL Time Warner’s revenues increased to $10.234 billion in 2002, compared to $8.953 billion in 2001. This overall increase in revenues was driven by an increase in Subscription revenues of 24% to $4.747

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

billion and an increase in Content and Other revenues of 19% to $3.451 billion, offset in part by a decrease in Advertising and Commerce revenues of 8% to $2.036 billion.

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

Depreciation and Amortization. Depreciation and amortization decreased to $747 million in 2002 from $2.197 billion in 2001. The decrease was due to a decrease in amortization expense to $175 million in 2002 from $1.770 billion in 2001 due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized. The decrease was offset in part by an increase in depreciation expense to $572 million in 2002 from $427 million in 2001. The increase in depreciation reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life. In addition, depreciation at the AOL segment increased primarily due to an increase in network assets acquired.

Operating Income. Operating income was $1.520 billion in 2002, compared to $196 million in 2001. The improvement primarily related to a decrease in amortization expense due to the adoption of FAS 142, offset in part by a decrease in EBITDA, which is discussed in detail under “Business Segment Results,” and an increase in depreciation expense.

Interest Expense, Net. Interest expense, net, increased to $441 million in 2002, from $344 million in 2001, due principally to incremental borrowings to purchase 80% of Bertelsmann’s 49.5% interest in AOL Europe and the acquisition of IPC, offset in part by lower market interest rates in 2002.

Other Expense, Net. Other expense, net, increased to $331 million in 2002 from $233 million in 2001. Other expense, net, in each period included pretax noncash charges to reduce the carrying value of certain investments that experienced an other-than-temporary decline in value. In 2002, this charge was approximately $364 million, primarily related to AOL Time Warner’s investments in Time Warner Telecom and Gateway, Inc., which was offset in part by an approximate $59 million gain on the sale of a portion of the Company’s interest in Columbia House and an approximate $31 million gain on the redemption of a portion of the Company’s interest in TiVo. In 2001, AOL Time Warner recorded a charge of approximately $54 million, which was almost entirely offset by pretax gains related to equity derivative instruments and the sale of certain investments. Excluding these charges and the Columbia House and TiVo gains, other expense, net, decreased by $176 million in 2002 primarily due to lower losses on equity method investees, primarily related to reduced amortization associated with the adoption of FAS 142, offset in part by the absence of prior year net pretax investment-related gains. Depending upon general market conditions and the performance of individual investments in the Company’s portfolio, the Company may be required in the future to record a noncash charge to reduce the carrying value of individual investments to their fair value for other-than-temporary declines. Any such charge would be unrelated to the Company’s core operations and would be recorded in other expense, net (Note 4).

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Minority Interest Income (Expense). Minority interest income (expense) was $53 million of expense in 2002, compared to $1 million of minority interest income in 2001. The 2002 expense reflects the adoption of FAS 142, which resulted in a reduction of amortization expense at the Company’s partially owned consolidated investees, thereby resulting in higher income attributable to minority partners.

Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by certain financial statement expenses that are not deductible for income tax purposes, foreign income taxed at different rates and foreign losses with no U.S. tax benefit. AOL Time Warner had income tax expense of $301 million in 2002, compared to $348 million in 2001. While the effective tax rate in each period was comparable, slight differences are attributable to differing sources of foreign income taxed at different rates and foreign losses with no U. S. tax benefit in each period. As of June 30, 2002, the Company had net operating loss carryforwards of approximately $12.6 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income and are, therefore, expected to reduce Federal taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021.

Net Income Applicable to Common Shares and Income Per Common Share. AOL Time Warner’s net income increased by $1.133 billion to $396 million in 2002, compared to a net loss of $737 million in 2001. Excluding the after-tax effect of the significant and nonrecurring items referred to earlier, normalized net income increased by $1.297 billion to $560 million in 2002 from a net loss of $737 million in 2001. Similarly, excluding the effect of significant and nonrecurring items, normalized basic and diluted net income per common share was $0.13 and $0.12, respectively in 2002 compared to a basic and diluted net loss per common share of $0.17 in 2001. The increase in earnings primarily reflects reduced amortization associated with the adoption of FAS 142, offset in part by an overall decrease in AOL Time Warner’s EBITDA and increased depreciation expense, interest expense, net, other expense net, and minority interest expense.

Management Evaluation

As noted above, the acquisitions of AOL Europe and IPC, the consolidation of Road Runner, as well as the implementation of FAS 142 significantly impacted the comparability of AOL Time Warner’s 2002 results. In addition, other significant transactions and nonrecurring items occurred in 2002, which also impacted the comparability of the Company’s results. As such, in reviewing the performance of its businesses, management also evaluates the Company’s results assuming that the acquisitions of AOL Europe and IPC, the consolidation of Road Runner and the adoption of FAS 142 occurred as of the beginning of 2001. In addition, management evaluates results excluding the previously discussed other significant transactions and nonrecurring items. Giving effect to these items, the Company’s total revenues would have increased 10% (from $9.307 billion to $10.234 billion), EBITDA would have increased 2% (from $2.227 billion to $2.267 billion), operating income would have declined 5% (from $1.607 billion to $1.520 billion) and net income would have decreased 6% (from $592 million to $558 million).

Business Segment Results

AOL. Revenues increased 8% to $2.266 billion in 2002, compared to $2.105 billion in 2001. EBITDA decreased 40% to $474 million in 2002, compared to $794 million in 2001.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenues benefited from a 39% increase in Subscription revenues (from $1.284 billion to $1.786 billion), offset in part by a 39% decrease in Advertising and Commerce revenues (from $673 million to $412 million) and a 54% decrease in Content and Other revenues (from $148 million to $68 million).

The growth in subscription revenues was primarily related to the acquisition of AOL Europe, as well as domestic revenue growth. Domestically, subscription revenues increased 18% and were principally driven by membership growth. The number of AOL brand subscribers in the U.S. was 26.5 million at June 30, 2002 compared to 23.4 million at June 30, 2001. The average monthly subscription revenue per domestic subscriber for the quarter increased 5% to $18.18 as compared to $17.26 in the prior year quarter. This increase is due to the standard unlimited rate increase of $1.95 per month to $23.90 (effective beginning in July 2001) and the Bring Your Own Access (BYOA) plan of $5 to $14.95 (which began rolling out in October 2001). These domestic rate plan increases were offset in part by new member acquisition programs and member service and retention programs that offer incentives in the form of discounts and free months to AOL’s members.

The majority of AOL’s domestic subscribers are on standard unlimited pricing plans. AOL has entered into certain bundling programs with computer manufacturers (“OEMs”) that generally do not result in subscription revenues during introductory periods as well as the sale of bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of June 30, 2002, of the 26.5 million domestic AOL members, approximately 79% were on standard unlimited pricing plans (including 12% under various free trial, member service and retention programs), 16% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (weighted average monthly rate of approximately $11.50), with the remaining 5% on OEM bundled plans.

The number of AOL brand subscribers in Europe was 6.0 million at June 30, 2002 and the average monthly subscription revenue per European subscriber for the second quarter of 2002 was $14.07. This compares to AOL brand subscribers in Europe of 4.8 million at June 30, 2001 and average monthly subscription revenue per European subscriber for the second quarter of 2001 of $12.78. The average monthly subscription revenue per European subscriber in 2002 was impacted by price increases implemented earlier this year in various European countries offering the AOL service.

The decline in Advertising and Commerce revenues resulted from a decline in advertising revenues (from $606 million to $342 million) as commerce revenues remained relatively flat. The decline in advertising revenues is principally due to continued weakness in the online advertising market, which is expected to continue at least through the end of this year, slightly offset by contributions from AOL Europe. Also contributing to the decline in advertising revenues was a decline in revenues recognized from commitments received in prior periods. Domestic contractual commitments received in prior periods contributed advertising revenue of $220 million in the 2002 period as compared to $463 million in the comparable prior year period. This advertising revenue decline was in part mitigated by an increase in intercompany sales of advertising to other business segments of AOL Time Warner ($50 million in 2002 versus $29 million in 2001). During the quarter, advertising commitments declined to $859 million as of June 30, 2002 from $1.019 billion as of March 31, 2002. This compares to advertising commitments of $1.760 billion as of June 30, 2001 and $2.299 billion as of March 31, 2001. The Company expects to recognize a majority of the existing advertising commitments over the next four quarters.

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

The decline in EBITDA is primarily due to the advertising revenue shortfall, the absence of revenues from the iPlanet alliance, an increase in domestic marketing expenses and the acquisition of AOL Europe. AOL Europe

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

has EBITDA losses of $32 million in the 2002 period, which are included in the AOL segment’s results, compared to $149 million in the 2001 period prior to the consolidation of AOL Europe’s results. The increase in advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner was more than offset by costs associated with increased intercompany advertising purchased by AOL on properties of other AOL Time Warner business segments ($73 million in 2002 versus $41 million in 2001).

The current year results are significantly impacted by the acquisition of AOL Europe as discussed above. Accordingly, management also evaluates the current period results assuming the operations of AOL Europe were consolidated beginning January 1, 2001. Assuming such consolidation as of January 1, 2001, AOL’s revenues would have declined by 1% to $2.266 billion in 2002, compared to $2.299 billion in 2001. Subscription revenues would have increased by 20% to $1.786 billion in 2002, compared to $1.489 billion in 2001, Advertising and Commerce revenues would have decreased 40% to $412 million in 2002, compared to $687 million in 2001, Content and Other revenues would have decreased 45% to $68 million in 2002, compared to $123 million in 2001, and EBITDA would have decreased 27% to $474 million in 2002, compared to $645 million in 2001.

Cable. Revenues increased 19% to $1.762 billion in 2002, compared to $1.478 billion in 2001. EBITDA increased 5% to $675 million in 2002 from $640 million in 2001. Depreciation expense increased to $295 million in 2002 from $220 million in 2001.

Revenues increased due to a 17% increase in Subscription revenues (from $1.362 billion to $1.591 billion) and a 47% increase in Advertising and Commerce revenues (from $116 million to $171 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, an increase in basic cable subscribers as well as the impact of the consolidation of Road Runner in 2002. Digital cable subscribers increased by 54% to 3.9 million and high-speed data subscribers increased by 75% to 2.5 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channels, including new channel launches, ($41 million in 2002 versus $1 million in 2001) and the intercompany sale of advertising to other business segments of AOL Time Warner ($31 million in 2002 versus $18 million in 2001). The Company expects advertising sales to programming vendors to sequentially decline, resulting in declines in such advertising in the second half of 2002 as compared to the prior year.

EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs and the consolidation of Road Runner in 2002. The increase in video programming costs of 22% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of increased costs associated with the roll out of new services, higher property taxes associated with the upgrade of cable plants and higher development spending in the Interactive Personal Video division. The increase in depreciation reflects higher levels of capital spending related to the roll-out of digital services over the past three years.

As noted above, the consolidation of Road Runner effective January 1, 2002 significantly impacted the comparability of the Cable segment’s 2002 results by increasing revenues and decreasing EBITDA. As such, management of the Company also evaluates the results of the Cable segment assuming that the results of Road Runner were included in both periods. Assuming that the results of Road Runner were included in both periods, total revenues would have increased 17% (from $1.502 billion to $1.762 billion), Subscription revenues would have

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

increased 15% (from $1.385 billion to $1.591 billion) and EBITDA would have increased 13% (from $598 million to $675 million).

Filmed Entertainment. Revenues increased 26% to $2.386 billion in 2002, compared to $1.893 billion in 2001. EBITDA increased 31% to $328 million in 2002, compared to $250 million in 2001.

Revenues and EBITDA increased at both Warner Bros. and the filmed entertainment businesses of Turner Broadcasting System, Inc. (the “Turner filmed entertainment businesses”), which include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

For Warner Bros., the revenue increase was primarily related to the worldwide home video release of Harry Potter and the Sorcerer’s Stone, the domestic home video release of Ocean’s Eleven, as well as the continued international theatrical success of those films and the theatrical success of the second quarter release of Scooby Doo, offset in part by reduced commerce revenues related to the closure of its Studio Stores. For the Turner filmed entertainment businesses, revenues increased primarily due to New Line Cinema’s continued theatrical success of The Lord of the Rings: The Fellowship of the Ring and Blade II.

For Warner Bros., EBITDA increased principally due to the strong revenue growth. For the Turner filmed entertainment businesses, EBITDA increased primarily due to the revenue increase as well as an absence of losses on certain theatrical releases in 2001.

Networks. Revenues increased 7% to $1.957 billion in 2002, compared to $1.828 billion in 2001. EBITDA declined 5% to $420 million in 2002 from $444 million in 2001.

Revenues grew primarily due to a 7% increase in Subscription revenues with growth at both the cable networks of TBS (the “Turner cable networks”) and HBO, a 5% increase in Advertising and Commerce revenues (from $679 million to $710 million) with growth at both the Turner cable networks and The WB Network and a 21% increase in Content and Other revenues with growth at HBO, offset in part by declines at the Turner cable networks. EBITDA decreased due to lower results at the Turner cable networks, offset in part by improved results at HBO and, to a lesser degree, The WB Network.

For the Turner cable networks, Subscription revenues benefited from higher domestic rates and an increase in the number of domestic subscribers, led by TNT, CNN, Turner Classic Movies, TBS and Cartoon Network cable networks. Advertising and Commerce revenues increased marginally (from $557 million to $569 million) due to a slight recovery in the cable television advertising market and a small increase in intercompany sales of advertising to other business segments of AOL Time Warner ($25 million in 2002 versus $24 million in 2001). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series, Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues (from $122 million to $141 million) was driven by higher rates.

For the Turner cable networks, the decrease in EBITDA was principally due to higher programming, marketing and newsgathering costs, partially offset by the increased revenues. In addition, EBITDA was negatively impacted by reserves established on receivables from Adelphia Communications, a major cable television operator (“Adelphia”). For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by reserves established on receivables from

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Adelphia and the write-off of development costs. For The WB Network, the improvement in EBITDA was principally due to the increase in revenues, offset in part by higher programming costs.

Music. Revenues increased 4% to $972 million in 2002, compared to $935 million in 2001. EBITDA increased 17% to $102 million in 2002 from $87 million in 2001.

Revenues increased primarily due to increases in DVD manufacturing and merchandising sales, and the impact of the acquisition of Word Entertainment in January 2002, offset in part by the negative effect of changes in foreign currency exchange rates on international revenues and lower industry-wide domestic recorded music sales.

The increase in EBITDA is due primarily to the higher revenues and the impact of various cost-saving and restructuring programs. As of June 30, 2002, the Music segment had increased its domestic album market share to 17.6%, compared to 17.1% at June 30, 2001.

Publishing. Revenues increased 21% to $1.396 billion in 2002, compared to $1.155 billion in 2001. EBITDA increased 24% to $337 million in 2002 from $271 million in 2001.

The increase in revenues is due to a 44% increase in Subscription revenues, 13% increase in Advertising and Commerce revenues (from $754 million to $850 million) and a 20% increase in Content and Other revenues. The growth in Subscription revenues was primarily due to the acquisitions of IPC in October 2001 and Synapse Group Inc. (“Synapse”) in December 2001, as well as lower commission payments to subscription agents. The growth in Advertising and Commerce revenues was primarily due to revenues recognized by IPC and Synapse. This was offset in part by lower commerce revenues from Time Life’s direct marketing business and weakness in the magazine advertising market. The increase in Content and Other revenues is due primarily to increased sales at the AOL Time Warner Book Group driven by new releases in the quarter.

The growth in EBITDA is due primarily to the increase in revenue, including the impact of the acquisitions of IPC and Synapse, overall cost savings, and reduced costs relating to the final settlement of certain liabilities associated with the closure of American Family Enterprises (“AFE”), offset in part by additional reserves established on receivables from newsstand distributors.

As noted above, the acquisition of IPC in October 2001 significantly impacted the comparability of the Publishing segment’s 2002 results by significantly increasing both revenues and EBITDA. As such, management of the Company also evaluates the results of the Publishing segment assuming that the results of IPC were included in both periods. Assuming that the results of IPC were included in both periods, total revenues would have increased 8% (from $1.291 billion to $1.396 billion), Subscription revenues would have increased 12% (from $354 million to $395 million), Advertising and Commerce revenues would have increased 6% (from $805 million to $850 million) and EBITDA would have increased 14% (from $296 million to $337 million).

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated Results

Revenues. AOL Time Warner’s revenues increased to $19.658 billion in 2002, compared to $17.783 billion in 2001. The overall increase in revenues was driven by an increase in Subscription revenues of 23% to $9.214

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

billion and an increase in Content and Other revenues of 9% to $6.624 billion, offset in part by a decrease in Advertising and Commerce revenues of 9% to $3.820 billion.

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

Depreciation and Amortization. Depreciation and amortization decreased to $1.429 billion in 2002 from $4.360 billion in 2001. The decrease was due to a decrease in amortization expense to $339 million in 2002 from $3.534 billion in 2001 due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized. The decrease was offset in part by an increase in depreciation expense to $1.090 billion in 2002 from $826 million in 2001. The increase in depreciation reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life. In addition, depreciation at the AOL segment increased primarily due to an increase in network assets acquired.

Operating Income (Loss). Operating income was $2.577 billion in 2002, compared to an operating loss of $27 million in 2001. The improvement primarily related to a decrease in amortization expense due to the adoption of FAS 142, offset in part by a decrease in EBITDA, which is discussed in detail under “Business Segment Results,” and an increase in depreciation expense.

Interest Expense, Net. Interest expense, net, increased to $817 million in 2002, from $655 million in 2001, due principally to incremental borrowings to purchase 80% of Bertelsmann’s 49.5% interest in AOL Europe and the acquisition of IPC, offset in part by lower market interest rates in 2002.

Other Expense, Net. Other expense, net, decreased to $986 million in 2002 from $1.135 billion in 2001. Other expense, net, in each period included pretax noncash charges to reduce the carrying value of certain investments that experienced an other-than-temporary decline in value. In 2002, this charge was approximately $945 million, primarily related to AOL Time Warner’s investments in Time Warner Telecom and Gateway, which was offset in part by an approximate $59 million gain on the sale of a portion of the Company’s interest in Columbia House and an approximate $31 million gain on the redemption of a portion of the Company’s interest in TiVo. In 2001, AOL Time Warner recorded a charge of approximately $674 million, which was offset in part by approximately $54 million of pretax gains related to equity derivative instruments and the sale of certain investments. Excluding these charges and the Columbia House and TiVo gains, other expense, net, decreased by $384 million in 2002 primarily due to lower losses on equity method investees, primarily related to reduced amortization associated with the adoption of FAS 142, offset in part by the absence of prior year net pretax investment-related gains. Depending upon general market conditions and the performance of individual investments in the Company’s portfolio, the Company may be required in the future to record a noncash charge to reduce the carrying value of individual investments to their fair value for other-than-temporary declines. Any such charge would be unrelated to the Company’s core operations and would be recorded in other expense, net.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Minority Interest Income (Expense). Minority interest income (expense) was $84 million of expense in 2002, compared to $6 million of minority interest income in 2001. The 2002 expense reflects the accretion on the preferred securities of AOL Europe and the adoption of FAS 142, which resulted in a reduction of amortization expense at the Company’s partially owned consolidated investees, thereby resulting in higher income attributable to minority partners.

Income Tax Provision. The relationship between income before income taxes and income tax expense of AOL Time Warner is principally affected by certain financial statement expenses that are not deductible for income tax purposes, foreign income taxed at different rates and foreign losses with no U.S. tax benefit. AOL Time Warner had income tax expense of $304 million in 2002, compared to $276 million in 2001. While the effective tax rate in each period was comparable, slight differences are attributable to differing sources of foreign income taxed at different rates and foreign losses with no U.S. tax benefit in each period. As of June 30, 2002, the Company had net operating loss carryforwards of approximately $12.6 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income and are, therefore, expected to reduce Federal taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021.

Net Income (Loss) Applicable to Common Shares and Income (Loss) Per Common Share Before the Cumulative Effect of an Accounting Change. AOL Time Warner’s income before the cumulative effect of an accounting change increased by $2.493 billion to $387 million in 2002, compared to a net loss of $2.106 billion in 2001. Excluding the after-tax effect of the significant and nonrecurring items referred to earlier, normalized net income increased by $2.655 billion to $964 million in 2002 from a net loss of $1.691 billion in 2001. Similarly, excluding the effect of significant and nonrecurring items, normalized basic and diluted net income per common share was $0.22 and $0.21, respectively, in 2002 compared to a basic and diluted net loss per common share of $0.38 in 2001. The increase in earnings primarily reflects reduced amortization associated with the adoption of FAS 142 and a slight decline in other expense, net, offset in part by an overall decrease in EBITDA and increased depreciation expense, interest expense, net and minority interest expense.

Management Evaluation

As noted above, the acquisitions of AOL Europe and IPC, the consolidation of Road Runner, as well as the implementation of FAS 142 significantly impacted the comparability of AOL Time Warner’s 2002 results. In addition, other significant transactions and nonrecurring items occurred in both periods, which also impacted the comparability of the Company’s results. As such, in reviewing the performance of its businesses, management also evaluates the Company’s results assuming that the acquisitions of AOL Europe and IPC, the consolidation of Road Runner and the adoption of FAS 142 occurred as of the beginning of 2001. In addition, management evaluates results excluding the previously discussed other significant transactions and nonrecurring items. Giving effect to these items, the Company’s total revenues would have increased 6% (from $18.479 billion to $19.658 billion), EBITDA would have increased 2% (from $4.027 billion to $4.113 billion), operating income would have declined 5% (from $2.815 billion to $2.684 billion) and net income would have increased 1% (from $955 million to $963 million).

Business Segment Results

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

AOL. Revenues increased 9% to $4.557 billion in 2002, compared to $4.200 billion in 2001. EBITDA decreased 40% to $892 million in 2002, compared to $1.477 billion in 2001.

Revenues benefited from a 38% increase in Subscription revenues (from $2.536 billion to $3.503 billion), which was offset in part by a 34% decrease in Advertising and Commerce revenues (from $1.364 billion to $907 million) and a 51% decrease in Content and Other revenues (from $300 million to $147 million).

The growth in subscription revenues was primarily related to the acquisition of AOL Europe, as well as domestic revenue growth. Domestically, subscription revenues increased 17% and were principally driven by membership growth. The number of AOL brand subscribers in the U.S. was 26.5 million at June 30, 2002 compared to 23.4 million at June 30, 2001. The average monthly subscription revenue per domestic subscriber for the six-month period increased 5% to $18.11 as compared to $17.28 in the prior six-month period. This increase is due to the standard unlimited rate increase of $1.95 per month to $23.90 (effective beginning in July 2001) and the BYOA plan of $5 to $14.95 (which began rolling out in October 2001). These domestic rate plan increases were offset in part by new member acquisition programs and member service and retention programs that offer incentives in the form of discounts and free months to AOL’s members.

The majority of AOL’s domestic subscribers are on standard unlimited pricing plans. AOL has entered into certain bundling programs with computer manufacturers (“OEMs”) that generally do not result in subscription revenues during introductory periods as well as the sale of bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of June 30, 2002, of the 26.5 million domestic AOL members, approximately 79% were on standard unlimited pricing plans (including 12% under various free trial, member service and retention programs), 16% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (weighted average monthly rate of approximately $11.20), with the remaining 5% on OEM bundled plans.

The number of AOL brand subscribers in Europe was 6.0 million at June 30, 2002 and the average monthly subscription revenue per European subscriber for the first six months of 2002 was $13.82. This compares to AOL brand subscribers in Europe of 4.8 million at June 30, 2001 and average monthly subscription revenue per European subscriber for the first six months of 2001 of $12.52. The average monthly subscription revenue per European subscriber in 2002 was impacted by price increases implemented earlier this year in various European countries offering the AOL service.

The decline in Advertising and Commerce revenues resulted from a decline in advertising revenues (from $1.214 billion to $731 million) offset in part by an increase in commerce revenues from the expansion of AOL’s merchandise business. The decline in advertising revenues was principally due to continued weakness in the online advertising market, which is expected to continue at least through the end of this year, offset in part by the acquisition of AOL Europe. Also contributing to the decline in advertising revenues was a decline in revenues recognized from commitments received in prior periods. Domestic contractual commitments received in prior periods contributed advertising revenue of $505 million in the 2002 period as compared to $827 million in the comparable prior year period. This advertising revenue decline was in part mitigated by an increase in intercompany sales of advertising to other business segments of AOL Time Warner ($104 million in 2002 versus $50 million in 2001). During the six-month period, advertising commitments declined to $859 million as of June 30, 2002 from $1.450 billion as of December 31, 2001. This compares to advertising commitments of $1.760 billion as of June 30, 2001, and $2.598 billion as of December 31, 2000. The Company expects to recognize a majority of the existing advertising commitments over the next four quarters.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The decline in EBITDA is primarily due to the advertising revenue decline, the absence of revenues from the iPlanet alliance, an increase in domestic marketing expenses and the acquisition of AOL Europe, offset in part by the continued decline in network costs on a per hour basis and other cost management initiatives entered into during 2001. AOL Europe has EBITDA losses of $125 million in the 2002 period, which are included in the AOL segment’s results, compared to $326 million in the 2001 period prior to the consolidation of AOL Europe’s results. The increase in advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner was more than offset by costs associated with increased intercompany advertising purchased by AOL on properties of other AOL Time Warner business segments ($148 million in 2002 versus $77 million in 2001).

The current year results are significantly impacted by the acquisition of AOL Europe as discussed above. Accordingly, management also evaluates the current period results assuming the operations of AOL Europe were consolidated beginning January 1, 2001. Assuming such consolidation as of January 1, 2001, AOL’s revenues would have been relatively flat ($4.557 billion in 2002 compared to $4.588 billion in 2001). Subscription revenues would have increased by 20% to $3.503 billion in 2002, compared to $2.930 billion in 2001, Advertising and Commerce revenues would have decreased 35% to $907 million in 2002, compared to $1.395 billion in 2001, Content and Other revenues would have decreased 44% to $147 million in 2002, as compared to $263 million in 2001, and EBITDA would have decreased 23% to $892 million in 2002, compared to $1.151 billion in 2001.

Cable. Revenues increased 20% to $3.445 billion in 2002, compared to $2.879 billion in 2001. EBITDA increased 4% to $1.327 billion in 2002 from $1.274 billion in 2001. Depreciation expense increased to $569 million in 2002 from $414 million in 2001.

Revenues increased due to a 17% increase in Subscription revenues (from $2.669 billion to $3.121 billion) and a 54% increase in Advertising and Commerce revenues (from $210 million to $324 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, an increase in basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. Digital cable subscribers increased by 54% to 3.9 million and high-speed data subscribers increased by 75% to 2.5 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channels, including new channel launches, ($82 million in 2002 versus $17 million in 2001), and the intercompany sale of advertising to other business segments of AOL Time Warner ($58 million in 2002 versus $21 million in 2001). The Company expects advertising sales to programming vendors to sequentially decline, resulting in declines in such advertising in the second half of 2002 as compared to the prior year.

EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs and the consolidation of Road Runner in 2002. The increase in video programming costs of 25% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of increased costs associated with the roll out of new services, higher property taxes associated with the upgrade of cable plants and higher development spending in the Interactive Personal Video division. The increase in depreciation expense reflects higher levels of capital spending related to the roll-out of digital services over the past three years.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

As noted above, the consolidation of Road Runner effective January 1, 2002 significantly impacted the comparability of the Cable segment’s 2002 results by increasing revenues and decreasing EBITDA. As such, management of the Company also evaluates the results of the Cable segment assuming that the results of Road Runner were included in both periods. Assuming that the results of Road Runner were included in both periods, total revenues would have increased 18% (from $2.929 billion to $3.445 billion), Subscription revenues would have increased 15% (from $2.717 billion to $3.121 billion) and EBITDA would have increased 12% (from $1.184 billion to $1.327 billion).

Filmed Entertainment. Revenues increased 10% to $4.522 billion in 2002, compared to $4.105 billion in 2001. EBITDA increased 40% to $509 million in 2002, compared to $363 million in 2001.

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

Networks. Revenues increased 6% to $3.743 billion in 2002, compared to $3.527 billion in 2001. EBITDA declined 5% to $851 million in 2002 from $893 million in 2001.

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

For the Turner cable networks, Subscription revenues benefited from higher domestic rates and an increase in the number of domestic subscribers, led by TNT, CNN, Turner Classic Movies, TBS and Cartoon Network cable networks. Advertising and Commerce revenues were essentially flat ($1.024 billion in 2002 compared to $1.029 billion in 2001) reflecting the slight recovery in the cable television advertising market during the second quarter of 2002, which was offset in part by a slight decline in intercompany sales of advertising to other business segments of

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

AOL Time Warner ($56 million in 2002 versus $57 million in 2001). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues was driven by higher rates.

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

Music. Revenues increased 4% to $1.919 billion in 2002, compared to $1.839 billion in 2001. EBITDA increased 9% to $198 million in 2002 from $181 million in 2001.

Revenues increased primarily due to increases in DVD manufacturing and merchandising sales, increases in the Music segment’s worldwide recorded music sales and the impact of the acquisition of Word Entertainment in January 2002, offset in part by the negative effect of changes in foreign currency exchange rates.

The increase in EBITDA is due primarily to the higher revenues and the impact of various cost-saving and restructuring programs. As of June 30, 2002, the Music segment had increased its domestic album market share to 17.6%, compared to 17.1% at June 30, 2001.

Publishing. Revenues increased 19% to $2.477 billion in 2002, compared to $2.084 billion in 2001. EBITDA increased 26% to $482 million in 2002 from $384 million in 2001.

The increase in revenues is due to a 36% increase in Subscription revenues, 12% increase in Advertising and Commerce revenues (from $1.362 billion to $1.523 billion) and a 25% increase in Content and Other revenues. The growth in both Subscription revenues and Advertising and Commerce revenues was primarily due to the acquisitions of IPC in October 2001 and Synapse in December 2001. This was offset in part by lower commerce revenues from Time Life’s direct marketing business and the continued overall weakness in the magazine advertising market. The increase in Content and Other revenues is due primarily to increased sales at the AOL Time Warner Book Group due to the carryover successes of 2001 bestsellers and the success of several 2002 releases.

The growth in EBITDA is due primarily to the increase in revenues, including the impact of the acquisitions of IPC and Synapse, overall cost savings, and reduced costs relating to the final settlement of certain liabilities associated with the closure of AFE, offset in part by additional reserves established on receivables from newsstand distributors.

As noted above, the acquisition of IPC in October 2001 significantly impacted the comparability of the Publishing segment’s 2002 results by significantly increasing both revenues and EBITDA. As such, management of the Company also evaluates the results of the Publishing segment assuming that the results of IPC were included in both periods. Assuming that the results of IPC were included in both periods, total revenues would have increased 6% (from $2.342 billion to $2.477 billion), Subscription revenues would have increased 3% (from $624 million to

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

$643 million), Advertising and Commerce revenues would have increased 5% (from $1.457 billion to $1.523 billion) and EBITDA would have increased 14% (from $423 million to $482 million).

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

Cash Flows

Operating Activities

Cash provided by operations increased to $3.928 billion for the first six months of 2002 as compared to $2.263 billion in 2001. This year over year growth in cash flow from operations was driven primarily by over $1.5 billion of improvements in working capital, lower income taxes and a decrease in payments to settle restructuring and merger-related liabilities, offset in part by a decrease in EBITDA and an increase in interest payments. The improvements in working capital are related to reduced working capital needs in the current period compared to increased working capital needs in the prior period. Working capital needs are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The current period benefits are largely expected to reverse in the second half of the year.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

During the first six months of 2002, cash provided by operations of $3.928 billion reflected $4.006 billion of EBITDA, less $663 million of net interest payments, $110 million of net income taxes paid and $402 million of payments to settle merger and restructuring liabilities. Cash flow from operations also reflects a reduction in other working capital requirements of $1,097 billion.

During the first six months of 2001, cash provided by operations of $2.263 billion reflected $4.333 billion of EBITDA, less $592 million of net interest payments, $204 million of net income taxes paid and $788 million of payments to settle restructuring and merger-related liabilities. Cash flow from operations also reflects an increase in working capital requirements of $486 million.

Investing Activities

Cash used by investing activities was $7.134 billion in the first six months of 2002, compared to cash used by investing activities of $669 million in 2001. The year over year increase in cash used by investing activities is primarily due to the increased cash used for acquisitions and investments, principally the acquisition of 80% of Bertelsmann’s interest in AOL Europe. Also contributing to the increase is the absence in 2002 of proceeds from the sale of short-term investments that occurred in the first six months of 2001 (primarily money market investments held by the America Online at the time of the Merger).

During the first six months of 2002, cash used by investing activities of $7.134 billion reflected approximately $5.832 billion of cash used for acquisitions and investments, including $5.3 billion which related to the acquisition of 80% of Bertelsmann’s interest in AOL Europe. In addition, cash used by investing activities in 2002 included $1.523 billion of capital expenditures and product development costs, offset in part by $221 million of proceeds received from the sale of investments.

During the first six months of 2001, cash used by investing activities of $669 million reflected $1.218 billion of cash used for acquisitions and investments and $1.828 billion of capital expenditures and product development costs, offset in part by $690 million of cash acquired in the Merger and $1.687 billion of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2001 was due primarily to the sale of short-term investments previously held by America Online.

Financing Activities

Cash provided by financing activities was $4.226 billion for the first six months of 2002 as compared to cash used by financing activities of $2.847 billion in 2001. The year over year increase in cash provided by financing activities is principally due to incremental borrowings in the current period used to finance the acquisition of 80% of Bertelsmann’s interest in AOL Europe compared to net repayments on borrowings and the repurchase of AOL Time Warner common stock in the prior period.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

During the first six months of 2001, cash used by financing activities of $2.847 billion primarily resulted from $1.589 billion of net payments on borrowings, the repurchase of AOL Time Warner common stock for an aggregate cost of $1.376 billion, the redemption of mandatorily redeemable preferred securities of a subsidiary for $575 million and $53 million of dividends and partnership distributions, offset in part by $727 million of proceeds received principally from the exercise of employee stock options.

Free Cash Flow

AOL Time Warner evaluates operating performance based on several measures including free cash flow, which is defined as cash provided by operations less capital expenditures and product development costs, dividend payments and partnership distributions, and principal payments on capital leases. Free cash flow in 2002 was $2.341 billion, compared to $382 million in 2001. The comparability of AOL Time Warner’s free cash flow has been affected by certain significant unusual and nonrecurring items in each period. Specifically, AOL Time Warner’s free cash flow has been impacted by the cash impact of the significant and nonrecurring items previously discussed. In addition, free cash flow has been impacted by payments made in settling other merger and restructuring liabilities. For the first six months of 2002, these items aggregated approximately $402 million of cash payments. For 2001, these items aggregated approximately $788 million. Excluding the effect of these nonrecurring items and discontinued operations, free cash flow increased to $2.636 billion in 2002 from $1.180 billion in 2001, primarily due to improved cash flows from the Company’s filmed entertainment businesses, reduced taxes paid, lower capital expenditures and product development costs and improvements in working capital, offset in part by a decrease in EBITDA and increase in interest paid. In addition, excluding the effect of nonrecurring items, the free cash flow during the first six months of 2002 represented a 64% conversion of EBITDA to free cash flow, compared to a 27% conversion ratio in 2001. Part of the growth in free cash flow was related to the timing of various cash payments and receipts which are expected to have an offsetting impact on free cash flow generation in future quarters. As a result, the Company expects a reduction in the rate that it converts EBITDA to free cash flow during the second half of 2002.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

$10 Billion Shelf Registration Statement

In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allowed AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. On April 8, 2002, AOL Time Warner issued the remaining $6 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 3, 5, 10 and 30 years. The net proceeds to the Company were approximately $3.964 billion under the first issuance and approximately $5.930 billion under the second issuance, both of which were used for general corporate purposes, including, but not limited to, the repayment of outstanding commercial paper and bank debt (Note 8).

$10 Billion Revolving Credit Facilities

In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”) which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements include AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. Borrowings will bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus ..625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings (Note 8).

Capital Expenditures and Product Development Costs

AOL Time Warner’s capital expenditures and product development costs amounted to $1.523 billion and $1.828 billion for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures and product development costs from continuing operations were $1.354 billion in 2002, compared to $1.615 billion in 2001. Capital expenditures and product development costs from continuing operations principally relate to the Company’s Cable segment ($806 million in 2002 as compared to $928 million in 2001), which over the past several years has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services. Also contributing to capital expenditures and product development costs are product development costs incurred by the AOL segment which amounted to $120 million and $179 million for the six months ended June 30, 2002 and 2001, respectively.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

AOL Time Warner operates in highly competitive, consumer-driven and rapidly changing Internet, media and entertainment businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. AOL Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of AOL Time Warner or its business segments in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in AOL Time Warner’s other filings with the SEC and the following:

•
For AOL Time Warner’s America Online businesses, the ability to develop new products and services to remain competitive; the ability to develop, adopt or have access to new technologies; the ability to successfully implement its broadband strategy; the ability to have access to distribution channels controlled by third parties; the ability to retain and grow the subscriber base; the ability to provide adequate server, network and system capacity; increased costs and business disruption resulting from the financial difficulties being experienced by a number of AOL’s network service providers including WorldCom; the risk of unanticipated increased costs for network services; increased competition from providers of Internet services; the ability to renew existing advertising or marketing commitments, including the ability to renew or replace individual large multi-period online advertising commitments with similar commitments or with shorter term advertising sales, which are generally affected more by the current unfavorable state of overall online advertising market conditions; the ability to maintain or renew large advertising arrangements (during the six months ended June 30, 2002, the ten most significant third party advertising customers of America Online represented 42% of total America Online domestic advertising revenues as compared to 29% for the six months ended June 30, 2001); the ability to maintain or enter into new electronic commerce, advertising, marketing or content arrangements; the risk that the online advertising market will not improve at all or at a rate comparable to improvements in the general advertising market; the ability to maintain and grow market share in the enterprise software industry; the risks from changes in U.S. and international regulatory environments affecting interactive services; and the ability to continue to expand successfully internationally.

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

AOL TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2002	December 31, 2001
	(restated; millions, except per share amounts)
ASSETS
Current assets
Cash and equivalents	$1,739	$719
Receivables, less allowances of $2.224 and $1.889 billion	5,012	6,054
Inventories	1,668	1,791
Prepaid expenses and other current assets	1,782	1,687

Total current assets	10,201	10,251
Noncurrent inventories and film costs	3,418	3,490
Investments, including available-for-sale securities	5,475	6,886
Property, plant and equipment	13,199	12,669
Intangible assets subject to amortization	7,335	7,289
Intangible assets not subject to amortization	37,822	37,708
Goodwill	80,088	127,420
Other assets	2,582	2,791

Total assets	$160,120	$208,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,144	$2,266
Participations payable	1,407	1,253
Royalties and programming costs payable	1,573	1,515
Deferred revenue	1,479	1,451
Debt due within one year	87	48
Other current liabilities	6,187	6,443

Total current liabilities	12,877	12,976
Long-term debt	27,935	22,792
Deferred income taxes	10,816	11,231
Deferred revenue	1,113	1,048
Other liabilities	4,511	4,839
Minority interests	5,198	3,591

Shareholders’ equity
Series LMCN-V Common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
AOL Time Warner Common Stock, $0.01 par value, 4.289 and 4.258 billion shares outstanding	42	42
Paid-in capital	155,051	155,172
Accumulated other comprehensive income (loss), net	(339)	49
Retained earnings	(57,086)	(3,238)

Total shareholders’ equity	97,670	152,027

Total liabilities and shareholders’ equity	$160,120	$208,504

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(restated; millions, except per share amounts)
Revenues:
Subscriptions	$4,747	$3,839	$9,214	$7,478
Advertising and commerce	2,036	2,209	3,820	4,208
Content and other	3,451	2,905	6,624	6,097

Total revenues(a)	10,234	8,953	19,658	17,783
Costs of revenues(a)	(5,996)	(4,787)	(11,676)	(9,753)
Selling, general and administrative(a)	(2,543)	(2,200)	(4,959)	(4,452)
Amortization of goodwill and other intangible assets	(175)	(1,770)	(339)	(3,534)
Merger and restructuring costs	—	—	(107)	(71)

Operating income	1,520	196	2,577	(27)
Interest expense, net(a)	(441)	(344)	(817)	(655)
Other expense, net(a)	(331)	(233)	(986)	(1,135)
Minority interest income (expense)	(53)	1	(84)	6

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	695	(380)	690	(1,811)
Income tax provision	(301)	(348)	(304)	(276)

Income (loss) before discontinued operations and cumulative effect of accounting change	394	(728)	386	(2,087)
Discontinued operations, net of tax	2	(9)	1	(19)

Income (loss) before cumulative effect of accounting change	396	(737)	387	(2,106)
Cumulative effect of accounting change	—	—	(54,235)	—

Net income (loss) applicable to common shares	$396	$(737)	$(53,848)	$(2,106)

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.09	$(0.17)	$0.09	$(0.48)
Discontinued Operations	—	—	—	—
Cumulative effect of accounting change	—	—	(12.21)	—

Basic net income (loss) per common share	$0.09	$(0.17)	$(12.12)	$(0.48)

Average basic common shares	4,454.1	4,434.9	4,441.7	4,423.8

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.09	$(0.17)	$0.09	$(0.48)
Discontinued Operations	—	—	—	—
Cumulative effect of accounting change	—	—	(12.21)	—

Diluted net income (loss) per common share	$0.09	$(0.17)	$(12.12)	$(0.48)

Average diluted common shares	4,528.2	4,606.1	4,531.2	4,598.8

(a) Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$270	$229	$508	$466
Cost of revenues	(37)	(74)	(64)	(177)
Selling, general and administrative	7	1	12	(12)
Interest income (expense), net	0	4	3	8
Other income (expense), net	(1)	(5)	(5)	(10)

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2002	2001
	(restated; millions, except per share amounts)
OPERATIONS
Net loss	$(53,848)	$(2,106)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,235	—
Depreciation and amortization	1,429	4,360
Amortization of film costs	1,067	1,066
Loss on writedown of investments	952	674
Net gain on sale of investments	(94)	(33)
Equity in losses of investee companies after distributions	141	584
Changes in operating assets and liabilities, net of acquisitions	(276)	(2,553)
Adjustments for noncash and nonoperating items and changes in operating assets and liabilities for discontinued operations	322	271

Cash provided by operations	3,928	2,263

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	690
Other investments and acquisitions, net of cash acquired	(5,828)	(1,047)
Investments in available-for-sale securities	(4)	(171)
Capital expenditures and product development costs from continuing operations	(1,354)	(1,615)
Capital expenditures from discontinued operations	(169)	(213)
Other investment proceeds	151	1,687
Investment proceeds for available-for-sale securities	70	—

Cash used by investing activities	(7,134)	(669)

FINANCING ACTIVITIES
Borrowings	13,406	6,245
Debt repayments	(8,980)	(7,834)
Redemption of mandatorily redeemable preferred securities of subsidiary	(255)	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	215	727
Current period repurchases of common stock	(102)	(1,376)
Dividends paid and partnership distributions for discontinued operations, net	(47)	(49)
Dividends paid and partnership distributions for continuing operations	—	(4)
Principal payments on capital leases	(17)	—
Other	6	19

Cash provided (used) by financing activities	4,226	(2,847)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,020	(1,253)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	719	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$1,739	$1,357

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited)

	2002	2001
	(restated; millions)
BALANCE AT BEGINNING OF PERIOD	$152,027	$6,727
Issuance of common stock in connection with America Online-Time Warner merger	—	146,430
Reversal of America Online’s deferred tax valuation allowance	—	4,439

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner merger	152,027	157,596
Net loss	(53,848)	(2,106)
Other comprehensive loss (a)	(388)	(3)

Comprehensive loss	(54,236)	(2,109)
Repurchases of AOL Time Warner common stock	(102)	(1,376)
Dilution of interest in Time Warner Entertainment Company, L.P. (net of $276 million income tax impact)	(414)	—
Other, principally shares issued pursuant to stock option and benefit plans, including $121 million and $1.180 billion of tax benefit	395	1,942

BALANCE AT END OF PERIOD	$97,670	$156,053

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

The financial results presented in this report reflect the restatement of the Company’s financial results. For the three months ended June 30, 2002 and 2001, the total impact of these adjustments is a reduction of the Company’s consolidated advertising and commerce revenues of $0 and $42 million, respectively, with a corresponding increase (decrease) in EBITDA of $1 million and $(7) million, respectively, operating income of $3 million and $(5) million, respectively, and consolidated net income of $2 million and $(3) million, respectively. For the AOL segment, for the three months ended June 30, 2002 and 2001, the impact of these adjustments is a reduction of advertising and commerce revenues of $0 and $28 million, respectively, with a corresponding increase (decrease) in EBITDA of $1 million and $(7) million, respectively, and operating income of $3 million and $(5) million, respectively. The remaining impact on advertising and commerce revenues of $0 and $14 million for the three months ended June 30, 2002 and 2001, respectively, represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

For the six months ended June 30, 2002 and 2001, the total impact is a reduction of the Company’s consolidated advertising and commerce revenues of $12 million and $56 million, respectively, with a corresponding reduction in EBITDA of $14 million and $8 million, respectively, operating income of $10 million and $5 million, respectively, and net income of $2 million and $3 million, respectively. For the AOL segment, for the six months ended June 30, 2002 and 2001, the impact of these adjustments is a reduction of advertising and commerce revenues of $6 million and $41 million, respectively, with a corresponding reduction in EBITDA of $14 million and $8 million, respectively, and operating income of $10 million and $5 million, respectively. The remaining impact on advertising and commerce revenues of $6 million and $15 million for the six months ended June 30, 2002 and 2001, respectively, represents a reduction in revenues from certain transactions related to the AOL segment in which the advertising was delivered by other AOL Time Warner segments.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Based on the substantial work done to date, the Company does not expect any further restatements as a result of its internal review. However, the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) are investigating the financial reporting and disclosure practices of the Company. The Company will continue its efforts to cooperate with the investigations. The Company cannot predict the outcome of these investigations at this time.

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

The Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the three and six months ended June 30, 2002, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s revenues of $363 million and $715 million, respectively, EBITDA of $172 million and $333 million, respectively, and operating income of $107 million and $206 million, respectively. For the three and six months ended June 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems is a reduction of the Cable segment’s revenues of $304 million and $596 million, respectively, EBITDA of $137 million and $271 million, respectively, and operating income of $75 million and $151 million, respectively. In addition, as of June 30, 2002, the Advance/Newhouse Systems had current assets and total assets of approximately $57 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $186 million and $748 million, respectively, including debt assumed on the Debt Closing Date. As of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed on the Debt Closing Date.

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

Revenue Classification Changes

Reimbursement of “Out-of-Pocket” Expenses

In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for AOL Time Warner in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts AOL Time Warner’s Cable and Music segments, resulting in an increase in both revenues and costs of approximately $109

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

million in the second quarter of 2001 and an increase in both revenues and costs of approximately $195 million for the first six months of 2001.

Emerging Issues Task Force Issue No. 01-09

In April 2001, EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts AOL Time Warner’s AOL, Music and Publishing segments and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs each were reduced by an equal amount of approximately $48 million in the second quarter of 2001 and approximately $110 million for the first six months of 2001.

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

•
Consolidation of AOL Europe, S.A. (“AOL Europe”). On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann AG’s (“Bertelsmann”) 49.5% interest in AOL Europe for $5.3 billion in cash, and on July 1, 2002 acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash (Note 5). As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest in and began consolidating AOL Europe, retroactive to the beginning of 2002.

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

If the consolidation of AOL Europe, IPC and Road Runner had occurred on January 1, 2001, for the three months ended June 30, 2001, the Company’s consolidated revenues would have increased by $354 million to $9.307 billion, operating income would have decreased by $247 million to an operating loss of $51 million, net loss would have increased by $240 million to $977 million, and net loss per share would have increased by $0.05 to $0.22. For the six months ended June 30, 2001, revenues would have increased by $696 million to $18.479 billion, operating loss would have increased by $516 million to $543 million, net loss would have increased by $491 million to $2.597 billion, and net loss per share would have increased by $0.11 to $0.59.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Time Warner business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 8,200. As of June 30, 2002, approximately 6,100 of the terminations and relocations had occurred. The remaining 2,100 terminations and relocations are anticipated to occur during the remainder of 2002 or are no longer expected to occur. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments are continuing after the employee was terminated. Termination payments of approximately $300 million were made in 2001 ($95 million of which was paid in the second quarter and $135 million for the first six months of 2001), an additional $64 million was paid in the second quarter of 2002 and approximately $168 million was paid for the first six months of 2002. In addition, for the first six months of 2002, there were noncash reductions in the restructuring accrual of approximately $16 million (none in the second quarter), as actual termination payments were less than amounts originally estimated. As of June 30, 2002, the remaining liability of approximately $396 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

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

AOL TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Merger Costs Expensed as Incurred

During 2001, the restructuring plans also included approximately $250 million, which was expensed in accordance with generally accepted accounting principles and is included in “merger and restructuring costs” in the accompanying consolidated statement of operations. Of the $250 million, approximately $153 million related to employee termination benefits and $97 million related to other exit costs. The other exit costs relate to contractual terminations for various leases and contractual commitments relating to terminated projects, including the termination of the iPlanet alliance with Sun Microsystems Inc. The number of employees expected to be terminated at the AOL segment was 2,430. As of June 30, 2002, substantially all of the terminations had occurred. The severed employees spanned all major departments and divisions in the AOL segment, including Technology, Digital City, MapQuest, AOL Brand, Member Services, Interactive Marketing, Compuserve, Business Affairs, AIM/ICQ, Wireless Strategy, Spinner, Acquisition Marketing, iPlanet, Technology & Systems Development, AOL Products, Interactive Properties and Netscape. These Merger-related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Time Warner. As of June 30, 2002, approximately $39 million of the $250 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Employee Termination	Other Exit Costs	Total
Initial Accruals	$153	$97	$250
Cash paid – 2001	(107)	(38)	(145)

Remaining liability as of December 31, 2001	46	59	105
Cash paid – 2002	(32)	(34)	(66)

Remaining liability as of June 30, 2002	$14	$25	$39

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

Included in the 2002 restructuring charge is $64 million related to lease obligations of the AOL segment for network modems that will no longer be used because network providers are upgrading their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services from a third-party. During the first quarter of 2002, a plan was established under which a network provider would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems will no longer be in use. The remaining $43 million of restructuring costs recorded during the six-month period ended June 31, 2002, relates to certain contractual employee termination benefits. A liability related to contractual employee termination benefits is recognized when it becomes probable that the employee will be entitled to the benefits and such benefits can be reasonably estimated.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The amount of goodwill allocated to the AOL segment related entirely to goodwill resulting from the Merger. Overall goodwill resulting from the Merger was calculated based upon a purchase price of approximately $147 billion, including transaction costs. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the purchase price was determined using the fair value of the AOL Time Warner securities issued to acquire Time Warner at the time of the announcement of the Merger in January 2000. The fair value of these securities was significantly higher than the fair value of the AOL Time Warner securities in January 2001, when the transaction closed and the Company allocated the purchase price to the fair value of the assets and liabilities acquired. As a result, a portion of the purchase price in excess of the fair value of the assets and liabilities acquired represented the difference between the value ascribed to the AOL Time Warner securities issued in the transaction and the fair value of the Time Warner businesses on the closing date. As noted above, in accordance with the accounting rules in place at that time, this excess, or “premium goodwill,” was initially allocated only to the Time Warner segments mostly based upon their relative fair values. Upon the adoption of FAS 142, the premium goodwill was reallocated to all of the segments of AOL Time Warner (including the AOL segment) based upon relative fair values.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of changes in the Company’s goodwill during the first six months of 2002, and total assets at June 30, 2002, by business segment is as follows (in millions):

	Goodwill				Total Assets
	January 1, 2002(1)	Acquisitions & Adjustments(2)	Impairments(3)	June 30, 2002	June 30, 2002
AOL	$27,729	$7,060	$—	$34,789	$40,306
Cable	33,259	—	(22,976)	10,283	48,569
Filmed Entertainment(4)	9,110	(107)	(4,091)	4,912	15,885
Networks(5)	33,562	22	(13,077)	20,507	31,688
Music	5,477	29	(4,796)	710	7,337
Publishing	18,283	(137)	(9,259)	8,887	14,103
Corporate	—	—	—	—	2,232

Total	$127,420	$6,867	$(54,199)	$80,088	$160,120

(1)	Reflects the reallocation of goodwill to the AOL reporting unit under FAS 142.
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

Intangible assets not subject to amortization:
Cable television franchises	$28,449	$(1,878)	$26,571	$28,452	$(1,878)	$26,574
Sports franchises	500	(20)	480	500	(20)	480
Brands, trademarks and other intangible assets	11,091	(320)	10,771	10,974	(320)	10,654

Total	$40,040	$(2,218)	$37,822	$39,926	$(2,218)	$37,708

The Company recorded amortization expense of $175 million during the second quarter of 2002 compared to $1.770 billion during the second quarter of 2001. The Company recorded amortization expense of $339 million for the first six months of 2002 compared to $3.534 billion for the first six months of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $680 million; 2003: $646 million; 2004:
$634 million; 2005: $568 million; and 2006: $435 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had AOL Time Warner adopted FAS 142 on January 1, 2001, the net income (loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts indicated below:

	Three Months Ended June 30, 2001
	(restated; millions, except per share amounts)

	Net income (loss)	Net income (loss) per basic common share	Net income (loss) per diluted common share
As reported	$(737)	$(0.17)	$(0.17)
Impact of dilutive shares on net loss	—	—	0.01
Add: Goodwill amortization	1,304	0.30	0.28
Add: Intangible amortization	364	0.08	0.08
Add: Equity investee goodwill amortization	141	0.03	0.03
Minority interest impact	(62)	(0.01)	(0.01)
Income tax impact (a)	(177)	(0.04)	(0.04)

Adjusted	$833	$0.19	$0.18

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

	Six Months Ended June 30, 2001
	(restated; millions, except per share amounts)

	Net income (loss)	Net income (loss) per basic common share	Net income (loss) per diluted common share
As reported	$(2,106)	$(0.48)	$(0.48)
Impact of dilutive shares on net loss	—	—	0.02
Add: Goodwill amortization	2,579	0.58	0.56
Add: Intangible amortization	728	0.17	0.16
Add: Equity investee goodwill amortization	284	0.06	0.06
Minority interest impact	(79)	(0.02)	(0.02)
Income tax impact (a)	(373)	(0.08)	(0.08)

Adjusted	$1,033	$0.23	$0.22

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENTS

The Company’s investments are comprised of fair value investments, including available-for-sale investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its costs basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

Investment Write-Downs

The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines of approximately $364 million in the second quarter of 2002, including $1 million of losses relating to equity derivative instruments, and $945 million for the six months ended June 30, 2002, including $8 million of gains relating to equity derivative instruments, which are included in other expense, net, in the accompanying consolidated statement of operations. The Company recorded noncash pretax charges of $54 million for the second quarter of 2001 and $674 million for the first six months of 2001, which are included in other expense, net, in the accompanying consolidated statement of operations. In addition, the 2001 second quarter charge was almost entirely offset by approximately $16 million of pretax gains related to equity derivative instruments and approximately $34 million of pretax gains on the sale of certain securities.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Management determined that the decline in fair value of its investments in Time Warner Telecom and Gateway Inc. as of June 30, 2002 were other-than-temporary in accordance with its policy. Since the fair value of each investment was 50% below its respective cost basis as of June 30, 2002 and no qualitative factors indicated that the decline was temporary, the Company concluded that impairment had occurred.

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

As of June 30, 2002, AOL Time Warner has total investments, excluding equity-method investments, of $1.953 billion for which the carrying value exceeded their estimated fair value by approximately $350 million. This is primarily due to unrealized losses of approximately $400 million based on a carrying value of approximately $1.2 billion related to the Company’s investment in Hughes Electronics Corp. (“Hughes”). At this time, management has concluded that the decline in fair value of the Company’s investment in Hughes is temporary, primarily based on the determination that the fair value of the investment in Hughes, based upon quoted market price, was less than the Company’s cost basis in the investment for a period of less than three months. However, depending upon general market conditions and the performance of individual investments, including Hughes and investments accounted for under the equity method of accounting, the Company may be required in the future to record a noncash charge to reduce the carrying value of individual investments to their fair value for other-than-temporary declines. Any such charge would be unrelated to the Company’s core operations and would be recorded in other income (expense), net.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann’s 49.5% interest in AOL Europe for $5.3 billion in cash as a result of Bertelsmann’s exercise of its initial put option. On July 1, 2002, AOL Time Warner acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash. As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest and began consolidating AOL Europe, retroactive to the beginning of 2002. Previously, the Company owned a 49.5% preferred interest in AOL Europe and accounted for its investment in AOL Europe using the equity method of accounting. At January 31, 2002, AOL Europe had $573 million of debt which was subsequently refinanced with AOL Time Warner debt carrying lower interest rates. Additionally, in February 2002, certain redeemable preferred securities previously issued by AOL Europe were redeemed for $255 million. AOL Europe’s remaining $725 million of preferred

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

securities are redeemable in April 2003 in cash, AOL Time Warner common stock, or a combination thereof, at the discretion of the Company (Note 9).

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

During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. The option allowed AT&T to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests determined based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option, and whether AT&T or TWE elected to have the exercise price paid with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice that the option would be exercised on a cashless basis, effective May 31, 2002. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. In accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” AOL Time Warner has reflected the pretax impact of the dilution of its interest in TWE of approximately $690 million as an adjustment to equity. The loss recognized by AOL Time Warner on AT&T’s option exercise was determined by comparing the fair value of the consideration received from AT&T which is $0, to the net book value of the interest in TWE being surrendered to AT&T. Due to the Company’s 100% ownership of the Series B Capital, AOL Time Warner’s economic interest in TWE exceeds 72.36%.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. TWE reported net income of $863 million, excluding a $22 billion noncash charge related to the cumulative effect of an accounting change, for the first six months of 2002 and a net loss of $582 million for the first six months of 2001. Because of the priority rights over allocations of income and distributions of TWE held by the General Partners, $805 million of TWE’s income for the six months ended June 30, 2002 was allocated to AOL Time Warner and $58 million was allocated to AT&T. For 2001, $540 million of TWE’s loss for the six months ended June 30, 2001 was allocated to AOL Time Warner and $42 million was allocated to AT&T.

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

(b)
Current inventory as of June 30, 2002 is comprised of programming inventory at the Networks segment (approximately $1.189 billion), books from the Publishing segment (approximately $226 million), videocassettes, DVDs, and compact discs from the Filmed Entertainment and Music segments (approximately $209 million), and general merchandise, primarily at the AOL segment (approximately $44 million).

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001(a)	2002	2001(a)
	(restated; millions)
Revenues
AOL	$2,266	$2,105	$4,557	$4,200
Cable (b)	1,762	1,478	3,445	2,879
Filmed Entertainment	2,386	1,893	4,522	4,105
Networks	1,957	1,828	3,743	3,527
Music	972	935	1,919	1,839
Publishing	1,396	1,155	2,477	2,084
Intersegment elimination	(505)	(441)	(1,005)	(851)

Total revenues	$10,234	$8,953	$19,658	$17,783

(a)
Revenues reflect the provisions of EITF 01-09 and Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and Topic D-103 was to increase revenues and costs by equal amounts of approximately $61 million and $85 million for the three and six months ended June 30, 2001, respectively.

(b)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems, the Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three months ended June 30, 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s revenues of $363 million and $304 million, respectively. For the six months ended June 30, 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s revenues of $715 million and $596 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(restated; millions)
Intercompany Revenues
AOL	$75	$29	$155	$50
Cable	36	18	66	21
Filmed Entertainment.	133	187	303	368
Networks	135	128	268	269
Music	112	68	188	125
Publishing	14	11	25	18

Total intercompany revenues	$505	$441	$1,005	$851

Included in the total intercompany revenues above are intercompany advertising and commerce revenues, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(restated; millions)
Intercompany Advertising and Commerce Revenues
AOL	$50	$29	$104	$50
Cable	31	18	58	21
Filmed Entertainment	—	—	—	—
Networks	37	36	77	77
Music	—	—	—	—
Publishing	14	11	25	18

Total intercompany advertising and commerce revenues	$132	$94	$264	$166

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(restated; millions)
EBITDA(a)
AOL	$474	$794	$892	$1,477
Cable(b)	675	640	1,327	1,274
Filmed Entertainment.	328	250	509	363
Networks	420	444	851	893
Music	102	87	198	181
Publishing	337	271	482	384
Corporate	(80)	(71)	(159)	(145)
Merger and restructuring costs	—	—	(107)	(71)
Intersegment elimination	11	(22)	13	(23)

Total EBITDA	$2,267	$2,393	$4,006	$4,333

(a)
EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, for the three months ended June 30, AOL Time Warner’s operating income was $1.520 billion, in 2002 and $196 million in 2001. For the six months ended June 30, AOL Time Warner’s operating income (loss) was $2.577 billion in 2002 and $(27) million in 2001.

(b)
As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three months ended June 30, 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s EBITDA of $172 million and $137 million respectively. For the six months ended June 30, 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s EBITDA of $333 million and $271 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(restated; millions)
Depreciation of Property, Plant and Equipment
AOL	$159	$98	$287	$199
Cable	295	220	569	414
Filmed Entertainment.	19	23	38	45
Networks	42	39	81	78
Music	28	24	56	46
Publishing	23	17	46	33
Corporate	6	6	13	11

Total depreciation	$572	$427	$1,090	$826

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(restated; millions)
Amortization of Intangible Assets(a)
AOL	$41	$32	$82	$66
Cable	2	620	2	1,236
Filmed Entertainment.	47	119	95	237
Networks	8	479	11	953
Music	45	209	88	415
Publishing	32	231	61	464
Corporate	—	80	—	163

Total amortization	$175	$1,770	$339	$3,534

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the $147 billion acquisition of Time Warner in 2001.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	June 30, 2002	December 31, 2001
	(restated; millions)
Assets
AOL	$40,306	$34,021
Cable	48,569	71,265
Filmed Entertainment	15,885	20,646
Networks	31,688	44,580
Music	7,337	12,399
Publishing	14,103	23,374
Corporate	2,232	2,219

Total assets	$160,120	$208,504

11. COMMITMENTS AND CONTINGENCIES

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Company. The Company intends to defend against the lawsuits vigorously. The Company is unable to predict the outcome of the cases or reasonably estimate a range of possible loss.

In addition, the Securities and Exchange Commission and the Department of Justice are investigating the financial reporting and disclosure practices of the Company. The Company cannot predict the outcome of the investigations at this time. The Company will continue its efforts to cooperate with the investigations.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

12.    ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash (payments) and receipts are as follows:

	Six Months Ended June 30,
	2002	2001
	(millions)
Cash payments made for interest	$(734)	$(705)
Interest income received	71	113

Cash interest expense, net	$(663)	$(592)

Cash payments made for income taxes	$(147)	$(229)
Income tax refunds received	37	25

Cash taxes, net	$(110)	$(204)

Interest Expense, Net

Interest expense, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(millions)
Interest income	$41	$45	$78	$113
Interest expense	(482)	(389)	(895)	(768)

Total interest expense, net	$(441)	$(344)	$(817)	$(655)

Other Expense, Net

Other expense, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(millions)
Net investment losses(a)	$(269)	$(6)	$(850)	$(645)
Losses on equity investees	(54)	(247)	(115)	(485)
Gains related to the exchange of unconsolidated cable television systems at TWE	—	39	—	39
Losses on asset securitization programs	(11)	(16)	(22)	(36)
Miscellaneous	3	(3)	1	(8)

Total other expense, net	$(331)	$(233)	$(986)	$(1,135)

(a)
Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of approximately $364 million and $945 million for the three and six months ended June 30, 2002, respectively and approximately $674 million for the six months ended June 30, 2001 (Note 4).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Current Liabilities

Other current liabilities consist of:

	June 30, 2002	December 31, 2001
	(millions)
Accrued expenses	$5,385	$5,474
Accrued compensation	648	904
Accrued income taxes	154	65

Total other current liabilities	$6,187	$6,443

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

Consolidating Statement of Operations
For The Three Months Ended June 30, 2002
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$—	$1,784	$—	$—	$233	$8,245	$(28)	$10,234

Cost of revenues	—	(1,031)	—	—	(130)	(4,863)	28	(5,996)
Selling, general and administrative	(10)	(468)	(8)	(4)	(23)	(2,030)	—	(2,543)
Amortization of goodwill and other intangible assets	—	(3)	—	—	—	(172)	—	(175)
Merger and restructuring costs	—	2	—	—	—	(2)	—	—

Operating income (loss)	(10)	284	(8)	(4)	80	1,178	—	1,520
Equity in pretax income (loss) of consolidated subsidiaries	831	(49)	767	700	178	—	(2,427)	—
Interest (expense) income, net	(150)	2	(22)	(97)	(30)	(144)	—	(441)
Other expense, net	24	(114)	(3)	(30)	(2)	(151)	(55)	(331)
Minority interest expense	—	—	—	—	—	(53)	—	(53)

Income before income taxes, discontinued operations and cumulative effect of accounting change	695	123	734	569	226	830	(2,482)	695
Income tax provision	(301)	(96)	(269)	(207)	(87)	(307)	966	(301)

Income before discontinued operations and cumulative effect of accounting change	394	27	465	362	139	523	(1,516)	394
Discontinued operations, net of tax	2	—	2	2	—	2	(6)	2

Income before cumulative effect of accounting change	396	27	467	364	139	525	(1,522)	396

Cumulative effect of accounting change	—	—	—	—	—	—	—	—

Net income	$396	$27	$467	$364	$139	$525	$(1,522)	$396

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended June 30, 2001
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non-Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$—	$1,576	$—	$—	$223	$7,191	$(37)	$8,953
Cost of revenues	—	(771)	—	—	(112)	(3,941)	37	(4,787)
Selling, general and administrative	(9)	(342)	(8)	(3)	(34)	(1,804)	—	(2,200)
Amortization of goodwill and other
intangible assets	(84)	(3)	—	—	(93)	(1,590)	—	(1,770)
Merger and restructuring costs	—	—	—	—	—	—	—	—

Operating income (loss)	(93)	460	(8)	(3)	(16)	(144)	—	196
Equity in pretax income (loss) of consolidated subsidiaries	(232)	187	(863)	(546)	(94)	—	1,548	—
Interest income (expense), net	(57)	15	(3)	(93)	(38)	(168)	—	(344)
Other income (expense), net	2	(15)	1	(9)	(3)	(153)	(56)	(233)
Minority interest expense	—	—	(6)	—	—	7	—	1

Income (loss) before income taxes and discontinued operations	(380)	647	(879)	(651)	(151)	(458)	1,492	(380)
Income tax provision	(348)	(256)	(152)	(132)	(78)	(321)	939	(348)

Loss before discontinued operations	(728)	391	(1,031)	(783)	(229)	(779)	2,431	(728)
Discontinued operations, net of tax	(9)	—	(9)	(9)	—	(9)	27	(9)

Net income (loss)	$(737)	$391	$(1,040)	$(792)	$(229)	$(788)	$2,458	$(737)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Six Months Ended June 30, 2002
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non-Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$—	$3,603	$—	$—	$431	$15,695	$(71)	$19,658
Cost of revenues	—	(2,031)	—	—	(230)	(9,486)	71	(11,676)
Selling, general and administrative	(17)	(943)	(17)	(8)	(71)	(3,903)	—	(4,959)
Amortization of goodwill and other intangible assets	—	(7)	—	—	—	(332)	—	(339)
Merger and restructuring costs	(28)	(72)	—	—	—	(7)	—	(107)

Operating income (loss)	(45)	550	(17)	(8)	130	1,967	—	2,577
Equity in pretax income (loss) of consolidated subsidiaries	962	(176)	824	779	347	—	(2,736)	—
Interest income (expense), net	(242)	11	(53)	(198)	(59)	(276)	—	(817)
Other expense, net	15	(146)	(5)	(108)	(2)	(659)	(81)	(986)
Minority interest expense	—	—	—	—	—	(84)	—	(84)

Income before income taxes, discontinued operations and cumulative effect of accounting change	690	239	749	465	416	948	(2,817)	690
Income tax provision	(304)	(140)	(283)	(175)	(160)	(362)	1,120	(304)

Income before discontinued operations and cumulative effect of accounting change	386	99	466	290	256	586	(1,697)	386
Discontinued operations, net of tax	1	—	1	1	—	1	(3)	1

Loss before cumulative effect of accounting change	387	99	467	291	256	587	(1,700)	387
Cumulative effect of accounting change	(54,235)	—	(54,235)	(42,062)	(12,173)	(52,048)	160,518	(54,235)

Net income (loss)	$(53,848)	$99	$(53,768)	$(41,771)	$(11,917)	$(51,461)	$158,818	$(53,848)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Six Months Ended June 30, 2001
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
Revenues	$—	$3,176	$—	$—	$420	$14,251	$(64)	$17,783

Cost of revenues	—	(1,624)	—	—	(175)	(8,018)	64	(9,753)
Selling, general and administrative	(17)	(732)	(16)	(7)	(78)	(3,602)	—	(4,452)
Amortization of goodwill and other intangible assets	(167)	(7)	—	—	(149)	(3,211)	—	(3,534)
Merger-related costs	—	(67)	—	—	—	(4)	—	(71)

Operating income (loss)	(184)	746	(16)	(7)	18	(584)	—	(27)
Equity in pretax income (loss) of consolidated subsidiaries	(1,571)	356	(2,049)	(1,349)	(299)	—	4,912	—
Interest income (expense), net	(56)	56	(24)	(222)	(86)	(323)	—	(655)
Other expense, net	—	(613)	(27)	(33)	(8)	(398)	(56)	(1,135)
Minority interest expense	—	—	—	—	—	6	—	6

Income (loss) before income taxes and discontinued operations	(1,811)	545	(2,116)	(1,611)	(375)	(1,299)	4,856	(1,811)
Income tax provision	(276)	(212)	(161)	(142)	(126)	(488)	1,129	(276)

Loss before discontinued operations	(2,087)	333	(2,277)	(1,753)	(501)	(1,787)	5,985	(2,087)
Discontinued operations, net of tax	(19)	—	(19)	(19)	—	(19)	57	(19)

Net income (loss)	$(2,106)	$333	$(2,296)	$(1,772)	$(501)	$(1,806)	$6,042	$(2,106)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Balance Sheet
June 30, 2002
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$1,054	$15	$—	$1,300	$16	$594	$(1,240)	$1,739
Receivables, net	840	353	7	9	132	4,493	(822)	5,012
Inventories	—	—	—	—	164	1,504	—	1,668
Prepaid expenses and other current assets	10	182	—	—	5	1,585	—	1,782

Total current assets	1,904	550	7	1,309	317	8,176	(2,062)	10,201
Noncurrent inventories and film costs	—	—	—	—	301	3,105	12	3,418
Investments in amounts due to and from consolidated subsidiaries	108,547	13,606	89,395	71,090	18,220	—	(300,858)	—
Investments, including available-for-sale securities	68	1,938	269	(11)	93	4,067	(949)	5,475
Property, plant and equipment	50	1,109	7	—	76	11,957	—	13,199
Intangible assets subject to amortization	—	—	—	—	—	7,335	—	7,335
Intangible assets not subject to amortization	—	—	—	—	641	37,181	—	37,822
Goodwill and other intangible assets	9,829	22,014	—	—	2,821	45,424	—	80,088
Other assets	119	488	1	47	91	1,836	—	2,582

Total assets	$120,517	$39,705	$89,679	$72,435	$22,560	$119,081	$(303,857)	$160,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10	$9	$2	$—	$4	$2,119	$—	$2,144
Participations payable	—	—	—	—	—	1,407	—	1,407
Royalties and programming costs payable	—	—	—	—	12	1,561	—	1,573
Deferred revenue	—	808	—	—	1	670	—	1,479
Debt due within one year	—	—	—	—	—	947	(860)	87
Other current liabilities	461	980	29	154	142	4,487	(66)	6,187

Total current liabilities	471	1,797	31	154	159	11,191	(926)	12,877
Long-term debt	12,254	1,571	1,469	6,024	788	7,068	(1,239)	27,935
Debt due to (from) affiliates	(797)	—	—	—	1,647	955	(1,805)	—
Deferred income taxes	10,816	(4,099)	14,914	12,799	2,195	15,004	(40,813)	10,816
Deferred revenue	—	28	—	—	—	1,085	—	1,113
Other liabilities	103	24	411	—	241	3,732	—	4,511
Minority interests	—	—	—	—	—	5,198	—	5,198
Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	5,762	8,507	2,658	(1,906)	(13,811)	(1,210)	—
Other shareholders’ equity	97,670	34,622	64,347	50,800	19,436	88,659	(257,864)	97,670

Total shareholders’ equity	97,670	40,384	72,854	53,458	17,530	74,848	(259,074)	97,670

Total liabilities and shareholders’ equity	$120,517	$39,705	$89,679	$72,435	$22,560	$119,081	$(303,857)	$160,120

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Balance Sheet
December 31, 2001
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Subsidiaries Guarantor	Eliminations	AOL Time Warner Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$(10)	$41	$—	$1,837	$86	$499	$(1,734)	$719
Receivables, net	36	555	19	10	114	5,320	—	6,054
Inventories	—	—	—	—	170	1,621	—	1,791
Prepaid expenses and other current assets	15	254	—	—	6	1,412	—	1,687

Total current assets	41	850	19	1,847	376	8,852	(1,734)	10,251
Noncurrent inventories and film costs	—	—	—	—	267	3,211	12	3,490
Investments in amounts due to and from consolidated
subsidiaries	159,387	2,635	174,094	135,182	34,071	—	(505,369)	—
Investments, including available-for-sale
securities	—	2,667	268	96	94	4,654	(893)	6,886
Property, plant and equipment	47	1,022	7	—	83	11,510	—	12,669
Intangible assets subject to amortization	—	—	—	—	—	7,289	—	7,289
Intangible assets not subject to amortization	—	—	—	—	641	37,067	—	37,708
Goodwill and other intangible assets	9,759	134	—	—	6,720	110,807	—	127,420
Other assets	97	380	69	47	83	2,115	—	2,791

Total assets	$169,331	$7,688	$174,457	$137,172	$42,335	$185,505	$(507,984)	$208,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18	$82	$1	$—	$16	$2,149	$—	$2,266
Participations payable	—	—	—	—	—	1,253	—	1,253
Royalties and programming costs payable	—	—	—	—	—	1,515	—	1,515
Deferred revenue	—	739	—	—	1	711	—	1,451
Debt due within one year	—	—	—	—	—	48	—	48
Other current liabilities	248	1,074	34	154	167	4,806	(40)	6,443

Total current liabilities	266	1,895	35	154	184	10,482	(40)	12,976
Long-term debt	5,697	1,488	2,066	6,040	791	8,445	(1,735)	22,792
Debt due to affiliates	—	—	—	—	1,647	158	(1,805)	—
Deferred income taxes	11,231	(4,135)	15,366	13,285	2,162	15,458	(42,136)	11,231
Deferred revenue	—	64	—	—	—	984	—	1,048
Other liabilities	110	30	376	—	198	4,125	—	4,839
Minority interests	—	—	—	—	—	3,591	—	3,591

Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	907	10,685	4,928	(1,620)	(12,756)	(2,144)	—
Other shareholders’ equity	152,027	7,439	145,929	112,765	38,973	155,018	(460,124)	152,027

Total shareholders’ equity	152,027	8,346	156,614	117,693	37,353	142,262	(462,268)	152,027

Total liabilities and shareholders’ equity	$169,331	$7,688	$174,457	$137,172	$42,335	$185,505	$(507,984)	$208,504

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2002
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non-Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATIONS
Net income (loss)	$(53,848)	$99	$(53,768)	$(41,771)	$(11,917)	$(51,461)	$158,818	$(53,848)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,235	—	54,235	42,062	12,173	52,048	(160,518)	54,235
Depreciation and amortization	7	266	1	—	12	1,143	—	1,429
Amortization of film costs	—	—	—	—	—	1,067	—	1,067
Loss on write down of investments	—	145	—	103	—	704	—	952
Net gain on sale of investments	—	(35)	—	—	—	(59)	—	(94)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(536)	152	(490)	(572)	(215)	—	1,661	—
Change in investment in segment	2,459	—	3,132	2,529	308	—	(8,428)	—
AOL Europe capitalization	—	(5,710)	—	—	—	5,710	—	—
Equity in losses of investee companies after distributions	—	58	—	5	—	78	—	141
Changes in operating assets and liabilities, net of acquisitions	(708)	359	(331)	(717)	(125)	(947)	2,193	(276)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	—	—	—	—	—	322	—	322

Cash provided (used) by operations	1,609	(4,666)	2,779	1,639	236	8,605	(6,274)	3,928

INVESTING ACTIVITIES
Other investments and acquisitions	—	(75)	—	—	—	(5,753)	—	(5,828)
Investments in available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Change in investment in segment	(6,381)	—	(4)	53	—	—	6,332	—
Capital expenditures and product development costs from continuing operations	—	(217)	—	—	(20)	(1,117)	—	(1,354)
Capital expenditures from discontinued operations	—	—	—	—	—	(169)	—	(169)
Change in due to/from parent	—	—	—	—	—	(3)	3	—
Other investment proceeds	—	5	—	—	—	146	—	151
Investment proceeds from available-for-sale securities.	—	70	—	—	—	—	—	70

Cash provided (used) by investing activities	(6,381)	(217)	(4)	53	(20)	(6,900)	6,335	(7,134)

FINANCING ACTIVITIES
Borrowings	8,676	20	3,100	—	—	2,296	(686)	13,406
Debt repayments	(2,959)	—	(3,700)	—	—	(3,501)	1,180	(8,980)
Change in due to/from parent	—	4,854	(2,178)	(2,229)	(286)	(103)	(58)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	215	—	—	—	—	—	—	215
Repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions from discontinued operations	—	—	—	—	—	(47)	—	(47)
Principal payments on capital leases	—	(17)	—	—	—	—	—	(17)
Change in investment in segment	—	—	3	—	—	—	(3)	—
Other	6	—	—	—	—	—	—	6

Cash provided (used) by financing activities	5,836	4,857	(2,775)	(2,229)	(286)	(1,610)	433	4,226

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,064	(26)	—	(537)	(70)	95	494	1,020

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	499	(1,734)	719
CASH AND EQUIVALENTS AT END OF PERIOD	$1,054	$15	$—	$1,300	$16	$594	$(1,240)	$1,739

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2001
(Restated)

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Subsidiaries	Non— Guarantor Eliminations	AOL Time Warner Consolidated
	(millions)
OPERATIONS
Net income (loss)	$(2,106)	$333	$(2,296)	$(1,772)	$(501)	$(1,806)	$6,042	$(2,106)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	174	164	1	—	151	3,870	—	4,360
Amortization of film costs	—	—	—	—	—	1,066	—	1,066
Loss on write down of investments	—	624	—	—	—	50	—	674
Gain on sale of investments	—	(33)	—	—	—	—	—	(33)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,633)	(4,456)	(3,331)	7,213	891	—	2,316	—
Equity in losses of other investee companies after distributions	—	11	—	30	—	543	—	584
Changes in operating assets and liabilities, net of acquisitions	6,218	4,127	(658)	(5,848)	(546)	(3,046)	(2,800)	(2,553)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	—	—	—	—	—	271	—	271

Cash provided (used) by operations	1,653	770	(6,284)	(377)	(5)	948	5,558	2,263

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	—	(1)	198	40	453	—	690
Other investments and acquisitions	—	(145)	—	—	—	(902)	—	(1,047)
Investments in available-for-sale securities	—	(171)	—	—	—	—	—	(171)
Advances to parents and consolidated subsidiaries	—	—	—	(1,689)	—	3,774	(2,085)	—
Capital expenditures and product development costs from continuing operations	—	(297)	—	—	(28)	(1,290)	—	(1,615)
Capital expenditures from discontinued operations	—	—	—	—	—	(213)	—	(213)
Other investment proceeds	—	1,607	—	—		80		1,687

Cash provided (used) by investing activities	—	994	(1)	(1,491)	12	1,902	(2,085)	(669)

FINANCING ACTIVITIES
Borrowings	3,967	—	1,380	—	—	3,914	(3,016)	6,245
Debt repayments	—	—	(1,380)	(337)	—	(6,320)	203	(7,834)
Change in due to/from parent	(4,597)	(4,245)	6,289	5,252	26	749	(3,474)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(575)	—	(575)
Proceeds from exercise of stock option and dividend reimbursement plans	727	—	—	—	—	—	—	727
Repurchases of common stock	(1,376)	—	—	—	—	—	—	(1,376)
Dividends paid and partnership distributions from discontinued operations	—	—	—	—	—	(49)	—	(49)
Dividends paid and partnership distributions from continuing operations	—	—	(4)	—	—	—	—	(4)
Other	19	—	—	—	—	—	—	19

Cash provided (used) by financing activities	(1,260)	(4,245)	6,285	4,915	26	(2,281)	(6,287)	(2,847)

INCREASE (DECREASE) IN CASH AND EQUIV_ALENTS	393	(2,481)	—	3,047	33	569	(2,814)	(1,253)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	2,530	—	—	—	80	—	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$393	$49	—	$3,047	$33	$649	$(2,814)	$1,357

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

AOL TIME WARNER INC. (Registrant)

Date: January 28, 2003	By:	/s/ WAYNE H. PACE
Wayne H. Pace Executive Vice President and Chief Financial Officer

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
99.1
Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.