Form 10-K
period 2002-12-31
AOL TIME WARNER INC
filed 2003-03-28
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒

      As of the close of business on February 28, 2003, there were 4,312,505,667 shares of registrant’s Common Stock and 171,185,826 shares of registrant’s Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant’s voting securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 28, 2002) was approximately $61.24 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K

Portions of the Definitive Proxy Statement to be used in connection with the registrant’s 2003 Annual Meeting of Stockholders	Part III (Item 10 through Item 13)

PART I
AMERICA ONLINE
Web Properties and CompuServe
CABLE
FILMED ENTERTAINMENT
NETWORKS
MUSIC
PUBLISHING
REGULATION AND LEGISLATION
DESCRIPTION OF AGREEMENT WITH LIBERTY MEDIA CORPORATION
DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT
DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE-A/N PARTNERSHIP AGREEMENT
DESCRIPTION OF CERTAIN PROVISIONS OF AGREEMENTS RELATED TO TWC INC.
CURRENCY RATES AND REGULATIONS
EMPLOYEES
Item 2. Properties
Item 4. Submission of Matters to a Vote of Security Holders.
EXECUTIVE OFFICERS OF THE COMPANY
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION
EX-10.3 1994 STOCK OPTION PLAN
EX-10.4 CORPORATE GROUP STOCK INCENTIVE PLAN
EX-10.5 PUBLISHING GROUP STOCK INCENTIVE PLAN
EX-10.8 1999 STOCK PLAN
EX-10.9 INTERNATIONAL RESTRICTED STOCK PLAN
EX-10.10 1988 RESDTRICTED STOCK PLAN
EX-10.14 AMENDED & RESTATED EMPLOYMENT AGREEMENT
EX-10.19 AMENDMENT NO. 1 DEFERRED COMPENSATION
EX-10.20 AMENDMENT NO. 2 DEFERRED COMPENSATION
EX-10.22 EMPLOYMENT AGREEMENT
EX-10.27 AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.28 EMPLOYMENT AGREEMENT
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF ERNST & YOUNG LLP
EX-99.4 CERTIFICATION OF THE CEO AND CFO

PART I

Item 1.     Business

      AOL Time Warner Inc. (the “Company” or “AOL Time Warner”) is the world’s leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger” or the “AOL-Time Warner Merger”). As a result of the Merger, America Online and Time Warner each became wholly owned subsidiaries of AOL Time Warner.

      The Company classifies its business interests into the following fundamental areas:

•	America Online, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services;

•	Cable, consisting principally of interests in cable television systems and high speed data services;

•	Filmed Entertainment, consisting principally of interests in filmed entertainment and television production;

•	Networks, consisting principally of interests in cable television and broadcast network programming;

•	Music, consisting principally of interests in recorded music, music publishing, CD and DVD manufacturing and printing; and

•	Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

      The Company has announced that as part of its deleveraging initiatives, it is considering the sale of certain businesses or assets, including, but not necessarily limited to, the AOL Time Warner Book Group and sports teams. The Company cannot at this time predict which of such sales, if any, will be consummated, when any such sales will be completed or the terms of any such sales.

      For convenience, the terms the “Registrant,” “Company” and “AOL Time Warner” are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

TWE Restructuring

      A significant portion of the Company’s interests in its cable, networks and filmed entertainment businesses have been held through Time Warner Entertainment Company, L.P. (“TWE”), a limited partnership that was formed in 1992 in which two trusts, all of the beneficial interests of which are owned by a subsidiary of Comcast Corporation (“Comcast”), currently hold limited partnership interests. (All trusts formed by Comcast to hold its interests in TWE or Time Warner Cable Inc. will be hereinafter referred to as the “Comcast Trusts”). Among other things, TWE has owned Warner Bros., Home Box Office, a majority of The WB Network and a significant portion of Time Warner Cable. In August 2002, the Company entered into an agreement to restructure TWE with Comcast and AT&T Corp. (“AT&T”), which previously owned the TWE limited partnership interests. The TWE restructuring (the “TWE Restructuring”) is expected to be completed on March 31, 2003.

      The TWE Restructuring will result in the following: (i) AOL Time Warner will acquire complete ownership of TWE’s content assets (including Warner Bros. and Home Box Office, which will become separate, wholly owned subsidiaries of the Company); (ii) all of AOL Time Warner’s directly-owned cable television system interests will be contributed to a separate company which will become a majority-owned subsidiary of AOL Time Warner and will be renamed Time Warner Cable Inc. (“TWC Inc.” or “TWC”); (iii) TWE will become a subsidiary of TWC Inc. and will continue to own the cable television system interests previously owned by it; (iv) Comcast will receive $2.1 billion in cash and AOL Time Warner equity securities valued at $1.5 billion; (v) a Comcast Trust will also retain a 21% economic interest in the Company’s cable business, through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest; and (vi) AOL Time Warner will retain an overall 79% economic interest in the cable business, through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component. Subject to market and other conditions, AOL Time Warner expects to complete an initial public offering of a portion of TWC Inc. common stock during 2003. Following such public offering, TWC Inc.’s financial results will continue to be consolidated with those of AOL Time Warner. For additional information with respect to the TWE Restructuring, see “Description of Certain Provisions of the TWE Partnership Agreement” at pages 31 through 34 herein, Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Investment in Time Warner Entertainment Company, L.P.” set forth at pages F-5 and F-6 herein and Note 6, “Investment in TWE,” to the Company’s consolidated financial statements set forth at pages F-88 to F-91 herein.

     Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

      During 2002, TWE and Advance/Newhouse Partnership (“Advance/Newhouse”) completed the restructuring of the partnership known as the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”). As part of the TWE-A/N restructuring (the “TWE-A/N Restructuring”), cable systems and their related assets and liabilities serving 2.1 million subscribers as of December 31, 2002, located primarily in Florida (the “A/N Systems”), were transferred to a subsidiary of TWE-A/N. Advance/Newhouse has authority for the supervision of the day-to-day operations of the subsidiary, subject to some exceptions requiring action by unanimous consent, and TWE will continue to exercise various management functions, including oversight of programming and certain engineering-related services. AOL Time Warner has deconsolidated the financial position and operating results of the A/N Systems for all periods. Under the new TWE-A/N Partnership Agreement, effective August 1, 2002, Advance/Newhouse’s interest in TWE-A/N tracks only the economic performance of the A/N Systems, while AOL Time Warner retains the economic interests and associated liabilities in the remaining TWE-A/N cable systems.

      Also, in connection with the TWE-A/N Restructuring, AOL Time Warner effectively acquired Advance/Newhouse’s 17% interest in Road Runner, a high speed cable modem Internet service provider, thereby increasing the Company’s ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, the Company has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of the Company’s Cable segment, effective January 1, 2002. See Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Restructuring of the TWE-A/N and Road Runner Partnerships” set forth at pages F-6 and F-7 herein, and Note 4, “Cable-Related Transactions and Investments — Restructuring of TWE-A/N and Road Runner Partnerships,” to the Company’s consolidated financial statements set forth at pages F-85 to F-87 herein.

      For additional information with respect to TWE-A/N, See “Description of Certain Provisions of the TWE-A/N Partnership Agreement” at pages 34 through 36 herein.

     Caution Concerning Forward-Looking Statements

      This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth on pages F-53 through F-58 herein. AOL Time Warner is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

     Available Information and Website

      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company’s Web site at www.aoltimewarner.com as soon as reasonably practicable after electronically filing such reports with the SEC.

AMERICA ONLINE

      America Online, Inc., a wholly owned subsidiary of the Company based in Dulles, Virginia, is the world’s leader in interactive services, Web brands, Internet technologies and electronic commerce services. America Online’s operations include: two worldwide Internet services, the AOL service and the CompuServe service; AOL for Broadband; America Online’s music properties such as AOL Music Channel and Winamp; premium services such as MusicNet and AOL Call Alert; “AOL Mobile” services; and America Online’s Web properties, such as AOL Instant Messenger, ICQ, Moviefone, MapQuest and Netscape.

The AOL Service

      The flagship AOL service, a subscription-based service with over 35 million world-wide members at December 31, 2002, provides members with a global, interactive community offering a wide variety of content, features and tools. The range of content, features and tools offered on the AOL service includes the following:

•	Online Community — The AOL service promotes interactive community through electronic mail services, message boards, the Buddy List feature (for instant messaging), public and private “chat rooms,” interactive polling, AOL Hometown (personal home pages) and “You’ve Got Pictures.”

•	Content — Content on the AOL service is organized in a variety of ways for easy access by members, including channels, toolbar icons, customization tools and Favorite Places, which allows members to mark particular Web sites or AOL areas. Channels such as Autos, Health, Local Guide, Sports, Travel, Careers and Work, Personal Finance and News offer informational content and commerce and community opportunities. AOL also provides members a service that notifies members online when tickets to pre-chosen entertainment events are available. Content on the AOL service is both internally generated and provided by diverse external sources. Part of AOL’s strategy, announced in 2002, is to focus on the development of exclusive content from other AOL Time Warner divisions.

•	Customization and Control Features — Members can customize their experience on the AOL service through features and tools, such as Radio@AOL, a built-in radio service; an interactive calendar; customization of the Welcome Screen; an alerts and reminders service; and mail controls, including anti-spam features. Parental controls help parents form their children’s online experience and include tools that limit access to particular AOL areas, Web sites or to certain features.

•	Shopping — Shop@AOL channel allows members to shop for a wide variety of products from various retailers, while remaining in the AOL service. Shop@AOL’s shopping tools and resources include a search function, electronic shopping lists, and AOL’s Quick Checkout “wallet.” AOL provides a customer satisfaction guarantee for all merchandise purchased through an AOL Certified Merchant on Shop@AOL.

•	AOL Music — AOL Music offers a variety of programming, products and services that enable consumers to discover, listen to and buy music online. AOL Music’s properties include the AOL Music Channel; Web music features, including Netscape Music and AIM Today; the Winamp audio jukebox player and SHOUTcast, a streaming audio service and Internet music directory. AOL Music’s franchise programming includes offerings like First Listen and First View, which allow AOL members to hear and watch world premiere songs and videos, as well as Sessions@AOL, an original music show featuring exclusive interviews and performances with artists representing a variety of music genres.

      Subscriber fees are charged to members of the AOL Service based on the level of service selected. The primary price plan for U.S. members of the AOL service is an unlimited usage plan for $23.90 per month that includes dial-up telephone access to both the AOL service and the Internet. Under the “Bring Your Own Access” plans, members with their own dial-up Internet access from other providers can subscribe to the AOL service at a reduced monthly price. Members can also pay for their access to the service using prepaid cards, which are available for purchase at various retailers. Additionally, America Online continues to test new price plans and payment methods.

      Members of AOL may cancel their membership at any time, for any reason, by telephone, fax or mail. AOL utilizes a number of incentives and retention programs to encourage members to continue as members, as well as to bring back members who have recently canceled. In addition, AOL undertakes a wide range of marketing campaigns and promotions to attract new members. If the marketing campaigns decreased in intensity or effectiveness, the number of subscribers could be significantly affected.

      America Online supports a variety of software platforms and conduits for access to its interactive services and Web-based properties. Today, the vast majority of members and users of interactive services access such services through personal computers. America Online has also taken steps to adopt new technology and developments in the delivery of interactive services.

AOL International

      AOL International oversees the America Online services and operations outside the United States. As of December 31, 2002, the AOL service had 8.7 million members outside the United States, including 6.4 million in Europe. America Online has formed strategic alliances with strong local and regional partners to provide its international services. The America Online services are offered through joint ventures or distribution arrangements in Argentina, Australia, Brazil, Canada, Japan, Mexico and Puerto Rico. AOL Europe, a business unit of America Online, markets these services to consumers in Austria, France, Germany, the Netherlands, Switzerland, and the United Kingdom (U.K.). In each of these countries, local language content, marketing and community are offered. Members are able to access the U.S. and local country services in over 100 countries.

AOL for Broadband

      The AOL for Broadband service is available to members connecting to the AOL service through a high-speed broadband technology such as cable or digital services lines (DSL), either through a bundled service or through a “Bring Your Own Access” (BYOA) program. AOL for Broadband provides these members with expanded multimedia content, including streaming music, CD-quality radio and other audio, full-motion video, streaming news clips, movie trailers, games and online catalogue shopping features. As part of its business strategy, AOL is focusing on developing a broadband product with differentiated and exclusive content. A feature of broadband connections is that the members have “always on” access and do not have to dial an access number to begin each session. The AOL service can determine the bandwidth members are using to access the AOL service and automatically provides the broadband content to members connecting with broadband technologies, including members on standard dial-up plans.

      To provide its bundled broadband service, America Online has formed strategic alliances with Qwest Communications, BellSouth, Verizon Communications, SBC Communications and Covad Communications Group to use DSL technology to make available a high speed connection to subscribers. AOL also provides its bundled broadband service through cable providers. As of December 31, 2002, the AOL for Broadband service was available on the Time Warner Cable system in the cable company’s 39 largest divisions. AOL also reached an agreement with Comcast in 2002 to offer AOL for Broadband to Comcast cable users in certain geographic areas beginning in 2003.

      In addition to purchasing AOL’s bundled broadband services, members can also access the AOL for Broadband service using their own broadband connection (AOL for Broadband BYOA). Under this plan, members pay a monthly fee of $14.95, which allows them unlimited time on the AOL service via another provider’s broadband connection, and includes a limited number of hours of dial-up access.

Premium Services

      AOL has introduced a variety of premium services to its members, including AOLbyPhone, which allows members to access AOL services over the telephone, AOL Call Alert, an online call waiting service that lets members know, through a real-time alert on their computer screen, who is calling while they are online, and MusicNet, an online music subscription service. In March 2003, AOL announced the launch of AOL Voicemail, a service that allows members to listen to voicemail messages on their computer and e-mail messages on their phone. A key element of AOL’s business strategy, these services, as well as the advanced games feature, are available at additional monthly charges or rates based on usage. Additional premium services, such as virus protection, are being reviewed for possible introduction in 2003.

AOL Mobile and Other Services

      AOL Mobile services deliver a variety of the AOL service’s features and content to users of wireless devices, such as mobile phones, PDAs, and other handheld devices. The content and services include wireless access to email, news, weather, sports and stock quotes, as well as content from America Online’s other properties. AOL Instant Messenger and ICQ, two of America Online’s messaging products, are also available on a variety of wireless devices.

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

      The AOL Anywhere Web site (AOL.com) offers members AOL content and features, including email, AOL Instant Messenger, and personalized news and calendar services, when they are able to access the Internet, but not their AOL service.

Web Properties and CompuServe

Web Properties

      America Online’s Web properties serve as an online network of AOL brands on the Internet, offering a variety of content and applications.

      AOL Instant Messenger is a Web-based communications service that allows Internet users to know when other users of the service are online and to send and receive instant messages in real time. ICQ Ltd. is an Internet-based real-time communications service that utilizes the ICQ (“I seek you”) instant communications and chat technology with a constant desktop presence. Approximately two-thirds of ICQ users reside outside the Unites States.

      Moviefone is one of the leading movie guide and ticketing services in the United States. Through its interactive telephone service (777-FILM), its online service (Moviefone.com), and its wireless services, Moviefone provides moviegoers with a weekly, free directory of movies, show times and theater locations, and also provides the ability to purchase tickets for a per-ticket service charge.

      MapQuest provides customized maps, destination information and driving directions to consumers through its Web site (MapQuest.com) and its wireless partners. Through licensing agreements, MapQuest helps businesses integrate maps and driving directions into their Internet, intranet and call center applications.

      The Netscape portal (Netscape.com) offers a variety of products and services, including search services, Web-based e-mail, instant messaging and message boards, programming channels and opportunities for electronic commerce. Netscape Netbusiness (netbusiness.netscape.com/), an Internet site targeted to owners of small businesses, offers customizable information resources, productivity and communications tools. Netscape 7.02 is the latest Netscape browser suite. Powered by Netscape’s Gecko technology, Netscape 7.02 allows individual developers to tailor the browser software to their own use and runs on multiple operating systems, including LINUX, Mac OS and Windows.

CompuServe

      The CompuServe service targets value-oriented Internet service consumers in the U.S. and professional business-oriented consumers outside of the U.S. Additionally, CompuServe’s Custom Solutions group seeks opportunities to develop and operate co-branded and custom versions of the CompuServe service. This group operates the Wal-Mart Connect Internet Service Provider and offers private label Internet solutions for strategic partners, such as Hewlett-Packard. Subscriber fees are charged to CompuServe members based on the level of service selected, including an unlimited usage plan, a lower monthly rate providing for a set number of hours usage (with additional usage charged at an hourly rate) and a “Bring Your Own Access” plan for members with Internet access from another provider.

Technologies

      America Online employs a multiple vendor strategy in designing, structuring and operating the network services utilized in its interactive online services. AOLnet, a transfer control protocol/Internet protocol (TCP/IP) network of third-party network service providers, is used for the AOL service and certain versions of the CompuServe service in North America. America Online anticipates continuing to review its network services in order to align its network capacity, provide members of its online services with higher speed access and manage data network costs.

      In 2002, AOL experienced significant growth in the AOL Transit Data Network (ATDN), the domestic and international network that connects AOL, CompuServe 2000 and Time Warner Cable high speed data customers to the Internet. The ATDN functions as the conduit between all of AOL Time Warner’s content and the Internet, linking together facilities on four continents, with its greatest capacity in the U.S. and Europe. The ATDN Internet backbone is built from high-end routers and high-bandwidth circuits purchased under long-term agreements from third party carriers.

      America Online enters into multiple-year data communications agreements to support AOLnet. In connection with those agreements, America Online may commit to purchase certain minimum data communications services or to pay a fixed cost for the network services. Improving and maintaining AOLnet requires a substantial investment in telecommunications equipment. In addition to making cash purchases of telecommunications equipment, America Online also finances purchases of this equipment by entering into capital leases for such equipment.

Advertising and Commerce

      A component of America Online’s business strategy is earning revenues from advertising and commerce sources and from the direct sale of merchandise to members and users, as well as from related sources such as transaction and licensing fees. America Online offers its advertising and commerce partners a variety of customized programs, which may include premier placement, sponsorship of particular content offerings for designated time periods, or the opportunity to target users with specified interests. America Online also sells selected merchants preferred rights to market particular goods or services within one or more of the online services and properties. In those arrangements, America Online provides its advertising and commerce partners certain marketing and promotional opportunities and in return receives cash payments, the opportunity for revenue sharing, cross-promotion, competitive pricing and online conveniences for subscribers.

Marketing

      America Online utilizes a common marketing infrastructure for its multiple brands of interactive services and Web properties. To support its goals of attracting and retaining members or users, as applicable, and developing and differentiating the family of brands, America Online markets its products, services and brands through a broad array of programs and strategies, including broadcast television and radio advertising campaigns, direct mail, magazine inserts (including magazines published by the Company’s publishing division) and print advertisements, retail distribution, bundling agreements, Web advertising and alternate media. Other marketing strategies include extensive online and offline cross-promotion and co-branding with a wide variety of partners and the sale of bulk subscriptions at discounted rates to strategic partners for distribution to their employees. Additionally, through multi-year bundling agreements, the interactive online services and products are installed on a range of computers made by personal computer manufacturers and are available to consumers by clicking on an icon during the computer’s initial setup process or on the desktop. America Online also utilizes targeted or limited online and offline promotions, marketing programs and pricing plans designed to appeal to particular groups of potential users of its interactive online services and to distinguish and develop its different brands, products and services.

Competition

      America Online competes for subscription revenues and members’ usage with multiple companies providing Internet services, such as the Microsoft Network, Earthlink and AT&T Worldnet, and discount Internet service providers such as NetZero. America Online also competes with companies that provide Internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies. Like America Online, other companies, such as Microsoft, offer broadband services to consumers, both as a bundled product and a BYOA product. America Online also competes more broadly for subscription revenues and members’ time with cable, information, entertainment and media companies. America Online competes for advertising and commerce revenues with a wide range of companies, including those that focus on the Internet, such as online services, Internet access companies, Web-based portals, and individual Web sites providing content, commerce, community and similar features, and media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks.

      America Online faces competition in developing technologies and risks from potential new developments in distribution technologies and equipment in Internet access. In particular, America Online faces competition from developments in the following types of Internet access distribution technologies or equipment and must keep pace with these developments and also ensure that it either has comparable and compatible technology or access to distribution technologies developed or owned by third parties: broadband distribution technologies used in cable Internet access services; advanced personal computer-based access services offered through DSL technologies offered by local telecommunications companies; other advanced digital services offered by wireless companies; television-based interactive services; personal digital assistants or handheld computers; enhanced mobile phones; and other equipment offering functional equivalents to the AOL Mobile services.

CABLE

      The Company’s Cable business consists principally of interests in cable television systems that provide video programming and high speed data services to customers under the name Time Warner Cable. As a result of the TWE Restructuring which is expected to be completed on March 31, 2003, Time Warner Cable Inc. (“TWC Inc.”), will become an 82.1%-owned subsidiary of the Company and will own or manage all of the Company’s cable television systems. Of the 10.9 million basic subscribers served by the Company at December 31, 2002, 1.7 million are in systems that will be owned by TWC Inc. directly or through wholly owned subsidiaries and 9.2 million are in systems that will continue to be owned or managed by TWE or TWE-A/N. Following the TWE Restructuring, TWE will become a 94.3%-owned subsidiary of TWC Inc. (with the Company holding a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component). All of these systems will continue to provide services under the Time Warner Cable brand name.

      As a result of the TWE-A/N Restructuring, which was completed on December 31, 2002, cable systems which served 2.1 million subscribers, primarily located in Florida, were transferred to a subsidiary of TWE-A/N, and Advance/Newhouse’s interest in TWE-A/N was converted into an interest that tracks the economic performance of these A/N Systems. Advance/Newhouse has authority for supervision of the day-to-day operations of the subsidiary, subject to some exceptions, including limitations on the incurrence of indebtedness, and TWE will continue to exercise various management functions, including oversight of programming and certain engineering-related matters. Time Warner Cable oversees the management of, and retains the economic interests and associated liabilities in, the remaining systems owned by TWE-A/N. AOL Time Warner has deconsolidated the financial position and operating results of the A/N Systems for all periods.

      Time Warner Cable’s cable systems include systems serving 1.2 million subscribers that are part of Texas Cable Partners (“TCP”), a 50-50 joint venture between Comcast and TWE-A/N, and systems serving 306,000 subscribers that are part of Kansas City Cable Partners (“KCCP”), a 50-50 joint venture between Comcast and TWE. The Company’s investments in these joint ventures are accounted for using the equity method. TWE receives a fee for managing the TCP and KCCP systems.

      For additional information with respect to the TWE and TWE-A/N restructurings, see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Restructuring of the TWE-A/N and Road Runner Partnerships” set forth at pages F-6 and F-7 herein, and Note 4, “Cable-Related Transactions and Investments — Restructuring of TWE-A/N and Road Runner Partnerships,” to the Company’s consolidated financial statements set forth at pages F-85 through F-87 herein.

Systems Operations

      Time Warner Cable is the second largest operator of cable television systems in the United States. As of December 31, 2002, cable systems owned or managed by Time Warner Cable passed approximately 18.5 million homes, and provided basic cable service to 10.9 million subscribers and high speed data services to 2.5 million residential and commercial subscribers. Time Warner Cable operates large clustered and technologically advanced cable systems. As of December 31, 2002, more than 73% of its subscribers were in 19 geographic clusters, each serving more than 300,000 subscribers, and approximately 99% of its cable systems were capable of carrying two-way broadband services, with approximately 97% having been upgraded to 750MHz or higher. Time Warner Cable is an industry leader in developing and rolling-out new products and services, such as video-on-demand, subscription video-on-demand, high-definition television, home networking and set-top boxes with integrated digital video recorders. See “Advanced Cable Services” below.

     Franchises

      Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; service requirements, including number of channels; provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See “Regulation and Legislation” below.

     Video Programming

      Video programming is generally made available to customers through packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable’s systems has expanded as system upgrades are completed, with most systems offering around 70 analog channels. Customers receiving Time Warner Cable’s digital services may elect to receive up to 150 video and audio channels, including expanded pay-per-view and premium channel options as well as other programming products.

      Video programming available to customers includes local and distant broadcast television stations, cable programming services like CNN, A&E and ESPN, and premium cable services like HBO, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through affiliation agreements between the programmers and Time Warner Cable. Most programming services impose a monthly license fee per subscriber upon the cable operator and these fees typically increase over time. Time Warner Cable’s programming costs have risen in recent years, see Management’s Discussion and Analysis of Results of Operations, “Business Segment Results — Cable”. Time Warner Cable sometimes has the right to cancel contracts and generally has the right not to renew them. Time Warner Cable may not always be able to renew contracts when it wishes to do so. Time Warner Cable also must periodically obtain retransmission consent for permission to carry local broadcast stations that have so elected. Time Warner Cable cannot be assured that each station will grant such consent on reasonable terms. It is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable’s operations.

Video Programming Charges and Advertising

      Video subscribers to the Company’s cable systems are typically charged monthly subscription fees based on the level of service selected and, in some cases, equipment usage fees. Subscription revenues account for most of Time Warner Cable’s revenues. Although regulation of certain cable programming rates ended in 1999, rates for “basic” programming as well as for equipment rentals and installation services continue to be subject to regulation pursuant to federal law. See “Regulation and Legislation” below.

      Video subscribers may also elect to receive premium channels for an additional monthly fee with discounts generally available for the purchase of packages of more than one premium service. Pay-per-view movies and special events are charged on a per-view basis.

      Time Warner Cable also generates revenue by selling advertising time to a variety of national, regional and local businesses. Cable television operators receive an allocation of scheduled advertising time on certain cable programming services into which the operator can insert commercials. The clustering of Time Warner Cable’s systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local ad sales personnel to compete more effectively with broadcast and other media. In addition, in many locations, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. As of December 31, 2002, 15 of Time Warner Cable’s 34 divisions participated in local cable advertising interconnects.

      A portion of Time Warner Cable’s advertising revenues come from sales to other AOL Time Warner segments and from sales to programming vendors in support of their channel launches. For the past two years, these sales to programming vendors have represented a substantial portion of Time Warner Cable’s total advertising revenues. However, these advertising revenues have decreased in recent periods as the number of new programming service launches has declined. The Company expects this trend to continue and expects sales of advertising to other AOL Time Warner segments to decline significantly in 2003. See Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Business Segment Results — Cable.”

Local News Channels

      Time Warner Cable operates, alone or in partnerships, 24-hour local news channels in New York City (NY1 News), Albany, NY (News 9 Albany), Rochester, NY (R/News), Charlotte and Raleigh, NC (Carolina News 14), Austin (News 8 Austin) and Houston, TX (News 24 Houston). These channels have developed into attractive vehicles for local advertising and provide Time Warner Cable with an important connection to the communities in which the channels operate. Preparations are underway to launch news channels in San Antonio, TX and Syracuse, NY.

Advanced Cable Services

Digital Programming Services

Digital Video Service

      As of December 31, 2002, Time Warner Cable had more than 3.7 million digital service subscribers and all of Time Warner Cable’s 34 divisions were upgraded to accommodate digital cable. Digital subscribers receive significantly expanded cable network options, CD-quality audio music services, more pay-per-view choices, more channels of multiplexed premium services and other features such as enhanced parental control options. The digital set-top boxes delivered to subscribing customers also offers a digital interactive program guide and access to Time Warner Cable’s video on demand offerings.

On Demand Services

      As of December 31, 2002, Time Warner Cable offered video on demand services in 32 of its 34 divisions. Video on demand enables digital subscribers to instantaneously purchase movies and other programming, and to utilize VCR-like functions (such as pause, rewind and fast-forward) while watching these programs. Subscribers are charged for video on demand on a per-use basis.

      As of December 31, 2002, Time Warner Cable offered subscription video on demand in 32 of its 34 divisions. Subscription video on demand provides digital customers the ability to view an array of content associated with a particular content provider. Subscription video on demand uses the same technology and offers the same features as video on demand, but subscriber access is charged on a monthly rather than a per-use basis. Subscription video on demand is currently offered in connection with premium channels such as HBO and it is expected that other programming will be available over time.

HDTV

      Pursuant to FCC regulation, television broadcast stations have been granted additional over-the-air spectrum to provide, under a prescribed rollout schedule, high definition and digital television signals to the public. Time Warner Cable believes its upgraded hybrid fiber optic/coaxial cable architecture provides a technologically superior means of distributing HDTV signals. To date, Time Warner Cable has agreed to carry the high definition television signals and other digital signals broadcast by television stations owned and operated by the ABC, CBS, NBC and Fox networks, and also by nearly all public television stations in Time Warner Cable’s operating areas. Time Warner Cable is seeking high definition carriage arrangements with other broadcasters. Time Warner Cable is also carrying the HDTV versions of HBO and Showtime in certain areas.

Digital Video Recorders

      Beginning in August 2002, Time Warner Cable began to offer customers in some of its systems set-top boxes with integrated digital video recorders, or “DVRs,” for an additional monthly charge. DVR users can record programming on a hard drive built into the set-top box through the interactive program guide and view the recorded programing using VCR-like functions such as pause, rewind and fast-forward. Furthermore, DVRs give users the ability to pause even “live” television. Time Warner Cable intends to expand the deployment of DVR-enabled set-top boxes during 2003.

High Speed Data Services

Internet Services

      Time Warner Cable’s residential customers can choose from a variety of ISPs, including the Company’s Road Runner and AOL For Broadband services. High speed data customers connect their personal computers (PCs) to Time Warner Cable’s two-way hybrid fiber optic/coaxial plant using a cable modem. High speed data customers pay a flat monthly fee for access to their ISP’s features, which typically include Internet access and email. Time Warner Cable also offers a home networking option for an additional monthly fee, which allows a customer to connect multiple PCs to a single cable modem.

      As of December 31, 2002, Time Warner Cable had 2.5 million high speed data subscribers. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. Due to their nature, commercial and bulk subscribers are charged a different amount than residential subscribers.

      Time Warner Cable offers its Road Runner branded, high speed data service to both residential and commercial customers. In connection with the TWE-A/N Restructuring, TWE and an affiliate of the Company effectively acquired Advance/Newhouse’s 17% interest in Road Runner, thereby increasing the

Company’s ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, the Company consolidated Road Runner with its results retroactive to January 1, 2002. As of December 31, 2002, the Road Runner service was carried in all of Time Warner Cable’s 34 divisions.

      Time Warner Cable’s provision of the AOL For Broadband service and its obligation to make multiple ISP services available to its customers are subject to compliance with the terms of the FTC Consent Decree and the FCC Order entered in connection with the regulatory clearance of the AOL-Time Warner Merger. (See “Regulation and Legislation” below, for a description of these terms).

Voice Services

      Commencing in 2002, Time Warner Cable has engaged in voice services trials utilizing a technology known as Voice over Internet Protocol or “VoIP.” These trials enable participating Time Warner Cable residential high speed data users to make and receive calls using a traditional telephone handset connected to a cable modem. Time Warner Cable expects to begin the commercial launch of VoIP service in some of its divisions in 2003.

Telecommunications

      Time Warner Telecom Inc. (“Time Warner Telecom”) is a fiber facilities-based integrated communications provider that sells last-mile bandwidth and telecommunications services to medium and large businesses in selected metropolitan areas across the United States. AOL Time Warner has an aggregate equity interest in Time Warner Telecom of approximately 44% and an aggregate voting interest (consisting of high-voting common stock) of approximately 71%; however, AOL Time Warner’s nominees to the Board of Directors of Time Warner Telecom are limited to less than a majority by the terms of a stockholder agreement. Time Warner Telecom is a separately-managed public company whose stock is traded through NASDAQ and its financial results are not consolidated with those of the Company. AOL Time Warner’s interest in Time Warner Telecom will continue to be owned by the Company following the completion of the TWE Restructuring.

Interactive Video

      The Company’s Cable segment includes the results of the AOL Time Warner Interactive Video Group, which is developing a network-based interactive cable television application and service known as “Mystro TV.” As currently contemplated, Mystro TV will store video content at a cable operator’s facilities and allow subscribers to access these stored programs through the operator’s cable system at any time. For example, if Mystro TV is successfully developed and the appropriate rights secured from owners of video programming, a subscriber could use the Mystro TV service to watch a program that aired the previous day, or to begin watching from the beginning a show already in progress. The Interactive Video Group expects to conduct a trial of the Mystro TV service in 2003. The Interactive Video Group will continue to be 100% owned by the Company following the completion of the TWE Restructuring.

Competition

      Time Warner Cable’s video and high speed data services face strong competition from a wide variety of alternative delivery sources. In the future, technological advances will most likely increase the number of alternatives available to its customers. In general, Time Warner Cable’s video and high speed data business faces competition from other information and entertainment providers, as well as competition from other media for advertising dollars.

      DBS. Time Warner Cable’s video services face competition from satellite services, such as DirecTV and the Dish Network, which offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. The video services provided by these satellite providers are comparable, in many respects, with Time Warner Cable’s analog and digital video services. In many metropolitan areas, satellite services now also include local broadcast signals.

      “Online” Competition. Time Warner Cable’s high speed data service faces competition from a variety of companies that offer other forms of “online” services, including DSL high speed data service and dial-up services over ordinary telephone lines. Monthly prices of dial-up services are typically less expensive than broadband services. Other developing new technologies, such as Internet service via satellite or wireless connections, also compete with cable and cable modem services.

      Overbuilds. Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. As a result, from time to time, Time Warner Cable faces competition from overlapping cable systems operating in its franchise areas, including municipally-owned systems.

      SMATV (Satellite master antenna television). Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple dwelling units, often on an exclusive basis, with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable television systems. Some SMATV operators now offer voice and high speed Internet services.

      MMDS/Wireless Cable (Multichannel microwave distribution services). Time Warner Cable faces competition from wireless cable operators, including digital wireless operators, who use terrestrial microwave technology to distribute video programming. Some MMDS operators now offer voice and high speed Internet services.

      Telephone Companies. Time Warner Cable also faces competition from telephone companies. Under the 1996 Telecommunications Act, telephone companies are now free to enter the retail video distribution business within their local exchange service areas, including through satellite, MMDS and SMATV, as traditional franchised cable system operators or as operators of “open video systems” subject to local authorizations and local fees.

      Consumer Electronics Manufacturers. To the extent that Time Warner Cable’s products and services converge with theirs, Time Warner Cable may compete with the manufacturers of consumer electronics products.

      Additional Competition. In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters, home video products and the Internet.

FILMED ENTERTAINMENT

      The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product and license rights to the Company’s programs and characters. All of the foregoing businesses are principally conducted by the Warner Bros. division of TWE. Following the completion of the TWE Restructuring, the Warner Bros. division will become a wholly owned subsidiary of the Company, known as Warner Bros. Entertainment Inc. (“Warner Bros.”). The filmed entertainment segment also includes New Line Cinema Corporation (“New Line”), wholly owned through Turner Broadcasting System, Inc. (“TBS”), as well as the Turner classic film and animation libraries.

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

      Warner Bros. Pictures’ strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes four to six “event” movies per year. In response to the rising cost of producing theatrical films, Warner Bros. Pictures has entered into a number of joint venture agreements with other companies to co-finance films, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. Castle Rock also produces films for Warner Bros. Pictures. During 2002, Warner Bros. Pictures released a total of 26 original motion pictures for theatrical exhibition, of which 6 were wholly financed by Warner Bros. Pictures and 20 that were financed with or by others. A total of 25 motion pictures are currently slated to be released during 2003, of which 7 are wholly financed by Warner Bros. Pictures and 18 financed with or by others.

      Warner Bros. Pictures’ joint venture arrangements include a joint venture with Village Roadshow Pictures to co-finance the production of motion pictures; and an arrangement with Gaylord Entertainment (“Gaylord”) to co-finance the production of motion pictures with medium to high budgets, and with Gaylord’s wholly owned subsidiary, Pandora Investments SARL, to co-finance the production of lower budget pictures.

      Warner Bros. Pictures has distribution servicing agreements with Morgan Creek Productions Inc. (“Morgan Creek”) through December 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek motion pictures and certain foreign distribution services for selected motion pictures in selected territories. Warner Bros. Pictures has a distribution arrangement with Franchise Entertainment LLC under which, for certain motion pictures, it has domestic distribution rights and foreign distribution rights in selected territories. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment (“Alcon”) for distribution of all of Alcon’s motion pictures in domestic and certain foreign territories, and an exclusive worldwide distribution arrangement with the newly created Shangri-La Entertainment, LLC.

New Line

      Theatrical films are also produced and distributed by New Line, a wholly owned subsidiary through TBS. New Line is a leading independent producer and distributor of theatrical motion pictures with two film divisions, New Line Cinema and Fine Line Features. Included in its 15 films released during 2002, New Line in December released The Lord of the Rings: The Two Towers, the second installment in The Lord of the Rings trilogy, and Austin Powers in Goldmember, the third Austin Powers film, earlier in the year. A total of 16 motion pictures are currently slated for theatrical release by New Line during 2003, including the third installment in The Lord of the Rings trilogy. Like Warner Bros. Pictures, New Line releases a diversified slate of films with an emphasis on building and leveraging franchises. As part of its strategy for reducing financial risk and dealing with the rising cost of film production, New Line pre-sells the international rights to its releases on a territory by territory basis, while still retaining a share of each film’s potential profitability in those foreign territories.

Home Video

      Warner Home Video (“WHV”) distributes for home video use DVDs and videocassettes containing filmed entertainment product produced or otherwise acquired by Warner Bros. Pictures, Castle Rock, New Line, Home Box Office, TBS and WarnerVision.

      WHV also distributes other companies’ product, including DVDs and videocassettes for BBC, PBS and National Geographic in the U.S., ICON in the UK and Australia, and France Television and Canal+ in France.

      WHV sells and/or licenses its product in the United States and in major international territories to retailers and/or wholesalers through its own sales forces, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some countries, WHV’s product is distributed through licensees. DVD product is replicated by Warner Music Group companies and third parties. Videocassette product is manufactured under contract with independent duplicators. WHV released 25 titles on DVD and videocassette in the U.S. in 2002 that generated sales of more than one million units each.

      Since inception of the DVD format, WHV has released over 1,500 DVD titles in the U.S. and international markets, led by worldwide sales of Harry Potter and the Sorcerer’s Stone, which has sold 23 million DVD units. DVD is the fastest selling consumer electronics product of all time, with an installed base at December 31, 2002 of over 40 million households in the U.S. and an additional 55.4 million households internationally (including China).

Television

      Warner Bros. is one of the world’s leading suppliers of television programming, distributing programming in more than 175 countries and in more than 40 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all media. The distribution library owned or managed by Warner Bros. currently has more than 6,500 feature films, approximately 38,000 television titles, and 14,000 animated titles (including 1,500 classic animated shorts).

      Warner Bros.’ television programming is primarily produced by Warner Bros. Television (“WBTV”), which produces primetime dramatic and comedy programming for the major networks, and Telepictures Productions (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and primetime markets. During the 2002-03 season, WBTV produced hits such as Smallville, Gilmore Girls and Everwood for The WB Network and ER, Friends, The West Wing, The Drew Carey Show, George Lopez, Third Watch and Without a Trace. Telepictures has primetime hits The Bachelor and The Bachelorette as well as first-run syndication staples such as Extra.

      Warner Bros. Animation is responsible for the creation, development and production of contemporary television and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.’, TBS’s and DC Comics’ libraries, including Looney Tunes and the Hanna-Barbera libraries.

Backlog

      Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming for pay cable, network, basic cable and syndicated television exhibition. Backlog for all of AOL Time Warner’s filmed entertainment companies amounted to $3.3 billion at December 31, 2002, compared to $3.8 billion at December 31, 2001 (including amounts relating to the intercompany licensing of film product to the Company’s cable television networks of approximately $850 million and $1.2 billion as of December 31, 2002 and December 31, 2001, respectively). The backlog excludes advertising barter contracts.

Consumer Products

      Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, likenesses, images, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, classic films and the literary and feature film phenomenon, Harry Potter.

Other Entertainment Assets

      DC Comics, which has been owned 50-50 by TWE and a subsidiary of the Company, publishes more than 50 regularly issued comics magazines featuring such popular characters as Superman, Batman, Wonder Woman and The Sandman. DC Comics also derives revenues from motion pictures, television, product licensing and books. Following completion of the TWE Restructuring, DC Comics will be 100% owned by the Company. The Company also owns E.C. Publications, Inc., the publisher of MAD magazine.

Competition

      The production and distribution of theatrical motion pictures, television and animation product and videocassettes/DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities for consumers’ attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. Despite this increasing variety of networks and services, access to primetime and syndicated television slots has actually tightened as networks and owned and operated stations increasingly source programming from content producers aligned with or owned by their parent companies. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Piracy and unauthorized recording, transmission and distribution of content are increasing challenges. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace.

      Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of character, brand and celebrity names.

NETWORKS

      The Company’s Networks business consists principally of domestic and international basic cable networks, pay television programming services, a broadcast television network, and sports franchises. The basic cable networks (collectively, the “Turner Networks”) owned by TBS, a wholly owned subsidiary, constitute the principal component of the Company’s basic cable networks. Pay television programming consists of the multichannel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”), operated by the Home Box Office division of TWE. Upon the completion of the TWE Restructuring, Home Box Office will become a wholly owned subsidiary of the Company. The WB Television Network (“The WB”), a broadcast television network, is operated as a limited partnership in which WB Communications (currently a division of TWE) holds a 77.5% interest and is the network’s managing general partner. WB Communications will become a wholly owned subsidiary of the Company upon the completion of the TWE Restructuring.

      The Turner Networks and the Home Box Office Services (collectively, the “Cable Networks”) distribute their programming via cable and other distribution technologies, including satellite distribution. Although the Cable Networks believe prospects of continued carriage and marketing of their respective Networks by the larger affiliates are good, the loss of one or more of them as distributors of any individual network or service could have a material adverse effect on their respective businesses. The recent combination of Comcast and AT&T Broadband, two of the largest multiple-system cable operators that distribute the Cable Networks, reflects a growing consolidation among the Cable Networks’ distributors. In addition, one of the larger DBS services has been seeking a buyer. This trend towards consolidation could impact the Cable Networks prospects for securing carriage agreements on favorable terms.

      The Turner Networks (other than Turner Classic Movies) generate their revenue principally from the sale of advertising time and from receipt of monthly per subscriber fees paid by cable system operators, DTH distribution companies, hotels and other customers (known as affiliates) that have contracted to receive and distribute such networks. Turner Classic Movies is commercial-free and generates its revenue from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. The HBO and Cinemax services generate revenue principally from monthly subscriptions paid by affiliates for subscribers who are generally free to cancel their subscriptions at any time. The Home Box Office Services and their affiliates engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers.

      Advertising revenue on the basic cable networks and The WB is comprised of consumer advertising, which is sold primarily on a national basis (The WB sells time exclusively on a national basis, with local affiliates of The WB selling local advertising). Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including financial and business services, food and beverages, automotive, entertainment and office supplies and equipment. Advertising revenue is a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network as well as overall advertiser demand in the marketplace.

Turner Networks

Domestic Networks

      TBS’s entertainment networks include two general entertainment networks, TBS Superstation, with approximately 88.2 million subscribers in the U.S. as of December 31, 2002, and TNT, with approximately 86.6 million subscribers in the U.S. as of December 31, 2002; as well as Cartoon Network, with approximately 82.5 million subscribers in the U.S. as of December 31, 2002; and Turner Classic Movies, a commercial-free network that presents classic films from TBS’s MGM, RKO and pre-1950 Warner Bros. film libraries, among others, which had approximately 63.9 million subscribers in the U.S. as of December 31, 2002. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries as to which TBS or other divisions of the Company own the copyrights, plus licensed programming, including sports, and special made-for-cable films and series. Other networks include Turner South, a regional entertainment network featuring movies and sitcoms from the Turner library and regional news and sports events targeted to viewers in the Southeast, and Boomerang, a digital network featuring classic cartoons.

      TBS has acquired programming rights from the National Basketball Association (the “NBA”) to televise a certain number of regular season and playoff games on TBS networks through the 2007-08 season. TBS Superstation also televises a certain number of baseball games of the Atlanta Braves, a major league baseball club owned by a subsidiary of TBS, for which rights fee payments are made to Major League Baseball’s central fund for distribution to all Major League Baseball clubs. Through a joint venture with NBC, TBS also has rights to televise certain NASCAR Winston Cup and Busch Series races through 2006.

      TBS’s CNN network, a 24-hour per day cable television news service, had more than 86.7 million subscribers in the U.S. as of December 31, 2002. Together with CNN International (“CNNI”), CNN reached more than 250 million locations in over 200 countries and territories as of December 31, 2002. CNN operates 36 news bureaus, of which 11 are located in the U.S. and 25 are located around the world. In addition to Headline News, which provides updated half-hour newscasts throughout each day, CNN has expanded its brand franchise to include CNNfn, featuring business and consumer news. TBS also has a number of special market news networks.

International Networks

      CNNI is distributed to multiple distribution platforms for delivery to cable systems, broadcasters, hotels and other viewers around the world on a network of 12 regional satellites. CNN en Español, a Spanish language all-news network in Latin America, as of December 31, 2002, had more than 13.3 million subscribers. TBS also distributes Turner Classic Movies and region-specific versions of TNT, Cartoon Network, and Boomerang on either a single channel or combined channel basis in over 100 countries around the world.

      In a number of regions, TBS has launched international versions of its channels through joint ventures with local partners. These include CNN+, a Spanish language 24-hour news network launched for distribution in Spain and Andorra; CNN Turk, a Turkish language 24-hour news network; and Cartoon Network Japan. TBS manages the Company’s interest in VIVA Media AG, which owns a German television production company and broadcast television music channels in Germany, Scandinavia, and Eastern Europe. TBS also holds a significant interest in n-tv, a German language news network currently reaching over 48 million homes in Germany and contiguous countries in Europe, primarily via cable systems and satellite.

      TBS also owns a majority interest in China Entertainment Television (CETV), a 24-hour Mandarin-language information and entertainment network that began distribution to certain cable television subscribers in the Southern region of the People’s Republic of China in February 2002. CETV is carried by China’s national television network, China Central Television (CCTV), and one of China’s largest cable operators.

Internet Sites

      In addition to its cable networks, TBS manages various advertiser-supported Internet sites. The CNN News Group has multiple sites, such as CNN.com and allpolitics.com, which are operated by CNN Interactive. The CNN News Group also produces CNNMoney.com together with Time Inc.’s Money Magazine. TBS also operates the NASCAR Web site, NASCAR.com, pursuant to an agreement with NASCAR through 2006. In 2002, TBS acquired the right to operate the PGA’s Web site, PGA.com, pursuant to an agreement with PGA through 2011. CartoonNetwork.com is a popular advertiser-supported site for children ages two to eleven.

Home Box Office

      HBO, which will be operated by the wholly owned subsidiary Home Box Office, Inc. following the completion of the TWE Restructuring, is the nation’s most widely distributed pay television service. Together with its sister service, Cinemax, HBO had approximately 39 million subscriptions as of December 31, 2002. Both HBO and Cinemax are made available in a multichannel format and through the newly introduced subscription video on demand enhancement, which enables participating digital cable subscribers to choose programs at a time of their choice with VCR-like functionality. Through various joint ventures, HBO-branded services are distributed in Latin America, Asia and Central Europe.

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

      HBO also defines itself by the exhibition of award-winning original movies and mini-series, dramatic and comedy series, such as The Sopranos, Sex and the City, and Six Feet Under and boxing matches, sports documentaries and sports news programs, as well as concerts, comedy specials, family programming and documentaries. HBO received 24 Primetime Emmy Awards® in 2002 in a variety of categories, including Best Miniseries, Best Made for Television Movie and Best Directing for both Drama and Comedy Series.

      Home Box Office has also increased its involvement in the financing and production of theatrical motion pictures, including the surprise hit My Big Fat Greek Wedding and the critically praised Real Women Have Curves.

      A division of Home Box Office produces Everybody Loves Raymond, now in its seventh season on CBS and its first syndication cycle. Home Box Office also develops and produces programming for other networks. HBO Sports, a division of Home Box Office, operates HBO Pay-Per-View, an entity that distributes pay-per-view prize fights and other pay-per-view events. HBO Video, also a division of Home Box Office, distributes videocassettes and DVDs of a number of HBO’s original movies, miniseries and dramatic and comedy series, including Band of Brothers, The Sopranos and Sex and the City.

The WB Television Network

      The WB provides a national group of affiliated television stations with 13 hours of prime time plus 2 additional hours of Sunday access programming during six days of the week (Sunday through Friday). The WB’s programming is primarily aimed at teens and young adults. The network’s line-up of programs includes established series such as 7th Heaven, Everwood, Dawson’s Creek, Charmed, Reba, Smallville and Gilmore

Girls. As of December 31, 2002, Kids’ WB!, a programming service for young viewers, presented 14 hours of animated programming per week, including Yu-Gih-Oh and Pokemon.

      As of December 31, 2002, 84 primary and 8 secondary affiliates provide coverage for The WB in the top 100 television markets. Additional coverage reaching approximately 8.5 million homes in smaller markets is provided by The WB 100+ Station Group, a venture between The WB and local broadcasters under which WB programming is disseminated over the facilities of local cable operators.

      Tribune Broadcasting owns a 22.25% interest in The WB and the balance is held by WB Communications, a division of TWE. Following the completion of the TWE Restructuring, WB Communications will be a wholly owned subsidiary of AOL Time Warner.

Other Network Interests

      TWE has held a 50% interest in Comedy Central, an advertiser-supported basic cable television service that provides comedy programming. Following the completion of the TWE Restructuring, such interest will be held by a wholly owned subsidiary of the Company. Comedy Central was available in approximately 81 million homes as of December 31, 2002.

      TWE has held a 50% interest in Court TV, which was available in approximately 75 million homes as of December 31, 2002. Following the completion of the TWE Restructuring, such interest will be held by a wholly owned subsidiary of the Company. Court TV is an advertiser-supported basic cable television service whose programming aims to provide an informative and entertaining view of the American system of justice. Focusing on “investigative television,” Court TV broadcasts trials by day and original programs such as Forensic Files and popular off-network series such as NYPD Blue in the evening.

      Through wholly owned subsidiaries, TBS owns the Atlanta Braves of Major League Baseball, the Atlanta Hawks of the National Basketball Association, and the Atlanta Thrashers of the National Hockey League. Each sports team is subject to the rules and regulations of the league to which it belongs. The teams derive revenue from gate receipts, advertising and related sales, premium seating sales, concessions, local sponsorships and the sale of local broadcasting rights, and share pro rata in proceeds from national media contracts and licensing activities of the relevant league, as well as expansion fees.

Competition

      Each of the Networks competes with other television programming services for marketing and distribution by cable and other distribution systems. All of the Networks compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view and video-on-demand services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The Turner Networks, The WB and TBS’s Internet sites compete for advertising with numerous direct competitors and other media.

      The Cable Networks’ production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

MUSIC

      The Company’s worldwide recorded music, music publishing, CD and DVD manufacturing and printing businesses are conducted under the umbrella name, Warner Music Group (“WMG”).

Recorded Music

      In the United States, the Company’s recorded music business is principally conducted through WMG’s Warner Bros. Records Inc., Atlantic Recording Corporation, Elektra Entertainment Group Inc. and Word Entertainment and their affiliated labels, as well as through the WEA Inc. companies. WMG’s recorded music activities are also conducted through its Warner Music International division in over 70 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees.

      The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), CD-ROMs and DVDs principally for WMG’s record labels and Warner Home Video, but also for other outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG’s recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and distributes WMG’s and third-party recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance (“ADA”), an independent distribution company specializing in alternative rock, metal, hip hop and dance music with a focus on new or developing artists.

Domestic

      WMG’s major record labels in the United States — Warner Bros., Atlantic, Elektra and Word — each with a distinct identity, discover, sign and develop recording artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, R&B, hip hop, rap, reggae, Latin, alternative, folk, blues, gospel and Christian music. The January 2002 acquisition of Word Entertainment, a major Christian music company, has significantly expanded the division’s presence in that genre. In July 2002, Word Entertainment became 20% owned by an affiliate of Curb Records, a prominent Nashville-based independent record label, as part of a transaction in which Curb entered into a long-term multi-territory distribution arrangement with various WMG affiliates. Among the artists that resulted in significant United States sales for WMG during 2002 were: Josh Groban, Enya, Kid Rock, Faith Hill, Red Hot Chili Peppers, Linkin Park, Missy Elliott, P.O.D., Michelle Branch and Nappy Roots.

      WMG is a vertically integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist’s music is produced and provided to WMG’s manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs. WEA Manufacturing also manufactures a significant number of DVDs worldwide. Ivy Hill prints material that is included with CDs, DVDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG’s United States distribution arms, market and sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Product is also increasingly being sold directly to consumers through Internet retailers such as Amazon.com. Sales by WMG labels, as well as by the music industry generally, have been adversely affected by piracy and parallel imports and also by Internet sites and technologies that allow consumers to download quality sound reproductions from the Internet without authorization from the rights owner.

      WMG’s Warner Strategic Marketing division (which includes Warner Special Products, Warner Television Marketing, Warner Music Group Soundtracks and Rhino Entertainment Company) specializes in marketing WMG’s catalog through compilations and reissues of previously released music and video titles; licensing tracks to third parties for various uses and through coordinating film and television soundtrack opportunities between WMG record labels and the film and television studios of both the Company and third parties.

      WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by joint ventures, such as Maverick Records and Lava Records. Since 1991, WMG and Sony Music Entertainment Inc. operated The Columbia House Company, a direct marketer of CDs, DVDs and audio and videocassettes in North America, through a 50/50 joint venture. In June 2002, WMG and Sony Music each sold 85% of their ownership interests in Columbia House to an affiliate of The Blackstone Group as part of a leveraged buyout, thereby reducing WMG’s interest to 7.5%.

      WMG has continued to actively pursue new media opportunities and to license new business models in the digital arena. In 2001, Bertelsmann and EMI joined WMG and RealNetworks as shareholders in MusicNet, an online subscription music distribution platform that functions as a wholesaler and is implemented by online services that interface with individual consumers. As of November 2002, MusicNet had obtained licenses from all five major music companies, enabling it to offer a broad musical repertoire. In addition to the subscription service licenses granted by WMG in 2001 to Echo Networks, MusicNet, OD2 and Listen.com, in 2002 WMG entered into subscription service licenses with FullAudio, Streamwaves.com and pressplay.

      In late 2002, WMG and AT&T Wireless announced that AT&T Wireless would be selling ring tones featuring the music of WMG artists to certain AT&T Wireless subscribers that use cellular handsets supporting such functionality. As part of such arrangement, WMG is hosting a wireless website that allows such subscribers to access certain WMG artists’ promotional content. WMG entered into a similar arrangement with Sprint PCS in early 2003 and expects to enter into additional arrangements with a goal of developing new wireless promotional and commercial opportunities for WMG and its artists. WMG has also been a driving force in establishing the DVD Audio format, launched in fall 2000, which improves on the CD by providing higher fidelity and six-channel surround sound. As of the end of 2002, WMG has released more than 80 titles in this format.

      WMG’s Giant Merchandising is a leading supplier of screen printed and embellished apparel focusing on music entertainment merchandising, retail licenses and private label marketing and distribution. Among Giant’s major customers in 2002 were Paul McCartney, Cher, Aerosmith, Harley Davidson, Hard Rock Cafe, Nike and Reebok.

International

      The Warner Music International (“WMI”) division of WMG operates through various subsidiaries and affiliates and their non-affiliated licensees in over 70 countries around the world. WMI engages in the same activities as WMG’s domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. Significant album sales for WMI in 2002 were generated by the following artists and soundtracks: Alanis Morissette, Linkin Park, David Gray, Phil Collins, Laura Pausini, Mana, Rip Slyme, Red Hot Chili Peppers and Lord of the Rings.

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

Music Publishing

      WMG’s music publishing division, Warner/Chappell, owns or controls the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Its catalog includes works from a diverse range of artists and composers including Madonna, Staind, Nickelback, India.Arie, Barry Gibb, Dido, Moby, George and Ira Gershwin and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

      Warner/Chappell also owns Warner Bros. Publications, one of the world’s largest publishers of printed music. Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin and containing works from the Zomba and Universal music publishing catalogs.

      The principal sources of revenues to Warner/Chappell are royalties for the use of its compositions on CDs, DVDs, ring tones, music videos, the Internet and in television commercials; license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; and sales of published sheet music and song books.

Competition

      The revenues of a company in the recording industry depend upon public acceptance of the company’s recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. The competition among record companies for such talent is intense, as is the competition among companies to sell the recordings created by these artists. The recorded music business continues to be adversely affected by the bankruptcies of record wholesalers and retailers, counterfeiting of CDs, piracy and parallel imports and also by Internet sites and technologies that allow consumers to download quality sound reproductions from the Internet without authorization from the rights owner. In response, the recorded music industry has engaged in efforts to develop secure technologies for digital music delivery, to battle piracy through litigation and legislation and to establish legitimate new media business models.

      Competition in the music publishing business is also intense. Although WMG’s music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in the acquisition of musical compositions and in having them recorded and performed. In addition, the vast majority of WMG’s music publishing revenues are subject to rate regulation either by government entities or by collecting societies throughout the world. WMG also competes for consumer attention with other non-musical media such as home video and video games.

PUBLISHING

      The Company’s Publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. Time Inc. is one of the world’s leading magazine and book publishers and is among the largest direct marketers.

Magazines

     General

      As of March 1, 2003, Time Inc. published 133 magazines, including Time, People, Sports Illustrated, Entertainment Weekly, Southern Living, In Style, Fortune and Money. These magazines generally appeal to the broad consumer market.

      The Publishing division significantly expanded its international reach with the 2001 acquisition of IPC Group Limited, the U.K.’s leading consumer magazine publisher which currently publishes 77 magazines and numerous special issues and guides, largely focused in the television, women’s, home and garden, leisure and men’s lifestyle categories. Its titles include What’s on TV, TV Times, Woman, Marie Claire, Homes & Gardens and Horse & Hound. The Company expects to pursue synergies between these brands and products of the Company’s other divisions, including AOL Europe.

      Time Inc. also expands its core magazine businesses through the development of product extensions. These are generally managed by the individual magazines and involve, among other things, new magazines, specialized editions aimed at particular audiences, and publication of editorial content through different media, such as the Internet, books and television.

     Description of Magazines

      Generally, each magazine published by Time Inc. has an editorial staff under the supervision of a managing editor and a business staff under the management of a president or publisher. Magazine production and distribution activities are generally centralized. Fulfillment activities for Time Inc.’s magazines are generally administered from a centralized facility in Tampa, Florida.

      Time Inc.’s major magazines and their areas of editorial focus are summarized below:

      Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international, across a spectrum of topics. Time also has four weekly English-language editions that circulate outside the United States. Time for Kids is a current events newsmagazine for children, ages 5 to 13.

      People is a weekly magazine that reports on celebrities and other notable personalities. People has expanded its franchise in recent years to include People en Español, a Spanish-language edition aimed primarily at Hispanic readers in the United States, and Teen People, aimed at teenage readers. Who Weekly is an Australian version of People.

      Sports Illustrated is a weekly magazine that covers a variety of sports. Sports Illustrated also publishes Sports Illustrated for Kids, which is intended primarily for pre-teenagers.

      In Style is a monthly magazine that focuses on celebrity, lifestyle, beauty and fashion. In recent years, In Style has expanded internationally by launching in Australia and the U.K.; it is also published in Germany and Brazil under licensing agreements.

      Entertainment Weekly is a weekly magazine that includes reviews and reports on television, movies, video, music, books and the internet.

      Fortune is a bi-weekly magazine that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Money is a monthly magazine that reports primarily on personal finance. Other business and financial magazines include FSB: Fortune Small Business, which covers small business, and Business 2.0, a magazine that reports on innovation in the worlds of business and technology.

      Through Southern Progress Corporation and other subsidiaries, Time Inc. publishes several regional magazines including Southern Living and Sunset, and several specialty publishing titles, including Cooking Light and Health.

      In 2000, Time Inc. acquired Times Mirror Magazines, which has since been renamed Time4 Media, publisher of 22 popular participatory sport and outdoor publications such as Golf, Ski, Skiing, Field & Stream and Yachting, as well as Popular Science.

      Through various subsidiaries, Time Inc. publishes Parenting magazine and This Old House magazine and also produces the This Old House and Ask This Old House television series.

      Time Inc. also has management responsibility for most of the American Express Publishing Corporation’s operations, including its core lifestyle magazines Travel & Leisure, Food & Wine and Departures. Time Inc. has a 49% equity stake in Essence Communications Partners, the publisher of Essence, the premiere magazine for African-American women.

Advertising

      Advertising carried in Time Inc. magazines is predominantly consumer advertising, including domestic and foreign automobile manufacturers, toiletries and cosmetics, computers and technology, media and entertainment, food, financial, pharmaceuticals and retail and department stores. In 2002, Time Inc. magazines accounted for approximately 25.1% of the total U.S. advertising revenue in consumer magazines, as measured by the Publishers Information Bureau (PIB). People, Sports Illustrated and Time were ranked 1, 2 and 3, respectively, by PIB, and Time Inc. had 8 of the 30 leading magazines in terms of advertising dollars.

Circulation

      Circulation drives the advertising rate base, which is the guaranteed minimum paid circulation level on which advertising rates are determined. Time Inc.’s magazines are primarily sold by subscription and delivered to subscribers through the mail, other than IPC titles which are primarily sold at newsstand. Subscriptions are sold through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies and insert cards in Time Inc. magazines and other publications. In 2001, Time Inc. acquired a majority interest in Synapse Group, Inc. (“Synapse”), a leading magazine subscription agent in the United States. Synapse sells magazine subscriptions principally through marketing relationships with credit card issuers, consumer catalog companies, commercial airlines with frequent flier programs and Internet businesses.

      Single copies of magazines are sold through retail outlets such as newsstands, supermarkets, and convenience and drug stores, which are supplied by wholesalers or directly through a Time Inc. subsidiary. Time Distribution Services Inc. is responsible for the national distribution and marketing of single copies of Time Inc. magazines and certain other publications. Warner Publisher Services Inc. is a major distributor of magazines and books sold through wholesalers in the United States and Canada.

Paper and Printing

      Lightweight-coated paper constitutes a significant component of physical costs in the production of magazines. During 2002, Time Inc. purchased over half a million tons of paper principally from four independent manufacturers. Time Inc. has been able to obtain an adequate supply of paper to fulfill its needs in the past, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry.

      Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in approximately 14 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

Direct Marketing

      Through subsidiaries and affiliates, Time Inc. conducts worldwide direct marketing businesses. Time Life Inc. is among the nation’s largest direct marketers of entertainment products such as music and videos. Its products are sold, as single products, products in series and product sets, by direct response, including television, the internet, telephone and mail order, through retail channels and catalogs, and in some markets by independent distributors. Music and video rights generally are acquired through outside sources and compiled or otherwise packaged into finished products. Time Life’s domestic direct response customer service, fulfillment and warehousing activities are conducted from facilities in Virginia and Indiana. Synapse is also a direct marketer of consumer products, including software and other merchandise.

      In 2000, Book-of-the-Month Club, Inc. (“BOMC”) formed a 50-50 joint venture with Bertelsmann AG’s Doubleday book clubs business to operate the U.S. book clubs of BOMC and Doubleday jointly. The joint venture, named Bookspan, acquires the rights to manufacture and sell books to consumers through clubs. Bookspan operates its own fulfillment and warehousing operations in Pennsylvania.

      Southern Living at Home, the direct selling division of Southern Progress Corporation, was launched in January 2001. This business specializes in home décor products which are sold through independent consultants at parties hosted in people’s homes in the United States.

Books

      Time Inc.’s trade book publishing operations are conducted primarily by the AOL Time Warner Book Group Inc. (formerly Time Warner Trade Publishing Inc.) through its three major publishing houses, Warner Books, Little, Brown and Company, and Time Warner Books UK. During 2002, the AOL Time Warner Book

Group placed 56 books on The New York Times best-seller lists, including The Lovely Bones by Alice Sebold, One Nation by the Editors of Life Magazine, Rich Dad, Poor Dad by Robert Kiyosaki, and new releases from many of its major recurring bestselling authors, such as James Patterson, Nicholas Sparks and David Baldacci.

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

Postal Rates

      Postal costs represent a significant operating expense for the Company’s magazine and direct marketing activities. Publishing operations strive to minimize postal expense through the use of certain cost-saving measures, including the utilization of contract carriers to transport books, magazines and other products to central postal centers. It has been the Company’s practice generally in selling books and other products by mail to include a separate charge for postage and handling, which is adjusted from time to time to partially offset any increased postage or handling costs.

Competition

      Time Inc.’s magazine operations compete for audience and advertising with numerous other publishers and retailers, as well as other media. These businesses compete for advertising directed at the general public and also advertising directed at more focused demographic groups.

      Time Inc.’s circulation efforts, as well as those of most other magazine publishers, have been adversely affected by developments in two principal distribution channels. The effectiveness of sweepstakes-based subscription efforts has declined significantly and consolidation among independent magazine wholesalers has resulted in decreased efficiencies for Time Inc. in retail magazine distribution. Time Inc.’s direct marketing operations compete with other direct marketers through all media for the consumer’s attention. In addition to the traditional media sources for product sales, the Internet has become a strong vehicle in the direct marketing business and for subscription sales.

REGULATION AND LEGISLATION

      The Company’s cable television system, cable and broadcast television network and original programming businesses are subject, in part, to regulation by the Federal Communications Commission (“FCC”), and the cable television system business is also subject to regulation by some state governments and substantially all local governments where the Company has cable systems. The Company’s magazine, book and other direct marketing activities are also subject to regulation. In addition, in connection with regulatory clearance of the AOL-Time Warner Merger, the Company’s cable system and Internet businesses are subject to compliance with the terms of the Consent Decree (the “Consent Decree”) issued by the Federal Trade Commission (“FTC”), the Order to Hold Separate issued by the FTC, the Memorandum Opinion and Order (“Order”) issued by the FCC, and the Decision issued by the European Commission and the undertakings thereunder. The Company is also subject to an FTC consent decree (the “Turner Consent Decree”) as a result of the FTC’s approval of Time Warner’s acquisition of Turner Broadcasting System, Inc. in 1996.

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

FTC Consent Decree

      On December 14, 2000, the FTC issued a consent decree in connection with the AOL Time Warner Merger. The consent decree provided that, with the exception of Road Runner, Time Warner Cable is not permitted to launch an affiliated ISP, like the AOL Broadband service, in its 20 largest divisions, until it launched the EarthLink service, an unaffiliated ISP, on those systems. The consent decree also provided that Time Warner Cable had to enter into agreements with two additional unaffiliated ISPs within 90 days after launching an affiliated ISP. In addition, the consent decree required that, in its remaining divisions, Time Warner Cable had to enter into agreements with three unaffiliated providers within 90 days after launching an affiliated ISP. Each of these agreements had to be approved by the FTC.

      Time Warner Cable has now entered into, and received FTC approval for, agreements with the required number of unaffiliated ISPs in all covered divisions. If any of the required agreements expires or is terminated during the term of the consent decree, Time Warner Cable will be required to replace it with another approved agreement. Although offering multiple ISPs was required by the terms of the consent decree, Time Warner Cable has entered into agreements with unaffiliated ISPs beyond the number required by the consent decree.

      The consent decree also requires that Time Warner Cable’s FTC-approved agreements contain a provision that requires Time Warner Cable to give notice to the unaffiliated ISPs whenever AOL Time Warner enters into an AOL For Broadband affiliation agreement with any one of six specified cable operators. In that event, the Company is required to give each unaffiliated ISP the option to adopt all terms and conditions of the relevant AOL For Broadband affiliation agreement. In addition, the consent decree requires that AOL Time Warner continue to offer and promote DSL service in areas served by Time Warner Cable to the same extent and on terms similar to the terms offered in areas not served by Time Warner Cable. America Online is also prohibited from entering into agreements with cable MSOs that restrict the ability of that MSO to enter into agreements with other ISPs or interactive television providers. The Company’s obligations under the consent decree expire on April 17, 2006.

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

      In addition, the FCC’s Order prohibits the Company from entering into any agreement with Comcast (formerly AT&T) that gives any ISP affiliated with the Company exclusive carriage rights on any former AT&T cable system for broadband ISP services or that affects Comcast’s ability to offer rates or other carriage terms to ISPs that are not affiliated with the Company.

European Commission Decision/Undertakings

      On October 11, 2000, the European Commission issued a Decision pursuant to which the Company entered into a series of agreements known as “undertakings.” These undertakings include a mechanism that was already in place pursuant to which Bertelsmann AG progressively exited from AOL Europe, SA and AOL Compuserve France SAS. As a result, during 2002 America Online purchased all of Bertelsmann’s interests in these ventures and those undertakings are no longer operative.

Turner FTC Consent Decree

      The Company is also subject to the terms of a consent decree (the “Turner Consent Decree”) entered in connection with the FTC’s approval of the acquisition of Turner Broadcasting System, Inc. (“TBS”) by Time Warner in 1996. Certain requirements imposed by the Turner Consent Decree, such as carriage commitments for Time Warner Cable for the rollout of at least one independent national news video programming service, have been fully satisfied by the Company. Various other conditions remain in effect, including certain restrictions which prohibit the Company from offering programming upon terms that (1) condition the availability of, or the carriage terms for, the HBO service upon whether a multichannel video programming distributor carries a video programming service affiliated with TBS; and (2) condition the availability of, or the carriage terms for, CNN, TBS Superstation and TNT upon whether a multichannel video programming distributor carries any video programming service affiliated with TWE. The Turner Consent Decree also imposes certain restrictions on the terms by which a Turner video programming service may be offered to an unaffiliated programming distributor that competes in areas served by Time Warner Cable.

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

      The Turner Consent Decree also requires that any AOL Time Warner stock held by Liberty Media Corporation (“Liberty Media”), its former corporate parent, Tele-Communications, Inc. (“TCI”), which was merged with AT&T in 1999, as well as by the late Bob Magness and John C. Malone as individuals, be non-voting except that such securities are entitled to a vote of one-one hundredth (1/100) of a vote per share owned when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of these non-voting securities. Upon the sale of these non-voting securities to any independent third party, the securities may be converted into voting stock of AOL Time Warner. The Turner Consent Decree also prohibits Liberty Media, TCI (now Comcast), the late Bob Magness and John C. Malone as individuals, from holding ownership interests, collectively, of more than 9.2% of the fully diluted equity of AOL Time Warner. In 2002, Liberty Media sought to eliminate these restrictions from the Turner Consent Decree; the petition was denied by the FTC without prejudice on July 17, 2002. The Turner Consent Decree will expire in February 2007.

Cable System Regulation

Communications Act and FCC Regulation

      The Communications Act and the regulations and policies of the FCC affect significant aspects of Time Warner Cable’s cable system operations, including subscriber rates; carriage of broadcast television stations, as well as the way Time Warner Cable sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; and use of utility poles and conduits.

      Subscriber Rates. The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there is no effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service, which generally includes local broadcast channels and public access or governmental channels required by the franchise. This kind of regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. In many localities, Time Warner Cable is no longer subject to this rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate or because the FCC has found that there is effective competition.

      Carriage of Broadcast Television Stations and Other Programming Regulation. The Communications Act and the FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry their stations, subject to some exceptions, or to negotiate with cable systems the terms by which the cable systems may carry their stations, commonly called “retransmission consent.” The most recent election by broadcasters was due on October 1, 2002 and became effective on January 1, 2003.

      The Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations except for commercial satellite-delivered independent “superstations,” commercial radio stations, and some low-power television stations.

      FCC regulations require Time Warner Cable to carry the signals of both commercial and non-commercial local digital-only broadcast stations and the digital signals of local broadcast stations that return their analog spectrum to the government and convert to a digital broadcast format. The FCC’s rules give digital-only broadcast stations discretion to elect whether the operator will carry the station’s signal in a digital or converted analog format, and the rules also permit broadcasters with both analog and digital signals to tie the carriage of their digital signals to the carriage of their analog signals as a retransmission consent condition. The FCC is continuing to consider further modifications to its digital broadcast signal carriage requirements.

      The Communications Act also permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming. Moreover, it requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC regulates various aspects of such third-party commercial use of channel capacity on our cable systems, including the rates and some terms and conditions of the commercial use.

      High Speed Internet Access. From time to time, industry groups, telephone companies, and ISPs have sought local, state and federal regulations that would require cable operators to sell capacity on their systems to ISPs under a common carrier regulatory scheme. Cable operators have successfully challenged regulations requiring this “forced access,” although courts that have considered these cases have employed varying legal rationales in rejecting these regulations.

      On March 15, 2002, the FCC released an order in which it determined that cable-modem service constitutes an “information service” rather than a “cable service” or a “telecommunications service,” as those terms are used in the Communications Act. According to the FCC, this conclusion may permit but does not require it to impose “multiple ISP” requirements. The FCC has begun a rulemaking proceeding to consider whether it may and should do so and whether local franchising authorities should be permitted to do so. Several ISPs have appealed the FCC’s order in federal court. If the ISPs prevail, cable operators may become subject to a requirement that they carry any ISP desiring carriage.

      In the wake of the FCC’s March 2002 order, Time Warner Cable, along with most other multiple system operators, stopped collecting and paying franchise fees on cable-modem revenues. However, the FCC has initiated a rulemaking to explore the consequences of its March 2002 order. In addition, several local franchising authorities have appealed the order in federal court, arguing that the FCC should have held that cable-modem service is a “cable service.” Some local franchising authorities have also claimed that cable operators’ failure to pay franchise fees on cable-modem services revenue constitutes a breach of their franchise agreement. To date, only a few local franchising authorities have filed lawsuits. Time Warner Cable is a defendant in one such lawsuit.

      Ownership Limitations. There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities. Local telephone companies generally may not acquire more than a small equity interest in an existing cable system in the telephone company’s service area. In addition, cable operators may not have more than a small interest in “multichannel multipoint distribution services” facilities or “satellite master antenna television” systems in their service areas. Finally, the FCC has been exploring whether it should prohibit cable operators from holding ownership interests in satellite operators.

      The Communications Act also required the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In September 1993, the FCC adopted a rule that was later amended to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide. The Communications Act also required the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. In September 1993, the FCC imposed a limit of 40% of a cable operator’s first 75 activated channels. In March 2001, a federal appeals court struck down both limits. The FCC is currently exploring whether it should re-impose any limits. The Company believes that it is unlikely that the FCC will adopt limits as stringent as those struck down.

      Pole Attachment Regulation. The Communications Act requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in some states in which Time Warner Cable operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC’s original rate formula governs the maximum rate utilities may charge for attachments to their poles and conduit by cable operators providing only cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Any increase in attachment rates resulting from the FCC’s new rate formula is being phased in (in equal annual installments) over a five-year period that began in February 2001. The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are being used to provide both cable service and high speed data service.

      Other Regulatory Requirements of the Communications Act and the FCC. The Communications Act also includes provisions regulating customer service, subscriber privacy, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements and the collection from cable operators of annual regulatory fees, which are calculated based on the number of subscribers served and the types of FCC licenses held.

      There are also some regulatory requirements applicable to set-top boxes. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. In 1996, Congress enacted a statute seeking to allow subscribers to use set-top boxes obtained from third-party retailers. The most important of the FCC’s implementing regulations requires cable operators to offer separate equipment providing only the conditional-access security function, so that subscribers can purchase boxes providing other functions from other sources and to cease placing into service new set-top boxes that have integrated conditional-access security. These regulations are scheduled to go into effect on January 1, 2005. Cable operators and consumer-electronics companies recently entered into a standard-setting agreement relating to interoperability between cable systems and reception equipment. Among other things, the agreement envisions consumer electronics devices with a slot for a conditional-access security card provided by the cable operator. The FCC has invited comment on whether it should issue regulations to implement that agreement. Meanwhile, industry groups are in the process of negotiating additional agreements.

      Compulsory Copyright Licenses for Carriage of Broadcast Stations, Music Performance Licenses. Time Warner Cable’s cable systems provide subscribers with, among other things, local and distant television broadcast stations. Time Warner Cable generally does not obtain a license to use this programming directly from program owners. Instead, it obtains this programming pursuant to a compulsory license provided by federal law, which requires it to make payments to a copyright pool. The elimination or substantial modification of the cable compulsory license could adversely affect Time Warner Cable’s ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to its subscribers.

      When Time Warner Cable obtains programming from third parties, it generally obtains licenses that include any necessary authorizations to transmit the music included in it. When Time Warner Cable creates its own programming and provides various other programming or related content, including local origination programming and advertising that it inserts into cable-programming networks, it is required to obtain any necessary music performance licenses directly from the rights holders. These rights are generally controlled by three music performance rights organizations, each with rights to the music of various artists. Time Warner Cable generally has obtained the necessary licenses, either through executed licenses or through procedures established by consent decrees entered into by some of the music performance rights organizations.

State and Local Regulation

      Cable operators operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by municipal or other local franchising authorities. In some states, there is cable regulation at the state level as well. The Company believes it generally has good relations with state and local cable regulators.

      Franchise agreements typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds. The terms and conditions of cable franchises vary from jurisdiction to jurisdiction. The Communications Act provides protections against many unreasonable terms. In particular, the Communications Act imposes a ceiling on franchise fees of five percent of revenues derived from cable service. Time Warner Cable generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

      Franchise agreements usually have a term of ten to 15 years from the date of grant, although some renewals may be for shorter terms. Franchises usually are terminable only if the cable operator fails to comply with material provisions. Time Warner Cable has not had a franchise terminated due to breach. After a franchise agreement expires, a franchising authority may seek to impose new and more onerous requirements, including requirements to upgrade facilities, to increase channel capacity and to provide various new services. Federal law, however, provides significant substantive and procedural protections for cable operators seeking renewal of their franchises. In addition, although Time Warner Cable occasionally reaches the expiration date of a franchise agreement without having a written renewal or extension, it generally has the right to continue to operate, either by agreement with the franchising authority or by law, while continuing to negotiate a renewal. In the past, substantially all of the material franchises relating to its systems have been renewed by the relevant local franchising authority, though sometimes only after significant time and effort. Despite its efforts and the protections of federal law, some Time Warner Cable franchises may not be renewed, and it may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process.

      Franchises usually require the consent of franchising authorities prior to the sale, assignment, transfer or change of control of a cable system. Federal law imposes various limitations on the conditions local authorities may impose and requires localities to act on such requests within 120 days.

Regulation of Telephony

      As of March 1, 2003, it was unclear whether and to what extent regulators will subject Voice over Internet Protocol (“VoIP”) service provided by cable operators to the same regulations that apply to regular telephone service provided by regular telephone companies. In particular, it is unclear whether and to what extent the “access charge” and “universal service” rules that apply to regular telephone service will also apply to VoIP service. Finally, it is possible that regulators will allow utility pole owners to charge cable operators offering VoIP service higher rates for pole rental than for traditional cable service and cable-modem service.

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

Marketing Regulation

      Time Inc.’s magazine and book marketing activities, as well as other marketing and billing activities by America Online and other divisions of the Company, are subject to regulation by the FTC and each of the state Attorneys General under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal rules and statutes, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy), the FTC Mail or Telephone Order Merchandise Rule and the FTC Telemarketing Sales Rule. The FTC’s Telemarketing Sales Rule has been amended to establish a nationwide telemarketing do-not-call list which is expected to go into effect later this year. In addition, certain of Time Inc.’s specific marketing methods are subject to agreements with state Attorneys General, such as the regulation of Time Inc.’s use of sweepstakes by a 48-state Assurance of Voluntary Compliance agreed to in 2000. America Online is also subject to a 1998 FTC Consent Decree and a 43-state Assurance of Voluntary Compliance with state Attorneys General, both of which address America Online’s marketing and billing activities.

DESCRIPTION OF AGREEMENT WITH LIBERTY MEDIA CORPORATION

      The following description summarizes certain provisions of the Company’s agreement with Liberty Media and certain of its subsidiaries (collectively, “LMC”) that was entered into in connection with the merger of Turner Broadcasting System, Inc. in 1996 (the “TBS Transaction”) and the Turner Consent Decree. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Second Amended and Restated LMC Agreement dated as of September 22, 1995 among Time Warner Inc., Time Warner Companies, Inc. and LMC (the “LMC Agreement”).

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

      LMC exchanged its shares of Time Warner Common Stock for Series LMCN-V Common Stock in order to comply with the Turner Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of the Company other than securities that have limited voting rights. In 2002, LMC sought to eliminate these restrictions from the Turner Consent Decree; the petition was denied by the FTC without prejudice on July 17, 2002. See “Regulation and Legislation — Turner FTC Consent Decree,” above. Each share of Series LMCN-V Common Stock is convertible into one share of AOL Time Warner Common Stock at any time when such conversion would no longer violate the Turner Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party.

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

DESCRIPTION OF CERTAIN PROVISIONS OF THE

TWE PARTNERSHIP AGREEMENT

      In August 2002, the Company, AT&T and Comcast, which in November 2002 acquired AT&T’s broadband business, including AT&T’s interest in TWE, entered into an agreement with respect to the TWE Restructuring, which is expected to be completed on March 31, 2003. (See Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Investment in Time Warner Entertainment Company, L.P.” set forth at pages F-5 and F-6 herein). The TWE Partnership Agreement will be amended in connection with the TWE Restructuring (as amended, the “New TWE Partnership Agreement”). The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE both before and after the completion of the TWE Restructuring. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement as in effect immediately prior to the completion of the TWE Restructuring (hereinafter referred to as the “original TWE Partnership Agreement”) and the New TWE Partnership, as applicable.

Management and Operations of TWE

      Partners. Under the original TWE Partnership Agreement, the limited partnership interests in TWE are held by the Class A Partners, consisting of two Comcast Trusts and two wholly owned subsidiaries of the Company. The general partnership interests in TWE are held by the Class B Partners, consisting of wholly owned subsidiaries of the Company (the “AOLTW General Partners”).

      Following the TWE Restructuring, the partnership interests in TWE will be recapitalized with one of the Comcast Trusts holding a partnership interest representing a 4.7% residual equity interest in TWE, with a subsidiary of the Company holding a partnership interest consisting of a $2.4 billion preferred component and a 1% residual equity interest in TWE and with TWC Inc. holding a partnership interest representing a 94.3% residual equity interest in TWE.

      Upon the completion of the TWE Restructuring, TWC Inc. will be the general partner of TWE and a subsidiary of AOL Time Warner and one of the Comcast Trusts will be the limited partners of TWE. The designations “Class A Partner” and “Class B Partner” will no longer apply.

      Board of Representatives. Under the original TWE Partnership Agreement, the business and affairs of TWE are managed under the direction of a board of representatives (the “Board of Representatives” or the “Board”). Both AOL Time Warner and the Comcast Trusts are entitled to appoint representatives to the Board. The AOL Time Warner representatives control all Board decisions except for certain limited, significant matters affecting TWE as a whole, which matters also require the approval of the Comcast Trusts’ representatives. The managing general partners, both of which are wholly owned subsidiaries of AOL Time Warner, may take any action without the approval or consent of the Board if such action otherwise may be authorized by the AOL Time Warner representatives without the approval of the Comcast Trusts’ representatives.

      Following the completion of the TWE Restructuring, TWC Inc., as the general partner of TWE, will have the exclusive authority to manage the business and affairs of TWE, subject to certain protections over extraordinary actions afforded the Comcast Trust under the New TWE Partnership Agreement. These protections consist of consent rights over the dissolution or liquidation of TWE and the transfer of control of TWE to a third party, in each case, prior to the second anniversary of the closing of the TWE Restructuring, and the right to approve of certain amendments to the New TWE Partnership Agreement.

      Day-to-Day Operations. TWE is, and will continue to be following the closing of the TWE Restructuring, managed on a day-to-day basis by the officers of TWE.

Certain Covenants

      Covenant Not to Compete. Under the original TWE Partnership Agreement, AOL Time Warner and its controlled affiliates are prohibited from competing or owning an interest in the principal lines of business of TWE — cable television systems, pay cable programming networks and filmed entertainment, subject to certain exceptions (which include TBS and its businesses). The New TWE Partnership Agreement does not contain such prohibitions.

      Transactions with Affiliates. Under the original TWE Partnership Agreement, subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm’s-length basis. The New TWE Partnership Agreement will require that transactions between TWC Inc., as the managing partner and TWE be conducted on an arm’s-length basis, with management, corporate or similar services being provided by TWC Inc. on a no mark-up basis with fair allocations of administrative costs and general overhead.

Registration Rights and Other Exit Rights

      Registration Rights under TWE Partnership Agreement. Both AOL Time Warner and the Comcast Trusts have registration rights under the original TWE Partnership Agreement. The parties have agreed not to exercise any of their registration rights pending the closing of the TWE Restructuring. Following the closing of the TWE Restructuring, the New TWE Partnership Agreement will not provide for registration rights in respect to their interests in TWE.

      Sale and Appraisal Rights of Trust. Under a partnership interest sale agreement (the “Partnership Interest Sale Agreement”) to be entered in connection with the closing of the TWE Restructuring, at any time following the second anniversary of the closing of the TWE Restructuring, the Comcast Trust has the right to require TWC Inc. to purchase all or a portion of the Comcast Trust’s limited partnership interest in TWE at an appraised fair market value, subject to a right of first refusal in favor of AOL Time Warner. The fair market value of the interest will be determined separately by two investment banks, one appointed by the Comcast Trust and one appointed by TWC Inc. If the higher of the two valuations presented by the investment banks is within 110% of the lower valuation, then the fair market value of the offered partnership interest will be the average of the two valuations. If the higher valuation is not within 110% of the lower valuation, a third investment bank selected by the other two investment banks, or, if they are unable to agree on a third investment bank, an investment bank selected by the American Arbitration Association will choose one of the two valuations to be the fair market value of the offered partnership interest, and that determination will be final and binding.

      Following the second anniversary of the closing of the TWE Restructuring, the Comcast Trust also has the right, at any time, to sell all or a portion of its interest in TWE to a third party in a bona fide transaction, subject to a right of first refusal, first, in favor of AOL Time Warner and, second, in favor of TWC Inc. If TWC Inc. and AOL Time Warner do not collectively elect to purchase all of the Comcasts Trust’s offered partnership interest, the Comcast Trust may proceed with the sale of the offered partnership interest to that third party on terms no more favorable than those offered to TWC Inc. and AOL Time Warner, if that third party agrees to be bound by the same terms and conditions applicable to the Comcast Trust as a limited partner in TWE and under the Partnership Interest Sale Agreement.

      The purchase price payable by TWC Inc. or AOL Time Warner as consideration for the Comcasts Trust’s partnership interest may be cash; common stock, if the common stock of the purchaser is then publicly traded, or a combination of both. Any AOL Time Warner or TWC Inc. common stock issued to purchase the Comcast Trust’s partnership interests will be valued based on the average of the volume-weighted trading price of the common stock for a period of time prior to issuance and will be entitled to registration rights.

      Redemption of Preferred Component. The preferred component of AOL Time Warner’s partnership interest must be redeemed by TWE following the 20th anniversary of the closing of the TWE Restructuring.

Certain Put Rights of the Class A Partners

      The put rights held by the TWE Class A Partners under the original TWE Partnership Agreement that are triggered upon a change of control of AOL Time Warner will terminate upon the closing of the TWE Restructuring.

Restrictions on Transfer

      The original TWE Partnership Agreement prevents the general partners and limited partners of TWE from transferring their partnership interests, subject to a variety of exceptions.

      Following the TWE Restructuring, the New TWE Partnership Agreement will provide that TWC Inc. and AOL Time Warner may generally transfer their partnership interests in TWE at any time, except that TWC Inc. may not transfer control of TWE prior to the third anniversary of the closing of the TWE Restructuring.

      The New TWE Partnership Agreement will provide that the Comcast Trust may not transfer its partnership interest in TWE at any time prior to the second anniversary of the closing of the TWE Restructuring and, after that, the Comcast Trust may only transfer its partnership interest pursuant to the Partnership Interest Sale Agreement, described above.

      Following the TWE Restructuring, no transfer of partnership interests may be made by any partner through securities markets, and no transfer may be made by any partner if the transfer causes TWE to have more than 100 partners or would result in, or have a material risk of, TWE being treated as a corporation for federal income tax purposes.

DESCRIPTION OF CERTAIN PROVISIONS OF THE

TWE-A/N PARTNERSHIP AGREEMENT

      The following description summarizes certain provisions of the TWE-A/N Partnership Agreement relating to the ongoing operations of TWE-A/N. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/N Partnership Agreement.

Partners of TWE-A/N

      As of March 1, 2003, the general partnership interests in TWE-A/N are held by TWE, Paragon Communications, an indirect wholly owned subsidiary of AOL Time Warner (“Paragon” and, together with TWE, the “AOLTW Partners”), and Advance/Newhouse Partnership, a wholly owned subsidiary of Advance Publications Inc. and Newhouse Broadcasting Corporation (“A/N”). The AOLTW Partners also hold preferred partnership interests. As part of the TWE Restructuring, expected to be completed on March 31, 2003, the interests held by Paragon will be transferred to TWC Inc.

Recent Restructuring of TWE-A/N

      The TWE-A/N cable television joint venture was formed by TWE and Advance/Newhouse in December, 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving 2.1 million subscribers as of December 31, 2002 located primarily in Florida (the “A/N Systems”), were transferred to a subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the Company and TWE retain the economic interests and associated liabilities in the remaining TWE-A/N cable systems. Also, in connection with the restructuring, AOL Time Warner effectively acquired A/N’s interest in Road Runner. All of the systems owned by TWE-A/N and the A/N Subsidiary continue to support multiple ISPs, including AOL for Broadband, Road Runner and EarthLink. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with the Company’s. For additional information, see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Restructuring of the TWE-A/N and Road Runner Partnerships” set forth at pages F-6 and F-7 herein, and Note 4, “Cable-Related Transactions and Investments — Restructuring of the TWE-A/N and Road Runner Partnerships,” to the Company’s consolidated financial statements set forth at pages F-85 to F-87 herein.

Management and Operations of TWE-A/N

      Management Powers and Services Agreement. Subject to the requirement to act by unanimous consent with respect to some actions as described below, TWE is the managing partner, with exclusive management rights of TWE-A/N, other than with respect to the A/N Systems. As managing partner, TWE manages TWE-A/N, other than the A/N Systems, on a day-to-day basis. Also, subject to the requirement to act by unanimous consent with respect to some actions as described below, A/N has authority for the supervision of the day-to-day operations of the A/N Subsidiary and the A/N systems. TWE entered into a services agreement with A/N and the A/N Subsidiary under which TWE agreed to exercise various management functions, including oversight of programming and certain engineering-related services. TWE and A/N also agreed to periodically discuss cooperation with respect to new product development.

      Actions Requiring Unanimous Consent. Some actions cannot be taken by TWE-A/N, TWE or A/N without the unanimous consent of the AOLTW Partners and A/N or the unanimous consent of an executive committee consisting of members designated by the AOLTW Partners and A/N. These actions include, among other things:

•	any merger, consolidation or disposition of all or substantially all of the assets of TWE-A/N (excluding the A/N Subsidiary) or the A/N Subsidiary;

•	any liquidation or dissolution of TWE-A/N or the A/N Subsidiary;

•	specified incurrences of debt by TWE-A/N or by the A/N Subsidiary; and

•	admission of a new partner or other issuances of equity interests in TWE-A/N or the A/N Subsidiary.

Restrictions on Transfer

      AOLTW Partners. Any AOLTW Partner is generally permitted to directly or indirectly dispose of its entire partnership interest at any time so long as the transferee is a wholly owned affiliate of TWE (in the case of transfers by TWE) or TWE, the Company or a wholly owned affiliate of TWE or the Company (in the case of transfers by Paragon). In addition, the partnership interests of TWE-A/N held by Paragon may be transferred directly or indirectly to any permitted transferee of partnership interests of TWE-A/N held by TWE so long as the Company controls such transferee and continues to own, directly or indirectly, at least (a) 43.75% of the residual equity capital of TWE, if such disposition occurs prior to the date on which TWE’s Class A Partners have received cash distributions of $500 million per $1 billion of investment, or (b) 35% of the residual equity capital of TWE if such disposition occurs after such date (the “AOLTW Minimum Interest”). The AOLTW Partners are also allowed to transfer their partnership interests in TWE-A/N pursuant to certain types of restructurings or liquidations of TWE. The Company and its subsidiaries, including TWE, are generally allowed to issue equity interests so long as the Company continues to own, directly or indirectly, at least the AOLTW Minimum Interest.

      A/N Partner. A/N is generally permitted to directly or indirectly dispose of its entire partnership interest at any time so long as the transfer is to certain members of the Newhouse family or certain affiliates of A/N. A/N is also allowed to transfer its partnership interest pursuant to certain restructurings of A/N.

Restructuring Rights of the Partners

      TWE and A/N each have the right to cause TWE-A/N to be restructured at any time. Upon a restructuring, TWE-A/N would be required to distribute the A/N Subsidiary with all of the A/N Systems to A/N in complete redemption of A/N’s interests in TWE-A/N, and A/N would be required to assume all liabilities of the A/N Subsidiary and the A/N Systems. Following such a restructuring, TWE’s obligations to provide management services would terminate. As of the date of this annual report, neither TWE nor A/N has delivered notice of the intent to cause a restructuring of TWE-A/N.

Rights of First Offer

      TWE’s Regular Right of First Offer. Subject to exceptions, A/N and its affiliates are obligated to grant TWE a right of first offer with respect to any sale of assets of the A/N systems.

      TWE’s Special Right of First Offer. Within a specified time period following the first, seventh, thirteenth and nineteenth anniversaries of the deaths of two specified members of the Newhouse family (those deaths have not yet occurred), A/N has the right to deliver notice to TWE stating that it wishes to transfer some or all of the assets of the A/N systems, thereby granting TWE the right of first offer to purchase the specified assets. Following delivery of this notice, an appraiser will determine the value of the assets proposed to be transferred. Once the value of the assets has been determined, A/N has the right to terminate its offer to sell the specified assets. If A/N does not terminate its offer, TWE will have the right to purchase the specified assets at a price equal to the value of the specified assets determined by the appraiser. If TWE does not exercise its right to purchase the specified assets, A/N has the right to sell the specified assets to an unrelated third party within 180 days on substantially the same terms as were available to TWE.

DESCRIPTION OF CERTAIN PROVISIONS OF AGREEMENTS

RELATED TO TWC INC.

      The following description summarizes certain provisions of agreements related to, and constituent documents of, TWC that will affect and govern the ongoing operations of TWC following the TWE Restructuring. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of such agreements and constituent documents.

Management and Operation of TWC

      Stockholders of TWC. In the TWE Restructuring, AOL Time Warner and its subsidiaries will receive shares of Class A common stock of TWC, which generally has one vote per share, and shares of Class B common stock of TWC, which generally has ten votes per share, which together will represent 89.3% of the voting power of TWC and 82.1% of the equity of TWC. A Comcast Trust will receive shares of Class A common stock of TWC representing the remaining 10.7% of the voting power and 17.9% of the equity of TWC. The Class B common stock will not be convertible into Class A common stock. The Class A common stock and the Class B common stock will vote together as a single class on all matters, except with respect to the election of directors and certain matters described below.

      Board of Directors of TWC. Following the TWE Restructuring, the Class A common stock will vote, as a separate class, with respect to the election of the Class A directors of TWC (the “Class A Directors”), and the Class B common stock will vote, as a separate class, with respect to the election of the Class B directors of TWC (the “Class B Directors”). Pursuant to the restated certificate of incorporation of TWC (the “Restated Certificate of Incorporation”) to be filed at the closing of the TWE Restructuring, the Class A Directors must represent not less than one-sixth and not more than one-fifth of the directors of TWC, and the Class B Directors must represent not less than four-fifths of the directors of TWC. Because of its share holdings, AOL Time Warner will be able to cause the election of all Class A Directors and Class B Directors, subject to certain restrictions on the identity of these directors discussed below.

      Following the TWE Restructuring but prior to any initial public offering of TWC, the Restated Certificate of Incorporation will require that there be at least two independent directors on the board of directors of TWC. In addition, a parent agreement (the “Parent Agreement”) among AOL Time Warner, TWC and Comcast will provide that, prior to the initial public offering of TWC, at least 50% of the independent directors be, at the time of their nomination, reasonably satisfactory to the Comcast Trust. To the extent possible, all such independent directors will be Class A Directors. For three years following the initial public offering of TWC, the Restated Certificate of Incorporation will require that at least 50% of the board of directors of TWC consist of independent directors.

      Protections of Minority Class A Common Stockholders. Following the TWE Restructuring, the approval of the holders of a majority of the voting power of the then outstanding shares of Class A common stock held by persons other than AOL Time Warner will be necessary in connection with:

•	any merger, consolidation or business combination of TWC in which the holders of Class A common stock do not receive per share consideration identical to that received by the holders of Class B common stock (other than with respect to voting power) or which would adversely affect the Class A common stock relative to the Class B common stock;

•	any change to the Restated Certificate of Incorporation that would have a material adverse effect on the rights of the holders of the Class A common stock in a manner different from the effect on the holders of the Class B common stock;

•	any change to the provisions of the Restated Certificate of Incorporation that would affect the right of the Class A common stock to vote as a class in connection with any merger as discussed above;

•	any change to the Restated Certificate of Incorporation that would alter the number of independent directors required on the TWC board of directors; and

•	through and until the fifth anniversary of the completion of any initial public offering of TWC, any change to provisions of TWC’s by-laws concerning restrictions on transactions between TWC and AOL Time Warner and its affiliates.

Matters Affecting the Relationship between AOL Time Warner and TWC

      Indebtedness Approval Right. For so long as the indebtedness of TWC is attributable to AOL Time Warner, in AOL Time Warner’s reasonable judgment, TWC, its subsidiaries and entities that it manages will not, without the consent of AOL Time Warner, create, incur or guarantee any indebtedness, including preferred equity, or rental obligations if its ratio of indebtedness plus six times its annual rental expense to EBITDA plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1.

      Other AOL Time Warner Rights. Under the Parent Agreement, as long as AOL Time Warner has the right to elect more than a majority of the directors of TWC, TWC must obtain AOL Time Warner’s consent before it enters into any agreement that binds or purports to bind AOL Time Warner or its affiliates or that would subject TWC to significant penalties or restrictions as a result of any action or omission of AOL Time Warner; or adopts a stockholder rights plan, becomes subject to Section 203 of the Delaware General Corporation Law, adopts a “fair price” provision or takes any similar action.

      AOL Time Warner Standstill. Under the Parent Agreement, AOL Time Warner has agreed that for three years following the completion of any initial public offering of TWC, AOL Time Warner will not make or announce a tender offer or exchange offer for the Class A common stock of TWC without the approval of a majority of the independent directors of TWC; and for ten years following any initial public offering of TWC, AOL Time Warner will not enter into any business combination with TWC, including a short-form merger, without the approval of a majority of the independent directors of TWC.

      Transactions between AOL Time Warner and TWC. The by-laws of TWC will provide that AOL Time Warner may only enter into transactions with TWC and its subsidiaries, including TWE, that are on terms that, at the time of entering into such transaction, are substantially as favorable to TWC or its subsidiaries as they would be able to receive in a comparable arm’s-length transaction with a third party. Any such transaction involving reasonably anticipated payments or other consideration of $50 million or greater will also require the prior approval of a majority of the independent directors of TWC.

TWC Registration Rights Agreements

      TWC Registration Rights Agreement with Comcast Trust. At the closing of the TWE Restructuring, a Comcast Trust will enter into a registration rights agreement with TWC relating to its shares of Class A common stock, as well as any common stock of TWC that it or another Comcast Trust may receive in connection with any sale of a partnership interest in TWE under the Partnership Interest Sale Agreement (see “Description of Certain Provisions of the TWE Partnership Agreement — Registration Rights and Other Exit Rights,” above).

      Subject to several exceptions, including TWC’s right to defer a demand registration under some circumstances, the Comcast Trust may require that TWC register for public resale under the Securities Act of 1933 all shares of Class A common stock it requests be registered. The Comcast Trust may demand five registrations so long as the securities being registered in each registration statement are reasonably expected to produce aggregate proceeds of $250 million or more. TWC will not be obligated to effect more than one demand registration on behalf of the Comcast Trust in any 270-day period, nor will TWC be obligated to effect a demand registration on behalf of the Comcast Trust if it has received proceeds in excess of $250 million (or 10% of TWC’s market capitalization) from private placements of and hedging transactions relating to TWC’s common stock in the preceding 270-day period. Any registered hedging transaction or other monetization with respect to TWC common stock will be deemed to constitute a demand registration. In addition, the Comcast Trust will have “piggyback” registration rights subject to customary restrictions on any registration for TWC’s account or the account of another stockholder, and TWC and AOL Time Warner will be permitted to piggyback on the Comcast Trust’s demand registrations. Under the registration rights agreement, the Comcast Trust may not engage in any private placement or hedging transaction until the earlier of the first anniversary of the closing of the TWE Restructuring and the date upon which TWC shall have sold at least $2.1 billion worth of common stock.

      If any registration requested by the Comcast Trust or AOL Time Warner is in the form of a firm underwritten offering, and if the managing underwriter of the offering determines that the number of securities to be offered would jeopardize the success of the offering, the number of shares included in the offering shall be determined as follows:

•	first, securities to be offered for TWC’s account must be included until TWC has sold $2.1 billion worth of securities, whether through public offerings, private placements or hedging transactions;

•	second, securities to be offered for the account of the Comcast Trust must be included until it has sold $3.0 billion worth of securities; and

•	third, TWC and the Comcast Trust will have equal priority, and AOL Time Warner will have last priority until the earlier of (x) the fifth anniversary of the closing of the TWE Restructuring and (y) the date the Comcast Trust holds less than $250 million of TWC common stock. After that date, TWC, the Comcast Trust and AOL Time Warner will have equal priority.

      Registration Rights Agreement between TWC and AOL Time Warner. At the closing of the TWE Restructuring, AOL Time Warner and TWC will enter into a registration rights agreement relating to AOL Time Warner’s shares of TWC common stock. Subject to several exceptions, including TWC’s right to defer a demand registration under some circumstances, AOL Time Warner may, under that agreement, require that TWC register for public resale under the Securities Act of 1933 all shares of common stock that AOL Time Warner requests be registered. AOL Time Warner may demand an unlimited number of registrations. In addition, AOL Time Warner will be granted “piggyback” registration rights subject to customary restrictions, and TWC will be permitted to piggyback on AOL Time Warner’s registrations. Any registration statement filed under the agreement is subject to the cut-back priority discussed above. AOL Time Warner will not, until the fifth anniversary of the closing of the TWE Restructuring, dispose of its shares of TWC common stock other than in registered offerings.

      In connection with the registrations described above under both registration rights agreements, TWC will indemnify the selling stockholders and bear all fees, costs and expenses, except underwriting discounts and selling commissions.

CURRENCY RATES AND REGULATIONS

      AOL Time Warner’s foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. AOL Time Warner cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1, “Organization and Summary of Significant Accounting Policies — Foreign Currency Translation” and Note 15, “Derivative Instruments — Foreign Currency Risk Management” to the consolidated financial statements set forth at pages F-71, and F-114 and F-115, respectively, herein. For a discussion of revenues of international operations, see Note 16, “Segment Information” to the consolidated financial statements set forth on page F-121 herein.

EMPLOYEES

      At December 31, 2002, the businesses of AOL Time Warner employed a total of approximately 91,250 persons, including approximately 31,200 persons employed by TWE.

Item 2.	Properties

Corporate, America Online, TBS, Publishing and Music

      The following table sets forth certain information as of December 31, 2002 with respect to the Company’s principal properties (over 250,000 square feet in area) that are occupied for corporate offices or used primarily by America Online, TBS or the Company’s publishing and music divisions, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

		Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

New York, NY 75 Rockefeller Plaza Rockefeller Center	Executive and administrative offices (Corporate and Music)	560,000	Leased by the Company. Lease expires in 2014. Approximately 86,300 sq. ft. is sublet to outside tenants.
Dulles, VA 22000 AOL Way, Broderick Dr. Prentice Dr. Pacific Blvd.	Executive, administrative and business offices (AOL HQ Campus)	1,573,062	Owned and occupied by the Company.
Mt. View, CA Middlefield Rd. Ellis St. Whisman Rd.	Executive, administrative and business offices (AOL/Netscape Campus)	685,500	Leased by the Company. (Leases expire from 2002- 2014) Approximately 26,800 sq. ft. is sublet to outside tenants.
Columbus, OH Arlington Centre Blvd, Tuller Rd.	Executive, administrative and business offices (CompuServe Campus)	290,440	Owned and occupied by the Company.
Reston, VA Sunrise Valley	Reston Tech Center executive and administrative offices (AOL)	278,000	Owned and occupied by the Company.
New York, NY Time & Life Rockefeller Center	Business and editorial offices (Publishing)	1,553,463	Leased by the Company. Most leases expire in 2017. Approximately 111,570 sq. ft. is sublet to outside tenants. Bookspan subleases 74,594 sq. ft. effective 3/1/02.
Atlanta, GA One CNN Center	Executive and administrative offices, studios, retail and hotel (TBS)	1,570,000	Owned by the Company. Approximately 47,000 sq. ft. is sublet to outside tenants.
Atlanta, GA 1050 Techwood Dr.	Offices and studios (TBS)	774,000	Owned and occupied by the Company.
Lebanon, IN 121 N. Enterprise	Warehouse space (Publishing)	500,450	Leased by the Company. Lease expires in 2006.
Indianapolis, IN 4200 N. Industrial Street	Warehouse space (Publishing)	253,000	Leased by the Company. Lease expires in 2003, but automatically renews for a 6 year term unless cancelled by the Company.
Lebanon, IN Lebanon Business Park	Warehouse space (Publishing)	251,350	Leased by the Company. Lease expires in 2009.

		Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

Olyphant, PA East Lackawanna Ave.	Manufacturing, warehouses, distribution and office space (Music)	1,012,850	Owned and occupied by the Company.
Aurora, IL 948 Meridian Lake	Offices/warehouse (Music)	602,000	Owned and occupied by the Company.
Alsdorf, Germany Max-Planck Strasse 1-9	Manufacturing, distribution and office space (Music)	269,000	Owned and occupied by the Company.
Terre Haute, Indiana 4025 3rd Pkwy.	Manufacturing and office space (Music)	269,000	Leased by the Company. Lease expires in 2011.

Networks — HBO, Filmed Entertainment and Cable

      The following table sets forth certain information as of December 31, 2002 with respect to principal properties (over 250,000 square feet in area) owned or leased by the Company’s Networks — HBO, Filmed Entertainment and Cable businesses, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company’s subsidiaries and divisions:

Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

New York, NY 1100 and 1114 Ave. of the Americas	Business offices (HBO)	350,000 sq. ft. and 275,600 sq. ft.	Leased by TWE. Leases expire in 2018.

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

Item 3.     Legal Proceedings

Securities Matters

      As of March 25, 2003, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions.

Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of AOL Time Warner stock, that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Minnesota State Board of Investment has been designated lead plaintiff for the consolidated securities actions. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      As of March 25, 2003, eight shareholder derivative lawsuits are pending. Three were filed in New York State Supreme Court for the County of New York, one in the U. S. District Court for the Southern District of New York and four in the Court of Chancery of the State of Delaware for New Castle County. These suits name certain current and former directors and officers of the Company as defendants, as well as the Company as a nominal defendant. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of AOL Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of AOL Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. Those motions to dismiss were heard on February 11, 2003 and the decision is pending. In addition, these three lawsuits have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Actions. The lawsuit filed in the U.S. District Court for the Southern District of New York has been centralized for coordinated or consolidated pre-trial proceedings with the securities actions described above and the ERISA lawsuits described below under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The parties to the federal action have agreed that all proceedings in that matter should be stayed pending resolution of any motion to dismiss in the consolidated securities action described above. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      As of March 25, 2003 three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been, or will be, centralized for coordinated or consolidated pre-trial proceedings as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      On November 11, 2002, Staro Asset Management, LLC filed a putative class action complaint in the U.S. District Court for the Southern District of New York on behalf of all purchasers between October 11, 2001 and July 18, 2002, of Reliant 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029, for alleged violations of the federal securities laws. Plaintiff is a purchaser of subordinated notes, the price of which was purportedly tied to the market value of AOL Time Warner stock. Plaintiff alleges that the Company made misstatements and/or omissions of material fact that artificially inflated the value of AOL Time Warner stock and directly affected the price of the notes. Plaintiff seeks compensatory damages and/or rescission. The Company has not yet responded to this complaint. The Company intends to defend against this lawsuit vigorously. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). The plaintiffs alleged that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003 and the case was dismissed with prejudice. The Company is unable to predict if an appeal will be taken or the outcome of any such appeal.

Update on SEC and DOJ Investigations

      The Company has previously disclosed that the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) are conducting investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions involving the Company’s America Online unit that were entered into after July 1, 1999.

      In its quarterly report on Form 10-Q for the quarter ended June 30, 2002 (filed August 14, 2002, the “June 2002 Form 10-Q”), the Company disclosed that it had recently discovered information that provided a basis to reexamine the accounting for three transactions totaling $49 million in advertising revenue at the Company’s America Online unit. Each of those transactions was a multi-element transaction. A multi-element transaction is one in which, at the same time or within a relatively short period of time, a third party agreed to purchase advertising from America Online and America Online agreed to purchase goods or services from the third party, make an equity investment in the third party, settle a pre-existing dispute with the third party, or exchange other consideration with the third party.

      The information discovered in August 2002 did not call into question whether the advertisements purchased by the third party had in fact been run by America Online, nor did the information call into question whether America Online had in fact received payment associated with the advertisements that were run. Rather, in each case, the information discovered in August 2002 was specific evidence related to the negotiating history of the transaction that called into question whether each element of the multi-element transaction was supported as a separate exchange of fair value. In accounting for such multi-element transactions, it is the policy of the Company (consistent with generally accepted accounting principles) to recognize revenue in the full amount of advertising purchased by the third party only to the extent that both elements of the transaction (both the advertising purchase and the other element) are supportable as a separate exchange of fair value.

      After discovering such information, the Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online unit (“CFO review”). As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. At that time, the Company announced that it did not then anticipate that its CFO review would lead to any further restatement by the Company but disclosed that it could not predict the outcome of the separate SEC and DOJ investigations. Since that announcement in October 2002, there have been a number of developments relevant to these matters:

      First, on January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2001, its quarterly report on Form 10-Q for the quarter ended March 31, 2002 and June 2002 Form 10-Q that included restated financial statements reflecting the adjustments announced on October 23, 2002.

      Second, the Company has continued its CFO review of advertising transactions at the Company’s America Online unit. Based on that review, the Company has not, to date, determined to make any further restatement.

      Third, as part of the Company’s ongoing discussions with the SEC, the staff of the SEC recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously-established put price to Bertelsmann either in cash or in Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in a value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

      Prior to the end of March 2001, the Company and Bertelsmann began negotiations regarding Bertelsmann’s desire to be paid for some or all of its interests in AOL Europe in cash, rather than in Company stock. During the negotiations throughout 2001, the Company sought to persuade Bertelsmann that a contractual amendment guaranteeing Bertelsmann cash for its interests in AOL Europe had significant value to Bertelsmann (in an estimated range of approximately $400-800 million), and that in exchange for agreeing to such an amendment, the Company wanted Bertelsmann to extend and/or expand its relationship with the Company as a significant purchaser of advertising. Because, for business reasons, the Company intended to settle in cash, the Company viewed it as essentially costless to forego the option to settle with Bertelsmann in stock. By agreeing to settle in cash, the Company also made it more likely that Bertelsmann would exercise its put rights, which were $1.5 billion less expensive than the Company’s call option.

      In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as these advertisements were run (almost entirely at the America Online unit) during the period from the first quarter of 2001 through the fourth quarter of 2002. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. (The remaining approximately $3.6 million is expected to be recognized by the Company during 2003.) These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

      Although the advertisements purchased by Bertelsmann in these transactions were in fact run, the SEC staff has expressed to the Company its preliminary view that at least some portion of the revenue recognized by the Company for that advertising should have been treated as a reduction in the purchase price paid by the Company to Bertelsmann rather than as advertising revenue. The Company subsequently provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why, to date, both the Company and its auditors continue to believe that these transactions have been accounted for correctly. The Company is engaged in ongoing discussions with the SEC staff on this matter.

      The SEC staff has also informed the Company that it is continuing to investigate a range of other transactions principally involving the America Online unit. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary.

Other Matters

      On January 22, 2002, Netscape Communications Corporation (“Netscape”), a wholly-owned subsidiary of America Online, sued Microsoft Corporation (“Microsoft”) in the U. S. District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations. Among other things, the complaint alleges that Microsoft’s actions to maintain its monopoly in the market for Intel-compatible PC operating systems worldwide injured Netscape, consumers and competition in violation of Section 2 of the Sherman Act and continues to do so. The complaint also alleges that Microsoft’s actions constitute illegal monopolization and attempted monopolization of a worldwide market for Web browsers and that Microsoft has engaged in illegal practices by tying its Web browser, Internet Explorer, to Microsoft’s operating system in various ways. The complaint seeks damages for the injuries inflicted upon Netscape, including treble damages and attorneys’ fees, as well as injunctive relief to remedy the anti-competitive behavior alleged. On June 17, 2002, the Judicial Panel on Multi-District Litigation transferred the case to the District Court for the District of Maryland for all pretrial proceedings. Due to the preliminary status of the matter, it is not possible for the Company at this time to provide a view on its probable outcome or to provide a reasonable estimate as to the amount that might be recovered through this action.

      On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against America Online and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. These cases were removed to federal court. The New Jersey and Ohio cases have been transferred to the District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action has been remanded to California state court.

      On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against AOL Time Warner, America Online and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. This complaint was served on January 8, 2003. The Company is unable to predict the outcome of these cases, but intends to defend against these lawsuits vigorously.

      On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On

February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. On March 29, 2002, the Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award. On April 18, 2002, TWE filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals, which was denied on September 16, 2002. The Georgia Supreme Court subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE filed on December 23, 2002. The petition is pending.

      On April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U. S. District Court for the Central District of California. Plaintiffs have named as defendants the Company, TWE, WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U. S. District Court for the Southern District of New York. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit.

      An arbitration proceeding brought against America Online, Homestore.com, Inc. v. America Online, Inc. in the District of Columbia, concerning an April 2000 distribution agreement between America Online and Homestore, was settled on January 9, 2003 on terms that are not material to the Company’s financial statements or results of operations.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

      Pursuant to General Instruction G(3), the information regarding the Company’s executive officers required by Item 401(b) of Regulation S–K is hereby included in Part I of this report.

      The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 20, 2003, of such officer.

Name	Age	Office

Stephen M. Case	44	Chairman of the Board
Richard D. Parsons	54	Chief Executive Officer
R.E. Turner	64	Vice Chairman
Kenneth J. Novack	61	Vice Chairman
Jeffrey L. Bewkes	50	Chairman, Entertainment & Networks Group
Don Logan	59	Chairman, Media & Communications Group
Paul T. Cappuccio	41	Executive Vice President, General Counsel and Secretary
Adolf DiBiasio	61	Executive Vice President, Strategy and Investments
Patricia Fili-Krushel	49	Executive Vice President, Administration
Robert M. Kimmitt	55	Executive Vice President, Global & Strategic Policy
Michael Lynton	43	Executive Vice President and President, AOL Time Warner International
Olaf Olafsson	40	Executive Vice President
Wayne H. Pace	56	Executive Vice President and Chief Financial Officer

      Set forth below are the principal positions held by each of the executive officers named above:

Mr. Case	Chairman of the Board since the consummation of the Merger. Mr. Case has announced that he will step down as Chairman of the Board of the Company in May 2003. A co-founder of America Online, Mr. Case had been Chairman of the Board of Directors of America Online since October 1995, CEO of America Online since April 1993, and held various other executive positions with America Online prior to that.

Mr. Parsons	Chief Executive Officer since May 2002 and will become Chairman of the Board in May 2003. Prior to May 2002, Mr. Parsons served as Co- Chief Operating Officer from the consummation of the Merger and was President of Time Warner from February 1995. He previously served as Chairman and Chief Executive Officer of The Dime Savings Bank of New York, FSB from January 1991.

Mr. Turner	Vice Chairman since the consummation of the Merger. Prior to the Merger, he was Vice Chairman of Time Warner since the consummation of the merger of Turner Broadcasting System, Inc. (“TBS”) and Time Warner in October 1996. Prior to that, he served as Chairman of the Board and President of TBS from 1970.

Mr. Novack	Vice Chairman since the consummation of the Merger; prior to that, he served as Vice Chairman of America Online from May 1998 and as a director since January 2000. Mr. Novack served as

Of Counsel to the Boston-based law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC after his retirement as a member of that firm in August 1998 through March 2001. Mr. Novack had been President and CEO of the firm from 1991 to 1994.

Mr. Bewkes	Chairman, Entertainment & Networks Group since July 2002; prior to that, Mr. Bewkes served as Chief Executive Officer of the Home Box Office division of the Company from May 1995 and President and Chief Operating Officer for the preceding five years.

Mr. Logan	Chairman, Media & Communications Group since July 2002; prior to that, Mr. Logan served as Chairman and Chief Executive Officer of Time Inc., the Company’s publishing subsidiary, from August 1994, and as its President and Chief Operating Officer from June 1992. Prior to that, he held various executive positions with Southern Progress Corporation, which was acquired by Time Inc. in 1985.

Mr. Cappuccio	Executive Vice President, General Counsel and Secretary since the consummation of the Merger; prior to that, he served as Senior Vice President and General Counsel of America Online from August 1999. Before joining America Online, from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was also an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Mr. DiBiasio	Executive Vice President of Strategy and Investments since May 2001; prior to joining the Company, Mr. DiBiasio was a Senior Director at McKinsey & Company, management consultants, for more than 30 years.

Ms. Fili-Krushel	Executive Vice President of Administration since July 2001; prior to that, she was Chief Executive Officer of WebMD Health division of WebMD Corporation, an Internet portal providing health information and service for the consumer, from April 2000 to July 2001 and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

Mr. Kimmitt	Executive Vice President of Global & Strategic Policy since July 2001; prior to that, he was President and Vice Chairman of Commerce One, Inc., an electronic commerce company, from March 2000 to June 2001, having served as Vice Chairman and Chief Operating Officer from February 2000. Previously, Mr. Kimmitt was a partner in the Washington, D.C.-based law firm of Wilmer, Cutler & Pickering from 1997 to 2000. He had previously been managing director at Lehman Brothers, an international financial services firm, from 1993 to 1997. Mr. Kimmitt also served as the U.S. Ambassador to Germany from 1991 to 1993.

Mr. Lynton	Executive Vice President and President, AOL Time Warner International since May 2002. Prior to that, Mr. Lynton served as President, AOL International, at America Online. Prior to joining America Online in 1999, Mr. Lynton was Chairman and Chief Executive Officer of the Penguin Group of Pearson plc, an interna-

tional media company, beginning in September 1996. Prior to his tenure at Pearson, Mr. Lynton held various executive positions at the Walt Disney Company, beginning in 1987.

Mr. Olafsson	Executive Vice President since March 20, 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel to be published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and prior to that, Mr. Olafsson served as President of Advanta Corp., a financial services company, from March of 1998 until November 1999.

Mr. Pace	Executive Vice President and Chief Financial Officer since November 2001; prior to that, he was Vice Chairman, Chief Financial and Administrative Officer of TBS from March 2001, having held other executive positions, including Chief Financial Officer at TBS since July 1993. Prior to joining TBS, Mr. Pace was an audit partner with Price Waterhouse, now PricewaterhouseCoopers, an international accounting firm.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters.

      The principal market for the Company’s Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2002, see “Quarterly Financial Information” at pages F-134 and F-135 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of March 20, 2003 was approximately 67,000.

      The Company has not paid any dividends since its formation.

      There is no established public trading market for the Company’s Series LMCN-V Common Stock, which as of March 20, 2003 was held of record by nine holders.

Item 6.     Selected Financial Data.

      The selected financial information of the Company for the five years ended December 31, 2002 is set forth at pages F-132 through F-133 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The information set forth under the caption “Management’s Discussion and Analysis” at pages F-2 through F-59 herein is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      The information set forth under the caption “Market Risk Management” at pages F-43 and F-44 herein is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data.

      The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages F-59 through F-129, F-136 through F-143 and F-131 herein are incorporated herein by reference.

      Quarterly Financial Information set forth at pages F-134 and F-135 herein is incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Items 10, 11, 12 and 13.	Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions.

      Information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

Item 14.     Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statements Schedules, and Reports On Form 8–K

      (a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F-1 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

      (3) Exhibits:

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.28 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

      (b) Reports on Form 8-K.

      The Company filed the following reports on Form 8-K during the quarter ended December 31, 2002 and in 2003 through March 21, 2003:

	Item #	Description	Date

(i)	5, 9	Reporting that audited financial statements for 2000 and 2001 could not be relied upon due to announcement of restatement (Item 5) and furnishing information related to the impact of the restatement to be completed (Item 9).	October 23, 2002

(ii)	5	Reporting the closing of the Time Warner Entertainment — Advance/Newhouse Partnership restructuring.	December 31, 2002

(iii)	5	Reporting that Stephen M. Case will step down as Chairman of the Company at the Annual Meeting of Stockholders to be held in May 2003 but will continue to serve as a director of the Company.	January 14, 2003

(iv)	5	Reporting that the positions of Chairman of the Board and Chief Executive Officer would be combined and that the Board elected Richard Parsons to the post effective at the Annual Meeting of Stockholders to be held in May 2003.	January 16, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AOL TIME WARNER INC.

By:	/s/ WAYNE H. PACE

Name: Wayne H. Pace
Title: Executive Vice President and
Chief Financial Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN M. CASE (Stephen M. Case)	Chairman of the Board	March 28, 2003

/s/ RICHARD D. PARSONS (Richard D. Parsons)	Director and Chief Executive Officer (principal executive officer)	March 28, 2003

/s/ WAYNE H. PACE (Wayne H. Pace)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 28, 2003

/s/ JAMES W. BARGE (James W. Barge)	Sr. Vice President and Controller (principal accounting officer)	March 28, 2003

/s/ DANIEL F. AKERSON (Daniel F. Akerson)	Director	March 28, 2003

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	March 28, 2003

/s/ STEPHEN F. BOLLENBACH (Stephen F. Bollenbach)	Director	March 28, 2003

Signature	Title	Date

/s/ FRANK J. CAUFIELD (Frank J. Caufield)	Director	March 28, 2003

/s/ MILES R. GILBURNE (Miles R. Gilburne)	Director	March 28, 2003

/s/ CARLA A. HILLS (Carla A. Hills)	Director	March 28, 2003

/s/ REUBEN MARK (Reuben Mark)	Director	March 28, 2003

/s/ MICHAEL A. MILES (Michael A. Miles)	Director	March 28, 2003

/s/ KENNETH J. NOVACK (Kenneth J. Novack)	Director	March 28, 2003

(Franklin D. Raines)	Director	March , 2003

(R.E. Turner)	Director	March , 2003

/s/ FRANCIS T. VINCENT, JR. (Francis T. Vincent, Jr.)	Director	March 28, 2003

CERTIFICATIONS

I, Richard D. Parsons, certify that:

      1. I have reviewed this annual report on Form 10-K of AOL Time Warner Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD D. PARSONS

Name: Richard D. Parsons
Title: Chief Executive Officer

Date: March 28, 2003

I, Wayne H. Pace, certify that:

      1. I have reviewed this annual report on Form 10-K of AOL Time Warner Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ WAYNE H. PACE

Name: Wayne H. Pace
Title: Chief Financial Officer

Date: March 28, 2003

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of AOL Time Warner Inc.’s (“AOL Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of AOL Time Warner’s businesses, as well as recent developments that have either occurred during 2002 or early 2003 that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations. In addition, this section also includes a description of the status of the investigations being conducted by the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) into the financial reporting and disclosure practices of the Company.

•	Results of operations. This section provides an analysis of the Company’s results of operations for all three years presented in the accompanying consolidated statement of operations. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2002. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of investments.

•	Critical accounting policies. This section discusses those accounting policies that both are considered important to the Company’s financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of the Company’s significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

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

      AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

Use of EBITDA

      AOL Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, amortization of intangible assets and impairment write-downs related to goodwill and intangible assets (“EBITDA”). AOL Time Warner considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of AOL Time Warner includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with accounting principles generally accepted in the U.S. In addition, EBITDA should not be used as a substitute for the Company’s various cash flow measures (e.g., operating cash flow and free cash flow), which are discussed in detail under “Financial Condition and Liquidity.”

Recent Developments

Update on SEC and DOJ Investigations

      The Company has previously disclosed that the SEC and the DOJ are conducting investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions involving the Company’s America Online unit that were entered into after July 1, 1999.

      In its quarterly report on Form 10-Q for the quarter ended June 30, 2002 (filed August 14, 2002, the “June 2002 Form 10-Q”), the Company disclosed that it had recently discovered information that provided a basis to reexamine the accounting for three transactions totaling $49 million in advertising revenue at the Company’s America Online unit. Each of those transactions was a multi-element transaction. A multi-element transaction is one in which, at the same time or within a relatively short period of time, a third party agreed to purchase advertising from America Online and America Online agreed to purchase goods or services from the third party, make an equity investment in the third party, settle a pre-existing dispute with the third party, or exchange other consideration with the third party.

      The information discovered in August 2002 did not call into question whether the advertisements purchased by the third party had in fact been run by America Online, nor did the information call into question whether America Online had in fact received payment associated with the advertisements that were run. Rather, in each case, the information discovered in August 2002 was specific evidence related to the negotiating history of the transaction that called into question whether each element of the multi-element transaction was supported as a separate exchange of fair value. In accounting for such multi-element transactions, it is the policy of the Company (consistent with generally accepted accounting principles) to recognize revenue in the full amount of advertising purchased by the third party only to the extent that both elements of the transaction (both the advertising purchase and the other element) are supportable as a separate exchange of fair value.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      After discovering such information, the Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online unit (“CFO review”). As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. At that time, the Company announced that it did not then anticipate that its CFO review would lead to any further restatement by the Company but disclosed that it could not predict the outcome of the separate SEC and DOJ investigations. Since that announcement in October 2002, there have been a number of developments relevant to these matters:

      First, on January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2001, its quarterly report on Form 10-Q for the quarter ended, March 31, 2002 and June 2002 Form 10-Q that included restated financial statements reflecting the adjustments announced on October 23, 2002.

      Second, the Company has continued its CFO review of advertising transactions at the Company’s America Online unit. Based on that review, the Company has not, to date, determined to make any further restatement.

      Third, as part of the Company’s ongoing discussions with the SEC, the staff of the SEC recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously-established put price to Bertelsmann either in cash or in Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in a value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

      Prior to the end of March 2001, the Company and Bertelsmann began negotiations regarding Bertelsmann’s desire to be paid for some or all of its interests in AOL Europe in cash, rather than in Company stock. During the negotiations throughout 2001, the Company sought to persuade Bertelsmann that a contractual amendment guaranteeing Bertelsmann cash for its interests in AOL Europe had significant value to Bertelsmann (in an estimated range of approximately $400-800 million), and that in exchange for agreeing to such an amendment, the Company wanted Bertelsmann to extend and/or expand its relationship with the Company as a significant purchaser of advertising. Because, for business reasons, the Company intended to settle in cash, the Company viewed it as essentially costless to forego the option to settle with Bertelsmann in stock. By agreeing to settle in cash, the Company also made it more likely that Bertelsmann would exercise its put rights, which were $1.5 billion less expensive than the Company’s call option.

      In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as these advertisements were run (almost entirely at the America Online unit) during the period from the first quarter of 2001 through the fourth quarter of 2002. Advertising revenues

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. (The remaining approximately $3.6 million is expected to be recognized by the Company during 2003.) These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

      Although the advertisements purchased by Bertelsmann in these transactions were in fact run, the SEC staff has expressed to the Company its preliminary view that at least some portion of the revenue recognized by the Company for that advertising should have been treated as a reduction in the purchase price paid by the Company to Bertelsmann rather than as advertising revenue. The Company subsequently provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why, to date, both the Company and its auditors continue to believe that these transactions have been accounted for correctly. The Company is engaged in ongoing discussions with the SEC staff on this matter.

      The SEC staff has also informed the Company that it is continuing to investigate a range of other transactions principally involving the America Online unit. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary.

Investment in Time Warner Entertainment Company, L.P.

      A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). Prior to the change in ownership relating to the exercise of an option held by AT&T Corp. (“AT&T”) which is discussed below, AOL Time Warner owned general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by subsidiaries of AT&T.

      During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A Capital and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. In accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary”, AOL Time Warner has reflected the pretax impact of the dilution of its interest in TWE of approximately $690 million as an adjustment to paid-in capital (Note 6). In addition, AT&T’s interest in TWE was acquired by Comcast Corp. (“Comcast”) upon consummation of the merger of Comcast and AT&T’s broadband businesses in November 2002.

      In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. The restructuring is expected to be completed on March 31, 2003. The TWE restructuring will result in the following: (i) AOL Time Warner will acquire complete ownership of TWE’s content assets (including Warner Bros. and Home Box Office, which will become separate, wholly owned subsidiaries of the Company); (ii) all of AOL Time Warner’s directly-owned cable television system interests will be contributed to a separate company which will become a majority-owned subsidiary of AOL Time Warner and will be renamed Time Warner Cable Inc. (“TWC Inc.”); (iii) TWE will become a subsidiary of TWC Inc. and will continue to own the cable television system interests it previously owned; (iv) Comcast will receive $2.1 billion in cash,

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

which the Company anticipates will be funded through a new credit facility at TWC Inc. that has not yet been established, and AOL Time Warner equity securities valued at $1.5 billion; (v) a Comcast Trust will also retain a 21% economic interest in the Company’s cable business, through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest; and (vi) AOL Time Warner will retain an overall 79% economic interest in the cable business, through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component.

      Based upon its 89.3% controlling voting interest in TWC Inc., AOL Time Warner will consolidate the results of TWC Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that TWC Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity, including the $2.4 billion preferred interest held by AOL Time Warner. Subject to market and other conditions, AOL Time Warner expects to complete an initial public offering of TWC Inc. common stock during 2003. It is anticipated that the first $2.1 billion of net proceeds raised in any such offering would be used to pay off TWC Inc. debt incurred to fund the $2.1 billion cash payment to Comcast. Thereafter, Comcast will have certain priority registration rights with respect to its stake in TWC Inc. (Note 6).

Restructuring of the TWE-Advance/Newhouse and Road Runner Partnerships

      Prior to August 1, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. The financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, prior to August 1, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse.

      On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002 (the “Debt Closing Date”), resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility, which is independent of and not guaranteed by AOL Time Warner, to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, AOL Time Warner and TWE have deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities. The restructuring was completed on December 31, 2002.

      As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s attributable interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

rights in Road Runner, AOL Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

      In connection with the TWE-A/N restructuring, AOL Time Warner recognized a non-cash pretax gain of approximately $1.4 billion, which is offset by approximately $1.2 billion of minority interest expense, and recorded in discontinued operations in the accompanying consolidated statement of operations. The gain was calculated as the difference between the fair value received in the restructuring (e.g., the Company’s increased economic interest in the TWE-A/N cable systems remaining under the management of the Company) and the carrying value surrendered (e.g., the carrying value of the Company’s interest in the Advance/Newhouse Systems). In order to determine fair value, in addition to internal analysis, the Company obtained an appraisal from an independent valuation firm. Of this gain, approximately $1.2 billion related to AT&T’s interest in the Advance/Newhouse Systems, which is held through its interest in TWE, a consolidated subsidiary of the Company. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations. However, because this gain relates to AT&T’s interest in TWE-A/N, it is offset by an equal amount of minority interest expense, which is similarly included as part of discontinued operations. The remaining pretax gain of $188 million relates to AOL Time Warner’s interest in TWE-A/N. The $188 million pretax gain primarily relates to Advance/Newhouse’s payment to AOL Time Warner to effectively compensate AOL Time Warner for certain adverse tax consequences incurred as a result of the restructuring. The payment was in the form of Advance/Newhouse assuming more than their pro rata share of TWE-A/N’s outstanding debt in the restructuring. The $188 million pretax gain related to AOL Time Warner’s interest in TWE-A/N is significantly less than the approximate $1.2 billion gain related to AT&T’s interest in TWE-A/N because the carrying value of AOL Time Warner’s interest in TWE-A/N, including its interest in the Advance/Newhouse Systems, was recently adjusted to fair value as part of the purchase accounting for the Merger. Exclusive of the gains associated with these transactions, the impact of the TWE-A/N restructuring on AOL Time Warner’s consolidated net income is substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s historical one-third interest was reflected as minority interest expense. As stated previously, this historical minority interest expense is currently classified as part of the discontinued operations for all periods presented.

Sale of Columbia House

      In June 2002, AOL Time Warner and Sony Corporation of America each sold 85% of their respective 50% interest in the Columbia House Company Partnerships (“Columbia House”) to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. The sale resulted in the Company recognizing a pretax gain of approximately $59 million, which is included in other expense, net, in the accompanying consolidated statement of operations. In addition, the Company has deferred an approximate $28 million gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As a result of the sale, the Company’s interest in Columbia House has been reduced to 7.5%. As part of the transaction, AOL Time Warner will continue to license music and video product to Columbia House for a five-year period (Note 7).

$10 Billion Revolving Credit Facilities

      In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were scheduled to expire

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term (Note 9).

Debt Reduction Plan

      In January 2003, the Company announced its intention to reduce its overall level of indebtedness in 2003. Specifically, it is the Company’s intention to reduce debt below a 2.75 times ratio of total consolidated net debt to annual EBITDA by the end of 2003. In addition, the Company announced that it intends to reduce total consolidated net debt to approximately $20 billion by the end of 2004. The Company anticipates that the reduction in debt will be achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-core assets. As part of this initiative, in January 2003, the Company sold its investment in Hughes Electronics Corp. (“Hughes”) for cash proceeds of $783 million and recognized a gain of approximately $50 million.

Pension Funding Liability

      During the fourth quarter of 2002, the Company recorded a liability for the unfunded accumulated benefit obligation relating to its defined benefit pension plans of approximately $260 million. This liability represents the excess of the accumulated benefit obligation under the Company’s qualified defined benefit pension plans over the fair value of the plans’ assets. In accordance with generally accepted accounting principles, this liability was established by a charge to shareholders’ equity, resulting in no effect to the accompanying consolidated statement of operations. In early 2003, the Company made cash contributions to plan assets of approximately $257 million, which increased plan assets to a level that approximated the accumulated benefit obligation and resulted in a funded status of approximately 83% relative to the projected benefit obligation (Note 14).

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

Significant Transactions

      AOL Time Warner’s results for 2002 have been impacted by the following significant transactions that cause them not to be comparable to the results reported in 2001.

•	Consolidation of AOL Europe, S.A. (“AOL Europe”). On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann AG’s (“Bertelsmann”) 49.5% interest in AOL Europe for $5.3 billion in cash and on July 1, 2002 acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash (Note 5). As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority controlling interest in and began consolidating AOL Europe, retroactive to the beginning of 2002. In connection with amendments to this transaction, the Company entered into an agreement with Bertelsmann to expand its advertising relationship (Note 17).

•	Consolidation of IPC Group Limited (“IPC”). In October 2001, AOL Time Warner’s Publishing segment acquired IPC, the parent company of IPC Media, from Cinven, a European private equity firm, for approximately $1.6 billion. The Company began consolidating the results of IPC on October 1, 2001.

•	Consolidation of Road Runner. In August 2002, AOL Time Warner’s Cable segment acquired Advance/Newhouse’s 17% indirect attributable ownership interest in Road Runner, increasing the Company’s fully attributed ownership to approximately 82%. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, AOL Time Warner has consolidated the

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

Discontinued Operations

      As previously discussed in “Restructuring of the TWE-Advance/Newhouse and Road Runner Partnerships,” the Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as discontinued operations for all periods presented herein. For 2002, for the six months ended June 30, 2002 (e.g., the most recent reported period prior to the deconsolidation), the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the year ended December 31, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. The deconsolidation of the Advance/Newhouse Systems did not impact the results in 2000 because the Company’s ownership interests in these systems were acquired in the Merger. As of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed on the Debt Closing Date.

New Accounting Principles

      In addition to the transactions previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance in several areas, which are discussed below.

New Accounting Standard for Goodwill and Other Intangible Assets

      During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its initial impairment review and recorded a $54.235 billion non-cash pretax charge for the impairment of goodwill, substantially all of which was generated in the Merger. The charge reflects overall market declines since the Merger was announced in January 2000, is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 1).

      During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and other intangible assets and recorded an additional non-cash charge of $45.538 billion, which is recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. The $45.538 billion includes charges to reduce the carrying value of goodwill at the AOL segment ($33.489 billion), Cable segment ($10.550 billion) and Music segment ($646 million), as well as a charge to reduce the carrying value of brands and trademarks at the Music segment ($853 million).

      The $33.489 billion charge at the AOL segment reflects the AOL segment’s lower than expected performance, including the continued decline in the online advertising market. The $10.550 billion charge at the Cable segment reflects current market conditions in the cable television industry, as evidenced by the

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

decline in the stock prices of comparable cable television companies. The $1.499 billion charge at the Music segment reflects declining valuations in the music industry, primarily due to the negative effects of piracy.

      The impairment charges are non-cash in nature and do not affect the Company’s liquidity or result in the non-compliance with respect to any debt covenants, including the covenant to maintain at least $50 billion of GAAP net worth contained in the Company’s 2002 Credit Agreements.

Reimbursement of “Out-of-Pocket” Expenses

      In January 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. EITF 01-14 was effective for AOL Time Warner in the first quarter of 2002 and required retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts AOL Time Warner’s Cable and Music segments. As a result of applying the guidance of EITF 01-14, the Company’s revenues and costs presented herein were retroactively increased by an equal amount of $388 million in 2001 with no impact in 2000.

Emerging Issues Task Force Issue No. 01-09

      In April 2001, the EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002 and requires retroactive restatement of all periods presented to reflect the new accounting provisions. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses being reflected as a reduction of revenues. This change in revenue classification impacts AOL Time Warner’s AOL, Music and Publishing segments. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs presented herein were retroactively reduced by an equal amount of $195 million in 2001 and $10 million in 2000.

Adjustments to Intercompany Revenue

      The Company has adjusted consolidated revenues contained herein to properly reflect certain international DVD manufacturing transactions between the Music segment and the Filmed Entertainment segment that were previously and inadvertently classified as third-party transactions. These transactions were identified as a result of the Company’s internal control procedures and have been properly eliminated from consolidated revenues. As a result of the adjustments, the Company’s 2002 consolidated content and other revenues and total consolidated revenues were revised downward by $104 million from amounts previously reported in the Company’s Earnings Release on January 29, 2003. Similarly, the Company’s 2001 consolidated content and other revenues and total consolidated revenues were revised downward by $58 million from amounts previously reported in the Company’s 2001 Form 10-K/A filed on January 28, 2003. These reductions in consolidated revenues were immaterial and completely offset by a corresponding elimination of intercompany cost of revenue. As such, the adjustments did not impact the Company’s operating income, net income or cash flows.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Significant Transactions and Other Items Affecting Comparability

      As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of AOL Time Warner’s operating results has been affected by certain significant transactions and other items in each period.

      For the year ended December 31, 2002, these items included (i) merger and restructuring costs of $335 million (Note 3), (ii) a non-cash charge of $45.538 billion to reduce the carrying value of goodwill and other intangible assets (Note 2), (iii) non-cash pretax charges of $2.214 billion, which is comprised of $2.227 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $13 million of gains to reflect market fluctuations in equity derivative instruments. Included in the $2.227 billion charge relating to other-than-temporary declines in value are non-cash pretax charges to reduce the carrying value of AOL Time Warner’s investments in Time Warner Telecom Inc. (“Time Warner Telecom”) by $796 million, Hughes by $505 million, Gateway, Inc. (“Gateway”) by $140 million, America Online Latin America (“AOL Latin America”) by $131 million and certain unconsolidated cable television system joint ventures by $420 million (Note 7), (iv) pretax gains on the sale of investments of $124 million, including a $59 million gain on the sale of a portion of the Company’s interest in Columbia House and a $31 million gain on the redemption of a portion of the Company’s interest in TiVo Inc. (“TiVo”) (Note 7) and (v) a $6 million gain on the sale of consolidated cable television systems at TWE. The gain on the sale of consolidated cable television systems is reflected in the EBITDA of the Company’s Cable segment, however, there is no impact on the Company’s consolidated net income because the entire gain has been allocated to Comcast, a minority partner in TWE (Note 7).

      For the year ended December 31, 2001, these items included (i) merger and restructuring costs of $250 million (Note 3) and (ii) non-cash pretax charges of $2.532 billion, including $2.483 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $49 million to reflect market fluctuations in equity derivative instruments. Included in the $2.483 billion charge relating to other-than-temporary declines in value are non-cash pretax charges of approximately $1.2 billion to reduce the carrying value of AOL Time Warner’s investment in Time Warner Telecom and $270 million to reduce the carrying value of AOL Time Warner’s investment in Hughes (Note 7).

      For the year ended December 31, 2000, these items included (i) merger and restructuring costs of $10 million (Note 3), (ii) non-cash pretax charges of $535 million, including $465 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $70 million to reflect market fluctuations in equity derivative instruments (Note 7) and (iii) pretax gains of $275 million from the sale or exchange of certain investments (Note 7).

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      The impact of the significant transactions and other items affecting comparability, which are discussed above, on the operating results for the three years ended December 31, 2002 is as follows:

	Year Ended December 31,

	2002	2001	2000

	(millions)
Merger and restructuring costs	$(335)	$(250)	$(10)
Loss on writedown of goodwill and other intangible assets	(45,538)	—	—
Loss on writedown of investments	(2,214)	(2,532)	(535)
Gain on sale of Columbia House	59	—	—
Gain on redemption of TiVo	31	—	—
Other investment-related gains	34	—	275

Pretax impact	$(47,963)	$(2,782)	$(270)
Income tax impact	1,311	1,112	107

After-tax impact	$(46,652)	$(1,670)	$(163)

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

2002 vs. 2001

      Revenue, EBITDA and operating income (loss) by business segment are as follows:

	Year Ended December 31,

					Operating
	Revenues		EBITDA(a)		Income (Loss)

	2002	2001(b)(c)	2002	2001(c)	2002(d)	2001(c)

	(millions)
AOL	$9,094	$8,615	$1,798	$2,914	$(32,476)	$2,351
Cable(e)	7,035	6,028	2,766	2,628	(8,997)	(748)
Filmed Entertainment	10,040	8,759	1,232	1,017	962	450
Networks	7,655	7,050	2,032	1,797	1,839	(328)
Music	4,205	4,036	482	419	(1,313)	(498)
Publishing	5,422	4,689	1,155	909	881	(96)
Corporate	—	—	(352)	(294)	(380)	(677)
Merger and restructuring costs	—	—	(335)	(250)	(335)	(250)
Intersegment elimination	(2,490)	(2,011)	(56)	(86)	(56)	(86)

Total	$40,961	$37,166	$8,722	$9,054	$(39,875)	$118

(a)	EBITDA represents operating income (loss) before depreciation expense of $2.327 billion in 2002 and $1.750 billion in 2001, amortization expense of $732 million in 2002 and $7.186 billion in 2001 and impairment write-downs related to goodwill and other intangible assets of $45.538 billion in 2002.
(b)	Revenues reflect the provisions of EITF 01-09 and EITF 01-14 that were adopted by the Company in 2002, which require retroactive restatement of 2001 results to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and EITF 01-14 was to increase revenues and costs by equal amounts of $193 million for 2001. The net increase (decrease) in revenues and costs by business segment is as follows: AOL $(29) million, Cable $236 million, Music $107 million and Publishing $(121) million.
(c)	The results for 2001 do not reflect the results of significant transactions in 2002, including the consolidation of AOL Europe, IPC and Road Runner, or the adoption of FAS 142 on January 1, 2002.
(d)	During 2002, the Company recognized a $45.538 billion non-cash charge relating to the impairment of goodwill and other intangible assets, relating to the AOL segment ($33.489 billion), Cable segment ($10.550 billion) and Music segment ($1.499 billion), which is recorded as a component of operating income. See Note 1.
(e)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002, for the six months ended June 30, 2002 (e.g., the most recent reported period prior to the deconsolidation), the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. In addition, the Cable segment’s EBITDA for 2002 includes a $6 million gain on the sale of consolidated cable television systems that is attributable to Comcast’s minority interests.

Consolidated Results

      Revenues. AOL Time Warner’s revenues increased to $40.961 billion in 2002, compared to $37.166 billion in 2001. The overall increase in revenues was driven by an increase in Subscription revenues of 21% to $18.959 billion and an increase in Content and Other revenues of 8% to $14.322 billion, offset in part by a decrease in Advertising and Commerce revenues of 7% to $7.680 billion.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      The decline in Advertising and Commerce revenues was principally due to lower advertising revenues (from $6.869 billion in 2001 to $6.299 billion in 2002), principally related to the AOL segment, due to continued weakness in online advertising sales and the decline in the current benefit from prior period contract sales, both of which are expected to continue into 2003. Excluding the AOL segment, advertising revenues increased 7% primarily related to growth at the Networks and Publishing segments, including the impact of the acquisition of IPC. Commerce revenues ($1.381 billion in 2002 and $1.391 billion in 2001) were essentially flat.

      Intersegment Revenues. AOL Time Warner’s intersegment revenues increased to $2.490 billion in 2002 compared to $2.011 billion in 2001. The increase in intersegment revenues was principally due to increases in network services provided by the AOL segment to the Cable segment, DVD manufacturing provided by the Music segment to the Filmed Entertainment segment and film product sold by the Filmed Entertainment segment to the Networks segment. In addition, intersegment Advertising and Commerce revenues increased to $533 million in 2002 from $474 million in 2001. Since intersegment revenues are eliminated in consolidation, they do not impact the Company’s consolidated results.

      Corporate. AOL Time Warner’s corporate EBITDA loss increased to $352 million in 2002 from $294 million in 2001. The increase in EBITDA loss was principally due to legal and other professional fees related to the SEC and DOJ investigations into the financial reporting and disclosure practices of the Company, which are expected to continue into 2003, as well as certain project termination and pension-related costs.

      Merger and Restructuring Costs. Merger and restructuring costs were $335 million in 2002 compared to $250 million in 2001. The merger and restructuring costs in 2002 related to various employee and contractual terminations, including $131 million for lease obligations of the AOL segment for network modems that will no longer be used because network providers are upgrading their networks to newer technology, $100 million related to work force reductions and $104 million for lease termination payments and other facility costs. The merger and restructuring costs of $250 million in 2001 related to $153 million of employee termination benefits, primarily at the AOL segment, and $97 million of other exit costs, including contractual terminations for various leases and contractual commitments for terminated products (e.g., the termination of the iPlanet alliance with Sun Microsystems Inc.) (Note 3).

      EBITDA. AOL Time Warner’s EBITDA decreased to $8.722 billion in 2002 from $9.054 billion in 2001. The decrease was principally due to a decrease in EBITDA at the AOL segment, an increase in corporate expenses and an increase in merger and restructuring costs, offset in part by an increase in EBITDA at the Company’s other business segments, which is discussed in detail under “Business Segment Results.”

      Depreciation Expense. Depreciation expense increased to $2.327 billion in 2002 from $1.750 billion in 2001 principally due to increases at the Cable segment ($1.206 billion in 2002 compared to $893 million in 2001) and the AOL segment ($624 million in 2002 compared to $422 million in 2001). The increase in depreciation expense at the Cable segment reflects higher levels of capital spending related to the roll-out of digital services over the past three years resulting in increased capital spending on customer premises equipment which is depreciated over a shorter useful life. Depreciation at the AOL segment increased primarily due to an increase in network assets acquired, as well as a decrease in the useful life of certain network assets.

      Amortization Expense. Amortization expense decreased to $732 million in 2002 from $7.186 billion in 2001. The amortization expense in 2001 primarily reflected amortization of goodwill and other intangible assets recorded in the Merger. The decrease in amortization expense in 2002 was due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized, offset in part by the impact of additional amortization expense from the acquisitions of AOL Europe in January 2002 and IPC in October 2001.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      Operating Income (Loss). AOL Time Warner’s operating loss was $39.875 billion in 2002 compared to operating income of $118 million in 2001. The operating loss in 2002 is primarily related to a non-cash charge of $45.538 billion to reduce the carrying value of goodwill and other intangible assets. Excluding this charge, the improvement in operating income related to a decrease in amortization expense due to the adoption of FAS 142, offset in part by a decrease in business segment EBITDA, which is discussed in detail under “Business Segment Results,” and an increase in depreciation expense.

      Interest Expense, Net. Interest expense, net, increased to $1.783 billion in 2002, from $1.353 billion in 2001, due principally to additional interest expense related to incremental borrowings to purchase AOL Europe and IPC, offset in part by lower market interest rates in 2002.

      Other Expense, Net. Other expense, net, decreased to $2.498 billion in 2002 from $3.567 billion in 2001, including the impact of certain significant transactions and other items affecting comparability in both periods.

      In 2002, other expense, net includes pretax non-cash charges of $2.227 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in value. This was offset in part by $13 million of pretax gains related to market fluctuations on equity derivative instruments and $124 million of pretax gains relating to the sale of unconsolidated investments, including a $59 million gain on the sale of a portion of the Company’s interest in Columbia House and a $31 million gain on the redemption of a portion of the Company’s interest in TiVo. The $2.227 billion of investment impairment charges primarily related to AOL Time Warner’s investments in Time Warner Telecom, Hughes, Gateway, AOL Latin America and certain unconsolidated cable television system joint ventures.

      In 2001, AOL Time Warner recorded non-cash pretax charges of $2.483 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in value, as well as $49 million of pretax losses related to market fluctuations on equity derivative instruments.

      In addition to the impact of the significant transactions and other items affecting comparability, other expense, net, benefited from a reduction of losses from equity method investees, primarily related to reduced amortization expense associated with the adoption of FAS 142, offset in part by the absence of prior year net pretax investment-related gains, including gains related to the exchange of various unconsolidated cable television systems at TWE (attributable to the minority owners of TWE).

      Depending upon general market conditions and the performance of individual investments in the Company’s portfolio, the Company may be required in the future to record additional non-cash charges to reduce the carrying value of individual investments to their fair value for other-than-temporary declines. Any such charges would be unrelated to the Company’s core operations and would be recorded in other expense, net (Note 7). Excluding equity method investees, as of December 31, 2002, the fair value and carrying value of the Company’s portfolio were $2.230 billion and $2.028 billion, respectively. Included in these amounts was the Company’s investment in Hughes, which had a carrying value of $733 million and a fair value of $857 million as of December 31, 2002. The Company sold its investment in Hughes in January 2003 for cash proceeds of $783 million and recognized a gain of approximately $50 million.

      Minority Interest Income (Expense). AOL Time Warner had $278 million of minority interest expense in 2002, compared to $46 million of minority interest income in 2001. Minority interest expense in 2002 primarily reflects the adoption of FAS 142, which resulted in a reduction of amortization expense at the Company’s partially owned consolidated investees, thereby resulting in an increase in the minority interest expense, as more income is attributable to minority partners. Minority interest expense also increased in 2002 as a result of accretion on the preferred securities of AOL Europe. These increases in minority interest expense were partially offset by a reduction in 2002 of an allocation of pretax gains related to the exchange of various cable television systems in 2001 at TWE (attributable to the minority owners of TWE).

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      Income Tax Provision. AOL Time Warner had income tax expense of $140 million in 2002, compared to $139 million in 2001. The Company’s pretax loss was $44.434 billion in 2002 compared to $4.756 billion in 2001. Applying the 35% U.S. Federal statutory rate to pretax income would result in an income tax benefit of $15.552 billion in 2002 and $1.665 billion in 2001. However, the Company’s income tax expense differs from these amounts as a result of several factors, including non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates and state and local income taxes. The most significant non-temporary difference in 2002 relates to approximately $44.7 billion of non-deductible losses on the writedown of goodwill and in 2001 relates to approximately $5.3 billion of non-deductible amortization of goodwill (Note 10).

      As of December 31, 2002, the Company had net operating loss carryforwards of approximately $10.0 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income and are, therefore, expected to reduce Federal income taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2011 through 2021.

      Net Loss and Net Loss Per Common Share. AOL Time Warner had a net loss of $98.696 billion in 2002 compared to a net loss of $4.934 billion in 2001. Basic and diluted net loss per common share was $22.15 in 2002 compared to basic and diluted net loss per common share of $1.11 in 2001.

      Net loss includes a $54.235 billion charge relating to a cumulative effect of an accounting change in 2002 (Note 2) and income (loss) relating to discontinued operations of $113 million in 2002 and $(39) million in 2001 (Note 4). Excluding these items, the Company’s net loss from continuing operations before the cumulative effect of an accounting change was $44.574 billion in 2002 compared to $4.895 billion in 2001. The net loss from continuing operations before the cumulative effect of an accounting change in 2002 includes a $45.538 billion pretax charge relating to the writedown of goodwill and other intangible assets, pretax charges of $2.214 billion relating to the writedown of investments, pretax charges of $335 million relating to merger and restructuring costs, and pretax gains of $124 million relating to the sale of investments. The net loss from continuing operations before the cumulative effect of an accounting change in 2001 includes pretax charges of $2.532 billion relating to the writedown of investments and pretax charges of $250 million relating to merger and restructuring costs. The impact of the aforementioned items was a net loss of $46.652 billion in 2002 and $1.670 billion in 2001. In addition to the impact of these items, the 2002 results benefited from reduced amortization associated with the adoption of FAS 142 and a decrease in other expense, net, offset in part by an overall decline in AOL Time Warner’s EBITDA and increased depreciation expense.

Business Segment Results

      AOL. Revenues increased 6% to $9.094 billion in 2002, compared to $8.615 billion in 2001. EBITDA decreased 38% to $1.798 billion in 2002, compared to $2.914 billion in 2001. Operating income decreased to an operating loss of $32.476 billion in 2002 compared to operating income of $2.351 billion in 2001.

      Revenues benefited from a 35% increase in Subscription revenues (from $5.353 billion to $7.216 billion), which was offset in part by a 38% decrease in Advertising and Commerce revenues (from $2.585 billion to $1.600 billion) and a 59% decrease in Content and Other revenues (from $677 million to $278 million).

      The growth in subscription revenues was primarily related to the acquisition of AOL Europe in 2002, as well as domestic growth. Domestically, subscription revenues increased 13% and was principally driven by membership growth and price increases. The number of AOL brand subscribers in the U.S. was approximately 26.5 million at December 31, 2002 compared to approximately 25.2 million at December 31, 2001 and 26.7 million at September 30, 2002. The decline in domestic AOL brand subscribers as compared to the quarter ended September 30, 2002 reflects a number of factors, including a maturing narrowband services subscriber universe, subscribers adopting broadband services, a reduction in direct marketing response rates,

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

an increase in subscriber terminations and cancellations, and the Company’s previously stated increased focus on improving the profitability of its narrowband membership base. The Company anticipates that the number of narrowband subscribers will likely continue to decline because of these factors. In addition, the movement toward broadband services could negatively impact future results of operations due to lower margins on basic broadband services. The average monthly subscription revenue per domestic subscriber (“ARPU”) for 2002 increased 3% to $18.31 as compared to $17.76 in 2001. The increase in domestic subscription ARPU is due primarily to the standard unlimited rate increase of $1.95 per month to $23.90 (effective beginning in July 2001), offset in part by new member acquisition programs and member service and retention programs that offer incentives in the form of discounts and free months to AOL’s members. Domestic subscription ARPU is also impacted by changes in the mix of narrowband and broadband product, the level of service provided (full connectivity versus Bring Your Own Access (“BYOA”)), and by changes in the terms of AOL’s relationships with its broadband cable and DSL partners.

      The majority of AOL’s domestic subscribers are on unlimited pricing plans. Additionally, AOL has entered into certain bundling programs with Original Equipment Manufacturers (“OEMs”) that generally do not result in subscription revenues during introductory periods, as well as the sale of bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of December 31, 2002, of the 26.5 million domestic AOL members, approximately 81% were on standard unlimited pricing plans (including 10% under various free trial, member service and retention programs), 13% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (weighted average monthly rate of approximately $11.03), and the remaining 6% were on OEM bundled plans. As of December 31, 2001, of the 25.2 million domestic AOL members, approximately 79% were on standard unlimited pricing plans (including 11% under various free trial, member service and retention programs), 15% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (weighted average monthly rate of approximately $11.00), and the remaining 6% were on OEM bundled plans.

      As previously discussed, AOL’s results reflect the consolidation of AOL Europe retroactive to the beginning of 2002. The number of AOL brand subscribers in Europe was 6.4 million at December 31, 2002 and the average monthly subscription revenue per European subscriber for 2002 was $14.88. This compares to AOL brand subscribers in Europe of 5.5 million at December 31, 2001 and average monthly subscription revenue per European subscriber for 2001 of $12.84. The average monthly subscription revenue per European subscriber in 2002 was impacted by price increases implemented in 2002 in various European countries offering the AOL service and the positive effect of changes in foreign currency exchange rates.

      The decline in Advertising and Commerce revenues in 2002 resulted from a 42% decline in advertising revenues (from $2.281 billion to $1.316 billion) and a 7% decrease in commerce revenues (from $304 million to $284 million). The decline in commerce revenues was primarily due to declines in the fourth quarter, which reflects the Company’s new policy of reducing the promotion of its commerce business (i.e., reducing pop-up advertisements) to improve the member experience. The declines are expected to continue throughout 2003.

      The decline in advertising revenues is principally due to a reduction in benefits from prior period contract sales and continued weakness in online advertising sales, both of which are expected to extend into 2003. The advertising revenue decline was slightly offset by contributions from AOL Europe. Domestic contractual commitments received in prior periods contributed advertising revenue of $876 million in the 2002 period compared to $1.547 billion in the comparable prior year period. Included in the amount of revenue from domestic contractual commitments received in prior periods was revenue recognized from the termination of contractual commitments, which declined to $15 million in the 2002 period compared to $129 million in the prior year period. The decline in advertising revenues also reflects a decrease in the intercompany sales of advertising to other business segments of AOL Time Warner in 2002 as compared to 2001 (from $222 million to $178 million). Of the $1.316 billion of advertising revenue in 2002, $460 million related to the five most

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

significant advertisers, including $284 million related to Bertelsmann A.G. (see “Overview — Recent Developments — Update on SEC and DOJ Investigations”). Similarly, of the $2.281 billion of advertising revenue in 2001, $492 million related to the five most significant advertisers, including $179 million related to Bertelsmann A.G. (see “Overview — Recent Developments — Update on SEC and DOJ Investigations”). Advertising revenue from the five most significant domestic advertisers is expected to decline in both absolute terms and as a percentage of total advertising revenue as large advertising contracts expire and are replaced with smaller advertising arrangements.

      During 2002, domestic advertising commitments for future periods declined to $514 million as of December 31, 2002 from $1.450 billion as of December 31, 2001. This compares to advertising commitments of $2.598 billion as of December 31, 2000. During 2002, in addition to the $876 million of prior period commitments recognized in revenue, remaining commitments were reduced by $292 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Similarly, during 2001, in addition to the $1.547 billion of prior period commitments recognized in revenue, remaining commitments were reduced by $459 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Included in the $514 million of advertising commitments for future periods as of December 31, 2002 is $217 million for the five largest commitments. Similarly, included in the $1.450 billion of advertising commitments for future periods as of December 31, 2001 is $590 million for the five largest commitments.

      The Company expects to complete performance on nearly two-thirds of its existing domestic advertising commitments by the end of 2003. Further declines in future consideration to be received, and revenue that would otherwise be recognized, could occur from additional terminations or restructurings of such commitments. As services under certain large longer term contracts signed in previous periods are completed, the Company expects to enter into fewer long term contracts, reducing its reliance on long-term arrangements, including arrangements which involve significant non-advertising components. The Company expects that the level of advertising commitments for future periods will decline as traditional advertiser arrangements typically involve shorter terms. The Company is uncertain whether the amount of revenue from the more traditional short-term advertising arrangements will reach the levels of current and prior advertising revenue even if the online advertising market improves. The Company also is uncertain of its ability to replace or renew advertising sales for some of its largest advertisers.

      The decrease in Content and Other revenues is primarily due to the termination of AOL’s iPlanet alliance with Sun Microsystems in the third quarter of 2001, which contributed $410 million of revenue and $328 million of EBITDA during 2001. This was offset in part by $105 million of intercompany network revenues, which are derived primarily from network services provided to Road Runner, which began in November 2001.

      The decline in EBITDA in 2002 is primarily due to the advertising revenue shortfall, the absence of the iPlanet alliance ($328 million of EBITDA in 2001), an increase in broadband network costs and domestic marketing expenses, as well as EBITDA losses at AOL Europe of $153 million. This was offset in part by declines in narrowband network costs and equipment leasing costs. Included in the increase in domestic marketing expense was an increase in intercompany advertising purchased by AOL on properties of other AOL Time Warner business segments (from $225 million to $277 million), including advertising purchased on Time Warner Cable properties in support of the rollout of AOL Broadband services. The decline in operating income is primarily due to the $33.489 billion goodwill impairment charge, an increase in depreciation expense and the aforementioned decline in EBITDA.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      Cable. Revenues increased 17% to $7.035 billion in 2002 compared to $6.028 billion in 2001. EBITDA increased 5% to $2.766 billion in 2002 from $2.628 billion in 2001. Operating loss increased to $8.997 billion in 2002 compared to $748 million in 2001.

      Revenues increased due to a 16% increase in Subscription revenues (from $5.482 billion to $6.374 billion) and a 21% increase in Advertising and Commerce revenues (from $546 million to $661 million). The increase in Subscription revenues was due to higher basic cable rates and increases in high-speed data services subscribers, digital cable subscribers and basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. In 2002, as compared to the prior year comparable period, high-speed data subscribers increased by 63% to 2.509 million, digital cable subscribers increased by 36% to 3.747 million and basic cable subscribers increased by 1.3% to 10.914 million. In addition, total customer relationships, representing the number of customers that receive at least one level of service, increased by 3% to approximately 11.2 million as of December 31, 2002 compared to approximately 10.9 million as of December 31, 2001 and revenue generating units, representing the total of all analog video, digital video, high-speed data and telephony customers, increased by 14% to approximately 17.2 million in 2002 compared to approximately 15.0 million in 2001. The Company’s subscriber amounts include subscribers at both consolidated entities and investees accounted for under the equity method of accounting, which are managed by the Company. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. As of December 31, 2002 these were 2.426 million residential and bulk subscribers, and 83 thousand commercial subscribers. Due to their nature, commercial and bulk subscribers are charged at different amounts than residential subscribers. If the number of commercial and bulk high-speed data subscribers was equivalized (e.g., calculated by dividing commercial and bulk high-speed data revenue by the average rate charged to residential customers) the Company’s total high-speed data subscribers would have increased 65% to 2.613 million.

      The increase in Advertising and Commerce revenues was primarily related to an increase in the intercompany sale of advertising to other business segments of AOL Time Warner (from $58 million to $125 million), an increase in advertising purchased by programming vendors to promote their channels, including new channel launches (from $106 million to $124 million) and an 8% increase in general third-party advertising revenues. The Company expects intercompany advertising revenue to be minimal in 2003. The Company also expects advertising purchased by programming vendors to decline by more than 70% in 2003 primarily due to fewer new channel launches.

      EBITDA increased principally as a result of the revenue gains as well as a $6 million gain on the sale of consolidated cable systems, offset in part by increases in programming and other operating costs and the consolidation of Road Runner’s losses in 2002. The increase in video programming costs of 21% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Video programming costs have risen in recent years and will continue to rise, although at a lower rate than during 2002, primarily due to the expiration of introductory and promotional periods under programming affiliation agreements, the need to procure additional quality programming for more extensive programming packages, the migration of premium channels to the standard tier, industry-wide programming cost increases (especially for sports programming) and inflation-indexed or negotiated license fee increases. Other operating costs increased as a result of the roll out of new services, higher property taxes associated with the upgrade of cable plants and higher development spending in the Interactive Personal Video division (from $3 million to $30 million). The increase in operating loss was primarily due to the $10.550 billion goodwill impairment charge and an increase in depreciation expense, offset in part by an increase in EBITDA and a decrease in amortization expense, due to the adoption of FAS 142. The Company anticipates that EBITDA and operating income of the Cable segment in 2003 will be negatively impacted by an approximate $25 million increase in pension expense.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      Filmed Entertainment. Revenues increased 15% to $10.040 billion in 2002, compared to $8.759 billion in 2001. EBITDA increased 21% to $1.232 billion in 2002, compared to $1.017 billion in 2001. Operating income increased to $962 million in 2002, compared to $450 million in 2001.

      Revenues, EBITDA and operating income increased at both Warner Bros. and the filmed entertainment businesses of Turner Broadcasting System, Inc. (the “Turner filmed entertainment businesses”), which include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

      For Warner Bros., the increase in revenue was primarily related to improved worldwide home video, including DVD performance, and international theatrical results, offset in part by declines in television and reduced commerce revenues related to the closure of its Studio Stores in 2001. The improved results reflect the worldwide theatrical success of Harry Potter and the Chamber of Secrets, as well as the worldwide home video and international theatrical results of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Scooby Doo: The Movie. For the Turner filmed entertainment businesses, revenues increased primarily due to New Line Cinema’s continued theatrical and home video success of The Lord of the Rings: The Fellowship of the Ring and Austin Powers in Goldmember.

      For Warner Bros., EBITDA increased primarily due to the revenue increases, offset in part by higher theatrical film costs, including higher advertising and distribution costs. For the Turner filmed entertainment businesses, EBITDA increased primarily due to the revenue increases. For Warner Bros. and the Turner filmed entertainment businesses, operating income increased primarily due to the EBITDA increases and a decrease in amortization expense, due to the adoption of FAS 142.

      Networks. Revenues increased 9% to $7.655 billion in 2002, compared to $7.050 billion in 2001. EBITDA increased 13% to $2.032 billion in 2002 from $1.797 billion in 2001. Operating income increased to $1.839 billion in 2002 from an operating loss of $328 million in 2001.

      Revenues grew primarily due to an 8% increase in Subscription revenues (from $3.988 billion to $4.310 billion) with growth at both the cable networks of Turner Broadcasting System, Inc. (the “Turner cable networks”) and HBO, a 6% increase in Advertising and Commerce revenues (from $2.465 billion to $2.601 billion) with growth at both the Turner cable networks and The WB Network and a 25% increase in Content and Other revenues (from $597 million to $744 million) with growth at HBO, offset in part by a slight decrease at the Turner cable networks. EBITDA and operating income increased due to improved results at the Turner cable networks, HBO and The WB Network.

      For the Turner cable networks, Subscription revenues benefited from higher domestic rates and an increase in the number of domestic subscribers, led by TNT, TBS, CNN, Turner Classic Movies and Cartoon Network. Advertising and Commerce revenues increased 3% (from $1.975 billion to $2.032 billion) reflecting a slight recovery in the cable television advertising market during 2002, which was offset in part by a decline in intercompany sales of advertising to other business segments of AOL Time Warner (from $120 million to $107 million). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues was driven by higher advertising rates.

      For the Turner cable networks, the increase in EBITDA was principally due to the increased Subscription revenues and lower marketing expenses, offset in part by higher programming costs and professional sports-related salaries. In addition, EBITDA was negatively affected by an allowance for doubtful accounts established on receivables from Adelphia Communications (“Adelphia”), a major cable television operator. For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

to the finalization of certain licensing agreements, offset in part by an allowance for doubtful accounts established on receivables from Adelphia, higher write-offs of development costs and increased programming costs. For The WB Network, the EBITDA increase was principally due to higher Advertising and Commerce revenues, offset in part by higher program license fees.

      For the Turner cable networks, HBO and The WB Network, the increase in operating income was primarily due to an increase in EBITDA and a decrease in amortization expense, due to the adoption of FAS 142.

      Music. Revenues increased 4% to $4.205 billion in 2002, compared to $4.036 billion in 2001. EBITDA increased 15% to $482 million in 2002 from $419 million in 2001. Operating loss increased to $1.313 billion in 2002 compared to $498 million in 2001.

      Revenues increased primarily due to the impact of the acquisition of Word Entertainment in January 2002, lower provisions for returns due to improved experience, increases in DVD manufacturing volume, and the positive effect of changes in foreign currency exchange rates on international revenues, offset in part by the ongoing weakness in the worldwide music industry and lower DVD manufacturing prices. Industry-wide worldwide music sales continue to be negatively impacted by the effects of piracy, which is expected to continue in the future. In addition, downward pressure on DVD manufacturing pricing could negatively affect future manufacturing revenues and profits.

      The increase in EBITDA is due primarily to the higher revenues, the impact of various cost-saving and restructuring programs and lower marketing and bad debt expense, partially offset by higher artist and repertoire costs. The increase in operating loss is due primarily to a $1.499 billion goodwill and other intangible asset impairment charge, offset in part by an increase in EBITDA and a decrease in amortization expense, due to the adoption of FAS 142. As of December 31, 2002, the Music segment had year-to-date domestic album market share of 17.0%, compared to 16.8% at December 31, 2001.

      In the first quarter of 2003 the Company reassessed the useful life of its music publishing copyrights and record catalog and concluded that such lives should be decreased from 20 years to 15. The impact of this change is expected to increase amortization expense by approximately $50 million per year.

      Publishing. Revenues increased 16% to $5.422 billion in 2002 compared to $4.689 billion in 2001. EBITDA increased 27% to $1.155 billion in 2002 from $909 million in 2001. Operating income increased to $881 million in 2002 compared to an operating loss of $96 million in 2001.

      Revenues increased due to a 23% increase in Subscription revenues (from $1.207 billion to $1.484 billion), 13% increase in Advertising and Commerce revenues (from $2.865 billion to $3.243 billion) and a 13% increase in Content and Other revenues (from $617 million to $695 million). The increases in both Subscription revenues and Advertising and Commerce revenues were due to the acquisitions of IPC in October 2001 and Synapse Group Inc. (“Synapse”) in December 2001. The growth in Advertising and Commerce revenues was offset in part by lower commerce revenues from Time Life’s direct marketing business. Advertising revenues increased 8% due to the acquisition of IPC, as well as the impact of a slight recovery in the general magazine advertising market during 2002. Advertising increases at the non-business oriented publications were partially offset by continued softness in the advertising market for business-oriented publications. The increase in Content and Other revenues is due primarily to increased sales at the AOL Time Warner Book Group due to the carryover successes of 2001 bestsellers and the success of several 2002 releases, including “One Nation” and “The Lovely Bones,” as well as the impact of the acquisition of IPC.

      The growth in EBITDA is due predominantly to the acquisitions of IPC and Synapse and, to a lesser extent, the increase in advertising revenue due to the previously mentioned slight increase in the advertising market, overall cost savings and reduced costs relating to the final settlement of certain liabilities associated with the closure of American Family Enterprises during 2001, offset in part by additional reserves established

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

on receivables from newsstand distributors. The increase in operating income was primarily due to the increase in EBITDA and a decrease in amortization expense, due to the adoption of FAS 142. The Company anticipates that the EBITDA and operating income of the Publishing segment in 2003 will be negatively impacted by an approximate $45 million increase in pension expense.

2001 vs. 2000

      The discussion of results of operations, comparing 2001 to 2000, is provided on a historical basis and is followed by a supplemental discussion on an unaudited pro forma basis, which gives effect to the Merger as if it had occurred on January 1, 2000. As previously discussed, on January 11, 2001, America Online and Time Warner completed their previously announced merger. The Merger was structured as a stock-for-stock exchange and was accounted for by AOL Time Warner as an acquisition of Time Warner using the purchase method of accounting. The acquisition of Time Warner significantly impacted the results of AOL Time Warner due to the significantly larger size of Time Warner’s operations in relation to the operations of America Online, as predecessor to AOL Time Warner. As such, the financial results of AOL Time Warner for periods subsequent to the Merger are not comparable to periods prior to the Merger. In order to enhance comparability and make an analysis of 2001 more meaningful, after the following discussion on a historical basis, management has provided a supplemental discussion based upon unaudited pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000.

	Years Ended December 31,

	Revenues		EBITDA(a)		Operating income (loss)

	2001(b)	2000(b)	2001	2000	2001	2000

	(millions)
AOL	$8,615	$7,605	$2,914	$2,298	$2,351	$1,855
Cable(c)	6,028	—	2,628	—	(748)	—
Filmed Entertainment	8,759	—	1,017	—	450	—
Networks	7,050	—	1,797	—	(328)	—
Music	4,036	—	419	—	(498)	—
Publishing	4,689	—	909	—	(96)	—
Corporate	—	—	(294)	(79)	(677)	(79)
Merger-related costs	—	—	(250)	(10)	(250)	(10)
Intersegment elimination	(2,011)	—	(86)	—	(86)	—

Total	$37,166	$7,605	$9,054	$2,209	$118	$1,766

(a)	EBITDA represents operating income (loss) before depreciation expense of $1.750 billion in 2001 and $344 million in 2000 and amortization expense of $7.186 billion in 2001 and $99 million in 2000.

(b)	Revenues reflect the provisions of EITF 01-09 and EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 and 2000 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and EITF 01-14 was to increase revenues and costs by equal amounts of $193 million for 2001 and reduce revenues and costs by equal amounts of $10 million for 2000. In addition, revenues reflect the provisions of SEC Staff Accounting Bulletin No. 101 (“SAB 101”), which was retroactively adopted by the Company in the fourth quarter of 2000. The impact of SAB 101 was to reduce revenues and costs by equal amounts of $161 million for 2000.

(c)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. For 2000, there was no impact because the Company’s interest in the Advance/Newhouse Systems were acquired in the Merger.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Historical Discussion

Consolidated Results

      Revenues. AOL Time Warner’s revenues increased to $37.166 billion in 2001, compared to $7.605 billion in 2000. The increase in revenues predominantly relates to the impact of the Merger. In addition, the AOL segment, which represents the only current business segment included in the 2000 operating results, increased its revenues to $8.615 billion in 2001 from $7.605 billion in 2000.

      Intersegment Revenues. Intersegment revenues increased to $2.011 billion in 2001 compared to $0 in 2000. The increase in intersegment revenues relates entirely to the impact of the Merger. Since intersegment revenues are eliminated in consolidation, they do not impact the Company’s consolidated results.

      Corporate. Corporate EBITDA loss increased to $294 million in 2001 from $79 million in 2000. The increase in EBITDA loss primarily relates to the impact of the Merger.

      Merger and Restructuring Costs. Merger and restructuring costs were $250 million in 2001 compared to $10 million in 2000. The merger and restructuring costs of $250 million in 2001 related to $153 million of employee termination benefits, primarily at the AOL segment, and $97 million of other exit costs, including contractual terminations for various leases and contractual commitments for terminated products (i.e., the termination of the iPlanet alliance with Sun Microsystems Inc.) The merger and restructuring costs in 2000 primarily related to certain acquisitions made by AOL under the pooling-of-interests method of accounting and consisted of expenses directly related to those transactions (Note 3).

      EBITDA. AOL Time Warner’s EBITDA increased to $9.054 billion in 2001 from $2.209 billion in 2000. The increase in overall EBITDA primarily relates to the impact of the Merger. In addition, the AOL segment, which represents the only business segment included in the 2000 operating results, increased its EBITDA to $2.914 billion in 2001 from $2.298 billion in 2000.

      Depreciation Expense. Depreciation expense increased to $1.750 billion in 2001 from $344 million in 2000. The increase in depreciation expense of $1.406 billion primarily relates to the impact of the Merger, including the impact of acquiring the Cable segment, which contributed $893 million to depreciation expense in 2001, as well as the impact of acquiring the Filmed Entertainment segment of $89 million, the Networks segment of $159 million, the Music segment of $97 million, the Publishing segment of $70 million and Corporate segment of $20 million.

      Amortization Expense. Amortization expense increased to $7.186 billion in 2001 from $99 million in 2000. This increase in amortization expense of $7.087 billion primarily relates to goodwill and other intangible assets recorded as part of the Merger, including the impact of the Cable segment of $2.483 billion, the Filmed Entertainment segment of $478 million, the Networks segment of $1.966 billion, the Music segment of $820 million, the Publishing segment of $935 million and the Corporate segment of $363 million.

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

      Other Income (Expense), Net. Other expense, net, increased to $3.567 billion in 2001 from $208 million in 2000. Other expense, net, increased primarily because of higher pretax non-cash charges to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

accounted for using the equity method of accounting, and to reflect market fluctuations on equity derivative instruments. In 2001, these charges were $2.532 billion, including approximately $1.2 billion related to AOL Time Warner’s investment in Time Warner Telecom, $270 million related to AOL Time Warner’s investment in Hughes and $49 million of pretax losses related to market fluctuations on equity derivative instruments. In 2000, these charges amounted to $535 million, including $70 million of pretax losses related to market fluctuations on equity derivative instruments. In addition, other expense, net, increased due to an increase in losses from equity method investees of $912 million, which primarily related to the amortization of goodwill included in the carrying value of such investments. These equity method investments were acquired in the Merger.

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

      Income Tax Provision. AOL Time Warner had income tax expense of $139 million in 2001, compared to $712 million in 2000. The Company’s pretax income (loss) was $(4.756) billion in 2001 compared to $1.833 billion in 2000. Applying the 35% U.S. federal statutory rate to pretax income would result in an income tax benefit (expense) of $1.665 billion in 2001 and $(642) million in 2000. However, the Company’s income tax expense differs from these amounts as a result of several factors including, non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates and state and local income taxes. The most significant non-temporary difference in 2001 relates to approximately $5.3 billion of non-deductible amortization of goodwill. In 2000, the difference between the $642 million at the U.S. federal statutory rate and the $712 million of income tax expense primarily relates to $55 million of state and local taxes, net of federal tax benefits.

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

      Net Income (Loss) and Net Income (Loss) Per Common Share. AOL Time Warner’s net loss was $4.934 billion in 2001, compared to net income of $1.121 billion in 2000. Basic and diluted net loss per common share was $1.11 in 2001, compared to basic earnings per share of $0.48 and diluted earnings per share of $0.43 in 2000.

      Excluding the net loss from discontinued operations of $39 million in 2001, the Company’s net loss from continuing operations was $4.895 billion in 2001 compared to net income of $1.121 billion in 2000. The net loss from continuing operations in 2001 includes pretax charges of $2.532 billion relating to the writedown of investments and pretax charges of $250 million relating to merger and restructuring costs. The net income from continuing operations in 2000 includes pretax charges of $535 million relating to the writedown of investments, pretax charges of $10 million relating to merger and restructuring costs and pretax investment-related gains of $275 million. The impact of the aforementioned items was a net loss of $1.670 billion in 2001 and $163 million in 2000. In addition to the impact of these items, earnings decreased primarily as a result of the previously discussed increases in depreciation and amortization expense, interest expense, net, other expense, net, and minority interest expense, net, offset in part by an increase in EBITDA.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Business Segment Results

      AOL. Revenues increased to $8.615 billion in 2001, compared to $7.605 billion in 2000. EBITDA increased to $2.914 billion in 2001, compared to $2.298 billion in 2000. Operating income increased to $2.351 billion in 2001 from $1.855 billion in 2000. Revenues increased due to a 12% increase in subscription revenues (from $4.777 billion to $5.353 billion), a 14% increase in advertising and commerce revenues (from $2.273 billion to $2.585 billion) and a 22% increase in content and other revenues (from $555 million to $677 million).

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

      The increase in content and other revenues is primarily due to amounts earned in connection with the restructuring of a software licensing arrangement, which resulted from the termination of AOL’s iPlanet alliance with Sun Microsystems, Inc. The three-year alliance that was originally scheduled to conclude in March 2002 was restructured when the Company was unable to extend or renew the technology-based alliance under favorable terms. AOL continues to own certain software products it had contributed to the iPlanet alliance. During 2001, including amounts earned in connection with the restructuring, the iPlanet alliance contributed $410 million of revenue and $328 million of EBITDA that will not continue in 2002.

      The 27% growth in EBITDA in 2001 is primarily due to the revenue growth, reduced general and administrative costs and the continued decline in network costs on a per subscriber basis. The advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner did not significantly impact EBITDA as it was substantially offset by costs associated with increased intercompany advertising purchased on properties of other AOL Time Warner business segments. AOL’s operating results also benefited from cost management initiatives entered into during the year and a reduction in bad debt expense associated with an improvement in cash collections. The increase in operating income is due primarily to the increase in EBITDA, offset in part by an increase in depreciation and amortization expense.

      Time Warner Segments. AOL Time Warner’s Cable, Filmed Entertainment, Networks, Music and Publishing segments were acquired in the Merger. As such, the results of operations of these segments were not included in the historical 2000 results of operations and, therefore, the increases in each segment’s revenues and EBITDA are the direct result of the Merger. For a more detailed discussion of the results of operations for these segments, see the supplemental pro forma discussion below.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

2001 vs. 2000 Pro Forma (Unaudited)

	Years Ended December 31,

	Revenues		EBITDA(a)		Operating income (loss)

	2001(b)	2000(b)(c)	2001	2000(c)	2001	2000(c)
	Historical	Pro Forma	Historical	Pro Forma	Historical	Pro Forma

	(millions)
AOL	$8,615	$7,605	$2,914	$2,298	$2,351	$1,855
Cable(d)	6,028	5,247	2,628	2,376	(748)	(892)
Filmed Entertainment	8,759	8,119	1,017	796	450	181
Networks	7,050	6,802	1,797	1,502	(328)	(599)
Music	4,036	4,268	419	518	(498)	(288)
Publishing	4,689	4,525	909	747	(96)	(137)
Corporate	—	—	(294)	(304)	(677)	(608)
Merger-related costs	—	—	(250)	(155)	(250)	(155)
Intersegment elimination	(2,011)	(1,242)	(86)	(46)	(86)	(46)

Total	$37,166	$35,324	$9,054	$7,732	$118	$(689)

(a)	EBITDA reflects operating income (loss) before depreciation expense $1.750 billion in 2001 and $1.452 billion in 2000 on a pro forma basis and amortization expense of $7.186 billion in 2001 and $6.969 billion in 2000 on a pro forma basis.
(b)	Revenues reflect the provisions of EITF 01-09 and EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 and 2000 to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and EITF 01-14 was to increase revenues and costs by equal amounts of $193 million for 2001 and reduce revenues and costs by equal amounts of $241 million on a pro forma basis for 2000. In addition, revenues reflect SAB 101, which was retroactively adopted by the Company in the fourth quarter of 2000. The impact of SAB 101 was to reduce revenues and costs by equal amounts of $359 million on a pro forma basis for 2000.
(c)	In order to enhance comparability, unaudited pro forma financial information for 2000 is provided supplementally as if the America Online-Time Warner merger had occurred at the beginning of 2000.
(d)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. For 2000 on a pro forma basis, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $1.058 billion, $483 million and $255 million, respectively. In addition, EBITDA includes pretax gains of $28 million in 2000 on a pro forma basis relating to the sale or exchange of certain consolidated cable television systems.

Supplemental Unaudited Pro Forma Discussion

      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations of AOL Time Warner that would have occurred had the Merger been consummated on January 1, 2000. In addition, the pro forma operating results are not necessarily indicative of the future operating results of AOL Time Warner. Management expects that the strategic benefits of the Merger will result in incremental revenue and cost-savings opportunities; however, such incremental revenues or cost savings have not been reflected in the pro forma operating results. In addition, pro forma amortization expense is reflective of a preliminary purchase price allocation. However, the final allocation of purchase price did not result in amortization expense materially different from the amounts reflected in the 2000 pro forma results.

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

Significant Transactions and Other Items Affecting Comparability

      The following significant transactions and other items affecting comparability for 2000 on a pro forma basis, which are presented as if the Merger occurred on January 1, 2000, are provided supplementally to enhance the comparability of the Company’s operating results.

      For the year ended December 31, 2000 on a pro forma basis, these items included (i) merger and restructuring costs of approximately $155 million, primarily relating to accounting, legal and regulatory costs incurred by Time Warner directly resulting from the Merger, (ii) non-cash pretax charges of $799 million, including $729 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (including $220 million related to AOL Time Warner’s investment in Columbia House), and $70 million to reflect market fluctuations in equity derivative instruments, (iii) net pretax gains of approximately $387 million related to the sale or exchange of various cable television systems and other investments, (iv) a $50 million pretax charge relating to the Six Flags Entertainment Corporation (“Six Flags”) litigation and (v) a pretax charge of $41 million in connection with the Road Runner restructuring in 2000.

Consolidated Results

      Revenues. AOL Time Warner’s revenues increased to $37.166 billion in 2001, compared to $35.324 billion on a pro forma basis in 2000. This overall increase in revenues was driven by an increase in subscription revenues of 12% to $15.657 billion and an increase in content and other revenues of 4% to $13.249 billion, offset in part by a decrease in advertising and commerce revenues of 3% to $8.260 billion.

      As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at the AOL, Cable, Networks and Publishing segments and an increase in subscription rates at the AOL, Cable and Networks segments. The increase in content and other revenues was principally due to increased revenues at the Filmed Entertainment segment related to the theatrical success of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven, Rush Hour 2 and The Lord of the Rings: The Fellowship of the Ring. These increases were offset, in part, by lower revenues at the Music segment resulting from the negative effect of changes in foreign currency rates on international recorded music sales and lower industry-wide recorded music sales. The decline in advertising and commerce revenues was principally due to the continued overall weakness in the advertising market. Additionally, commerce revenues declined due to the absence of revenues from the Filmed Entertainment Studio Stores operations, which the Company closed in 2001.

      While advertising revenues declined overall, certain segments and businesses of AOL Time Warner experienced an increase in advertising revenues. Specifically, and as discussed in more detail below under Business Segment Results, advertising revenues increased at the AOL and Cable segments, and at The WB

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Network. Contributing to the advertising revenues at the segment level is an increase in intercompany advertising transactions. In particular, the Company’s segments experienced an increase in intercompany advertising revenue of $396 million, to $474 million in 2001 from $78 million in 2000 on a pro forma basis. The amount of intercompany advertising represents a small portion of AOL Time Warner’s total advertising spending (approximately 10%). In addition to the intercompany advertising, AOL Time Warner recognized advertising expense of approximately $3.757 billion in 2001, making AOL Time Warner one of the largest advertisers in the United States. Consistent with its belief in the effectiveness of advertising on AOL Time Warner properties, the Company will continue to re-direct, where appropriate, its own advertising to AOL Time Warner properties. This strategy has served to enhance the overall operating efficiencies and profitability of the Company through the cross-promotion of each segment’s products and services. While these intercompany transactions are eliminated on a consolidated basis and, therefore, do not themselves impact consolidated revenues and EBITDA, to the extent third-party advertising spending has been substituted with advertising on AOL Time Warner properties, the Company’s consolidated advertising expense, which reflects its level of spending with third parties, has been reduced and, as a result, the consolidated EBITDA and related profit margin have benefited.

      Intersegment Revenues. AOL Time Warner’s intersegment revenues increased to $2.011 billion in 2001 compared to $1.242 billion on a pro forma basis in 2000. The increase in intersegment revenues was principally due to increases in DVD manufacturing provided by the Music segment to the Filmed Entertainment segment and film product sold by the Filmed Entertainment segment to the Networks segment. In addition, intersegment Advertising and Commerce revenues increased to $474 million in 2001 from $78 million on a pro forma basis in 2000. Since intersegment revenues are eliminated in consolidation, they do not impact the Company’s consolidated results.

      Corporate. AOL Time Warner’s corporate EBITDA loss decreased slightly ($294 million in 2001 compared to $304 million on a pro forma basis in 2000).

      Merger and Restructuring Costs. Merger and restructuring costs were $250 million in 2001 compared to $155 million on a pro forma basis in 2000. The merger and restructuring costs of $250 million in 2001 related to $153 million of employee termination benefits, primarily at the AOL segment, and $97 million of other exit costs, including contractual terminations for various leases and contractual commitments for terminated products (i.e., the termination of the iPlanet alliance with Sun Microsystems Inc.) The merger and restructuring costs on a pro forma basis in 2000 primarily related to direct costs incurred by Time Warner in connection with the Merger (Note 3).

      EBITDA. AOL Time Warner’s EBITDA increased to $9.054 billion in 2001 from $7.732 billion on a pro forma basis in 2000. The increase was principally due to an increase in EBITDA at all of the Company’s segments, with the exception of Music, a decrease in corporate expenses, offset in part by an increase in merger and restructuring costs. The changes in EBITDA at the business segments are discussed in detail under “Business Segment Results.”

      Depreciation Expense. Depreciation expense increased to $1.750 billion in 2001 from $1.452 billion on a pro forma basis in 2000. This increase reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years.

      Amortization Expense. Amortization expense increased to $7.186 billion in 2001 from $6.969 billion on a pro forma basis in 2000. The increase was primarily due to goodwill generated from certain restructuring liabilities that were committed to by management in 2001 and recorded as liabilities assumed in the purchase of Time Warner, and the absence in 2000 of a full year of amortization related to minor acquisitions consummated in late 2000 that were accounted for using the purchase method of accounting.

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

      Interest Expense, Net. Interest expense, net, increased slightly to $1.353 billion in 2001, from $1.340 billion on a pro forma basis in 2000, principally due to increased debt levels, offset in part by lower market interest rates in 2001.

      Other Expense, Net. Other expense, net, increased to $3.567 billion in 2001 from $1.357 billion on a pro forma basis in 2000. Other expense, net, increased primarily because of higher pretax non-cash charges to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting and to reflect market fluctuations in equity derivative instruments. In 2001, these charges were approximately $2.532 billion, including approximately $1.2 billion related to AOL Time Warner’s investment in Time Warner Telecom, approximately $270 million related to AOL Time Warner’s investment in Hughes and $49 million of pretax losses related to market fluctuations on equity derivative instruments. In 2000, on a pro forma basis, these charges amounted to $799 million, including approximately $220 million related to AOL Time Warner’s investment in Columbia House. In addition, other expense, net, in 2001 was higher due to the absence in 2001 of approximately $359 million of pretax gains on the sale or exchange of certain Time Warner investments in 2000.

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

      Income Tax Provision. AOL Time Warner had income tax expense of $139 million in 2001, compared to $559 million on a pro forma basis in 2000. The Company’s pretax loss was $4.756 billion in 2001 compared to $3.355 billion on a pro forma basis in 2000. Applying the 35% U.S. federal statutory rate to pretax income would result in an income tax benefit of $1.665 billion in 2001 and $1.174 billion on a pro forma basis in 2000. However, the Company’s income tax expense differs from these amounts as a result of several factors including, non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates and state and local income taxes. The most significant non-temporary difference in 2001 and 2000 relates to approximately $5 billion of non-deductible amortization of goodwill in both 2001 and 2000 on a pro forma basis.

      Net Loss Applicable to Common Shares and Net Loss Per Common Share. AOL Time Warner’s net loss applicable to common shares from continuing operations was $4.895 billion in 2001, compared to $3.928 billion in 2000 on a pro forma basis. Basic and diluted net loss per common share was $1.11 in 2001 compared to $0.91 in 2000 on a pro forma basis.

      The net loss applicable to common shares from continuing operations in 2001 includes pretax charges of $2.532 billion relating to the writedown of investments and pretax charges of $250 million relating to merger and restructuring costs. The net loss applicable to common shares from continuing operations in 2000 includes pretax charges of $799 million relating to the writedown of investments, pretax charges of $155 million relating to merger and restructuring costs, pretax investment-related gains of $387 million, a pretax charge of $50 million relating to the Six Flags litigation and a pretax charge of $41 million in connection with the Road Runner restructuring in 2000. The impact of the aforementioned items was a net loss of $1.670 billion in 2001 and $428 million in 2000. In addition to the impact of these items, earnings improved primarily as a result of the previously discussed increase in EBITDA, offset in part by higher depreciation and amortization expense.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Business Segment Results

      AOL. Revenues increased to $8.615 billion in 2001, compared to $7.605 billion in 2000. EBITDA increased to $2.914 billion in 2001, compared to $2.298 billion in 2000. Operating income increased to $2.351 billion in 2001 compared to $1.855 billion in 2000 on a pro forma basis. Revenues increased due to a 12% increase in subscription revenues (from $4.777 billion to $5.353 billion), a 14% increase in advertising and commerce revenues (from $2.273 billion to $2.585 billion) and a 22% increase in content and other revenues (from $555 million to $677 million).

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

      The increase in content and other revenues is primarily due to amounts earned in connection with the restructuring of a software licensing arrangement, which resulted from the termination of AOL’s iPlanet alliance with Sun Microsystems, Inc. The three-year alliance that was originally scheduled to conclude in March 2002 was restructured when the Company was unable to extend or renew the technology-based alliance under favorable terms. AOL continues to own certain software products it had contributed to the iPlanet alliance. During 2001, including amounts earned in connection with the restructuring, the iPlanet alliance contributed $410 million of revenue and approximately $328 million of EBITDA that will not continue in 2002.

      The 27% growth in EBITDA in 2001 is primarily due to the revenue growth, reduced general and administrative costs and the continued decline in network costs on a per subscriber basis. The advertising revenue generated from intercompany sales of advertising to other business segments of AOL Time Warner did not significantly impact EBITDA as it was substantially offset by costs associated with increased intercompany advertising purchased on properties of other AOL Time Warner business segments. AOL’s operating results also benefited from cost management initiatives entered into during the year and a reduction in bad debt expense associated with an improvement in cash collections. The increase in operating income is due primarily to the increase in EBITDA, offset in part by an increase in depreciation and amortization expense.

      Cable. Revenues increased to $6.028 billion in 2001, compared to $5.247 billion on a pro forma basis in 2000. EBITDA increased to $2.628 billion in 2001 from $2.376 billion on a pro forma basis in 2000. Operating loss decreased to $748 million in 2001, compared to $892 million in 2000 on a pro forma basis. Revenues increased due to a 13% increase in subscription revenues (from $4.837 billion to $5.482 billion) and a 33% increase in advertising and commerce revenues (from $410 million to $546 million).

      The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and, to a lesser degree, a marginal increase

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches ($106 million in 2001 versus $38 million on a pro forma basis in 2000), the intercompany sale of advertising to other business segments of AOL Time Warner ($58 million in 2001 versus $5 million on a pro forma basis in 2000) and a general increase in advertising sales. The operating results of the Cable segment were affected by pretax gains of approximately $28 million recognized in 2000 relating to the sale or exchange of various consolidated cable television systems. Excluding these gains, EBITDA increased principally as a result of the revenue gains and improved margins related to the high-speed online services, offset in part by an increase in programming costs related to general programming rate increases across both the basic and digital services and the roll-out of digital services, including the addition of new channels that are available only on the digital service. This increase in programming costs is expected to continue into the near term as general programming rates are expected to continue to increase and digital services continue to be rolled out. The decline in operating loss is primarily the result of the increase in EBITDA offset in part by an increase in depreciation expense, reflecting higher levels of capital spending related to the roll-out of digital services over the past three years.

      Filmed Entertainment. Revenues increased to $8.759 billion in 2001, compared to $8.119 billion on a pro forma basis in 2000. EBITDA increased to $1.017 billion in 2001, compared to $796 million on a pro forma basis in 2000. Operating income increased to $450 million in 2001, compared to $181 million in 2000 on a pro forma basis. Revenues and EBITDA grew due to increases at both Warner Bros. and the filmed entertainment businesses of Turner Broadcasting System, Inc. (the “Turner filmed entertainment businesses”). The Turner filmed entertainment businesses include New Line Cinema, Castle Rock and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO pictures.

      For Warner Bros., revenues increased related to the theatrical successes of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Cats & Dogs. Revenues also benefited from the increased domestic distribution of theatrical product, principally due to higher DVD sales, and syndication revenues to broadcast Friends. This benefit was offset in part by lower revenues in Warner Bros.’ retail operations related to the closure of its Studio Stores. For the Turner filmed entertainment businesses, revenues increased primarily due to New Line Cinema’s theatrical successes of The Lord of the Rings: The Fellowship of the Ring and Rush Hour 2, higher domestic DVD sales (including the domestic release of Rush Hour 2 late in 2001), as well as significant syndication revenues to broadcast Seinfeld. For Warner Bros., EBITDA and operating income increased principally due to the increased revenues, reduced losses from the closure of the Studio Store operations and reduced expenses for online development, offset in part by higher film costs, including higher advertising and distribution costs, because of an increase in the performance, number and timing of new theatrical releases in comparison to the prior year. For the Turner filmed entertainment businesses, EBITDA and operating income increased principally due to the increased revenues, offset in part by higher film costs due to improved film performance in comparison to the prior year.

      Networks. Revenues increased to $7.050 billion in 2001, compared to $6.802 billion on a pro forma basis in 2000. EBITDA increased to $1.797 billion in 2001 from $1.502 billion on a pro forma basis in 2000. Operating loss decreased to $328 million in 2001, compared to $599 million in 2000 on a pro forma basis. Revenues grew primarily due to an increase in subscription revenues with growth at both the Turner cable networks and HBO, an increase in advertising and commerce revenues at The WB Network and an increase in content and other revenues at HBO, offset in part by lower advertising and commerce revenues and lower content and other revenues at the Turner cable networks.

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

      EBITDA was higher and operating loss decreased due to improved results at the Turner cable networks, HBO and The WB Network. For the Turner cable networks, the increase in EBITDA and decrease in operating loss was principally due to the increased subscription revenues, the absence of losses from World Championship Wrestling, lower programming and marketing costs and lower administrative and operating expenses from certain cost reduction initiatives, offset in part by the advertising and commerce revenue declines and to a lesser degree higher newsgathering costs. For HBO, the increase in EBITDA and operating income was principally due to the increase in revenues and increased cost savings from HBO’s overhead cost management program. For The WB Network, the EBITDA and operating loss improvement was principally due to the increase in advertising and commerce revenues.

      Music. Revenues decreased to $4.036 billion in 2001, compared to $4.268 billion on a pro forma basis in 2000. EBITDA decreased to $419 million in 2001 from $518 million on a pro forma basis in 2000. Operating loss increased to $498 million in 2001, compared to $288 million in 2000 on a pro forma basis. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international operations and lower industry-wide recorded music sales. The decrease in EBITDA principally related to the reduction in revenues, higher marketing costs, including the cost of promoting new artists, and higher provisions for bad debts, reflecting the difficult industry-wide retail environment. This was offset in part by higher income from DVD manufacturing operations and lower artist royalty costs driven by the lower revenues. The increase in operating loss was primarily the result of the decrease in EBITDA and increase in amortization expense. Despite the industry-wide sales decline, the Music segment increased its domestic market share to 16.8%, coming in second place for the year in total industry sales.

      Publishing. Revenues increased to $4.689 billion in 2001, compared to $4.525 billion on a pro forma basis in 2000. EBITDA increased to $909 million in 2001 from $747 million on a pro forma basis in 2000. Operating loss decreased to $96 million in 2001, compared to $137 million in 2000 on a pro forma basis. Revenues increased primarily from a 2% increase in magazine advertising and commerce revenues and a 14% increase in magazine subscription revenues, offset in part by a decline in content and other revenues. Magazine advertising and commerce revenues and magazine subscription revenues benefited from the acquisition of the Times Mirror magazines group (“Time4 Media”) in the fourth quarter of 2000 and the acquisition of IPC in the fourth quarter of 2001. In addition, magazine advertising and commerce revenues benefited from higher commerce revenues from direct marketing efforts at Time Life and the intercompany sale of advertising to other business segments of AOL Time Warner ($37 million in 2001 versus $29 million on a pro forma basis in 2000), offset in part by the overall weakness in the advertising market. In addition to the acquisition of Time4 Media and IPC, magazine subscription revenues increased due to the sale of special issues covering the September 11th terrorist attacks. EBITDA increased principally as a result of the increase in revenues, increased cost savings and the absence in 2001 of online development costs and losses associated American Family Enterprises. The decrease in operating loss was primarily the result of the increase in EBITDA, offset in part by an increase in amortization expense.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

FINANCIAL CONDITION AND LIQUIDITY

December 31, 2002

Current Financial Condition

      At December 31, 2002, AOL Time Warner had $27.5 billion of debt, $1.7 billion of cash and equivalents (net debt of $25.8 billion, defined as total debt less cash and equivalents) and $52.8 billion of shareholders’ equity, compared to $22.8 billion of debt, $719 million of cash and equivalents (net debt of $22.1 billion), and $152.0 billion of shareholders’ equity at December 31, 2001. In addition, as of December 31, 2002, AOL Europe had $803 million, including accrued dividends, of redeemable preferred securities outstanding, which is classified as minority interest in the accompanying consolidated balance sheet. These securities are required to be redeemed by the Company in April 2003 in cash, AOL Time Warner common stock, or a combination thereof, at the discretion of the Company.

      In January 2003, pursuant to a previously negotiated agreement and as previously disclosed, TWE acquired an additional 11% interest in The WB Network from certain executives of The WB Network, for $128 million in cash. The Company also made cash contributions to its defined benefit pension plans of $257 million in January 2003. In addition, in January 2003, the Company redeemed $372 million principal amount outstanding of 6.85% debentures due 2026 of Time Warner Companies, Inc., a wholly owned subsidiary of the Company. The Company paid $384 million to redeem the debentures, including accrued and unpaid interest to the date of redemption.

      As discussed in more detail below, management believes that AOL Time Warner’s operating cash flow, cash and equivalents, borrowing capacity under the 2002 Credit Agreements and availability under its commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

      Cash provided by operations increased to $7.032 billion in 2002, compared to $5.281 billion in 2001. The growth in cash flow from operations related to over $1.6 billion of improvements in working capital and a decrease in payments for income taxes and restructuring liabilities, offset in part by a decrease in EBITDA, the consolidation of losses at AOL Europe and Road Runner and an increase in interest payments. The improvements in working capital are related to reduced working capital needs in the current period compared to increased working capital needs in the prior period. Working capital needs are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The current period benefits may reverse in future periods.

      Cash provided by operations of $7.032 billion in 2002 reflected $8.722 billion of EBITDA, less $1.551 billion of net interest payments, $278 million of net income taxes paid and $670 million of payments to settle merger and restructuring liabilities. Cash flow from operations also reflects a reduction in other working capital requirements of $809 million.

      Cash provided by operating activities of $5.281 billion in 2001 reflected $9.054 billion of EBITDA, less $1.199 billion of net interest payments, $340 million of net income taxes paid, $1.408 billion of payments to settle restructuring and merger-related liabilities and $826 million related to an increase in other working capital requirements.

Investing Activities

      Cash used by investing activities was $10.460 billion in 2002, compared to $5.257 billion in 2001. The increase in cash used by investing activities is primarily due to the increased cash used for acquisitions and

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

investments, principally the acquisition of Bertelsmann’s interest in AOL Europe in 2002. Also contributing to the increase is the absence in 2002 of proceeds from the sale of short-term investments that occurred in 2001 (primarily money market investments held by America Online at the time of the Merger).

      Cash used by investing activities of $10.460 billion in 2002 reflected $7.779 billion of cash used for acquisitions and investments (including $6.75 billion related to the acquisition of Bertelsmann’s interest in AOL Europe, with the remainder relating to the acquisition or funding of consolidated and unconsolidated investments) and $3.229 billion of total capital expenditures and product development costs, offset in part by $548 million of proceeds received from the sale of investments.

      Cash used by investing activities of $5.257 billion in 2001 reflected $4.177 billion of cash used for acquisitions and investments (including approximately $1.6 billion for the acquisition of IPC and approximately $285 million, net of cash acquired, for the acquisition of Synapse, with the remainder relating to the acquisition or funding of consolidated and unconsolidated investments) and $3.621 billion of total capital expenditures and product development costs, offset in part by $690 million of cash acquired in the Merger and $1.851 billion of proceeds received from the sale of investments. The proceeds received from the sale of investments in 2001 was due primarily to the sale of short-term investments previously held by America Online, which were acquired in 2000.

Financing Activities

      Cash provided by financing activities was $4.439 billion in 2002 compared to cash used by financing activities of $1.915 billion in 2001. The increase in cash provided by financing activities is principally due to incremental borrowings in 2002 that were used to finance the acquisition of Bertelsmann’s interest in AOL Europe and a decrease in payments to repurchase AOL Time Warner common stock.

      Cash provided by financing activities of $4.439 billion in 2002 reflected $4.551 billion of net incremental borrowings, primarily used to acquire Bertelsmann’s interest in AOL Europe, and $297 million of proceeds received, principally from the exercise of employee stock options, offset in part by the redemption of redeemable preferred securities at AOL Europe for $255 million, the repurchase of AOL Time Warner common stock for total cash of $102 million, $11 million of dividends and partnership distributions and $61 million of principal payments on capital leases.

      Cash used by financing activities of $1.915 billion in 2001 reflected the repurchase of approximately 75.8 million shares of AOL Time Warner common stock for cash totaling $3.031 billion, the redemption of mandatorily redeemable preferred securities of a subsidiary of $575 million and $63 million of dividends and partnership distributions, offset in part by $792 million of net incremental borrowings and $926 million of proceeds received principally from the exercise of employee stock options.

      In January 2001, after the Merger was consummated, AOL Time Warner’s Board of Directors authorized a common stock repurchase program that allowed AOL Time Warner to repurchase, from time to time, up to $5 billion of AOL Time Warner common stock over a two-year period. As previously discussed, during 2001, the Company repurchased approximately 75.8 million shares at a cost of approximately $3 billion. In an effort to maintain financial flexibility and investment capacity, the Company slowed the pace of share repurchases during 2002 and will not complete $5 billion of purchases under the program.

Free Cash Flow

      AOL Time Warner evaluates operating performance based on several measures including free cash flow, which is defined as cash provided by operations less capital expenditures and product development costs, dividend payments and partnership distributions, and principal payments on capital leases. The Company considers free cash flow an important indicator of the operational strength and performance of its businesses.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Free cash flow should be considered in addition to, not as a substitute for, the Company’s various cash flow measures recorded in accordance with accounting principles generally accepted in the U.S. (e.g., operating cash flow). Free cash flow in 2002 was $3.731 billion, compared to $1.597 billion in 2001. Free cash flow from continuing operations was $3.570 billion in 2002, compared to $1.507 billion in 2001. The increase in free cash flow was primarily the result of improved cash flows from the Company’s filmed entertainment businesses and a decrease in cash payments to settle merger and restructuring liabilities, primarily resulting from the Merger ($670 million in 2002 and $1.408 billion in 2001). Part of the growth in free cash flow was related to the timing of various cash payments and receipts which may have an offsetting impact on free cash flow generation in future periods. In addition, free cash flow in 2003 is expected to be negatively impacted by approximately $300 million of costs associated with completing the Company’s new corporate headquarters and preparing the space for occupancy and may be further impacted by approximately $400 million of costs associated with the potential settlement of certain legal liabilities that have been recorded as of December 31, 2002. The following table provides a reconciliation of the Company’s consolidated free cash flow and operating cash flow.

	Year Ended December 31,

	2002	2001

	(millions)
Cash provided by operations	$7,032	$5,281
Capital expenditures and product development costs	(3,229)	(3,621)
Dividends paid and partnership distributions	(11)	(63)
Principal payments on capital leases	(61)	—

Free cash flow	$3,731	$1,597

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

      As previously discussed under “Investment in Time Warner Entertainment Company, L.P.,” in August 2002, the Company and AT&T announced that they had agreed to restructure TWE. As part of the restructuring, the Company will acquire complete ownership of TWE’s content assets, including Warner Bros. and Home Box Office, as well as TWE’s interests in The WB Network, Comedy Partners, L.P. and Courtroom Television Network LLC. As such, AOL Time Warner will wholly-own Warner Bros. and Home Box Office and the assets and cash flows related to these businesses will no longer be restricted to the Company.

Capital Expenditures and Product Development Costs

      AOL Time Warner’s total capital expenditures and product development costs were $3.229 billion in 2002 compared to $3.621 billion in 2001. Capital expenditures and product development costs from continuing operations were $3.023 billion in 2002 compared to $3.213 billion in 2001. Capital expenditures and product development costs from continuing operations principally relate to the Company’s Cable segment, which had capital expenditures from continuing operations of $1.813 billion in 2002 and 2001. The Cable segment, over the past several years, has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services. The Company has essentially completed such upgrades and therefore anticipates a decrease in capital expenditures and product development costs at the Cable segment

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

in 2003. Also contributing to capital expenditures and product development costs are product development costs incurred by the AOL segment which amounted to $214 million in 2002 and $351 million in 2001. In addition, capital expenditures in 2003 are expected to be impacted by costs associated with the completion of the Company’s new corporate headquarters. The Cable segment’s capital expenditures from continuing operations are comprised of the following categories:

	Year Ended December 31,

	2002	2001

	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$831	$962
Scaleable infrastructure	184	106
Line extensions	188	157
Upgrade/rebuild	227	353
Support capital	383	235

Total capital expenditures	$1,813	$1,813

      AOL Time Warner’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, drops (i.e., customer installations), converters and cable modems. With respect to customer premise equipment, including converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. For converters and modems, such life is generally 3-5 years and for plant upgrades, such useful life is up to 16 years. As of December 31, 2002, the total net book value of capitalized labor and overhead costs associated with the installation of converters and modems was approximately $160 million. As of that same date, the net book value of all capitalized costs associated with converters and modems, including equipment costs, was approximately $1.4 billion.

      Included in the AOL segment’s product development costs are costs incurred for the production of technologically feasible computer software that generates additional functionality to its existing software products. Capitalized costs typically include direct labor and related overhead for software produced by AOL as well as the cost of software purchased from third parties. Costs incurred on a product prior to the determination that the product is technologically feasible, as well as maintenance costs of established products, are expensed as incurred. All costs in the software development process which are experimental in nature are classified as research and development and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. The total net book value related to capitalized software costs was approximately $290 million as of December 31, 2002.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

New Financing Arrangements

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

$10 Billion Revolving Credit Facilities

      In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements are AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and ..125% on the total commitments of the 364-day and five-year facilities, respectively. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and ..125% if the facilities have more than 66% outstanding. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage ratio and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and a maximum leverage ratio covenant of 5.0 times for each of TWE and TWE-A/N, but do not contain any credit ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings (Note 9).

      In January 2003, the Company received unanimous approval to amend its 2002 Credit Agreements, effective upon closing of the TWE restructuring. The amendments will (i) replace the $50 billion net worth covenant in each of the credit facilities within the 2002 Credit Agreements with an interest coverage covenant of 2.0x cash interest expense, (ii) remove TWE-A/N as a borrower under all the credit facilities and TWE as a borrower under the five-year revolving credit facility and (iii) divide the $4 billion 364-day revolving credit facility into a separate $2.5 billion revolving credit facility for AOL Time Warner and AOL Time Warner Finance Ireland and a $1.5 billion revolving credit facility for TWE (and TWC Inc. following any initial public offering of its stock or registered public issuance of its debt). Other terms of the 364-day credit facility were amended to reflect this bifurcation and the stand-alone nature of the $1.5 billion TWE credit facility. As

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

part of the same consent, the maturity of the $1.5 billion TWE credit facility was extended from July 7, 2003 to January 7, 2004, while the length of the optional extension period was reduced from two years to one year.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Financial Capacity

      At December 31, 2002, AOL Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short term investments, of $35.451 billion. Of this committed capacity, $7.942 billion was available to fund future contractual obligations and $27.509 billion was outstanding as debt (refer to Note 9 to the accompanying consolidated financial statements for more details on outstanding debt). At December 31, 2002, total committed capacity, unused capacity and outstanding debt were as follows:

	Committed	Unused	Outstanding
	Capacity	Capacity	Debt

	(millions)
Bank credit agreement and commercial paper programs(a)	$11,919	$7,942	$3,977
Fixed-rate public debt	22,974	—	22,974
Other fixed-rate obligations(b)	558	—	558

Total(c)	$35,451	$7,942	$27,509

(a)	Committed capacity and unused capacity includes approximately $1.7 billion of cash and short-term investments less $211 million of outstanding letters of credit.
(b)	Includes debt due within one year of $155 million, which primarily relates to capital lease obligations. Total capital lease obligations outstanding were $293 million as of December 31, 2002.
(c)	The total does not include AOL Europe redeemable preferred securities of $803 million, including accrued dividends, that are classified as minority interest. These securities are required to be redeemed by the Company in April 2003 in cash, AOL Time Warner common stock, or a combination thereof, at the discretion of the Company.

Other Financing Arrangements

      From time to time, the Company enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities that provide for the accelerated receipt of cash on certain accounts receivables and backlog licensing contracts and the leasing of certain aircraft and property. The Company employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 12 years. The assets and financing associated with these arrangements generally qualify for off-balance sheet treatment. For more detail, see Note 9 to the accompanying consolidated financial statements.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      The following table summarizes the Company’s financing arrangements with SPEs at December 31, 2002:

	Committed	Unused	Outstanding
	Capacity	Capacity	Utilization

	(millions)
Accounts receivable securitization facilities(a)	$1,155	$93	$1,062
Backlog securitization facility(b)	500	—	500
Real estate and aircraft operating leases(c)	443	59	384

Total other financing arrangements	$2,098	$152	$1,946

(a)	Ability to use accounts receivable securitization facilities and backlog securitization facility depends on availability of qualified assets.
(b)	The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.
(c)	Represents current committed capacity. As discussed further in Note 9 to the accompanying consolidated financial statements, a portion of this committed capacity is being used to fund certain costs of AOL Time Warner’s future corporate headquarters, which is expected to ultimately cost approximately $850 million. Of the $850 million, the Company anticipates that approximately $550 million will be funded through the SPE and approximately $300 million will be funded through operating cash flow or additional borrowings.

    In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. Although the Company has not completed its review, variable interest entities created prior to February 1, 2003 have been identified, which the Company anticipates will be consolidated upon the adoption of FIN 46 and result in the recognition of additional long-term debt and a comparable amount of non-current assets of approximately $750 million, including approximately $550 million related to the consolidation of the Company’s new corporate headquarters, approximately $125 million related to the consolidation of certain facilities at Turner and approximately $75 million related to the consolidation of certain aircraft. In addition to approximately $550 million related to the core and shell of the new corporate headquarters, which the Company anticipates will be funded through the SPE, the Company anticipates approximately an additional $300 million of costs to complete the building and prepare the space for occupancy, which will be incurred during 2003 and 2004 and will be funded through operating cash flow or additional borrowings. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The Company cannot currently estimate the amount of any gain or loss, if any, to be recognized upon adoption.

      From time to time the Company has entered into arrangements with investors in which certain films are sold and leased back. The sale-leaseback of the films allows the investors to claim certain international tax benefits of ownership of the film master negatives while the Company maintains control over all exploitation rights and privileges to the films. Such entities are capitalized with the investors’ capital and debt and the investors participate in all of the profits or losses of the entities. The present value to these entities of the future revenue streams attributable to these transactions is $1.3 billion as of December 31, 2002. The Company does not consolidate nor participate in the operating results of the entities. The Company retains certain proceeds of the transactions as consideration for entering into the sale-leaseback transactions, and records the consideration received as a reduction of corresponding film costs. The benefit to the Company from these transactions that was recognized as a reduction to film cost amortization in 2002 totaled $47 million.

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

      As of December 31, 2002 and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company recorded a non-cash charge of $54.235 billion upon adoption of FAS 142. In addition, during the fourth quarter of 2002, the Company recorded an impairment charge relating to goodwill and other intangible assets of $45.538 billion. These charges did not result in a violation of any of the Company’s covenants, including the covenant to maintain at least $50 billion of GAAP net worth contained in the Company’s 2002 Credit Agreements.

      During 2003, the Company received unanimous consent from its bank group to amend its 2002 Credit Facilities. The amendment will, among other changes, replace the Company’s covenant to maintain at least $50 billion of GAAP net worth with an interest coverage covenant of 2.0 times cash interest expense. The amendment will be effective upon the closing of the TWE restructuring.

Debt Reduction Plan

      In January 2003, the Company announced its intention to reduce its overall level of indebtedness in 2003. Specifically, it is the Company’s intention to reduce debt below a 2.75 times ratio of total consolidated net debt to annual EBITDA by the end of 2003. In addition, the Company intends to reduce total consolidated net debt to approximately $20 billion by the end of 2004. The Company anticipates that the reduction in debt will be achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-core assets. As part of this initiative, in January 2003, the Company sold its investment in Hughes for cash proceeds of $783 million and recognized a gain of approximately $50 million.

Contractual and Other Obligations

Firm Commitments

      In addition to the above financing arrangements, the Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such firm commitments are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

      The following table summarizes separately the Company’s material firm commitments at December 31, 2002 and the timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. In addition, the table reflects the timing of principal payments on outstanding debt, which has been previously discussed under “Outstanding Debt and Available Financial Capacity.” The

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Company expects to fund the firm commitments with operating cash flow generated in the normal course of business.

			2007 and
Firm Commitments and Outstanding Debt	2003	2004-2006	thereafter	Total

		(millions)
Programming and production deals	$2,756	$6,463	$6,807	$16,026
TWE restructuring payment	2,100	—	—	2,100
Narrowband and broadband network providers	1,209	1,648	—	2,857
Net operating leases	720	1,620	3,101	5,441
Other firm commitments	1,122	1,785	397	3,304

Total firm commitments	$7,907	$11,516	$10,305	$29,728
Total principal outstanding on long-term debt	897	5,189	21,242	27,328

Total firm commitments and outstanding debt	$8,804	$16,705	$31,547	$57,056

      Following is a description of the Company’s firmly committed contractual obligations at December 31, 2002:

•	The Networks segment (HBO, Turner and The WB Network) enters into agreements with movie studios to air movies they produce. In addition, the Cable segment enters into commitments to purchase programming from cable network providers to provide service to its subscribers. The commitments represent an estimate of future programming costs based on per subscriber rates contained in contracts existing as of December 31, 2002 applied to the number of consolidated subscribers on that date. Such amounts are subject to variability based on changes in the number of future subscribers, the extension of existing contracts, and the entering into of new contracts. These arrangements are collectively referred to as programming and production deals.

•	As previously discussed, as part of the TWE restructuring, TWC Inc. is required to pay Comcast $2.1 billion in cash at the time of the closing of the restructuring. The table does not include the $1.5 billion in AOL Time Warner stock to be issued to Comcast because it is not anticipated to impact the Company’s liquidity or cash flows.

•	AOL has minimum purchase commitments with various narrowband and broadband network providers in order to provide service to its subscribers.

•	Operating lease obligations primarily relate to the minimum lease rental obligations for the Company’s real estate and operating equipment in various locations around the world.

•	Other firm commitments include obligations to music artists, actors, authors and sports personnel and commitments to use certain printing facilities for the production of magazines and books. In addition, other firm commitments includes a payment of $128 million made in January 2003 to acquire an additional 11% interest in The WB Network.

Contingent Commitments

      The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of joint venture investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the joint venture investee. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      The following table summarizes separately the Company’s contingent commitments at December 31, 2002. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not mean that the Company expects to incur an obligation to make any payments during that timeframe.

		Expiration of Commitments

	Total			2007 and
Nature of Contingent Commitments	Commitments	2003	2004-2006	thereafter

	(millions)
Guarantees	$4,522	$383	$997	$3,142
Letters of credit and other contingent commitments	419	171	2	246

Total contingent commitments	$4,941	$554	$999	$3,388

      Following is a description of the Company’s contingent commitments at December 31, 2002:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by formerly owned entities and joint ventures in which AOL Time Warner is or was a venture partner.

•	The Cable segment provides letters of credit for several of its joint ventures. Should these joint ventures default on their debts, AOL Time Warner would be obligated to cover these costs to the extent of the letters of credit. In addition, the Company provides for letters of credit and surety bonds related to insurance premiums and the Cable segment provides for letters of credit and surety bonds that are required by certain local governments when cable is being installed.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 are not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Company has modified its disclosures herein as required.

Equity Method Investments

      Except as otherwise discussed above, AOL Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of AOL Time Warner’s Filmed Entertainment companies was approximately $3.3 billion at December 31, 2002 and approximately $3.8 billion at December 31, 2001, including amounts relating to the licensing of film product to AOL Time Warner’s Networks segment of approximately $850 million at December 31, 2002 and $1.2 billion at December 31, 2001.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 9 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. Of the approximately $3.3 billion of backlog relating to the Filmed Entertainment companies as of December 31, 2002, AOL Time Warner has recorded $737 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the securitization facility and other advanced payments. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

MARKET RISK MANAGEMENT

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

      AOL Time Warner has entered into variable-rate debt that, at December 31, 2002, had an outstanding balance of $3.977 billion. Based on AOL Time Warner’s variable-rate obligations outstanding at December 31, 2002, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease AOL Time Warner’s annual interest expense and related cash payments by approximately $10 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

      AOL Time Warner has entered into fixed-rate debt that, at December 31, 2002, had an outstanding balance of $23.532 billion and a fair value of approximately $24.256 billion. Based on AOL Time Warner’s fixed-rate debt obligations outstanding at December 31, 2002, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $44 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

      AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to AOL Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen and European currency, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). At December 31, 2002, AOL Time Warner had effectively hedged approximately 75% of the estimated net foreign currency exposures that principally relate to anticipated cash flows for royalties and license fees to be remitted to the U.S. over the ensuing hedging period. The hedging period for royalties and license fees covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

denominated revenues back into U.S. dollars, therefore, the hedging period covers a fifteen-month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months providing continuing coverage throughout the hedging period. At December 31, 2002, AOL Time Warner had contracts for the sale of $1.588 billion and the purchase of $1.341 billion of foreign currencies at fixed rates, including net contracts for the sale of $164 million of Japanese yen and $408 million of European currency, and net contracts for the purchase of $343 million of the British pound. At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates, including net contracts for the sale of $206 million of Japanese yen and $121 million of European currency, and net contracts for the purchase of $82 million of the British pound.

      Based on the foreign exchange contracts outstanding at December 31, 2002, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2002 would result in approximately $12 million of net unrealized losses. Conversely, a 5% appreciation of the U.S. dollar would result in approximately $12 million of net unrealized gains. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

      The Company is exposed to market risk as it relates to changes in market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes, many of which are Internet and technology companies. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2002, the Company had $516 million of cost-method investments, primarily relating to private equity securities, $1.714 billion of fair value investments (including approximately $1.696 billion of investments in unrestricted public equity securities held for purposes other than trading and $18 million of equity derivative instruments) and $2.908 billion of investments accounted for using the equity method of accounting.

      In recent years, AOL Time Warner experienced significant declines in the value of certain investments. As a result, the Company has recorded non-cash pretax charges of approximately $2.214 billion in 2002, $2.532 billion in 2001 and $535 million in 2000. These charges were primarily to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting that had experienced other–than-temporary declines in value. In addition, these charges reflect market fluctuations in equity derivative instruments, which resulted in gains of $13 million in 2002, losses of $49 million in 2001 and losses of $70 million in 2000 (Note 7). While AOL Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value. See Note 7 to the accompanying consolidated financial statements for additional discussion.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

CRITICAL ACCOUNTING POLICIES

      The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. AOL Time Warner believes the following represent the critical accounting policies of the Company as contemplated by FRR 60. For a summary of all of the Company’s significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

Merger Accounting

      The merger of America Online and Time Warner has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $147 billion to acquire Time Warner was allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with accounting principles generally accepted in the U.S. at the time the Merger was consummated, AOL Time Warner valued the purchase price to acquire Time Warner based upon the fair value of the AOL Time Warner shares issued in the Merger on the Merger’s announcement date. Due to beneficial market conditions existing at that time, this resulted in a significantly higher purchase price and recorded goodwill than if the purchase price had been valued based upon AOL Time Warner shares on the Merger’s consummation date.

      The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ — the useful life of a customer list may not be the same as the useful life of a music catalogue or copyright. Consequently, to the extent a longer-lived asset (e.g., music copyright) is ascribed greater value under the purchase method than a shorter-lived asset (e.g., customer list), there may be less amortization recorded in a given period.

      Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, AOL Time Warner used the one-year period following the consummation of the Merger to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, AOL Time Warner obtained appraisals from independent valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions were based on available historical information.

Accounting for Goodwill and Other Intangible Assets

      During 2001, the FASB issued FAS 142, which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit (generally, the Company’s operating segment) with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

      During the first quarter of 2002, upon adoption of FAS 142, the Company completed its initial impairment review and recorded a $54.235 billion non-cash pre-tax charge for the impairment of goodwill, substantially all of which was generated in the Merger. During the fourth quarter of 2002, the Company performed its annual impairment review and recorded an additional $45.538 billion charge to reduce the carrying value of goodwill at the AOL segment ($33.489 billion), Cable segment ($10.550 billion) and Music segment ($646 million), as well as a charge to reduce the carrying value of brands and trademarks at the Music segment ($853 million). The $54.235 billion charge is reflected as a cumulative effect of an accounting change and the $45.538 billion charge is reflected as a component of operating income in the accompanying consolidated statement of operations.

      As previously discussed, the Company’s $44.685 billion goodwill impairment charge recognized in the fourth quarter of 2002, reflected the fair value of the Company’s operating divisions as of December 31, 2002.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

As encouraged by FRR60, the following table illustrates the hypothetical goodwill impairment charge assuming both an increase and decrease in the fair value of each of the Company’s operating divisions by 10%.

		Actual 4th Quarter
	Assuming 10%	Impairment	Assuming 10%
	Increase in Fair Value	Charge	Decrease in Fair Value

	(millions)
AOL	$(32,708)	$(33,489)	$(34,270)
Cable(a)	(8,047)	(10,550)	(10,550)
Filmed Entertainment	—	—	—
Networks	—	—	(1,559)
Music(a)	(339)	(646)	(646)
Publishing	—	—	—
Corporate	—	—	—

Total	$(41,094)	$(44,685)	$(47,025)

(a)	Assuming a decline in fair value of 10% would not impact the amount of goodwill impairment because the carrying amount of goodwill was reduced to zero as a result of the actual fourth quarter impairment charge. The analysis does not consider any potential impairments relating to indefinite lived intangibles.

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

      For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

      The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines, and to reflect market fluctuations in equity derivative instruments. These charges were approximately $2.214 billion in 2002 (including $13 million of gains on equity derivative instruments), $2.532 billion in 2001 (including $49 million of losses on equity derivative instruments) and $535 million in 2000 (including $70 million of losses on equity derivative instruments), and are included in other income (expense), net in the accompanying consolidated statement of operations. The portion of the above charges relating to publicly traded securities (including equity derivative instruments) was $1.728 billion in 2002, $2.271 billion in 2001 and $412 million in 2000. A detail of the application of the Company’s investment impairment policy over the last three years is provided in Note 7.

      While AOL Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value. As of December 31, 2002, the Company had several investments for which the fair value of the investment was below carrying value (aggregate fair value of $29.1 million and carrying value of $32.3 million), but the Company had determined that the decline in value was temporary. Assuming that the fair values of these investments remain at their current levels, and assuming no change in any qualitative factors regarding these investments, the Company would expect to record additional impairment charges of approximately $3 million over the first six months of 2003.

Accounting for Pension Plans

      AOL Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company recognized pension expense of $94 million in 2002 and $64 million in 2001. The Company did not recognize pension expense in 2000 because America Online does not sponsor a defined benefit pension plan. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits, and the rate of compensation increases. The determination of these assumptions is discussed in more detail below.

      The Company’s expected long-term rate of return on plan assets was 9.0% as of December 31, 2002 and December 31, 2001. In developing the expected long-term rate of return the Company considered the pension portfolio’s past average rate of earnings, discussions with portfolio managers and comparisons with similar companies. The expected long-term rate of return is based on an asset allocation assumption of 75% equities and 25% fixed income securities, which approximated the actual allocation as of December 31, 2002. A decrease in the expected long-term rate of return (from 9% to 8.5%), while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $7 million in 2002.

      Investment gains and losses result from differences between the expected return and actual return on plan assets. Consistent with accounting principles generally accepted in the U.S., the Company recognizes the gains and losses as a component of pension expense over the average future service period, thereby reducing the year-to-year volatility in pension expense. The Company had total unrecognized actuarial losses of $846 million and $388 million as of December 31, 2002 and 2001, respectively, of which $214 million as of December 31, 2002 and $137 million as of December 31, 2001 related to losses on plan assets. The

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

unrecognized losses reflect the unfavorable performance of the equity markets over the past two years and will result in an increase in pension expense in future periods as they are recognized.

      The Company used a discount rate of 6.75% and 7.5%, as of December 31, 2002 and 2001, respectively, to determine the present value of future benefit payments. The discount rate was determined by comparison against ten-year corporate bond rates and discounts rates used by similar companies. A decrease in the discount rate of 25 basis points while holding all other assumptions constant would have resulted in an increase in the Company’s pension expense of $12 million in 2002.

      Due to the effect of the unrecognized actuarial losses and based upon the Company’s current assumptions, the Company anticipates that its pension expense in 2003 will increase by approximately $100 million, compared to 2002, primarily related to anticipated increases at the Company’s Cable segment and Publishing segment of approximately $25 million and $45 million, respectively. The assumptions underlying the anticipated increase in pension expense are subject to adjustment, which could impact the ultimate pension expense recognized by the Company or its reporting segments.

      During the fourth quarter of 2002, the Company recorded a liability for the unfunded accumulated benefit obligation of approximately $260 million. This liability represents the excess of the accumulated benefit obligation under the Company’s qualified defined benefit pension plans over the fair value of the plans’ assets. In accordance with GAAP, this liability was established by a charge to shareholders’ equity, resulting in no affect to the accompanying consolidated statement of operations. In early 2003, the Company made contributions to plan assets of approximately $257 million, which increased plan assets to a level that approximated the accumulated benefit obligation and resulted in a funded status of approximately 83% relative to the projected benefit obligation.

Revenue and Cost Recognition

      There are two areas related to revenue and cost recognition which incorporate significant judgment and estimates by management — the accounting for multiple-element arrangements and the amortization of film costs resulting from the determination of revenue ultimates under the film accounting rules.

Multiple-Element Transactions

Multiple-Element transactions within AOL Time Warner fall broadly into two categories:

1.	Contemporaneous purchases and sales. In these transactions, the Company is selling a product or service (e.g., advertising services) to a customer and at the same time purchasing goods or services from that customer or making an investment in the customer; and

2.	Sales of multiple products or services. In these transactions, the Company is selling multiple products or services to a counterparty.

Contemporaneous Purchases and Sales

      In the normal course of business, AOL Time Warner enters into transactions where it is purchasing a product, service or making (or selling) an investment in a (or to a) vendor and at the same time it is negotiating a contract for the sale of advertising to the vendor. For example, when negotiating programming arrangements with cable networks, our Cable segment will, at times, simultaneously negotiate for the sale of advertising to the cable network. Similarly, when negotiating network service arrangements with network providers our AOL segment may simultaneously negotiate for the sale of advertising to these network providers. These arrangements may be documented in one contract or may be documented in two separate

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

contracts; whether there are one or two contracts, these arrangements are negotiated simultaneously. In accounting for these arrangements, we look to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29); and

•	EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-09).

      The Company measures these transactions based on the respective fair values of the goods or services purchased and the goods or services sold. If the Company is unable to determine the fair value of one or more of the element(s) being purchased, then revenue recognition is limited to the total consideration received for the products or services sold less the amounts paid that can be supported. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer, but fair value for the software cannot be reliably determined, the Company would limit the amount of revenue recognized related to the advertising sold to $8 million. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer, but fair value for the equity investment is only determined to be $1 million, the Company would limit the amount of revenue recognized related to the advertising sold to $9 million. Accordingly, the judgments made regarding fair value in accounting for these arrangements impact the period revenues, expenses and net income over the term of the contract.

      In determining the fair value of the respective elements the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions. For example, in determining the fair value of a non-publicly traded equity security purchased at the same time the Company sells a good or a service to an investee, the Company would look to what other investors who do not have other contemporaneous transactions have paid in the most recent round of financings with the investee. If the investment is publicly traded, fair value would be determined by reference to quoted market prices. In addition, the stated terms of a transaction are considered to be at fair value to the extent that the Company has received price protection in the form of “most favored nation” clauses or similar contractual provisions.

      Finally, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction may provide support for the fair value of the other element of a transaction. For example, if the Company sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment would implicitly support the fair value of the advertising sold since there are only two elements in the arrangement.

Sales of Multiple Products or Services

      The Company’s policy for revenue recognition in instances where there are multiple elements being sold at the same time to the same counterparty is in accordance with the Frequently Asked Question Guide on SAB 101 and is similar to the principles underlying the recently finalized EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each element of the transaction. If the Company has objective fair value evidence for each element of the transaction, then it accounts for each element of the transaction independently as it is being delivered based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more elements of the transaction, the Company generally recognizes advertising revenue on a straight line-basis over the term of the agreement. For example, the AOL division might agree to place advertising for a customer, build brand awareness for the customer on the customer’s various websites and provide that the customer will be the exclusive provider of specified services to AOL subscribers. Since the AOL division is providing multiple services for which it is unable to determine the fair value of each element, the revenue from this transaction would be recorded on a straight line-basis over the term of the agreement.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Filmed Entertainment Revenues and Costs

      An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, while a film is being produced and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred including exploitation costs, in order to determine whether the value of a film has been impaired and thus requires an immediate write off of unrecoverable film costs. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. Similarly, the recognition of participations and residuals is recognized based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

      Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film and the expected number of theatres at which the film will be released. Management updates such estimates based on the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would generally have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would result in the understatement of amortized film costs for the period. Since the total film cost to be amortized for a given film is fixed, the estimate of ultimate revenues impacts only the timing of film cost amortization.

Gross Versus Net Revenue Recognition

      In the normal course of business, the Company acts an intermediary or agent with respect to certain payments received from third parties. For example, the Music segment distributes music product (e.g. CD’s and DVD’s) on behalf of third party record labels, the Filmed Entertainment segment distributes films, on behalf of independent film producers, the Publishing segment utilizes subscription agents to increase magazine subscribers, the AOL segment sells advertising on behalf of third parties and our Cable segment collects taxes on behalf of franchising authorities.

      The accounting issue encountered in these arrangements is whether the Company should report revenue based on the “gross” amount billed to the ultimate customer or on the “net” amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues, less expenses) flows through operating income. Accordingly, the impact on operating income is the same, whether the Company records the revenue on a gross or net basis. For example, if the Company’s Music segment distributes a CD to a wholesaler for $15 and passes $10 to the third party record label, should the Music segment record gross revenue from the wholesaler of $15 and $10 of expenses or should they record the net revenues they keep of $5? In either case, the impact on operating income is $5.

      Determining whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as the “principal” in a transaction or acting as an “agent” in the transaction. To the extent the Company is acting as a principal in a transaction the Company reports as revenue the payments received on a gross basis. To the extent the Company is acting as an agent in a transaction the Company reports as revenue the payments received less commissions and other payments to third parties, i.e., on a net basis. The determination of whether the Company is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

      In determining whether the Company serves as principal or agent in these arrangements the Company follows the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to such guidance, the Company serves as the principal in transactions in which it

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

has substantial risks and rewards of ownership. The indicators that the Company has substantial risks and rewards of ownership are as follows:

•	The Company is the supplier of the products or services to the customer;
•	The Company has general inventory risk for a product before it is sold;
•	The Company has latitude in establishing prices;
•	The Company has the contractual relationship with the ultimate customer;
•	The Company modifies and services the product purchased to meet the ultimate customer specifications;
•	The Company has discretion in supplier selection; and
•	The Company has credit risk.

      Conversely, pursuant to EITF 99-19 the Company serves as agent in arrangements where the Company does not have substantial risks and rewards of ownership. The indicators that the Company does not have substantial risks and rewards of ownership are as follows:

•	The supplier (not AOL Time Warner) is responsible for providing the product or service to the customer;
•	The supplier (not AOL Time Warner) has latitude in establishing prices;
•	The amount the Company earns is fixed; and
•	The supplier (not AOL Time Warner) has credit risk.

      Based on the above criteria and for our more significant transactions that we evaluated, the Music segment records the distribution of product on behalf of third party record labels on either a gross or net basis depending on the terms of the contract, the Filmed Entertainment segment records revenue from the distribution of films on behalf of independent film producers on a gross basis, the Publishing segment records revenue net of commissions paid to subscription agents, the AOL segment records revenue from the sale of third party advertising predominately on a gross basis and the Cable segment records revenue from the collection of franchise fees on a gross basis.

Accounting for Advances

      Another area of judgment affecting reported net income is management’s estimate of the recoverability of artist advances and publisher advances. The recoverability of those assets is based on management’s forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether those amounts are recoverable, management evaluates the current and past popularity of the artists or publishers, the initial commercial acceptability of the product, the current and past popularity of the genre of music or book that the product is designed to appeal to, and other relevant factors. Based on this information, management expenses the portion of such advances that it believes is not recoverable.

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

RISK FACTORS AND CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Risk Factors

      If the events discussed in these risk factors occur, the Company’s business, financial condition, results of operations or cash flows could be materially adversely affected. In such case, the market price of the Company’s common stock could decline.

      The Company’s America Online business may be adversely affected by competitive market conditions and may not be able to execute its business strategy. The Company’s America Online business has recently announced its strategy to revitalize the business and respond to the changing competitive environment. The strategic plan focuses on improving the products and services it offers consumers, and includes the following primary components:

•	continuing to focus on the profitability of members using narrowband Internet access;
•	managing the migration of members to broadband and multiband by improving the broadband and multiband product;
•	focusing on the member experience with new features, content, community and customer service;
•	growing non-subscription revenues by stabilizing and expanding its advertising business, developing premium services such as online games and voice services, and identifying and developing commerce marketplaces such as online liquidations of goods;
•	taking steps to continue to reduce losses at the international businesses and working to bring them to profitability; and
•	continuing cost management.

      America Online is in the beginning stages of implementation of the strategy. Each of these initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties and success in anticipating and keeping up with technological developments and consumer preferences. The results of the strategy and implementation will not be known for some time in the future. If America Online is unable to implement the strategy successfully or properly react to changes in market conditions, AOL Time Warner’s financial condition, results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses, and some of the new strategy components, if successful, may result in lower profit margins (for example, broadband members generally generate lower profit margins than narrowband members).

      Each year a significant portion of AOL subscribers cancel or are terminated. In the past, AOL has been able to attract sufficient new members to more than offset cancellations and terminations. It is uncertain whether America Online can continue to register new subscribers in numbers sufficient to replace those subscribers who cancel or are terminated and may experience increased volatility in its subscriber base as well as declines in the number of subscribers. America Online recently has experienced declines in the number of U.S. subscribers, to approximately 26.5 million at December 31, 2002, and anticipates that it will experience further declines due to the maturing narrowband services subscriber universe, subscribers adopting broadband service, a reduction in direct marketing response rates, an increase in subscriber terminations and cancellations, and the Company’s previously stated increased focus on improving the profitability of its narrowband membership base. In addition, as the overall size of the subscriber base becomes larger, the difficulty in maintaining and growing the subscriber base increases because the number of new subscribers required to offset those subscribers who terminate or are cancelled also becomes larger. America Online faces increased competition from other providers of Internet services, including both online services such as Microsoft MSN

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

and AT&T Worldnet and providers of broadband access such as cable and telephone companies who have greater access to and control of the methods used to provide Internet services to users.

      Maintaining and growing the subscriber base has become more challenging as the popularity of broadband Internet access has increased. As more people switch to broadband, especially as offered by other providers, America Online will need to develop a compelling broadband product to attract members who are willing to pay additional amounts for the content and functionality provided by America Online. Since many of the premium services will be provided via broadband, a successful premium services strategy may be linked to success with its broadband strategies. It is also unclear how successful America Online will be in promoting and selling its new premium services to members generally. In addition, other Internet service providers may have more resources to devote to development and marketing of their services, or may be able to offer low-priced alternatives to the AOL service. To be successful in its broadband strategy, America Online will need to maintain and further its existing arrangements with certain cable and telephone companies, as well as develop successful business relationships with additional large broadband access providers. Further, changes in the current regulatory environment may adversely impact America Online’s ability to provide broadband services at competitive prices.

      Ongoing investigations by the Securities and Exchange Commission and the Department of Justice and pending shareholder litigation could affect AOL Time Warner’s operations. The Securities and Exchange Commission (the “SEC”) and the Department of Justice (the “DOJ”) are investigating the Company’s financial reporting and disclosure practices. As of March 25, 2003, there were thirty-eight putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties pending against AOL Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There are also three actions making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that AOL Time Warner made material misrepresentations and/or omissions of material facts in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. As noted, there are also related derivative actions and ERISA actions. The Company is unable to predict the outcome of the SEC and DOJ investigations and the pending shareholder litigation. The Company is incurring expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against the Company, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See “Overview — Recent Developments — Update on SEC and DOJ Investigations.”

      An inability to achieve the Company’s debt-reduction goals could adversely affect the Company’s common stock price. The Company has announced a goal of decreasing its total consolidated debt (net of cash) over the period ending December 2004. If it is unable to achieve this goal, including by using free cash flow, completing the planned initial public offering of its cable business, selling non-core assets and using other de-leveraging initiatives, the price of its common stock could be adversely affected.

      Technological developments may adversely affect the Company’s competitive position and limit its ability to protect its valuable intellectual property rights. AOL Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and are subject to potential pressure from competitors as a result of their technological developments. For example:

•	The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies such as satellite and DSL; by the failure to choose

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services and video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	The Company’s America Online business may be adversely affected by competitors’ abilities to more quickly develop new technologies, including more compelling features/functionalities and premium services for Internet users; and by the uncertainty of the costs for obtaining rights under patents that may cover technologies and methods used to deliver new services;

•	The Company’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of personal video recorder or other technologies that have “ad-stripping” functions, and technological developments that facilitate the piracy of its copyrighted works; and

•	The Company’s music business may be adversely affected by technological developments, such as Internet peer-to-peer file sharing and CD-R activity, that facilitate the piracy of music; by its inability to enforce the Company’s intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment.

Caution Regarding Forward-Looking Statements

      The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaim any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

      AOL Time Warner operates in highly competitive, consumer-driven and rapidly changing media, entertainment and Internet businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. AOL Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results or AOL Time Warner or its business segments in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in AOL Time Warner’s other filings with the SEC and the following:

      For AOL Time Warner’s America Online businesses:

•	the ability to successfully implement a new strategy;

•	the ability to develop new products and services to remain competitive;

•	the ability to develop, adopt or have access to new technologies;

•	the ability to successfully implement its broadband and multiband strategy;

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

•	the ability to have access to distribution channels controlled by third parties;

•	the ability to retain and grow its subscriber base profitably;

•	the ability to provide adequate server, network and system capacity;

•	the risk of unanticipated increased costs for network services, including increased costs and business disruption resulting from the financial difficulties being experienced by a number of AOL’s network service providers, such as WorldCom;

•	increased competition from providers of Internet services, including providers of broadband access;

•	the ability to attract more traditional advertisers to the online advertising medium;

•	the ability to maintain or renew existing advertising or marketing commitments, including the ability to renew or replace large multi-period advertising arrangements with similar commitments or with shorter term advertising sales;

•	the risk that online advertising industry will not improve at all or at a rate comparable to improvements in the general advertising industry;

•	the ability to maintain or enter into new electronic commerce, marketing or content arrangements;

•	the risks from changes in U.S. and international regulatory environments affecting interactive services; and

•	the ability to reduce losses at its international businesses and bring them to profitability.

      For AOL Time Warner’s cable business:

•	more aggressive than expected competition from new technologies and other types of video programming distributors, including satellite and DSL;

•	increases in government regulation of basic cable or equipment rates or other terms of service, such as “digital must-carry,” “forced access” or common carrier requirements; government regulation of other services, such as broadband cable modem service;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services or video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers; and

•	greater than expected increases in programming or other costs.

      For AOL Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that may facilitate piracy of its copyrighted works;

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop a successful business model for delivery of feature films in a digital online environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;

•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and

•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

      For AOL Time Warner’s network businesses:

•	greater than expected news gathering, programming or production costs;

•	public or cable operator resistance to price increases and the negative impact on premium programmers of increases in basic cable rates;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cyclicality and to new media technologies;

•	the negative impact of consolidation among cable and satellite distributors;

•	piracy of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of personal video recorder “ad-stripping” functions on advertising sales and network branding;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

      For AOL Time Warner’s music business:

•	the ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists;

•	the ability to continue to enforce its intellectual property rights in digital environments; piracy of music by means of Internet peer-to-peer file sharing and organized and home CD-R activity;

•	the ability to develop a successful business model applicable to a digital online environment;

•	the ability to maintain retail product pricing in a competitive environment;

•	the potential loss of catalog if it is determined that recording artists have a right to recapture sound recordings under the United States Copyright Act;

•	the potential repeal of Subsection (b) of California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

•	the risk that there will be other federal and state statutes enacted which are similar to California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;

•	risks from disruptions in the retail environment from bankruptcies, store closings and liquidity problems of record retailers;

•	risks associated with foreign currency exchange rates;

•	the ability to utilize DVD manufacturing capacity fully and to maintain current DVD manufacturing pricing; and

•	the overall strength of global music sales.

      For AOL Time Warner’s print media and publishing businesses:

•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new sources of circulation;

•	unanticipated increases in paper, postal and distribution costs, including costs resulting from financial pressure on the U.S. Postal Service;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel; and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

      For AOL Time Warner generally, the overall financial strategy, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, the risk of war, increased expenses as a result of the SEC and Department of Justice investigations and the shareholder litigation pending against AOL Time Warner, as well as the risk of costs associated with judgments in or settlements of such matters, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at its segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

AOL TIME WARNER INC.

CONSOLIDATED BALANCE SHEET
December 31,
(millions)

	2002	2001

ASSETS

Current assets
Cash and equivalents	$1,730	$719
Receivables, less allowances of $2.379 and $1.889 billion	5,667	6,054
Inventories	1,896	1,791
Prepaid expenses and other current assets	1,862	1,687

Total current assets	11,155	10,251
Noncurrent inventories and film costs	3,351	3,490
Investments, including available-for-sale securities	5,138	6,886
Property, plant and equipment	12,150	12,669
Intangible assets subject to amortization	7,061	7,289
Intangible assets not subject to amortization	37,145	37,708
Goodwill	36,986	127,420
Other assets	2,464	2,791

Total assets	$115,450	$208,504

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,459	$2,266
Participations payable	1,689	1,253
Royalties and programming costs payable	1,495	1,515
Deferred revenue	1,209	1,451
Debt due within one year	155	48
Other current liabilities	6,388	6,443

Total current liabilities	13,395	12,976
Long-term debt	27,354	22,792
Deferred income taxes	10,823	11,231
Deferred revenue	990	1,048
Other liabilities	5,023	4,839
Minority interests	5,048	3,591
Shareholders’ equity
Series LMCN-V Common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
AOL Time Warner Common Stock, $0.01 par value, 4.305 and 4.258 billion shares outstanding	43	42
Paid-in capital	155,134	155,172
Accumulated other comprehensive income (loss), net	(428)	49
Retained earnings (loss)	(101,934)	(3,238)

Total shareholders’ equity	52,817	152,027

Total liabilities and shareholders’ equity	$115,450	$208,504

See accompanying notes.

AOL TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2002	2001	2000

Revenues:
Subscriptions	$18,959	$15,657	$4,777
Advertising and commerce	7,680	8,260	2,273
Content and other	14,322	13,249	555

Total revenues(a)	40,961	37,166	7,605
Costs of revenues(a)	(24,315)	(20,533)	(3,866)
Selling, general and administrative(a)	(9,916)	(9,079)	(1,864)
Amortization of goodwill and other intangible assets	(732)	(7,186)	(99)
Impairment of goodwill and other intangible assets	(45,538)	—	—
Merger and restructuring costs	(335)	(250)	(10)

Operating income (loss)	(39,875)	118	1,766
Interest expense, net	(1,783)	(1,353)	275
Other expense, net(a)	(2,498)	(3,567)	(208)
Minority interest income (expense)	(278)	46	—

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(44,434)	(4,756)	1,833
Income tax provision	(140)	(139)	(712)

Income (loss) before discontinued operations and cumulative effect of accounting change	(44,574)	(4,895)	1,121
Discontinued operations, net of tax	113	(39)	—

Income (loss) before cumulative effect of accounting change	(44,461)	(4,934)	1,121
Cumulative effect of accounting change	(54,235)	—	—

Net income (loss)	$(98,696)	$(4,934)	$1,121

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$(10.01)	$(1.11)	$0.48
Discontinued operations	0.03	—	—
Cumulative effect of accounting change	(12.17)	—	—

Basic net income (loss) per common share	$(22.15)	$(1.11)	$0.48

Average basic common shares	4,454.9	4,429.1	2,323.0

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$(10.01)	$(1.11)	$0.43
Discontinued operations	0.03	—	—
Cumulative effect of accounting change	(12.17)	—	—

Diluted net income (loss) per common share	$(22.15)	$(1.11)	$0.43

Average diluted common shares	4,521.8	4,584.4	2,595.0

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenue	$678	$721	$99
Cost of revenues	(130)	(296)	—
Selling, general and administrative	(83)	10	10
Interest income (expense), net	14	30	—
Other income (expense), net	(9)	(19)	—

See accompanying notes.

AOL TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2002	2001	2000

OPERATIONS
Net income (loss)(a)	$(98,696)	$(4,934)	$1,121
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,235	—	—
Impairment of goodwill and other intangible assets	45,538	—	—
Depreciation and amortization	3,059	8,936	443
Amortization of film costs	2,536	2,380	—
Loss on writedown of investments	2,227	2,537	465
Gain on sale of investments	(136)	(34)	(358)
Equity in losses of investee companies after distributions	399	975	36
Changes in operating assets and liabilities, net of acquisitions:
Receivables	200	(469)	(84)
Inventories	(2,489)	(2,801)	—
Accounts payable and other liabilities	70	(1,973)	996
Other balance sheet changes	(176)	68	(668)
Adjustments relating to discontinued operations	265	596	—

Cash provided by operating activities	7,032	5,281	1,951

INVESTING ACTIVITIES
Acquisition of Time Warner Inc. cash and equivalents	—	690	—
Investments in available-for-sale securities	—	(527)	(283)
Other investments and acquisitions, net of cash acquired	(7,779)	(3,650)	(2,065)
Capital expenditures and product development costs from continuing operations	(3,023)	(3,213)	(778)
Capital expenditures from discontinued operations	(206)	(408)	—
Investment proceeds from available-for-sale securities	134	30	527
Other investment proceeds	414	1,821	283

Cash used by investing activities	(10,460)	(5,257)	(2,316)

FINANCING ACTIVITIES
Borrowings	23,535	10,692	104
Debt repayments	(18,984)	(9,900)	(1)
Redemption of redeemable preferred securities of subsidiaries	(255)	(575)	—
Proceeds from exercise of stock option and dividend reimbursement plans	297	926	318
Current period repurchases of common stock	(102)	(3,031)	—
Dividends paid and partnership distributions from discontinued operations, net	(11)	(59)	—
Dividends paid from continuing operations	—	(4)	—
Principal payments on capital leases	(61)	—	—
Other	20	36	—

Cash provided (used) by financing activities	4,439	(1,915)	421

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,011	(1,891)	56
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	719	2,610	2,554

CASH AND EQUIVALENTS AT END OF PERIOD	$1,730	$719	$2,610

(a)	Includes net income (loss) from discontinued operations of $113 million in 2002 and $(39) million in 2001.

See accompanying notes.

AOL TIME WARNER INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

			Retained
			Earnings
	Common	Paid-In	(Accumulated
	Stock	Capital	Deficit)	Total

BALANCE AT DECEMBER 31, 1999	$23	$4,266	$2,042	$6,331
Net income	—	—	1,121	1,121
Realized and unrealized losses on derivative financial instruments, net of $1 million tax benefit	—	—	(1)	(1)
Unrealized losses on securities, net of $861 million tax benefit	—	—	(1,405)	(1,405)

Comprehensive loss	—	—	(285)	(285)
Shares issued for acquisitions	—	275	—	275
Shares issued in connection with the conversion of convertible debt	—	244	—	244
Shares issued pursuant to stock option and employee stock purchase plans, included $711 million tax benefit	1	1,028	—	1,029
Amortization of compensatory stock options	—	13	—	13
Other	—	(880)	—	(880)

BALANCE AT DECEMBER 31, 2000	24	4,946	1,757	6,727
Shares issued in connection with the America Online-Time Warner merger	19	146,411	—	146,430
Reversal of America Online’s deferred tax valuation allowance	—	4,439	—	4,439

Balance at December 31, 2000 adjusted to give effect to America Online-Time Warner merger	43	155,796	1,757	157,596
Net loss(a)	—	—	(4,934)	(4,934)
Foreign currency translation adjustments	—	—	(11)	(11)
Unrealized gains on securities, net of $2 million tax provision(a)	—	—	4	4
Realized and unrealized losses on derivative financial instruments, net of $3 million tax benefit	—	—	(5)	(5)

Comprehensive (loss)	—	—	(4,946)	(4,946)
Repurchases of AOL Time Warner common stock	(1)	(3,045)	—	(3,046)
Shares issued pursuant to stock options, restricted stock dividend reinvestment and benefit plans included $1.466 billion income tax benefit	2	2,421	—	2,423

BALANCE AT DECEMBER 31, 2001	44	155,172	(3,189)	152,027
Net loss	—	—	(98,696)	(98,696)
Foreign currency translation adjustments	—	—	(193)	(193)
Unrealized gains on securities, net of $37 million tax provision(b)	—	—	56	56
Realized and unrealized losses on derivative financial instruments, net of $10 million tax benefit	—	—	(21)	(21)
Unfunded accumulated benefit obligation, net of $213 million income tax benefit	—	—	(319)	(319)

Comprehensive (loss)	—	—	(99,173)	(99,173)
Repurchases of AOL Time Warner Stock	—	(102)	—	(102)
Dilution of interest in Time Warner Entertainment Company L.P., net of $276 million income tax impact	—	(414)	—	(414)
Shares issued pursuant to stock options, restricted stock, dividend reinvestment and benefit plans including $161 million income tax benefit	1	478	—	479

BALANCE AT DECEMBER 31, 2002	$45	$155,134	$(102,362)	$52,817

(a)	Includes a $34 million pretax reduction (tax effect of $14 million) related to realized gains on the sale of securities in 2001 and an increase of $629 million pretax (tax effect of $251 million) related to impairment charges on investments that had experienced other-than-temporary declines. These charges are included in the 2001 net loss.

(b)	Includes a $40 million pretax reduction (tax effect of $16 million) related to realized gains on the sale of securities in 2002 and an increase of $738 million pretax (tax effect of $295 million) related to impairment charges on investments that had experienced other-than-temporary declines. These charges are included in the 2002 net loss.

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

      AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing. Financial information for AOL Time Warner’s various business segments is presented in Note 16.

      Each of the business interests within AOL Time Warner — AOL, Cable, Filmed Entertainment, Networks, Music and Publishing — is important to management’s objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading worldwide Internet service AOL, leading Web properties, such as Netscape, instant messaging services, such as ICQ and AOL Instant Messenger, and AOL music properties, such as the AOL Music Channel, (2) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (3) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (4) leading television networks, such as The WB Network, HBO, Cinemax, CNN, TNT, TBS Superstation and Cartoon Network, (5) copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International and (6) magazine franchises, such as Time, People and Sports Illustrated.

      A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). As of December 31, 2002, AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by subsidiaries of Comcast Corp. (“Comcast”), which acquired the interest in TWE that was previously held by AT&T Corp. (“AT&T”) upon consummation of the merger of Comcast and AT&T’s broadband businesses in November 2002. In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE, which is expected to be completed in early 2003 (Note 6).

Basis of Presentation

SEC and DOJ Investigations

      The Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) are investigating the Company’s financial reporting and disclosure practices. Refer to Note 17 for additional information.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Because the Merger was not consummated on or before December 31, 2000, the accompanying financial statements and notes for 2000 reflect only the financial results of America Online, as predecessor to AOL Time Warner, and are therefore not comparable to the Company’s financial results for 2002 and 2001. The Time Warner financial results for the year ended December 31, 2000 are presented in the Company’s Current Report on Form 8-K/A filed February 9, 2001. In addition, the following supplemental pro forma information for 2000 assumes that the Merger was consummated on January 1, 2000.

2000
Pro Forma

(unaudited;
millions)
Revenues	$35,324
Operating loss	(689)
Loss before discontinued operations and cumulative effect of accounting change	(3,914)
Basic and diluted net loss per common share before discontinued operations and cumulative effect of accounting change	$(0.91)

Discontinued Operations

      As discussed in Note 4, beginning in the third quarter of 2002, the Company’s results of operations have been adjusted to reflect the results of certain cable television systems held in the TWE-Advance/Newhouse Partnership (“TWE-A/N”) as discontinued operations for all periods presented herein. For 2002, for the six months ended June 30, 2002 (e.g., the most recent reported period prior to the deconsolidation), the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the year ended December 31, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. The discontinued operations did not impact the Company’s results in 2000 because the Company’s ownership interest in these cable television systems was acquired in the Merger. As of December 31, 2001, the discontinued operations had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed in the restructuring of TWE-A/N.

Impact of Significant Acquisitions

      In addition to the Merger, which affected the comparability of the Company’s financial results for the periods before and after and the Merger, the Company’s financial results for 2002 have been impacted by the following acquisitions that cause them not to be comparable to the results reported in 2001 and 2000.

•	Consolidation of AOL Europe, S.A. (“AOL Europe”). On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann AG’s (“Bertelsmann”) 49.5% interest in AOL Europe for $5.3 billion in cash and on July 1, 2002 acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Note 5). As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority controlling interest in and began consolidating AOL Europe, retroactive to the beginning of 2002. In connection with amendments to this transaction, the Company entered into an agreement with Bertelsmann to expand its advertising relationship (Note 17).

•	Consolidation of IPC Group Limited (“IPC”). In October 2001, AOL Time Warner’s Publishing segment acquired IPC, the parent company of IPC Media, from Cinven, a European private equity firm, for approximately $1.6 billion. The Company began consolidating the results of IPC on October 1, 2001.

•	Consolidation of Road Runner. In August 2002, AOL Time Warner’s Cable segment acquired Advance/Newhouse’s 17% indirect attributable ownership in Road Runner, increasing the Company’s fully attributed ownership to approximately 82%. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, AOL Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of the 2002.

      If the consolidation of AOL Europe, IPC and Road Runner had occurred on January 1, 2001, for the year ended December 31, 2001, the Company’s consolidated revenues would have increased by $1.278 billion to $38.502 billion, operating income would have decreased by $980 million to an operating loss of $862 million, net loss would have increased by $916 million to $5.850 billion, and net loss per share would have increased by $0.21 to $1.32.

New Accounting Principles

Revenue Classification Changes

Reimbursement of “Out-of-Pocket” Expenses

      In January 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. EITF 01-14 was effective for AOL Time Warner in the first quarter of 2002 and required retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts AOL Time Warner’s Cable and Music segments. As a result of applying the guidance of EITF 01-14, the Company’s revenues and costs presented herein were retroactively increased by an equal amount of $388 million in 2001 with no impact in 2000.

Emerging Issues Task Force Issue No. 01-09

      In April 2001, the EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for AOL Time Warner in the first quarter of 2002 and requires retroactive restatement of all periods presented to reflect the new accounting provisions. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues. This change in revenue classification impacts AOL Time Warner’s AOL, Music and Publishing segments. As a result of applying the provisions of EITF 01-09, the Company’s revenues and costs presented herein were retroactively reduced by an equal amount of $195 million in 2001 and $10 million in 2000.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities and Exchange Commission Staff Accounting Bulletin No. 101

      In the fourth quarter of 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While the Company’s existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified. As a result of applying the provisions of SAB 101, the Company’s revenues and costs were reduced by an equal amount of $161 million for 2000.

New Accounting Standard for Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. In addition, FAS 142 requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its initial impairment review and recorded a $54.199 billion non-cash pretax charge for the impairment of goodwill, which excludes a $36 million goodwill impairment charge associated with equity method investees. Substantially all of the impaired goodwill was generated in the Merger. The charge reflects overall market declines since the Merger was announced in January 2000, is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 2).

      During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and other intangible assets and recorded an additional non-cash charge of $45.538 billion, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $45.538 billion includes charges to reduce the carrying value of goodwill at the AOL segment ($33.489 billion), Cable segment ($10.550 billion) and Music segment ($646 million), as well as a charge to reduce the carrying value of brands and trademarks at the Music segment ($853 million).

      The $33.489 billion charge at the AOL segment reflects the AOL segment’s lower than expected performance, including the continued decline in the online advertising market. The $10.550 billion charge at the Cable segment reflects current market conditions in the cable television industry, as evidenced by the decline in the stock prices of comparable cable television companies. The $1.499 billion charge at the Music segment reflects declining valuations in the music industry, primarily due to the negative effects of piracy.

      The impairment charges are non-cash in nature and do not affect the Company’s liquidity or result in the non-compliance with respect to any debt covenants, including the covenant to maintain at least $50 billion of GAAP net worth contained in the Company’s credit agreements.

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. Although the Company has not completed its review, variable interest entities created prior to February 1, 2003 have been identified, which the Company anticipates will be consolidated upon the adoption of FIN 46 and result in the recognition of additional long-term debt and a

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

comparable amount of non-current assets of approximately $750 million, including approximately $550 million related to the consolidation of the Company’s new corporate headquarters, approximately $125 million related to the consolidation of certain facilities at Turner and approximately $75 million related to the consolidation of certain aircraft. In addition to approximately $550 million related to the core and shell of the new corporate headquarters, which the Company anticipates will be funded through the SPE, the Company anticipates approximately an additional $300 million of costs to complete the building and prepare the space for occupancy, which will be incurred during 2003 and 2004 and will be funded through operating cash flow or additional borrowings. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The Company cannot currently estimate the amount of any gain or loss, if any, to be recognized upon adoption.

Stock-Based Compensation

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company’s consolidated financial statements, however, the Company has modified its disclosures as provided for in the new standard.

Exit and Disposal Activities

      In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of FAS 146 will have a material impact on the Company’s consolidated financial statements.

Multiple Element Arrangements

      In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company’s consolidated financial statements.

Consideration Received from a Vendor by a Customer

      In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF 02-16 to have a material impact on the Company’s consolidated financial statements.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 are not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Company has modified its disclosures herein as required.

Asset Retirement Obligations

      In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 became effective for AOL Time Warner in the first quarter of 2002. The provisions of FAS 143 did not have a material impact on the Company’s consolidated financial statements.

Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 became effective for AOL Time Warner in the first quarter of 2002. The provisions of FAS 144 did not have a material impact on the Company’s consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a material impact on AOL Time Warner’s consolidated financial statements.

Summary of Significant Accounting Policies

Basis of Consolidation and Accounting for Investments

      The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of AOL Time Warner and all companies in which AOL Time Warner has a controlling

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

voting interest (“subsidiaries”), as if AOL Time Warner and its subsidiaries were a single company. Intercompany accounts and transactions between the consolidated companies have been eliminated.

      The Company’s fiscal year-end is December 31, however certain foreign locations are on a month lag. In addition, during 2002, the Company’s domestic Music operations changed its fiscal year end from December 31 to November 30 in order to be consistent with Music’s foreign operations which had previously been operating under a November fiscal year end. The impact of this change was not material to the Company’s overall financial results. To the extent a significant and or unusual transaction or event occurs during the one month lag period, it would be accounted for within the Company’s year-end financial statements (See Note 3).

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

      Under the equity method, only AOL Time Warner’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only AOL Time Warner’s share of the investee’s earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows. In circumstances where the Company’s ownership in an investee is in the form of a preferred security or otherwise senior security, AOL Time Warner’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Similarly, the Company, uses the hypothetical–liquidation-at-book-value method to determine the earnings or losses attributable to minority partners of partially owned consolidated companies, including TWE. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

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

      AOL Time Warner has certain accounts receivable facilities that provide for the accelerated receipt of cash on available accounts receivables and licensing contracts. These securitization transactions are accounted for as a sale in accordance with FAS 140 because the Company relinquished control of the receivables. Since the Company has relinquished control over these receivables and does not control the Qualifying SPE that holds the receivables, the amounts held in these securitization facilities are not included in the consolidated financial statements of the Company.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Business Combinations

      Business combinations have been accounted for using either the purchase method or the pooling-of-interests method of accounting. Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the effective date of acquisition. The cost to acquire companies, including transaction costs, have been allocated to the underlying net assets of the acquired company in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired has been recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed in the period of acquisition. In certain purchase business combinations, the Company may review the operations of the acquired company and implement plans to restructure its operations. As a result, the Company may accrue a liability related to these restructuring plans using the criteria prescribed in EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The impact of accruing these liabilities in connection with a purchase business combination is that the related cost is reflected as a liability assumed in the acquisition and results in additional goodwill as opposed to being included as a charge in the current period determination of income (Note 3). The application of the purchase method of accounting requires significant judgments and assumptions, which is further discussed in Critical Accounting Policies.

      Other business combinations completed by America Online prior to the Merger have been accounted for under the pooling-of-interests method of accounting. In such cases, the assets, liabilities and stockholders’ equity of the acquired entities were combined with America Online’s respective accounts at recorded values.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior period financial statements have been restated to give effect to the combination unless the effect of the business combination is not material to the financial statements of America Online (Note 5). As previously discussed, FAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, entered into after July 1, 2001.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

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

      AOL enters into rebate and other promotional programs with its commerce partners. During 1999, AOL began to offer cash rebates to subscribers who agree to subscribe for a defined period of time. AOL capitalizes

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the cost of the rebates and amortizes the amount on a straight-line basis as a reduction of revenues over the period in which services are performed, typically not to exceed three years. This treatment is consistent with the guidance in EITF 01-09. Capitalized rebates amounted to $75 million as of December 31, 2002 and $245 million as of December 31, 2001. Rebates considered current assets are included within Prepaid expenses and other current assets and amounted to $63 million as of December 31, 2002 and $150 million as of December 31, 2001. Rebates not considered current assets are included within Other assets and amounted to $12 million as of December 31, 2002 and $95 million as of December 31, 2001.

      For other promotional programs, in which consumers are typically offered a subscription to AOL’s subscription services at no charge as a result of purchasing a product from the commerce partner, AOL records subscription revenue, based on net amounts received from the commerce partner, if any, on a straight-line basis over the term of the service contract with the subscriber.

Cable

      Cable revenues are principally derived from video and high speed data subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues, including advertising purchased by programmers, are recognized in the period that the advertisements are exhibited. Video programming costs are recorded as the services are provided. Launch fees received by the Company from programming vendors are recognized as a reduction of expense over the life of the related programming arrangement. Fees received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction in marketing expense in the period such reimbursements are received.

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

Networks

      Network revenues are primarily derived from subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues are recognized in the period that the advertisements are exhibited. The cost of rights to exhibit feature films and other programming on the networks during one or more availability periods (“programming costs”) generally are recorded as inventory when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Inventories of theatrical and television product are stated at the lower of unamortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire Time Warner in 2001 was allocated to its theatrical and television product, including an allocation to purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized on a straight-line basis over twenty years, which approximated the use of the film-forecast method. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Film inventories generally include the unamortized cost of completed theatrical and television films, theatrical films and television series in production pursuant to a contract of sale, film rights acquired for the home video market, advances pursuant to agreements to distribute third-party films and the Library.

Barter Transactions

      AOL Time Warner enters into transactions that exchange advertising for advertising. Such transactions are recorded at the estimated fair value of the advertising received or given in accordance with the provisions of the EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” In addition, AOL Time Warner enters into transactions that exchange advertising for products and services, which are accounted for similarly. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to the Company’s consolidated statement of operations for any of the periods presented herein.

Multiple-Element Arrangements

      In the normal course of business, AOL Time Warner sells advertising inventory that involves more than one segment (“multiple-element arrangements”). For example, a single marketing partner may purchase an advertising package from AOL Time Warner to provide the customer with print advertising at Time Inc., online promotion across the Internet at the AOL segment and on-air commercial spots across various networks at the Networks segment (i.e., Turner and The WB Network). Multiple-element arrangements also include situations where the Company is both a vendor and a customer with the same counterparty.

      In accounting for these multiple-element arrangements, one of the key judgments to be made is the value that is attributable to the different contractual elements of the overall contract. The appropriate allocation of

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value not only impacts which segment is credited with the revenue, it also could impact the amount of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by each of the segments, as previously discussed.

      In determining the amount of revenue that each segment should recognize, the Company follows the guidance contained in SAB 101: Frequently Asked Questions and Answers (“SAB 101 FAQ”), which is similar to the principles underlying the recently finalized EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 101 FAQ prescribes that in circumstances where multiple elements are being sold, revenue should be allocated to each element based on the relative fair value of that element to the aggregate fair value of all elements, irrespective of the dollar amounts ascribed to each of the elements in the related contract. Accordingly, it is necessary for management to determine the fair value of each element. When available, such determination is based on the pricing of similar cash arrangements that are not part of a multi-element arrangement (e.g., advertising spots are valued based on third-party pricing for similar time slots and placement).

      AOL Time Warner also enters into transactions where it is purchasing a product, service or making an investment in a vendor and at the same time it is negotiating a contract for the sale of advertising to the vendor. For example, when negotiating programming arrangements with cable networks, the Company’s Cable segment will, at times, simultaneously negotiate for the sale of advertising to the cable network. Similarly, when negotiating network service arrangements with network providers the AOL segment may simultaneously negotiate for the sale of advertising to these network providers. These arrangements may be documented in one contract or may be documented in two separate contracts; whether there are one or two contracts, these arrangements are negotiated simultaneously. In accounting for these arrangements, the Company looks to the guidance contained in the following authoritative literature.

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29); and

•	EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-09).

      The Company measures these transactions based on the respective fair values of the goods or services purchased and the goods or services sold. If the Company is unable to determine the fair value of one or more of the element(s) being purchased, then revenue recognition is limited to the total consideration received for the products or services sold less amounts paid. The accounting for multiple-element arrangements requires significant judgments and estimates, which are further discussed in Critical Accounting Policies.

Advertising Costs

      AOL Time Warner expenses advertising costs for theatrical and television product as incurred in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 00-2, “Accounting by Producers and Distributors of Films” (“SOP 00-2”). Other advertising costs, including advertising associated with the launch of new cable channels and products, are generally expensed upon the first exhibition of the advertisement in accordance with AICPA SOP 93-7, “Reporting on Advertising Costs.” Advertising expense was $4.530 billion in 2002, $3.757 billion in 2001 and $829 million in 2000. In addition, the Company had deferred advertising costs of $30 million at December 31, 2002 and $47 million at December 31, 2001, which primarily related to prepaid advertising, which will be expensed upon first exhibition of the advertisement.

Cash and Equivalents

      Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative and Financial Instruments

      Effective January 1, 2001, AOL Time Warner adopted FASB Statement No. 133, as amended by FASB Statement No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of FAS 133 did not have a material effect on AOL Time Warner’s financial statements (Note 15).

      The carrying value of AOL Time Warner’s financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 9) and certain differences relating to investments accounted for at cost and other financial instruments that are not significant (Note 7). The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line method over useful lives ranging up to forty years for buildings and related improvements and up to sixteen years for furniture, fixtures and other equipment. For cable television plant upgrades and cable converters and modems, depreciation is provided generally over useful lives of 16 and 3-5 years, respectively. Property, plant and equipment consists of:

	December 31,

	2002	2001

	(millions)
Land and buildings	$2,355	$2,107
Cable television equipment	9,089	9,966
Furniture, fixtures and other equipment	5,119	4,310

	16,563	16,383
Less accumulated depreciation	(4,413)	(3,714)

Total	$12,150	$12,669

      The Company periodically reviews the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      AOL’s subscription services are comprised of various features, which contribute to the overall functionality of the services. AOL capitalizes costs incurred for the production of computer software that generates the functionality within its products. Capitalized costs typically include direct labor and related overhead for software produced by AOL as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible, as well as maintenance costs of established products, are expensed as incurred. All costs in the software development process that are experimental in nature are classified as research and development and are expensed as incurred until the technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. Included in cost of revenues are research and development costs totaling $136 million in 2002, $105 million in 2001 and $129 million in 2000. The total net book value of capitalized software costs was approximately $287 million and $325 million as of December 31, 2002 and December 31, 2001, respectively.

Goodwill and Other Intangible Assets

      As a creator and distributor of branded information and entertainment copyrights, AOL Time Warner has a significant and growing number of intangible assets, including goodwill, cable television and sports franchises, film and television libraries, music catalogues, contracts and copyrights, and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, AOL Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films, television series and compact discs, generally are either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles and new television networks, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. However, intangible assets acquired in business combinations accounted for under the purchase method of accounting are recorded at fair value on the Company’s consolidated balance sheet. As of January 1, 2001, in connection with the Merger, the intangible assets of Time Warner, including the significant value of internally generated intangible assets, were recorded at fair value on AOL Time Warner’s consolidated balance sheet. However, the fair value of internally generated intangible assets of America Online’s businesses, and increases in the fair value of or creation of intangible assets related to Time Warner businesses subsequent to the consummation of the Merger, are not reflected on AOL Time Warner’s consolidated balance sheet.

      As discussed previously, FAS 142, which became effective on January 1, 2002, required that goodwill and certain other intangible assets deemed to have an indefinite useful life cease amortizing. As a result, a substantial portion of the Company’s goodwill and intangible assets, including cable television franchises, sports franchises and brands and trademarks, ceased amortizing. However, the Company continues to amortize intangible assets that are deemed to have a finite useful life, including music catalogues and copyrights, film and television libraries, and customer lists, which are amortized over weighted average useful lives of 20, 17, and 5 years, respectively. Amortization of goodwill and intangible assets was $732 million in 2002, $7.186 billion in 2001 and $99 million in 2000. Accumulated amortization of goodwill and intangible assets was $5.885 billion at December 31, 2002 and $8.594 billion at December 31, 2001.

      AOL Time Warner periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For intangible assets subject to amortization, to the extent the fair value of the intangible asset, determined based upon the estimated future cash inflows on a discounted basis attributable to the asset, less estimated future cash outflows on a discounted basis, are less than the carrying amount, an impairment loss is recognized. The determination of impairment of goodwill and other intangible assets requires significant judgment and estimates, which is further discussed under Critical Accounting Policies.

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

Stock-Based Compensation

      The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. AOL Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note 13).

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As previously discussed, in 2002 the FASB issued FAS 148. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002.

      Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, AOL Time Warner’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

	(millions, except per share
	amounts)
Net income (loss), as reported	$(98,696)	$(4,934)	$1,121
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,034)	(1,431)	(653)

Pro forma net income	$(99,730)	$(6,365)	$468

Net income (loss) per share:
Basic — as reported	$(22.15)	$(1.11)	$0.48

Basic — pro forma	$(22.39)	$(1.44)	$0.20

Diluted — as reported	$(22.15)	$(1.11)	$0.43

Diluted — pro forma	$(22.39)	$(1.44)	$0.18

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

Comprehensive Income (Loss)

      Comprehensive income (loss), which is reported on the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss), consists of net income and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the U.S., are excluded from net income (loss). For AOL Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments and foreign currency translation gains and losses.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following summary sets forth the components of other comprehensive income (loss) accumulated in shareholders’ equity:

					Accumulated
	Foreign	Net	Derivative	Unfunded	Other
	Currency	Unrealized	Financial	Accumulated	Comprehensive
	Translation	Gains on	Instrument	Benefit	Income
	Losses	Securities	Losses	Obligation	(Loss)

	(millions)
Balance at December 31, 2000	$—	$62	$(1)	$—	$61
2001 activity	(11)	4	(5)	—	(12)

Balance at December 31, 2001	(11)	66	(6)	—	49
2002 activity	(193)	56	(21)	(319)	(477)

Balance at December 31, 2002	$(204)	$122	$(27)	$(319)	$(428)

Adjustments to Intercompany Revenue

      The Company has adjusted consolidated revenues contained herein to properly reflect certain international DVD manufacturing transactions between the Music segment and the Filmed Entertainment segment that were previously and inadvertently classified as third-party transactions. These transactions were identified as a result of the Company’s internal control procedures and have been properly eliminated from consolidated revenues. As a result of the adjustments, the Company’s 2002 consolidated content and other revenues and total consolidated revenues were revised downward by $104 million from amounts previously reported in the Company’s Earnings Release on January 29, 2003. Similarly, the Company’s 2001 consolidated content and other revenues and total consolidated revenues were revised downward by $58 million from amounts previously reported in the Company’s 2001 Form 10-K/A filed on January 28, 2003. These reductions in consolidated revenues were immaterial and completely offset by a corresponding elimination of intercompany cost of revenue. As such, the adjustments did not impact the Company’s operating income, net income or cash flows.

Reclassifications

      Certain reclassifications have been made to the prior year’s financial information to conform to the 2002 presentation.

2.     GOODWILL AND INTANGIBLE ASSETS

      As discussed in Note 1, in January 2002, AOL Time Warner adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter.

      Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 16 Segment Information. This methodology differs from AOL Time Warner’s previous policy, as provided under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill was recoverable.

      Upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner recorded a non-cash charge of $54.199 billion to reduce the carrying value of goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the accompanying consolidated statement of

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology, market comparisons, recent comparable transactions or a combination thereof.

      The $54.199 billion goodwill impairment is associated entirely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the decline in the Company’s stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company’s reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger has been reallocated to the AOL segment.

      During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and other intangible assets and recorded an additional charge of $45.538 billion, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $45.538 billion is reflective of the overall decline in market values and includes charges to reduce the carrying value of goodwill at the AOL segment ($33.489 billion), Cable segment ($10.550 billion) and Music segment ($646 million), as well as a charge to reduce the carrying value of brands and trademarks at the Music segment ($853 million).

      The $33.489 billion charge at the AOL segment reflects the AOL segment’s lower than expected performance, including the continued decline in the online advertising market. The $10.550 billion charge at the Cable segment reflects current market conditions in the cable television industry, as evidenced by the decline in the stock prices of comparable cable television companies. The $1.499 billion charge at the Music segment reflects declining valuations in the music industry, including the negative effect of piracy.

      A summary of changes in the Company’s goodwill during the year ended December 31, 2002, and total assets at December 31, 2002, by business segment is as follows (millions):

	Goodwill
						Total Assets
			Cumulative Effect
	January 1,	Acquisitions &	of Accounting	4th Quarter	December 31,	December 31,
	2002(1)	Adjustments(2)	Change(3)	Impairment	2002	2002

AOL	$27,729	$8,536	$—	$(33,489)	$2,776	$7,757
Cable	33,259	267	(22,976)	(10,550)	—	37,732
Filmed Entertainment (4)	9,110	(71)	(4,091)	—	4,948	16,401
Networks(5)	33,562	(4)	(13,077)	—	20,481	31,907
Music	5,477	(35)	(4,796)	(646)	—	6,080
Publishing	18,283	(243)	(9,259)	—	8,781	14,009
Corporate	—	—	—	—	—	1,564

Total	$127,420	$8,450	$(54,199)	$(44,685)	$36,986	$115,450

(1)	Reflects the reallocation of goodwill to the AOL reporting unit under FAS 142.
(2)	Includes goodwill created in acquisitions consummated in 2002 (e.g., AOL Europe) as well as adjustments to the Company’s preliminary purchase price allocation for several acquisitions consummated in 2001. Specifically, the ultimate goodwill associated with certain acquisitions (including IPC, Business 2.0, Synapse and This Old House) was adjusted during 2002 as the value of the assets and liabilities (including merger liabilities) acquired were finalized.
(3)	The impairment charge does not include approximately $36 million related to goodwill impairments associated with equity investees.
(4)	Includes impairments at Warner Bros. of $2.851 billion and at the Turner filmed entertainment businesses of $1.240 billion.
(5)	Includes impairments at the Turner cable networks of $10.933 billion, HBO of $1.933 billion and The WB Network of $211 million.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The impairment charges are non-cash in nature and do not affect the Company’s liquidity or result in the non-compliance with respect to any debt covenants, including the covenant to maintain at least $50 billion of GAAP net worth contained in the Company’s main revolving credit agreements.

      The Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of December 31, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net

Intangible assets subject to amortization:
Music catalogues and copyrights	$3,189	$(323)	$2,866	$3,080	$(153)	$2,927
Film library	3,559	(391)	3,168	3,559	(196)	3,363
Customer lists and other intangible assets	1,836	(809)	1,027	1,519	(520)	999

Total	$8,584	$(1,523)	$7,061	$8,158	$(869)	$7,289

Intangible assets not subject to amortization:
Cable television franchises (b)	$28,244	$(1,497)	$26,747	$28,452	$(1,878)	$26,574
Sports franchises	500	(20)	480	500	(20)	480
Brands, trademarks and other intangible assets(c)	10,238	(320)	9,918	10,974	(320)	10,654

Total	$38,982	$(1,837)	$37,145	$39,926	$(2,218)	$37,708

(a)	Accumulated amortization for intangible assets not subject to amortization relates to amortization expense recognized prior to the adoption of FAS 142.
(b)	The change in cable television franchises primarily relates to the restructuring of TWE-A/N, which resulted in the deconsolidation of the gross and accumulated amortization balances relating to the cable television franchise intangible assets of the Advance/Newhouse Systems. The decline in the gross balance was offset in part by the increase in the carrying value of AT&T’s interest in TWE-A/N as part of the restructuring.
(c)	The decrease in brands, trademarks and other intangible assets primarily relates to the impairment of brands and trademarks at the Music segment.

    The Company recorded amortization expense of $732 million in 2002 compared to $7.186 billion in 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $705 million; 2004: $650 million; 2005: $651 million; 2006: $557 million; and 2007: $374 million. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      For the year ended December 31, 2002, the Company acquired the following intangible assets (in millions):

		Weighted Average
		Amortization Period

Music catalogues and copyrights	$74	15 years
Customer lists and other intangible assets subject to amortization	413	5 years
Cable television franchises(a)	891	Indefinite
Brands, trademarks and other intangible assets	117	Indefinite

Total	$1,495

(a)	The increase in cable television franchises primarily relates to the increase in the carrying value of Comcast’s interest in TWE-A/N as part of a restructuring of that partnership (Note 4).

    The Company’s 2001 and 2000 results of operations do not reflect the provisions of FAS 142. Had AOL Time Warner adopted FAS 142 on January 1, 2000, the net income (loss) and basic and diluted net income (loss) per common share would have been the adjusted amounts indicated below:

	Year Ended December 31, 2001

		Net income	Net income
		(loss) per basic	(loss) per diluted
	Net income	common share	common share

	(millions, except per share amounts)
As reported	$(4,934)	$(1.11)	$(1.11)
Impact of dilutive shares on net loss	—	—	0.03
Add: Goodwill amortization	5,252	1.18	1.15
Add: Intangible amortization	1,414	0.32	0.31
Add: Equity investee goodwill amortization	473	0.11	0.10
Minority interest impact	(163)	(0.04)	(0.04)
Income tax impact(a)	(705)	(0.16)	(0.15)
Discontinued operations	40	0.01	0.01

Adjusted	$1,377	$0.31	$0.30

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

	Year Ended December 31, 2000

		Net income	Net income
	Net income	per basic	per diluted
	(loss)	common share	common share

	(millions, except per share amounts)
As reported	$1,121	$0.48	$0.43
Add: Goodwill amortization	73	0.03	0.03

Adjusted	$1,194	$0.51	$0.46

3.     MERGER AND RESTRUCTURING COSTS

Merger Costs

      In accordance with generally accepted accounting principles in the United States, AOL Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the Merger, or otherwise did not qualify as a liability or cost assumed in a purchase business combination, including AOL Time Warner’s acquisition of Time Warner. Merger costs both capitalized and expensed are discussed in more detail in the following paragraphs.

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

      Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Time Warner business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 8,200. As of December 31, 2002, approximately 6,400 of the terminations and relocations had occurred. The remaining 1,800 terminations and relocations are no longer expected to occur. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee has been terminated (generally for periods up to 24 months). Employee termination payments of $300 million were made in 2001 and $244 million were paid in 2002. In addition during 2002, there were non-cash reductions in the restructuring accrual of $154 million, as actual employee termination payments were less than amounts originally estimated. As of December 31, 2002, the remaining liability of $182 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

      The restructuring accrual also includes approximately $460 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company consolidated certain operations and has exited other under-performing operations, including the Studio Stores operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exit activities specifically includes incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exit activities were $165 million in 2001 and $122 million in 2002. In addition, during 2002, there were non-cash reductions in the restructuring accrual associated with other exit activities of approximately $44 million, as actual payments were less than amounts originally estimated. As of December 31, 2002, the remaining liability of $129 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner is as follows (in millions):

	Employee	Other
	Termination	Exit Costs	Total

Initial Accruals	$880	$460	$1,340
Cash paid — 2001	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	580	295	875
Cash paid — 2002	(244)	(122)	(366)
Non-cash reductions(a) — 2002	(154)	(44)	(198)

Restructuring liability as of December 31, 2002	$182	$129	$311

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Merger Costs Expensed as Incurred

      During 2001, the Company’s restructuring plans also included $250 million of merger-related costs that were expensed in accordance with generally accepted accounting principles and are included in “merger and restructuring costs” in the accompanying consolidated statement of operations. Of the $250 million, $153 million related to employee termination benefits, primarily at the AOL segment, and $97 million related to other exit costs. The other exit costs relate to contractual terminations for various leases and contractual commitments relating to terminated projects, including the termination of the iPlanet alliance with Sun Microsystems Inc. The number of employees expected to be terminated at the AOL segment was 2,430. As of December 31, 2002, substantially all of the terminations had occurred. The severed employees spanned all major departments and divisions in the AOL segment, including Technology, Digital City, MapQuest, AOL Brand, Member Services, Interactive Marketing, Compuserve, Business Affairs, AIM/ICQ, Wireless Strategy, Spinner, Acquisition Marketing, iPlanet, Technology & Systems Development, AOL Products, Interactive Properties and Netscape. These Merger-related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Time Warner. As of December 31, 2002, approximately $14 million of the $250 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$153	$97	$250
Cash paid — 2001	(107)	(38)	(145)

Remaining liability as of December 31, 2001	46	59	105
Cash paid — 2002	(25)	(54)	(79)
Non-cash reductions — 2002	(12)	—	(12)

Remaining liability as of December 31, 2002	$9	$5	$14

Other Merger-Related Costs Treated as Expense

      During 2000, America Online recognized merger-related costs of $10 million primarily related to the acquisition of MapQuest. This charge primarily consisted of investment banker fees, contract termination fees, severance and other personnel costs, fees for legal and accounting services and other expenses directly related to this merger transaction. All of this cost was paid as of December 31, 2000. This cost was expensed in accordance with generally accepted accounting principles covering acquisitions using the pooling-of-interests

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

method of accounting and are included in “merger-related costs” in the accompanying consolidated statement of operations in 2000.

Restructuring Costs

      During the year ended December 31, 2002, the Company incurred and accrued other restructuring costs of $335 million that related to various employee and contractual terminations, including certain contractual employee termination benefits. Of the $335 million of restructuring costs, $266 million related to AOL, $46 million related to Corporate, $15 million related to Cable, and $8 million related to Music. The Music segment has recorded approximately $20 million of restructuring costs (including $13 million incurred between the Music segment’s November 30 year-end and the Company’s December 31, 2002 year-end), which were partially offset by the reversal of a previously recorded accrual of $12 million as a result of it no longer being probable that the related contractual employee termination benefits would be paid by the Company (Note 1).

      Included in the restructuring charge was $131 million related to lease obligations of the AOL segment for network modems that will no longer be used because network providers are upgrading their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services. During the year, plans were established under which network providers would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems will no longer be in use.

      In addition, included in the restructuring charge was approximately $100 million related to work force reductions and represented employee termination benefits. Employee termination costs occurred across the AOL, Cable, Music and Corporate segments and ranged from senior executives to line personnel. The number of employees expected to be terminated was approximately 1,000. As of December 31, 2002, substantially all the terminations had occurred. The remaining $104 million primarily related to incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs. As of December 31, 2002, $84 million has been paid against these accruals. The remaining $251 million is primarily classified as a current liability in the accompanying consolidated statement of operations.

	Employee		Other
	Terminations	Exit Costs	Total

Restructuring costs	$100	$235	$335
Reversal of portion of prior year charge	12	—	12

Accruals	112	235	347
Cash paid — 2002	(5)	(79)	(84)

Remaining liability as of December 31, 2002	$107	$156	$263

4.     CABLE-RELATED TRANSACTIONS AND INVESTMENTS

Restructuring of TWE-Advance/Newhouse and Road Runner Partnerships

      Prior to August 1, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. The financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, prior to August 1, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse.

      On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002, (the “Debt Closing Date”) resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility, which is independent of and not guaranteed by AOL Time Warner, to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, AOL Time Warner and TWE have deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities. The restructuring was completed on December 31, 2002.

      As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s attributable interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, AOL Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

      In connection with the TWE-A/N restructuring, AOL Time Warner recognized a non-cash pretax gain of approximately $1.4 billion, which is offset by approximately $1.2 billion of minority interest expense, and recorded in discontinued operations in the accompanying consolidated statement of operations. The gain was calculated as the difference between the fair value received in the restructuring (e.g., the Company’s increased economic interest in the TWE-A/N cable systems remaining under the management of the Company) and the carrying value surrendered (e.g., the carrying value of the Company’s interest in the Advance/Newhouse Systems). In order to determine fair value, in addition to internal analysis, the Company obtained an appraisal from an independent valuation firm. Of this gain, approximately $1.2 billion related to AT&T’s interest in the Advance/Newhouse Systems, which is held through its interest in TWE, a consolidated subsidiary of the Company. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations. However, because this gain relates to AT&T’s interest in TWE-A/N, it is offset by an equal amount of minority interest expense, which is similarly included as part of discontinued operations. The remaining pretax gain of $188 million relates to AOL Time Warner’s interest in TWE-A/N. The $188 million pretax gain primarily relates to Advance/Newhouse’s payment to AOL Time Warner to effectively compensate AOL Time Warner for certain adverse tax consequences incurred as a result of the restructuring. The payment was in the form of Advance/Newhouse assuming more than their pro rata share of TWE-A/N’s outstanding debt in the restructuring. The $188 million pretax gain related to AOL Time Warner’s interest in TWE-A/N is significantly less than the approximate $1.2 billion gain related to AT&T’s interest in TWE-A/N because the carrying value of AOL Time Warner’s interest in TWE-A/N, including its interest in the Advance/Newhouse Systems, was recently adjusted to fair value as part of the purchase accounting for the Merger. Exclusive of the gains associated with these transactions, the impact of the TWE-A/N restructuring on AOL Time Warner’s consolidated net income is substantially mitigated because the earnings of TWE-A/

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N attributable to Advance/Newhouse’s historical one-third interest was reflected as minority interest expense. As stated previously, this historical minority interest expense is currently classified as part of the discontinued operations for all periods presented.

Time Warner Telecom

      Time Warner Telecom Inc. (“Time Warner Telecom”) is a provider of local and regional optical broadband networks and services to business customers and, as of January 1, 2001, Time Warner Telecom was owned 48% by AOL Time Warner, 15% by AT&T, 15% by the Advance/Newhouse minority partners in TWE-A/N, and 22% by other third parties. AOL Time Warner’s interest in Time Warner Telecom is being accounted for using the equity method of accounting.

      In January 2001, Time Warner Telecom completed a public offering of an additional 7.475 million shares of its common stock at a price of $74.44, raising proceeds of approximately $556 million (the “Time Warner Telecom Offering”). In connection with the Time Warner Telecom Offering, AOL Time Warner’s ownership in Time Warner Telecom was diluted from 48% to 44%. During 2002 and 2001, the Company recorded impairment charges of approximately $1.2 billion and $800 million, respectively for other-than-temporary declines in the fair value of its investment in Time Warner Telecom (Note 7).

Cable Television System Joint Ventures

      Time Warner Cable has a 50% interest in a number of unconsolidated cable television systems that served an aggregate 1.6 million subscribers and had combined debt of approximately $2.1 billion as of December 31, 2002. Unconsolidated cable television joint ventures include AOL Time Warner’s investment in Texas Cable Partners, L.P. (“Texas Cable”), which as of December 31, 2002 served approximately 1.2 million subscribers, and Kansas City Cable Partners (“Kansas City Cable”), which as of December 31, 2002 served approximately 306,000 subscribers. As of December 31, 2002, Texas Cable and Kansas City Cable had outstanding debt of approximately $1.764 billion (including $268 million due to TWE) and $399 million, respectively.

5.     OTHER BUSINESS COMBINATIONS

2002 Transactions

      On January 31, 2002, AOL Time Warner acquired 80% of Bertelsmann’s 49.5% interest in AOL Europe for $5.3 billion in cash as a result of Bertelsmann’s exercise of its initial put option. On July 1, 2002 AOL Time Warner acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash. As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest in and began consolidating AOL Europe, retroactive to the beginning of 2002. Previously, the Company owned a 49.5% preferred interest in AOL Europe and accounted for its investment using the equity method of accounting. In connection with amendments to this transaction, the Company entered into an agreement with Bertelsmann to expand its advertising relationship (Note 17). AOL Europe is Europe’s leading Internet, online and e-commerce services company, reaching consumers in ten countries and five languages through its AOL and CompuServe subscription services, the AOL and CompuServe portals and the AOL Instant Messenger, CompuServe Office and Netscape registered user services.

      As of January 1, 2002, AOL Europe had total assets of approximately $150 million, consisting principally of approximately $88 million in receivables and approximately $52 million in cash and equivalents. In addition, AOL Europe had approximately $2.0 billion of total liabilities, including $573 million of debt, approximately $415 million of other current liabilities and approximately $1 billion of redeemable preferred securities, including $255 million of redeemable preferred securities redeemed in February 2002. The assets and liabilities of AOL Europe are included in the AOL segment. In connection with the allocation of the purchase price paid by AOL Time Warner to acquire the additional interest in AOL Europe, the AOL

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

segment recognized approximately $8.4 billion of goodwill and approximately $230 million of subscriber lists, which will be amortized over a useful life of 5 years with no residual value. At January 31, 2002, AOL Europe had $573 million of debt which was subsequently refinanced with AOL Time Warner debt carrying lower interest rates. Additionally, in February 2002, certain redeemable preferred securities previously issued by AOL Europe were redeemed for $255 million. AOL Europe’s remaining $725 million of preferred securities are required to be redeemed in April 2003 for $812 million including accrued dividends, in cash, AOL Time Warner common stock, or a combination thereof, at the discretion of the Company (Note 11). The Company has completed its valuation process for these intangible assets and the allocation of the purchase price has been finalized.

2001 Transactions

      In 2001, AOL Time Warner acquired businesses for an aggregated purchase price of approximately $2.2 billion, substantially all of which was paid in cash during the year. Of these amounts, approximately $1.6 billion relates to the October acquisition of 100% of IPC Group Limited, the parent company of IPC Media (“IPC”), and approximately $285 million, net of cash acquired, relates to the December acquisition of approximately an additional 60% interest in Synapse Group Inc. (“Synapse”). IPC is the leading consumer magazine publisher in the United Kingdom with approximately 80 titles, including Woman’s Own, Marie Claire and Horse & Hound. The financial results of IPC have been included in AOL Time Warner’s consolidated results since October 1, 2001. Synapse is a leading U.S. magazine subscription agent. AOL Time Warner had a previous ownership interest in Synapse of approximately 20%, which was accounted for using the equity method of accounting. The results of Synapse have been included in the consolidated results of AOL Time Warner since December 1, 2001. In connection with the purchase price allocation, the Publishing segment recognized approximately $1.9 billion of goodwill and approximately $256 million of intangible assets. The intangible assets that are subject to amortization will be amortized over a useful life of primarily 5 years. In addition, during 2001, AOL Time Warner completed the acquisitions of Business 2.0, eVoice, Inc., InfoInteractive Inc., Obongo, Inc. and various cable systems and other businesses.

2000 Transactions

      In 2000, America Online entered into several business combinations accounted for under the purchase method of accounting, including the acquisitions of 100% of Quack.com, Inc., iAmaze, Inc., LocalEyes Corporation and the 20% interest in Digital City, Inc. that it did not already own. The aggregate purchase price, including transaction costs, was approximately $357 million. America Online recognized goodwill of approximately $343 million on these acquisitions. The financial results of these acquisitions have been included in America Online’s financial results since their respective acquisition dates. In addition, America Online completed mergers with Prophead Development, Inc. (“Prophead”) and MapQuest.com Inc. (“MapQuest”) which were accounted for using the pooling-of-interests method. In connection with these mergers, America Online issued approximately 12.3 million shares for all of the outstanding common shares of the acquired companies. As Prophead’s historical results were not material in relation to those of America Online, the financial information prior to the acquisition of Prophead has not been restated to reflect the results of this acquisition. The accompanying financial statements have been restated to include the results of MapQuest for all periods presented. For the year ended December 31, 2000 (through the date of the merger) MapQuest’s revenues were approximately $22 million and the net loss was approximately $22 million.

6.     INVESTMENT IN TWE

Partnership Structure

      TWE is a Delaware limited partnership that was capitalized in 1992 and currently owns and operates substantially all of the Filmed Entertainment-Warner Bros., Networks-HBO and The WB Network, and

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cable businesses previously owned by subsidiaries of AOL Time Warner. Prior to the change in ownership relating to the exercise of an option held by AT&T, which is discussed below, AOL Time Warner, through its wholly owned subsidiaries, collectively owned general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by AT&T. AT&T’s interest in TWE was acquired by Comcast upon consummation of the merger of Comcast and AT&T’s broadband business in November 2002. Certain AOL Time Warner subsidiaries are the general partners of TWE (the “AOL Time Warner General Partners”).

      During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. In accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” AOL Time Warner has reflected the pretax impact of the dilution of its interest in TWE of approximately $690 million as an adjustment to paid-in-capital.

      In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. The restructuring is expected to be completed on March 31, 2003. The TWE restructuring will result in the following: (i) AOL Time Warner will acquire complete ownership of TWE’s content assets (including Warner Bros. and Home Box Office, which will become separate, wholly owned subsidiaries of the Company); (ii) all of AOL Time Warner’s directly-owned cable television system interests will be contributed to a separate company which will become a majority-owned subsidiary of AOL Time Warner and will be renamed Time Warner Cable Inc. (“TWC Inc.”); (iii) TWE will become a subsidiary of TWC Inc. and will continue to own the cable television system interests it previously owned; (iv) Comcast will receive $2.1 billion in cash, which the Company anticipates will be funded through a new credit facility at TWC Inc. that has not yet been established and AOL Time Warner equity securities valued at $1.5 billion; (v) a Comcast Trust will also retain a 21% economic interest in the Company’s cable business, through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest; and (vi) AOL Time Warner will retain an overall 79% economic interest in the cable business, through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component.

      Based upon its 89.3% controlling voting interest in TWC Inc., AOL Time Warner will consolidate the results of TWC Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that TWC Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity, including the $2.4 billion preferred interest held by AOL Time Warner. Subject to market and other conditions, AOL Time Warner expects to complete an initial public offering of TWC Inc. common stock during 2003. It is anticipated that the first $2.1 billion of net proceeds raised in any such offering would be used to repay TWC Inc.’s debt incurred to fund the $2.1 billion cash payment to Comcast. Thereafter, Comcast will have certain priority registration rights with respect to its interest in TWC Inc.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      A summary of the priority of Undistributed Contributed Capital, AOL Time Warner’s ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 2002 and priority capital rates of return thereon is as set forth below:

			Priority
	Undistributed	Cumulative	Capital
	Contributed	Priority	Rates of	% Owned
Priority of Undistributed Contributed Capital	Capital(a)	Capital	Return(b)	by AOL Time Warner

	(billions)
Series A Capital	$5.6	$22.0	13.00%	72.36%
Series B Capital	2.9 (c)	11.4	13.25%	100.00%
Residual Capital	3.3 (c)	3.3 (d)	— (d)	72.36%

(a)	Excludes partnership income or loss allocated thereto.

(b)	To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11.00% and 11.25%, respectively.

(c)	The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

(d)	Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

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

      TWE reported a net loss of $21.219 billion and $1.032 billion for the year ended December 31, 2002 and 2001, respectively. In 2002, this loss included a $21.763 billion non-cash charge related to the cumulative effect of an accounting change and a $2.355 billion impairment charge for goodwill, each of which was allocated from AOL Time Warner. In addition, in 2002 there was a $1.182 billion gain attributed to the minority partners of TWE in connection with the restructuring of TWE-A/N (Note 4). Because of the

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

priority rights over allocations of income/loss and distributions of TWE held by the AOL Time Warner General Partners, of the remaining $1.717 billion of TWE’s income, $1.488 billion was allocated to AOL Time Warner and $229 million was allocated to the minority partners of TWE, including $6 million of pretax gains attributable to Comcast that were recognized in connection with the sale or exchange of various cable television systems at TWE. For 2001, $1.015 billion of TWE’s net loss was allocated to AOL Time Warner and $17 million was allocated to the minority partners of TWE, net of $28 million of pretax gains attributable to AT&T that were recognized in connection with the sale or exchange of various cable television systems at TWE.

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

      At December 31, 2002 and 2001, the AOL Time Warner General Partners had recorded $8 million and $446 million respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner common stock of $13.10 and $32.10, respectively. AOL Time Warner is paid when the options are exercised. The AOL Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During 2002, the AOL Time Warner General Partners received distributions from TWE in the amount of $497 million, consisting of $473 million of tax-related distributions and $24 million of stock option related distributions. During 2001, the AOL Time Warner General Partners received distributions from TWE in the amount of $317 million, consisting of $53 million of tax-related distributions and $264 million of stock option related distributions. In addition to the tax and stock option distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

7.     INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

      AOL Time Warner’s investments, including available-for-sale securities, consist of:

	December 31,

	2002	2001

	(millions)
Equity-method investments	$2,908	$3,776
Cost-method investments(a)	516	646
Fair-value investments, including equity derivative instruments(a)	1,714	2,464

Total	$5,138	$6,886

(a)	The fair value of AOL Time Warner’s cost-method and fair-value investments, including equity derivative instruments, was approximately $2.2 billion at December 31, 2002, and $3.1 billion at December 31, 2001.

Investment Gains

      Prior to June 2002, the Columbia House Company Partnerships (“Columbia House”) was a 50-50 joint venture between AOL Time Warner and Sony Corporation of America (“Sony”). In June 2002, AOL Time Warner and Sony each sold 85% of their respective 50% interest in Columbia House to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. Under the terms of the sale agreement, the Company received proceeds of approximately $125 million in cash and a subordinated note receivable from Columbia House Holdings, Inc., a majority owned subsidiary of Black-

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stone, with a face amount of approximately $35 million. The sale has resulted in the Company recognizing a pretax gain of approximately $59 million, which is included in other expense, net, in the accompanying consolidated statement of operations. In addition, the Company has deferred an approximate $28 million gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As a result of the sale, the Company’s interest in Columbia House has been reduced to 7.5%. As part of the transaction, AOL Time Warner will continue to license music and video product to Columbia House for a five-year period.

      During the second quarter of 2002, approximately 1.6 million shares of preferred stock of TiVo Inc. (“TiVo”) held by the Company were redeemed. As part of this transaction, the Company also sold certain rights and licenses for developed technology to TiVo. In return, the Company received proceeds of approximately $44 million of cash and recognized a gain of approximately $31 million, which is included in other expense, net, in the accompanying consolidated statement of operations.

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

      In addition to the gains discussed above, during 2002, 2001 and 2000, AOL Time Warner recognized pretax gains related to the sale or exchange of a number of other investments within AOL Time Warner’s investment portfolio of $40 million in 2002, $34 million in 2001, and $117 million in 2000.

      All of the investment gains have been classified in other expense, net in the accompanying consolidated statements of operations.

Investment Write-Downs

      The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s portfolio. Similarly, the Company experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines, and to reflect market fluctuations in equity derivative instruments. These charges were approximately $2.214 billion in 2002 (including $13 million of gains on equity derivative instruments), $2.532 billion in 2001 (including $49 million of losses on equity derivative instruments) and $535 million in 2000 (including $70 million of losses on equity derivative instruments), and are included in other expense, net in the accompanying consolidated statement of operations. The portion of the above charges relating to publicly traded securities (including equity derivative instruments) was $1.728 billion in 2002, $2.271 billion in 2001 and $412 million in 2000.

      In 2002, the investment related charge of $2.214 billion included charges to reduce the carrying value of the Company’s investment in Time Warner Telecom by $796 million, Hughes by $505 million, certain cable

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

television system joint ventures by $420 million, Gateway by $140 million, and AOL Latin America by $131 million. In 2001, the investment related charge of $2.532 billion included charges to reduce the carrying value of the Company’s investment in Time Warner Telecom by approximately $1.2 billion, Hughes by approximately $270 million and Columbia House by approximately $90 million. The application of the Company’s policy in determining these impairment charges is discussed in more detail below.

      The carrying value of the Company’s Time Warner Telecom investment was adjusted upward in the Merger by over $2 billion to its estimated fair value. Since that time, Time Warner Telecom’s share price declined and at December 31, 2001, the decline had met the 20% criteria. The Company also reviewed qualitative factors in accordance with its investment policy and determined that the decline in value was not temporary; therefore a $1.2 billion impairment charge was recognized in the fourth quarter of 2001 based upon the closing value of Time Warner Telecom common stock as of December 31, 2001. During 2002, the fair value of the Company’s investment in Time Warner Telecom continued to decline, resulting in additional impairment charges of $571 million in the first quarter, $201 million in the second quarter and $24 million in the third quarter to reduce the carrying value of the investment to fair value, which was determined by the quarter ending values of Time Warner Telecom common stock. As of December 31, 2002, the carrying value of the Company’s investment in Time Warner Telecom had been reduced to $0 as a result of the impairment charges and the Company’s share of Time Warner Telecom’s losses pursuant to the equity method of accounting. The Company does not have any funding commitments related to Time Warner Telecom.

      During the fourth quarter of 2001, the fair value of the Company’s investment in Hughes had declined greater than 20% below the Company’s cost basis in the investment for a period of six months or more. The Company also reviewed qualitative factors and determined that the decline was not temporary and recognized a $270 million impairment charge based upon the value of the investment as of December 31, 2001, as determined by the market value of Hughes common stock on that date. During the second and third quarters of 2002, the investment in Hughes experienced an additional decline in value. As of June 30, 2002, the Company concluded that the decline in fair value of its investment in Hughes was temporary, primarily based on the determination that the fair value of the investment in Hughes, based upon quoted market prices, was less than the Company’s adjusted cost basis in the investment for a period of less than three months. However, the fair value of the investment continued to decline during the third quarter and as a result, the Company determined that the decline in value was not temporary and recorded an impairment charge of $505 million in the third quarter, which was based upon the closing value of Hughes common stock as of September 30, 2002. The Company did not record an impairment charge in the fourth quarter, because the fair value of the Company’s investment in Hughes exceeded the Company’s carrying value in the investment as of December 31, 2002. In January 2003, the Company sold its investment in Hughes for cash proceeds of $783 million and recognized a gain of approximately $50 million.

      The carrying value of the Company’s investments in its unconsolidated cable television system joint ventures was adjusted upward in the Merger by over $1 billion. During 2002, there was a broad decline in the public equity markets, including a general decline in the cable television industry. In the fourth quarter, management determined that certain unconsolidated cable television system joint ventures had experienced a decline in value that was other-than-temporary and recorded an impairment charge of $420 million to reduce the carrying value of these investments to fair value. In determining fair value, the Company considered the per subscriber valuation of consolidated cable television systems that was used to determine the goodwill impairment charge at the Cable segment in the fourth quarter, as well as per subscriber valuations of unrelated cable television companies.

      During 2002, the fair value of the Company’s investment in Gateway had declined and as of June 30, 2002 the fair value had declined greater than 20% below the Company’s cost basis in the investment for a period of six months or more. The Company also reviewed qualitative factors and determined that the decline was not temporary and recognized a $101 million impairment charge in the second quarter based upon the value of the investment as of June 30, 2002, as determined by the market value of Gateway common stock on

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that date. During the third quarter of 2002, the fair value of the Company’s investment in Gateway continued to decline, resulting in an additional impairment charge of $39 million in the third quarter to reduce the carrying value of the investment to fair value. The Company did not record an impairment charge in the fourth quarter, because the fair value of the Company’s investment in Gateway exceeded the Company’s carrying value in the investment as of December 31, 2002.

      During 2002, the fair value of the Company’s investment in AOL Latin America had declined and as of September 30, 2002 the fair value had declined greater than 20% below the Company’s cost basis in the investment for a period of six months or more. The Company reviewed qualitative factors and determined that the decline was not temporary and recognized a $106 million impairment charge in the third quarter based upon the value of the investment as of September 30, 2002. During the fourth quarter of 2002, the Company reviewed its investment in AOL Latin America and based upon further declines in the value of its investment, determined that an additional $25 million impairment charge was required.

      The $90 million impairment charge recognized on the Company’s investment in Columbia House, a non-public equity method investee, in 2001 was based upon a fair value determined from an internal valuation analysis.

      Additional impairment charges of approximately $225 million in 2002, $1 billion in 2001 and $465 million in 2000, which are not specifically addressed above, related to approximately 150 separate investment positions, which were determined in a similar manner in accordance with the Company’s investment policy. Excluding equity method investees, as of December 31, 2002, the fair value and carrying value of the Company’s portfolio were $2.230 billion and $2.028 billion, respectively. Included in these amounts was the Company’s investment in Hughes, which had a carrying value of $733 million and a fair value of $857 million as of December 31, 2002. The Company sold its investment in Hughes in January 2003 for cash proceeds of $783 million and recognized a gain of approximately $50 million.

      While AOL Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value.

Equity-Method Investments

      At December 31, 2002, investments accounted for using the equity method and the ownership percentage held by AOL Time Warner on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE) include: certain AOL investments including AOL Latin America (50% owned) and AOL Canada (80% owned), Time Warner Telecom (44% owned), certain cable television system joint ventures (36.18% owned), Court TV (36.18% owned), certain music, network and filmed entertainment joint ventures (generally 25-50% owned) and Comedy Central (36.18% owned). A summary of combined financial information as reported by the equity investees of AOL Time Warner is set forth below. In 2001, equity investee information was additionally provided for AOL Europe, Road Runner, Columbia House, as well as certain other music joint ventures that are no longer accounted for under the equity method of accounting as of December 31, 2002.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,

	2002	2001	2000

	(millions)
Operating Results:
Revenues	$3,231	$4,741	$860
Operating Income (loss)	(193)	(1,323)	(633)
Net loss	(494)	(1,753)	(630)

Balance Sheet:
Current assets	$1,273	$1,626	$508
Total assets	6,056	8,150	780
Current liabilities	1,172	3,761	390
Total liabilities	4,879	7,500	396
Total shareholders’ equity or partner’s capital	1,177	650	384

      The above table represents the combined financial information of entities in which AOL Time Warner has an investment accounted for using the equity method of accounting. These amounts are not the amounts reflected on the Company’s accompanying consolidated financial statements. Consistent with AOL Time Warner’s accounting policy for investments accounted for using the equity method of accounting, as described in Note 1, AOL Time Warner has recorded $352 million of expense, in other income (expense), net, in the accompanying consolidated statement of operations, representing the Company’s share in the pretax income (loss) of the investees. Similarly, the Company has included $2.908 billion in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, representing AOL Time Warner’s investment in and amounts due to and from the equity investee.

      As discussed in Note 1, under the purchase method of accounting, the cost to acquire Time Warner was allocated to its underlying net assets, including investments accounted for using the equity method of accounting, based on their estimated fair values. As a result, the Company’s investments accounted for using the equity method of accounting were adjusted upward by approximately $4.1 billion, including over $2 billion relating to its investment in Time Warner Telecom and over $1 billion relating to investments in certain cable television joint ventures. These adjustments, which approximate the difference between the Company’s carrying value in the investees and the Company’s underlying equity in the net assets of the investees, were amortized on a straight-line basis over a weighted-average useful life of 14 years in 2001. However, as discussed in Note 1, upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner stopped amortizing goodwill included in the carrying value of certain investments accounted for under the equity method of accounting.

      AOL Time Warner has investments accounted for using the equity method of accounting that are publicly traded, including AOL Latin America and Time Warner Telecom. Based upon the respective closing share prices as of December 31, 2002, the fair value of AOL Time Warner’s investments in AOL Latin America and Time Warner Telecom approximated $64 million and $106 million, respectively.

Available-For-Sale Securities

      As of December 31, 2002, included in fair value securities are available-for-sale securities with a fair value of $1.696 billion. The gross unrealized gains of $209 million and gross unrealized losses of $6 million have been recorded, net of deferred taxes of $81 million, in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss). Included in the unrealized gains of $209 million was $124 million related to the Company’s investment in Hughes, which was sold in January 2003.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2001, included in fair value securities are available-for-sale securities with a fair value of $2.433 billion. The gross unrealized gains of $136 million and gross unrealized losses of $26 million have been recorded, net of deferred taxes of $44 million, in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss).

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

      In March 2002, AOL Time Warner announced that it would make available to AOL Latin America up to $160 million throughout 2002 to fund the operations of AOL Latin America. In exchange for this investment, AOL Time Warner received senior convertible notes (the “Senior Convertible Notes”). Each Senior Convertible Note carries a fixed interest rate of 11% per annum (payable quarterly), has a five-year maturity and is convertible into AOL Latin America convertible preferred stock, which is convertible into Class A common stock of AOL Latin America at a conversion price of $3.624 per share (20% above the market price at the time of investment). AOL Latin America has the option to redeem the notes after 18 months and the option to make interest payments in either cash or additional shares of convertible preferred stock. As of December 31, 2002, AOL Time Warner had provided AOL Latin America the full committed funding amount of $160 million.

      In addition, as of December 31, 2002, the Company held approximately 4 million shares of AOL Latin America Class A common stock, (representing approximately 6% of common shares outstanding) warrants to purchase approximately 16.5 million shares of Class A common stock with an exercise price of $8 per share and approximately 126.9 million shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), which are convertible into an equal number of Class A common shares. The 126.9 million shares of Series B Preferred Stock includes approximately 10.9 million shares received by the Company as interest on the Senior Convertible Notes. Assuming the conversion of all of the Company’s investments in convertible securities of AOL Latin America, AOL Time Warner’s economic interest in AOL Latin America would increase to approximately 50% on a fully diluted basis. However, even if AOL Time Warner’s economic interest reached 50%, the Company would continue to account for its investment under the equity method of accounting because of certain approval rights held by a minority partner in AOL Latin America.

      As previously discussed, during the third quarter of 2002, based upon the fair value of the Company’s investment in AOL Latin America declining greater than 20% below the Company’s cost basis in the investment for a period of six months or more, the Company determined that both the Senior Convertible Notes and the Series B Preferred Stock had experienced other-than-temporary declines in value of $106 million in the aggregate. During the fourth quarter of 2002, the Company recognized a charge of $25 million to record an additional other-than-temporary decline in the fair value of the Company’s investment in AOL Latin America. The Company determined the fair value of its investment by assuming the conversion of its investments in convertible securities of AOL Latin America into Class A common shares. The fair value of the Class A common shares was determined based upon its publicly traded value on the NASDAQ SmallCap Market. In addition to considering the publicly traded fair value of its investment, the Company also assessed the financial condition of AOL Latin America, including its ability to repay the Senior Convertible Notes outstanding. As of December 31, 2002, the carrying value of the Company’s investment in AOL Latin America was approximately $64 million. Depending upon the financial condition of AOL Latin America and general market conditions, the Company may be required to record an additional non-cash charge to reduce the carrying value of its investment in the near future.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On October 3, 2002, the Company and AOL Latin America entered into an agreement pursuant to which the Company was obligated in certain circumstances to convert a number of its Series B Preferred Stock into shares of Class A common stock on a one-for-one basis. The purpose of the agreement and the proposed conversion was to facilitate the continued listing of AOL Latin America’s Class A common stock on the NASDAQ SmallCap Market. On November 5, 2002, the NASDAQ granted AOL Latin America an exception to the market capitalization listing requirement for a period of time. Although the circumstances requiring conversion under the agreement entered into in October 2002 did not occur, on January 10, 2003, the Company converted approximately 32.3 million shares of Series B Preferred Stock and the Cisneros Group converted approximately 28.5 million shares of Series C Convertible Preferred Stock into an equal number of Class A common shares, and on January 13, 2003, the Company converted an additional 3.8 million shares of Series B Preferred Stock and the Cisneros Group converted an additional 3.4 million shares of Series C Convertible Preferred Stock into an equal number of Class A common shares (the “Conversions”). As a result of the Conversions, on January 30, 2003, AOL Latin America received notice that it had regained compliance with the market capitalization rules of the NASDAQ SmallCap Market and was no longer in a conditional listing period.

8.     INVENTORIES AND FILM COSTS

      Inventories and film costs consist of:

	December 31

	2002	2001

	(millions)
Programming costs, less amortization	$2,788	$2,536
Magazines, books, recorded music and other merchandise	444	553
Film costs — Theatrical:
Released, less amortization	812	847
Completed and not released	96	356
In production	488	381
Development and pre-production	218	290
Film costs — Television:
Released, less amortization	160	162
Completed and not released	165	95
In production	71	59
Development and pre-production	5	2

Total inventories and film costs(a)	5,247	5,281
Less: current portion of inventory(b)	1,896	1,791

Total noncurrent inventories and film costs	$3,351	$3,490

(a)	Does not include $3.168 billion and $3.363 billion of net film library costs as of December 31, 2002 and December 31, 2001, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet (Note 2).

(b)	Current inventory as of December 31, 2002 and December 31, 2001 is comprised of programming inventory at the Networks segment (approximately $1.452 billion and $1.238 billion, respectively), books at the Publishing segment (approximately $232 million and $219 million, respectively), videocassettes, DVDs and compact discs at the Filmed Entertainment and Music segments (approximately $196 million and $279 million, respectively), and general merchandise, primarily at the AOL segment (approximately $16 million and $55 million, respectively).

    Excluding the Library, approximately 94% of unamortized film costs for released films is expected to be amortized within three years. Approximately $936 million of released and completed and not released film costs are expected to be amortized during the next twelve months.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

    Long-Term Debt

    Long-term debt consists of:

	Weighted Average				Outstanding Debt at
	Interest Rate		2002	2002	December 31,
	at December 31,		Committed	Unused
	2002	Maturities	Capacity	Capacity	2002	2001

			(millions)
Bank credit agreement debt and commercial paper programs(a)	1.93%	2003-2007	$11,919	$7,942	$3,977	$4,945
Fixed-rate public debt(b)	6.91%	2003-2036	22,974	—	22,974	17,615
Other fixed-rate obligations(c)	—	—	558	—	558	280

Total			35,451	7,942	27,509	22,840
Debt due within one year (d)			(155)	—	(155)	(48)

Total long-term debt(e)			$35,296	$7,942	$27,354	$22,792

(a)	Committed capacity and unused capacity includes approximately $1.7 billion of cash and short-term investments less $211 million of outstanding letters of credit.
(b)	Includes Zero-Coupon Convertible Subordinated Notes held at AOL, which are reflected net of unamortized original issuance discount, of $1.404 billion in 2002 and $1.363 billion in 2001.
(c)	Includes obligations under capital leases.
(d)	Debt due within one year relates to other fixed-rate obligations.
(e)	The total does not include AOL Europe redeemable preferred securities of $803 million, including accrued dividends, that are classified as minority interest. These securities are required to be redeemed by the Company in April 2003 in cash, AOL Time Warner common stock, or a combination thereof, at the discretion of the Company.

Bank Credit Agreements and Commercial Paper Programs

$10 Billion Revolving Credit Facilities

      In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements are AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Companies, Inc. (“TW Companies”), directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and .125% if the facilities have more than 66% outstanding. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage ratio and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and a maximum

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

leverage ratio covenant of 5.0 times for each of TWE and TWE-A/N, but do not contain any credit ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. As of December 31, 2002, $3.685 billion was outstanding under these facilities. As of December 31, 2001, $3.812 billion was outstanding under the Old Credit Agreements.

      In January 2003, the Company received unanimous approval to amend its 2002 Credit Agreements, effective upon closing of the TWE restructuring. The amendments will (i) replace the $50 billion net worth covenant in each of the credit facilities within the 2002 Credit Agreements with an interest coverage covenant of 2.0 times cash interest expense, (ii) remove TWE-A/N as a borrower under all the credit facilities and TWE as a borrower under the five-year revolving credit facility and (iii) divide the $4 billion 364-day revolving credit facility into a separate $2.5 billion revolving credit facility for AOL Time Warner and AOL Time Warner Finance Ireland and a $1.5 billion revolving credit facility for TWE (and TWC Inc. following any initial public offering of its stock or registered public issuance of its debt). Other terms of the 364-day credit facility were amended to reflect this bifurcation and the stand-alone nature of the $1.5 billion TWE credit facility. As part of the same consent, the maturity of the $1.5 billion TWE credit facility was extended from July 7, 2003 to January 7, 2004, while the length of the optional extension period was reduced from two years to one year.

Debt Reduction Plan

      In January 2003, the Company announced its intention to reduce its overall level of indebtedness in 2003. Specifically, it is the Company’s intention to reduce debt below a 2.75 times ratio of total consolidated net debt to annual EBITDA by the end of 2003. In addition, the Company intends to reduce total consolidated net debt to approximately $20 billion by the end of 2004. The Company anticipates that the reduction in debt will be achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-core assets. As part of this initiative, in January 2003, the Company sold its investment in Hughes for cash proceeds of $783 million.

£1.1 Billion (approximately $1.6 Billion) Revolving Credit Facilities

      In October 2001, AOL Time Warner established two £550 million (approximately $784 million each), 364-day (“initial term”), revolving credit facilities. The facilities were established in connection with the Company’s purchase of IPC in October 2001. During the fourth quarter of 2001, the Company repaid $784 million, reducing both facilities by 50%, leaving approximately $784 million outstanding at December 31, 2001. During 2002, the entire amount was repaid and the revolving facilities were terminated.

Stock Option Proceeds Facility

      AOL Time Warner maintained a revolving credit facility that provided for borrowings against future stock option proceeds and was used principally to fund stock repurchases (the “Stock Option Proceeds Credit Facility”). At December 31, 2001, borrowing availability under the Stock Option Proceeds Credit Facility was $828 million, of which up to $15 million was reserved solely for the payment of interest and fees thereunder. There were no outstanding borrowings under the facility at December 31, 2001. During 2002, this revolving credit facility was terminated.

Film Financing Facility

      New Line Cinema, from time to time, utilizes a film financing facility, which provides for borrowings of up to approximately $400 million. At December 31, 2002 and December 31, 2001, $292 million and $379 million was outstanding, all of which was reflected on the accompanying consolidated balance sheet.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fixed-Rate Public Debt

$10 Billion Shelf Registration Statement

      In January 2001, AOL Time Warner filed a shelf registration statement with the SEC, which allowed AOL Time Warner to offer and sell from time to time, debt securities, preferred stock, series common stock, common stock and/or warrants to purchase debt and equity securities in amounts up to $10 billion in initial aggregate public offering prices. On April 19, 2001, AOL Time Warner issued an aggregate of $4 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 5, 10 and 30 years. On April 8, 2002, AOL Time Warner issued the remaining $6 billion principal amount of debt securities under this shelf registration statement at various fixed interest rates and maturities of 3, 5, 10 and 30 years. The net proceeds to the Company were approximately $3.964 billion under the first issuance and approximately $5.930 billion under the second issuance, both of which were used for general corporate purposes, including, but not limited to, the repayment of outstanding commercial paper and bank debt. The securities under both issuances are guaranteed on an unsecured basis by each of America Online and Time Warner. In addition, TW Companies and TBS have guaranteed, on an unsecured basis, Time Warner’s guarantee of the securities. As of December 31, 2002 and December 31, 2001, the Company had $9.958 billion and $3.992 billion outstanding, respectively.

Convertible Notes

      During December 1999, America Online sold $2.3 billion principal at maturity of Zero-Coupon Convertible Subordinated Notes due December 6, 2019 (the “Zero-Coupon Notes”) and received net proceeds of approximately $1.2 billion. The Zero-Coupon Notes have a 3% yield to maturity and are convertible into AOL Time Warner’s common stock at a conversion rate of 5.8338 shares of common stock for each $1,000 principal amount of the Zero-Coupon Notes (equivalent to a conversion price of $94.4938 per share based on the initial offering price of the Zero-Coupon Notes). The Zero-Coupon Notes may be redeemed at the option of AOL Time Warner on or after December 6, 2002 at the redemption prices set forth in the Zero-Coupon Notes. The holders can require AOL Time Warner to repurchase the Zero-Coupon Notes on December 6, 2004 at the redemption prices set forth in the Zero-Coupon Notes. As of December 31, 2002 and 2001, the accreted value, net of unamortized discount, was $1.404 billion and $1.363 billion, respectively.

Other Publicly Issued Debt

      AOL Time Warner and certain of its subsidiaries previously had various public debt offerings in addition to the previously discussed debt recently issued under the $10 billion shelf registration statement and the zero-coupon notes. At issuance, the maturities of these outstanding offerings ranged from 10 to 40 years and the interest rates range from 6.625% to 10.15%. At December 31, 2002 and December 31, 2001 the total debt outstanding from these offerings was approximately $11.612 billion and approximately $12.252 billion, respectively. In addition, in January 2003, the Company was required to redeem $372 million principal amount outstanding of 6.85% debentures due 2026 of Time Warner Companies, Inc. a wholly owned subsidiary of the Company. The Company paid $384 million to redeem the debentures which included accrued and unpaid interest to the date of redemption.

Capital Leases

      The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations totaled approximately $344 million and

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$71 million as of December 31, 2002 and 2001, respectively. Related accumulated amortization totaled $56 million and $6 million as of December 31, 2002 and 2001, respectively:

      Future minimum capital lease payments at December 31, 2002 are as follows (millions):

2003	$148
2004	114
2005	55
2006	11
2007	1
Thereafter	3

Total	$332
Amount representing interest	(39)

Present value of minimum lease payments	$293
Current portion	(125)

Total long-term portion	$168

Interest Expense and Maturities

      Interest expense amounted to $1.900 billion in 2002, $1.546 billion in 2001 and $55 million in 2000. The weighted average interest rate on AOL Time Warner’s total debt, including TWE’s debt, was 6.21% at December 31, 2002 and 5.91% at December 31, 2001. The Company recognized interest income of $117 million in 2002, $193 million in 2001 and $330 million in 2000.

      Annual repayments of long-term debt for the five years subsequent to December 31, 2002 consist of $897 million due in 2003 (including $292 million of bank debt), $2.127 billion due in 2004, $1.574 billion due in 2005, $1.570 billion due in 2006 and $5.249 billion due in 2007 (including $3.675 billion of bank debt). After 2007, no more than $2.6 billion matures in any one year. AOL Time Warner has the intent and ability under its various credit facilities to continue to refinance its borrowings on a long-term basis.

Fair Value of Debt

      Based on the level of interest rates prevailing at December 31, 2002, the fair value of AOL Time Warner’s fixed-rate debt exceeded its carrying value by approximately $724 million. At December 31, 2001, the fair value of fixed-rate debt exceeded the carrying value by approximately $610 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Other Financing Arrangements

      From time to time, the Company enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivables and backlog licensing contracts and the leasing of certain aircraft and property. The Company employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 12 years. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet treatment.

Accounts Receivable Securitization Facilities

      AOL Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of approximately $1.2 billion of cash on available accounts receivables. During the fourth quarter of 2002, a $350 million accounts receivable securitization facility matured and was not renewed. As of December 31, 2002, AOL Time Warner had unused capacity under these facilities of approximately $93 million, representing the amount of cash that could be generated through the sale of additional qualifying accounts receivable. In connection with each of these securitization facilities, AOL Time Warner sells, on a revolving and nonrecourse basis, certain of its accounts receivables (“Pooled Receivables”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Receivables to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as a sale in accordance FAS 140, because the Company relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

      As proceeds for the accounts receivable sold to the qualifying SPE, AOL Time Warner receives cash, for which there is no obligation to repay, and an interest-bearing retained beneficial interest, which is included in receivables on the accompanying consolidated balance sheet. In addition, AOL Time Warner services the Pooled Receivables on behalf of the qualifying SPE. Income received by AOL Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The retained beneficial interest, which has been adjusted to reflect the portion that is not expected to be collectible, bear an interest rate that varies with the prevailing market interest rates. The retained beneficial interest may become uncollectible to the extent the qualifying SPE has credit losses and operating expenses. For this reason and because the accounts receivables underlying the retained ownership interest that are sold to the qualifying SPE are generally short term in nature, the fair value of the retained beneficial interest approximated its carrying value at both December 31, 2002 and December 31, 2001. The retained beneficial interest related to the sale of Pooled Receivables to a qualifying SPE is reflected in accounts receivable, net on the Company’s consolidated balance sheet and was $931 million at December 31, 2002 and $1.035 billion at December 31, 2001. Additional net proceeds repaid under AOL Time Warner’s accounts receivable securitization programs were approximately $13 million in 2002 and net proceeds received were approximately $70 million in 2001.

Backlog Securitization Facility

      AOL Time Warner, through TWE, also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date (“Backlog Contracts”). In connection with this securitization facility, AOL Time Warner sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts (“Pooled Backlog Contracts”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party commercial paper conduit sponsored by a financial institution. As of December 31, 2002, AOL Time Warner did not have any unused capacity under this facility.

      Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is dependent only upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. The amount of

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred revenue reflected on AOL Time Warner’s accompanying consolidated balance sheet related to the backlog securitization facility was $500 million at December 31, 2002 and $442 million at December 31, 2001. Total filmed entertainment backlog contracts outstanding were approximately $3.3 billion at December 31, 2002 and $3.8 billion at December 31, 2001.

Real Estate and Aircraft Operating Leases

      AOL Time Warner has entered into certain arrangements for the lease of certain aircraft and property, including the Company’s future corporate headquarters at Columbus Circle in New York City (the “AOL Time Warner Center”) and a new productions and operations support center for the Turner cable networks in Atlanta (the “Turner Project”). Each of these properties will be funded through SPEs that are wholly owned by third parties and these leasing arrangements will be accounted for by AOL Time Warner as operating leases. Pursuant to FASB Statement No. 13, “Accounting for Leases,” and related interpretations, for operating leases, the leased asset and the total obligation over the life of the lease are not reflected on the balance sheet. Instead, the lease payments are reflected as a charge to operating income generally as payments are made. For tax purposes, however, these properties are treated as an asset of AOL Time Warner. As such, the Company receives a tax deduction for depreciation of the asset and interest paid on the amounts used to fund the use of the asset. The accounting for the Company’s SPEs will be impacted by the adoption of FIN 46, which is discussed in more detail below.

      As of December 31, 2002 and 2001, the total amount of costs incurred and related borrowings made by SPEs related to the real estate and aircrafts totaled approximately $384 million and $355 million, respectively. While the Turner Project is substantially complete, the total cost of the AOL Time Warner Center is expected to be approximately $850 million, of which, approximately $550 million will be funded by a SPE. Under the terms of the lease agreements, the Company has provided a guarantee of certain costs incurred by the SPEs. The amount of such guarantees at December 31, 2002 have been included in Note 17 in the amount of Commitments.

      In January 2003, the FASB issued FIN 46, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. Although the Company has not completed its review, variable interest entities created prior to February 1, 2003 have been identified, which the Company anticipates will be consolidated upon the adoption of FIN 46 and result in the recognition of additional long-term debt and a comparable amount of non-current assets of approximately $750 million, including approximately $550 million related to the consolidation of the AOL Time Warner Center, approximately $125 million related to the consolidation of the Turner Project and approximately $75 million related to the consolidation of certain aircraft. In addition to approximately $550 million related to the core and shell of the AOL Time Warner Center, which the Company anticipates will be funded by the SPE, the Company anticipates approximately an additional $300 million of costs to complete the building and prepare the space for occupancy, which will be incurred during 2003 and 2004 and will be funded through operating cash flow or additional borrowings. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The Company cannot currently estimate the amount of any gain or loss, if any, to be recognized upon adoption.

Film Sale-Leaseback Transactions

      From time to time the Company has entered into arrangements with investors in which certain films are sold and leased back. The sale-leaseback of the films allows the investors to claim certain international tax benefits of ownership of the film master negatives while the Company maintains control over all exploitation

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rights and privileges to the films. Such entities are capitalized with the investors’ capital and debt and the investors participate in all of the profits or losses of the entities. The present value to these entities of the future revenue streams attributable to these transactions is $1.3 billion as of December 31, 2002. The Company does not consolidate nor participate in the operating results of the entities. The Company retains certain proceeds of the transactions as consideration for entering into the sale-leaseback transactions, and records the consideration received as a reduction of corresponding film costs. The benefit to the Company from these transactions that was recognized as a reduction to film cost amortization in 2002 totaled $47 million.

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

      As of December 31, 2002 and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company recorded a non-cash charge of $54.235 billion upon adoption of FAS 142. In addition, during the fourth quarter of 2002, the Company recorded an impairment charge relating to goodwill and other intangible assets of $45.538 billion. These charges did not result in a violation of any of the Company’s covenants, including the covenant to maintain at least $50 billion of GAAP net worth contained in the Company’s 2002 Credit Agreements.

      During 2003, the Company received unanimous consent from its bank group to amend its 2002 Credit Facilities. The amendment will replace the Company’s covenant to maintain at least $50 billion of GAAP net worth with an interest coverage covenant of 2.0 times cash interest expense. The amendment will be effective upon the closing of the TWE restructuring.

10.     INCOME TAXES

      Domestic and foreign pretax income (loss) are as follows:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Domestic	$(44,225)	$(4,868)	$1,830
Foreign	(209)	112	3

Total	$(44,434)	$(4,756)	$1,833

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Current and deferred income taxes (tax benefits) provided are as follows:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Federal:
Current(a)	$230	$802	$621
Deferred(c)	(411)	(914)	4
Foreign:
Current(b)	245	180	2
Deferred	17	45	1
State and Local:
Current(a)	162	195	84
Deferred(c)	(103)	(169)	—

Total	$140	$139	$712

(a)	Excludes federal and state and local tax benefits of approximately $268 million in 2002, $976 million in 2001 and $724 million in 2000 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital.
(b)	Includes foreign withholding taxes of $144 million in 2002, $124 million in 2001 and $2 million in 2000.
(c)	Excludes deferred federal and state and local tax benefits of approximately $470 million in 2001 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital.

    The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Taxes on income at U.S. federal statutory rate	$(15,552)	$(1,665)	$642
State and local taxes, net of federal tax benefits	39	17	55
Nondeductible goodwill amortization	15,608	1,803	11
Other nondeductible expenses	15	18	8
Foreign income taxed at different rates, net of U.S. foreign tax credits	50	(38)	8
Other	(20)	4	(12)

Total	$140	$139	$712

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of AOL Time Warner’s net deferred tax (asset) liability are as follows:

	December 31,

	2002	2001

	(millions)
Assets acquired in business combinations	$15,719	$16,294
Depreciation and amortization	1,433	1,591
Unrealized appreciation of certain marketable securities	30	—
Unremitted earnings of foreign subsidiaries	98	101
Other	940	569

Deferred tax liabilities	$18,220	$18,555

Tax attributable carryforwards	$4,620	$4,685
Accrued liabilities	576	440
Receivable allowances and return reserves	334	380
Investments, primarily related to other-than temporary declines in value	2,238	1,449
Unrealized depreciation of certain marketable securities	—	7
Other	699	363
Valuation allowance(a)	(1,070)	—

Deferred tax assets	7,397	7,324

Net deferred tax liability	$10,823	$11,231

(a)	During 2002, the Company has recorded valuation allowances for certain tax attributes. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets. These tax attributes and related valuation allowances were recorded primarily through additional paid–in-capital and goodwill in 2002. Therefore, if in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed primarily against additional paid-in-capital and goodwill.

    U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.2 billion at December 31, 2002. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings in not practicable.

      U.S. federal tax attribute carryforwards at December 31, 2002 consisted of approximately $10 billion of net operating losses and approximately $59 million of alternative minimum tax credits, which do not expire. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. If the net operating losses are not utilized, they expire in varying amounts, starting in 2010 through 2021.

11.     MANDATORILY REDEEMABLE PREFERRED SECURITIES

AOL Europe

      AOL Europe has 725,000 shares of redeemable preferred securities outstanding with a liquidation preference of $725 million. Dividends are accreted at an annual rate of 6% and the total accumulated dividends as of December 31, 2002 were approximately $78 million. These securities and related dividends are classified as minority interest in the accompanying consolidated balance sheet. The preferred shares are required to be redeemed no later than April 8, 2003 in cash, AOL Time Warner stock or a combination thereof, at the Company’s discretion.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Trust Securities

      In 1995, the Company, through TW Companies, issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary (“Preferred Trust Securities”) aggregate gross proceeds of $575 million. The sole assets of the subsidiary that was the obligor on the Preferred Trust Securities were $592 million principal amount of 8 7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions were payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities were mandatorily redeemable for cash on December 31, 2025, and TW Companies had the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances.

      On February 13, 2001, TW Companies redeemed all 23 million shares of the Preferred Trust Securities. The redemption price was $25 per security, plus accrued and unpaid distributions thereon equal to $0.265 per security. The total redemption price of $581 million was funded with borrowings under the Old Credit Agreements.

12.     SHAREHOLDERS’ EQUITY

      At December 31, 2002, shareholders’ equity of AOL Time Warner included 171 million shares of Series LMCN-V common stock and 4.305 billion shares of common stock (net of approximately 81 million shares of common stock in treasury). As of December 31, 2002, AOL Time Warner was authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of AOL Time Warner’s common stock, except shares of Series LMCN-V common stock have limited voting rights and are non-redeemable. The holders of Series LMCN-V Common Stock are entitled to 1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V Common Stock is convertible into one share of AOL Time Warner Common Stock at any time assuming certain restrictive provisions have been met.

Common Stock Repurchase Program

      In January 2001, AOL Time Warner’s Board of Directors authorized a common stock repurchase program that allows AOL Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. In an effort to maintain financial flexibility and investment capacity, the Company slowed the pace of share repurchases during 2002 and did not complete $5 billion of purchases under the program. During 2002, the Company repurchased approximately 3.6 million shares at a total cost of $102 million. During 2001, the Company repurchased approximately 75.8 million shares at a total cost of approximately $3 billion.

Dilutive Securities

      At December 31, 2002, AOL Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 671 million shares of the Company’s common stock. Similarly, AOL Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 641 million shares of the Company’s common stock at December 31, 2001 and 397 million shares at December 31, 2000.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income (Loss) Per Common Share Before Discontinued Operations and Cumulative Effect of Accounting Change

      Set forth below is a reconciliation of basic and diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change:

	Years Ended December 31,

	2002(a)	2001(a)	2000

	(millions, except per share amounts)
Income (loss) before discontinued operations and cumulative effect of accounting change — basic	$(44,574)	$(4,895)	$1,121
Interest on convertible debt(b)	—	—	6

Income (loss) before discontinued operations and cumulative effect of accounting change — diluted	$(44,574)	$(4,895)	$1,127

Average number of common shares outstanding — basic	4,454.9	4,429.1	2,323.0
Dilutive effect of stock options	—	—	244.0
Dilutive effect of convertible debt	—	—	28.0
Dilutive effect of warrants	—	—	—

Average number of common shares outstanding — diluted	4,454.9	4,429.1	2,595.0

Income (loss) per common share:
Basic	$(10.01)	$(1.11)	$0.48

Diluted	$(10.01)	$(1.11)	$0.43

(a)	2002 and 2001 basic and diluted income (loss) per common share are the same because the effect of AOL Time Warner’s stock options, convertible debt and convertible preferred stock was antidilutive.
(b)	Reflects the savings associated with reduced interest expense that would be saved if the convertible debt was converted to equity.

    The diluted share base for the year ended December 31, 2000 excludes incremental weighted shares of approximately 13.5 million and approximately 35.6 million related to convertible debt and stock options, respectively. The shares related to the convertible debt are excluded due to their antidilutive effect as a result of adjusting net income by $25 million for interest expense, net of tax, for the year ended December 31, 2000 that would be saved if the debt were converted to equity. The shares related to the stock options are excluded due to their antidilutive effect as a result of the option’s exercise prices being greater than the average market price of the common shares for the year ended December 31, 2000.

13.     STOCK-BASED COMPENSATION PLANS

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Years Ended December 31,

	2002	2001	2000

	(millions, except per share amounts)
Net income (loss), as reported	$(98,696)	$(4,934)	$1,121
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,034)	(1,431)	(653)

Pro forma net income	$(99,730)	$(6,365)	$468

Net income (loss) per share:
Basic — as reported	$(22.15)	$(1.11)	$0.48

Basic — pro forma	$(22.39)	$(1.44)	$0.20

Diluted — as reported	$(22.15)	$(1.11)	$0.43

Diluted — pro forma	$(22.39)	$(1.44)	$0.18

      For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (which, for 2001 reflect the impact of the Merger) used for grants in 2002, 2001 and 2000: dividend yields of 0% in all periods; expected volatility of 52.9%, 59.3% and 46.3%, respectively; risk-free interest rates of 4.12%, 4.83% and 6.22%, respectively; and expected terms to exercise of ..47 years after vesting for 2002 and 1.0 years after vesting for 2001 and 2000. The weighted average fair value of an option granted during the year was $9.65 ($5.79 net of taxes), $24.89 ($14.93, net of taxes) and $21.07 ($12.64, net of taxes) for the years ended December 31, 2002, 2001 and 2000, respectively. During 2001, AOL Time Warner granted options to certain executives at exercise prices exceeding the market price of AOL Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $67.32 and $16.68 ($10.01, net of taxes), respectively, in 2001. Above market options granted in 2002 and 2000 were not significant.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of stock option activity under all plans is as follows:

	Thousands of	Weighted-Average
	Shares	Exercise Price

Balance at January 1, 2000	383,076	$16.42
2000 Activity:
Granted	67,209	56.61
Exercised	(44,170)	6.10
Cancelled	(23,269)	39.94

Balance at December 31, 2000	382,846	$23.23
2001 Activity:
Options exchanged for outstanding Time Warner options in connection with the Merger	190,535	22.78
Granted(a)	193,257	47.53
Exercised	(108,860)	8.55
Cancelled	(30,463)	51.07

Balance at December 31, 2001	627,315	$31.88
2002 Activity:
Options exchanged for outstanding AOL Europe options in connection with the acquisition of AOL Europe(b)	8,780	40.80
Granted	115,033	25.22
Exercised	(49,786)	6.31
Cancelled	(43,902)	44.76

Balance at December 31, 2002	657,440	$31.91

(a)	In 2001, a special Founder’s Grant was issued to most individuals who were employees of AOL Time Warner during the year the Merger was consummated, only a portion of which is expected to be recurring in the future.

(b)	In 2002, AOL Time Warner acquired Bertelsmann’s interest in AOL Europe. As a result of the purchase of Bertelsmann’s interest in AOL Europe, AOL Time Warner has a majority interest in and began consolidating AOL Europe retroactive to the beginning of 2002 (Note 5).

	December 31,

	2002	2001	2000

	(thousands)
Exercisable	403,629	345,895	179,710
Available for future grants	118,193	88,449	70,792

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options outstanding
				Options exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
	outstanding	contractual	exercise	exercisable as	exercise
Range of Exercise Prices	as of 12/31/02	life (in years)	price	of 12/31/02	price

	(thousands)			(thousands)
Under $10.00	96,302	3.65	$3.78	96,082	$3.78
$10.01 to $15.00	107,909	3.97	$12.49	99,223	$12.49
$15.01 to $20.00	17,531	5.62	$17.03	12,106	$16.65
$20.01 to $30.00	113,347	8.34	$25.90	22,570	$23.35
$30.01 to $45.00	49,782	7.70	$37.79	25,148	$38.45
$45.01 to $50.00	176,805	7.62	$48.09	89,649	$47.84
$50.01 to $60.00	76,109	7.49	$56.68	45,998	$56.84
$60.01 to $90.00	19,563	7.39	$67.91	12,761	$68.09
$90.01 to $158.73	92	6.96	$96.79	92	$96.79

Total	657,440	6.49 years	$31.91	403,629	$27.45

      For options exercised by employees of TWE, AOL Time Warner is reimbursed by TWE for the amount by which the market value of AOL Time Warner common stock on the exercise date exceeds the exercise price, or the greater of the exercise price or $13.88 for options granted prior to the TWE capitalization on June 30, 1992. There were 104.7 million options held by employees of TWE at December 31, 2002, 59.5 million of which were exercisable.

Restricted Stock Plans

      AOL Time Warner also has various restricted stock plans for employees and non-employee directors of the Board. Under these plans, shares of common stock are granted which do not vest until the end of a restriction period, generally between three to five years. During 2001, AOL Time Warner issued approximately 157,000 shares of restricted stock at a weighted-average fair value of $43.43. During 2002 and 2000, the Company did not issue restricted stock; however, in 2000, Time Warner issued approximately 800,000 shares of restricted stock at a weighted-average fair value of $84.81. On the date of the Merger, each of these shares were converted into 1.5 shares of AOL Time Warner restricted stock.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     BENEFIT PLANS

      AOL Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. AOL Time Warner’s common stock whose value represents approximately 5% and 10% of fair value of plan assets at December 31, 2002 and December 31, 2001, respectively. A summary of activity for AOL Time Warner’s defined benefit pension plans is as follows:

	Years Ended
	December 31,

	2002	2001

	(millions)
Components of Pension Expense
Service cost	$78	$76
Interest cost	127	127
Expected return on plan assets	(127)	(139)
Net amortization and deferral	16	—

Total pension expense	$94	$64

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,

	2002	2001

	(millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$1,725	$1,577
Service cost	78	76
Interest cost	127	127
Actuarial loss	172	112
Benefits paid	(103)	(267)
Amendments to plan provisions	34	100
Impact of TWE-AN Restructuring	(19)	—

Projected benefit obligation at end of year	$2,014	$1,725

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,463	$1,573
Actual return on plan assets	(214)	(137)
Employer contribution	104	273
Benefits paid	(88)	(246)
Impact of TWE-AN Restructuring	(21)	—

Fair value of plan assets at end of year(a)	$1,244	$1,463

Underfunded projected benefit obligation	$(770)	$(262)
Additional minimum liability(b)	(562)	(6)
Unrecognized actuarial loss(c)	846	388
Effect of settlement accounting	(7)	(44)
Unrecognized prior service cost	40	6

Prepaid (accrued) pension expense(d)	$(453)	$82

(a)	Includes approximately 4 million shares of AOL Time Warner common stock in 2002 and 2001, respectively.
(b)	The additional minimum liability is offset by a $519 million reduction of other comprehensive income and a $43 million intangible asset in the consolidated balance sheet.
(c)	Reflects primarily an actual loss on plan assets that significantly exceeded the assumed rate of return in 2002 and 2001.
(d)	Reflects a gross prepaid asset of $1 million and $260 million and a gross accrued liability of $454 million and $178 million in 2002 and 2001, respectively.

	December 31,

	2002	2001

Weighted Average Pension Assumptions
Discount rate	6.75%	7.50%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%

      Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $199 million and $194 million as of December 31, 2002 and $163 million and $176 million as of December 31, 2001, respectively. As of December 31, 2002, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $2.012 billion, $1.697 billion, and $1.242 billion respectively, for plans where the accumulated benefit obligation exceeded the fair value of plan assets.

      Employees of AOL Time Warner’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      AOL Time Warner also has certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $116 million in 2002, $109 million in 2001 and $13 million in 2000. Contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

Pension Funding Liability

      During the fourth quarter of 2002, the Company recorded a liability for the unfunded accumulated benefit obligation of approximately $260 million. This liability represents the excess of the accumulated benefit obligation under the Company’s qualified defined benefit pension plans over the fair value of the plans’ assets. In accordance with GAAP, this liability was established by a charge to shareholders’ equity, resulting in no affect to the accompanying consolidated statement of operations. In early 2003, the Company made cash contributions to plan assets of approximately $257 million, which increased plan assets to a level that approximated the accumulated benefit obligation and resulted in a funded status of approximately 83% relative to the projected benefit obligation.

15.     DERIVATIVE INSTRUMENTS

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

Foreign Currency Risk Management

      Foreign exchange contracts are used primarily by AOL Time Warner to hedge the risk that unremitted or future royalties and license fees owed to AOL Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen and European currency, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). The hedging period for royalties and license fees covers revenues expected to be recognized over the ensuing twelve-month period; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars. Therefore, the hedging period covers a fifteen-month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months to provide continuing coverage throughout the hedging period. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk. At December 31, 2002, AOL Time Warner had effectively hedged approximately 75% of the estimated net foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the hedging period.

      AOL Time Warner records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders’ equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts generally are included as a component of other expense, net, in AOL Time Warner’s consolidated statement of operations.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At December 31, 2002, AOL Time Warner had contracts for the sale of $1.588 billion and the purchase of $1.341 billion of foreign currencies at fixed rates, including net contracts for the sale of $164 million of Japanese yen and $408 million of European currency, and net contracts for the purchase of $343 million of the British pound. At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates, including net contracts for the sale of $206 million of Japanese yen and $121 million of European currency, and net contracts for the purchase of $82 million of the British pound. AOL Time Warner had deferred approximately $27 million of net losses on foreign exchange contracts at December 31, 2002, which is expected to be substantially recognized in income over the next twelve months. For the years ended December 31, 2002 and 2001, AOL Time Warner recognized $11 million and $33 million in gains, respectively, on foreign exchange contracts. There were no foreign exchange contracts in 2000. These amounts were or are expected to be largely offset by corresponding decreases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. During 2002 and 2001, there was $0 and approximately $2 million, respectively of gains resulting from the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur within the specified time period.

Equity Risk Management

      AOL Time Warner manages an investment portfolio, excluding investments accounted for using the equity method of accounting, with a fair value of approximately $1.8 billion as of December 31, 2002. As part of the Company’s strategy to manage the equity price risk inherent in the portfolio, the Company may enter into hedging transactions to protect the fair value of investments in the portfolio or the anticipated future cash flows associated with the forecasted sale of certain investments. In addition, AOL Time Warner holds investments in equity derivative instruments (e.g., warrants), which are not designated as hedges. The equity derivative instruments are recorded at fair value in the accompanying consolidated balance sheet and the related gains and losses are immediately recognized in income.

16.     SEGMENT INFORMATION

      AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services, Web properties, Internet technologies and electronic commerce services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing, and DVD and CD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

      Information as to the operations of AOL Time Warner in different business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, amortization of intangible assets and impairment write-downs related to goodwill and intangible assets (“EBITDA”). Additionally, the Company has provided a summary of operating income (loss) by segment.

      Prior to the Merger, America Online, predecessor to AOL Time Warner, classified its business interests into two reportable segments, the Interactive Services Group and the Netscape Enterprise Group. As a result of the Merger, and the addition of Time Warner’s business interests, AOL Time Warner management assessed the manner in which financial information is reviewed in making operating decisions and assessing performance, and concluded that America Online would be treated as one separate and distinct reportable segment. Accordingly, AOL Time Warner has reclassified its 2000 presentation to reflect America Online as one reportable segment, which is reflected in the accompanying consolidated financial statements.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended December 31,

	2002	2001	2000

	(millions)
Revenues(a)
AOL	$9,094	$8,615	$7,605
Cable(b)	7,035	6,028	—
Filmed Entertainment	10,040	8,759	—
Networks	7,655	7,050	—
Music	4,205	4,036	—
Publishing	5,422	4,689	—
Intersegment elimination	(2,490)	(2,011)	—

Total revenues	$40,961	$37,166	$7,605

(a)	Revenues reflect the provisions of EITF 01-09 and EITF 01-14 that were adopted by the Company in 2002, which require retroactive restatement of 2001 and 2000 results to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and EITF 01-14 was to increase revenues and costs by equal amounts of $193 million for 2001 and reduce revenues and costs by an equal amount of $10 million in 2000. The net increase (decrease) in revenues and costs for 2001 by business segment is as follows: AOL $(29) million, Cable $236 million, Music $107 million and Publishing $(121) million.

(b)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s previously reported revenues of $715 million and $1.247 billion, respectively.

Intersegment Revenues

      In the normal course of business, the AOL Time Warner segments enter into transactions with one another. The most common types of intercompany transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating subscription revenues by selling cable network programming to the Cable segment;

•	The AOL, Cable, Networks and Publishing segments generating advertising and commerce revenue by cross-promoting the products and services of all AOL Time Warner segments; and

•	The Music segment generating content revenue by manufacturing DVDs for the Filmed Entertainment segment.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

therefore, do not themselves impact consolidated results. Revenues recognized by AOL Time Warner’s segments on intercompany transactions are as follows:

	Year Ended December 31,

	2002	2001	2000

	(millions)
Intersegment Revenues
AOL	$283	$228	$—
Cable	152	58	—
Filmed Entertainment	859	784	—
Networks	576	544	—
Music	537	360	—
Publishing	83	37	—

Total intersegment revenues	$2,490	$2,011	$—

      Included in the total intercompany revenues above are intercompany advertising and commerce revenues, as follows:

	Year Ended December 31,

	2002	2001	2000

	(millions)
Intercompany Advertising and Commerce Revenues
AOL	$178	$222	$—
Cable	125	58	—
Filmed Entertainment	—	—	—
Networks	147	157	—
Music	—	—	—
Publishing	83	37	—

Total intercompany advertising and commerce revenues:	$533	$474	$—

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,

	2002	2001	2000

	(millions)
EBITDA(a)
AOL	$1,798	$2,914	$2,298
Cable(b)	2,766	2,628	—
Filmed Entertainment	1,232	1,017	—
Networks	2,032	1,797	—
Music	482	419	—
Publishing	1,155	909	—
Corporate	(352)	(294)	(79)
Merger and restructuring costs	(335)	(250)	(10)
Intersegment elimination	(56)	(86)	—

Total EBITDA	$8,722	$9,054	$2,209

(a)	EBITDA represents operating income (loss) before non-cash depreciation of tangible assets of $2.327 billion in 2002, $1.750 billion in 2001 and $344 million in 2000, amortization of intangible assets of $732 million in 2002, $7.186 billion in 2001 and $99 million in 2000, and impairment write-downs related to goodwill and intangible assets of $45.538 billion in 2002.
(b)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s previously reported EBITDA of $333 million and $571 million, respectively.

	Year Ended December 31,

	2002	2001	2000

	(millions)
Depreciation of Property, Plant and Equipment
AOL	$624	$422	$344
Cable(a)	1,206	893	—
Filmed Entertainment	79	89	—
Networks	172	159	—
Music	121	97	—
Publishing	97	70	—
Corporate	28	20	—

Total depreciation	$2,327	$1,750	$344

(a)	Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s depreciation of $125 million and $218 million, respectively.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,

	2002	2001	2000

	(millions)
Amortization of Intangible Assets(a)
AOL	$161	$141	$99
Cable(b)	7	2,483	—
Filmed Entertainment	191	478	—
Networks	21	1,966	—
Music	175	820	—
Publishing	177	935	—
Corporate	—	363	—

Total amortization	$732	$7,186	$99

(a)	2001 includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the approximate $147 billion acquisition of Time Warner.
(b)	Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s amortization of $2 million and $40 million, respectively.

	Year Ended December 31,

	2002(a)	2001	2000

	(millions)
Operating Income (Loss)(a)
AOL	$(32,476)	$2,351	$1,855
Cable(b)	(8,997)	(748)	—
Filmed Entertainment	962	450	—
Networks	1,839	(328)	—
Music	(1,313)	(498)	—
Publishing	881	(96)	—
Corporate	(380)	(677)	(79)
Merger and restructuring costs	(335)	(250)	(10)
Intersegment elimination	(56)	(86)	—

Total Operating Income (Loss)	$(39,875)	$118	$1,766

(a)	Operating income (loss) in 2002 includes impairment write-downs related to goodwill and intangible assets of $33.489 billion for AOL, $10.55 billion for Cable and $1.499 billion for Music.
(b)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s previously reported operating income (loss) of $206 million and $313 million, respectively.

    As discussed in Note 2, when FAS 142 is initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date is reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger was reallocated to the AOL segment resulting in a change in segment assets. During 2002, the Company recorded a $99.773 billion impairment charge for goodwill and other intangible

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets. Following are AOL Time Warner’s assets by business segment, reflecting the reallocation of goodwill in accordance with FAS 142 as of December 31, 2002:

	Year Ended December 31,

	2002	2001

	(millions)
Assets
AOL	$7,757	$6,616
Cable	37,732	72,087
Filmed Entertainment	16,401	18,623
Networks	31,907	51,696
Music	6,080	18,341
Publishing	14,009	29,065
Corporate	1,564	12,076

Total assets	$115,450	$208,504

	Year Ended December 31,

	2002	2001	2000

	(millions)
Capital Expenditures and Product Development Costs
AOL	$560	$805	$778
Cable(a)	1,813	1,813	—
Filmed Entertainment	113	97	—
Networks	189	181	—
Music	180	166	—
Publishing	133	89	—
Corporate	35	62	—

Total capital expenditures and product development costs	$3,023	$3,213	$778

(a)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001 and the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s capital expenditures and product development costs of $206 million and $408 million, respectively.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Because a substantial portion of international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material. Information as to operations in different geographical areas is as follows:

	Years Ended
	December 31,

	2002	2001

	(millions)
Revenues(a)
United States	$32,632	$31,608
United Kingdom	2,352	1,173
Germany	1,260	588
Japan	778	653
France	728	394
Canada	413	368
Other international	2,798	2,382

Total revenues	$40,961	$37,166

(a)	Revenues are attributed to countries based on location of customer. AOL Time Warner did not have significant consolidated foreign revenues during 2000 since AOL’s foreign operations at the time were through investments accounted for using the equity method of accounting.

17.     COMMITMENTS AND CONTINGENCIES

Commitments

      AOL Time Warner’s total rent expense amounted to $970 million in 2002, $1.013 billion in 2001 and $413 million in 2000. The minimum net rental commitments under noncancellable long-term operating leases totaled approximately $5.4 billion and, based on current outstanding agreements, will be paid: $720 million in 2003; $605 million in 2004; $531 million in 2005; $484 million in 2006; $447 million in 2007; and $2.654 billion after 2007. Additionally, AOL Time Warner recognized sublease income of approximately $34 million in 2002 and, as December 31, 2002, the Company had future sublease income commitments of approximately $218 million.

      AOL Time Warner’s firm commitments and contingent commitments under certain programming, licensing, artists, athletes, franchise and other agreements aggregated approximately $27.9 billion at December 31, 2002, which are payable principally over a ten-year period. A summary of the Company’s firm commitments, including net operating leases and outstanding debt, and contingent commitments is as follows:

			2007
Firm Commitments and Outstanding Debt	2003	2004-2006	and thereafter	Total

	(millions)
Programming and production deals	$2,756	$6,463	$6,807	$16,026
TWE restructuring payment	2,100	—	—	2,100
Narrowband and broadband network providers	1,209	1,648	—	2,857
Net operating leases	720	1,620	3,101	5,441
Other firm commitments	1,122	1,785	397	3,304

Total firm commitments	$7,907	$11,516	$10,305	$29,728

Total principal outstanding on long-term debt	897	5,189	21,242	27,328

Total firm commitments and outstanding debt	$8,804	$16,705	$31,547	$57,056

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Following is a description of the Company’s firmly committed contractual obligations at December 31, 2002:

•	The Networks segment (HBO, Turner and The WB Network) enters into agreements with movie studios to air movies they produce. In addition, the Cable segment enters into commitments to purchase programming from cable network providers to provide service to its subscribers. The commitments represent an estimate of future programming costs based on per subscriber rates contained in contracts existing as of December 31, 2002 applied to the number of consolidated subscribers on that date. Such amounts are subject to variability based on changes in the number of future subscribers, the extension of existing contracts, and the entering into of new contracts. These arrangements are collectively referred to as programming and production deals.

•	As previously discussed, as part of the TWE restructuring, the Company is required to pay Comcast $2.1 billion at the time of the closing of the restructuring. The table does not include the $1.5 billion in AOL Time Warner stock to be issued to Comcast because it is not anticipated to impact the Company’s liquidity or cash flows.

•	AOL has minimum purchase commitments with various narrowband and broadband network providers in order to provide service to its subscribers.

•	Operating lease obligations primarily relate to the minimum lease rental obligations for the Company’s real estate and operating equipment in various locations around the world.

•	Other firm commitments include obligations to music artists, actors, authors and sports personnel and commitments to use certain printing facilities for the production of magazines and books. In addition, other firm commitments includes a payment of $128 million made in January 2003 to acquire an additional 11% interest in The WB Network.

			Expiration of Commitments

	Total			2007
Nature of Contingent Commitments	Commitments	2003	2004-2006	and Thereafter

	(millions)
Guarantees	$4,522	$383	$997	$3,142
Letters of credit and other contingent commitments	419	171	2	246

Total contingent commitments	$4,941	$554	$999	$3,388

      Following is a description of the Company’s contingent commitments at December 31, 2002:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by formerly owned entities and joint ventures in which AOL Time Warner was or is a venture partner.

•	The Cable segment provides letters of credit for several of its joint ventures. Should these joint ventures default on their debts, AOL Time Warner would be obligated to cover these costs to the extent of the letters of credit. In addition, the Company provides for letters of credit and surety bonds related to insurance premiums and the Cable segment provides for letters of credit and surety bonds that are required by certain local governments when cable is being installed.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES

Securities Matters

      As of March 25, 2003, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of AOL Time Warner stock, that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Minnesota State Board of Investment has been designated lead plaintiff for the consolidated securities actions. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      As of March 25, 2003, eight shareholder derivative lawsuits are pending. Three were filed in New York State Supreme Court for the County of New York, one in the U. S. District Court for the Southern District of New York and four in the Court of Chancery of the State of Delaware for New Castle County. These suits name certain current and former directors and officers of the Company as defendants, as well as the Company as a nominal defendant. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of AOL Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of AOL Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. Those motions to dismiss were heard on February 11, 2003 and the decision is pending. In addition these three lawsuits have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Actions. The lawsuit filed in the U.S. District Court for the Southern District of New York has been centralized for coordinated or consolidated pre-trial proceedings with the securities actions described above and the ERISA lawsuits described below under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The parties to the federal action have agreed that all proceedings in that matter should be stayed pending resolution of any motion to dismiss in the consolidated securities action described above.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      As of March 25, 2003 three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been, or will be, centralized for coordinated or consolidated pre-trial proceedings as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      On November 11, 2002, Staro Asset Management, LLC filed a putative class action complaint in the U.S. District Court for the Southern District of New York on behalf of all purchasers between October 11, 2001 and July 18, 2002, of Reliant 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029, for alleged violations of the federal securities laws. Plaintiff is a purchaser of subordinated notes, the price of which was purportedly tied to the market value of AOL Time Warner stock. Plaintiff alleges that the Company made misstatements and/or omissions of material fact that artificially inflated the value of AOL Time Warner stock and directly affected the price of the notes. Plaintiff seeks compensatory damages and/or rescission. The Company has not yet responded to this complaint. The Company intends to defend against this lawsuit vigorously. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). The plaintiffs alleged that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003 and the case was dismissed with prejudice. The Company is unable to predict if an appeal will be taken or the outcome of any such appeal.

Update on SEC and DOJ Investigations

      The Company has previously disclosed that the SEC and the DOJ are conducting investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions involving the Company’s America Online unit that were entered into after July 1, 1999.

      In its quarterly report on Form 10-Q for the quarter ended June 30, 2002 (filed August 14, 2002, the “June 2002 Form 10-Q”), the Company disclosed that it had recently discovered information that provided a basis to reexamine the accounting for three transactions totaling $49 million in advertising revenue at the Company’s America Online unit. Each of those transactions was a multi-element transaction. A multi-element transaction is one in which, at the same time or within a relatively short period of time, a third party agreed to purchase advertising from America Online and America Online agreed to purchase goods or services

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the third party, make an equity investment in the third party, settle a pre-existing dispute with the third party, or exchange other consideration with the third party.

      The information discovered in August 2002 did not call into question whether the advertisements purchased by the third party had in fact been run by America Online, nor did the information call into question whether America Online had in fact received payment associated with the advertisements that were run. Rather, in each case, the information discovered in August 2002 was specific evidence related to the negotiating history of the transaction that called into question whether each element of the multi-element transaction was supported as a separate exchange of fair value. In accounting for such multi-element transactions, it is the policy of the Company (consistent with generally accepted accounting principles) to recognize revenue in the full amount of advertising purchased by the third party only to the extent that both elements of the transaction (both the advertising purchase and the other element) are supportable as a separate exchange of fair value.

      After discovering such information, the Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online unit (“CFO review”). As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. At that time, the Company announced that it did not then anticipate that its CFO review would lead to any further restatement by the Company but disclosed that it could not predict the outcome of the separate SEC and DOJ investigations. Since that announcement in October 2002, there have been a number of developments relevant to these matters:

      First, on January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2001, its quarterly report on Form 10-Q for the quarter ended March 31, 2002 and June 2002 Form 10-Q that included restated financial statements reflecting the adjustments announced on October 23, 2002.

      Second, the Company has continued its CFO review of advertising transactions at the Company’s America Online unit. Based on that review, the Company has not, to date, determined to make any further restatement.

      Third, as part of the Company’s ongoing discussions with the SEC, the staff of the SEC recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously-established put price to Bertelsmann either in cash or in Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in a value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

      Prior to the end of March 2001, the Company and Bertelsmann began negotiations regarding Bertelsmann’s desire to be paid for some or all of its interests in AOL Europe in cash, rather than in Company stock. During the negotiations throughout 2001, the Company sought to persuade Bertelsmann that a contractual amendment guaranteeing Bertelsmann cash for its interests in AOL Europe had significant value to Bertelsmann (in an estimated range of approximately $400-800 million), and that in exchange for agreeing to such an amendment, the Company wanted Bertelsmann to extend and/or expand its relationship with the

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company as a significant purchaser of advertising. Because, for business reasons, the Company intended to settle in cash, the Company viewed it as essentially costless to forego the option to settle with Bertelsmann in stock. By agreeing to settle in cash, the Company also made it more likely that Bertelsmann would exercise its put rights, which were $1.5 billion less expensive than the Company’s call option.

      In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as these advertisements were run (almost entirely at the America Online unit) during the period from the first quarter of 2001 through the fourth quarter of 2002. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. (The remaining approximately $3.6 million is expected to be recognized by the Company during 2003.) These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

      Although the advertisements purchased by Bertelsmann in these transactions were in fact run, the SEC staff has expressed to the Company its preliminary view that at least some portion of the revenue recognized by the Company for that advertising should have been treated as a reduction in the purchase price paid by the Company to Bertelsmann rather than as advertising revenue. The Company subsequently provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why, to date, both the Company and its auditors continue to believe that these transactions have been accounted for correctly. The Company is engaged in ongoing discussions with the SEC staff on this matter.

      The SEC staff has also informed the Company that it is continuing to investigate a range of other transactions principally involving the America Online unit. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary.

Other Matters

      On January 22, 2002, Netscape Communications Corporation (“Netscape”), a wholly-owned subsidiary of America Online, sued Microsoft Corporation (“Microsoft”) in the U. S. District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations. Among other things, the complaint alleges that Microsoft’s actions to maintain its monopoly in the market for Intel-compatible PC operating systems worldwide injured Netscape, consumers and competition in violation of Section 2 of the Sherman Act and continues to do so. The complaint also alleges that Microsoft’s actions constitute illegal monopolization and attempted monopolization of a worldwide market for Web browsers and that Microsoft has engaged in illegal practices by tying its Web browser, Internet Explorer, to Microsoft’s operating system in various ways. The complaint seeks damages for the injuries inflicted upon Netscape, including treble damages and attorneys’ fees, as well as injunctive relief to remedy the anti-competitive behavior alleged. On June 17, 2002, the Judicial Panel on Multi-District Litigation transferred the case to the District Court for the District of Maryland for all pretrial proceedings. Due to the preliminary status of the matter, it is not possible for the Company at this time to provide a view on its probable outcome or to provide a reasonable estimate as to the amount that might be recovered through this action.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against America Online and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. These cases were removed to federal court. The New Jersey and Ohio cases have been transferred to the District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action has been remanded to California state court.

      On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against AOL Time Warner, America Online and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. This complaint was served on January 8, 2003. The Company is unable to predict the outcome of these cases, but intends to defend against these lawsuits vigorously.

      On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. On March 29, 2002, the Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award. On April 18, 2002, TWE filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals, which was denied on September 16, 2002. The Georgia Supreme Court subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE filed on December 23, 2002. The petition is pending.

      On April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U. S. District Court for the Central District of California. Plaintiffs have named as defendants the Company, TWE, WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U. S. District Court for the Southern District of New York. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      An arbitration proceeding brought against America Online, Homestore.com, Inc. v. America Online, Inc. in the District of Columbia, concerning an April 2000 distribution agreement between America Online and Homestore, was settled on January 9, 2003 on terms that are not material to the Company’s financial statements or results of operations.

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

18.	RELATED PARTY TRANSACTIONS

      AOL Time Warner has transactions with certain unconsolidated investees accounted for under the equity method of accounting, generally with respect to sales of products and services in the ordinary course of business. Such transactions include networking and host fee arrangements by the AOL segment, the sale of music product and manufacturing and distribution services by the Music segment, the licensing of broadcast rights to film and television product by the Filmed Entertainment segment, and the licensing of rights to carry cable television programming provided by the Networks segment. For the year ended December 31, 2002, the accompanying statement of operations includes revenue and cost of revenue from the aforementioned transactions of $300 million and $130 million, respectively. For the year ended December 31, 2001, revenue and cost of revenue from the aforementioned transactions were $343 million and $211 million, respectively.

      In addition, the Company, through TWE, has entered into various transactions with Comcast, a minority owner of TWE, and its subsidiaries, primarily related to the sale of programming to Comcast cable systems by the Networks segment. These transactions are executed on terms comparable to those of unrelated third parties. For the years ended December 31, 2002 and 2001, the accompanying statement of operations includes revenue from the aforementioned transactions of $378 million and $365 million, respectively. These amounts reflect transactions with only those cable systems in which Comcast had an ownership interest during the periods covered.

      In addition to the above transactions in the normal course of business, in January 2003, the Company acquired an additional 11% interest in The WB Network from certain executives of The WB Network for $128 million.

19.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

      Additional financial information with respect to cash (payments) and receipts are as follows:

	Year Ended December 31,

	2002	2001	2000

	(millions)
Cash payments made for interest	$(1,649)	$(1,396)	$(15)
Interest income received	98	197	330

Cash interest income (expense), net	$(1,551)	$(1,199)	$315

Cash payments made for income taxes	$(349)	$(388)	$(14)
Income tax refunds received	71	48	—

Cash taxes, net	$(278)	$(340)	$(14)

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Expense, Net

      Interest expense, net, consists of:

	Year Ended December 31,

	2002	2001	2000

	(millions)
Interest income	$117	$193	$330
Interest expense	(1,900)	(1,546)	(55)

Total interest expense, net	$(1,783)	$(1,353)	$275

Other Expense, Net

      Other expense, net, consists of:

	Year Ended December 31,

	2002	2001	2000

	(millions)
Net investment losses(a)	$(2,082)	$(2,551)	$(177)
Losses on equity investees	(349)	(962)	(36)
Gains related to the exchange of unconsolidated cable television systems at TWE	—	39	—
Losses on asset securitization programs	(56)	(70)	—
Miscellaneous	(11)	(23)	5

Total other expense, net	$(2,498)	$(3,567)	$(208)

(a)	Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of approximately $2.214 billion for the year ended December 31, 2002, and approximately $2.532 billion for the year ended December 31, 2001 (Note 7). For the year ended December 31, 2000, amount includes a noncash pretax charge of approximately $535 million and a noncash pretax gain of approximately $275 million.

Other Current Liabilities

      Other current liabilities consist of:

	December 31,

	2002	2001

	(millions)
Accrued expenses	$5,365	$5,474
Accrued compensation	907	904
Accrued income taxes	116	65

Total other current liabilities	$6,388	$6,443

REPORT OF MANAGEMENT

      The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles, and necessarily include some amounts that are based on management’s best estimates and judgments.

      AOL Time Warner Inc. maintains a system of internal accounting controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the benefits derived and that the evaluation of those factors requires estimates and judgments by management. Further, because of inherent limitations in any system of internal accounting control, errors or irregularities may occur and not be detected. Nevertheless, management believes that a high level of internal control is maintained by AOL Time Warner Inc., through the selection and training of qualified personnel, the establishment and communication of accounting and business policies, and its internal audit program.

      The Audit and Finance Committee of the Board of Directors, composed solely of directors who are not employees of AOL Time Warner, meets periodically with management and with AOL Time Warner’s internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting control, and the nature, extent and results of their audits. AOL Time Warner’s internal auditors and independent auditors have free access to the Audit and Finance Committee.

Wayne H. Pace	James W. Barge
Executive Vice President and Chief Financial Officer	Senior Vice President and Controller

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

AOL Time Warner Inc.

      We have audited the accompanying consolidated balance sheets of AOL Time Warner Inc. (“AOL Time Warner”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule and supplementary information listed in the index at Item 15(a). These financial statements, schedule and supplementary information are the responsibility of AOL Time Warner’s management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary information based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AOL Time Warner at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the accompanying consolidated financial statements, in 2002 AOL Time Warner changed its method of accounting for goodwill and intangible assets.

ERNST & YOUNG LLP

New York, New York

January 29, 2003

AOL TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

      The selected financial information for each of the five years in the period ended December 31, 2002 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. Certain reclassifications have been made to conform to the 2002 presentation.

      Because the Merger was not consummated until January 2001, the selected financial information for years prior to 2001 reflect only the financial results of America Online, as predecessor to AOL Time Warner.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(amounts in millions, except per share data)
Selected Operating Statement Information:
Revenues:
Subscription	$18,959	$15,657	$4,777	$3,874	$2,765
Advertising and commerce	7,680	8,260	2,273	1,240	612
Content and other	14,322	13,249	555	610	496

Total revenues	40,961	37,166	7,605	5,724	3,873
Operating income (loss)(a)	(39,875)	118	1,766	819	104
Interest income (expense), net	(1,783)	(1,353)	275	138	46
Other income (expense), net(b)(c)	(2,498)	(3,567)	(208)	677	(5)
Income (loss) before discontinued operations and cumulative effect of accounting change	(44,574)	(4,895)	1,121	1,027	115
Net income (loss)(d)	(98,696)	(4,934)	1,121	1,027	115
Per share of common stock(e):
Basic net income (loss)	$(10.01)	$(1.11)	$0.48	$0.47	$0.06
Diluted net income (loss)	$(10.01)	$(1.11)	$0.43	$0.40	$0.05
Average common shares:
Basic	4,454.9	4,429.1	2,323.0	2,199.0	1,959.1
Diluted	4,454.9	4,429.1	2,595.0	2,599.0	2,370.0

(a)	Includes a noncash charge of $45.538 billion to reduce the carrying value of goodwill and other intangible assets in 2002. Also includes merger-related costs and restructurings of approximately $335 million in 2002, $250 million in 2001, $10 million in 2000, $123 million in 1999 and $50 million in 1998. For 1998, includes $80 million of costs related to acquired in-process research and development and $18 million in legal settlements.
(b)	Includes noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments of approximately $2.214 billion in 2002, $2.532 billion in 2001, and $535 million in 2000 (Note 7).
(c)	Includes gains relating to the sale or exchange of certain other investments of $124 million in 2002, $275 million in 2000 and $678 million in 1999 (Note 7).
(d)	Includes a non-cash charge of $54.235 billion in 2002 related to the cumulative effect of an accounting change in connection with the adoption of FAS 142 (Note 1).
(e)	Excludes a non-cash charge of $54.235 billion in 2002 related to the cumulative effect of an accounting change and income (losses) related to discontinued operations of $113 million in 2002 and $(39) million in 2001.

AOL TIME WARNER INC.
SELECTED FINANCIAL INFORMATION (Continued)

	As of December 31,

	2002	2001	2000	1999	1998

	(millions)
Selected Balance Sheet Information:
Cash and equivalents	$1,730	$719	$2,610	$2,554	$1,532
Total assets	115,450	208,504	10,778	10,396	3,835
Debt due within one year	155	48	2	13	9
Long-term debt	27,354	22,792	1,411	1,581	401
Shareholders’ equity:
Equity applicable to common stock	52,817	152,027	6,727	6,331	1,862
Total shareholders’ equity	52,817	152,027	6,727	6,331	1,862
Total capitalization	80,326	174,867	8,140	7,925	2,272

AOL TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

      The following table set forth the quarterly information for AOL Time Warner.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	(amounts in millions, except per share data)
2002(a)(c)(d)
Subscription revenues	$4,467	$4,747	$4,818	$4,927
Advertising and commerce	1,784	2,036	1,698	2,162
Content and other	3,156	3,420	3,447	4,299

Total revenues	9,407	10,203	9,963	11,388
Income (loss) before cumulative effect of accounting change	(9)	396	57	(44,905)
Operating income (loss)	1,057	1,520	1,315	(43,767)
Net income (loss)	(54,244)	396	57	(44,905)
Basic income (loss) per common share before cumulative effect of accounting change	—	0.09	0.01	(10.04)
Diluted income (loss) per common share before cumulative effect of accounting change	—	0.09	0.01	(10.04)
Net income (loss) per share — basic	(12.25)	0.09	0.01	(10.04)
Net income (loss) per share — diluted	(12.25)	0.09	0.01	(10.04)
Net cash provided by operating activities	1,759	2,169	1,997	1,107
Common stock — high	32.92	23.96	14.80	17.89
Common stock — low	22.10	12.75	8.70	10.26
2001(b)(c)(d)
Subscription revenues	$3,639	$3,839	$3,970	$4,209
Advertising and commerce	1,999	2,209	1,880	2,172
Content and other	3,180	2,895	3,206	3,968

Total revenues	8,818	8,943	9,056	10,349
Operating income (loss)	(223)	196	(47)	192
Net loss	(1,369)	(737)	(997)	(1,831)
Net loss per share — basic	(0.31)	(0.17)	(0.22)	(0.41)
Net loss per share — diluted	(0.31)	(0.17)	(0.22)	(0.41)
Net cash provided by operating activities	973	1,290	1,967	1,051
Common stock — high	57.10	58.51	53.30	39.21
Common stock — low	31.50	33.46	27.40	29.39

See Notes on following page.

AOL TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION (Continued)
(unaudited)

Notes to Quarterly Financial Information

(a)	AOL Time Warner’s net loss per common share in 2002 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a noncash charge of $54.235 billion in the first quarter to reduce the carrying value of goodwill upon adoption of FAS 142 (Note 1), (ii) a noncash pretax charge of $45.538 billion in the fourth quarter to reduce the carrying value of goodwill and other intangible assets (Note 1), (iii) merger-related costs of $107 million in the first quarter, $77 million in the third quarter, and $151 million in the fourth quarter relating to the Merger, thereby aggregating $335 million for the year (Note 3), (iv) pretax gains on the sale of investments of $90 million in the second quarter and $34 million in the fourth quarter, thereby aggregating $124 million for the year, (v) noncash pretax charges of approximately $581 million in the first quarter, $364 million in the second quarter, $733 million in the third quarter and $536 million in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments (Note 7) and (vi) discontinued operations net of tax of $(1) million in the first quarter, $2 million in the second quarter and $112 million in the third quarter, thereby aggregating $113 million for the year, to reflect the results of the Advance/Newhouse Systems (Note 1).

(b)	AOL Time Warner’s net loss per common share in 2001 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) merger-related costs of $71 million in the first quarter, $134 million in the third quarter and $45 million in the fourth quarter relating to the Merger, thereby aggregating $250 million for the year (Note 3) (ii) noncash pretax charges of approximately $620 million in the first quarter, $196 million in the third quarter and $1.716 billion in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments (Note 7) and (iii) discontinued operations net of tax of $(10) million in the first quarter, $(9) million in the second quarter, $(10) million in the third quarter and $(10) million in the fourth quarter, thereby aggregating $(39) million for the year, to reflect the results of the Advance/Newhouse Systems (Note 1).

(c)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

(d)	The Company has adjusted consolidated quarterly revenues to properly reflect certain transactions between the Music segment and the Filmed Entertainment segment as intercompany transactions that are eliminated in the Company’s consolidated results. In 2002, this resulted in a reduction of revenues of approximately $17 million in the first quarter, $31 million in the second quarter, $20 million in the third quarter, and $36 million in the fourth quarter, thereby aggregating $104 million for the year. In 2001, approximately $12 million was adjusted in the first quarter, $10 million in the second quarter, $12 million in the third quarter and $24 million in the fourth quarter, aggregating $58 million for the year.

AOL TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      America Online, Inc. (“America Online”), Time Warner Inc. (“Time Warner”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with America Online, Time Warner and TW Companies, the “Guarantor Subsidiaries”) are wholly owned subsidiaries of AOL Time Warner Inc. (“AOL Time Warner”). AOL Time Warner, America Online, Time Warner, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of AOL Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company’s public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) America Online, Time Warner, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of AOL Time Warner and (iii) the eliminations necessary to arrive at the information for AOL Time Warner on a consolidated basis. There are no restrictions on the Company’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of AOL Time Warner.

Consolidating Statement of Operations

For the Year Ended December 31, 2002

								AOL Time
	AOL Time	America	Time	TW		Non-Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$7,148	$—	$—	$856	$33,209	$(252)	$40,961

Cost of revenues	—	(4,107)	—	—	(443)	(20,017)	252	(24,315)
Selling, general and administrative	(38)	(1,879)	(38)	(17)	(135)	(7,809)	—	(9,916)
Amortization of goodwill and other intangible assets	—	(19)	—	—	—	(713)	—	(732)
Impairment of goodwill and other intangible assets	(8,120)	(20,406)	—	—	—	(17,012)	—	(45,538)
Merger and restructuring costs	(46)	(249)	—	—	—	(40)	—	(335)

Operating income (loss)	(8,204)	(19,512)	(38)	(17)	278	(12,382)	—	(39,875)
Equity in pretax income of consolidated subsidiaries	(35,560)	(13,355)	(1,667)	(1,930)	818	—	51,694	—
Interest income (expense), net	(604)	(37)	(87)	(396)	(125)	(534)	—	(1,783)
Other expense, net	(66)	(811)	(8)	(118)	(14)	(1,309)	(172)	(2,498)
Minority interest income	—	—	—	—	—	(278)	—	(278)

Income (loss) before income taxes and discontinued operations	(44,434)	(33,715)	(1,800)	(2,461)	957	(14,503)	51,522	(44,434)
Income tax provision	(140)	27	(487)	(221)	(384)	(625)	1,690	(140)

Income (loss) before discontinued operations and cumulative effect of accounting change	(44,574)	(33,688)	(2,287)	(2,682)	573	(15,128)	53,212	(44,574)
Discontinued operations, net of tax	113	—	113	113	—	113	(339)	113

Income (loss) before cumulative effect of accounting change	(44,461)	(33,688)	(2,174)	(2,569)	573	(15,015)	52,873	(44,461)
Cumulative effect of accounting change	(54,235)	—	(54,235)	(42,062)	(12,173)	(52,048)	160,518	(54,235)

Net income (loss)	$(98,696)	$(33,688)	$(56,409)	$(44,631)	$(11,600)	$(67,063)	$213,391	$(98,696)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2001

								AOL Time
	AOL Time	America	Time	TW		Non-Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$6,731	$—	$—	$796	$29,838	$(199)	$37,166

Cost of revenues	—	(3,506)	—	—	(339)	(16,887)	199	(20,533)
Selling, general and administrative	(31)	(1,537)	(36)	(14)	(163)	(7,298)	—	(9,079)
Amortization of goodwill and other intangible assets	(359)	(15)	—	—	(299)	(6,513)	—	(7,186)
Merger and restructuring costs	(9)	(235)	—	—	—	(6)	—	(250)

Operating income (loss)	(399)	1,438	(36)	(14)	(5)	(866)	—	118
Equity in pretax income of consolidated subsidiaries	(4,132)	636	(5,009)	(3,440)	(593)	—	12,538	—
Interest income (expense), net	(216)	90	(38)	(406)	(157)	(626)	—	(1,353)
Other expense, net	(9)	(1,147)	(66)	(213)	(14)	(2,007)	(111)	(3,567)
Minority interest income	—	—	—	—	—	46	—	46

Income (loss) before income taxes and discontinued operations	(4,756)	1,017	(5,149)	(4,073)	(769)	(3,453)	12,427	(4,756)
Income tax provision	(139)	(415)	26	39	(247)	(653)	1,250	(139)

Income (loss) before discontinued operations	(4,895)	602	(5,123)	(4,034)	(1,016)	(4,106)	13,677	(4,895)
Discontinued operations, net of tax	(39)	—	(39)	(39)	—	(39)	117	(39)

Net income (loss)	$(4,934)	$602	$(5,162)	$(4,073)	$(1,016)	$(4,145)	$13,794	$(4,934)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2000

	America Online
	(predecessor to				Non-		AOL Time
	AOL Time				Guarantor		Warner
	Warner)	Time Warner	TW Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$5,939	$—	$—	$—	$1,666	$—	$7,605

Cost of revenues	(3,172)	—	—	—	(694)	—	(3,866)
Selling, general and administrative	(1,440)	—	—	—	(424)	—	(1,864)
Amortization of goodwill and other intangible assets	(6)	—	—	—	(93)	—	(99)
Merger-related costs	3	—	—	—	(13)	—	(10)

Operating income	1,324	—	—	—	442	—	1,766
Equity in pretax income of consolidated subsidiaries	450	—	—	—	—	(450)	—
Interest income, net	—	—	—	—	275	—	275
Other income (expense), net	59	—	—	—	(267)	—	(208)

Income before income taxes	1,833	—	—	—	450	(450)	1,833
Income tax provision	(712)	—	—	—	—	—	(712)

Net income	$1,121	$—	$—	$—	$450	$(450)	$1,121

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Consolidating Balance Sheet

December 31, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS
Current assets
Cash and equivalents	$349	$(12)	$—	$2,192	$29	$1,255	$(2,083)	$1,730
Receivables, net	12	308	8	24	139	5,176	—	5,667
Inventories	—	—	—	—	228	1,668	—	1,896
Prepaid expenses and other current assets	23	174	—	—	6	1,659	—	1,862

Total current assets	384	470	8	2,216	402	9,758	(2,083)	11,155
Noncurrent inventories and film costs	—	—	—	—	456	2,895	—	3,351
Investments in amounts due to and from consolidated subsidiaries	73,202	1,691	87,562	69,165	18,140	—	(249,760)	—
Investments, including available-for-sale securities	86	1,718	235	1	92	4,025	(1,019)	5,138
Property, plant and equipment	62	1,175	12	—	71	10,830	—	12,150
Intangible assets subject to amortization	—	—	—	—	—	7,061	—	7,061
Intangible assets not subject to amortization	—	—	—	—	641	36,504	—	37,145
Goodwill	1,867	1,625	—	—	2,805	30,689	—	36,986
Other assets	1,021	441	12	48	91	1,738	(887)	2,464

Total assets	$76,622	$7,120	$87,829	$71,430	$22,698	$103,500	$(253,749)	$115,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7	$51	$7	$—	$19	$2,375	$—	$2,459
Participations payable	—	—	—	—	—	1,689	—	1,689
Royalties and programming costs payable	—	—	—	—	—	1,495	—	1,495
Deferred revenue	—	549	—	—	1	659	—	1,209
Debt due within one year		—	—	—	—	155	—	155
Other current liabilities	382	1,271	24	188	212	4,350	(39)	6,388

Total current liabilities	389	1,871	31	188	232	10,723	(39)	13,395
Long-term debt	13,353	1,649	1,472	6,008	786	7,057	(2,971)	27,354
Debt due (from) to affiliates	(887)	—	—	—	1,647	887	(1,647)	—
Deferred income taxes	10,823	(4,728)	15,551	13,514	2,117	15,631	(42,085)	10,823
Deferred revenue	—	41	—	—	—	949	—	990
Other liabilities	127	19	664	—	379	3,834	—	5,023
Minority interests	—	—	—	—	—	5,048	—	5,048

Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	7,226	8,743	3,916	(2,216)	(14,895)	(2,774)	—
Other shareholders’ equity	52,817	1,042	61,368	47,804	19,753	74,266	(204,233)	52,817

Total shareholders’ equity	52,817	8,268	70,111	51,720	17,537	59,371	(207,007)	52,817

Total liabilities and shareholders’ equity	$76,622	$7,120	$87,829	$71,430	$22,698	$103,500	$(253,749)	$115,450

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Consolidating Balance Sheet

December 31, 2001

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

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income (loss)	$(98,696)	$(33,688)	$(56,409)	$(44,631)	$(11,600)	$(67,063)	$213,391	$(98,696)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,235	—	54,235	42,062	12,173	52,048	(160,518)	54,235
Impairment of goodwill and other intangible assets	8,120	20,406	—	—	—	17,012	—	45,538
Depreciation and amortization	16	549	1	—	23	2,470	—	3,059
Amortization of film costs	—	—	—	—	—	2,536	—	2,536
Loss on writedown of investments	92	765	—	106	—	1,264	—	2,227
Gain on sale of investments	—	(35)	—	—	—	(101)	—	(136)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	36,020	13,310	2,272	2,272	(490)	—	(53,384)	—
Change in investment segment	2,324	—	1,950	2,241	861	—	(7,376)	—
AOL Europe capitalization	—	(7,160)	—	—	—	7,160	—	—
Equity in losses of other investee companies after distributions	—	137	—	12	—	250	—	399
Changes in operating assets and liabilities, net of acquisitions	(1,028)	(430)	262	(204)	(398)	(2,260)	1,663	(2,395)
Adjustment relating to discontinued operations	—	—	—	—	—	265	—	265

Cash provided (used) by operations	1,083	(6,146)	2,311	1,858	569	13,581	(6,224)	7,032
INVESTING ACTIVITIES
Other investments and acquisitions	(159)	(102)	—	—	—	(7,518)	—	(7,779)
Change in due to/due from parent	—	—	—	—	—	(663)	663	—
Change in investment segment	(7,501)	—	(432)	(490)	—	—	8,423	—
Capital expenditures and product development costs from continuing operations	—	(429)	—	—	(30)	(2,564)	—	(3,023)
Capital expenditures from discontinued operations	—	—	—	—	—	(206)	—	(206)
Investment proceeds from available-for-sale-securities	—	128	—	—	—	6	—	134
Other investment proceeds	—	198	—	—	—	216	—	414

Cash provided (used) by investing activities	(7,660)	(205)	(432)	(490)	(30)	(10,729)	9,086	(10,460)
FINANCING ACTIVITIES
Borrowings	18,711	41	3,100	—	—	3,213	(1,530)	23,535
Debt repayments	(11,990)	—	(3,700)	—	—	(4,474)	1,180	(18,984)
Change in investment segment	—	—	663	—	—	—	(663)	—
Change in due to/from parent	—	6,313	(1,942)	(1,013)	(596)	(564)	(2,198)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	297	—	—	—	—	—	—	297
Repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions from discontinued operations	—	—	—	—	—	(11)	—	(11)
Principal payments on capital lease		(56)	—	—	—	(5)	—	(61)
Other	20	—	—	—	—	—	—	20

Cash provided (used) by financing activities	6,936	6,298	(1,879)	(1,013)	(596)	(2,096)	(3,211)	4,439
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	359	(53)	—	355	(57)	756	(349)	1,011

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	499	(1,734)	719

CASH AND EQUIVALENTS AT END OF PERIOD	$349	$(12)	$—	$2,192	$29	$1,255	$(2,083)	$1,730

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

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

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2000

	America
	Online						AOL
	(Predecessor				Non-		Time
	to AOL	Time	TW		Guarantor		Warner
	Time Warner)	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income	$1,121	$—	$—	$—	$450	$(450)	$1,121
Adjustments for noncash and nonoperating items:
Depreciation and amortization	221	—	—	—	222	—	443
Loss on writedown of investments	—	—	—	—	465	—	465
Gain (loss) on sale of investments	106	—	—	—	(464)	—	(358)
Equity in (income) losses of other investee companies after distributions	(484)	—	—	—	520	—	36
Changes in operating assets and liabilities, net of acquisitions	1,016				(706)	(66)	244

Cash provided by operations	1,980	—	—	—	487	(516)	1,951

INVESTING ACTIVITIES
Other investments and acquisitions	(1,968)	—	—	—	(97)	—	(2,065)
Investments in available-for-sale securities	(283)	—	—	—	—	—	(283)
Capital expenditures	(530)	—	—	—	(248)	—	(778)
Other investment proceeds	282	—	—	—	3	—	285
Investment proceeds from available-for-sale securities	527	—	—	—	—	—	527
Other	(291)	—	—	—	289	—	(2)

Cash used by investing activities	(2,263)	—	—	—	(53)	—	(2,316)

FINANCING ACTIVITIES
Borrowings	(136)	—	—	—	240	—	104
Debt repayments	(7)	—	—	—	6	—	(1)
Proceeds from exercise of stock option and dividend reimbursement plans	563	—	—	—	(245)		318

Cash provided by financing activities	420	—	—	—	1	—	421

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	137	—	—	—	435	(516)	56
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,393	—	—	—	161	—	2,554

CASH AND EQUIVALENTS AT END OF PERIOD	$2,530	$—	$—	$—	$596	$(516)	$2,610

AOL TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000
(millions)

		Impact of the	Additions
	Balance at	AOL	Charged to		Balance
	Beginning	Time Warner	Costs and		at End
Description	of Period	Merger	Expenses	Deductions	of Period

2002:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$901	$—	$696	$(641)	$956
Reserves for sales returns and allowances	988	—	2,057	(1,622)	1,423

Total	$1,889	$—	$2,753	$(2,263)	$2,379

2001:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$97	$596	$604	$(396)	$901
Reserves for sales returns and allowances	—	828	1,613	(1,453)	988

Total	$97	$1,424	$2,217	$(1,849)	$1,889

2000:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$58	$—	$196	$(157)	$97
Reserves for sales returns and allowances	—	—	—	—	—

Total	$58	$—	$196	$(157)	$97

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

2.1	Second Amended and Restated Agreement and Plan of Merger dated as of January 10, 2000 among the Registrant, America Online, Inc. (“America Online”), Time Warner Inc. (“Time Warner”), America Online Merger Sub Inc. and Time Warner Merger Sub Inc. (incorporated herein by reference to Annex A to the Joint Proxy Statement — Prospectus in Part I of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 filed on May 19, 2000 (Registration No. 333-30184)).	*
2.2	Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp. (“AT&T”), MediaOne of Colorado, Inc. (“MediaOne”), MediaOne TWE Holdings, Inc. (“Holdings”), Comcast Corporation, AT&T Comcast Corporation, the Registrant, TWI Cable Inc., Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2002).	*
3.(i)(a)	Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2001 (the “January 2001 Form 8-K”)).	*
3.(i)(b)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series LMC Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s January 2001 Form 8-K).	*
3.(i)(c)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series LMCN-V Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s January 2001 Form 8-K).	*
3.(ii)	By-laws of the Registrant as of July 18, 2002 (incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 2002 Form 10-Q”)).	*
4.1	Indenture dated as of June 1, 1998 among Time Warner, Time Warner Companies, Inc. (“TWCI”), Turner Broadcasting System, Inc. (“TBS”) and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Trustee (“JPMorgan Chase Bank”) (incorporated herein by reference to Exhibit 4 to Time Warner’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File No. 1-12259)).	*
4.2	First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Time Warner, America Online, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).	*
4.3	Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637) (“TWCI’s July 1992 Form 8-K”)).	*

i

Exhibit		Sequential
Number	Description	Page Number

4.4	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993 (“TWE’s 1993 Form S-4”)).	*
4.5	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to TWE’s 1993 Form S-4).	*
4.6	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-12878) (“TWE’s 1993 Form 10-K”)).	*
4.7	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-12878)).	*
4.8	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).	*
4.9	Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to the Time Warner 1997 Form 10-K).	*
4.10	Indenture dated as of January 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.11 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8637)).	*
4.11	First Supplemental Indenture dated as of June 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).	*
4.12	Second Supplemental Indenture dated as of October 10, 1996 among Time Warner, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*
4.13	Third Supplemental Indenture dated as of December 31, 1996 among Time Warner, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12259) (the “Time Warner 1996 Form 10-K”)).	*
4.14	Fourth Supplemental Indenture dated as of December 17, 1997 among Time Warner, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.4 to Time Warner’s, TWCI’s and TBS’s Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).	*

Exhibit		Sequential
Number	Description	Page Number

4.15	Fifth Supplemental Indenture dated as of January 12, 1998 among Time Warner, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.5 to Time Warner’s, TWCI’s and TBS’s 1998 Form S-4).	*
4.16	Sixth Supplemental Indenture dated as of March 17, 1998 among Time Warner, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.15 to the Time Warner 1997 Form 10-K).	*
4.17	Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Time Warner, America Online, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s 2000 Form 10-K).	*
4.18	Trust Agreement dated as of April 1, 1998 among Time Warner, as Grantor and U.S. Trust Company of California, N.A., as Trustee (incorporated herein by reference to Exhibit 4.16 to the Time Warner 1997 Form 10-K).	*
4.19	Indenture dated as of December 6, 1999, between America Online and State Street Bank and Trust Company (“State Street”), as Trustee (incorporated herein by reference to Exhibit 4.19 to the Registrant’s 2000 Form 10-K).	*
4.20	Supplemental Indenture No. 1 dated as of December 6, 1999 between America Online and State Street, as Trustee (incorporated herein by reference to Exhibit 4.20 to the Registrant’s 2000 Form 10-K).	*
4.21	Supplemental Indenture No. 2 dated as of January 11, 2001 between the Registrant, America Online, Time Warner, TWCI, TBS and State Street, as Trustee (incorporated herein by reference to Exhibit 4.21 to the Registrant’s 2000 Form 10-K).	*
4.22	Indenture dated as of April 19, 2001 among the Registrant, America Online, Time Warner, TWCI and TBS, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 2001 Form 10-Q”)).	*
10.1	1988 Stock Incentive Plan of Time Warner, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.2 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12259) (the “Time Warner 1999 Form “10-K”)).	*
10.2	Time Warner 1989 Stock Incentive Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.3 to the Time Warner 1999 Form 10-K).	*
10.3	AOL Time Warner Inc. 1994 Stock Option Plan, as amended through January 16, 2003.
10.4	Time Warner Corporate Group Stock Incentive Plan, as amended through November 18, 1999.
10.5	Time Warner Publishing Group Stock Incentive Plan, as amended through November 18, 1999.
10.6	Time Warner Inc. 1997 Stock Option Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.7 to the Time Warner 1999 Form 10-K).	*
10.7	America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the America Online Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 1-12143) (the “AOL 1999 Form 10-K”)).	*
10.8	AOL Time Warner Inc. 1999 Stock Plan, as amended through January 16, 2003.
10.9	AOL Time Warner Inc. 1999 International Restricted Stock Plan, as amended through January 10, 2001.

Exhibit		Sequential
Number	Description	Page Number

10.10	AOL Time Warner Inc. 1988 Restricted Stock Plan for Non-Employee Directors, as amended through January 16, 2003.
10.11	Time Warner 1996 Stock Option Plan for Non-Employee Directors, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2000 Form 10-K).	*
10.12	Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8637)).	*
10.13	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Time Warner 1996 Form 10-K).	*
10.14	Amended and Restated AOL Time Warner Annual Bonus Plan for Executive Officers.
10.15	AOL Time Warner Inc. Deferred Compensation Plan, as amended and restated as of August 1, 2001 (the “Deferred Compensation Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).	*
10.16	Amendment No. 1 to the Deferred Compensation Plan, effective October 15, 2001 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s 2001 Form 10-K (the “2001 Form 10-K”)).	*
10.17	Amendment No. 2 to the Deferred Compensation Plan, effective August 9, 2002 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s June 2002 Form 10-Q).	*
10.18	Time Warner Entertainment Deferred Compensation Plan, as amended and restated through August 1, 2001 (the “TWE Deferred Compensation Plan”) (incorporated herein by reference to Exhibit 4 to TWE’s Registration Statement on Form S-8 filed with the Commission on August 16, 2001 (File No. 333-67694)).	*
10.19	Amendment No. 1 to the TWE Deferred Compensation Plan, effective December 20, 2001.
10.20	Amendment No. 2 to the TWE Deferred Compensation Plan, effective August 9, 2002.
10.21	Amended and Restated Employment Agreement, effective as of January 1, 1998, as amended through March 26, 2002, between, Gerald M. Levin and the Registrant, as assignee of Time Warner (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).	*
10.22	Employment Agreement made as of December 2001, effective as of January 1, 2002, as amended and restated as of February 20, 2003, between the Registrant and R.E. Turner (“Turner”).
10.23	Employment Agreement made as of January 17, 2002, effective as of March 1, 2001, between the Registrant and Kenneth J. Novack (incorporated herein by reference to Exhibit 10.17 to the Registrant’s 2001 Form 10-K).	*
10.24	Amended and Restated Employment Agreement made as of March 25, 1999, as amended through April 20, 2001, between the Registrant, as assignee of Time Warner and Richard D. Parsons (incorporated herein by reference to Exhibit 10.3 to the Registrant’s March 2001 Form 10-Q).	*

Exhibit		Sequential
Number	Description	Page Number

10.25	Employment Agreement and related agreements between the Registrant, as assignee of America Online and Robert W. Pittman (incorporated herein by reference to Exhibit 10.15 to the America Online Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12143)).	*
10.26	Letter Agreement dated July 18, 2002 between the Registrant and Robert W. Pittman (incorporated herein by reference to Exhibit 10.5 to the Registrant’s June 2002 Form 10-Q).	*
10.27	Amended and Restated Employment Agreement dated December 22, 1999, effective as of January 1, 1999, as amended through March 29, 2001, between TWE and Jeffrey L. Bewkes.
10.28	Employment Agreement effective as of January 1, 2002 between Time Inc., a Delaware corporation, and Don Logan.
10.29	Agreement Containing Consent Orders, including the Decision and Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s January 2001 Form 8-K).	*
10.30	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s January 2001 Form 8-K).	*
10.31	Second Amended and Restated LMC Agreement dated as of September 22, 1995 among TWCI, Liberty Media Corporation (“LMC”), TCI Turner Preferred, Inc. (“TCITP”), Communication Capital Corp. (“CCC”) and United Cable Turner Investment, Inc. (which is incorporated herein by reference to Exhibit 10(a) to TWCI’s Current Report on Form 8-K dated September 6, 1996 (File No. 1-8637) (“TWCI’s September 1996 Form 8-K”)).	*
10.32	Agreement Containing Consent Order dated August 14, 1996 among TWCI, TBS, Tele-Communications, Inc., LMC and the Federal Trade Commission (incorporated herein by reference to Exhibit 2(b) to TWCI’s September 1996 Form 8-K).	*
10.33	Investors Agreement (No. 1) dated as of October 10, 1996 among Time Warner, Turner, Turner Outdoor Inc. and Turner Partners, LP (incorporated herein by reference to Exhibit 10.23 to the Time Warner 1996 Form 10-K).	*
10.34	$6 Billion Five-Year Revolving Credit Agreement, dated as of July 8, 2002, among the Registrant, TWE, Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N Partnership”), AOL Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 8, 2002 (File No. 1-15062) (the “July 2002 Form 8-K”)).	*
10.35	$4 Billion 364-Day Revolving Credit Agreement, dated as of July 8, 2002, among the Registrant, TWE, TWE-A/N Partnership, AOL Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.2 to the Registrant’s July 2002 Form 8-K).	*

v

Exhibit		Sequential
Number	Description	Page Number

10.36	Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the Letter Agreement dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among TWCI and certain of its subsidiaries, ITOCHU Corporation (“ITOCHU”) and Toshiba Corporation (“Toshiba”) (“TWE Partnership Agreement, as amended”) (incorporated herein by reference to Exhibit (A) to TWCI’s Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and Exhibit 10(b) and 10(c) to TWCI’s July 1992 Form 8-K).	*
10.37	Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, TWCI, US WEST, Inc., and certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended (incorporated herein by reference to Exhibit 3.2 to TWE’s 1993 Form 10-K ).	*
10.38	Form of Restated Certificate of Incorporation of Holdings, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 Form 10-Q”)).	*
10.39	Form of Amended and Restated Agreement of Limited Partnership of TWE, by and among Time Warner Cable Inc. (“TWC”), MediaOne, ATC, AT&T and the Registrant, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant’s September 2002 Form 10-Q).	*
10.40	Form of By-laws of TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s September 2002 Form 10-Q).	*
10.41	Form of Registration Rights Agreement by and between the Registrant and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant’s September 2002 Form 10-Q).	*
10.42	Form of Registration Rights Agreement by and among MediaOne, the Registrant and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.7 to the Registrant’s September 2002 Form 10-Q).	*
10.43	Form of Parent Agreement among TWC, the Registrant and AT&T, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.8 to the Registrant’s September 2002 Form 10-Q).	*
10.44	Form of Partnership Interest Sale Agreement among TWC, the Registrant, AT&T and MediaOne, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.9 to the Registrant’s September 2002 Form 10-Q).	*
10.45	Form of Reimbursement Agreement by and among TWC, the Registrant, WCI, ATC and TWE, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s September 2002 Form 10-Q).	*
10.46	Form of Brand License Agreement by and between WCI and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant’s September 2002 Form 10-Q).	*
10.47	Form of Tax Matters Agreement among the Registrant and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.12 to the Registrant’s September 2002 Form 10-Q).	*
10.48	Form of Brand and Trade Name License Agreement by and among Time Warner and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.13 to the Registrant’s September 2002 Form 10-Q).	*
10.49	Registration Rights Agreement dated as of August 20, 2002 by and between MediaOne and the Registrant, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.14 to the Registrant’s September 2002 Form 10-Q).	*

Exhibit		Sequential
Number	Description	Page Number

10.50	Distribution Agreement dated as of August 20, 2002 by and among TWE, WCI and the Registrant, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.15 to the Registrant’s September 2002 Form 10-Q).	*
10.51	Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.16 to the Registrant’s September 2002 Form 10-Q).	*
10.52	Contribution Agreement dated as of August 20, 2002 by and among Holdings, WCI and the Registrant, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.17 to the Registrant’s September 2002 Form 10-Q).	*
10.53	Intellectual Property Agreement dated as of August 20, 2002 by and between Holdings and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.18 to the Registrant’s September 2002 Form 10-Q).	*
10.54	Demand Promissory Note dated August 19, 2002 issued by Holdings to MediaOne in the original principal amount of $2.1 billion, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.19 to the Registrant’s September 2002 Form 10-Q).	*
10.55	Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership (“Advance/Newhouse”), and TWE-AN Partnership (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 (File No. 1-2878)).	*
10.56	Amended and Restated Partnership Agreement of TWE-A/N Partnership entered into as of February 1, 2001 by and between TWE, Advance/Newhouse and Paragon (incorporated herein by reference to Exhibit 10.46 to the Registrant’s 2000 Form 10-K).	*
10.57	First Amendment to the Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of March 1, 2001 among TWE, Advance/Newhouse and Paragon (incorporated herein by reference to Exhibit 10.47 to the Registrant’s 2000 Form 10-K).	*
10.58	Seconded Amended and Restated Partnership Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.2 to the Registrant’s June 2002 Form 10-Q).	*
10.59	Third Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of December 31, 2002 among TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (the “December 2002 Form 8-K”)).	*
10.60	Amended and Restated Transaction Agreement, dated as of October 27, 1997 among Advance Publications, Advance/Newhouse, TWE, TW Holding Co. and TWE-AN Partnership (incorporated herein by reference to Exhibit 99(c) to Time Warner’s Current Report on Form 8-K dated October 27, 1997 (File No. 1-12259)).	*
10.61	Transaction Agreement No. 2, dated as of June 23, 1998 among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon Communications (“Paragon”) and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.38 to Time Warner’s 1998 Form 10-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.62	Transaction Agreement No. 3, dated as of September 15, 1998 among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 10.39 to Time Warner’s 1998 Form 10-K).	*
10.63	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001 among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.53 to the Registrant’s 2000 Form 10-K).	*
10.64	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.1 to the Registrant’s June 2002 Form 10-Q).	*
10.65	Consent and Agreement dated as of December 31, 2002 among TWE-A/N, TWE, Paragon, Advance/Newhouse, TWEAN Subsidiary LLC (“TWEAN Subsidiary”) and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the Registrant’s December 2002 Form 8-K).	*
10.66	Pledge Agreement dated as of December 31, 2002 among TWE-A/N, Advance/Newhouse, TWEAN Subsidiary and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the Registrant’s December 2002 Form 8-K).	*
21.	Subsidiaries of the Registrant.
23.	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Annual Report on Form 11-K of the AOL Time Warner Savings Plan for the year ended December 31, 2002 (to be filed by amendment).
99.2	Annual Report on Form 11-K of the AOL Time Warner Thrift Plan for the year ended December 31, 2002 (to be filed by amendment).
99.3	Annual Report on Form 11-K of the TWC Savings Plan for the year ended December 31, 2002 (to be filed by amendment).
99.4	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

*	Incorporated by reference.

      The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.