Form 10-Q
period 2003-03-31
AOL TIME WARNER INC
filed 2003-05-15
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from to

Commission file number 1-15062

AOL TIME WARNER INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4099534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of April 30, 2003

Common Stock — $.01 par value	4,325,935,046
Series LMCN-V Common Stock — $.01 par value	171,185,826

AOL TIME WARNER INC.
INDEX TO FORM 10-Q

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

•	Overview. This section provides a general description of AOL Time Warner’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2003 compared to the same period in 2002. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition and cash flows as of and for the three months ended March 31, 2003.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

     AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

Use of EBITDA and Free Cash Flow

     AOL Time Warner considers EBITDA an important indicator of the Company’s operational strength and performance of its businesses. In addition, Free Cash Flow is considered an important indicator of the Company’s ability to service its debt and make strategic investments.

     EBITDA is defined as operating income (loss) before non-cash depreciation of tangible assets, amortization of intangible assets and impairment write-downs related to goodwill and intangible assets. EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization or write-downs of certain intangible assets, including goodwill, that were recognized in business combinations.

     Free Cash Flow is defined as cash provided by operations less capital expenditures and product development costs, dividend payments, partnership distributions, and principal payments on capital leases.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Both EBITDA and Free Cash Flow should be considered in addition to, not as a substitute for the Company’s operating income (loss), net income (loss) and various cash flow measures (e.g., cash provided by operations), respectively, as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

Recent Developments

Update on SEC and DOJ Investigations

     The Company has previously disclosed that the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) are conducting investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions involving the Company’s America Online unit that was entered into after July 1, 1999.

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

     After discovering such information, the Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online unit (“CFO review”). As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustments had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. At that time, the Company announced that it did not then anticipate that its CFO review would lead to any further restatement by the Company but disclosed that is could not predict the outcome of the separate SEC and DOJ investigations. Since that announcement in October 2002, there have been a number of developments relevant to these matters:

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

     Third, as part of the Company’s ongoing discussions with the SEC, in the first quarter of 2003, the staff of the SEC informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. (“Bertelsmann”) should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement,

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously established put price to Bertelsmann either in cash or in Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

     Prior to the end of March 2001, the Company and Bertelsmann began negotiations regarding Bertelsmann’s desire to be paid for some or all of its interests in AOL Europe in cash, rather than in Company stock. During the negotiations throughout 2001, the Company sought to persuade Bertelsmann that a contractual amendment guaranteeing Bertelsmann cash for its interest in AOL Europe had significant value to Bertelsmann (in an estimated range of approximately $400-800 million), and that in exchange for agreeing to such an amendment, the Company wanted Bertelsmann to extend and/or expand its relationship with the Company as a significant purchaser of advertising. Because, for business reasons, the Company intended to settle in cash, the Company viewed it as essentially costless to forego the option to settle with Bertelsmann in stock. By agreeing to settle in cash, the Company also made it more likely that Bertelsmann would exercise its put rights, which were $1.5 billion less expensive than the Company’s call option.

     In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as these advertisements were run (almost entirely at the America Online unit) during the period from the first quarter of 2001 through the first quarter of 2003. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. In addition, $2.0 million was recognized in the first quarter of 2003. (The remaining approximately $1.6 million is expected to be recognized by the Company during the remainder of 2003.) These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

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

     The SEC staff has also informed the Company that it is continuing to investigate a range of other transactions principally involving the America Online unit. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that the SEC may delay acting on any registration statement, such as the potential initial public offering of Time Warner Cable Inc. (“TWC Inc.”) while its investigation of the Company is pending.

TWE Restructuring

     Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corp. (“Comcast”).

     On March 31, 2003, AOL Time Warner and Comcast completed the restructuring of TWE (the “TWE Restructuring”). As a result of the TWE Restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Partners (“Comedy Central”) and the Courtroom Television Network (“Court TV”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE are now controlled by a new subsidiary of AOL Timer Warner called Time Warner Cable Inc. (“TWC Inc.”). As part of the restructuring, AOL Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

     In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC Inc. as part of the restructuring.

     Comcast’s 21.0% economic interest in TWC Inc.’s cable business, is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The additional ownership interests acquired by AOL Time Warner in the TWE Restructuring have been accounted for as a step acquisition and is reflected in the accompanying balance sheet as of March 31, 2003.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The purchase consideration paid by AOL Time Warner in the TWE Restructuring was as follows (in millions):

Description	Amount

Debt incurred at TWC Inc.	$2,100
Issuance of AOLTW manditorily convertible preferred stock to Comcast	1,500
Value of interest in cable assets transferred to Comcast	1,000
Acquisition costs	44

Total purchase consideration	$4,644

     The preliminary purchase price allocation eliminates the historical minority interests (at book value) associated with the 27.64% of the TWE’s content businesses and the 6% of the TWE cable business acquired by AOL Time Warner and preliminarily allocates the preliminary purchase consideration paid in excess of the historical minority interest to cable franchise license intangibles and goodwill as follows (in millions):

Description	Amount

Book value of net assets acquired	$2,337
Cable franchise license intangibles	880
Goodwill	1,427

Total purchase price allocated	$4,644

     In addition to the above amounts recorded, the 17.9% minority interest retained by Comcast in TWC Inc. was stepped up to fair value. The resulting $2.362 billion adjustment is reflected as an increase in cable franchise license intangibles and a corresponding increase in minority interest.

     A deferred tax liability of $1.296 billion and corresponding amount of goodwill was also recorded on the step up of all the cable franchise license intangible.

     The cable franchise license intangible assets are recorded in the Cable segment and are classified as intangible assets not subject to amortization. The goodwill of $1.427 billion is recorded in the Networks and Filmed Entertainment segments of $715 million and $712 million, respectively, while the goodwill of $1.296 billion that resulted from the deferred taxes on the franchise licenses are recorded in the Cable segment.

     Based upon its controlling voting interest in TWC Inc., AOL Time Warner consolidates the results of TWC Inc. for accounting purposes. Subject to market conditions and the registration statement, once filed, being declared effective by the SEC, AOL Time Warner plans to conduct an initial public offering of TWC Inc. later this year (Note 1). It is possible that the SEC may delay acting on the registration statement while the investigation of the Company is pending. (See “Overview-Recent Developments-Update on SEC and DOJ Investigations”). It is anticipated that the first $2.1

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

billion of net proceeds raised in any such offering would be used to repay the $2.1 billion of debt incurred by TWC Inc. Thereafter, Comcast will have certain priority registration rights with respect to its interest in TWC Inc.

Debt Reduction Plan

     In January 2003, the Company announced its intention to reduce its overall level of indebtedness in 2003. Specifically, it is the Company’s intention to reduce debt within a range of 2.25 to 2.75 times ratio of total consolidated net debt to annual EBITDA by the end of 2003. In addition, the Company announced that it intends to reduce total consolidated net debt to approximately $20 billion by the end of 2004. The Company anticipates that the reduction in debt will be achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-core assets. As part of this initiative, in January 2003, the Company sold its investment in Hughes Electronics Corp. (“Hughes”) for cash proceeds of $783 million and recognized a gain of approximately $50 million. In addition, in April 2003, the Company agreed to sell its 50% ownership interest in Comedy Central for $1.225 billion in cash and this transaction is expected to close in the second quarter of 2003. Any gain resulting from this transaction is not expected to result in incremental taxes paid as a result of capital losses. Accordingly, substantially all of the proceeds should be available for debt reduction. The Company is also exploring the sale of other non-core businesses.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

Discontinued Operations

     During 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”) resulting in Advance/Newhouse assuming authority for the day-to-day operations of certain TWE-A/N cable systems. As a result, AOL Time Warner deconsolidated the financial position and operating results of these systems, and has reflected the 2002 operating results as discontinued operations. Revenues and net loss from the discontinued operations totaled $352 million and $1 million for the three months ended March 31, 2002.

Other Items Affecting Comparability

     As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of AOL Time Warner’s operating results has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended

	3/31/03	3/31/02

	(millions)
Merger and restructuring costs	$(24)	$(107)
Loss on writedown of investments	(23)	(581)
Gain on sale of assets	109	—

Pretax impact	62	(688)
Income tax impact	(25)	275

After-tax impact	$37	$(413)

     For the three months ended March 31, 2003 these items included (i) merger and restructuring costs of $24 million (Note 2), (ii) non-cash charges of $23 million, which is comprised of $27 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $4 million of gains to reflect market fluctuations in equity derivative instruments (Note 3), and (iii) approximately $109 million in

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

gains on the sale of certain investments, including a $50 million gain from the sale of the Company’s interest in Hughes and a $35 million gain on the sale of the Company’s interest in an international theater chain (Note 3).

     For the three months ended March 31, 2002, these items included (i) merger and restructuring costs of $107 million (Note 2) and (ii) a non-cash charge of $581 million, which is comprised of $590 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $9 million of gains to reflect market fluctuations in equity derivative instruments. Included in the $590 million charge relating to other-than-temporary declines in value is a $571 million non-cash charge to reduce the carrying value of AOL Time Warner’s investment in Time Warner Telecom Inc. (“Time Warner Telecom”), a 44% owned equity investment (Note 3).

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Consolidated Results

     Revenues. Consolidated revenues increased 6% to $9.998 billion. As shown below, this increase was led by growth in both Subscription and Content revenues, offset in part by declines in both Advertising and Other revenues:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Subscription	$4,935	$4,467	10%
Advertising	1,338	1,408	(5%)
Content	3,253	2,931	11%
Other	472	601	(21%)

Total revenues	$9,998	$9,407	6%

     The 10% increase in Subscription revenues was principally due to increases in the number of subscribers and in subscription rates at the AOL, Cable and Networks segments. The 11% increase in Content revenues was principally due to improved results at the Networks and the Filmed Entertainment segments related to improved worldwide home video results, offset in part by lower results at the Music segment related to lower recorded music sales.

     The 5% decline in Advertising revenues was primarily related to the AOL segment, due principally to the decline in the current benefit from prior period contract sales and the Cable segment, due to a decrease in program vendor advertising. The decline in the benefit from prior year contracts at AOL and program vendor advertising at Cable are both expected to continue throughout 2003. The Advertising revenue declines at the AOL and Cable segments were offset in part by growth at the Networks and Publishing segments.

     The 21% decline in Other revenues was primarily due to the AOL segment’s decision to reduce the promotion of its merchandise business (i.e., reducing pop up advertisements) to improve the member experience. The declines are expected to continue throughout 2003.

     Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Reconciliation of Consolidated EBITDA to Operating Income

     The following table reconciles EBITDA to operating income and in addition provides the components from operating income to net income (loss) for purposes of the discussions that follow:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
EBITDA	$1,985	$1,739	14%
Depreciation	(639)	(518)	23%
Amortization	(195)	(164)	19%

Operating income	1,151	1,057	9%
Interest expense, net	(468)	(376)	24%
Other income (expense), net	66	(655)	N/M
Minority interest expense	(56)	(31)	81%

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	693	(5)	N/M
Income tax provision	(297)	(3)	N/M
Discontinued operations	—	(1)	N/M
Cumulative effect of accounting change	—	(54,235)	N/M

Net income (loss)	$396	$(54,244)	N/M

     EBITDA. AOL Time Warner’s EBITDA increased 14% to $1.985 billion in 2003 from $1.739 billion in 2002 principally as a result of double-digit increases at the AOL, Filmed Entertainment and Networks segments, offset in part by declines at the Music segment. The segment variations are discussed in detail under “Business Segment Results” below.

     EBITDA included merger and restructuring costs of $24 million in 2003 and $107 million in 2002. The 2003 costs included $4 million at the AOL segment, $8 million at the Networks segment and $12 million at the Publishing segment and related to various employee and contractual terminations. The 2002 costs included $75 million at the AOL segment, $5 million at the Music segment and $27 million at Corporate. The 2002 costs included $43 million related to work force reductions and $64 million for lease obligations of the AOL segment for network modems that are no longer being used because network providers have upgraded their networks to newer technology (Note 2).

     AOL Time Warner’s Corporate EBITDA loss decreased to $101 million in 2003 from $106 million in 2002. The improvement in the EBITDA loss was principally due to the absence in 2003 of merger and restructuring costs noted above. This was offset in part by legal and other professional fees related to the SEC and DOJ investigations into the accounting and disclosure practices of the Company and the defense of various shareholder lawsuits. Costs associated with these matters already made are expected to continue through the year.

     Depreciation Expense. Depreciation expense increased to $639 million in 2003 from $518 million in 2002 principally due to increases at the Cable segment ($330 million in 2003 compared to $274 million in 2002) and the AOL segment ($171 million in 2003 compared to $128 million in 2002). The increase at Cable reflects higher levels of spending related to the rollout of digital services over the past three years and increased spending on customer premise equipment that is depreciated over a shorter useful life. For the AOL segment, the higher expense was due to an increase in network assets acquired under capital leases, as well as a decrease in the estimated useful life of current network asset additions.

     Amortization Expense. Amortization expense increased to $195 million in 2003 from $164 million in 2002. The increase in amortization expense in 2003 is principally due to increases at the Music segment ($63 million in 2003 compared to $43 million in 2002) and the Publishing segment ($40 million in 2003 compared to $29 million in 2002). The increase at the Music segment is principally related to the reduction in the amortization period of music publishing copyrights and record catalog from 20 to 15 years. For the Publishing segment, the increase related to the finalization of purchase price accounting at the end of 2002 relating to the acquisition of Synapse, a subscription marketing company.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Operating Income. AOL Time Warner’s operating income increased to $1.151 billion in 2003 from $1.057 billion in 2002. The improvement in operating income related to an increase in business segment EBITDA noted above and discussed in detail under “Business Segment Results,” offset in part by an increase in depreciation and amortization expense.

     Interest Expense, Net. Interest expense, net, increased to $468 million in 2003, from $376 million in 2002, as a result of a change in the mix of debt from lower rate variable debt to higher rate fixed debt and a higher average level of debt outstanding.

     Other Income (Expense), Net. Other income, net, was $66 million in 2003 compared with other expense, net, of $655 million in 2002.

     In 2003, other income, net, included approximately $109 million in gains on the sale of certain investments, including a $50 million gain from the sale of the Company’s interest in Hughes and a $35 million gain on the sale of the Company’s interest in an international theater chain. This was offset in part by non-cash charges of $23 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments. In 2002, other expense, net includes pretax non-cash charges of $581 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments. Excluding equity method investees, as of March 31, 2003, the fair value and carrying value of the Company’s investment portfolio were $850 million and $794 million, respectively.

     Excluding the impact of the items discussed above, other income (expense), net, improved in 2003 as compared to the prior year primarily from a reduction of losses from equity method investees.

     Minority Interest. AOL Time Warner had $56 million of minority interest expense in 2003, compared to $31 million in 2002. The increase in minority interest expense is primarily related to higher income allocated to the minority owners of TWE prior to the TWE Restructuring, offset in part by a lower level of accretion on preferred securities of AOL Europe due to the redemption of $255 million of redeemable securities in February 2002. The remaining preferred securities of AOL Europe and accrued dividends were redeemed in April 2003 (Note 7).

     Income Tax Provision. AOL Time Warner had income tax expense of $297 million in 2003, compared to $3 million in 2002. The Company’s pretax income was $693 million in 2003 compared to a pretax loss of $5 million in 2002. Applying the 35% U.S. federal statutory rate to pretax income would result in income tax expense of $242 million in 2003 and an income tax benefit of $2 million in 2002. However, the Company’s actual income tax expense (benefit) differs from these amounts primarily as a result of several factors including state and local income taxes and foreign income taxed at different rates.

     During the first quarter of 2003, the Company completed the tax restructuring of certain foreign operations which resulted in the generation of a capital loss of approximately $4 billion that expires in 2008. Capital losses can only be utilized against capital gains. At this time significant uncertainty exists regarding the future realization of this loss; therefore, the Company has recorded a full valuation allowance against the tax benefit of this loss.

     As of March 31, 2003, the Company had net operating loss carryforwards of approximately $10.6 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income of the Company and its subsidiaries included in the consolidated Federal tax return of the Company and are, therefore, expected to reduce Federal income taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2018 through assumed 2021. Upon the completion of the planned initial public offering of TWC Inc.’s stock, TWC Inc. would no longer be included in the Company’s consolidated Federal tax returns and it would therefore no longer be able to utilize the Company’s Federal operating loss carryforwards.

     Net Income (Loss) and Net Income (Loss) Per Common Share. AOL Time Warner had net income of $396 million in 2003 compared to a net loss of $54.244 billion in 2002. Basic and diluted net income per common share was $0.09 in 2003 compared to basic and diluted net loss per common share of $12.25 in 2002.

     As noted above, net income for 2003 includes $109 million in pretax gains on the sale of certain investments and pretax non-cash charges of $23 million to reduce the carrying value of certain investments that experienced

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

other-than-temporary declines in value and to reflect market fluctuations in equity/derivative instruments. In addition, net income also reflects $24 million of pretax merger and restructuring costs.

     Net loss for 2002 includes a $54.235 billion charge relating to a cumulative effect of an accounting change in 2002 and a loss from discontinued operations of $1 million. Excluding these items, the Company’s net loss from continuing operations before the cumulative effect of an accounting change was $8 million in 2002. As noted above, net loss from continuing operations before the cumulative effect of an accounting change for 2002 includes pretax charges of $581 million relating to the writedown of investments and pretax charges of $107 million relating to merger and restructuring costs.

     In addition to these items, the 2003 results as compared to 2002 benefited from the overall increase in AOL Time Warner’s operating performance and a reduction of losses from equity method investees, which was slightly more than offset by increased depreciation and amortization expense and higher interest expense.

Business Segment Results

     AOL. Revenues, EBITDA, depreciation, amortization and operating income of the AOL segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Subscription	$1,898	$1,717	11%
Advertising	226	389	(42)%
Other	73	185	(61)%

Total revenues	$2,197	$2,291	(4)%

EBITDA	$404	$343	18%
Depreciation	(171)	(128)	34%
Amortization	(39)	(41)	(5)%

Operating income	$194	$174	11%

     The 11% growth in Subscription revenues was primarily related to price increases, an approximate $60 million favorable impact of foreign currency exchange rates and subscriber growth in Europe, as well as domestic subscriber growth particularly from the expansion of broadband service in 2003 as compared to the same period in 2002.

     The number of AOL brand subscribers in the U.S. was approximately 26.2 million at March 31, 2003 compared to approximately 26.5 million at December 31, 2002 and 26.1 million at March 31, 2002. The sequential decline in domestic AOL brand subscribers reflects a number of factors, including a maturing narrowband services subscriber universe; subscribers adopting other broadband services; a reduction in direct marketing response rates; a reassessment of various marketing programs, including bulk subscription employee programs, an increase in subscriber cancellations and terminations, including terminations of various non-paying subscribers on unlimited pricing plans; and the Company’s previously stated increased focus on improving the profitability of its narrowband membership base. The Company anticipates that the number of narrowband subscribers will likely continue to decline because of these factors. In addition, the movement toward AOL broadband services could negatively impact future results of operations due to lower margins on basic broadband services. The year over year increase in subscribers is principally related to the growth in broadband subscribers. The average monthly subscription revenue per domestic subscriber (“ARPU”) for the three months ended March 31, 2003 increased 3% to $18.52 as compared to $18.04 in the three months ended March 31, 2002. Domestic subscription ARPU is impacted by changes in the mix of narrowband and broadband product, the level of service provided (full connectivity versus Bring Your Own Access (“BYOA”)), and by changes in the terms of AOL’s relationships with its broadband cable, DSL, and satellite partners.

     The majority of AOL’s domestic subscribers are on unlimited pricing plans. Additionally, AOL has entered into

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

certain bundling programs with Original Equipment Manufacturers (“OEMs”) that generally do not result in subscription revenues during introductory periods, as well as the sale of bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of March 31, 2003, of the 26.2 million domestic AOL members, approximately 80% were on standard unlimited pricing plans (including 10% under various free trial, member service and retention programs), 14% were on lower priced plans, including BYOA plans, bulk employee programs with strategic partners, and limited usage plans (the weighted average monthly rate for these lower priced plans was approximately $11.13), and the remaining 6% were on OEM bundled plans. As of December 31, 2002, of the 26.5 million domestic AOL members, approximately 81% were on standard unlimited pricing plans (including 10% under various free trial, member service and retention programs), 13% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (the weighted average monthly rate for these lower priced plans was approximately $10.80), and the remaining 6% were on OEM bundled plans.

     The number of AOL brand subscribers in Europe was 6.3 million at March 31, 2003 and the average monthly subscription revenue per European subscriber for the first three months of 2003 was $17.84. This compares to AOL brand subscribers in Europe of 6.4 million and 5.9 million at December 31, 2002 and March 31, 2002, respectively, and an average monthly subscription revenue per European subscriber for the three months ended December 31, 2002 of $16.38 and $13.57 for the first three months of 2002. The average monthly subscription revenue per European subscriber in 2003 was impacted by price increases implemented in mid-2002 in various European countries offering the AOL service and the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro relative to that of the U.S. Dollar. The sequential decline in AOL brand subscribers was related to a reduction in inactive subscribers under various pay for usage plans.

     The 42% decline in year over year Advertising revenues is principally due to a reduction in benefits from prior period contract sales of $178 million and weakness in online advertising sales. Domestic contractual commitments received in prior periods contributed advertising revenue of $107 million in the 2003 period compared to $285 million in the comparable prior year period. Of the $285 million of advertising revenue from contractual commitments in 2002, $10 million was recognized as the result of the termination of contractual commitments. There was no such revenue from terminations recognized in 2003. The decline in advertising revenues also reflects a decrease in the intercompany sales of advertising to other business segments of AOL Time Warner in 2003 as compared to 2002 (from $54 million to $33 million). The decline was partially offset by a benefit of $28 million specifically relating to exceeding annual advertising performance thresholds on certain advertising contracts. Of the $226 million of advertising revenue in 2003, $79 million related to the five most significant advertisers. Similarly, of the $389 million of advertising revenue in 2002, $140 million related to the five most significant advertisers, including $80 million related to Bertelsmann (see “Overview — Recent Developments — Update on SEC and DOJ Investigations”). Advertising revenue from the five most significant domestic advertisers is expected to decline in both absolute terms and as a percentage of total advertising revenue as large advertising contracts expire and are replaced with smaller advertising arrangements.

     Domestic advertising commitments for future periods declined to $422 million as of March 31, 2003 as compared with $514 million as of December 31, 2002 and $1.019 billion as of March 31, 2002. During the first three months of 2003, in addition to the $107 million of prior period commitments recognized in revenue, remaining commitments were reduced by $57 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Similarly, during the first three months of 2002, in addition to the $285 million of prior period commitments recognized in revenue, remaining commitments were reduced by $239 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Included in the $422 million of advertising commitments for future periods as of March 31, 2003 is $201 million for the five largest commitments. Similarly, included in the $1.019 billion of advertising commitments for future periods as of March 31, 2002 is $389 million for the five largest commitments.

     The Company expects to complete performance on more than half of its remaining domestic advertising commitments by the end of 2003. Further declines in future consideration to be received, and revenue that would otherwise be recognized, could occur from additional terminations or restructurings of such commitments. As services under certain large longer term contracts signed in previous periods are completed, the Company expects to enter into fewer long term contracts, to reduce its reliance on long-term arrangements, including arrangements which

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

involve significant non-advertising components. The Company expects that the level of advertising commitments for future periods will decline as traditional advertiser arrangements typically involve shorter terms. The Company is uncertain whether the amount of revenue from the more traditional short-term advertising arrangements will reach the levels of current and prior advertising revenue even if the online advertising market improves. The Company also is uncertain of its ability to renew or replace advertising sales for some of its largest advertisers.

     The 61% decrease in Other revenues is primarily due to the Company’s decision to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience. The declines are expected to continue throughout 2003.

     The increase in EBITDA is principally due to lower merger and restructuring costs in 2003 ($4 million) compared to 2002 ($75 million) (Note 2), lower equipment leasing costs and the benefit of a one-time sales tax settlement of $20 million recorded in 2003. Excluding these items, EBITDA decreased primarily due to the decrease in advertising and other revenue, offset in part by improved results at AOL Europe, lower domestic network expenses and higher subscription revenue. The increase in operating income is due to the aforementioned EBITDA increase offset in part by higher depreciation expense primarily due to an increase in network assets acquired under capital leases.

     Cable. Revenues, EBITDA, depreciation, amortization and operating income of the Cable segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Subscription	$1,740	$1,530	14%
Advertising	102	153	(33)%

Total revenues	$1,842	$1,683	9%

EBITDA	$691	$652	6%
Depreciation	(330)	(274)	20%
Amortization	(2)	—	—

Operating income	$359	$378	(5)%

     The 14% increase in Subscription revenues was due to higher basic cable rates and increases in high-speed data services subscribers, digital cable subscribers and basic cable subscribers. In 2003, as compared to the prior year comparable period, high-speed data subscribers increased by 57% to 2.776 million, digital cable subscribers increased by 32% to 3.946 million and basic cable subscribers increased by 1.1% to 10.934 million (including approximately 1.600 million subscribers of unconsolidated investees which are managed by the Company).

     High-speed data subscribers include residential subscribers and commercial subscribers. As of March 31, 2003, high-speed data subscribers totaled 2.686 million residential and 90 thousand commercial subscribers.

     The 33% decrease in Advertising revenues was primarily related to a decrease in advertising purchased by programming vendors to promote their channels, including new channel launches (from $41 million to $2 million) and a decrease in the intercompany sale of advertising to other business segments of AOL Time Warner (from $27 million to $2 million), offset in part by a 15%, or $13 million, increase in general third-party advertising sales. The Company expects Cable’s Advertising revenues to continue to decline throughout 2003 related to a decrease in

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

intercompany advertising revenue and a more than 70% decline in advertising purchased by programming vendors, primarily due to fewer new channel launches.

     EBITDA increased principally as a result of the Subscription revenue gains and lower high speed data network expenses, offset in part by increases in programming and other operating costs and reduced program vendor and intercompany advertising revenues. The increase in video programming costs of 18% was primarily attributable to two factors: first, sports programming cost increases, which reflect launches of new sports services and contractual rate increases for existing sports services; and second, the impact of having added numerous non-sports services to many of the Company’s lineups over recent years, including new services and expanded distribution of existing services. Video programming costs have risen in recent years and will continue to rise, although at a lower rate than during 2002, primarily due to the expiration of introductory and promotional periods under programming affiliation agreements, the need to obtain additional quality programming for more extensive programming packages, the migration of premium channels to the standard tier, industry-wide programming cost increases (especially for sports programming) and inflation-indexed or negotiated license fee increases. Other operating costs increased as a result of the roll out of new services, higher property taxes associated with the upgrade of cable plants, higher pension expense and higher development spending in the Interactive Personal Video division (from $5 million to $8 million). The decrease in operating income was primarily due to the increase in depreciation expense, reflecting higher levels of capital spending related to the roll-out of digital services over the past three years and increased capital spending on customer premise equipment that is depreciated over a shorter useful life, offset in part by the increase in EBITDA described above.

     Filmed Entertainment. Revenues, EBITDA, depreciation, amortization and operating income of the Filmed Entertainment segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Advertising	$2	$2	—
Content	2,295	2,079	10%
Other	67	55	22%

Total revenues	$2,364	$2,136	11%

EBITDA	$251	$181	39%
Depreciation	(20)	(19)	5%
Amortization	(48)	(48)	—

Operating income	$183	$114	61%

     The 11% increase in total revenues was driven by a 10% increase in Content revenues. This increase was primarily related to improved worldwide home video results, primarily related to DVD sales, and improvements in television, primarily related to the timing of deliveries of network series and the timing of international television availabilities. These increases were offset in part by declines in theatrical performance, related to fewer releases in 2003 and difficult comparisons to the prior year, which benefited from the strong carryover international results of Harry Potter and the Sorcerer’s Stone.

     EBITDA and operating income increased due primarily to the higher revenues described above and improved margin contribution from the theatrical and television businesses, as well as lower print and advertising expenses principally related to the decrease in the number of theatrical releases in the period, offset in part by fair value adjustments on certain future theatrical releases.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Networks. Revenues, EBITDA, depreciation, amortization and operating income of the Networks segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Subscription	$1,119	$1,067	5%
Advertising	566	522	8%
Content	356	152	134%
Other	51	45	13%

Total revenues	$2,092	$1,786	17%

EBITDA	$500	$431	16%
Depreciation	(45)	(39)	15%
Amortization	(3)	(3)	—

Operating income	$452	$389	16%

     The 5% increase in Subscription revenues was due to an increase in the number of subscribers and from higher rates at both the Turner cable networks and at HBO. The 8% increase in Advertising revenues was driven by higher sellouts and advertising rates at Turner’s entertainment networks, reflecting continued improvement in the cable television advertising market, and at The WB Network, from higher advertising rates, higher ratings and the impact of an expanded Sunday night schedule that began in September 2002. This was offset in part by lower advertising revenues at Turner’s news networks primarily related to the coverage of the war in Iraq. The 134% increase in Content revenue was primarily due to higher home video sales at HBO, including My Big Fat Greek Wedding (released in February 2003) and HBO’s original programming.

     EBITDA and operating income increased primarily due to the increase in total revenues described above as well as lower marketing expenses and the settlement of certain legal liabilities at Turner. This was offset in part by higher programming costs at Turner, HBO and The WB Network, higher newsgathering costs at Turner and higher participations related to the increase in Content revenues at HBO. In addition, there were $8 million of restructuring costs in 2003 at Turner.

     Music. Revenues, EBITDA, depreciation, amortization and operating income (loss) of the Music segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Content	$688	$763	(10)%
Other	226	184	23%

Total revenues	$914	$947	(3)%

EBITDA	$87	$91	(4)%
Depreciation	(38)	(28)	36%
Amortization	(63)	(43)	47%

Operating income (loss)	$(14)	$20	NM

     The 10% decline in Content revenues was primarily related to the industry-wide impact of piracy on worldwide music sales, which is expected to continue. This decrease was partially offset by an approximate $50 million favorable impact of foreign currency exchange rates primarily related to the strengthening of the Euro relative to that of the U.S. dollar. The 23% increase in Other revenues was primarily related to an increase in the worldwide DVD manufacturing volume, due in part from the timing of certain key releases, and an approximate $10 million favorable impact of foreign currency exchange rates, offset in part by lower DVD manufacturing prices. As of March 31, 2003, the Music segment had year-to-date domestic album market share of 17.8% as compared to year-to-date market share of 17.0% at December 31, 2002 and 18.0% as of March 31, 2002.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The decrease in EBITDA is due primarily to the overall decline in recorded music sales, partially offset by increased DVD manufacturing volume and lower overhead costs resulting from the restructuring of the recorded music operations. In addition, EBITDA reflects a $12 million net benefit related to accrual reversals, including lower than expected employee compensation costs related to the restructuring of compensation plans, partially offset by increased reserves related to certain music publishing advances. The operating loss in 2003 is due primarily to the aforementioned changes in EBITDA as well as higher depreciation and amortization expense. The increase in amortization expense is principally related to the reduction in the amortization period of recorded music catalog and music publishing copyrights from 20 to 15 years.

     Publishing. Revenues, EBITDA, depreciation, amortization and operating income of the Publishing segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Subscription	$301	$248	21%
Advertising	520	474	10%
Content	113	122	(7)%
Other	218	237	(8)%

Total revenues	$1,152	$1,081	7%

EBITDA	$148	$145	2%
Depreciation	(27)	(23)	17%
Amortization	(40)	(29)	38%

Operating income	$81	$93	(13)%

     The 21% increase in Subscription revenues was primarily due to a $37 million reduction in subscription agents’ commissions (which are netted against revenue). The 10% increase in Advertising revenues reflects soft comparisons to the first quarter of 2002 resulting from the aftermath of the events of September 11th and improvements in the advertising market during the early part of this year. The 7% decline in Content revenues was primarily related to lower sales at the AOL Time Warner Book Group due to difficult comparisons to the 2002 period, which included Life: One Nation and the release of Nelson Demille’s Up Country. The 8% decline in Other revenues was primarily related to significantly lower results at Time Life.

     The increase in EBITDA reflects the impact of increased revenue discussed above. This was largely offset by higher marketing costs, a $17 million decline at Time Life, an increase in pension related expenses of approximately $10 million, which is expected to continue throughout the year and a $12 million restructuring charge recorded in the current quarter. As a result of the recent decline in operating performance, management conducted a review of the Time Life business and expects to restructure the business over the next two years with such restructuring resulting in costs ranging from $20 million to $40 million. The decrease in operating income was primarily due to higher amortization expense related to the finalization of purchase price accounting during the fourth quarter of 2002 relating to the acquisition of Synapse, a subscription marketing company, offset in part by the higher EBITDA discussed above.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2003

Current Financial Condition

     At March 31, 2003, AOL Time Warner had $30.0 billion of debt, $3.7 billion of cash and equivalents (net debt of $26.3 billion, defined as total debt less cash and cash equivalents) and $54.8 billion of shareholders’ equity, compared to $27.5 billion of debt, $1.7 billion of cash and equivalents (net debt of $25.8 billion), and $52.8 billion of shareholders’ equity at December 31, 2002. In addition, as of March 31, 2003, AOL Europe had $813 million, including accrued dividends, of redeemable preferred securities outstanding, which are classified as minority interest in the accompanying consolidated balance sheet. In April 2003, these redeemable preferred securities were repurchased by the Company for cash (Note 7).

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     In January 2003, pursuant to a previously negotiated agreement, TWE acquired an additional 11% interest in The WB Network from certain executives for $128 million in cash. Also during the quarter, the Company also made cash contributions to its own defined benefit pension plans for $279 million. In addition, in January 2003, the Company redeemed $372 million principal amount outstanding of 6.85% debentures due 2026 of Time Warner Companies, Inc., a wholly owned subsidiary of the Company. The Company paid $384 million to redeem the debentures, including accrued and unpaid interest to the date of redemption.

     In addition, in April 2003, the Company agreed to sell its 50% interest in Comedy Central for $1.225 billion in cash. This transaction is expected to close in the second quarter of 2003. Also during April 2003, the Company paid $391 million related to the settlement of certain litigation (Note 10).

     As discussed in more detail below, management believes that AOL Time Warner’s operating cash flow, cash and equivalents, borrowing capacity under its credit facilities and availability under its commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

     Cash and cash equivalents increased to $3.687 billion as of March 31, 2003 from $1.730 billion as of December 31, 2002. See below for a discussion of the change.

Operating Activities

     Cash provided by operations decreased to $1.545 billion for the first three months of 2003, compared to $1.759 billion in 2002. The decline in cash flow from operations is primarily related to lower cash generated by working capital and the impact in 2002 of cash provided by the discontinued operations, offset in part by an increase in EBITDA. The changes in working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items.

     Sources of cash provided (used) by operations are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
EBITDA	$1,985	$1,739
Net interest payments	(342)	(369)
Net income taxes paid	(121)	(59)
Adjustments relating to discontinued operations	—	157
All other, including working capital changes	23	291

Cash provided by operations	$1,545	$1,759

Investing Activities

     Cash provided by investing activities was $123 million for the first three months of 2003, compared to cash used by investing activities of $6.311 billion in 2002. The increase in cash provided by investing activities is primarily due to the lower level of cash used for investments and acquisitions, principally $5.3 billion of cash used in 2002 in connection with the acquisition of 80% of Bertelsmann’s interest in AOL Europe. In addition, 2003 had higher investment proceeds from available for sale securities, primarily related to cash proceeds of $783 million related to the sale of the Company’s investment in Hughes during the quarter. Capital expenditures and product development costs have declined primarily related to the absence in 2003 of the TWE-A/N discontinued operations, which had capital expenditures of $77 million in 2002.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Sources of cash provided (used) by investing activities are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Investments and acquisitions, net of cash acquired	$(237)	$(5,668)
Capital expenditures and product development costs	(554)	(666)
Investment proceeds from available for sale securities	904	10
Other investment proceeds	10	13

Cash provided (used) by investing activities	$123	$(6,311)

Financing Activities

     Cash provided by financing activities was $289 million for the first three months of 2003 compared to $4.719 billion in 2002. The decrease in cash provided by financing activities is principally due to incremental borrowings in 2002 that were used to finance the acquisition of 80% of Bertelsmann’s interest in AOL Europe.

     Sources of cash provided (used) by financing activities are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Borrowings	$1,793	$6,201
Debt repayments	(1,549)	(1,232)
Redemption of mandatorily redeemable preferred securities of a subsidiary	—	(255)
Current period repurchases of common stock	—	(102)
Dividends paid and partnership distributions	—	(17)
Principal payments on capital leases	(31)	(7)
Other financing activities	76	131

Cash provided by financing activities	$289	$4,719

Free Cash Flow

     AOL Time Warner evaluates operating performance based on several measures including free cash flow, which is defined as cash provided by operations less capital expenditures and product development costs, dividend payments and partnership distributions, and principal payments on capital leases. Free cash flow in 2003 was $960 million, compared to $1.069 billion in 2002. The following table provides a reconciliation of the Company’s cash provided by operations and free cash flow.

	Three Months Ended March 31,

	2003	2002

	(millions)
Cash provided by operations	$1,545	$1,759
Capital expenditures and product development costs	(554)	(666)
Dividends paid and partnership distributions	—	(17)
Principal payments on capital leases	(31)	(7)

Free cash flow	$960	$1,069

     The decrease in free cash flow was primarily the result of the decline in cash provided by operations as described above, offset in part by lower capital expenditures and product development costs. In addition, the prior year period was also impacted by discontinued operations, which positively impacted free cash flow by $62 million.

     Free cash flow in the second quarter of 2003 will be impacted by a $391 million payment associated with the satisfaction of certain pre-merger legal liabilities, which were fully accrued for as of December 31, 2002.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Credit Agreements

     As part of the closing of the TWE Restructuring, AOL Time Warner, together with certain of its consolidated subsidiaries, amended its aggregate $10 billion unsecured long-term revolving bank credit agreements (the “Credit Agreements”). The Credit Agreements now consist of a $6 billion five-year revolving credit facility, a $2.5 billion 364-day revolving credit facility, and a $1.5 billion 364-day revolving credit facility. The borrowers under the $6 billion and $2.5 billion facilities (the “AOLTW Facilities”) are AOL Time Warner and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Time Warner, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Companies, Inc. (“TW Companies”). The obligations of AOL Time Warner Finance Ireland are guaranteed by AOL Time Warner. The borrower under the $1.5 billion facility is TWE (and TWC Inc. following any initial public offering of its stock or registered public debt) (the “TWE Facility”). Borrowings under the $2.5 billion facility may be extended for a period up to two years beyond the initial maturity of July 7, 2003. The maturity of the TWE Facility is January 7, 2004 with an optional extension period of one year beyond such maturity date.

     Borrowings bear interest at rates generally based on the credit rating of the respective borrowers, which rate is currently equal to LIBOR plus 0.525% in the case of the $2.5 billion and $1.5 billion 364-day facilities, and 0.500% in the case of the $6.0 billion five-year facility. In addition, the Company is required to pay a facility fee of 0.10% per annum on the aggregate commitments under its 364-day facility and 0.125% per annum on the aggregate commitments under the 5-year facility, and an additional usage fee of ..0625% if the aggregate outstanding loans under the AOLTW Facilities exceed 33% of the aggregate committed amounts thereunder and 0.125% if such outstanding amounts exceed 66%. TWE is required to pay an additional facility fee of 0.10% per annum on the aggregate commitments under the TWE Facility and an additional usage fee of 0.0625% on outstanding principal amounts, which fee increases to 0.125% if the outstanding amounts exceed 66% of the total committed amounts under the TWE Facility. The AOLTW Facilities and the TWE Facility provide same-day funding and multi-currency capability. The AOLTW Facilities contain a maximum leverage ratio covenant of 4.5 times EBITDA, and an interest coverage covenant of 2.0 times cash interest expense for AOL Time Warner, and the TWE Facility contains a maximum leverage ratio covenant of 5.0 times EBITDA and an interest coverage covenant of 2.0 times cash interest expense for TWE. The Credit Agreements do not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in the Company’s or TWE’s financial condition or results of operations. Borrowings may be used for general corporate purposes and unused credit is available to support commercial paper borrowings.

     As previously noted, there was $2.1 billion of pre-existing debt of a Comcast subsidiary which was incurred by TWC Inc. The form of this debt is a one-year term loan with an optional extension for an additional year. The loan is guaranteed by TWE and is prepayable. The term loan contains a maximum leverage ratio covenant (including amounts owing to preferred equity interests and net of cash balances in excess of $25 million) and a minimum interest coverage covenant for TWC Inc. of 3.5 times EBITDA and 2.0 times cash interest expense, respectively. A total of $400 million of quarterly amortization commences on December 31, 2003 prior to final repayment of the remaining $1.7 billion on March 31, 2005, assuming the optional extension is exercised. Borrowings bear interest at specific rates, based on the credit rating for TWC Inc. or TWE, which is currently equal to LIBOR plus 0.875%.

Capital Expenditures and Product Development Costs

     AOL Time Warner’s total capital expenditures and product development costs were $554 million for the first three months of 2003 compared to $666 million in 2002. Capital expenditures and product development costs from continuing operations were $589 million in 2002. Capital expenditures and product development costs from continuing operations principally relate to the Company’s Cable segment, which had capital expenditures from continuing operations of $346 million in 2003 and $358 million in 2002. The Cable segment, over the past several years, has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services. The Company has completed such upgrades and therefore anticipates a decrease in capital expenditures and product development costs at the Cable segment throughout the remainder of 2003. Also contributing to capital expenditures and product development costs are product development costs incurred by the AOL segment, which amounted to $41 million in 2003 and $58 million in 2002. The decrease in product development costs incurred by the AOL segment in 2003, compared to 2002, related primarily to a decrease in spending related to non-core projects. In addition, capital expenditures in 2003 for the Company are expected to be impacted by costs associated with the completion of the Company’s new corporate headquarters.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The Cable segment’s capital expenditures from continuing operations are comprised of the following categories:

	Three Months Ended March 31,

	2003	2002

	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$178	$199
Scaleable infrastructure	25	40
Line extensions	39	38
Upgrade/rebuild	38	39
Support capital	66	42

Total capital expenditures	$346	$358

     AOL Time Warner’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, drops (i.e., customer installations), converters (i.e., equipment that converts transmitted signals to analog and/or a digital TV signal; a.k.a. analog and digital boxes) and cable modems used in the delivery of high-speed data services. With respect to customer premise equipment, including converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. For converters and modems, such life is 3-5 years and for plant upgrades, such useful life is up to 16 years. As of March 31, 2003, the total net book value of capitalized labor and overhead costs associated with the installation of converters and modems was approximately $160 million. As of that same date, the net book value of all capitalized costs associated with converters and modems, including equipment costs, was approximately $1.4 billion.

     Included in the AOL segment’s product development costs are costs incurred for the production of technologically feasible computer software that generates additional functionality to its existing software products. Capitalized costs typically include direct labor and related overhead for software produced by AOL as well as the cost of software purchased from third parties. Costs incurred on a product prior to the determination that the product is technologically feasible, as well as maintenance costs of established products, are expensed as incurred. All costs in the software development process, which are experimental in nature, are classified as research and development and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. The total net book value related to capitalized software costs was approximately $287 million as of March 31, 2003.

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of AOL Time Warner’s Filmed Entertainment companies was approximately $3.6 billion at March 31, 2003 and approximately $3.3 billion at December 31, 2002, including amounts relating to the licensing of film product to AOL Time Warner’s Networks segment of approximately $785 million at March 31, 2003 and $850 million at December 31, 2002.

Cable Joint Ventures

     The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of March 31, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of March 31, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests. The Company does not have current plans to initiate the buy-sell procedure in either joint venture. If a buy-sell procedure were initiated by Comcast with respect to either joint venture, TWE would have a choice either to buy Comcast’s interests in the joint venture or to sell its interest in the joint venture to Comcast. However, in such an event, the Company would be under no obligation to purchase Comcast’s interest. Additionally, in 2005, under the terms of both joint venture agreements, either partner may trigger the dissolution of the joint ventures resulting in the distribution of the net assets of the joint ventures to the partners. Any actions to be taken by the Company under the buy-sell or dissolution procedures will be evaluated in the context of the Company’s strategy for its Cable operations and its overall debt reduction plans.

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

     The Company’s America Online business may be adversely affected by competitive market conditions and may not be able to execute its business strategy. The Company’s America Online business has recently announced its strategy to revitalize the business and respond to the changing competitive environment. The strategic plan focuses on improving the products and services it offers consumers, and includes the following primary components:

•	continuing to focus on the profitability of those members who use narrowband Internet access;

•	managing the migration of members to broadband and multiband by improving the broadband and multiband product;

•	focusing on the member experience with new features, content, community and customer service;

•	growing non-subscription revenues by stabilizing and expanding its advertising business, developing premium services such as online games and voice services, and identifying and developing commerce marketplaces such as online liquidations of goods;

•	taking steps to continue to reduce losses at the international businesses and working to bring them to profitability; and

•	continuing cost management.

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

     Each year a significant portion of AOL subscribers cancel or are terminated. In the past, AOL has been able to attract sufficient new members to more than offset cancellations and terminations. It is uncertain whether America Online can continue to register new subscribers in numbers sufficient to replace those subscribers who cancel or are terminated and may experience increased volatility in its subscriber base as well as declines in the number of subscribers. America Online recently has experienced declines in the number of U.S. subscribers, to approximately 26.2 million at March 31, 2003 and 26.5 million at December 31, 2002, and anticipates that it will experience further declines due to the maturing narrowband services subscriber universe, subscribers adopting broadband service, a reduction in direct marketing response rates, an increase in subscriber terminations and cancellations, and the Company’s previously stated increased focus on improving the profitability of its narrowband membership base. In addition, as the overall size of the subscriber base becomes larger, the difficulty in maintaining and growing the subscriber base increases because the number of new subscribers required to offset those subscribers who terminate or are cancelled also becomes larger. America Online faces increased competition from other providers of Internet services, including both online services such as Microsoft MSN and AT&T Worldnet and providers of broadband access such as cable and telephone companies who have greater access to and control of the methods used to provide Internet services to users.

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

     Ongoing investigations by the Securities and Exchange Commission and the Department of Justice and pending shareholder litigation could affect AOL Time Warner’s operations. The Securities and Exchange Commission (the “SEC”) and the Department of Justice (the “DOJ”) are investigating the Company’s financial reporting and disclosure practices. As of May 12, 2003, there were approximately forty putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties pending against AOL Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There are also three actions making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that AOL Time Warner made material misrepresentations and/or omissions of material facts in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. As noted, there are also related derivative actions and ERISA actions. The Company is unable to predict the outcome of the SEC and DOJ investigations and the pending shareholder litigation. The Company is incurring expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against the Company, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See “Overview – Recent Developments – Update on SEC and DOJ Investigations.”

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

     Technological developments may adversely affect the Company’s competitive position and limit its ability to protect its valuable intellectual property rights. AOL Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and are subject to potential pressure from competitors as a result of their technological developments. For example:

•	The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies such as satellite and DSL; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services and video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	The Company’s America Online business may be adversely affected by competitors’ abilities to more quickly develop new technologies, including more compelling features/functionalities and premium services for Internet users; and by the uncertainty of the costs for obtaining rights under patents that may cover technologies and methods used to deliver new services;

•	The Company’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of personal video recorder or other technologies that have “ad-stripping” functions, and technological developments that facilitate the piracy of its copyrighted works; and

•	The Company’s music business may be adversely affected by technological developments, such as Internet peer-to-peer file sharing and CD-R activity, that facilitate the piracy of music; by its inability

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

to enforce the Company’s intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment.

Caution Regarding Forward-Looking Statements

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

     AOL Time Warner operates in highly competitive, consumer-driven and rapidly changing media, entertainment and Internet businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. AOL Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of AOL Time Warner or its business segments in the future and could also cause actual results to differ materially from those contained in the forward-looking statements, including those identified in AOL Time Warner’s other filings with the SEC and the following:

     For AOL Time Warner’s AOL businesses:

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     For AOL Time Warner’s cable business:

•	more aggressive than expected competition from new technologies and other distributors of video programming and high-speed data services such as satellite, terrestrial wireless and DSL;

•	increases in government regulation of video programming rates or other terms of service, such as “digital must-carry,” “forced access” or common carrier requirements; government regulation of other services, such as high-speed data service;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services or video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers;

•	unanticipated funding obligations relating to the cable joint ventures; and

•	greater than expected increases in programming or other costs, including costs of its new products and services, or difficulty in passing such costs to subscribers.

     For AOL Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that may facilitate piracy of its copyrighted works;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop a successful business model for delivery of feature films in a digital online environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;

•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and

•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

     For AOL Time Warner’s network businesses:

•	greater than expected news gathering, programming or production costs;

•	public or cable operator resistance to price increases and the negative impact on premium programmers of increases in basic cable rates;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cyclicality and to new media technologies;

•	the negative impact of consolidation among cable and satellite distributors;

•	piracy of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of personal video recorder “ad-stripping” functions on advertising sales and network branding;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     For AOL Time Warner’s music business:

•	the ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists;

•	the ability to continue to enforce its intellectual property rights in digital environments; piracy of music by means of Internet peer-to-peer file sharing and organized and home CD-R activity;

•	the ability to develop a successful business model applicable to a digital online environment;

•	the ability to maintain retail product pricing in a competitive environment;

•	the potential loss of catalog if it is determined that recording artists have a right to recapture sound recordings under the United States Copyright Act;

•	the potential repeal of Subsection (b) of California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;

•	the risk that there will be other federal and state statutes enacted which are similar to California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;

•	risks from disruptions in the retail environment from bankruptcies, store closings and liquidity problems of record retailers;

•	risks associated with foreign currency exchange rates;

•	the ability to utilize DVD manufacturing capacity fully and to maintain current DVD manufacturing pricing; and

•	the overall strength of global music sales.

     For AOL Time Warner’s print media and publishing businesses:

•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new sources of circulation;

•	unanticipated increases in paper, postal and distribution costs;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel; and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

     For AOL Time Warner generally, the overall financial strategy, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, the impact of the war with Iraq, increased expenses as a result of the SEC and Department of Justice investigations and the shareholder litigation pending against AOL Time Warner, as well as the risk of costs associated with judgments in or settlements of such matters, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at its segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

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

AOL TIME WARNER INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2003	2002

	(millions, except per share amounts)
ASSETS
Current assets
Cash and equivalents	$3,687	$1,730
Receivables, less allowances of $2.304 and $2.379 billion	4,267	5,667
Inventories	2,202	1,896
Prepaid expenses and other current assets	1,998	1,862

Total current assets	12,154	11,155
Noncurrent inventories and film costs	3,215	3,351
Investments, including available-for-sale securities	4,283	5,138
Property, plant and equipment	12,086	12,150
Intangible assets subject to amortization	6,857	7,061
Intangible assets not subject to amortization	40,401	37,145
Goodwill	39,838	36,986
Other assets	2,374	2,464

Total assets	$121,208	$115,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,897	$2,459
Participations payable	1,746	1,689
Royalties and programming costs payable	1,541	1,495
Deferred revenue	1,369	1,209
Debt due within one year	519	155
Other current liabilities	6,014	6,388

Total current liabilities	13,086	13,395
Long-term debt	29,440	27,354
Deferred income taxes	12,189	10,823
Deferred revenue	1,044	990
Other liabilities	4,570	5,023
Minority interests	6,123	5,048

Shareholders’ equity
Convertible Preferred Stock, $0.10 par value, 1 share authorized, issued, and outstanding, $0.10 liquidation preference	1,500	—
Series LMCN-V Common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
AOL Time Warner Common Stock, $0.01 par value, 4.320 and 4.305 billion shares outstanding	43	43
Paid-in capital	155,226	155,134
Accumulated other comprehensive loss, net	(477)	(428)
Retained earnings (loss)	(101,538)	(101,934)

Total shareholders’ equity	54,756	52,817

Total liabilities and shareholders’ equity	$121,208	$115,450

See accompanying notes.

AOL TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2003	2002

	(millions, except per share amounts)
Revenues:
Subscriptions	$4,935	$4,467
Advertising	1,338	1,408
Content	3,253	2,931
Other	472	601

Total revenues(a)	9,998	9,407
Costs of revenues(a)	(6,004)	(5,663)
Selling, general and administrative(a)	(2,624)	(2,416)
Amortization of goodwill and other intangible assets	(195)	(164)
Merger and restructuring costs	(24)	(107)

Operating income	1,151	1,057
Interest expense, net(a)	(468)	(376)
Other income (expense), net(a)	66	(655)
Minority interest expense	(56)	(31)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	693	(5)
Income tax provision	(297)	(3)

Income (loss) before discontinued operations and cumulative effect of accounting change	396	(8)
Discontinued operations, net of tax	—	(1)

Income (loss) before cumulative effect of accounting change	396	(9)
Cumulative effect of accounting change	—	(54,235)

Net income (loss)	$396	$(54,244)

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.09	$—
Discontinued operations	—	—
Cumulative effect of accounting change	—	(12.25)

Basic net income (loss) per common share	$0.09	$(12.25)

Average basic common shares	4,483.2	4,429.3

Diluted income (loss) per common share before discontinued operations and Cumulative effect of accounting change	$0.09	$—
Discontinued operations	—	—
Cumulative effect of accounting change	—	(12.25)

Diluted net income (loss) per common share	$0.09	$(12.25)

Average diluted common shares	4,524.9	4,429.3

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$322	$238
Cost of revenues	(45)	(27)
Selling, general and administrative	7	5
Interest expense, net	4	3
Other income (expense), net	—	(4)

See accompanying notes.

AOL TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2003	2002

	(millions)
OPERATIONS
Net income (loss)	$396	$(54,244)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	—	54,235
Depreciation and amortization	834	682
Amortization of film costs	710	558
Loss on writedown of investments	27	590
Net gain on sale of investments	(109)	—
Equity in losses of investee companies after distributions	31	70
Changes in operating assets and liabilities, net of acquisitions	(344)	(289)
Adjustments relating to discontinued operations	—	157

Cash provided by operations	1,545	1,759

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—
Other investments and acquisitions, net of cash acquired	(235)	(5,668)
Capital expenditures and product development costs from continuing operations	(554)	(589)
Capital expenditures from discontinued operations	—	(77)
Investment proceeds from available-for-sale securities	904	10
Other investment proceeds	10	13

Cash provided (used) by investing activities	123	(6,311)

FINANCING ACTIVITIES
Borrowings	1,793	6,201
Debt repayments	(1,549)	(1,232)
Redemption of mandatorily redeemable preferred securities of subsidiary	—	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	76	147
Current period repurchases of common stock	—	(102)
Dividends paid and partnership distributions for discontinued operations, net	—	(17)
Principal payments on capital leases	(31)	(7)
Other	—	(16)

Cash provided by financing activities	289	4,719

INCREASE IN CASH AND EQUIVALENTS	1,957	167
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,730	719

CASH AND EQUIVALENTS AT END OF PERIOD	$3,687	$886

See accompanying notes.

AOL TIME WARNER INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31,
(Unaudited)

	2003	2002

	(millions)
BALANCE AT BEGINNING OF PERIOD	$52,817	$152,027
Net income (loss)	396	(54,244)
Other comprehensive loss(a)	(49)	(28)

Comprehensive income (loss)	347	(54,272)
Convertible preferred stock issued in connection with the TWE restructuring	1,500	—
Repurchases of AOL Time Warner common stock	—	(102)
Other, principally shares issued pursuant to stock option and benefit plans, including $10 million and $81 million of tax benefit, respectively	92	266

BALANCE AT END OF PERIOD	$54,756	$97,919

(a)	2003 includes a $6 million pretax reduction (income tax impact of $2 million) related to the write-down of certain investments, accounted for under FAS 115, from a decline in market value determined to be other-than-temporary.

See accompanying notes.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     AOL Time Warner Inc. (“AOL Time Warner” or the “Company”) is the world’s leading media and entertainment company, whose businesses include interactive services, cable television systems, filmed entertainment, television networks, music and publishing. AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

     Each of the business interests within AOL Time Warner – AOL, Cable, Filmed Entertainment, Networks, Music and Publishing – is important to management’s objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading worldwide Internet service AOL, leading Web properties, such as Mapquest, instant messaging services, such as ICQ and AOL Instant Messenger, and AOL music properties, such as the AOL Music Channel, (2) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (3) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (4) leading television networks, such as The WB Network, HBO, Cinemax, CNN, TNT, TBS Superstation and Cartoon Network, (5) copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International and (6) magazine franchises, such as Time, People and Sports Illustrated.

Investment in Time Warner Cable Inc.

     Subsequent to the completion of the Time Warner Entertainment Company, L.P. (“TWE”) restructuring on March 31, 2003, substantially all of AOL Time Warner’s interests in cable television systems are held through or for the benefit of a new subsidiary of AOL Time Warner called Time Warner Cable Inc. (“TWC Inc.”). As a result, AOL Time Warner holds an overall 79% economic interest in TWC Inc.’s cable business. The ownership is comprised of an 82.1% ownership interest in TWC Inc., (representing an 89.3% voting interest), and a partnership interest in TWE, representing a 1% residual equity interest. TWC Inc. holds a 94.3% residual equity interest in TWE. AOL Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The remaining 17.9% ownership interest in TWC Inc. and 4.7% residual equity interest in TWE are held by Comcast Corp. (“Comcast”). Based upon its 89.3% controlling voting interest, AOL Time Warner consolidates the results of TWC Inc. for accounting purposes. The restructuring of TWE is discussed further in Note 4.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Basis of Presentation

SEC and DOJ Investigations

     The Company has previously disclosed that the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) are conducting investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions involving the Company’s America Online unit that was entered into after July 1, 1999.

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

     After discovering such information, the Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online unit (“CFO review”). As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustments had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. At that time, the Company announced that it did not then anticipate that its CFO review would lead to any further restatement by the Company but disclosed that is could not predict the outcome of the separate SEC and DOJ investigations. Since that announcement in October 2002, there have been a number of developments relevant to these matters:

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

     Third, as part of the Company’s ongoing discussions with the SEC, in the first quarter of 2003, the staff of the SEC informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. (“Bertelsmann”) should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously established put price to Bertelsmann either in cash or in Company stock or a

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

     Prior to the end of March 2001, the Company and Bertelsmann began negotiations regarding Bertelsmann’s desire to be paid for some or all of its interests in AOL Europe in cash, rather than in Company stock. During the negotiations throughout 2001, the Company sought to persuade Bertelsmann that a contractual amendment guaranteeing Bertelsmann cash for its interest in AOL Europe had significant value to Bertelsmann (in an estimated range of approximately $400-800 million), and that in exchange for agreeing to such an amendment, the Company wanted Bertelsmann to extend and/or expand its relationship with the Company as a significant purchaser of advertising. Because, for business reasons, the Company intended to settle in cash, the Company viewed it as essentially costless to forego the option to settle with Bertelsmann in stock. By agreeing to settle in cash, the Company also made it more likely that Bertelsmann would exercise its put rights, which were $1.5 billion less expensive than the Company’s call option.

     In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as these advertisements were run (almost entirely at the America Online unit) during the period from the first quarter of 2001 through the first quarter of 2003. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. In addition, $2.0 million was recognized in the first quarter of 2003. (The remaining approximately $1.6 million is expected to be recognized by the Company during the remainder of 2003.) These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

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

     The SEC staff has also informed the Company that it is continuing to investigate a range of other transactions principally involving the America Online unit. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that the SEC may delay acting on any registration statement, such as the potential initial public offering of TWC Inc., while its investigation of the Company is pending.

Discontinued Operations

     During 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”) resulting in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems. As a result, AOL Time Warner deconsolidated the financial position and operating results of these systems, and has reflected the 2002 operating results as discontinued operations. Revenues and net loss from the discontinued operations totaled $352 million and $1 million for the three months ended March 31, 2002.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Interim Financial Statements

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AOL Time Warner, included in its Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of the options in the statement of operations. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company’s consolidated financial statements; however, the Company has modified its disclosures as provided for in the new standard.

     The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. AOL Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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
(Unaudited)

     Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, AOL Time Warner’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,

	2003	2002

	(millions, except per share amounts)
Net income (loss), as reported	$396	$(54,244)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(183)	(304)

Pro forma net income (loss)	$213	$(54,548)

Net income (loss) per share:
Basic and diluted — as reported	$0.09	$(12.25)

Basic and diluted — pro forma	$0.05	$(12.32)

New Accounting Principles

Goodwill and Other Intangible Assets

     In January 2002, the Company adopted the provisions of FASB Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 suspended amortization of goodwill including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its initial impairment review and recorded a $54.199 billion non-cash pretax charge for the impairment of goodwill, which excludes a $36 million goodwill impairment charge associated with equity method investees. Substantially all of the impaired goodwill was generated in the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”). The charge reflected overall market declines since the merger was announced in January 2000, was non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. Although the Company has not completed its review, the Company has identified variable interest entities created prior to February 1, 2003, which the Company anticipates will be consolidated upon the effectiveness of FIN 46 and may result in the recognition of additional long-term debt and a comparable amount of

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

non-current assets of between $700 million to $800 million. The Company cannot currently estimate the amount of any gain or loss, if any, to be recognized in the third quarter of 2003 as a result of FIN 46 becoming effective with respect to variable interest entities created prior to February 1, 2003.

Exit and Disposal Activities

     In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of the provisions of FAS 146 did not have a material impact on the Company’s consolidated financial statements during the first quarter of 2003.

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

Consideration Received from a Vendor by a Customer

     In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 will apply to all agreements entered into or modified after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Company’s consolidated financial statements during the first quarter of 2003.

Guarantees

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 did not have a

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

material impact on the Company’s consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Company has modified its disclosures as required.

Derivative Instruments

     In April 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.

     This statement is effective for contracts entered into or modified after June 30, 2003. Management does not believe that adoption of this statement will have a material impact on the consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2003 presentation.

2. MERGER AND RESTRUCTURING COSTS

Merger Costs

     In accordance with accounting principles generally accepted in the United States, AOL Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the Merger, or otherwise did not qualify as a liability or cost assumed in a purchase business combination, including the merger of America Online and Time Warner. Merger costs both capitalized and expensed are discussed in more detail in the following paragraphs.

Merger Costs Capitalized as a Cost of Acquisition

     In connection with the merger of America Online and Time Warner, the Company reviewed its operations and implemented several plans to restructure the operations of both companies (“restructuring plans”). As part of the restructuring plans, the Company accrued a restructuring liability of approximately $1.340 billion during 2001. The restructuring accruals relate to costs to exit and consolidate certain activities of Time Warner, as well as costs to terminate employees across various Time Warner business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

     Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Time Warner

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 8,200, which was reduced to approximately 6,400 at December 31, 2002 as the remaining terminations were no longer expected to occur as of December 31, 2002. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee was terminated (generally for periods up to 24 months). Employee termination payments of approximately $300 million were made in 2001, $244 million were paid in 2002 ($104 million of which was paid in the first quarter of 2002), and $32 million was paid in the first quarter of 2003. As of March 31, 2003, out of the remaining liability of $150 million, $77 million was classified as a current liability with the remainder classified as a long-term liability in the accompanying consolidated balance sheet.

     The restructuring accrual also included approximately $460 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company consolidated certain operations and has exited other under-performing operations, including the Studio Stores operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exit activities specifically includes incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exit activities were $165 million in 2001, $122 million in 2002 ($36 million of which was paid in the first quarter of 2002), and $8 million in the first quarter of 2003. As of March 31, 2003, out of the remaining liability of $121 million, $41 million was classified as a current liability with the remainder classified as a long-term liability in the accompanying consolidated balance sheet.

     Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner are as follows (in millions):

	Employee	Other
	Termination	Exit Costs	Total

Initial Accruals	$880	$460	$1,340
Cash paid – 2001	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	580	295	875
Cash paid – 2002	(244)	(122)	(366)
Non-cash reductions(a) – 2002	(154)	(44)	(198)

Restructuring liability as of December 31, 2002	182	129	311
Cash paid – 2003	(32)	(8)	(40)

Restructuring liability as of March 31, 2003	$150	$121	$271

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Merger Costs Expensed as Incurred

     During 2001, the Company’s restructuring plans also included $250 million of merger-related costs that were expensed in accordance with accounting principles generally accepted in the United States. Of the $250 million, $153 million related to employee termination benefits, primarily at the AOL segment, and $97 million related to other exit costs. The other exit costs relate to contractual terminations for various leases and contractual commitments relating to terminated projects, including the termination of the iPlanet alliance with Sun Microsystems Inc. The number of employees expected to be terminated at the AOL segment was 2,430. As of December 31, 2002, substantially all of the terminations had occurred. The severed employees spanned all major departments and

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

divisions in the AOL segment, including Technology, Digital City, MapQuest, AOL Brand, Member Services, Interactive Marketing, Compuserve, Business Affairs, AIM/ICQ, Wireless Strategy, Spinner, Acquisition Marketing, iPlanet, Technology & Systems Development, AOL Products, Interactive Properties and Netscape. These Merger-related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Time Warner. Payments related to these charges were $145 million in 2001, $79 million in 2002 ($50 million of which was paid in the first quarter), and $4 million in the first quarter of 2003. As of March 31, 2003, approximately $10 million of the $250 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Selected information relating to the merger costs expensed as incurred are as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$153	$97	$250
Cash paid – 2001	(107)	(38)	(145)

Remaining liability as of December 31, 2001	46	59	105
Cash paid – 2002	(25)	(54)	(79)
Non-cash reductions – 2002	(12)	—	(12)

Remaining liability as of December 31, 2002	9	5	14
Cash paid – 2003	—	(4)	(4)

Remaining liability as of March 31, 2003	$9	$1	$10

Restructuring Costs

     In addition to the restructuring costs associated with merger activities, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2003 Restructuring Costs

     For the three months ended March 31, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $24 million, including $4 million at AOL, $8 million at Networks and $12 million at Publishing. Employee termination costs occurred across each of the segments mentioned above and ranged from senior executives to line personnel. The number of employees expected to be terminated is approximately 600. As of March 31, 2003, approximately 570 of the terminations had occurred with the remainder expected to occur later this year. No payments have been made against this accrual as of March 31, 2003.

2002 Restructuring Costs

     During the year ended December 31, 2002, the Company incurred and accrued other restructuring costs of $335 million ($107 million of which was expensed in the first quarter) related to various contractual terminations and obligations, including certain contractual employee termination benefits. Of the $335 million of restructuring costs, $266 million related to AOL, $46 million related to Corporate, $15 million related to Cable, and $8 million related to Music. The Music segment recorded approximately $20 million of restructuring costs, which were partially offset by the reversal of a previously recorded accrual of $12 million as a result of it no longer being probable that the related contractual employee termination benefits would be paid by the Company.

     Included in the 2002 restructuring charge was $131 million ($64 million of which was expensed in the first quarter) related to lease obligations of the AOL segment for network modems that will no longer be used because network providers are upgrading their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services. During 2002, a plan was established under which network providers would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems would no longer be in use.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     In addition, included in the 2002 restructuring charge was approximately $100 million ($43 million of which was expensed in the first quarter) related to work force reductions and represented employee termination benefits. Employee termination costs occurred across AOL, Cable, Music and Corporate segments and ranged from senior executives to line personnel. The number of employees expected to be terminated was approximately 1,000. As of December 31, 2002, substantially all the terminations had occurred. The remaining $104 million (none of which was incurred in the first quarter) primarily related to incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs. The remaining $162 million accrual is primarily classified as current liability in the accompanying consolidated balance sheet.

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$100	$235	$335
Reversal of portion of prior year change	12	—	12

Accruals	112	235	347
Cash paid — 2002	(5)	(79)	(84)

Remaining liability as of December 31, 2002	107	156	263
Cash paid – 2003(a)	(20)	(81)	(101)

Remaining liability as of March 31, 2003	$87	$75	$162

(a) None of the cash paid in 2002 occurred during the first quarter.

3. INVESTMENTS

Investment Gains

     During the three months ended March 31, 2003, the Company recognized gains from the sale of certain investments of approximately $109 million, including a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and a $35 million gain from the sale of the Company’s equity interest in an international theater chain. These gains are included in “other income (expense), net” in the accompanying consolidated statement of operations.

Investment Write-Downs

     Over the past few years, the Company has experienced significant declines in the value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company has recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments.

     For the first quarter of 2003, the Company recognized non-cash charges of $23 million, which is comprised of $27 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $4 million of gains to reflect market fluctuations in equity derivative instruments. For the first quarter of 2002, the Company recognized non-cash charges of $581 million, which is comprised of $590 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $9 million of gains to reflect market fluctuations in equity derivative instruments. Included in the $590 million charge relating to other-than-temporary declines in value is a $571 million non-cash pretax charge to reduce the carrying value of AOL Time Warner’s investment in Time Warner Telecom Inc., a 44% owned equity investment, which was written up in connection with the merger of America Online and

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Time Warner. These write downs are included in “other income (expense), net” in the accompanying consolidated statement of operations.

     As of March 31, 2003, AOL Time Warner has total investments, excluding equity-method investments, with a carrying value of $794 million for which their estimated fair value exceeded the carrying value by approximately $56 million.

4. TWE RESTRUCTURING

     Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corp. (“Comcast”).

     On March 31, 2003, AOL Time Warner and Comcast completed the restructuring of TWE (the “TWE Restructuring”). As a result of the TWE Restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Partners (“Comedy Central”) and the Courtroom Television Network (“Court TV”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE are now controlled by a new subsidiary of AOL Time Warner called Time Warner Cable Inc. (“TWC Inc.”). As part of the restructuring, AOL Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

     In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC Inc. as part of the restructuring.

     Comcast’s 21.0% economic interest in TWC Inc.’s cable business, is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner also holds a $2.4 billion manditorily redeemable preferred equity interest in TWE. The additional ownership interests required by AOL Time Warner in the TWE Restructuring have been accounted for as a step acquisition and is reflected in the accompanying balance sheet as of March 31, 2003.

     The purchase consideration paid by AOL Time Warner in the TWE Restructuring was as follows (in millions):

Description	Amount

Debt incurred at TWC Inc.	$2,100
Issuance of AOLTW manditorily convertible preferred stock to Comcast	1,500
Value of interest in cable assets transferred to Comcast(a)	1,000
Acquisition costs	44

Total purchase consideration	$4,644

(a) Based on an analysis of discounted cash flow and comparison to comparable market data.

     The preliminary purchase price allocation eliminates the historical minority interests (at book value) associated with the 27.64% of the TWE’s content businesses and the 6% of the TWE cable business acquired by AOL Time Warner

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and preliminarily allocates the preliminary purchase consideration paid in excess of the historical minority interest to cable franchise license intangibles and goodwill as follows (in millions):

Description	Amount

Book value of net assets acquired	$2,337
Cable franchise license intangibles	880
Goodwill	1,427

Total purchase price allocated	$4,644

     In addition to the above amounts recorded, the 17.9% minority interest retained by Comcast in TWC Inc. was stepped up to fair value. The resulting $2.362 billion adjustment is reflected as an increase in cable franchise license intangibles and a corresponding increase in minority interest.

     A deferred tax liability of $1.296 billion and corresponding amount of goodwill was also recorded on the step up of the cable franchise license intangible.

     The cable franchise license intangible assets are recorded in the Cable segment and are classified as intangible assets not subject to amortization. The goodwill of $1.427 billion is recorded in the Networks and Filmed Entertainment segments of $715 million and $712 million, respectively, while the goodwill of $1.296 billion that resulted from the deferred taxes on the franchise licenses are recorded in the Cable segment.

     Had the TWE Restructuring occurred at the beginning of each period presented, it would not have materially impacted the financial results presented herein.

     Based upon its controlling voting interest in TWC Inc., AOL Time Warner consolidates the results of TWC Inc. for accounting purposes. Subject to market conditions and the registration statement, once filed, being declared effective by the SEC, AOL Time Warner plans to conduct an initial public offering of TWC Inc. later this year (Note 1). It is possible that the SEC may delay acting on the registration statement while the investigation of the Company is pending. It is anticipated that the first $2.1 billion of net proceeds raised in any such offering would be used to repay the $2.1 billion of debt recognized by TWC Inc. Thereafter, Comcast will have certain priority registration rights with respect to its interest in TWC Inc.

5. INVENTORIES

     Inventories and film costs consist of:

	March 31, 2003	December 31, 2002

	(millions)
Programming costs, less amortization	$2,814	$2,788
Books, recorded music, paper and other merchandise	585	444
Film costs — Theatrical:
Released, less amortization	719	812
Completed and not released	236	96
In production	421	488
Development and pre-production	182	218
Film costs — Television:
Released, less amortization	213	160
Completed and not released	204	165
In production	34	71
Development and pre-production	9	5

Total inventories and film costs(a)	5,417	5,247
Less current portion of inventory(b)	2,202	1,896

Total noncurrent inventories and film costs	$3,215	$3,351

(a)	Does not include $3.119 billion and $3.168 billion of acquired film library costs as of March 31, 2003 and
December 31, 2002, respectively which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.

(b)	Current inventory as of March 31, 2003 and December 31, 2002 is comprised of programming inventory at the
Networks segment ($1.617 billion and $1.452 billion, respectively), books from the Publishing segment ($250 million and $196 million, respectively), videocassettes, DVDs and compact discs from the Filmed
Entertainment and Music segments ($323 million and $232 million, respectively), and general merchandise, primarily at the AOL segment ($12 million and $16 million, respectively).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. LONG-TERM DEBT

Credit Agreements

     As part of the closing of the TWE Restructuring, AOL Time Warner, together with certain of its consolidated subsidiaries, amended its aggregate $10 billion unsecured long-term revolving bank credit agreements (the “Credit Agreements”). The Credit Agreements now consists of a $6 billion five-year revolving credit facility, a $2.5 billion 364-day revolving credit facility, and a $1.5 billion 364-day revolving credit facility. The borrowers under the $6 billion and $2.5 billion facilities (the “AOLTW Facilities”) are AOL Time Warner and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Time Warner, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Companies, Inc. (“TW Companies”). The obligations of AOL Time Warner Finance Ireland are guaranteed by AOL Time Warner. The borrower under the $1.5 billion facility is TWE (and TWC Inc. following any initial public offering of its stock or registered public debt) (the “TWE Facility”). Borrowings under the $2.5 billion facility may be extended for a period up to two years beyond the initial maturity of July 7, 2003. The maturity of the TWE Facility is January 7, 2004 with an optional extension period of one year beyond such maturity date.

     Borrowings bear interest at rates generally based on the credit rating of the respective borrowers, which rate is currently equal to LIBOR plus 0.525% in the case of the $2.5 billion and $1.5 billion 364-day facilities, and 0.500% in the case of the $6.0 billion five-year facility. In addition, the Company is required to pay a facility fee of 0.10% per annum on the aggregate commitments under its 364-day facility and 0.125% per annum on the aggregate commitments under the 5-year facility, and an additional usage fee of .0625% if the aggregate outstanding loans under the AOLTW Facilities exceed 33% of the aggregate committed amounts thereunder and 0.125% if such outstanding amounts exceed 66%. TWE is required to pay an additional facility fee of 0.10% per annum on the aggregate commitments under the TWE Facility and an additional usage fee of 0.0625% on outstanding principal amounts, which fee increases to 0.125% if the outstanding amounts exceed 66% of the total committed amounts under the TWE Facility. The AOLTW Facilities and the TWE Facility provide same-day funding and multi-currency capability. The AOLTW Facilities contain a maximum leverage ratio covenant of 4.5 times EBITDA, and an interest coverage covenant of 2.0 times cash interest expense for AOL Time Warner, and the TWE Facility contains a maximum leverage ratio covenant of 5.0 times EBITDA and an interest coverage covenant of 2.0 times cash interest expense for TWE. The Credit Agreements do not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in the Company’s or TWE’s financial condition or results of operations. Borrowings may be used for general corporate purposes and unused credit is available to support commercial paper borrowings.

     As previously noted, there was $2.1 billion of pre-existing debt of a Comcast subsidiary which was incurred by TWC Inc. The form of this debt is a one-year term loan with an optional extension for an additional year. The loan is guaranteed by TWE and is prepayable. The term loan contains a maximum leverage ratio covenant (including amounts owing to preferred equity interests and net of cash balances in excess of $25 million) and a minimum interest coverage covenant for TWC Inc. of 3.5 times EBITDA and 2.0 times cash interest expense, respectively. A total of $400 million of quarterly amortization commences on December 31, 2003 prior to final repayment of the remaining $1.7 billion on March 31, 2005, assuming the optional extension is exercised. Borrowings bear interest at specific rates, based on the credit rating for TWC Inc. or TWE, which is currently equal to LIBOR plus 0.875%.

Debt Reduction Plan

     In January 2003, the Company announced its intention to reduce its overall level of indebtedness in 2003. Specifically, it is the Company’s intention to reduce debt within a range of 2.25 to 2.75 times ratio of total consolidated net debt to annual EBITDA by the end of 2003. In addition, the Company announced that it intends to reduce total

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

consolidated net debt to approximately $20 billion by the end of 2004. The Company anticipates that the reduction in debt will be achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-core assets. As part of this initiative, in January 2003, the Company sold its investment in Hughes for cash proceeds of $783 million and recognized a gain of approximately $50 million. In addition, in April 2003, the Company agreed to sell its 50% ownership interest in Comedy Central for $1.225 billion in cash and this transaction is expected to close in the second quarter of 2003. Any gain resulting from this transaction is not expected to result in incremental taxes paid as a result of available losses. Accordingly, substantially all of the proceeds should be available for debt reduction. The Company is also exploring the sale of other non-core businesses.

7. MANDATORILY REDEEMABLE PREFERRED SECURITIES

     As of March 31, 2003, AOL Europe had 725,000 shares of redeemable preferred securities outstanding with a liquidation preference of $725 million. Dividends accreted at an annual rate of 6% and the total accumulated dividends as of March 31, 2003 were approximately $88 million. These securities and accrued dividends are classified as minority interest in the accompanying consolidated balance sheet. In April 2003, the preferred shares and accrued dividends were repurchased for approximately $813 million in cash.

8. CONVERTIBLE PREFERRED STOCK

     The Company has outstanding one share of its Series A Mandatorily Convertible Preferred Stock, par value $.10 per share (the “Series A Preferred Stock”), held by a trust for the benefit of Comcast Corporation. The Series A Preferred Stock is not entitled to receive a dividend, has a liquidation preference of $0.10 per share, and, after payment of the liquidation preference, would participate on a pro rata basis with the common stock in the event of a liquidation of the Company. The holder of the Series A Preferred Stock is entitled to vote on all matters submitted to shareholders of the Company, and votes with the holders of common stock as a class, with the Series A Preferred Stock having a number of votes equal to 134,245,006 shares of common stock. Upon conversion, the Series A Preferred Stock will be converted into shares of the Company’s common stock having a value equal to $1.5 billion based on the value of the Company’s common stock at the time of conversion, up to a maximum of 225,056,264 shares. The Series A Preferred Stock will be converted upon the earliest to occur of the date a registration statement providing for the resale of the shares of common stock received on conversion is declared effective, the occurrence of specified events such as a merger of the Company or the second anniversary of the closing of the TWE Restructuring, i.e., on March 31, 2005.

9. SEGMENT INFORMATION

     AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Information as to the operations of AOL Time Warner in each of its business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of assets, amortization of intangible assets and impairment write-downs related to goodwill and intangible assets (“EBITDA”). Additionally, the Company has provided a summary of operating income (loss) by segment.

     The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the Company’s 2002 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended March 31,

	2003	2002

	(millions)
Revenues
AOL	$2,197	$2,291
Cable	1,842	1,683
Filmed Entertainment	2,364	2,136
Networks	2,092	1,786
Music	914	947
Publishing	1,152	1,081
Intersegment elimination	(563)	(517)

Total revenues	$9,998	$9,407

Intersegment Revenues

     In the normal course of business, the AOL Time Warner segments enter into transactions with one another. The most common types of intersegment transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating subscription revenues by selling cable network programming to the Cable segment;

•	The AOL, Cable, Networks and Publishing segments generating advertising revenue by cross-promoting the products and services of all AOL Time Warner segments; and

•	The Music segment generating other revenue by manufacturing DVDs for the Filmed Entertainment segment.

•	The AOL segment generates Other revenue by providing the Cable segment’s customers access to the AOL Transit Data Network (ATDN) for high-speed access to the Internet.

     These intersegment transactions are recorded by each segment at fair value as if the transactions were to third parties and, therefore, impact segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by AOL Time Warner’s segments on intersegment transactions are as follows:

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(millions)
Intersegment Revenues
AOL	$50	$80
Cable	16	30
Filmed Entertainment	177	170
Networks	152	133
Music	149	93
Publishing	19	11

Total intersegment revenues	$563	$517

Included in the total intersegment revenues above are advertising revenues, as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Intersegment Advertising Revenues
AOL	$33	$54
Cable	2	27
Filmed Entertainment	—	—
Networks	24	40
Music	—	—
Publishing	19	11

Total intersegment advertising revenues:	$78	$132

	Three Months Ended March 31,

	2003	2002

		(millions)
EBITDA(a)(b)
AOL	$404	$343
Cable	691	652
Filmed Entertainment	251	181
Networks	500	431
Music	87	91
Publishing	148	145
Corporate	(101)	(106)
Intersegment elimination	5	2

Total EBITDA	$1,985	$1,739

(a)	EBITDA represents operating income (loss) before non-cash depreciation of tangible assets of $639 million and $518 million for the three months ended March 31, 2003 and 2002, respectively, and amortization of intangible assets of $195 million and $164 million for the three months ended March 31, 2003 and 2002, respectively.

(b)	The business segments have been modified to include merger and restructuring costs as a component of each business segment’s results. Previously, these amounts were excluded from the business segments and included as a separate line item.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(millions)
Depreciation of Property, Plant and Equipment
AOL	$171	$128
Cable	330	274
Filmed Entertainment	20	19
Networks	45	39
Music	38	28
Publishing	27	23
Corporate	8	7

Total depreciation	$639	$518

	Three Months Ended March 31,

	2003	2002

	(millions)
Amortization of Intangible Assets
AOL	$39	$41
Cable	2	—
Filmed Entertainment	48	48
Networks	3	3
Music	63	43
Publishing	40	29
Corporate	—	—

Total amortization	$195	$164

	Three Months Ended March 31,

	2003	2002

	(millions)
Operating Income (Loss)(a)
AOL	$194	$174
Cable	359	378
Filmed Entertainment	183	114
Networks	452	389
Music	(14)	20
Publishing	81	93
Corporate	(109)	(113)
Intersegment elimination	5	2

Total operating income	$1,151	$1,057

(a)	The business segments have been modified to include merger and restructuring costs as a component of each business segment’s results. Previously, these amounts were excluded from the business segments and included as a separate line item.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	March 31,	December 31,
	2003	2002

	(millions)
Assets
AOL	$6,708	$7,757
Cable	41,563	37,732
Filmed Entertainment	16,101	16,401
Networks	32,956	31,907
Music	5,788	6,080
Publishing	14,036	14,009
Corporate	4,056	1,564

Total assets	$121,208	$115,450

10. COMMITMENTS AND CONTINGENCIES

Cable Joint Ventures

     The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of March 31, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of March 31, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests. The Company does not have current plans to initiate the buy-sell procedure in either joint venture. If a buy-sell procedure were initiated by Comcast with respect to either joint venture, TWE would have a choice either to buy Comcast’s interests in the joint venture or to sell its interests in the joint venture to Comcast. However, in such an event, the Company would be under no obligation to purchase Comcast’s interests. Additionally, in 2005, under the terms of both joint venture agreements, either partner may trigger the dissolution of the joint ventures resulting in the distribution of the net assets of the joint ventures to the partners. Any actions to be taken by the Company under the buy-sell or dissolution procedures will be evaluated in the context of the Company’s strategy for its Cable operations and its overall debt reduction plans.

Securities Matters

     As of May 12, 2003, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of AOL Time Warner stock, that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Minnesota State Board of Investment has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added new allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the Merger and in its Registration Statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     As of May 12, 2003, eight shareholder derivative lawsuits are pending. Three were filed in New York State Supreme Court for the County of New York, one in the U. S. District Court for the Southern District of New York and four in the Court of Chancery of the State of Delaware for New Castle County. These suits name certain current and former directors and officers of the Company as defendants, as well as the Company as a nominal defendant. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of AOL Time Warner securities. The lawsuits request that (i) all proceeds

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

from defendants’ sales of AOL Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. On May 2, 2003, the motion was granted subject to defendants’ agreement to accept service of process for commencement of an action by plaintiffs on the subject dispute in Delaware. The lawsuit filed in the U.S. District Court for the Southern District of New York has been centralized for coordinated or consolidated pre-trial proceedings with the securities actions described above and the ERISA lawsuits described below under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The parties to the federal action have agreed that all proceedings in that matter should be stayed pending resolution of any motion to dismiss in the consolidated securities action described above. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     As of May 12, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

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

     On April 14, 2003, two shareholders of the Company filed a lawsuit in the Superior Court of the State of California, titled Regents of the University of California et al. v. Parsons et al., naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its Registration Statements related to the Merger and stock option plans in violation of Section 11 and Section 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of any insider trading proceeds and restitution for their stock losses. The Company intends to defend against this lawsuit vigorously. Due to the preliminary nature of this matter, the Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

     On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). The plaintiffs alleged that Homestore engaged in a scheme to

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003 and the case was dismissed with prejudice. On April 14, 2003, plaintiffs filed a motion for an order certifying the dismissal of the case for interlocutory appeal. That motion is pending. The Company is unable to predict if the court will certify the dismissal for interlocutory appeal or the outcome of any such appeal.

Update on SEC and DOJ Investigations

     The Company has previously disclosed that the SEC and the DOJ are conducting investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions involving the Company’s America Online unit that was entered into after July 1, 1999.

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

     After discovering such information, the Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online unit (“CFO review”). As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustments had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. At that time, the Company announced that it did not then anticipate that its CFO review would lead to any further restatement by the Company but disclosed that is could not predict the outcome of the separate SEC and DOJ investigations. Since that announcement in October 2002, there have been a number of developments relevant to these matters:

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

     Third, as part of the Company’s ongoing discussions with the SEC, in the first quarter of 2003, the staff of the SEC informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously established put price to Bertelsmann either in cash or in Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

     Prior to the end of March 2001, the Company and Bertelsmann began negotiations regarding Bertelsmann’s desire to be paid for some or all of its interests in AOL Europe in cash, rather than in Company stock. During the negotiations throughout 2001, the Company sought to persuade Bertelsmann that a contractual amendment guaranteeing Bertelsmann cash for its interest in AOL Europe had significant value to Bertelsmann (in an estimated range of approximately $400-800 million), and that in exchange for agreeing to such an amendment, the Company wanted Bertelsmann to extend and/or expand its relationship with the Company as a significant purchaser of advertising. Because, for business reasons, the Company intended to settle in cash, the Company viewed it as essentially costless to forego the option to settle with Bertelsmann in stock. By agreeing to settle in cash, the Company also made it more likely that Bertelsmann would exercise its put rights, which were $1.5 billion less expensive than the Company’s call option.

     In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as these advertisements were run (almost entirely at the America Online unit) during the period from the first quarter of 2001 through the first quarter of 2003. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. In addition, $2.0 million was recognized in the first quarter of 2003. (The remaining approximately $1.6 million is expected to be recognized by the Company during the remainder of 2003.) These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

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

     The SEC staff has also informed the Company that it is continuing to investigate a range of other transactions principally involving the America Online unit. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that the SEC may delay acting on any registration statement, such as the potential initial public offering of TWC Inc., while its investigation of the Company is pending.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Matters

     On January 22, 2002, Netscape Communications Corporation (“Netscape”), a wholly-owned subsidiary of America Online, sued Microsoft Corporation (“Microsoft”) in the U. S. District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations. Among other things, the complaint alleges that Microsoft’s actions to maintain its monopoly in the market for Intel-compatible PC operating systems worldwide injured Netscape, consumers and competition in violation of Section 2 of the Sherman Act and continues to do so. The complaint also alleges that Microsoft’s actions constitute illegal monopolization and attempted monopolization of a worldwide market for Web browsers and that Microsoft has engaged in illegal practices by tying its Web browser, Internet Explorer, to Microsoft’s operating system in various ways. The complaint seeks damages for the injuries inflicted upon Netscape, including treble damages and attorneys’ fees, as well as injunctive relief to remedy the anti-competitive behavior alleged. On June 17, 2002, the Judicial Panel on Multi-District Litigation transferred the case to the District Court for the District of Maryland for all pretrial proceedings. On April 4, 2003, the United States District Court for the District of Maryland issued an order giving preclusive effect to substantially all findings of the U.S. District Court for the District of Columbia in United States v. Microsoft Corporation. Due to the preliminary status of the matter, it is not possible for the Company at this time to provide a view on its probable outcome or to provide a reasonable estimate as to the amount that might be recovered through this action.

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

     On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against AOL Time Warner, America Online and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the AOL Time Warner Administrative Committee and the AOL Administrative Committee. An answer, motion or other response will be filed by May 19, 2003. The Company is unable to predict the outcome of these cases, but intends to defend against these lawsuits vigorously.

     On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al. filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. On March 29, 2002, the Georgia Court of Appeals affirmed and reinstated its

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

earlier decision regarding the punitive damage award. On April 18, 2002, TWE filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals, which was denied on September 16, 2002. The Georgia Supreme Court subsequently denied TWE’s motion for reconsideration of its September 16th ruling. TWE filed a petition for writ of certiorari to the United States Supreme Court, which was denied on April 21, 2003. The punitive damages portion of the award plus accrued interest totalling $391 million has been subsequently paid, and the litigation has been concluded.

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

11. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash (payments) and receipts are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Cash payments made for interest	$(363)	$(403)
Interest income received	21	34

Cash interest expense, net	$(342)	$(369)

Cash payments made for income taxes	$(124)	$(71)
Income tax refunds received	3	12

Cash taxes, net	$(121)	$(59)

     Noncash financing activities in 2003 included the incurrence by TWC Inc. of $2.1 billion in debt in connection with the TWE Restructuring (Note 4).

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Interest Expense, Net

     Interest expense, net, consists of:

	Three Months Ended March 31,

	2003	2002

	(millions)
Interest income	$23	$37
Interest expense	(491)	(413)

Interest expense, net	$(468)	$(376)

Other Income (Expense), Net

     Other income (expense), net, consists of:

	Three Months Ended March 31,

	2003	2002

	(millions)
Net investments gains (losses)(a)	$96	$(581)
Losses on equity investees	(10)	(61)
Losses on accounts receivable securitization programs	(19)	(11)
Miscellaneous	(1)	(2)

Total other income (expense), net	$66	$(655)

(a)	Includes a non-cash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value, and to reflect market fluctuations in equity derivative instruments of approximately $23 million in 2003 and approximately $581 million in 2002 (Note 3).

Other Current Liabilities

     Other current liabilities consist of:

	March 31,	December 31,
	2003	2002

	(millions)
Accrued expenses	$5,337	$5,365
Accrued compensation	547	907
Accrued income taxes	130	116

Total other current liabilities	$6,014	$6,388

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

Consolidating Statement of Operations
For The Three Months Ended March 31, 2003

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$1,667	$—	$—	$202	$8,150	$(21)	$9,998

Cost of revenues	—	(908)	—	—	(111)	(5,006)	21	(6,004)
Selling, general and administrative	(10)	(514)	(11)	(5)	(35)	(2,049)	—	(2,624)
Amortization of goodwill and other intangible assets	—	(6)	—	—	—	(189)	—	(195)
Merger and restructuring costs	—	(4)	—	—	(8)	(12)	—	(24)

Operating income (loss)	(10)	235	(11)	(5)	48	894	—	1,151
Equity in pretax income of consolidated subsidiaries	871	(78)	733	669	168	—	(2,363)	—
Interest expense, net	(175)	(19)	(22)	(94)	(32)	(126)	—	(468)
Other income (expense), net	7	45	(2)	—	16	49	(49)	66
Minority interest expense	—	—	—	—	—	(56)	—	(56)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	693	183	698	570	200	761	(2,412)	693
Income tax benefit (provision)	(297)	(72)	(300)	(248)	(81)	(325)	1,026	(297)

Net income (loss)	$396	$111	$398	$322	$119	$436	$(1,386)	$396

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended March 31, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$1,819	$—	$—	$198	$7,433	$(43)	$9,407

Cost of revenues	—	(1,000)	—	—	(100)	(4,606)	43	(5,663)
Selling, general and administrative	(7)	(475)	(9)	(4)	(48)	(1,873)	—	(2,416)
Amortization of goodwill and other intangible assets	—	(4)	—	—	—	(160)	—	(164)
Merger and restructuring costs	(28)	(74)	—	—	—	(5)	—	(107)

Operating income (loss)	(35)	266	(9)	(4)	50	789	—	1,057
Equity in pretax income of consolidated subsidiaries	131	(127)	57	98	144	—	(303)	—
Interest income (expense), net	(92)	9	(31)	(101)	(29)	(132)	—	(376)
Other expense, net	(9)	(32)	(2)	(78)	—	(514)	(20)	(655)
Minority interest expense	—	—	—	—	—	(31)	—	(31)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(5)	116	15	(85)	165	112	(323)	(5)
Income tax benefit (provision)	(3)	(44)	(14)	26	(65)	(53)	150	(3)

Income (loss) before discontinued operations and cumulative effect of accounting change	(8)	72	1	(59)	100	59	(173)	(8)
Discontinued operations, net of tax	(1)	—	(1)	(1)	—	(1)	3	(1)

Income (loss) before cumulative effect of accounting change	(9)	72	—	(60)	100	58	(170)	(9)

Cumulative effect of accounting change	(54,235)	—	(54,235)	(42,902)	(11,333)	(52,048)	160,518	(54,235)

Net income (loss)	$(54,244)	$72	$(54,235)	$(42,962)	$(11,233)	$(51,990)	$160,348	$(54,244)

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
March 31, 2003

	AOL Time Warner	America Online	Time Warner	TW Companies	TBS	Non- Guarantor Subsidiaries	Eliminations	AOL Time Warner Consolidated

	(million)
ASSETS
Current assets
Cash and equivalents	$2,395	$10	$—	$83	$41	$1,158	$—	$3,687
Receivables, net	11	282	7	24	144	3,799	—	4,267
Inventories	—	—	—	—	224	1,978	—	2,202
Prepaid expenses and other current assets	19	161	—	—	8	1,810	—	1,998

Total current assets	2,425	453	7	107	417	8,745	—	12,154
Noncurrent inventories and film costs	—	—	—	—	432	2,783	—	3,215
Investments in amounts due to and from consolidated subsidiaries	74,157	1,604	88,191	75,422	17,964	—	(257,338)	—
Investments, including available-for-sale securities	65	820	242	6	92	4,037	(979)	4,283
Property, plant and equipment	63	1,144	11	—	69	10,799	—	12,086
Intangible assets subject to amortization	—	—	—	—	—	6,857	—	6,857
Intangible assets not subject to amortization	—	—	—	—	641	39,760	—	40,401
Goodwill	1,867	1,625	—	—	2,805	33,541	—	39,838
Other assets	984	441	12	48	91	1,657	(859)	2,374

Total assets	$79,561	$6,087	$88,463	$75,583	$22,511	$108,179	$(259,176)	$121,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7	$26	$1	$—	$28	$1,835	$—	$1,897
Participations payable	—	—	—	—	—	1,746	—	1,746
Royalties and programming costs payable	—	—	—	—	—	1,541	—	1,541
Deferred revenue	—	501	—	—	1	867	—	1,369
Debt due within one year	—	—	—	—	250	269	—	519
Other current liabilities	573	1,386	45	107	207	3,727	(31)	6,014

Total current liabilities	580	1,913	46	107	486	9,985	(31)	13,086

Long-term debt	14,516	1,652	1,473	5,630	535	6,494	(860)	29,440
Debt due to affiliates	(860)	—	—	—	1,647	860	(1,647)	—
Deferred income taxes	12,189	(4,129)	16,318	14,640	1,758	16,398	(44,985)	12,189
Deferred revenue	—	63	—	—	—	981	—	1,044
Other liabilities	118	21	486	—	382	3,563	—	4,570
Minority interests	(1,738)	—	—	—	—	7,861	—	6,123
Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	5,503	7,798	3,947	(2,302)	(15,412)	466	—
Other shareholders’ equity	54,756	1,064	62,342	51,259	20,005	77,449	(212,119)	54,756

Total shareholders’ equity	54,756	6,567	70,140	55,206	17,703	62,037	(211,653)	54,756

Total liabilities and shareholders’ equity	$79,561	$6,087	$88,463	$75,583	$22,511	$108,179	$(259,176)	$121,208

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

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2003

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income (loss)	$396	$111	$398	$322	$119	$436	$(1,386)	$396
Adjustment for noncash and nonoperating items:
Depreciation and amortization	5	153	1	—	6	669	—	834
Amortization of film costs	—	—	—	—	—	710	—	710
Loss on writedown of investments	—	6	—	—	—	21	—	27
Net gain on sale of investment	—	(59)	—	—	—	(50)	—	(109)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(498)	46	(405)	(380)	(100)	—	1,337	—
Changes in due to/due from parent	—	(579)	—	—	—	862	(283)	—
Change in investment segment	1,140	—	356	(140)	(43)	—	(1,313)	—
Equity in losses of other investee companies after distributions	—	25	—	—	—	6	—	31
Changes in operating assets and liabilities, net of acquisitions	(177)	690	633	(1,468)	(380)	1,811	(1,453)	(344)

Cash provided (used) by operations	866	393	983	(1,666)	(398)	4,465	(3,098)	1,545

INVESTING ACTIVITIES
Investment in available-for-sale securities	—	(2)	—	—	—	—	—	(2)
Other investments and acquisitions	—	(7)	—	—	—	(228)	—	(235)
Change in due to/due from parent	—	—	—	—	—	104	(104)	—
Change in investment segment	(74)	—	(38)	(104)	—	—	216	—
Capital expenditures and product development costs from continuing operations	—	(82)	—	—	(5)	(467)	—	(554)
Investment proceeds from available for-sale securities	—	884	—	—	—	20	—	904
Other investment proceeds	—	—	—	—	—	10	—	10

Cash provided (used) by investing activities	(74)	793	(38)	(104)	(5)	(561)	112	123

FINANCING ACTIVITIES
Borrowings	1,178	11	—	—	—	604	—	1,793
Debt repayments	—	—	—	(370)	—	(3,262)	2,083	(1,549)
Change in due to/from parent	—	(1,144)	(945)	31	(85)	(1,343)	3,486	—
Change in investment segment	—	—	—	—	500	—	(500)	—
Proceeds from exercise of stock option and dividend reimbursement plans	76	—	—	—	—	—	—	76
Principal payments on capital lease	—	(31)	—	—	—	—	—	(31)

Cash provided (used) by financing activities	1,254	(1,164)	(945)	(339)	415	(4,001)	5,069	289

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,046	22	—	(2,109)	12	(97)	2,083	1,957

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	349	(12)	—	2,192	29	1,255	(2,083)	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$2,395	$10	$—	$83	$41	$1,158	$—	$3,687

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income (loss)	$(54,244)	$72	$(54,235)	$(42,962)	$(11,233)	$(51,990)	$160,348	$(54,244)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,235	—	54,235	42,902	11,333	52,048	(160,518)	54,235
Depreciation and amortization	4	118	—	—	5	555	—	682
Amortization of film costs	—	—	—	—	—	558	—	558
Loss on writedown of investments	—	13	—	77	—	500	—	590
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(72)	75	(16)	(100)	(87)	—	200	—
Change in investment segment	3,752	—	1,117	4	58	—	(4,931)	—
AOL Europe capitalization	—	(5,677)	—	—	—	5,677	—	—
Equity in losses of other investee companies after distributions	—	23	—	2	—	45	—	70
Changes in operating assets and liabilities, net of acquisitions	32	169	27	(85)	14	(513)	67	(289)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	—	—	—	—	—	157	—	157

Cash provided (used) by operations	3,707	(5,207)	1,128	(162)	90	7,037	(4,834)	1,759

INVESTING ACTIVITIES
Investments and acquisitions	—	(54)	—	—	—	(5,614)	—	(5,668)
Change in investment segment	(5,556)	—	(94)	(102)	(205)	(1)	5,958	—
Capital expenditures and product development costs from continuing operations	—	(97)	—	—	(16)	(476)	—	(589)
Capital expenditures from discontinued operations	—	—	—	—	—	(77)	—	(77)
Investment proceeds	—	23	—	—	—	—	—	23

Cash provided (used) by investing activities	(5,556)	(128)	(94)	(102)	(221)	(6,168)	5,958	(6,311)

FINANCING ACTIVITIES
Borrowings	2,284	10	2,700	—	—	1,207	—	6,201
Debt repayments	(392)	—	—	—	—	(2,020)	1,180	(1,232)
Change in due to/from parent	—	5,286	(3,734)	(942)	88	386	(1,084)	—
Redemption of mandatorily redeemable preferred securities of subsidiary	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	147	42	—	—	—	(2)	(40)	147
Repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions from discontinued operations, net	—	—	—	—	—	(17)	—	(17)
Principal payments on capital lease	—	(7)	—	—	—	—	—	(7)
Other	(16)	—	—	—	—	—	—	(16)

Cash provided (used) by financing activities	1,921	5,331	(1,034)	(942)	88	(701)	56	4,719
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	72	(4)	—	(1,206)	(43)	168	1,180	167

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	499	(1,734)	719

CASH AND EQUIVALENTS AT END OF PERIOD	$62	$37	$—	$631	$43	$667	$(554)	$886

Part II. Other Information

Item 1. Legal Proceedings.

Securities Matters

     Reference is made to the shareholder class action lawsuits described on page 40-41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”). The lead plaintiff filed a consolidated amended complaint on April 15, 2003, adding naming defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added new allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the Merger and in its Registration Statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933.

     Reference is made to the shareholder derivative lawsuits described on page 41 of the 2002 Form 10-K. On May 2, 2003, the motion to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds was granted subject to defendants’ agreement to accept service of process for commencement of an action by plaintiffs on the subject dispute in Delaware.

     On April 14, 2003, two shareholders of the Company filed a lawsuit in the Superior Court of the State of California, titled Regents of the University of California et al. v. Parsons et al., naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its Registration Statements related to the Merger and stock option plans in violation of Section 11 and Section 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of any insider trading proceeds and restitution for their stock losses. The Company intends to defend against this lawsuit vigorously. Due to the preliminary nature of this matter, the Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

     Reference is made to the lawsuit filed by the California State Teachers’ Retirement System described on page 42 of the 2002 Form 10-K. On April 14, 2003, plaintiffs filed a motion for an order certifying the dismissal of the case for interlocutory appeal. That motion is pending. The Company is unable to predict if the court will certify the dismissal for interlocutory appeal or the outcome of any such appeal.

Update on SEC and DOJ Investigations

     The Company has previously disclosed that the SEC and the DOJ are conducting investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions involving the Company’s America Online unit that was entered into after July 1, 1999.

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

     After discovering such information, the Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online unit (“CFO review”). As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustments had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. At that time, the Company announced that it did not then anticipate that its CFO review would lead to any further restatement by the Company but disclosed that is could not predict the outcome of the separate SEC and DOJ investigations. Since that announcement in October 2002, there have been a number of developments relevant to these matters:

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

     Third, as part of the Company’s ongoing discussions with the SEC, in the first quarter of 2003, the staff of the SEC informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously established put price to Bertelsmann either in cash or in Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

     Prior to the end of March 2001, the Company and Bertelsmann began negotiations regarding Bertelsmann’s desire to be paid for some or all of its interests in AOL Europe in cash, rather than in Company stock. During the negotiations throughout 2001, the Company sought to persuade Bertelsmann that a contractual amendment guaranteeing Bertelsmann cash for its interest in AOL Europe had significant value to Bertelsmann (in an estimated range of approximately $400-800 million), and that in exchange for agreeing to such an amendment, the Company wanted Bertelsmann to extend and/or expand its relationship with the Company as a significant purchaser of advertising. Because, for business reasons, the Company intended to settle in cash, the Company viewed it as essentially costless to forego the option to settle with Bertelsmann in stock. By agreeing to settle in cash, the Company also made it more likely that Bertelsmann would exercise its put rights, which were $1.5 billion less expensive than the Company’s call option.

     In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as these advertisements were run (almost entirely at the America Online unit) during the period from the first quarter of 2001 through the first quarter of 2003. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. In addition, the Company recognized $2.0 million in the first quarter of 2003. (The remaining approximately $1.6 million is expected to be recognized by the

Company during the remainder of 2003.) These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

     Although the advertisements purchased by Bertelsmann in these transactions were in fact run, the SEC staff has expressed to the Company its preliminary view that at least some portion of the revenue recognized by the Company to Bertelsmann rather than as advertising revenue. The Company subsequently provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why, to date, both the Company and its auditors continue to believe that these transactions have been accounted for correctly. The Company is engaged in ongoing discussions with the SEC staff on this matter.

     The SEC staff has also informed the Company that it is continuing to investigate a range of other transactions principally involving the America Online unit. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that the SEC may delay acting on any registration statement, such as the potential initial public offering of TWC Inc., while its investigation of the Company is pending.

Other Matters

     Reference is made to the ERISA lawsuit filed by the Community Leader volunteers described on page 44 of the 2002 Form 10-K. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the AOL Time Warner Administrative Committee and the America Online Administrative Committee. An answer, motion or other response will be filed by May 19, 2003.

     Reference is made to Six Flags Over Georgia et al. v. Time Warner Entertainment Company, L.P., et al. described on page 44 of the 2002 Form 10-K. TWE’s petition for writ of certiorari to the United States Supreme Court filed on December 23, 2002 was denied on April 21, 2003. The punitive damages portion of the award plus accrued interest totalling $391 million has been paid, and the litigation has been concluded.

     Reference is made to Netscape Communications Corporation, v. Microsoft Corporation described on page 44 of the 2002 Form 10-K. On April 4, 2003, the United States District Court for the District of Maryland issued an order giving preclusive effect to substantially all findings of the U.S. District Court for the District of Columbia in United States v. Microsoft Corporation.

Item 2. Changes in Securities and Use of Proceeds.

     In connection with the TWE Restructuring, on March 31, 2003, the Company issued one share of its Series A Mandatorily Convertible Preferred Stock, par value $.10 per share (the “Series A Preferred Stock”), to TWE Holdings II Trust for the benefit of Comcast Corporation in exchange for 75 shares of Class B Common Stock of Time Warner Cable Inc. The issuance of the Series A Preferred Stock was not registered under the Securities Act pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Upon conversion, the Series A Preferred Stock will be converted into shares of the Company’s common stock having a value equal to $1.5 billion based on the value of the Company’s common stock at the time of the conversion, up to a maximum of 225,056,264 shares. The Series A Preferred Stock will be converted upon the earliest to occur of the date a registration statement providing for the resale of the shares of common stock received on conversion is declared effective, the second anniversary of the closing of the TWE Restructuring, i.e., on March 31, 2005, and the occurrence of specified events such as a merger of the Company.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b)  Reports on Form 8-K.

Item #	Description	Date

(i) 5	Reporting the closing of the Time Warner Entertainment — Advance/Newhouse Partnership restructuring.	December 31, 2002

(ii) 5	Reporting that Stephen M. Case will step down as Chairman of the Company at the Annual Meeting of Stockholders to be held in May 2003 but will continue to serve as a director of the Company.	January 12, 2003

(iii) 5	Reporting that the positions of Chairman of the Board and Chief Executive Officer would be combined and that the Board elected Richard Parsons to the post effective at the Annual Meeting of Stockholders to be held in May 2003.	January 16, 2003

(iv) 2	Reporting the closing of the TWE restructuring and related transactions.	March 28, 2003

(v) 5, 9, 12	Reporting the agreement to sell the Company’s interest in the Comedy Central cable network to Viacom Inc. (Item 5) and furnishing the Company’s results for the quarter ended March 31, 2003 (Items 9 and 12) (the information furnished under Items 9 and 12 is not incorporated by reference into existing or future registration statements).	April 22, 2003

AOL TIME WARNER INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

AOL TIME WARNER INC. (Registrant)

Date: May 15, 2003	/s/ Wayne H. Pace

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

Date: May 15, 2003

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

Name: Wayne H. Pace Title: Chief Financial Officer

Date: May 15, 2003

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Second Amendment made as of March 31, 2003 to the Amended and Restated Employment Agreement dated December 22, 1999 and effective as of January 1, 1999, as amended, between Time Warner Entertainment Company, L.P. and Jeffrey L. Bewkes.

99.1	Certification of Principal Executive Officer and Principal Financial Officer of AOL Time Warner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to AOL Time Warner’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.