Form 10-Q
period 2003-06-30
AOL TIME WARNER INC
filed 2003-08-13
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2003 or

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of July 31, 2003

Common Stock — $.01 par value	4,341,600,188
Series LMCN-V Common Stock — $.01 par value	171,185,826

AOL TIME WARNER INC.
INDEX TO FORM 10-Q

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      AOL Time Warner Inc. (“AOL Time Warner” or the “Company”) classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of AOL Time Warner’s financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Executive summary. This section provides a brief summary of AOL Time Warner’s results of operations for the three and six months ended June 30, 2003 and the Company’s financial condition and liquidity as of and for the six months period ending June 30, 2003.

•	Business developments. This section provides a description of business developments that the Company believes are important to understand the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2003 compared to the same periods in 2002. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition and cash flows as of and for the six months ended June 30, 2003.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

Use of Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow

      The Company utilizes Operating Income (Loss) before Depreciation and Amortization, among other measures, to evaluate the performance of its businesses. Operating Income (Loss) before Depreciation and Amortization is considered an important indicator of the operational strength of the Company’s businesses. Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures, investment spending, and Free Cash Flow (discussed below).

      The Company also utilizes Free Cash Flow to evaluate the performance of its businesses. Free Cash Flow is defined as cash provided by continuing operations less capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s ability to service its debt and make strategic investments.

      Both Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for the Company’s Operating Income (Loss), Net Income (Loss) and various cash

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

flow measures (e.g., Cash provided by operations), respectively, as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

EXECUTIVE SUMMARY

Results of Operations

      Revenues for the three months ended June 30, 2003 increased 6% over the same period in 2002 to $10.818 billion. Revenues for the six months ended June 30, 2003 increased 6% to $20.816 billion. Both the three and six month periods reflect revenue gains at all business segments other than AOL. Such revenue gains were evidenced through increased Subscription and Content revenues, which more than offset declines in Advertising revenues at the AOL and Cable segments and Other revenues at the AOL segment, both of which are expected to continue throughout the year.

      AOL Time Warner had net income of $1.064 billion (or diluted net income per share of $0.23) for the three months ended June 30, 2003 compared to $396 million (or diluted net income per share of $0.09) in 2002. For the six months ended June 30, 2003, net income was $1.460 billion (or diluted net income per share of $0.32) compared to net income before the cumulative effect of an accounting change of $387 million (or diluted net income per share of $0.09).

      The improvement in net income for both the three and six month periods ended June 30, 2003 over the comparable prior year periods reflects declines in Operating Income and increased interest expense which were more than offset by higher investment and other gains and lower investment impairments in 2003. In particular, the three month period ended June 30, 2003 reflects an approximate $760 million gain on a legal settlement with Microsoft and investment gains of approximately $542 million (approximately $651 million for the six months ended June 30, 2003) primarily consisting of the gain on the sale of the Company’s interest in Comedy Partners L.P. (“Comedy Central”). This compares to investment gains of approximately $90 million for the three and six months ended June 30, 2002. Additionally, both the three months and six months ended June 30, 2003 reflect lower investment impairment charges than in 2002, as the six month period in 2002 included approximately $945 million of investment impairment charges primarily associated with the writedown of the Company’s 44% ownership interest in Time Warner Telecom Inc. (“Time Warner Telecom”).

      The Company had Operating Income of $1.285 billion for the three months ended June 30, 2003 compared to $1.520 billion in 2002. For the six months ended June 30, 2003, Operating Income was $2.436 billion compared to Operating Income of $2.577 billion for the six months ended June 30, 2002. The decline for the three month period is a result of lower business segment Operating Income before Depreciation and Amortization and an increase in depreciation and amortization expense. The decline for the six month period is a result of higher business segment Operating Income before Depreciation and Amortization which was more than offset by an increase in depreciation and amortization expense.

      Operating Income before Depreciation and Amortization decreased $102 million for the three months ended June 30, 2003 and increased $144 million for the six months ended June 30, 2003 over the same periods in 2002. Included in these results were several items affecting comparability, including impairments of goodwill and intangible assets, a gain on disposition of certain assets and merger and restructuring costs, which are discussed below. Excluding these items, Operating Income before Depreciation and Amortization for the three months ended June 30, 2003 increased as a result of increases at the Cable, Filmed Entertainment, Networks, and Music segments offset in part by declines at the AOL, Publishing and Corporate segments. Similarly, excluding these items for the six months ended June 30, 2003, Operating Income before Depreciation and Amortization increased as a result of increases at the Cable, Filmed Entertainment, Networks, and Publishing segments offset in part by declines at the AOL, Music and Corporate segments.

      For the three month and six month periods ended June 30, 2003, depreciation expense increased principally due to increases at the Cable and AOL segments. As a result of the completion of the cable system upgrades in mid-2002 and an increase in the amount of capital spending on customer premise equipment in recent years, a larger proportion of the Cable segment’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Depreciation expense relating to these shorter-lived assets, coupled with existing depreciation expense relating to the upgraded cable systems, has resulted in the increase in overall depreciation expense.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

For the AOL segment, the higher expense was due to an increase in network assets acquired under capital leases.

      For both the three and six months ended June 30, 2003, amortization expense increased principally due to increases at the Music, Publishing and Filmed Entertainment segments. The increase at the Music segment is principally related to the reduction in the amortization period of recorded music catalog and music publishing copyrights from 20 to 15 years. For the Publishing segment, the increase related to the acquisition of Synapse, a subscription marketing company, for which the purchase price accounting was finalized in the fourth quarter of 2002. For the Filmed Entertainment segment, the increase relates to the step up in valuation on the film library assets due to the restructuring of Time Warner Entertainment Company, L.P. (“TWE Restructuring”), which closed on March 31, 2003.

Cash Flows and Debt Reduction Program

      For the first six months of 2003, the Company generated $3.8 billion in Cash Flow from Operations and $2.5 billion in Free Cash Flow. Cash Flow from Operations and Free Cash Flow benefited from the favorable timing of working capital requirements and approximately $359 million of net cash received through the settlements of certain litigation.

      As of June 30, 2003, the Company’s net debt (defined as total debt less cash and cash equivalents) totaled $24.243 billion, compared to $25.779 billion at December 31, 2002. The reduction in net debt reflected more than $2 billion of proceeds from the sale of certain non-core investments, including the sale of the Company’s investment in Hughes Electronics Corp. (“Hughes”) and its 50% ownership stake in Comedy Central, as well as the generation of $2.5 billion of Free Cash Flow including the aforementioned net benefit from certain litigation settlements. These sources of debt reduction were offset partially by the use of $813 million of cash during the second quarter for the repurchase of all non-voting preferred shares in AOL Europe and the incurrence of $2.1 billion of debt by Time Warner Cable Inc. (“TWC Inc.”) as part of the restructuring of Time Warner Entertainment Company, L.P. (“TWE”) described below.

      The Company’s debt reduction program is expected to be positively impacted in the future as a result of its agreement to sell the CD and DVD manufacturing and distribution business for approximately $1.05 billion in cash. This transaction is expected to close by the end of 2003, but is subject to the applicable regulatory reviews in the United States and other countries and other customary closing conditions. Additionally, the Company continues to explore the sale of other non-core assets.

BUSINESS DEVELOPMENTS

Sale of Music Manufacturing

      In July 2003, the Company announced a definitive agreement to sell Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses for $1.05 billion in cash to Cinram International Inc. (“Cinram”). This agreement includes the following businesses: WEA Manufacturing Inc., Warner Music Manufacturing Europe GmbH, Ivy Hill Corporation, Giant Merchandising and the physical distribution operations of Warner-Elektra-Atlantic Corporation (“WEA Corp.”). The sales and marketing operations of WEA Corp. will remain as part of Warner Music Group (“WMG”).

      In addition, the Company will enter into long-term agreements effective at the closing under which Cinram will provide manufacturing, printing, packaging and physical distribution for the Company’s DVDs and CDs in North America and Europe. Had the sale and other agreements described above occurred at the beginning of 2003, Operating Income before Depreciation and Amortization for the Company for the six months ended June 30, 2003, would have been reduced by approximately $130 million. Similarly, depreciation and amortization would have been reduced by approximately $30 million resulting in a reduction in Operating Income of approximately $100 million. This transaction is expected to close by the end of 2003, but is subject to the applicable regulatory reviews in the United States and other countries and other customary closing conditions. The music

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

manufacturing business has been classified as held for sale and accordingly, we have stopped depreciating and amortizing the manufacturing assets effective July 2003.

Microsoft Settlement

      On January 22, 2002, Netscape Communications Corporation (“Netscape”) sued Microsoft Corporation (“Microsoft”) in the U. S. District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations.

      On May 29, 2003, Microsoft and AOL Time Warner announced an agreement to settle the pending litigation between Microsoft and Netscape and to collaborate on long-term digital media initiatives that will accelerate the adoption of digital content (the “Microsoft Settlement”). As part of the settlement, Microsoft agreed to pay $750 million to AOL Time Warner and AOL Time Warner agreed to release Microsoft from the Netscape action and related antitrust claims. In addition, Microsoft agreed to a variety of steps designed to ensure that Microsoft and AOL products work better with each other, including giving AOL the same access to early builds of the Microsoft Windows operating system as Microsoft affords to other third parties as well as providing AOL with seven years of dedicated support by Microsoft engineers who have access to Windows source code, to help AOL with compatibility and other engineering efforts. The digital media initiative also established a long-term, nonexclusive license agreement allowing AOL Time Warner the right but not obligation to use Microsoft’s entire Windows Media 9 Series digital media platform, as well as successor Microsoft digital rights management software. Microsoft also agreed to provide AOL with a new distribution channel for its software to certain PC users worldwide. Finally, as part of this settlement, Microsoft agreed to release AOL Time Warner from the obligation to reimburse Microsoft’s attorneys fees in connection with an arbitration ruling under a 1996 distribution agreement.

      In determining the gain recognized in connection with the Microsoft Settlement, the Company evaluated the fair value of all elements received in addition to the cash payment of $750 million. The Company has preliminarily estimated the value of the noncash elements received in connection with the Microsoft Settlement aggregated approximately $10 million. Accordingly, the total gain recognized by AOL Time Warner as a result of the Microsoft Settlement is approximately $760 million, which is included in Other income (expense), net, in the Company’s consolidated statement of operations for the three and six months ended June 30, 2003.

Update on SEC and DOJ Investigations

      The SEC and the DOJ continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations are focused on transactions principally involving the Company’s America Online unit that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      In the 2002 Form 10-K, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. should be adjusted. For a description of those transactions, see Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 17 to the financial statements in the Company’s 2002 Form 10-K and Note 10 to the Notes to Financial Statements in Part I of this report. At that time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why both the Company and its auditors continued to believe that these transactions had been accounted for correctly.

      The staff of the SEC has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. Recently, the Office of the Chief Accountant of the SEC informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann, A.G. to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and therefore should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the Division of Enforcement of the SEC continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of the advertising provided thereunder.

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant of the SEC that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of Time Warner Cable Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the Company’s America Online unit, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. The Company intends to continue its efforts to cooperate with both the SEC and the Department of Justice investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

TWE Restructuring

      Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through TWE. AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corporation (“Comcast”).

      On March 31, 2003, AOL Time Warner and Comcast completed the TWE Restructuring. As a result of the TWE Restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Central (which was subsequently sold) and the Courtroom Television Network (“Court TV”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE are now controlled by a new subsidiary of AOL Time Warner called TWC Inc. As part of the restructuring, AOL Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC Inc. as part of the TWE Restructuring.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Comcast’s 21.0% economic interest in TWC Inc.’s cable business, is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The additional ownership interests acquired by AOL Time Warner in the TWE Restructuring have been accounted for as a step acquisition and are reflected in the accompanying balance sheet as of June 30, 2003. The purchase price allocation is preliminary as the Company is in the process of completing a valuation study to identify and value the net assets acquired (Note 4).

Debt Reduction Plan

      In January 2003, the Company announced its intention to reduce its overall level of indebtedness. Specifically, it is the Company’s intention to reduce net debt to within a range of 2.25 to 2.75 times annual Operating Income before Depreciation and Amortization, excluding the impairment of intangible assets and gains and losses on asset disposals, by the end of 2003. In addition, the Company announced that it intends to reduce total consolidated net debt (defined as total debt less cash and cash equivalents) to approximately $20 billion by the end of 2004. The Company anticipates that the reduction in net debt will be achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-core assets. As part of this initiative, the Company reduced its net debt from $25.8 billion as of December 31, 2002 to $24.2 billion as of June 30, 2003. This reduction in net debt reflected more than $2 billion in proceeds from the sale of certain non-core investments, including the sale of the Company’s investment in Hughes ($783 million) and its 50% interest in Comedy Central ($1.225 billion). Also contributing to the reduction in net debt is Free Cash Flow of approximately $2.5 billion during the period including net cash of $359 million received from litigation settlements. These items were partially offset by the incurrence of approximately $2.1 billion of incremental debt as part of the TWE Restructuring and $813 million of incremental net debt incurred to repurchase non-voting preferred shares of AOL Europe.

      Additionally, in July 2003, the Company agreed to sell its CD and DVD manufacturing and distribution business for approximately $1.05 billion in cash. This transaction is expected to close before the end of 2003, but is subject to the applicable regulatory reviews in the United States and other countries and other customary closing conditions. The Company continues to explore the sale of other non-core businesses.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

Discontinued Operations

      During 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”), resulting in Advance/Newhouse assuming responsibility for the day-to-day operations of and an economic interest in certain TWE-A/N cable systems. As a result, AOL Time Warner deconsolidated the financial position and operating results of these systems, and has reflected the 2002 operating results of these systems as discontinued operations. Revenues and net income from the discontinued operations totaled $363 million and $2 million, respectively, for the three months ended June 30, 2002 and $715 million and $1 million, respectively, for the six months ended June 30, 2002.

Other Items Affecting Comparability

      As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of AOL Time Warner’s operating results has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

	(millions)		(millions)
Merger and restructuring costs	$(12)	$—	$(36)	$(107)
Impairment of intangible assets	(277)	—	(277)	—
Gain on disposal of assets	43	—	43	—

Impact on Operating Income	(246)	—	(270)	(107)

Microsoft Settlement	760	—	760	—
Investment gains	542	90	651	90
Impairment of investments	(151)	(364)	(174)	(945)

Impact on other income (expense), net	1,151	(274)	1,237	(855)

Pretax impact	905	(274)	967	(962)
Income tax impact	(381)	110	(406)	385

After-tax impact	$524	$(164)	$561	$(577)

      For the six months ended June 30, 2003, the above amounts included (i) merger and restructuring costs of $36 million (Note 2); (ii) impairment losses of $277 million recorded to reduce the carrying value of goodwill and certain intangible assets at the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and certain intangible assets of the AOL Time Warner Book Group which were recorded at the time of the America Online-Time Warner merger. These changes were taken in the second quarter due to additional fair value information obtained through the Company’s negotiations with third parties related to the possible sale of the businesses (Note 1); (iii) a $43 million gain on the sale of the Company’s interests in a UK theater chain; (iv) a gain of approximately $760 million related to the Microsoft Settlement (Note 10); (v) approximately $651 million in gains related to certain investments, including $513 million gain from the sale of the Company’s interest in Comedy Central and a $50 million gain from the sale of the Company’s interest in Hughes and (vi) non-cash charges of $174 million, which is comprised of $187 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $13 million of gains to reflect market fluctuations in equity derivative instruments (Note 3).

      For the six months ended June 30, 2002, these items included (i) merger and restructuring costs of $107 million, which occurred in the first quarter, (Note 2) (ii) $90 million in gains on the sale of certain investments and (iii) a

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

non-cash charge of $945 million, which is comprised of $953 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $8 million of gains to reflect market fluctuations in equity derivative instruments. Included in the $953 million charge relating to other-than-temporary declines in value is a $772 million non-cash charge to reduce the carrying value of AOL Time Warner’s investment in Time Warner Telecom, a 44% owned equity investment (Note 3).

Consolidated Results

      Revenues. Consolidated revenues increased 6% to $10.8 billion for the three months ended June 30, 2003. For the six months ended June 30, 2003 consolidated revenues increased 6% to $20.8 billion. As shown below, these increases were led by growth in both Subscription and Content revenues, offset in part by declines in Advertising and Other revenues:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Subscription	$5,118	$4,747	8%	$10,053	$9,214	9%
Advertising	1,678	1,679	—	3,016	3,087	(2)%
Content	3,556	3,194	11%	6,809	6,125	11%
Other	466	583	(20)%	938	1,184	(21)%

Total revenues	$10,818	$10,203	6%	$20,816	$19,610	6%

      For the three and six months ended June 30, 2003, the increase in Subscription revenues was principally due to increases at the Cable and Networks segments primarily driven by higher rates and at the AOL segment primarily from the favorable impact of foreign currency exchange rates. For the three months ended June 30, 2003, the increase in Content revenues was principally due to improved results at the Filmed Entertainment segment, primarily related to the strength of The Matrix Reloaded and additional international television availabilities, and the Music segment, related to the strength of new releases in the current quarter and the favorable effects of foreign exchange rates. For the six months ended June 30, 2003, the 11% increase in Content revenues related primarily to the Filmed Entertainment segment and higher ancillary sales of HBO programming at the Networks segment.

      The slight decline in Advertising revenues for the three and six months ended June 30, 2003 was primarily related to the AOL segment, due principally to the decline in the current benefit from prior period contract sales, and the Cable segment, due to a decrease in program vendor advertising. The decline in the benefit from prior year contracts at the AOL segment and program vendor advertising at the Cable segment are both expected to continue throughout 2003. The Advertising revenue declines at the AOL and Cable segments were offset in part by growth at the Networks and Publishing segments.

      The decline in Other revenues for the three and six months ended June 30, 2003 was primarily due to the AOL segment’s decision to reduce the promotion of its merchandise business (i.e., reducing pop up advertisements) to improve the member experience. The declines are expected to continue throughout 2003.

      Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income (Loss)

      The following table reconciles Operating Income before Depreciation and Amortization to Operating Income and in addition provides the components from Operating Income to net income (loss) for purposes of the discussions that follow:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Operating Income before Depreciation and Amortization	$2,165	$2,267	(4)%	$4,150	$4,006	4%
Depreciation	(669)	(572)	17%	(1,308)	(1,090)	20%
Amortization	(211)	(175)	21%	(406)	(339)	20%

Operating Income	1,285	1,520	(15)%	2,436	2,577	(5)%
Interest expense, net	(473)	(441)	7%	(941)	(817)	15%
Other income (expense), net	1,103	(331)	NM	1,169	(986)	NM
Minority interest expense	(60)	(53)	13%	(116)	(84)	38%

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	1,855	695	NM	2,548	690	NM
Income tax provision	(791)	(301)	NM	(1,088)	(304)	NM
Discontinued operations	—	2	NM	—	1	NM
Cumulative effect of accounting change	—	—	NM	—	(54,235)	NM

Net income (loss)	$1,064	$396	NM	$1,460	$(53,848)	NM

      Operating Income before Depreciation and Amortization. Operating Income before Depreciation and Amortization decreased 4% to $2.165 billion for the three months ended June 30, 2003 from $2.267 billion in 2002. For the six months ended June 30, 2003, Operating Income before Depreciation and Amortization increased 4% to $4.150 billion from $4.006 billion in 2002.

      Included in these results were several items affecting comparability, including impairments of goodwill and intangible assets, a gain on disposition of certain assets and merger and restructuring costs, which are discussed below. Excluding these items, Operating Income before Depreciation and Amortization for the three months ended June 30, 2003 increased as a result of improvements at the Cable, Filmed Entertainment, Networks and Music segments offset in part by declines at the AOL, Publishing and Corporate segments. Similarly, excluding these items for the six months ended June 30, 2003, Operating Income before Depreciation and Amortization increased as a result of increases at the Cable, Filmed Entertainment, Networks, and Publishing segments offset in part by declines at the AOL and Corporate segments. Excluding impairment charges and gains and losses on the disposition of assets, the year-over-year rate of growth in both Operating Income before Depreciation and Amortization and Operating Income is expected to slow in the second half of 2003 in comparison to the first half as the Company faces difficult prior year comparisons in its Filmed Entertainment and Networks segments as well as an increase in the VAT assessment at AOL Europe. The segment variations are discussed in detail under “Business Segment Results” below.

      Impairments of Goodwill and Intangible Assets. For the three and six months ended June 30, 2003, Operating Income before Depreciation and Amortization includes a $178 million impairment charge at the Networks segment related to the writedown of the intangible assets of the winter sports teams and a $99 million impairment charge related to the writedown of goodwill and intangible assets of the AOL Time Warner Book Group at the Publishing segment. These impairment charges resulted from additional fair value information obtained through negotiations with third parties about the potential disposition of these businesses.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Gain on Disposition of Assets. For the three and six months ended June 30, 2003, Operating Income before Depreciation and Amortization included a $43 million gain related to the sale of a UK theater chain at the Filmed Entertainment segment.

      Merger and Restructuring Costs. For the three months ended June 30, 2003, Operating Income before Depreciation and Amortization included merger and restructuring costs of $12 million, including $6 million at the Music segment and $6 million at the Publishing segment. These costs related to various employee and contractual terminations (Note 2). There were no merger and restructuring costs for the three months ended June 30, 2002.

      For the six months ended June 30, Operating Income before Depreciation and Amortization included merger and restructuring costs of $36 million in 2003 and $107 million in 2002. The 2003 costs included $4 million at the AOL segment, $8 million at the Networks segment, $18 million at the Publishing segment and $6 million at the Music segment and related to various employee and contractual terminations. The 2002 costs included $75 million at the AOL segment, $5 million at the Music segment and $27 million at Corporate. The 2002 costs included $43 million related to work force reductions and $64 million for termination of the AOL segment’s lease obligations for network modems that are no longer being used because network providers have upgraded their networks to newer technology (Note 2).

      Corporate Operating Loss before Depreciation and Amortization. AOL Time Warner’s Corporate Operating Loss before Depreciation and Amortization increased to $112 million and $213 million for the three and six months ended June 30, 2003, respectively, from $80 million and $186 million in the comparable prior periods, respectively. This occurred primarily due to legal and other professional fees related to the SEC and DOJ investigations into the accounting and disclosure practices of the Company and the defense of various shareholder lawsuits ($20 million and $35 million were incurred in the three and six month periods ended June 30, 2003, respectively). It is not yet possible to predict the outcome of these investigations and costs are expected to continue to be incurred throughout the year. The six months ended June 30, 2002 also includes $27 million of restructuring charges.

      Depreciation Expense. For the three months ended June 30, depreciation expense increased to $669 million in 2003 from $572 million in 2002 and for the six months ended June 30, increased to $1.308 billion in the same period in 2003 from $1.090 billion in 2002 principally due to increases at the Cable and AOL segments. As a result of the completion of the cable system upgrades in mid-2002 and an increase in the amount of capital spending on customer premise equipment in recent years, a larger proportion of the Cable segment’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Depreciation expense relating to these shorter-lived assets, coupled with existing depreciation expense relating to the upgraded cable systems, has resulted in the increase in overall depreciation expense.

      Amortization Expense. For the three months ended June 30, amortization expense increased to $211 million in 2003 from $175 million in 2002 and to $406 million for the six months ended June 30, 2003, from $339 million in the same period in 2002. These increases are principally due to increases at the Music, Publishing and Filmed Entertainment segments. The increase at the Music segment is principally related to the reduction in the amortization period of music publishing copyrights and recorded music catalog from 20 to 15 years. For the Publishing segment, the increase related to the acquisition of Synapse, a subscription marketing company, whose purchase price allocation was finalized in the fourth quarter of 2002. For Filmed Entertainment, the increase relates to the preliminary step up in value on the film library assets due to the TWE Restructuring.

      Operating Income. AOL Time Warner’s Operating Income declined 15% for the three months and 5% for the six months ended June 30, 2003 as compared to the same period in 2002. The decline related to the change in business segment Operating Income before Depreciation and Amortization noted above and due to an increase in depreciation and amortization expense as previously discussed.

      Interest Expense, Net. Interest expense, net, increased to $473 million for the three months ended June 30, 2003, from $441 million in 2002 and to $941 million for the six months ended June 30, 2003, from $817 million in 2002, as a result of a higher average level of debt outstanding and a change in the mix of debt from lower rate variable debt to higher rate fixed debt as well as lower interest income resulting from the sale of AOL’s investment in Hughes.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Other Income (Expense), Net. Other income (expense), net, detail is shown in the table below:

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

	(millions)		(millions)
Investment related gains	$542	$90	$651	$90
Loss on writedown of investments	(151)	(364)	(174)	(945)
Microsoft Settlement	760	—	760	—
All other	(48)	(57)	(68)	(131)

Other income (expense), net	$1,103	$(331)	$1,169	$(986)

      For the three and six months ended June 30, 2003, investment related gains were $542 million and $651 million, respectively, as compared to $90 million for the three and six months ended June 30, 2002. For 2003, the $651 million included a $513 million gain on the sale of the Company’s interest in Comedy Central and a $50 million gain from the sale of the Company’s interest in Hughes in the first quarter. Other income (expense), net also includes $49 million ($14 million in the second quarter) related to gains on the sale of international theater chains. For the three and six months ended June 30, 2002, the Company recognized investment related gains of $90 million, including a $59 million gain from the sale of a portion of the Company’s interest in the Columbia House Company Partnerships and a $31 million gain on the redemption of approximately 1.6 million shares of preferred stock of TiVo Inc.

      For the three and six months ended June 30, 2003, the Company recorded non-cash charges of $151 million and $174 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments. For the three and six months ended June 30, 2002, the Company recorded charges of $364 million and $945 million, respectively. Included in the 2003 charge was a writedown of $77 million for AOL Japan and a $71 million writedown for n-tv KG (“NTV-Germany”). Included in the $945 million charge for the six months ended June 30, 2002, was a $772 million ($201 million in the three month period) charge to reduce the carrying value of AOL Time Warner’s investment in Time Warner Telecom Inc., a 44% owned equity investment (Note 3), and a $101 million charge related to Gateway, Inc. Excluding equity method investees, as of June 30, 2003, the fair value and carrying value of the Company’s investment portfolio were $1.605 billion and $1.378 billion, respectively.

      In addition, the three and six months ended June 30, 2003 include a $760 million gain related to the Microsoft Settlement (Note 1). Excluding the impact of the items discussed above, Other income (expense), net, improved in 2003 as compared to the prior year primarily from a reduction of losses from equity method investees.

      Minority Interest. For the three and six months ended June 30, 2003, AOL Time Warner had $60 million and $116 million of minority interest expense, respectively, compared to $53 million and $84 million for the three and six months in 2002. The increase in minority interest expense was related to additional minority interest expense for Comcast’s interest in TWC, Inc., offset in part by the elimination of minority interest of AOL Europe due to the repurchase of the remaining preferred securities and accrued dividends in April 2003.

      Income Tax Provision. AOL Time Warner had income tax expense of $791 million for the three months ended June 30, 2003, compared to $301 million in 2002. The Company’s pretax income before discontinued operations and cumulative effect of accounting change in the three month period was $1.855 billion in 2003 compared to $695 million in 2002. Applying the 35% U.S. federal statutory rate to pretax income would result in income tax expense of $649 million in 2003 and $243 million in 2002. However, the Company’s actual income tax expense (benefit) differs from these amounts primarily as a result of several factors including state and local income taxes and foreign income taxed at different rates.

      The Company had income tax expense of $1.088 billion for the six months ended June 30, 2003, compared to $304 million in 2002. The Company’s pretax income before discontinued operations and cumulative effect of accounting change in the six month period was $2.548 billion in 2003 compared to $690 million in 2002. Applying the 35% U.S. federal statutory rate to pretax income would result in income tax expense of $892 million in 2003 and

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$242 million in 2002. However, the Company’s actual income tax expense (benefit) differs from these amounts primarily as a result of several factors including state and local income taxes and foreign income taxed at different rates.

      As of June 30, 2003, the Company had a net capital loss carryforward of approximately $3 billion, which consists primarily of a $4 billion capital loss generated in the first quarter of 2003 from a tax restructuring of certain foreign operations, partially offset by a capital gain of $1 billion generated in the second quarter on the sale of Comedy Central. This carryforward expires in 2008. At the present time, there is significant uncertainty regarding the future realization of the remaining net capital loss carryforward of approximately $3 billion as well as unrealized losses related to investment impairments recorded in prior periods. Therefore, the Company is maintaining the valuation allowance recorded in the first quarter of 2003 against a portion of these losses.

      As of June 30, 2003, the Company had net operating loss carryforwards of approximately $9.2 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income of the Company and its subsidiaries included in the consolidated Federal income tax return of the Company and are, therefore, expected to reduce Federal income taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2018 through 2021.

      Net Income (Loss) and Net Income (Loss) Per Common Share. AOL Time Warner had net income of $1.064 billion for the three months ended June 30, 2003 compared to $396 million in 2002. Basic net income per common share was $0.24 and diluted net income per share was $0.23 for the three months ended June 30, 2003 compared to basic and diluted net income per common share of $0.09 in 2002.

      For the six months ended June 30, 2003, net income was $1.460 billion compared to a net loss of $53.848 billion 2002. Basic net income per common share was $0.33 and diluted net income per share was $0.32 in 2003 compared to basic and diluted net loss per common share of $12.12 in 2002.

      As noted above, net income for the three months ended June 30, 2003 included approximately $542 million in pretax gains related to certain investments, including a $513 million gain on the sale of Comedy Central. It also includes a $760 million related to the settlement of certain litigation with Microsoft. These amounts were offset in part by non-cash pretax charges of $151 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in value including $77 million for AOL Japan and $71 million for NTV-Germany and to reflect market fluctuations in equity derivative instruments. In addition, net income includes a $277 million pretax loss on the impairment of certain intangible assets and goodwill related to the winter sports teams at Turner and the AOL Time Warner Book Group and also reflects $12 million of pretax merger and restructuring costs.

      Net loss for the three months ended June 30, 2002 included net income from discontinued operations of $2 million. Excluding this item, the Company’s net loss from continuing operations before the cumulative effect of an accounting change was $394 million in 2002. As noted above, net loss from continuing operations before the cumulative effect of an accounting change for 2002 includes pretax charges of $364 million relating to the writedown of investments and pretax charges of $107 million relating to merger and restructuring costs.

      For the six months ended June 30, 2003, net income included a $760 million pretax gain related to the Microsoft Settlement noted above and approximately $651 million in pretax gains on the sale of certain investments, including the $513 million gain on Comedy Central noted above and the $50 million gain from the sale of the Company’s interest in Hughes. This was offset in part by non-cash pretax charges of $174 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments and $277 million of pretax impairment charges noted above. In addition, net income also reflects $36 million of pretax merger and restructuring costs.

      Net loss for the six months ended June 30, 2002 included a $54.235 billion charge relating to a cumulative effect of an accounting change upon adoption of FAS 142 in 2002 and income from discontinued operations of $1 million. Excluding these items, the Company’s net income from continuing operations before the cumulative effect of an accounting change was $386 million in 2002. As noted above, net income from continuing operations before the cumulative effect of an

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

accounting change for 2002 includes pretax charges of $945 million relating to the writedown of investments and pretax charges of $107 million relating to merger and restructuring costs.

      In addition to these items, the 2003 results as compared to 2002 benefited from the overall increase in AOL Time Warner’s operating performance and a reduction of losses from equity method investees, which was slightly more than offset by increased depreciation and amortization expense and higher interest expense.

Business Segment Results

      AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Revenues:
Subscription	$1,901	$1,786	6%	$3,799	$3,503	8%
Advertising	179	342	(48)%	405	731	(45)%
Other	52	138	(62)%	125	323	(61)%

Total revenues	$2,132	$2,266	(6)%	$4,329	$4,557	(5)%

Operating Income before Depreciation and Amortization	$431	$474	(9)%	$835	$817	2%
Depreciation	(177)	(159)	11%	(348)	(287)	21%
Amortization	(44)	(41)	7%	(83)	(82)	1%

Operating Income	$210	$274	(23)%	$404	$448	(10)%

      The growth in Subscription revenues was primarily related to the favorable impact of foreign currency exchange rates (approximately $71 million and $131 million for the three and six months ended June 30, 2003, respectively), subscriber growth and price increases at AOL Europe, as well as the expansion of domestic broadband subscribers in 2003 as compared to the same period in 2002. These gains were partially offset by year-over-year declines in domestic AOL narrowband and CompuServe worldwide membership.

      The number of AOL brand subscribers in the U.S. was approximately 25.3 million at June 30, 2003 compared to approximately 26.2 million at March 31, 2003 and 26.5 million at both December 31, 2002 and June 30, 2002. Approximately 55% of the sequential quarterly decline in domestic AOL brand subscribers resulted from a reduction in members due to a number of factors, including the continued maturing narrowband services subscriber universe; subscribers adopting other broadband services; a reduction in direct marketing response rates; a reassessment of various marketing programs and continued subscriber cancellations and terminations, partially offset by growth in broadband subscribers. The Company anticipates that this decline in its narrowband subscriber base will likely continue because of these factors. In addition, the movement toward AOL broadband services could negatively impact future results of operations due to lower margins on basic broadband services.

      The remaining quarterly sequential decline of approximately 45% reflects the Company’s identifying and removing from the subscriber base non-paying members consisting principally of members failing to appropriately complete the registration and payment authorization process and members who have been prevented from using the service due to online conduct violations (spamming, inappropriate language) who have not properly addressed the violation.

      The year over year decline in subscribers relates to a decline in the narrowband subscribers due to the factors noted above, offset in part by growth in broadband subscribers. The average monthly subscription revenue per domestic subscriber (“ARPU”) for the three and six months ended June 30, 2003 increased 2% and 3%, respectively, to $18.63 and $18.58, respectively, as compared to $18.18 and $18.11 for the three and six months ended June 30, 2002, respectively. Domestic subscription ARPU was impacted by changes in the mix of narrowband and broadband

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

product, customer pricing plans, the level of service provided (full connectivity versus Bring Your Own Access (“BYOA”)), and by changes in the terms of AOL’s relationships with its broadband cable, DSL, and satellite partners.

      The majority of AOL’s domestic subscribers are on unlimited pricing plans. Additionally, AOL has entered into certain bundling programs with Original Equipment Manufacturers (“OEMs”) that generally do not result in subscription revenues during introductory periods, and previously had sold bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of June 30, 2003, of the 25.3 million domestic AOL members, approximately 80% were on unlimited pricing plans (including 9% under various free trial, member service and retention programs), 15% were on lower priced plans, including BYOA plans, limited usage plans and bulk employee programs with strategic partners (the weighted average monthly rate for these lower priced plans was approximately $10.77) and the remaining 5% were on OEM bundled plans. As of March 31, 2003, of the 26.2 million domestic AOL members, approximately 80% were on unlimited pricing plans (including 10% under various free trail, member service and retention programs), 14% were on lower priced plans, including BYOA plans, limited usage plans and bulk employee programs with strategic partners (the weighted average monthly rate for these lower priced plans was approximately $11.13), and the remaining 6% were on OEM bundled plans. As of December 31, 2002, of the 26.5 million domestic AOL members, approximately 81% were on unlimited pricing plans (including 10% under various free trial, member service and retention programs), 13% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (the weighted average monthly rate for these lower priced plans was approximately $10.80), and the remaining 6% were on OEM bundled plans.

      The number of AOL brand subscribers in Europe was 6.2 million at June 30, 2003 and the average monthly subscription revenue per European subscriber for the second quarter and first six months of 2003 was $19.13 and $18.49, respectively. This compares to AOL brand subscribers in Europe of 6.3 million, 6.4 million and 6.0 million at March 31, 2003, December 31, 2002 and June 30, 2002, respectively, and an average monthly subscription revenue per European subscriber for the three and six months ended June 30, 2002 of $14.07 and $13.82. The average monthly subscription revenue per European subscriber in 2003 was impacted by the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro relative to the U.S. Dollar and price increases implemented in the second quarter of 2003 and in mid-2002 in various European countries offering the AOL service. The decline in AOL brand subscribers was in-part related to a reduction in inactive subscribers under various pay for usage plans.

      The declines in year over year Advertising revenues is principally due to a reduction in benefits from prior period contract sales of $139 million and $317 million for the three and six months ended June 30, 2003, respectively, and weakness in the Company’s online advertising sales. Domestic contractual commitments received in prior periods contributed Advertising revenue of $81 million and $188 million in the three and six month periods ended June 30, 2003, respectively, compared to $220 million and $505 million in the comparable prior year periods. Of the $505 million of advertising revenue from contractual commitments for the six months ended June 30, 2002, $10 million was recognized as a result of terminations. There was no revenue from terminations recognized in any other period. The decline in advertising revenues also reflects a decrease in the intercompany sales of advertising to other business segments of AOL Time Warner in 2003 as compared to 2002 (from $50 million to $2 million for the three month period and from $104 million to $35 million for the six month period) principally due to a change in the treatment of intercompany advertising barter. During the second quarter, there was a change in the application of AOL’s policy for intercompany advertising barter transactions which reduced both the amount of intercompany advertising revenues and advertising expenses by approximately $30 million. This change, however, had no impact on the AOL segment’s Operating Income or its Operating Income before Depreciation and Amortization. In addition, because intercompany transactions are eliminated on a consolidated basis, this change in policy did not impact the Company’s consolidated results of operations. The decline in Advertising revenue was partially offset by increased transaction-based revenue from certain advertising contracts.

      Of the $179 million of Advertising revenue for the three months ended June 30, 2003, $70 million related to the five most significant advertisers. Similarly, of the $342 million of Advertising revenue for the three months ended

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

June 30, 2002, $122 million related to the five most significant advertisers, including $87 million related to Bertelsmann (see “Overview - Business Developments — Update on SEC and DOJ Investigations”). Of the $405 million of Advertising revenue for the six months ended June 30, 2003, $149 million related to the five most significant advertisers. Similarly, of the $731 million of Advertising revenue for the six months ended June 30, 2002, $259 million related to the five most significant advertisers, including $167 million related to Bertelsmann. Advertising revenue from the five most significant domestic advertisers is expected to decline in both absolute terms and as a percentage of total advertising revenue as large advertising contracts expire and are replaced with smaller advertising arrangements.

      Domestic advertising commitments for future periods declined to $278 million as of June 30, 2003 as compared with $514 million as of December 31, 2002 and $859 million as of June 30, 2002. In addition to the prior period commitments recognized in revenue, the remaining commitments were reduced by $78 million and $26 million for the three months ended June 30, 2003 and 2002, respectively, and $135 million and $265 million for the six months ended June 30, 2003 and 2002, respectively, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Included in the $278 million of advertising commitments for future periods as of June 30, 2003 is $150 million for the five largest commitments. Similarly, included in the $859 million of advertising commitments for future periods as of June 30, 2002 is $299 million for the five largest commitments.

      The Company expects to complete performance on more than one-third of its remaining domestic advertising commitments by the end of 2003. Further declines in future consideration to be received, and revenue that would otherwise be recognized, could occur from additional terminations or restructurings of such commitments. As services under certain large longer term contracts signed in previous periods are completed, the Company expects to enter into fewer long term contracts and to reduce its reliance on long-term arrangements, including arrangements which involve significant non-advertising components. The Company expects that the level of advertising commitments for future periods will decline as traditional advertiser arrangements typically involve shorter terms. The Company is uncertain whether the amount of revenue from the more traditional short-term advertising arrangements will reach the levels of current and prior advertising revenue even if the online advertising market improves. The Company also is uncertain of its ability to renew or replace advertising sales for some of its largest advertisers.

      The decrease in Other revenues for the three and six months ended June 30, 2003 is primarily due to the Company’s decision to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience. The declines are expected to continue throughout 2003.

      The decrease in Operating Income before Depreciation and Amortization for the three months ended June 30, 2003 reflects lower overall revenues as discussed above as well as increased marketing and network expenses made in order to offer broadband services, offset in part by improved results at AOL Europe of $56 million and lower domestic narrowband network expenses partially related to a reduction in operating lease expense associated with greater use of capital leases. For the six months ended June 30, 2003 the 2% increase in Operating Income before Depreciation and Amortization is principally due to lower merger and restructuring costs in 2003 ($4 million) compared to 2002 ($75 million) (Note 2), lower equipment leasing costs and the benefit of a one-time sales tax settlement of $20 million recorded in the first quarter of 2003. Excluding these items, Operating Income before Depreciation and Amortization decreased primarily due to the decrease in Advertising and Other revenue, offset in part by improved results at AOL Europe, lower domestic network expenses partially related to the AOL decision to greater utilize capital leases as opposed to operating leases and higher subscription revenue. For the three months ended June 30, 2003 the decrease in Operating Income is due to the aforementioned decrease in Operating Income before Depreciation and Amortization and the increase in depreciation expense primarily due to an increase in network assets acquired under capital leases. For the six months, the decline in Operating Income is due to the increase in depreciation expense mentioned above, offset in part by an increase in Operating Income before Depreciation and Amortization. The Company expects that AOL Europe’s operating results will be negatively impacted by up to $60 million in the second half of the year relating to VAT, which began on July 1st.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

		(millions)			(millions)
Revenues:
Subscription	$1,805	$1,591	13%	$3,545	$3,121	14%
Advertising	118	171	(31)%	220	324	(32)%

Total revenues	$1,923	$1,762	9%	$3,765	$3,445	9%

Operating Income before Depreciation and Amortization	$752	$675	11%	$1,443	$1,327	9%
Depreciation	(349)	(295)	18%	(679)	(569)	19%
Amortization	(2)	(2)	—	(4)	(2)	100%

Operating Income	$401	$378	6%	$760	$756	1%

      The increase in Subscription revenues for the three and six months ended June 30, 2003 was due to the continued deployment of new services (primarily high-speed data), higher basic cable rates, and basic subscriber growth. For the period from June 30, 2002 to June 30, 2003, high-speed data subscribers increased by 50% to 2.960 million, digital cable subscribers increased by 26% to 4.082 million and basic cable subscribers increased by 0.9% to 10.938 million (including approximately 1.565 million subscribers of unconsolidated investees which are managed by the Company).

      High-speed data subscribers include residential subscribers and commercial subscribers. Of the 2.960 million high-speed data subscribers as of June 30, 2003, 2.856 million were residential subscribers and 104,000 were commercial subscribers.

      The decrease in Advertising revenues for the three and six months ended June 30, 2003 was primarily related to a decrease in advertising purchased by programming vendors to promote their channels, including new channel launches (from $41 million for the three months ended June 30, 2002 to $4 million for the three months ended June 30, 2003 and from $82 million for the six months ended June 30, 2002 to $6 million for the six months ended June 30, 2003) and a decrease in the intercompany sale of advertising to other business segments of AOL Time Warner (from $31 million for the three months ended June 30, 2002 to $2 million for the three months ended June 30, 2003 and from $58 million for the six months ended June 30, 2002 to $4 million for the six months ended June 30, 2003). This was offset in part by a 13%, or $13 million, increase in general third-party advertising sales for the three months ended June 30, 2003 and a 14%, or $26 million, increase for the six months ended June 30, 2003. The Company expects Advertising revenues to continue to decline throughout 2003 as compared to 2002 due to a decrease in intercompany advertising revenue and an approximate 90% decline in advertising purchased by programming vendors, primarily due to fewer new channel launches.

      For the three and six month periods ending June 30, 2003, Operating Income before Depreciation and Amortization increased principally as a result of the Subscription revenue gains described above and lower high-speed data network expenses, offset in part by increases in programming and other operating costs and reduced program vendor and intercompany advertising revenues. The increase in video programming costs of 13% and 16% for the three and six month periods, respectively, was primarily attributable to two factors: first, sports programming cost increases, which reflect launches of new sports services and contractual rate increases for existing sports services; and second, the impact of having added numerous non-sports services to many of the Company’s lineups over recent years, including new services and expanded distribution of existing services, as well as contractual rate increases. Video programming costs in the second half of 2003 are expected to increase at rates more in line with the average rate of increase incurred in the first half of 2003 primarily due to the expiration of introductory and promotional periods under programming affiliation agreements, the need to obtain additional quality programming for more service offerings, industry-wide programming cost increases (especially for sports programming) and inflation-indexed or negotiated license fee increases. Other operating costs increased as a result of the roll out of new

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

services and higher pension expense. Development spending in the Interactive Personal Video division was $7 million and $15 million in the three and six month periods ended June 30, 2003, respectively, compared to $8 million and $13 million in the comparable prior year periods. The increase in Operating Income for the three and six months was primarily due to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation expense. As a result of the completion of the cable system upgrades in mid-2002 and an increase in the amount of capital spending on customer premise equipment in recent years, a larger proportion of the Cable segment’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Depreciation expense relating to these shorter lived assets, coupled with existing depreciation expense relating to the upgraded cable systems, has resulted in the increase in overall depreciation expense.

      Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Revenues:
Advertising	$2	$2	—	$4	$4	—
Content	2,715	2,337	16%	5,010	4,416	13%
Other	40	47	(15)%	107	102	5%

Total revenues	$2,757	$2,386	16%	$5,121	$4,522	13%

Operating Income before Depreciation and Amortization	$407	$328	24%	$658	$509	29%
Depreciation	(23)	(19)	21%	(43)	(38)	13%
Amortization	(54)	(47)	15%	(102)	(95)	7%

Operating Income	$330	$262	26%	$513	$376	36%

      For the three and six months ended June 30, 2003, the increase in total revenues was driven by a 16% and 13% increase in Content revenues, respectively. The Content revenue increase was primarily related to the worldwide box office success of The Matrix Reloaded, international overages on Lord of the Rings: The Two Towers, higher worldwide DVD revenues, intercompany revenues related to the extension of the original basic cable broadcasting rights of Seinfeld to the Turner entertainment networks and additional international television availabilities. These increases were offset in part by the absence of the Rosie O’Donnell Show and lower worldwide VHS revenues.

      Operating Income before Depreciation and Amortization and Operating Income increased for the three and six months ended June 30, 2003 due primarily to the higher revenues described above and improved margin contributions from the theatrical business, offset in part by fair value adjustments on certain future theatrical releases. In addition, Operating Income before Depreciation and Amortization and Operating Income includes a $43 million gain related to the sale of a consolidated theater chain in the UK.

      The increase in Operating Income for the three and six months ended June 30, 2003 is due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization offset in part by higher depreciation due to general fixed asset additions and higher amortization expense relating to the step up in valuation on the film library assets due to the TWE Restructuring, which closed on March 31, 2003.

      The Company anticipates the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income to slow in the second half of 2003 in comparison to that experienced in the first half of 2003. The first half of 2003 benefitted from year-over-year improvements in worldwide theatrical box office results as well as a nonrecurring gain on the sale of assets. The second half of 2003 will reflect year-over-year declines in television syndication as well as higher costs from episodic television production. The increase in episodic television production will benefit future years, if such programming proves to be commercially successful.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Revenues:
Subscription	$1,143	$1,077	6%	$2,262	$2,144	6%
Advertising	772	659	17%	1,338	1,181	13%
Content	195	170	15%	551	322	71%
Other	45	51	(12)%	96	96	—

Total revenues	$2,155	$1,957	10%	$4,247	$3,743	13%

Operating Income before Depreciation and Amortization	$359	$420	(15)%	$859	$851	1%
Depreciation	(47)	(42)	12%	(92)	(81)	14%
Amortization	(9)	(8)	13%	(12)	(11)	9%

Operating Income	$303	$370	(18)%	$755	$759	(1)%

      For the three and six months ended June 30, 2003 the increase in Subscription revenues was due to an increase in the number of subscribers and higher rates at both the Turner cable networks and at HBO.

      For the three and six months ended June 30, 2003, the increase in Advertising revenues was driven by higher delivery, sellouts and advertising rates at Turner’s entertainment networks, reflecting continued improvement in the cable television advertising market, and at The WB Network, from higher advertising rates, higher ratings and the impact of an expanded Sunday night schedule that began in September 2002.

      The increase in Content revenue for the three months ended June 30, 2003 was primarily related to higher ancillary sales of HBO programming. The increase for the six months ended June 30, 2003 was primarily due to HBO’s first quarter 2003 home video release of My Big Fat Greek Wedding and higher ancillary sales of HBO programming.

      Other revenues decreased for the three and six months ended June 30, 2003 primarily due to lower revenue at Turner’s sports teams and arena principally related to lower attendance at sporting events.

      Operating Income before Depreciation and Amortization for the three months ended June 30, 2003 decreased primarily as a result of a $178 million impairment charge at Turner related to the writedown of intangible assets of the winter sports teams which were originally recorded in the America Online — Time Warner merger. The impairment charge was taken in the second quarter of 2003 due to additional fair value information obtained through the Company’s negotiations with third parties related to the possible sale of the teams. The Company continues to negotiate for its sale of the winter sports teams, to the extent the Company agrees to a sale on less favorable terms, an additional loss would be recognized upon disposal. Excluding the impairment charge, Operating Income before Depreciation and Amortization improved due to the increase in total revenues described above as well as lower marketing expenses and lower 2003 bad debt provisions at Turner and HBO related to a cable operator. These improvements were partially offset by higher programming costs across the networks. For the six months ended June 30, 2003, the increase was related to the same factors noted above for the three month period offset in part by higher first quarter distribution costs driven by the increase in Content revenues at HBO and higher newsgathering costs at Turner. Operating Income decreased for the three months and was flat for the six months primarily related to the changes in Operating Income before Depreciation and Amortization noted above as well as an increase in depreciation expense related to additional fixed asset additions primarily at Turner.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Before the impairment charge and any gain or loss on asset disposals, the year-over-year rates of growth in both Operating Income before Depreciation and Amortization and Operating Income is expected to slow in the second half of 2003 as compared to the first half as the Networks segment faces more difficult prior year comparisons.

      Music. Revenues, Operating Income before Depreciation and Amortization, and Operating Income (Loss) of the Music segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Revenues:
Content	$793	$711	12%	$1,481	$1,474	—
Other	258	261	(1)%	484	445	9%

Total revenues	$1,051	972	8%	$1,965	$1,919	2%

Operating Income before Depreciation and Amortization	$105	$102	3%	$192	$193	(1)%
Depreciation	(38)	(28)	36%	(76)	(56)	36%
Amortization	(61)	(45)	36%	(124)	(88)	41%

Operating Income (Loss)	$6	$29	(79)%	$(8)	$49	NM

      For the three months ended June 30, 2003, the 12% increase in Content revenues was primarily related to increased domestic recorded music sales due to new releases in the current quarter from artists including Linkin Park, Madonna, Staind, Cher and Fleetwood Mac, strong carryover sales and a $41 million favorable impact of foreign currency exchange rates primarily related to the strengthening of the Euro relative to the U.S. dollar, partially offset by the industry-wide impact of piracy on worldwide music sales, which is expected to continue. For the six months ended June 30, 2003, Content revenues were up slightly due to a $91 million favorable impact of foreign currency exchange rates primarily related to the strengthening of the Euro relative to the U.S. dollar and the strong performance of new releases in the second quarter, substantially offset by declines in international sales due to the industry-wide impact of piracy on worldwide music sales. As of June 30, 2003, the Music segment had year-to-date domestic album market share of 18.9% as compared to year-to-date market share of 17.0% at December 31, 2002 and 17.6% as of June 30, 2002.

      For the three months ended June 30, 2003, Other revenues declined marginally primarily due to lower DVD selling prices which were partially offset by an $8 million favorable impact of foreign currency exchange rates and by higher DVD manufacturing volume. For the six months ended June 30, 2003, Other revenues increased primarily related to an increase in worldwide DVD manufacturing volume, and an $18 million favorable impact of foreign currency exchange rates, offset in part by lower DVD manufacturing prices.

      For the three months ended June 30, 2003, the 3% increase in Operating Income before Depreciation and Amortization was due to the increase in domestic recorded music revenue in the current quarter, improved margins on DVD manufacturing related to the decline of certain raw material prices, higher DVD volume and less manufacturing outsourcing. These increases were partially offset by increased marketing costs and lower results in its music publishing business and international recorded music operations, due in part to higher royalty advance write-offs, and a $6 million restructuring charge due primarily to the elimination of positions in Japan and at Warner Strategic Marketing. For the six months ended June 30, 2003, Operating Income before Depreciation and Amortization was essentially flat due to difficult conditions for recorded music in international territories, the aforementioned restructuring and royalty advance write-offs and lower publishing revenues related to the overall decline in the music industry. These amounts were partially offset by the improvements in DVD manufacturing as discussed above as well as a $12 million net benefit related to accrual reversals, including lower than expected employee compensation costs related to the restructuring of compensation plans.

      For the three and six months ended June 30, 2003, the change in Operating Income (Loss) is due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization as well as higher depreciation

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

and amortization expense. The increase in amortization expense is principally related to the reduction in the amortization period of recorded music catalog and music publishing copyrights from 20 to 15 years. The change in the amortization period resulted from the Company’s annual impairment review of goodwill and other intangible assets as of December 31, 2002, where it was determined that these assets’ useful life was shorter than originally anticipated. The change in the useful life decreased Operating Income by approximately $13 million and $25 million for the three and six month periods ended June 30, 2003, respectively, and net income by approximately $7 million and $15 million, respectively. This change did not impact earnings per share for the three and six months ending June 30, 2003.

      In July 2003, the Company announced a definitive agreement to sell Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses for $1.05 billion in cash to Cinram. This agreement includes the following businesses: WEA Manufacturing Inc., Warner Music Manufacturing Europe GmbH, Ivy Hill Corporation, Giant Merchandising and the physical distribution operations of Warner-Elektra-Atlantic Corporation (“WEA Corp.”). The sales and marketing operations of WEA Corp. will remain as part of Warner Music Group (“WMG”).

      In addition, the Company will enter into long-term agreements effective at the closing under which Cinram will provide manufacturing, printing, packaging and physical distribution for the Company’s DVDs and CDs in North America and Europe. Had the sale and other agreements described above occurred at the beginning of 2003, Operating Income before Depreciation and Amortization for the Company for the six months ended June 30, 2003 would have been reduced by approximately $130 million. Similarly, depreciation and amortization would have been reduced by approximately $30 million resulting in a reduction in Operating Income of approximately $100 million. This transaction is expected to close by the end of 2003, but is subject to the applicable regulatory reviews in the United States and other countries and other customary closing conditions. The music manufacturing business has been classified as held for sale and accordingly, we have stopped depreciating and amortizing the manufacturing assets effective July 2003.

      Given the uncertainty facing the music industry in general, the impact of any potential restructurings and asset disposals with the Music segment, and the timing of scheduled major releases for the balance of the year, management does not expect the current quarter’s growth in Operating Income before Depreciation and Amortization to continue over the remainder of the year.

      Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Revenues:
Subscription	$394	$395	—	$695	$643	8%
Advertising	651	637	2%	1,171	1,111	5%
Content	130	114	14%	243	236	3%
Other	246	250	(2)%	464	487	(5)%

Total revenues	$1,421	$1,396	2%	$2,573	$2,477	4%

Operating Income before Depreciation and Amortization	$230	$337	(32)%	$378	$482	(22)%
Depreciation	(25)	(23)	9%	(52)	(46)	13%
Amortization	(41)	(32)	28%	(81)	(61)	33%

Operating Income	$164	$282	(42)%	$245	$375	(35)%

      For the three months ended June 30, 2003, Subscription revenues were essentially flat. For the six months ended June 30, 2003, the 8% increase in Subscription revenues was due to a $35 million reduction in subscription agents’ commissions, which are netted against revenue.

      For the three months ended June 30, 2003, the 2% increase in Advertising revenues reflects gains at several publications including Real Simple, Golf, Southern Living, Parenting and Cooking Light, which is partially offset by declines at the news and business publications. For the six months ended June 30, 2003, the 5% increase in Advertising revenues reflects easier comparisons to the first quarter of 2002 resulting from the aftermath of the events of September 11th and improvements in the advertising market during the early part of this year.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      For the three months ended June 30, 2003, the 14% increase in Content revenues resulted primarily from the timing of new releases, including the hardcover release of James Patterson’s The Lake House and Nicholas Sparks’ The Guardian, as well as the mass market releases of James Patterson’s The Beach House and Nelson Demille’s Up Country. For the six months ended June 30, 2003, the increase in Content revenues was primarily due to the items noted above, which were partially offset by the difficult comparisons in the first quarter to the 2002 period.

      For the three and six months ended June 30, 2003, the decline in Other revenues was primarily related to significantly lower results at Time Life, partially offset by gains at Southern Living at Home.

      For the three months ended June 30, 2003, the decrease in Operating Income before Depreciation and Amortization includes a $99 million impairment charge related to the goodwill and intangible assets of the AOL Time Warner Book Group which were originally recorded at the time of the America Online-Time Warner merger. The impairment charge was taken in the second quarter of 2003 due to additional fair value information obtained through the Company’s negotiations with third parties related to the potential sale of the unit. It also reflects a $17 million decline at Time Life, which includes a $6 million restructuring charge and also relates to an increase in pension-related expenses of approximately $8 million that is expected to continue throughout the year. The prior year also included the benefit of the final settlement of certain liabilities related to the closure of American Family Enterprises, offset in part by additional reserves established on receivables from newsstand distributors. These items were partially offset by higher revenues as discussed above and the benefit of a $12 million accrual reversal for the health and welfare plans and the reversal of a $12 million reserve that is no longer required for an outstanding legal matter. For the six months ended June 30, 2003, the decrease in Operating Income before Depreciation and Amortization reflects the impairment charge noted above, a $34 million decline at Time Life, an increase in pension-related expenses of approximately $18 million and $18 million in restructuring charges. These items were partially offset by an increase in revenue and the reduction in healthcare accruals and the reversal of a legal reserve discussed above. As a result of the recent decline in operating performance at Time Life, management has begun to implement a restructuring of the operations which is expected to continue over the next two years and result in restructuring costs ranging from $20 million to $40 million. As discussed above, the Company incurred $6 million of such costs in the second quarter of 2003.

      The decrease in Operating Income was primarily due to lower Operating Income before Depreciation and Amortization as discussed above and higher amortization expense related to the Synapse acquisition for which the purchase price accounting was finalized during the fourth quarter of 2002.

FINANCIAL CONDITION AND LIQUIDITY

June 30, 2003

Current Financial Condition

      At June 30, 2003, AOL Time Warner had $26.3 billion of debt, $2.1 billion of cash and equivalents (net debt of $24.2 billion, defined as total debt less cash and cash equivalents) and $56.0 billion of shareholders’ equity, including $1.5 billion of mandatorily convertible preferred stock, compared to $27.5 billion of debt, $1.7 billion of cash and cash equivalents (net debt of $25.8 billion), and $52.8 billion of shareholders’ equity at December 31, 2002. Pursuant to the adoption of SFAS 150, effective in the third quarter of 2003, the Company will reclassify the $1.5 billion of mandatorily convertible preferred stock from shareholders’ equity to liabilities (Note 1).

      In July 2003, the Company agreed to sell its CD and DVD manufacturing and distribution business for approximately $1.05 billion in cash. This transaction is expected to close by the end of 2003, subject to the appropriate regulatory reviews in the United States and other countries and other customary closing conditions. Also in July 2003, upon the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), the Company will record approximately $800 million of additional long-term debt and minority interest, related to the Company’s new headquarters and other real estate and equipment. The gain or loss, which is not expected to be material, will be recognized as a cumulative effect of accounting change in the third quarter of 2003 (Note 1).

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

      In January 2003, the Company announced its intention to reduce its overall level of indebtedness. Specifically, it is the Company’s intention to reduce net debt to within a range of 2.25 to 2.75 times the annual Operating Income before Depreciation and Amortization excluding the impairment of intangible assets and goodwill and gains and losses on asset disposal, by the end of 2003. In addition, the Company announced that it intends to reduce total net debt (defined as total debt less cash and cash equivalents) to approximately $20 billion by the end of 2004. The Company anticipates that the reduction in net debt will be achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-core assets. The following table shows the change in net debt from December 31, 2002 to June 30, 2003 (in millions):

Net debt at December 31, 2002	$25,779
Debt assumed in the TWE Restructuring	2,100
Debt incurred to repurchase preferred securities of a subsidiary	813
Free Cash Flow	(2,465)
Proceeds related to sale of Comedy Central	(1,225)
Proceeds related to sale of Hughes	(783)
All other	24

Net debt at June 30, 2003(a)	$24,243

(a)	Included in the net debt balance is approximately $380 million representing the net fair value adjustment recognized as a result of the America Online-Time Warner merger.

Cash Flows

      Cash and cash equivalents increased to $2.074 billion as of June 30, 2003 from $1.730 billion as of December 31, 2002. See below for a discussion of the change.

Operating Activities

      Cash provided by operations decreased to $3.795 billion for the first six months of 2003, compared to $3.928 billion in 2002. The decline in cash flow from operations is primarily related to higher interest and tax payments and the impact in 2002 of cash provided by the discontinued operations, offset in part by an increase in Operating Income before Depreciation and Amortization, cash generated by working capital and a $359 million net litigation settlement. The changes in working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items.

      Sources of cash provided by operations are as follows:

	Six Months Ended June 30,

	2003	2002

	(millions)
Operating Income before Depreciation and Amortization	$4,150	$4,006
Net interest payments	(857)	(663)
Net income taxes paid	(297)	(110)
Adjustments relating to discontinued operations	—	322
Net cash received from litigation settlements	359	—
All other, including working capital changes	440	373

Cash provided (used) by operations	$3,795	$3,928

Investing Activities

      Cash provided by investing activities was $637 million for the first six months of 2003, compared to cash used by investing activities of $7.134 billion in 2002. The increase in cash provided by investing activities is primarily

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

due to the lower level of cash used for investments and acquisitions than in 2002 where the Company spent $5.3 billion in connection with the acquisition of 80% of Bertelsmann’s interest in AOL Europe. In addition, 2003 had higher investment proceeds from available-for-sale securities, primarily related to cash proceeds of $783 million from the sale of the Company’s investment in Hughes during the first quarter and other investment proceeds of $1.225 billion related to the sale of Comedy Central. Capital expenditures and product development costs have declined primarily related to the absence in 2003 of the TWE-A/N discontinued operations, which had capital expenditures of $169 million in 2002.

      Sources of cash provided (used) by investing activities are as follows:

	Six Months Ended June 30,

	2003	2002

	(millions)
Investments and acquisitions, net of cash acquired	$(388)	$(5,832)
Capital expenditures and product development costs	(1,263)	(1,523)
Investment proceeds related to Hughes	783	—
Investment proceeds related to Comedy Central	1,225	—
All other investment proceeds	280	221

Cash provided (used) by investing activities	$637	$(7,134)

Financing Activities

      Cash used by financing activities was $4.088 billion for the first six months of 2003 compared to cash provided by financing activities of $4.226 billion in 2002. The decrease in cash provided by financing activities is principally due to incremental borrowings in 2002 that were used to finance the acquisition of 80% of Bertelsmann’s interest in AOL Europe offset by incremental debt repayments in 2003 pursuant to the Company’s debt reduction plan.

      Sources of cash provided (used) by financing activities are as follows:

	Six Months Ended June 30,

	2003	2002

	(millions)
Borrowings	$1,843	$13,406
Debt repayments	(5,216)	(8,980)
Redemption of mandatorily redeemable preferred securities of a subsidiary	(813)	(255)
Current period repurchases of common stock	—	(102)
Dividends paid and partnership distributions	—	(47)
Principal payments on capital leases	(67)	(17)
Other financing activities	165	221

Cash provided by financing activities	$(4,088)	$4,226

Free Cash Flow

      AOL Time Warner evaluates operating performance based on several measures, including Free Cash Flow, which is defined as cash provided by continuing operations less capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. Free Cash Flow in 2003 was $2.465 billion, compared to $2.341 billion in 2002. The following table provides a reconciliation of the Company’s cash provided by operations and free cash flow.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

	Six Months Ended June 30,

	2003	2002

	(millions)
Cash provided by operations	$3,795	$3,928
Capital expenditures and product development costs	(1,263)	(1,523)
Dividends paid and partnership distributions	—	(47)
Principal payments on capital leases	(67)	(17)

Free Cash Flow before discontinued operations	2,465	2,341
Less: Free Cash Flow from discontinued operations	—	(107)

Free Cash Flow	$2,465	$2,234

      The increase in Free Cash Flow was primarily the result of lower capital expenditures and product development costs offset, in part, by lower cash provided by operations. In addition, the prior year period was also impacted by discontinued operations, which positively impacted free cash flow by $107 million.

      Free Cash Flow in 2003 was impacted by a $391 million payment associated with the satisfaction of certain pre-merger legal liabilities, which were fully accrued for as of December 31, 2002, and by $750 million received in connection with the Microsoft Settlement.

Credit Agreements

      As part of the closing of the TWE Restructuring, AOL Time Warner, together with certain of its consolidated subsidiaries, amended its aggregate $10 billion unsecured long-term revolving bank credit agreements (the “Credit Agreements”). Except as modified below, the Credit Agreements now consist of a $6 billion five-year revolving credit facility, a $2.5 billion 364-day revolving credit facility, and a $1.5 billion 364-day revolving credit facility. The borrowers under the $6 billion and $2.5 billion facilities (the “AOLTW Facilities”) are AOL Time Warner and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Time Warner, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Companies, Inc. (“TW Companies”). The obligations of AOL Time Warner Finance Ireland are guaranteed by AOL Time Warner. The borrower under the $1.5 billion facility is TWE (and TWC Inc. following any initial public offering of its stock or registered public debt) (the “TWE Facility”). On July 7, 2003 AOL Time Warner renewed its $2.5 billion 364-day revolving credit facility and reduced its size to $2.0 billion. Borrowings under this facility may be extended for a period up to one year beyond the initial maturity of July 6, 2004. The maturity of the TWE Facility is January 7, 2004 with an optional extension period of one year beyond such maturity date.

      Borrowings bear interest at rates generally based on the credit rating of the respective borrowers, which rate is currently equal to LIBOR plus 0.525% in the case of the $2.0 billion and $1.5 billion 364-day facilities, and 0.500% in the case of the $6.0 billion five-year facility. In addition, the Company is required to pay a facility fee of 0.10% per annum on the aggregate commitments under its 364-day facility and 0.125% per annum on the aggregate commitments under the 5-year facility, and an additional usage fee of .0625% if the aggregate outstanding loans under the Credit Agreements exceed 33% of the aggregate committed amounts thereunder and 0.125% if such outstanding amounts exceed 66%. TWE is required to pay a facility fee of 0.10% per annum on the aggregate commitments under the TWE Facility and an additional usage fee of .0625% on outstanding principal amounts, which fee increases to 0.125% if the outstanding amounts exceed 66% of the total committed amounts under the TWE Facility. The AOLTW Facilities and the TWE Facility provide same-day funding and multi-currency capability. The AOLTW Facilities contain a maximum leverage ratio covenant (net of cash balances in excess of $200 million) of 4.5 times consolidated EBITDA, as defined in the agreements, for AOL Time Warner, and an interest coverage covenant of 2.0 times consolidated cash interest expense for AOL Time Warner, and the TWE Facility contains a maximum leverage ratio covenant (net of cash balances in excess of $25 million) of 5.0 times consolidated EBITDA, as defined in the agreements, for TWE, and an interest coverage covenant of 2.0 times

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

consolidated cash interest expense for TWE. The Credit Agreements do not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in the Company’s or TWE’s financial condition or results of operations. Borrowings may be used for general corporate purposes and unused credit is available to support commercial paper borrowings.

      As previously noted, there was $2.1 billion of pre-existing debt of a Comcast subsidiary which was assumed by TWC Inc. at the time of the TWE Restructuring. The form of this debt is a one-year term loan with an optional extension for an additional year. The loan is guaranteed by TWE and is prepayable. The term loan contains a maximum leverage ratio covenant (including amounts owing to preferred equity interests and net of cash balances in excess of $25 million) of 3.5 times consolidated EBITDA, as defined in the agreement, for TWC Inc., and an interest coverage covenant of 2.0 times consolidated cash interest expense for TWC Inc. A total of $400 million of quarterly amortization commences on December 31, 2003 prior to final repayment of the remaining $1.7 billion on March 31, 2005, assuming the optional extension is exercised. Borrowings bear interest at specific rates, based on the credit rating for TWC Inc. or TWE, which is currently equal to LIBOR plus 0.875%.

Capital Expenditures and Product Development Costs

      AOL Time Warner’s total capital expenditures and product development costs were $1.263 billion for the first six months of 2003 compared to $1.523 billion in 2002. Capital expenditures and product development costs from continuing operations were $1.354 billion in the comparable period in 2002. Capital expenditures and product development costs from continuing operations principally relate to the Company’s Cable segment, which had capital expenditures from continuing operations of $773 million in 2003 and $815 million in the comparable period of 2002. The Cable segment, over the past several years, has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services. The Company has completed such upgrades and therefore anticipates a decrease in capital expenditures at the Cable segment during the full year 2003 as compared to the full year 2002. Also contributing to capital expenditures and product development costs are product development costs incurred by the AOL segment, which amounted to $115 million in 2003 and $120 million in 2002. The decrease in product development costs incurred by the AOL segment in 2003, compared to 2002, related primarily to a decrease in spending related to non-core projects. In addition, capital expenditures for the remainder of 2003 for the Company are expected to be impacted by costs associated with the completion of the Company’s new corporate headquarters.

      The Cable segment’s capital expenditures from continuing operations are comprised of the following categories:

	Six Months Ended June 30,

	2003	2002

Cable Segment Capital Expenditures	(millions)
Customer premise equipment	$371	$423
Scalable infrastructure	66	86
Line extensions	89	84
Upgrade/rebuild	98	88
Support capital	149	134

Total capital expenditures	$773	$815

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

      Included in the AOL segment’s product development costs are costs incurred for the production of technologically feasible computer software that generates additional functionality to its existing software products. Capitalized costs typically include direct labor and related overhead for software produced by AOL as well as the cost of software purchased from third parties. Costs incurred on a product prior to the determination that the product is technologically feasible, as well as maintenance costs of established products, are expensed as incurred. All costs incurred in the software development process, which are experimental in nature, are classified as research and development and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. The total net book value related to capitalized software costs was approximately $305 million as of June 30, 2003.

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of AOL Time Warner’s Filmed Entertainment companies was approximately $3.4 billion at June 30, 2003 and approximately $3.3 billion at December 31, 2002, including amounts relating to the licensing of film product to AOL Time Warner’s Networks segment of approximately $700 million at June 30, 2003 and $850 million at December 31, 2002.

Cable Joint Ventures

      The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of June 30, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of June 30, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests. The Company does not have current plans to initiate the buy-sell procedure in either joint venture. If a buy-sell procedure were initiated by Comcast with respect to either joint venture, TWE would have a choice either to buy Comcast’s interests in the joint venture or to sell its interests in the joint venture to Comcast. However, in such an event, the Company would be under no obligation to purchase Comcast’s interests. Additionally, in 2005, under the terms of both joint venture agreements, either partner may trigger the dissolution of the joint ventures resulting in the distribution of the net assets of the joint ventures to the partners. Any actions to be taken by the Company under the buy-sell or dissolution procedures will be evaluated in the context of the Company’s strategy for its Cable operations and its overall capital structure and debt reduction initiatives.

RISK FACTORS AND CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Risk Factors

      If the events discussed in these risk factors occur, the Company’s business, financial condition, results of operations or cash flows could be materially adversely affected. In such case, the market price of the Company’s common stock could decline.

      The Company’s America Online business may be adversely affected by competitive market conditions and may not be able to execute its business strategy. In December 2002, the Company’s America Online business

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

announced its strategy to revitalize the business and respond to the changing competitive environment. The strategic plan focuses on improving the products and services it offers consumers, and includes the following primary components:

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

      America Online has begun implementation of the strategy but remains relatively early in that process. Each of these initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties and success in anticipating and keeping up with technological developments and consumer preferences. The results of the strategy and implementation will not be known until some time in the future. If America Online is unable to implement the strategy successfully or properly react to changes in market conditions, AOL Time Warner’s financial condition, results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses, and some of the new strategy components, if successful, may result in lower profit margins (for example, broadband members generally generate lower profit margins than narrowband members).

      Each year a significant portion of AOL subscribers cancel or are terminated. In the past, AOL has been able to attract sufficient new members to more than offset cancellations and terminations. More recently, America Online has not registered new subscribers in numbers sufficient to replace those subscribers who cancel or are terminated and may experience increased volatility in its subscriber base as well as further declines in the number of subscribers. America Online recently has experienced declines in the number of U.S. subscribers, to approximately 25.3 million at June 30, 2003 and 26.5 million at December 31, 2002, and anticipates that it will experience further declines due to the maturing narrowband services subscriber universe, subscribers adopting broadband service, a reduction in direct marketing response rates, an increase in subscriber terminations and cancellations, and the Company’s previously stated increased focus on improving the profitability of its narrowband membership base. In addition, due to the large overall size of the subscriber base becomes larger, the difficulty in maintaining and growing the subscriber base increases because the number of new subscribers required to offset those subscribers who terminate or are cancelled also becomes larger. America Online faces increased competition from other providers of Internet services, including both online services such as Microsoft MSN and AT&T Worldnet and providers of broadband access such as cable and telephone companies who have greater access to and control of the methods used to provide Internet services to users.

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Ongoing investigations by the Securities and Exchange Commission and the Department of Justice and pending shareholder litigation could affect AOL Time Warner’s operations. The SEC and the DOJ are investigating the Company’s financial reporting and disclosure practices. As of August 11, 2003, there were approximately forty putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties pending against AOL Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that AOL Time Warner made material misrepresentations and/or omissions of material facts in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. There are also actions filed by individual shareholders pending in federal and state courts. The Company is unable to predict the outcome of the SEC and DOJ investigations and the pending shareholder litigation. The Company is incurring expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against the Company, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See “Overview – Business Developments – Update on SEC and DOJ Investigations.”

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

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Caution Regarding Forward-Looking Statements

      The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Operating Income before Depreciation and Amortization and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

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

      For AOL Time Warner’s AOL businesses:

•	the ability to successfully implement a new strategy;
•	the ability to develop new products and services to remain competitive;
•	the ability to develop, adopt or have access to new technologies;
•	the ability to successfully implement its broadband and multiband strategy;
•	the ability to have access to distribution channels controlled by third parties;
•	the ability to manage its subscriber base profitably;
•	the ability to provide adequate server, network and system capacity;
•	the risk of unanticipated increased costs for network services, including increased costs and business disruption resulting from the financial difficulties being experienced by a number of AOL’s network service providers, such as WorldCom;
•	increased competition from providers of Internet services, including providers of broadband access;
•	the ability to attract more traditional advertisers to the online advertising medium;
•	the ability to maintain or renew existing advertising or marketing commitments, including the ability to renew or replace large multi-period advertising arrangements with similar commitments or with shorter term advertising sales;
•	the risk that online advertising industry will not improve at all or at a rate comparable to improvements in the general advertising industry;
•	the ability to maintain or enter into new electronic commerce, marketing or content arrangements;
•	the risks from changes in U.S. and international regulatory environments affecting interactive services; and
•	the ability to reduce losses at its international businesses and bring them to profitability.

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

For AOL Time Warner’s cable business:

•	more aggressive than expected competition from new technologies and other distributors of video programming and high-speed data services such as satellite, terrestrial wireless and DSL;
•	greater than expected increases in programming or other costs, including costs of its new products and services, or difficulty in passing such costs to subscribers;
•	increases in government regulation of video programming rates or other terms of service, such as “digital must-carry,” “forced access” or common carrier requirements;
•	government regulation of other services, such as high-speed data and voice services;
•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services or video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;
•	fluctuations in spending levels by advertisers and consumers;
•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately; and
•	unanticipated funding obligations relating to the cable joint ventures.

For AOL Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;
•	general increases in production costs;
•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;
•	continued popularity of merchandising;
•	the uncertain impact of technological developments that may facilitate piracy of its copyrighted works;
•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;
•	the ability to develop a successful business model for delivery of feature films in a digital online environment;
•	risks associated with foreign currency exchange rates;
•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;
•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and
•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

For AOL Time Warner’s network businesses:

•	greater than expected news gathering, programming or production costs;
•	public or cable operator resistance to price increases and the negative impact on premium programmers of increases in basic cable rates;
•	increased regulation of distribution agreements;
•	the sensitivity of network advertising to economic cyclicality and to new media technologies;
•	the negative impact of consolidation among cable and satellite distributors;
•	piracy of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the impact of personal video recorder “ad-stripping” functions on advertising sales and network branding;
•	the development of new technologies that alter the role of programming networks and services; and
•	greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

For AOL Time Warner’s music business:

•	the ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists;
•	the ability to continue to enforce its intellectual property rights in digital environments; piracy of music by means of Internet peer-to-peer file sharing and organized and home CD-R activity;
•	the ability to develop a successful business model applicable to a digital online environment;
•	the ability to maintain retail product pricing in a competitive environment;
•	the potential loss of catalog if it is determined that recording artists have a right to recapture sound recordings under the United States Copyright Act;
•	the potential repeal of Subsection (b) of California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;
•	the risk that there will be other federal and state statutes enacted which are similar to California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;
•	risks from disruptions in the retail environment from bankruptcies, store closings and liquidity problems of record retailers;
•	risks associated with foreign currency exchange rates; and
•	the overall strength of global music sales.

For AOL Time Warner’s print media and publishing businesses:

•	declines in spending levels by advertisers and consumers;
•	the ability in a challenging environment to continue to develop new sources of circulation;
•	unanticipated increases in paper, postal and distribution costs;
•	increased costs and business disruption resulting from instability in the newsstand distribution channel; and
•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

      For AOL Time Warner generally, the overall financial strategy, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, the impact of hostilities in Iraq, increased expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against AOL Time Warner, as well as the risk of costs associated with judgments in or settlements of such matters, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at its segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

Item 4.  Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the

AOL TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. There have not been changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

AOL TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS	(millions, except per share amounts)

Current assets
Cash and equivalents	$2,074	$1,730
Receivables, less allowances of $2.283 and $2.379 billion	4,578	5,667
Inventories	1,964	1,896
Prepaid expenses and other current assets	1,996	1,862

Total current assets	10,612	11,155

Noncurrent inventories and film costs	3,173	3,351
Investments, including available-for-sale securities	4,083	5,138
Property, plant and equipment	12,114	12,150
Intangible assets subject to amortization	7,123	7,061
Intangible assets not subject to amortization	40,146	37,145
Goodwill	39,101	36,986
Other assets	2,304	2,464

Total assets	$118,656	$115,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,902	$2,459
Participations payable	1,777	1,689
Royalties and programming costs payable	1,560	1,495
Deferred revenue	1,196	1,209
Debt due within one year	419	155
Other current liabilities	5,838	6,388

Total current liabilities	12,692	13,395

Long-term debt	25,898	27,354
Deferred income taxes	12,868	10,823
Deferred revenue	988	990
Other liabilities	4,888	5,023
Minority interests	5,323	5,048

Shareholders’ equity
Convertible Preferred Stock, $0.10 par value, 1 share authorized, issued, and outstanding, $0.10 liquidation preference	1,500	—
Series LMCN-V Common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
AOL Time Warner Common Stock, $0.01 par value, 4.338 and 4.305 billion shares outstanding	43	43
Paid-in capital	155,388	155,134
Accumulated other comprehensive loss, net	(460)	(428)
Retained earnings (loss)	(100,474)	(101,934)

Total shareholders’ equity	55,999	52,817

Total liabilities and shareholders’ equity	$118,656	$115,450

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions, except per share amounts)
Revenues:
Subscriptions	$5,118	$4,747	$10,053	$9,214
Advertising	1,678	1,679	3,016	3,087
Content	3,556	3,194	6,809	6,125
Other	466	583	938	1,184

Total revenues(a)	10,818	10,203	20,816	19,610
Costs of revenues(a)	(6,265)	(5,965)	(12,269)	(11,628)
Selling, general and administrative(a)	(2,811)	(2,543)	(5,435)	(4,959)
Merger and restructuring costs	(12)	—	(36)	(107)
Amortization of intangible assets	(211)	(175)	(406)	(339)
Impairment of goodwill and intangible assets	(277)	—	(277)
Gain on disposal of assets	43	—	43	—

Operating Income	1,285	1,520	2,436	2,577
Interest expense, net(a)	(473)	(441)	(941)	(817)
Other income (expense), net(a)	1,103	(331)	1,169	(986)
Minority interest expense	(60)	(53)	(116)	(84)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	1,855	695	2,548	690
Income tax provision	(791)	(301)	(1,088)	(304)

Income (loss) before discontinued operations and cumulative effect of accounting change	1,064	394	1,460	386
Discontinued operations, net of tax	—	2	—	1

Income (loss) before cumulative effect of accounting change	1,064	396	1,460	387
Cumulative effect of accounting change	—	—	—	(54,235)

Net income (loss)	$1,064	$396	$1,460	$(53,848)

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.24	$0.09	$0.33	$0.09
Discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	(12.21)

Basic net income (loss) per common share	$0.24	$0.09	$0.33	$(12.12)

Average basic common shares	4,500.5	4,454.1	4,491.8	4,441.7

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.23	$0.09	$0.32	$0.09
Discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	(12.21)

Diluted net income (loss) per common share	$0.23	$0.09	$0.32	$(12.12)

Average diluted common shares	4,648.9	4,528.2	4,586.8	4,531.2

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$42	$270	$364	$508
Cost of revenues	(40)	(37)	(85)	(64)
Selling, general and administrative	9	7	16	12
Interest expense, net	5	—	9	3
Other income (expense), net	—	1	—	(5)

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2003	2002

	(millions)
OPERATIONS
Net income (loss)	$1,460	$(53,848)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	—	54,235
Depreciation and amortization	1,714	1,429
Amortization of film costs	1,346	1,067
Impairment of goodwill and other intangible assets	277	—
Loss on writedown of investments	186	952
Gain on sale of investments	(694)	(94)
Equity in losses of investee companies after distributions	69	141
Changes in operating assets and liabilities, net of acquisitions	(563)	(276)
Adjustments relating to discontinued operations	—	322

Cash provided by operations	3,795	3,928

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	(4)
Other investments and acquisitions, net of cash acquired	(386)	(5,828)
Capital expenditures and product development costs from continuing operations	(1,263)	(1,354)
Capital expenditures from discontinued operations	—	(169)
Investment proceeds from available-for-sale securities	911	70
Other investment proceeds	1,377	151

Cash provided (used) by investing activities	637	(7,134)

FINANCING ACTIVITIES
Borrowings	1,843	13,406
Debt repayments	(5,216)	(8,980)
Redemption of redeemable preferred securities of subsidiary	(813)	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	191	215
Current period repurchases of common stock	—	(102)
Dividends paid and partnership distributions for discontinued operations, net	—	(47)
Principal payments on capital leases	(67)	(17)
Other	(26)	6

Cash (used) provided by financing activities	(4,088)	4,226

INCREASE IN CASH AND EQUIVALENTS	344	1,020
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,730	719

CASH AND EQUIVALENTS AT END OF PERIOD	$2,074	$1,739

See accompanying notes.

AOL TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited)

	2003	2002

	(millions)
BALANCE AT BEGINNING OF PERIOD	$52,817	$152,027
Net income (loss)	1,460	(53,848)
Other comprehensive loss(a)	(32)	(388)

Comprehensive income (loss)	1,428	(54,236)

Convertible preferred stock issued in connection with the TWE restructuring	1,500	—
Repurchases of AOL Time Warner common stock	—	(102)
Dilution of interest in Time Warner Entertainment Company, L.P. (net of $276 million income tax impact)	—	(414)
Other, principally shares issued pursuant to stock option and benefit plans, including $36 million and $121 million, net of tax benefit, respectively	254	395

BALANCE AT END OF PERIOD	$55,999	$97,670

(a)	2003 includes a $10 million pretax reduction (income tax impact of $4 million) related to the write-down of certain investments, accounted for under FAS 115, from a decline in market value determined to be other-than-temporary. 2002 includes a $141 million pretax reduction (income tax impact of $56 million), related to the write-down of certain investments, accounted for under FAS 115, from a decline in market value determined to be other-than-temporary.

See accompanying notes.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS, BUSINESS DEVELOPMENTS AND BASIS OF PRESENTATION

Description of Business

      AOL Time Warner Inc. (“AOL Time Warner” or the “Company”) is the world’s leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks, music and publishing. AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

      Each of the business interests within AOL Time Warner – AOL, Cable, Filmed Entertainment, Networks, Music and Publishing – is important to management’s objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the leading worldwide Internet service AOL, leading Web properties, such as Mapquest, instant messaging services, such as ICQ and AOL Instant Messenger, and AOL music properties, such as the AOL Music Channel, (2) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (3) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (4) leading television networks, such as The WB Network, HBO, Cinemax, CNN, TNT, TBS Superstation and Cartoon Network, (5) copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International and (6) magazine franchises, such as Time, People and Sports Illustrated.

Sale of Music Manufacturing

      In July 2003, the Company announced a definitive agreement to sell Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses for $1.05 billion in cash to Cinram International Inc. (“Cinram”). This agreement includes the following businesses: WEA Manufacturing Inc., Warner Music Manufacturing Europe GmbH, Ivy Hill Corporation, Giant Merchandising and the physical distribution operations of Warner-Elektra-Atlantic Corporation (“WEA Corp.”). The sales and marketing operations of WEA Corp. will remain as part of Warner Music Group (“WMG”).

      In addition, the Company will enter into long-term agreements effective at the closing under which Cinram will provide manufacturing, printing, packaging and physical distribution for the Company’s DVDs and CDs in North America and Europe. Had the sale and other agreements described above occurred at the beginning of 2003, Operating Income before Depreciation and Amortization for the Company for the six months ended June 30, 2003, would have been reduced by approximately $130 million. Similarly, depreciation and amortization would have been reduced by approximately $30 million resulting in a reduction in Operating Income of approximately $100 million. This transaction is expected to close by the end of 2003, but is subject to the applicable regulatory reviews in the United States and other countries and other customary closing conditions. The music manufacturing business has been classified as held for sale and accordingly, we have stopped depreciating and amortizing the manufacturing assets effective July 2003.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      The carrying amount of major classes of assets and liabilities are approximately as follows:

	June 30, 2003	December 31, 2002

	(in millions)
Net receivables	$75	$194
Inventory	63	61
Other current assets	21	12
Property, plant and equipment, net	373	374
Other assets	4	—

Total assets	$536	$641

Current liabilities	$176	$225
Non-current liabilities	9	10

Total liabilities	$185	$235

Update on SEC and DOJ Investigations

      The SEC and the DOJ continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations are focused on transactions principally involving the Company’s America Online unit that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers.

      In the 2002 Form 10-K, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. should be adjusted. For a description of those transactions, see Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 17 to the financial statements in the Company’s 2002 Form 10-K and Note 10 to the Notes to Financial Statements in Part I of this report. At that time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why both the Company and its auditors continued to believe that these transactions had been accounted for correctly.

      The staff of the SEC has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. Recently, the Office of the Chief Accountant of the SEC informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann, A.G. to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and therefore should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the Division of Enforcement of the SEC continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of the advertising provided thereunder.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant of the SEC that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of Time Warner Cable Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the Company’s America Online unit, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. The Company intends to continue its efforts to cooperate with both the SEC and the Department of Justice investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Microsoft Settlement

      On January 22, 2002, Netscape Communications Corporation (“Netscape”) sued Microsoft Corporation (“Microsoft”) in the U. S. District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations.

      On May 29, 2003, Microsoft and AOL Time Warner announced an agreement to settle the pending litigation between Microsoft and Netscape and to collaborate on long-term digital media initiatives that will accelerate the adoption of digital content (the “Microsoft Settlement”). As part of the settlement, Microsoft agreed to pay $750 million to AOL Time Warner and AOL Time Warner agreed to release Microsoft from the Netscape action and related antitrust claims. In addition, Microsoft agreed to a variety of steps designed to ensure that Microsoft and AOL products work better with each other, including giving AOL the same access to early builds of the Microsoft Windows operating system as Microsoft affords to other third parties as well as providing AOL with seven years of dedicated support by Microsoft engineers who have access to Windows source code, to help AOL with compatibility and other engineering efforts. The digital media initiative also established a long-term, nonexclusive license agreement allowing AOL Time Warner the right but not obligation to use Microsoft’s entire Windows Media 9 Series digital media platform, as well as successor Microsoft digital rights management software. Microsoft also agreed to provide AOL with a new distribution channel for its software to certain PC users worldwide. Finally, as part of this settlement, Microsoft agreed to release AOL Time Warner from the obligation to reimburse Microsoft’s attorneys fees in connection with an arbitration ruling under a 1996 distribution agreement.

      In determining the gain recognized in connection with the Microsoft Settlement, the Company evaluated the fair value of all elements received in addition to the cash payment of $750 million. The Company has preliminarily estimated the value of the noncash elements received in connection with the Microsoft Settlement aggregated approximately $10 million. Accordingly, the total gain recognized by AOL Time Warner as a result of the Microsoft Settlement is approximately $760 million, which is included in “Other income (expense), net,” in the Company’s consolidated statement of operations for the three and six months ended June 30, 2003 (Note 10).

Basis of Presentation

Discontinued Operations

      During 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”) resulting in Advance/Newhouse assuming responsibility for the day-to-day operations of and an economic interest in certain TWE-A/N cable systems. As a result, AOL Time Warner deconsolidated the financial position and operating results of these systems, and has reflected the 2002 operating results as discontinued operations. Revenues and net income from the discontinued operations totaled $363 million and $2 million for the three months ended June 30, 2002 and $715 million and $1 million for the six months ended June 30, 2002, respectively.

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

      Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, AOL Time Warner’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions, except per share amounts)
Net income (loss), as reported	$1,064	$396	$1,460	$(53,848)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(155)	(281)	(338)	(585)

Pro forma net income (loss)	$909	$115	$1,122	$(54,433)

Basic net income (loss) per share:
As reported	$0.24	$0.09	$0.33	$(12.12)

Pro forma	$0.20	$0.03	$0.25	$(12.25)

Diluted net income (loss) per share:
As reported	$0.23	$0.09	$0.32	$(12.12)

Pro forma	$0.20	$0.03	$0.24	$(12.25)

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

      In June 2003, the Company recorded impairment losses of $277 million to reduce the carrying value of goodwill and certain intangible assets at the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and Atlanta Hawks, an NBA team), and certain intangible assets of the AOL Time Warner Book Group, which were recorded at the time of the America Online-Time Warner merger. The impairment charges were taken in the second quarter due to additional fair value information obtained through the Company’s negotiations with third parties related to the possible sale of the businesses.

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The Company has identified variable interest entities created prior to February 1, 2003, which the Company will consolidate upon the effectiveness of FIN 46 in July 2003. This will result in the recognition of additional long-term debt and minority interest of approximately $800 million. The gain or loss, which is not expected to be material, will be recognized as a cumulative effect of accounting change in the third quarter of 2003.

Exit and Disposal Activities

      In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of the provisions of FAS 146 did not have a material impact on the Company’s consolidated financial statements during the first six months of 2003.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Consideration Received from a Vendor by a Customer

      In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 will apply to all agreements entered into or modified after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Company’s consolidated financial statements during the first six months of 2003.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 did not have a material impact on the Company’s consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Company has modified its disclosures as required.

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

      This statement is effective for contracts entered into or modified after June 30, 2003. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial statements.

Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) because that financial instrument embodies an

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

obligation of the issuer. The remaining provisions of FAS 150 revise the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. FAS 150 will be effective for AOL Time Warner in the third quarter of 2003. The adoption of the provisions of FAS 150 will require the Company to reclassify $1.5 billion of mandatorily convertible preferred stock issued to Comcast from shareholders’ equity to liabilities.

Reclassifications

      Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2003 presentation.

2.	MERGER AND RESTRUCTURING COSTS

Merger Costs

      In accordance with accounting principles generally accepted in the United States, AOL Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the merger of America Online and Time Warner, or otherwise did not qualify as a liability or cost assumed in a purchase business combination, including the merger of America Online and Time Warner. Merger costs both capitalized and expensed are discussed in more detail in the following paragraphs.

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

      Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Time Warner business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 8,200, which was reduced to approximately 6,400 by December 31, 2002 as the remaining terminations were no longer expected to occur. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee was terminated (generally for periods up to 24 months). Employee termination payments of approximately $300 million were made in 2001, $244 million were paid in 2002 ($64 million of which was paid in the second quarter of 2002), an additional $19 million was paid in the second quarter of 2003 and $57 million was paid in the first six months of 2003. As of June 30, 2003, out of the remaining liability of $125 million, $53 million was classified as a current liability with the remainder classified as a long-term liability in the accompanying consolidated balance sheet.

      The restructuring accrual also included approximately $460 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company consolidated certain operations and has exited other under-performing operations, including the Studio Stores operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

restructuring accrual associated with other exit activities specifically includes incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exit activities were $165 million in 2001, $122 million in 2002 ($30 million of which was paid in the second quarter of 2002), an additional $3 million was paid in the second quarter of 2003 and $21 million was paid in the first six months of 2003. As of June 30, 2003, out of the remaining liability of $108 million, $30 million was classified as a current liability with the remainder classified as a long-term liability in the accompanying consolidated balance sheet.

      Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner are as follows (in millions):

	Employee	Other
	Termination	Exit Costs	Total

Initial Accruals	$880	$460	$1,340
Cash paid – 2001	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	580	295	875
Cash paid – 2002	(244)	(122)	(366)
Non-cash reductions(a) – 2002	(154)	(44)	(198)

Restructuring liability as of December 31, 2002	182	129	311
Cash paid – 2003	(57)	(21)	(78)

Restructuring liability as of June 30, 2003	$125	$108	$233

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Merger Costs Expensed as Incurred

      During 2001, the Company’s restructuring plans also included $250 million of merger-related costs that were expensed in accordance with accounting principles generally accepted in the United States. Of the $250 million, $153 million related to employee termination benefits, primarily at the AOL segment, and $97 million related to other exit costs. The other exit costs relate to contractual terminations for various leases and contractual commitments relating to terminated projects, including the termination of the iPlanet alliance with Sun Microsystems Inc. The number of employees expected to be terminated at the AOL segment was 2,430. As of December 31, 2002, substantially all of the terminations had occurred. The severed employees spanned all major departments and divisions in the AOL segment, including Technology, Digital City, MapQuest, AOL Brand, Member Services, Interactive Marketing, CompuServe, Business Affairs, AIM/ICQ, Wireless Strategy, Spinner, Acquisition Marketing, iPlanet, Technology & Systems Development, AOL Products, Interactive Properties and Netscape. These Merger-related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Time Warner. Payments related to these charges were $145 million in 2001, $79 million in 2002 ($16 million of which was paid in the second quarter), and an additional $1 million was paid in the second quarter of 2003 and $5 million was paid in the first six months of 2003. As of June 30, 2003, approximately $9 million of the $250 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Selected information relating to the merger costs expensed as incurred are as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$153	$97	$250
Cash paid – 2001	(107)	(38)	(145)

Remaining liability as of December 31, 2001	46	59	105
Cash paid – 2002	(25)	(54)	(79)
Non-cash reductions – 2002	(12)	—	(12)

Remaining liability as of December 31, 2002	9	5	14
Cash paid – 2003	—	(5)	(5)

Remaining liability as of June 30, 2003	$9	$—	$9

Restructuring Costs

      In addition to the costs of restructuring associated with merger activities, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2003 Restructuring Costs

      For the six months ended June 30, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $36 million, ($12 million of which was incurred in the second quarter of 2003) including $4 million at the AOL segment, $8 million at the Networks segment, $18 million at the Publishing segment and $6 million at the Music segment. Employee termination costs occurred across each of the segments mentioned above and ranged from senior executives to line personnel. The number of employees expected to be terminated is approximately 842. As of June 30, 2003, approximately 590 of the terminations had occurred with the remainder expected to occur later this year. Of the $36 million, $5 million has been paid against this accrual as of June 30, 2003.

2002 Restructuring Costs

      During the year ended December 31, 2002, the Company incurred and accrued other restructuring costs of $335 million (none of which was expensed in the second quarter of 2002) related to various contractual terminations and obligations, including certain contractual employee termination benefits. Of the $335 million of restructuring costs, $266 million related to the AOL segment, $46 million related to the Corporate segment, $15 million related to the Cable segment, and $8 million related to Music. The Music segment recorded approximately $20 million of restructuring costs, which were partially offset by the reversal of a previously recorded accrual of $12 million as a result of it no longer being probable that the related contractual employee termination benefits would be paid by the Company. Payments related to these charges were $84 million in 2002 and $149 million in 2003 ($48 million of which was paid in the second quarter).

      Included in the 2002 restructuring charge was $131 million (none of which was expensed in the second quarter of 2002) related to lease obligations of the AOL segment for network modems that will no longer be used because network providers are upgrading their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services. During 2002, a plan was established under which network providers would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems would no longer be in use.

      In addition, included in the 2002 restructuring charge was approximately $100 million (none of which was expensed in the second quarter) related to work force reductions and represented employee termination benefits. Employee termination costs occurred across the AOL, Cable, Music and Corporate segments and range from senior

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

executives to line personnel. The number of employees expected to be terminated was approximately 1,000. As of December 31, 2002, substantially all the terminations had occurred. The remaining $104 million (none of which was incurred in the second quarter) primarily related to incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs. The remaining $114 million accrual is primarily classified as a current liability in the accompanying consolidated balance sheet (in millions).

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$100	$235	$335
Reversal of portion of prior year change	12	—	12

Accruals	112	235	347
Cash paid – 2002(a)	(5)	(79)	(84)

Remaining liability as of December 31, 2002	107	156	263
Cash paid – 2003	(28)	(121)	(149)

Remaining liability as of June 30, 2003	$79	$35	$114

(a)	None of the cash paid in 2002 occurred during the second quarter.

3.	INVESTMENTS

Investment Gains

      During the six months ended June 30, 2003, the Company recognized gains from certain investments of approximately $651 million, including a $513 million gain on the sale of the Company’s interest in Comedy Central, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and a $49 million gain from the sale of the Company’s equity interest in certain international theater chains. During the six months ended June 30, 2002, the Company recognized gains from certain investments of approximately $94 million, including a $59 million gain on the sale of a portion of the Company’s interest in Columbia House and a $31 million gain on the redemption of a portion of the Company’s interest in TiVo Inc. These gains are included in “other income (expense), net” in the accompanying consolidated statement of operations.

      In connection with the sale of the Company’s investment in Columbia House in 2002, Warner Music Group and Warner Home Video entered into music and video licensing arrangements with Columbia House. The Company believes that the terms of the licensing arrangements are at market rates and accordingly, none of the proceeds were allocated to the arrangements.

Investment Write-Downs

      The Company has experienced declines in the value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the Company has recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments.

      For the three and six months ended June 30, 2003, the Company recognized non-cash charges of $151 million and $174 million, respectively, which are comprised of $160 million and $187 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $9 and $13 million, respectively, of gains to reflect market fluctuations in equity derivative instruments. Included in the 2003 charge were a writedown of $77 million of the Company’s 40.3% interest in AOL Japan and $71 million writedown of the Company’s 49.8% interest in NTV-Germany. For the three and six months ended June 30, 2002, the Company recognized non-cash charges of $364 million, including $1 million in losses relating to equity derivative instruments, and $945 million, including $8 million of gains relating to equity derivative instruments. Included in the noncash pretax charge for the three and six months ended June 30, 2002 are charges of approximately $201 million and $772 million, respectively, relating to other-than-temporary declines in value to reduce the carrying value of AOL Time Warner’s investment in Time Warner Telecom Inc., a 44% owned equity investment, which was written up in connection with the merger of America Online and Time Warner and approximately $101 million in the second quarter relating to an investment in Gateway Inc. for declines deemed to be other than temporary. These write downs are included in “other income (expense), net” in the accompanying consolidated statement of operations.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      As of June 30, 2003, AOL Time Warner has total investments, excluding equity-method investments, with a carrying value of $1.378 billion for which their estimated fair value exceeded the carrying value by approximately $227 million.

4.	TWE RESTRUCTURING

      Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corporation (“Comcast”).

      On March 31, 2003, AOL Time Warner and Comcast completed the restructuring of TWE (the “TWE Restructuring”). As a result of the TWE Restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Central (which was subsequently sold) and the Courtroom Television Network (“Court TV”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE are now controlled by a new subsidiary of AOL Time Warner called TWC Inc. As part of the restructuring, AOL Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC Inc. as part of the TWE Restructuring.

      Comcast’s 21.0% economic interest in TWC Inc.’s cable business, is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The additional ownership interests acquired by AOL Time Warner in the TWE Restructuring have been accounted for as a step acquisition and are reflected in the accompanying balance sheet as of June 30, 2003. The purchase price allocation is preliminary, as the Company is in the process of completing a valuation study to identify and value the net assets acquired.

      The total purchase consideration for the aforementioned step acquisition is approximately $4.6 billion. This consideration consists of the above noted debt assumed and the issuance of mandatorily convertible preferred stock as well as an interest in certain cable systems that were previously wholly-owned by AOL Time Warner with an approximate value of $1.0 billion.

      As of June 30, 2003 the purchase consideration has been preliminarily allocated to the tangible and intangible assets as follows (millions):

Fair value of tangible net assets acquired	$2,337
Intangible assets subject to amortization	420
Intangible assets not subject to amortization	880
Goodwill	683
Investment	313
Fixed assets	20

      As of March 31, 2003, the Company allocated approximately $1.4 billion to goodwill. In the second quarter of 2003 the Company re-allocated $313 million of goodwill to investments, $420 million of goodwill to intangible assets subject to amortization and $20 million to fixed assets. The remaining goodwill balance of $683 million is recorded in the Networks, Filmed Entertainment and Cable segments in the amount of $385 million, $295 million and $3 million, respectively. Of the $420 million in intangible assets subject to amortization, $5 million has been amortized in the second quarter of 2003. Such intangible assets are amortized over a period of approximately 20 years.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      As previously stated the purchase allocations noted above are preliminary and additional work needs to be completed to finalize the allocation. Accordingly, there may be changes to the allocations noted above.

5.	INVENTORIES

      Inventories and film costs consist of:

	June 30, 2003	December 31, 2002

	(millions)
Programming costs, less amortization	$2,737	$2,788
Books, recorded music, paper and other merchandise	540	444
Film costs-Theatrical:
Released, less amortization	672	812
Completed and not released	55	96
In production	623	488
Development and pre-production	163	218
Film costs-Television:
Released, less amortization	259	160
Completed and not released	77	165
In production	—	71
Development and pre-production	11	5

Total inventories and film costs(a)	5,137	5,247
Less current portion of inventory(b)	1,964	1,896

Total noncurrent inventories and film costs	$3,173	$3,351

(a)	Does not include $3.464 billion and $3.168 billion of acquired film library costs as of June 30, 2003 and December 31, 2002, respectively which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.

(b)	Current inventory as of June 30, 2003 and December 31, 2002 is comprised of programming inventory at the Networks segment ($1.424 billion and $1.452 billion, respectively), books from the Publishing segment ($234 million and $196 million, respectively), videocassettes, DVDs and compact discs from the Filmed Entertainment and Music segments ($297 million and $232 million, respectively), and general merchandise, primarily at the AOL segment ($9 million and $16 million, respectively).

6.	LONG-TERM DEBT

      Credit Agreements

      As part of the closing of the TWE Restructuring, AOL Time Warner, together with certain of its consolidated subsidiaries, amended its aggregate $10 billion unsecured long-term revolving bank credit agreements (the “Credit Agreements”). Except as modified below, the Credit Agreements now consist of a $6 billion five-year revolving credit facility, a $2.5 billion 364-day revolving credit facility, and a $1.5 billion 364-day revolving credit facility. The borrowers under the $6 billion and $2.5 billion facilities (the “AOLTW Facilities”) are AOL Time Warner and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Time Warner, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Companies, Inc. (“TW Companies”). The obligations of AOL Time Warner Finance Ireland are guaranteed by AOL Time Warner. The borrower under the $1.5 billion facility is TWE (and TWC Inc. following any initial public offering of its stock or registered public debt) (the “TWE Facility”). On July 7, 2003 AOL Time Warner renewed its $2.5 billion 364-day revolving credit facility and reduced its size to $2.0 billion. Borrowings under this facility may be extended for a period up to one year beyond the initial maturity of July 6, 2004. The maturity of the TWE Facility is January 7, 2004 with an optional extension period of one year beyond such maturity date.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Borrowings bear interest at rates generally based on the credit rating of the respective borrowers, which rate is currently equal to LIBOR plus 0.525% in the case of the $2.0 billion and $1.5 billion 364-day facilities, and 0.500% in the case of the $6.0 billion five-year facility. In addition, the Company is required to pay a facility fee of 0.10% per annum on the aggregate commitments under its 364-day facility and 0.125% per annum on the aggregate commitments under the 5-year facility, and an additional usage fee of .0625% if the aggregate outstanding loans under the Credit Agreements exceed 33% of the aggregate committed amounts thereunder and 0.125% if such outstanding amounts exceed 66%. TWE is required to pay a facility fee of 0.10% per annum on the aggregate commitments under the TWE Facility and an additional usage fee of .0625% on outstanding principal amounts, which fee increases to 0.125% if the outstanding amounts exceed 66% of the total committed amounts under the TWE Facility. The AOLTW Facilities and the TWE Facility provide same-day funding and multi-currency capability. The AOLTW Facilities contain a maximum leverage ratio covenant (net of cash balances in excess of $200 million) of 4.5 times consolidated EBITDA, as defined in the agreements, for AOL Time Warner, and an interest coverage covenant of 2.0 times consolidated cash interest expense for AOL Time Warner, and the TWE Facility contains a maximum leverage ratio covenant (net of cash balances in excess of $25 million) of 5.0 times consolidated EBITDA, as defined in the agreement, for TWE, and an interest coverage covenant of 2.0 times consolidated cash interest expense for TWE. The Credit Agreements do not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in the Company’s or TWE’s financial condition or results of operations. Borrowings may be used for general corporate purposes and unused credit is available to support commercial paper borrowings.

      As previously noted, there was $2.1 billion of pre-existing debt of a Comcast subsidiary which was assumed by TWC Inc. at the time of the TWE Restructuring. The form of this debt is a one-year term loan with an optional extension for an additional year. The loan is guaranteed by TWE and is prepayable. The term loan contains a maximum leverage ratio covenant (including amounts owing to preferred equity interests and net of cash balances in excess of $25 million) of 3.5 times EBITDA, as defined in the agreement, for TWC Inc., and an interest coverage covenant of 2.0 times consolidated cash interest expense for TWC Inc. A total of $400 million of quarterly amortization commences on December 31, 2003 prior to final repayment of the remaining $1.7 billion on March 31, 2005, assuming the optional extension is exercised. Borrowings bear interest at specific rates, based on the credit rating for TWC Inc. or TWE, which is currently equal to LIBOR plus 0.875%.

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

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Upon adoption of FAS 150, in the third quarter of 2003, the Company will reclassify the $1.5 billion of mandatorily convertible preferred stock from shareholders’ equity to liabilities (Note 1).

9.	SEGMENT INFORMATION

      AOL Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

      Information as to the operations of AOL Time Warner in each of its business segments is set forth below based on the nature of the products and services offered. AOL Time Warner evaluates performance based on several factors, of which the primary financial measure is Operating Income (Loss) before noncash depreciation of tangible assets, and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income (Loss) by segment.

      The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the Company’s 2002 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Revenues
AOL	$2,132	$2,266	$4,329	$4,557
Cable	1,923	1,762	3,765	3,445
Filmed Entertainment	2,757	2,386	5,121	4,522
Networks	2,155	1,957	4,247	3,743
Music	1,051	972	1,965	1,919
Publishing	1,421	1,396	2,573	2,477
Intersegment elimination	(621)	(536)	(1,184)	(1,053)

Total revenues	$10,818	$10,203	$20,816	$19,610

Intersegment Revenues

      In the normal course of business, the AOL Time Warner segments enter into transactions with one another. The most common types of intersegment transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;
•	The Networks segment generating subscription revenues by selling cable network programming to the Cable segment;
•	The AOL, Cable, Networks and Publishing segments generating advertising revenue by cross-promoting the products and services of all AOL Time Warner segments;
•	The Music segment generating Other revenue by manufacturing DVDs for the Filmed Entertainment segment; and

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

•	The AOL segment generating Other revenue by providing the Cable segment’s customers access to the AOL Transit Data Network (ATDN) for high-speed access to the Internet.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Intersegment Revenues
AOL	$18	$75	$68	$155
Cable	19	36	35	66
Filmed Entertainment	267	133	444	303
Networks	147	135	299	268
Music	151	143	300	236
Publishing	19	14	38	25

Total intersegment revenues	$621	$536	$1,184	$1,053

      Included in the total intersegment revenues above are advertising revenues, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Intersegment Advertising Revenues
AOL	$2	$50	$35	$104
Cable	2	31	4	58
Filmed Entertainment	—	—	—	—
Networks	30	37	54	77
Music	—	—	—	—
Publishing	10	14	29	25

Total intersegment advertising revenues:	$44	$132	$122	$264

      During the second quarter of 2003, there was a change in the application of the AOL segment’s policy for intercompany advertising barter transactions, which reduced both the amount of intercompany advertising revenues and advertising expenses recognized by the AOL segment during the quarter by approximately $30 million. This change, however, had no impact on the AOL segment’s Operating Income or its Operating Income before Depreciation and Amortization. In addition, because intercompany transactions are eliminated on a consolidated basis, this change in policy did not impact the Company’s consolidated results of operations.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Operating Income before depreciation and amortization(a)(b)
AOL	$431	$474	$835	$817
Cable	752	675	1,443	1,327
Filmed Entertainment	407	328	658	509
Networks	359	420	859	851
Music	105	102	192	193
Publishing	230	337	378	482
Corporate	(112)	(80)	(213)	(186)
Intersegment elimination	(7)	11	(2)	13

Total Operating Income before depreciation and amortization	$2,165	$2,267	$4,150	$4,006

(a)	Operating Income before depreciation and amortization includes asset gains and losses (including impairment of goodwill and intangible assets) of $43 million for the Filmed Entertainment segment, $(178) million for the Networks segment and $(99) million for the Publishing segment.

(b)	The business segment results have been recasted to include merger and restructuring costs as a component of each business segment’s results. Previously, these amounts were excluded from the business segment results and included as a separate line item.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$177	$159	$348	$287
Cable	349	295	679	569
Filmed Entertainment	23	19	43	38
Networks	47	42	92	81
Music	38	28	76	56
Publishing	25	23	52	46
Corporate	10	6	18	13

Total depreciation	$669	$572	$1,308	$1,090

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Amortization of Intangible Assets
AOL	$44	$41	$83	$82
Cable	2	2	4	2
Filmed Entertainment	54	47	102	95
Networks	9	8	12	11
Music	61	45	124	88
Publishing	41	32	81	61
Corporate	—	—	—	—

Total amortization	$211	$175	$406	$339

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Operating Income (Loss)(a)
AOL	$210	$274	$404	$448
Cable	401	378	760	756
Filmed Entertainment	330	262	513	376
Networks	303	370	755	759
Music	6	29	(8)	49
Publishing	164	282	245	375
Corporate	(122)	(86)	(231)	(199)
Intersegment elimination	(7)	11	(2)	13

Total Operating Income	$1,285	$1,520	$2,436	$2,577

(a)	The business segments have been modified to include merger and restructuring costs as a component of each business segment’s results. Previously, these amounts were excluded from the business segments and included as a separate line item.

	June 30,	December 31,
	2003	2002

	(millions)
Assets
AOL	$6,891	$7,757
Cable	41,915	37,732
Filmed Entertainment	16,066	16,401
Networks	31,927	31,907
Music	5,618	6,080
Publishing	13,931	14,009
Corporate	2,308	1,564

Total assets	$118,656	$115,450

10.	COMMITMENTS AND CONTINGENCIES

Cable Joint Ventures

      The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of June 30, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of June 30, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests. The Company does not have current plans to initiate the buy-sell procedure in either joint venture. If a buy-sell procedure were initiated by Comcast with respect to either joint venture, TWE would have a choice either to buy Comcast’s interests in the joint venture or to sell its interests in the joint venture to Comcast. However, in such an event, the Company would be under no obligation to purchase Comcast’s interests. Additionally, in 2005, under the terms of both joint venture agreements, either partner may trigger the dissolution of the joint ventures resulting in the distribution of the net assets of the joint ventures to the partners. Any actions to be taken by the Company under the buy-sell or dissolution procedures will be evaluated in the context of the Company’s strategy for its Cable operations and its capital structure and debt reduction initiatives.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Securities Matters

      As of August 11, 2003, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of AOL Time Warner stock, that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Minnesota State Board of Investment has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the Merger and in its Registration Statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the Company filed a motion to dismiss the consolidated amended complaint. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      As of August 11, 2003, eight shareholder derivative lawsuits are pending. Three were filed in New York State Supreme Court for the County of New York, one in the U.S. District Court for the Southern District of New York and four in the Court of Chancery of the State of Delaware for New Castle County. These suits name certain current and former directors and officers of the Company as defendants, as well as the Company as a nominal defendant. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of AOL Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of AOL Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. On May 2, 2003, the motion to dismiss was granted, and on June 6, 2003, plaintiffs filed a notice of appeal of that dismissal order. The lawsuit filed in the U.S. District Court for the Southern District of New York has been centralized for coordinated or consolidated pre-trial proceedings with the securities actions described above and the ERISA lawsuits described below under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The parties to the federal action have agreed that all proceedings in that matter should be stayed pending resolution of any motion to dismiss in the consolidated securities action described above. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      As of August 11, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

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

      On April 14, 2003, two shareholders of the Company filed a lawsuit in the California Superior Court, County of Los Angeles, titled Regents of the University of California et al. v. Parsons et al., naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of any insider trading proceeds and restitution for their stock losses. The Company intends to defend against this lawsuit vigorously. Due to the preliminary nature of this matter, the Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

      On May 23, 2003, Treasurer of New Jersey v. AOL Time Warner Inc. et al., was filed in the Superior Court of New Jersey, Mercer County, naming the Company, current and former officers, directors and employees of the Company, Ernst & Young, Citigroup, Salomon Smith Barney, Morgan Stanley, JP Morgan Chase and Banc of America Securities as defendants. The complaint is brought by the Treasurer of New Jersey and purports to be made on behalf of the State of New Jersey, Department of Treasury, Division of Investments (the “Division”) and certain funds administered by the Division. The plaintiff alleges that certain of the funds purchased shares of America Online and AOL Time Warner between January 10, 2000, and July 24, 2002, that all of the funds exchanged shares of Time Warner common stock pursuant to the Merger Registration Statement of May 19, 2000 and that one of the funds acquired $60 million of the Company’s debt securities pursuant to a Debt Registration Statement of April 11, 2001. Plaintiffs allege the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. The plaintiff also alleges violations of New Jersey state law for fraud and negligent misrepresentation. The plaintiffs seek an unspecified amount of damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10(b)-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14(a)-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. The Company believes this lawsuit will be consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 18, 2003, California Public Employees’ Retirement System v. AOL Time Warner Inc. et al. was filed in the California Superior Court, County of Sacramento, naming as defendants the Company, current and former officers, directors and employees of the Company, Ernst & Young and Citigroup, Salomon Smith Barney, Morgan Stanley, Banc of America Securities and J.P. Morgan Chase. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. The plaintiff also alleges violations of the California Corporations Code and state law claims for fraud. The plaintiff seeks disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      On July 18, 2003, California State Teachers’ Retirement System v. AOL Time Warner Inc. et al. was filed in California Superior Court, County of San Francisco, naming as defendants the Company, current and former officers, directors and employees of the Company, Citigroup Global Markets (f/k/a Salomon Smith Barney), Citigroup Inc., Morgan Stanley & Co., Goldman Sachs & Co., Merrill Lynch, Credit Suisse First Boston and Ernst & Young. Plaintiff alleges the Company made material misrepresentations in registration statements for securities acquired by plaintiff in violation of Section 11 of the Securities Act of 1933. The plaintiff also alleges violations of the California Corporations Code and state law claims for fraud and breach of fiduciary duty. The plaintiff seeks unspecified compensatory and punitive damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      On July 18, 2003, Ohio Public Employees Retirement System et al v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. The plaintiffs seek disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      On July 18, 2003, West Virginia Investment Management Board v. Parsons et al. was filed in West Virginia, Circuit Court, Kanawha County naming as defendant the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., and Ernst & Young LLP. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of West Virginia law, breach of fiduciary duty and common law fraud. The plaintiff seeks disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      On July 18, 2003, the Commonwealth of Pennsylvania and certain of its retirement systems and boards filed a request for a writ of summons in the Court of Common Pleas of Philadelphia County notifying defendants of commencement a suit. The named defendants include the Company, certain current and former officers, directors and employees of the Company, America Online, Inc., Time Warner Inc., Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., Ernst & Young LLP, Banc of America Securities LLC and J.P. Morgan Chase & Co. No complaint has yet been filed. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). The plaintiffs alleged that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003 and the case was dismissed with prejudice. On April 14, 2003, plaintiffs filed a motion for an order certifying the dismissal of the case for interlocutory appeal. On July 14, 2003, the district court denied plaintiffs’ motion. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

Update on SEC and DOJ Investigations

      The SEC and the DOJ continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations are focused on transactions principally involving the Company’s America Online unit that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers.

      As part of the Company’s ongoing discussions with the SEC, in the first quarter of 2003 the staff of the SEC informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously established put price to Bertelsmann either in cash or in Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

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

      In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as these advertisements were run (almost entirely at the America Online unit) during the period from the first quarter of 2001 through the second quarter of 2003. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. In addition, $2.0 million and $0.1 million was recognized in the first and second quarter of 2003, respectively. (The remaining approximately $1.5 million is expected to be recognized by the Company during the remainder of 2003.) These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Although the advertisements purchased by Bertelsmann in these transactions were in fact run, in the first quarter of 2003 the SEC staff expressed to the Company its preliminary view that at least some portion of the revenue recognized by the Company for that advertising should have been treated as a reduction in the purchase price paid to Bertelsmann rather than as advertising revenue. The Company subsequently provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why, to date, both the Company and its auditors continue to believe that these transactions have been accounted for correctly.

      The staff of the SEC has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. Recently, the Office of the Chief Accountant of the SEC informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann, A.G. to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and therefore should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the Division of Enforcement of the SEC continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of the advertising provided thereunder.

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant of the SEC that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of Time Warner Cable Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the America Online unit, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are other unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

      On January 22, 2002, Netscape Communications Corporation (“Netscape”), a wholly-owned subsidiary of America Online, sued Microsoft Corporation (“Microsoft”) in the U. S. District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations. Among other things, the complaint alleged that Microsoft’s actions to maintain its monopoly in the market for Intel-compatible PC operating systems worldwide injured Netscape, consumers and competition in violation of Section 2 of the Sherman Act and continued to do so. The complaint also alleged that Microsoft’s actions constituted illegal

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

monopolization and attempted monopolization of a worldwide market for Web browsers and that Microsoft had engaged in illegal practices by tying its Web browser, Internet Explorer, to Microsoft’s operating system in various ways. The complaint sought damages for the injuries inflicted upon Netscape, including treble damages and attorneys’ fees, as well as injunctive relief to remedy the anti-competitive behavior alleged. On June 17, 2002, the Judicial Panel on Multi-District Litigation transferred the case to the District Court for the District of Maryland for all pretrial proceedings. On April 4, 2003, the U. S. District Court for the District of Maryland issued an order giving preclusive effect to substantially all findings of the U.S. District Court for the District of Columbia in United States v. Microsoft Corporation. The parties entered into a settlement agreement effective May 29, 2003, and the court signed Netscape’s stipulation for dismissal on May 30, 2003. As part of the settlement, Microsoft paid the Company $750 million. In addition, Microsoft agreed to a variety of steps designed to ensure that Microsoft and AOL products work better with each other, including giving AOL the same access to early builds of the Microsoft Windows operating system as Microsoft affords to other third parties as well as providing AOL with seven years of dedicated support by Microsoft engineers who have access to Windows source code, to help AOL with compatibility and other engineering efforts. In addition, the Company and Microsoft entered into a digital media agreement pursuant to which the Company will have access to Microsoft’s digital rights management software and the parties have agreed to work together on a series of initiatives to support the deployment of digital media to consumers in a manner that protects the interests of content businesses. Microsoft has also provided AOL a royalty-free seven-year license to use Microsoft’s Internet Explorer technologies with the AOL client and to provide a new distribution channel for the AOL software to certain PC users by distributing the AOL software disks worldwide to certain smaller PC manufacturers.

      On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against America Online and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. These cases were removed to federal court. The New Jersey and Ohio cases have been transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, but on June 6, 2003 was removed again to federal court. Plaintiffs have filed for remand to California state court. On June 16, 2003, defendants filed a notice requesting that the California case be transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey.

      On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against AOL Time Warner, America Online and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the AOL Time Warner Administrative Committee and the AOL Administrative Committee. On May 19, 2003, AOL Time Warner, America Online and America Online Community, Inc. filed a motion to dismiss and the AOL Time Warner Administrative Committee and the AOL Administrative Committee filed a motion for judgment on the pleadings. Both of these motions are now pending. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss, but intends to defend against these lawsuits vigorously.

      On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. Although the Company is vigorously defending this matter, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      On April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U.S. District Court for the Central District of California. Plaintiffs have named as defendants the Company, TWE, WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U.S. District Court for the Southern District of New York. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

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

11.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

      Additional financial information with respect to cash (payments) and receipts are as follows:

	Six Months Ended June 30,

	2003	2002

	(millions)
Cash payments made for interest	$(897)	$(734)
Interest income received	40	71

Cash interest expense, net	$(857)	$(663)

Cash payments made for income taxes	$(308)	$(147)
Income tax refunds received	11	37

Cash taxes, net	$(297)	$(110)

      Noncash financing activities in 2003 included the incurrence by TWC Inc. of $2.1 billion in debt in connection with the TWE Restructuring (Note 4).

Interest Expense, Net

Interest expense, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Interest income	$25	$41	$48	$78
Interest expense	(498)	(482)	(989)	(895)

Interest expense, net	$(473)	$(441)	$(941)	$(817)

AOL TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Income (Expense), Net

Other income (expense), net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Net investment gains (losses)(a)	$391	$(274)	$477	$(855)
Microsoft settlement	760	—	760	—
Losses on equity investees	(27)	(51)	(37)	(112)
Losses on accounts receivable securitization programs	(10)	(11)	(29)	(22)
Miscellaneous	(11)	5	(2)	3

Total other income (expense), net	$1,103	$(331)	$1,169	$(986)

(a)	For the three and six months ended June 30, 2003, the Company recorded non-cash charges of $151 million and $174 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments. For the three and six months ended June 30, 2002, the Company recorded charges of $364 million and $945 million, respectively.

Other Current Liabilities

Other current liabilities consist of:

	June 30,	December 31,
	2003	2002

	(millions)
Accrued expenses	$4,980	$5,365
Accrued compensation	742	907
Accrued income taxes	116	116

Total other current liabilities	$5,838	$6,388

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

Consolidating Statement of Operations
For The Three Months Ended June 30, 2003

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$1,595	$—	$—	$246	$8,993	$(16)	$10,818
Cost of revenues	—	(908)	—	—	(135)	(5,238)	16	(6,265)
Selling, general and administrative	(13)	(486)	(12)	(5)	(42)	(2,253)	—	(2,811)
Merger and restructuring costs	—	1	—	—	—	(13)	—	(12)
Amortization of goodwill and other intangible assets	—	(6)	—	—	—	(205)	—	(211)
Impairment of goodwill and intangible assets	—	—	—	—	—	(277)	—	(277)
Gain on disposal of asset	—	—	—	—	—	43	—	43

Operating income (loss)	(13)	196	(12)	(5)	69	1,050	—	1,285
Equity in pretax income of consolidated subsidiaries	2,036	(30)	1,239	1,357	1	—	(4,603)	—
Interest expense, net	(173)	(23)	(22)	(106)	(34)	(115)	—	(473)
Other income (expense), net	5	694	(3)	—	54	450	(97)	1,103
Minority interest income (expense)	—	—	—	—	—	(62)	2	(60)

Income (loss) before income taxes	1,855	837	1,202	1,246	90	1,323	(4,698)	1,855
Income tax benefit (provision)	(791)	(352)	(513)	(527)	(40)	(560)	1,992	(791)

Net income (loss)	$1,064	$485	$689	$719	$50	$763	$(2,706)	$1,064

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended June 30, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$1,784	$—	$—	$233	$8,214	$(28)	$10,203
Cost of revenues	—	(1,031)	—	—	(130)	(4,832)	28	(5,965)
Selling, general and administrative	(10)	(468)	(8)	(4)	(23)	(2,030)	—	(2,543)
Merger and restructuring costs	—	2	—	—	—	(2)	—	—
Amortization of intangible assets	—	(3)	—	—	—	(172)	—	(175)

Operating Income (Loss)	(10)	284	(8)	(4)	80	1,178	—	1,520
Equity in pretax income of consolidated subsidiaries	831	(49)	767	735	136	—	(2,420)	—
Interest income (expense), net	(150)	2	(22)	(97)	(30)	(144)	—	(441)
Other income (expense), net	24	(114)	(3)	(30)	(2)	(157)	(49)	(331)
Minority interest expense	—	—	—	—	—	(53)	—	(53)

Income (loss) before income taxes and discontinued operations	695	123	734	604	184	824	(2,469)	695
Income tax benefit (provision)	(301)	(96)	(269)	(221)	(70)	(304)	960	(301)

Income (loss) before discontinued operations	394	27	465	383	114	520	(1,509)	394
Discontinued operations, net of tax	2	—	2	2	—	2	(6)	2

Net income (loss)	$396	$27	$467	$385	$114	$522	$(1,515)	$396

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Six Months Ended June 30, 2003

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$3,262	$—	$—	$448	$17,143	$(37)	$20,816
Cost of revenues	—	(1,816)	—	—	(246)	(10,244)	37	(12,269)
Selling, general and administrative	(23)	(1,000)	(23)	(10)	(77)	(4,302)	—	(5,435)
Merger and restructuring costs	—	(3)	—	—	(8)	(25)	—	(36)
Amortization of intangible assets	—	(12)	—	—	—	(394)	—	(406)
Impairment of goodwill and intangible assets	—	—	—	—	—	(277)	—	(277)
Gain on disposal of assets	—	—	—	—	—	43	—	43

Operating Income (Loss)	(23)	431	(23)	(10)	117	1,944	—	2,436
Equity in pretax income of consolidated subsidiaries	2,907	(108)	1,972	2,026	169	—	(6,966)	—
Interest expense, net	(348)	(42)	(44)	(200)	(66)	(241)	—	(941)
Other income (expense), net	12	739	(5)	—	70	499	(146)	1,169
Minority interest income (expense)	—	—	—	—	—	(118)	2	(116)

Income (loss) before income taxes	2,548	1,020	1,900	1,816	290	2,084	(7,110)	2,548
Income tax benefit (provision)	(1,088)	(424)	(813)	(775)	(121)	(885)	3,018	(1,088)

Net income (loss)	$1,460	$596	$1,087	$1,041	$169	$1,199	$(4,092)	$1,460

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Six Months Ended June 30, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$3,603	$—	$—	$431	$15,647	$(71)	$19,610
Cost of revenues	—	(2,031)	—	—	(230)	(9,438)	71	(11,628)
Selling, general and administrative	(17)	(943)	(17)	(8)	(71)	(3,903)	—	(4,959)
Merger and restructuring costs	(28)	(72)	—	—	—	(7)	—	(107)
Amortization of intangible assets	—	(7)	—	—	—	(332)	—	(339)

Operating Income (Loss)	(45)	550	(17)	(8)	130	1,967	—	2,577
Equity in pretax income of consolidated subsidiaries	962	(176)	824	833	280	—	(2,723)	—
Interest income (expense), net	(242)	11	(53)	(198)	(59)	(276)	—	(817)
Other income (expense), net	15	(146)	(5)	(108)	(2)	(671)	(69)	(986)
Minority interest expense	—	—	—	—	—	(84)	—	(84)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	690	239	749	519	349	936	(2,792)	690
Income tax benefit (provision)	(304)	(140)	(283)	(195)	(135)	(357)	1,110	(304)

Income before discontinued operations and cumulative effects of accounting change	386	99	466	324	214	579	(1,682)	386
Discontinued operations, net of tax	1	—	1	1	—	1	(3)	1

Income (loss) before cumulative effect of accounting change	387	99	467	325	214	580	(1,685)	387
Cumulative effect of accounting change	(54,235)	—	(54,235)	(42,902)	(11,333)	(52,048)	160,518	(54,235)

Net income (loss)	$(53,848)	$99	$(53,768)	$(42,577)	$(11,119)	$(51,468)	$158,833	$(53,848)

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
June 30, 2003

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS
Current assets
Cash and equivalents	$736	$25	$—	$64	$33	$1,216	$—	$2,074
Receivables, net	16	270	8	24	135	4,125	—	4,578
Inventories	—	—	—	—	191	1,773	—	1,964
Prepaid expenses and other current assets	15	169	—	—	5	1,807	—	1,996

Total current assets	767	464	8	88	364	8,921	—	10,612
Noncurrent inventories and film costs	—	—	—	—	591	2,582	—	3,173
Investments in amounts due to and from consolidated subsidiaries	74,667	2,289	88,341	75,699	17,774	—	(258,770)	—
Investments, including available-for-sale securities	49	1,003	245	—	141	3,671	(1,026)	4,083
Property, plant and equipment	69	1,132	10	—	65	10,838	—	12,114
Intangible assets subject to amortization	—	—	—	—	—	7,123	—	7,123
Intangible assets not subject to amortization	—	131	—	—	641	39,374	—	40,146
Goodwill	1,876	1,475	—	—	2,805	32,945	—	39,101
Other assets	1,032	437	12	—	93	1,641	(911)	2,304

Total assets	$78,460	$6,931	$88,616	$75,787	$22,474	$107,095	$(260,707)	$118,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9	$39	$1	$—	$12	$1,841	$—	$1,902
Participations payable	—	—	—	—	—	1,777	—	1,777
Royalties and programming costs payable	—	—	—	—	—	1,560	—	1,560
Deferred revenue	—	478	—	—	—	718	—	1,196
Debt due within one year	—	—	—	—	250	169	—	419
Other current liabilities	415	1,535	19	188	238	3,454	(11)	5,838

Total current liabilities	424	2,052	20	188	500	9,519	(11)	12,692
Long-term debt	11,294	1,657	1,474	5,574	533	6,276	(910)	25,898
Debt due to affiliates	(910)	—	—	—	1,647	910	(1,647)	—
Deferred income taxes	12,868	(4,104)	16,972	15,267	1,785	17,052	(46,972)	12,868
Deferred revenue	—	47	—	—	—	941	—	988
Other liabilities	123	43	541	—	525	3,656	—	4,888
Minority interests	(1,338)	—	—	—	—	6,664	(3)	5,323
Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	4,877	6,219	2,446	(2,649)	(17,175)	6,282	—
Other shareholders’ equity	55,999	2,359	63,390	52,312	20,133	79,252	(217,446)	55,999

Total shareholders’ equity	55,999	7,236	69,609	54,758	17,484	62,077	(211,164)	55,999

Total liabilities and shareholders’ equity	$78,460	$6,931	$88,616	$75,787	$22,474	$107,095	$(260,707)	$118,656

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
December 31, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS
Current assets
Cash and equivalents	$349	$(12)	$—	$2,192	$29	$1,255	$(2,083)	$1,730
Receivables, net	12	308	8	24	139	5,176	—	5,667
Inventories	—	—	—	—	228	1,668	—	1,896
Prepaid expenses and other current assets	23	174	—	—	6	1,659	—	1,862

Total current assets	384	470	8	2,216	402	9,758	(2,083)	11,155
Noncurrent inventories and film costs	—	—	—	—	456	2,895	—	3,351
Investments in amounts due to and from consolidated subsidiaries	73,202	1,691	87,562	71,692	17,808	—	(251,955)	—
Investments, including available-for-sale securities	86	1,718	235	7	92	3,956	(956)	5,138
Property, plant and equipment	62	1,175	12	—	71	10,830	—	12,150
Intangible assets subject to amortization	—	—	—	—	—	7,061	—	7,061
Intangible assets not subject to amortization	—	—	—	—	641	36,504	—	37,145
Goodwill	1,867	1,625	—	—	2,805	30,689	—	36,986
Other assets	1,021	441	12	48	91	1,738	(887)	2,464

Total assets	$76,622	$7,120	$87,829	$73,963	$22,366	$103,431	$(255,881)	$115,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7	$51	$7	$—	$19	$2,375	$—	$2,459
Participations payable	—	—	—	—	—	1,689	—	1,689
Royalties and programming costs payable	—	—	—	—	—	1,495	—	1,495
Deferred revenue	—	549	—	—	1	659	—	1,209
Debt due within one year	—	—	—	—	—	155	—	155
Other current liabilities	382	1,271	24	188	212	4,350	(39)	6,388

Total current liabilities	389	1,871	31	188	232	10,723	(39)	13,395
Long-term debt	13,353	1,649	1,472	6,008	786	7,057	(2,971)	27,354
Debt due (from) to affiliates	(887)	—	—	—	1,647	887	(1,647)	—
Deferred income taxes	10,823	(4,728)	15,551	13,990	1,641	15,631	(42,085)	10,823
Deferred revenue	—	41	—	—	—	949	—	990
Other liabilities	127	19	664	—	379	3,834	—	5,023
Minority interests	—	—	—	—	—	5,048	—	5,048
Shareholders’ equity
Due (to) from AOL Time Warner and subsidiaries	—	7,226	8,743	3,916	(2,216)	(14,921)	(2,748)	—
Other shareholders’ equity	52,817	1,042	61,368	49,861	19,897	74,223	(206,391)	52,817

Total shareholders’ equity	52,817	8,268	70,111	53,777	17,681	59,302	(209,139)	52,817

Total liabilities and shareholders’ equity	$76,622	$7,120	$87,829	$73,963	$22,366	$103,431	$(255,881)	$115,450

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2003

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income (loss)	$1,460	$596	$1,087	$1,041	$169	$1,199	$(4,092)	1,460
Adjustments for noncash and nonoperating items:
Depreciation and amortization	12	314	—	—	12	1,376	—	1,714
Amortization of film costs	—	—	—	—	—	1,346	—	1,346
Impairment of goodwill and other intangible assets	—	—	—	—	—	277	—	277
Loss on writedown of investments	2	86	—	—	—	98	—	186
Gain on sale of investments	—	(70)	—	—	—	(624)	—	(694)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,907)	108	(1,972)	(2,026)	(170)	—	6,967	—
Changes in due to/due from parent	—	(182)	—	—	—	705	(523)	—
Change in investment segment	3,830	—	1,193	1,330	591	—	(6,944)	—
Equity in losses of other investee companies after distributions	—	46	—	—	—	23	—	69
Changes in operating assets and liabilities, net of acquisitions	769	671	2,222	(530)	(161)	1,449	(4,983)	(563)

Cash provided (used) by operations	3,166	1,569	2,530	(185)	441	5,849	(9,575)	3,795
INVESTING ACTIVITIES
Investment in available-for-sale securities	—	(2)	—	—	—	—	—	(2)
Other investments and acquisitions, net of cash acquired	—	(6)	—	—	4	(384)	—	(386)
Change in investment segment	(24)	—	(7)	(104)	—	—	135	—
Capital expenditures and product development costs from continuing operations	—	(190)	—	—	(9)	(1,064)	—	(1,263)
Changes in due to/due from parent	—	—	—	—	—	104	(104)	—
Investment proceeds from available-for-sale securities	—	891	—	—	—	20	—	911
Other investment proceeds	—	3	—	—	1	1,373	—	1,377

Cash provided (used) by investing activities	(24)	696	(7)	(104)	(4)	49	31	637
FINANCING ACTIVITIES
Borrowings	1,166	—	—	—	—	677	—	1,843
Debt repayments	(3,273)	—	—	(370)	—	(3,657)	2,084	(5,216)
Change in due to/from parent	—	(2,162)	(2,523)	(1,469)	(433)	(2,956)	9,543	—
Redemption of redeemable preferred securities of subsidiaries	(813)	—	—	—	—	—	—	(813)
Proceeds from exercise of stock option and dividend reimbursement plans	191	—	—	—	—	—	—	191
Principal payments on capital lease	—	(66)	—	—	—	(1)	—	(67)
Other	(26)	—	—	—	—	—	—	(26)

Cash provided (used) by financing activities	(2,755)	(2,228)	(2,523)	(1,839)	(433)	(5,937)	11,627	(4,088)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	387	37	—	(2,128)	4	(39)	2,083	344

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	349	(12)	—	2,192	29	1,255	(2,083)	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$736	$25	$—	$64	$33	$1,216	$—	$2,074

AOL TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2002

	AOL					Non-		AOL Time
	Time	America	Time	TW		Guarantor		Warner
	Warner	Online	Warner	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income (loss)	$(53,848)	$99	$(53,768)	$(42,577)	$(11,119)	$(51,468)	$158,833	$(53,848)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,235	—	54,235	42,902	11,333	52,048	(160,518)	54,235
Depreciation and amortization	7	266	1	—	12	1,143	—	1,429
Amortization of film costs	—	—	—	—	—	1,067	—	1,067
Loss on writedown of investments	—	145	—	103	—	704	—	952
Gain on sale of investments	—	(35)	—	—	—	(59)	—	(94)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(540)	152	(495)	(608)	(173)	—	1,664	—
Change in investment in segment	2,459	—	3,132	2,529	308	—	(8,428)	—
AOL Europe capitalization	—	(5,710)	—	—	—	5,710	—	—
Equity in losses of investee companies after distributions	—	58	—	5	—	78	—	141
Changes in operating assets and liabilities, net of acquisitions	(704)	359	(326)	(715)	(125)	(940)	2,175	(276)
Adjustments relating to discontinued operations	—	—	—	—	—	322	—	322

Cash provided (used) by operations	1,609	(4,666)	2,779	1,639	236	8,605	(6,274)	3,928

INVESTING ACTIVITIES
Investments in available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Other investments and acquisitions, net of cash acquired	—	(75)	—	—	—	(5,753)	—	(5,828)
Change in investment in segment	(6,381)	—	(4)	53	—	—	6,332	—
Capital expenditures and product development costs from continuing operations	—	(217)	—	—	(20)	(1,117)	—	(1,354)
Capital expenditures from discontinued operations	—	—	—	—	—	(169)	—	(169)
Change in due to/from parent	—	—	—	—	—	(3)	3	—
Investment proceeds from available-for-sale securities	—	70	—	—	—	—	—	70
Other investment proceeds	—	5	—	—	—	146	—	151

Cash provided (used) by investing activities	(6,381)	(217)	(4)	53	(20)	(6,900)	6,335	(7,134)

FINANCING ACTIVITIES
Borrowings	8,676	20	3,100	—	—	2,296	(686)	13,406
Debt repayments	(2,959)	—	(3,700)	—	—	(3,501)	1,180	(8,980)
Change in due to/from parent	—	4,854	(2,178)	(2,229)	(286)	(103)	(58)	—
Redemption of redeemable preferred securities of subsidiary	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	215	—	—	—	—	—	—	215
Current period repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions from discontinued operations, net	—	—	—	—	—	(47)	—	(47)
Principal payments on capital leases	—	(17)	—	—	—	—	—	(17)
Change in investment in segment	—	—	3	—	—	—	(3)	—
Other	6	—	—	—	—	—	—	6

Cash provided (used) by financing activities	5,836	4,857	(2,775)	(2,229)	(286)	(1,610)	433	4,226

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,064	(26)	—	(537)	(70)	95	494	1,020

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	499	(1,734)	719

CASH AND EQUIVALENTS AT END OF PERIOD	$1,054	$15	$—	$1,300	$16	$594	$(1,240)	$1,739

Part II. Other Information

Item 1.     Legal Proceedings.

Securities Matters

      Reference is made to the shareholder class action lawsuits described on pages 40-41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) and page 60 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “First Quarter 2003 10-Q”). On July 14, 2003, the Company filed a motion to dismiss the consolidated amended complaint.

      Reference is made to the shareholder derivative lawsuits described on page 41 of the 2002 Form 10-K and page 60 of the First Quarter 2003 10-Q. On June 6, 2003, plaintiffs filed a notice of appeal of the dismissal on forum non conveniens grounds of the three lawsuits filed in New York State Supreme Court for the County of New York. On June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint in the derivative lawsuits pending in the Court of Chancery for the State of Delaware.

      Reference is made to the ERISA lawsuits described on page 41 of the 2002 Form 10-K. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants including America Online, Inc., certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company.

      On May 23, 2003, Treasurer of New Jersey v. AOL Time Warner Inc. et al. was filed in the Superior Court of New Jersey, Mercer County naming the Company, current and former officers, directors and employees of the Company, Ernst & Young, Citigroup, Salomon Smith Barney, Morgan Stanley, JP Morgan Chase and Banc of America Securities as defendants. The complaint is brought by the Treasurer of New Jersey and purports to be made on behalf of the State of New Jersey, Department of Treasury, Division of Investments (the “Division”) and certain funds administered by the Division. The plaintiff alleges that certain of the funds purchased shares of America Online and AOL Time Warner between January 10, 2000, and July 24, 2002, that all of the funds exchanged shares of Time Warner common stock pursuant to the Merger Registration Statement of May 19, 2000 and that one of the funds acquired $60 million of the Company’s debt securities pursuant to a Debt Registration Statement of April 11, 2001. Plaintiffs allege the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. The plaintiff also alleges violations of New Jersey state law for fraud and negligent misrepresentation. The plaintiffs seek an unspecified amount of damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10(b)-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14(a)-9 promulgated thereunder, and Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. The Company believes this lawsuit will be consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 18, 2003, California Public Employees’ Retirement System v. AOL Time Warner Inc. et al. was filed in the California Superior Court, County of Sacramento, naming as defendants the Company, current and former officers, directors and employees of the Company, Ernst & Young and Citigroup, Salomon Smith Barney, Morgan Stanley, Banc of America Securities and J.P. Morgan Chase. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. The plaintiff also alleges violations of the California Corporations Code and state law claims for fraud. The plaintiff seeks disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      On July 18, 2003, California State Teachers’ Retirement System v. AOL Time Warner Inc. et al. was filed in California Superior Court, County of San Francisco, naming as defendants the Company, current and former officers, directors and employees of the Company, Citigroup Global Markets (f/k/a Salomon Smith Barney), Citigroup Inc., Morgan Stanley & Co., Goldman Sachs & Co., Merrill Lynch, Credit Suisse First Boston and Ernst & Young. Plaintiff alleges the Company made material misrepresentations in registration statements for securities acquired by plaintiff in violation of Section 11 of the Securities Act of 1933. The plaintiff also alleges violations of the California Corporations Code and state law claims for fraud and breach of fiduciary duty. The plaintiff seeks unspecified compensatory and punitive damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      On July 18, 2003, Ohio Public Employees Retirement System et al v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. The plaintiffs seek disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      On July 18, 2003, West Virginia Investment Management Board v. Parsons et al. was filed in West Virginia, Circuit Court, Kanawha County naming as defendant the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., and Ernst & Young LLP. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of West Virginia law, breach of fiduciary duty and common law fraud. The plaintiff seeks disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      On July 18, 2003, the Commonwealth of Pennsylvania and certain of its retirement systems and boards filed a request for a writ of summons in the Court of Common Pleas of Philadelphia County notifying defendants of commencement a suit. The named defendants include the Company, certain current and former officers, directors and employees of the Company, America Online, Inc., Time Warner Inc., Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., Ernst & Young LLP, Banc of America Securities LLC and J.P. Morgan Chase & Co. No complaint has yet been filed. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      Reference is made to the lawsuit filed by the California State Teachers’ Retirement System described on page 42 of the 2002 Form 10-K and page 60 of the First Quarter 2003 10-Q. On July 14, 2003 the district court denied plaintiffs’ motion for an order certifying the dismissal of the case for interlocutory appeal.

Update on SEC and DOJ Investigations

      The SEC and the DOJ continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations are focused on transactions principally involving the Company’s America Online unit that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers.

      In the 2002 Form 10-K, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. should be adjusted. For a description of those transactions, see Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 17 to the financial statements in the Company’s 2002 Form 10-K and Note 10 to the Notes to Financial Statements in Part I of this report. At that time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why both the Company and its auditors continued to believe that these transactions had been accounted for correctly.

      The staff of the SEC has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. Recently, the Office of the Chief Accountant of the SEC informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann, A.G. to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and therefore should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the Division of Enforcement of the SEC continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of the advertising provided thereunder.

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant of the SEC that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of Time Warner Cable Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the Company’s America Online unit, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. The Company intends to continue its efforts to cooperate with both the SEC and the Department of Justice investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

      Reference is made to Netscape Communications Corporation v. Microsoft Corporation described on page 44 of the 2002 Form 10-K. The parties entered into a settlement agreement effective May 29, 2003, and the court signed Netscape’s stipulation for dismissal on May 30, 2003. As part of the settlement, Microsoft paid the Company $750 million. In addition, Microsoft agreed to a variety of steps designed to ensure that Microsoft and AOL products work better with each other, including giving AOL the same access to early builds of the Microsoft Windows operating system as Microsoft affords to other third parties as well as providing AOL with seven years of dedicated support by Microsoft engineers who have access to Windows source code, to help AOL with compatibility and other engineering efforts. In addition, the Company and Microsoft entered into a digital media agreement pursuant to which the Company will have access to Microsoft’s digital rights management software and the parties have agreed to work together on a series of initiatives to support the deployment of digital media to consumers in a manner that protects the interests of content businesses. Microsoft has also provided AOL a royalty-free seven-year license to use Microsoft’s Internet Explorer technologies with the AOL client and to provide a new distribution channel for the AOL software to certain PC users by distributing the AOL software disks worldwide to certain smaller PC manufacturers. See Note 1 to Notes to Financial Statements for additional information.

      Reference is made to the ERISA lawsuit filed by the Community Leader volunteers described on page 44 of the 2002 Form 10-K and page 62 of the First Quarter 2003 10-Q. On May 19, 2003, AOL Time Warner, America Online and America Online Community, Inc., filed a motion to dismiss and the AOL Time Warner Administrative Committee and the AOL Administrative Committee filed a motion for judgment on the pleadings. Both of these motions are now pending.

      Reference is made to the Hallissey-related California class action described on page 44 of the 2002 Form 10-K. On June 6, 2003, the California action was removed again to federal court. Plaintiffs have filed for remand to California state court. On June 16, 2003, the defendants filed a notice requesting that the California case be transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey.

      On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. Although the Company is vigorously defending this matter, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

Item 4.     Submission of Matters to a Vote of Security Holders.

      (a)(b)(c) The Annual Meeting of Stockholders of the Company was held on May 16, 2003 (the “2003 Annual Meeting”). The following matters were voted upon at the 2003 Annual Meeting:

(i)	The following individuals were elected directors of the Company for terms expiring in 2004:

			Broker
	Votes For	Votes Withheld	Non-Votes

James L. Barksdale	2,874,325,773	766,014,533	0
Stephen F. Bollenbach	3,493,663,401	146,676,905	0
Stephen M. Case	2,857,262,961	783,077,345	0
Frank J. Caufield	3,507,294,382	133,045,924	0
Miles R. Gilburne	2,376,167,368	1,264,172,938	0
Carla A. Hills	3,517,151,736	123,188,570	0
Reuben Mark	3,518,869,229	121,471,077	0
Michael A. Miles	3,503,218,321	137,121,985	0
Kenneth J. Novack	2,973,033,206	667,307,100	0
Richard D. Parsons	3,499,615,521	140,724,785	0
Franklin D. Raines	3,489,958,301	150,382,005	0
R.E. Turner	3,512,348,138	127,992,168	0
Francis T. Vincent, Jr.	3,494,759,938	145,580,368	0

(ii)	Approval of AOL Time Warner Inc. 2003 Stock Incentive Plan:

			Broker
Votes For	Votes Against	Abstention	Non-Votes

2,549,904,943	1,059,491,279	29,232,226	0

(iii)	Approval of Amended and Restated AOL Time Warner Inc. Annual Bonus Plan for Executive Officers:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

3,322,020,749	283,649,128	32,958,571	0

(iv)	Ratification and approval of the appointment of Ernst & Young LLP as independent auditors of the Company for 2003:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

3,492,457,711	119,149,541	27,021,196	0

(v)	Stockholder proposal regarding China business principles:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

191,422,440	2,348,549,753	256,498,256	842,157,999

(vi)	Stockholder proposal regarding a report on pay disparity:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

199,186,664	2,539,549,644	57,734,150	842,157,990

Item 6.     Exhibits and Reports on Form 8-K.

      (a)     Exhibits.

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

      (b)     Reports on Form 8-K.

Item #		Description	Date

(i)	2	Reporting the closing of TWE Restructuring and related transactions.	March 28, 2003

(ii)	5, 9, 12	Reporting the agreement to sell the Company’s interest in the Comedy Central cable network to Viacom Inc. (Item 5) and furnishing the Company’s results for the quarter ended March 31, 2003 (Items 9 and 12) (the information furnished under Items 9 and 12 is not incorporated by reference into existing or future registration statements).	April 22, 2003

(iii)	5, 9, 12	Reporting the agreement to sell Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses to Cinram International Inc. (Item 5) and furnishing the Company’s results for the quarter ended June 30, 2003 (Items 9 and 12) (the information furnished under Items 9 and 12 is not incorporated by reference into existing or future registration statements).	July 18, 2003

AOL TIME WARNER INC.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOL TIME WARNER INC. (Registrant)

Date: August 13, 2003	/s/ Wayne H. Pace

Wayne H. Pace Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.	By-laws of the registrant as of May 16, 2003.

10.1	AOL Time Warner Inc. 2003 Stock Incentive Plan (incorporated herein by reference to Annex A to the registrant’s proxy statement filed on March 28, 2003).

10.2	AOL Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan.

10.3	$2 Billion 364-Day Revolving Credit Agreement, dated as of July 7, 2003, among the registrant and AOL Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP PARIBAS, as Co-Documentation Agents, with associated Guarantees.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

32.	Certification of Principal Executive Officer and Principal Financial Officer of AOL Time Warner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.