Form 10-Q
period 2003-09-30
TIME WARNER INC
filed 2003-11-07
CIK 1105705

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 2003 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from____________ to____________

Commission file number 1-15062

TIME WARNER INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4099534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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
Yes    X       No   ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    X       No   ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of October 31, 2003

Common Stock — $.01 par value	4,350,560,121
Series LMCN-V Common Stock — $.01 par value	171,185,826

TIME WARNER INC.
INDEX TO FORM 10-Q

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      In September 2003, the Board of Directors of AOL Time Warner Inc. approved changing the name of the company from AOL Time Warner Inc. to Time Warner Inc. The name change became effective on October 16, 2003. Time Warner Inc. (“Time Warner” or the “Company”) classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner’s financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Executive summary. This section provides a brief summary of Time Warner’s results of operations for the three and nine months ended September 30, 2003 and the Company’s financial condition and liquidity as of and for the nine months ended September 30, 2003.

•	Business developments. This section provides a description of business developments that the Company believes are important to understand the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2003 compared to the comparable periods in 2002. This analysis is presented on a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition and cash flows as of and for the nine months ended September 30, 2003.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

Use of Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow

      The Company utilizes Operating Income (Loss) before Depreciation and Amortization, among other measures, to evaluate the performance of its businesses. Operating Income (Loss) before Depreciation and Amortization is considered an important indicator of the operational strength of the Company’s businesses. Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures, such as capital expenditures and investment spending.

      The Company also utilizes Free Cash Flow to evaluate the performance of its businesses. Free Cash Flow is cash provided by continuing operations (as defined by accounting principles generally accepted in the United States) less capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s ability to reduce debt and make strategic investments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Both Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, the Company’s Operating Income (Loss), Net Income (Loss) and various cash flow measures (e.g., Cash Provided by Operations), as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

EXECUTIVE SUMMARY

Results of Operations

      Revenues for the three months ended September 30, 2003 increased 4% over the same period in 2002 to $10.334 billion. Revenues for the nine months ended September 30, 2003 increased 5% to $31.150 billion. The three month period reflects improvements at the Cable and Networks segments which more than offset declines at the other segments. For the nine month period, revenues increased at all divisions except AOL. For the three month period, such revenue gains were evidenced through increased Subscription, Advertising and Content revenues, which more than offset declines in Other revenues primarily at the AOL and Filmed Entertainment segments. For the nine month period, such revenue improvements were evidenced through increased Subscriptions and Content revenues, that more than offset declines in Advertising revenues due to declines at the AOL and Cable segments and Other revenues at the AOL segment. The declines in advertising revenues at AOL and Cable are expected to continue during the remainder of the year.

      Time Warner had net income before the cumulative effect of an accounting change of $553 million (or diluted net income per share of $0.12) for the three months ended September 30, 2003 compared to net income of $57 million (or diluted net income per share of $0.01) in 2002. For the nine months ended September 30, 2003, net income before the cumulative effect of an accounting change was $2.013 billion (or diluted net income per share of $0.44) compared to net income from continuing operations before discontinued operations and cumulative effect of an accounting change of $331 million (or diluted net income per share of $0.07 in 2002).

      The improvement in net income for the three months ended September 30, 2003 over the comparable prior year period reflects an increase in Operating Income, higher investment and other gains and lower investment impairments in 2003. The improvement in net income for the nine months ended September 30, 2003 reflects a decrease in Operating Income and higher interest expense offset by higher investment and other gains as well as lower investment impairments in 2003. In particular, the three month period includes investment gains of approximately $127 million, which includes an approximate $52 million gain on the sale of the Company’s interest in chinadotcom. The nine month period ended September 30, 2003 reflects an approximate $760 million gain on a legal settlement with Microsoft and investment gains of approximately $778 million primarily consisting of the $513 million gain on the sale of the Company’s interest in Comedy Partners L.P. (“Comedy Central”). This compares to investment gains of $0 and $90 million for the three and nine months ended September 30, 2002, respectively. Additionally, both the three and nine months ended September 30, 2003, respectively, reflect lower non-cash investment impairment charges than in 2002. Specifically, the three and nine months ended September 30, 2003 included investment impairment charges of $10 million and $184 million, respectively, as compared to approximately $733 million and $1.678 billion, for the three and nine months ended September 30, 2002. The writedowns in the 2002 period are primarily associated with non-cash charges to reduce the carrying amount of the Company’s investments in Time Warner Telecom Inc. (“Time Warner Telecom”), Gateway Inc., Hughes Electronics Corp. (“Hughes”) and America Online Latin America, Inc. (“AOL Latin America”).

      The Company had Operating Income of $1.401 billion for the three months ended September 30, 2003 compared to $1.315 billion in 2002. For the nine months ended September 30, 2003, Operating Income was $3.837 billion compared to Operating Income of $3.892 billion for the nine months ended September 30, 2002. The increase for the three month period is a result of higher business segment Operating Income before Depreciation and Amortization offset, in part, by an increase in depreciation and amortization expense. The decline for the nine month period is a result of higher depreciation and amortization expense, which more than offset the increase in business segment Operating Income before Depreciation and Amortization.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Operating Income before Depreciation and Amortization increased $186 million (from $2.092 billion to $2.278 billion) for the three months ended September 30, 2003 and increased $330 million (from $6.098 billion to $6.428 billion) for the nine months ended September 30, 2003 over the comparable periods in 2002. Included in these results are several items affecting comparability, including impairments of goodwill and intangible assets, a gain on the disposition of certain assets and merger and restructuring costs, which are discussed below. Excluding these items, Operating Income before Depreciation and Amortization for the three months ended September 30, 2003 increased due to increases at the Cable, Filmed Entertainment and Networks segments offset in part by declines at the AOL, Music, Publishing and Corporate segments. Similarly, excluding these items for the nine months ended September 30, 2003, Operating Income before Depreciation and Amortization increased as a result of increases at the Cable, Filmed Entertainment and Networks segments offset in part by declines at the AOL, Publishing, Music and Corporate segments.

      Excluding impairment charges and gains and losses on the disposition of assets, the year-over-year rate of growth in both Operating Income before Depreciation and Amortization and Operating Income is expected to slow in the fourth quarter of 2003, as the Company faces difficult prior year comparisons in the Filmed Entertainment and Networks segments, higher marketing costs at AOL related to the launch of AOL 9.0 and potential additional restructuring charges at AOL and the Publishing unit’s Time Life business.

      For the three and nine month periods ended September 30, 2003, depreciation expense increased principally due to increases at the Cable and AOL segments. The increase in Cable depreciation expense is due to higher cumulative spending associated with cable system upgrades and customer premise equipment. For the AOL segment, the higher expense was due to an increase in network assets acquired under capital leases.

      For both the three and nine months ended September 30, 2003, amortization expense increased principally due to increases at the Music, Publishing and Filmed Entertainment segments. The increase at the Music segment is principally related to the reduction in the amortization period of recorded music catalog and music publishing copyrights from 20 to 15 years. For the Publishing segment, the increase related to the acquisition of Synapse, a subscription marketing company, for which the purchase price accounting was finalized in the fourth quarter of 2002. For the Filmed Entertainment segment, the increase in amortization expense relates to an increase in the carrying amount of the film library assets due to the purchase price allocation in the restructuring of Time Warner Entertainment Company, L.P. (“TWE Restructuring”), which closed on March 31, 2003.

Cash Flows and Debt Reduction Program

      For the first nine months of 2003, the Company generated $5.2 billion in Cash Flows from Operations and $3.2 billion in Free Cash Flow. As detailed in the tables in the Financial Condition and Liquidity Section, Cash Flows from Operations and Free Cash Flow reflect increased Operating Income before Depreciation and Amortization, and approximately $359 million of net cash received through certain litigation settlements offset by higher interest and taxes.

      As of September 30, 2003, the Company’s consolidated net debt (defined as total debt less cash and cash equivalents) totaled $24.1 billion, compared to $25.8 billion at December 31, 2002. The reduction in net debt reflected more than $2 billion of proceeds from the sale of certain non-strategic investments, including the sale of the Company’s investment in Hughes and its 50% ownership stake in Comedy Central, as well as the generation of $3.2 billion of Free Cash Flow, including the aforementioned net benefit from certain litigation settlements. These sources of debt reduction were offset partially by $813 million of cash used during the second quarter for the repurchase of all non-voting preferred shares in AOL Europe, the incurrence of $2.1 billion of debt by Time Warner Cable Inc. (“TWC Inc.”) as part of the TWE Restructuring and approximately $700 million of debt recorded upon the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in the third quarter of 2003 (Note 1).

      In addition, the debt reduction program will also be positively impacted in the fourth quarter as a result of the sale of Music’s CD and DVD manufacturing and distribution business for approximately $1.05 billion in cash on October 24, 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

BUSINESS DEVELOPMENTS

Sale of Music Manufacturing

      On October 24, 2003, the Company closed the sale of Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses (“WMG Manufacturing”) to Cinram International Inc. (“Cinram”) for $1.05 billion in cash. In connection with this transaction, the Company will record an approximate $600 million gain on sale in the fourth quarter, which will be recorded in Operating Income in the consolidated statement of operations.

      In addition, the Company has entered into long-term manufacturing arrangements under which Cinram will provide manufacturing, printing, packaging and physical distribution for the Company’s DVDs and CDs in North America and Europe. The costs incurred under the manufacturing arrangements will be recognized as inventory as the costs are incurred and as a cost of sale when the related product is sold. The Company believes that the terms of the manufacturing arrangements are at market rates and, accordingly, none of the sale proceeds will be allocated to the manufacturing arrangements.

      Had the previously described sale and manufacturing agreements occurred at the beginning of 2003, excluding the gain, the Company’s Operating Income before Depreciation and Amortization for the nine months ended September 30, 2003 would have been reduced by approximately $165 million. Similarly, depreciation and amortization would have been reduced by approximately $45 million resulting in a reduction in Operating Income of approximately $120 million.

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FIN 46, which requires variable interest entities (often referred to as special purpose entities or SPEs) to be consolidated if certain criteria are met. FIN 46 was effective upon issuance for all variable interest entities created after January 31, 2003 and effective July 1, 2003 for variable interest entities that existed prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46” (“FSP FIN 46-6”), which defers the effective date of FIN 46 until December 31, 2003 for variable interest entities that existed prior to February 1, 2003. FSP FIN 46-6, however, also provided that companies could adopt the provisions of FIN 46 effective July 1, 2003 for some or all of the variable interest entities in which it holds an interest.

      The Company has adopted the provisions of FIN 46 effective July 1, 2003 for those variable interest entities representing lease-financing arrangements with SPEs. Specifically, the Company has utilized variable interest entities on a limited basis, primarily to finance the cost of certain aircraft and property, including the Company’s future corporate headquarters at Columbus Circle in New York City (the “Time Warner Center”) and a new production and operations support center for the Turner cable networks in Atlanta (the “Turner Project”). As a result of initially applying the provisions of FIN 46 to its lease-financing arrangements with SPEs as of July 1, 2003, the Company consolidated net assets and associated debt of approximately $700 million. A majority of the $700 million in debt assumed was subsequently paid off. Additionally, the Company recognized approximately a $12 million charge, net of tax, as the cumulative effect of adopting this new standard.

      The Company has elected to defer the adoption of FIN 46 until December 31, 2003 for its equity investments and joint venture arrangements that may require consolidation pursuant to FIN 46. The Company currently does not believe the impact of adopting FIN 46 for such investment interests will have a material impact on its consolidated financial statements.

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

      On May 29, 2003, Microsoft and Time Warner announced an agreement to settle the pending litigation between Microsoft and Netscape and to collaborate on long-term digital media initiatives that will accelerate the adoption of digital content (the “Microsoft Settlement”). As part of the settlement, Microsoft agreed to pay $750 million to Time Warner and Time Warner agreed to release Microsoft from the Netscape action and related antitrust claims. In addition, Microsoft agreed to a variety of steps designed to ensure that Microsoft and AOL products work better with each other, including giving AOL the same access to early builds of the Microsoft Windows operating system as Microsoft affords to other third parties as well as providing AOL with seven years of dedicated support by Microsoft engineers who have access to Windows source code, to help AOL with compatibility and other engineering efforts. The digital media initiative also established a long-term, nonexclusive license agreement allowing Time Warner the right but not obligation to use Microsoft’s entire Windows Media 9 Series digital media platform, as well as successor Microsoft digital rights management software. Microsoft also agreed to provide AOL with a new distribution channel for its software to certain PC users worldwide. Finally, as part of this settlement, Microsoft agreed to release Time Warner from the obligation to reimburse Microsoft’s attorneys fees in connection with an arbitration ruling under a 1996 distribution agreement.

      In determining the gain recognized in connection with the Microsoft Settlement, the Company evaluated the fair value of all elements received in addition to the cash payment of $750 million. The Company has estimated the value of the non-cash elements received in connection with the Microsoft Settlement aggregated approximately $10 million. Accordingly, the total gain recognized by Time Warner as a result of the Microsoft Settlement is approximately $760 million, which is included in “Other income (expense), net,” in the Company’s consolidated statement of operations for the nine months ended September 30, 2003.

Update on SEC and DOJ Investigations

      The Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations are focused on transactions principally involving the Company’s America Online unit that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers.

      In its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”), which was filed with the SEC on March 28, 2003, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG should be adjusted. For a description of those transactions, see Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 17 to the financial statements in the Company’s 2002 Form 10-K. At that time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why both the Company and its auditors continued to believe that these transactions had been accounted for correctly.

      The staff of the SEC has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. In July 2003, the Office of the Chief Accountant of the SEC informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann AG to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and therefore should have been reflected as a reduction in the purchase price for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the Division of Enforcement of the SEC continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of advertising provided thereunder.

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of Time Warner Cable Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the Company’s America Online unit, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. The Department of Justice also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the Department of Justice investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are other unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

TWE Restructuring

      Prior to the restructuring discussed below, a majority of Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corporation (“Comcast”).

      On March 31, 2003, Time Warner and Comcast completed the TWE Restructuring. As a result of the TWE Restructuring, Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office and TWE’s interests in The WB Network, Comedy Central (which was subsequently sold) and the Courtroom Television Network (“Court TV”). Additionally, all of Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE, are now controlled by a new subsidiary of Time Warner called Time Warner Cable Inc. (“TWC Inc.”) As part of the restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received Time Warner preferred stock, which will be converted into $1.5 billion of Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC Inc. as part of the TWE Restructuring.

      Comcast’s 21.0% economic interest in TWC Inc.’s cable business, is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The additional ownership interests acquired by Time Warner in the TWE Restructuring have been accounted for as a step acquisition and are reflected in the accompanying balance sheet as of September 30,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

2003. (Note 4). The purchase price allocation is preliminary, as the Company is in the process of completing a valuation study to identify and value the net assets acquired.

Debt Reduction Plan

      In January 2003, the Company announced its intention to reduce its overall level of indebtedness. Specifically, it is the Company’s intention to reduce consolidated net debt (defined as total debt less cash and cash equivalents) to within a range of 2.25 to 2.75 times annual Operating Income before Depreciation and Amortization, excluding the impairment of intangible assets and gains and losses on asset disposals, by the end of 2003. In addition, the Company announced that it intends to reduce total consolidated net debt to approximately $20 billion by the end of 2004. The Company anticipates that the reduction in net debt will be achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-strategic assets. As part of this initiative, the Company reduced its net debt from $25.8 billion as of December 31, 2002 to $24.1 billion as of September 30, 2003. This reduction in net debt reflected more than $2 billion in proceeds from the sale of certain non-strategic investments, including the sale of the Company’s investment in Hughes ($783 million) and its 50% interest in Comedy Central ($1.225 billion). Also contributing to the reduction in net debt is Free Cash Flow of approximately $3.2 billion during the nine month period, including net cash of $359 million received from litigation settlements. These items were partially offset by the incurrence of approximately $2.1 billion of incremental debt as part of the TWE Restructuring, $813 million of incremental net debt incurred to repurchase non-voting preferred shares of AOL Europe and approximately $700 million of debt recorded upon the Company’s adoption of FIN 46 (Note 1).

      As discussed above, on October 24, 2003, the Company closed the sale of WMG Manufacturing for $1.05 billion in cash to Cinram. Additionally, the Company continues to explore the sale of other non-strategic assets.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

Discontinued Operations

      During June 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”), resulting in Advance/Newhouse assuming responsibility for the day-to-day operations of, and an economic interest in, certain TWE-A/N cable systems. As a result, Time Warner deconsolidated the financial position and operating results of these systems and has reflected the 2002 operating results of these systems as discontinued operations. Revenues and net income from the discontinued operations totaled $715 million and $1 million, respectively, for the six months ended June 30, 2002 (the most recent reported period prior to the deconsolidation). Discontinued operations for the nine months ended September 30, 2002 reflects a $188 million pretax gain.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Other Items Affecting Comparability

      As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Time Warner’s operating results has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended		Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(millions)		(millions)
Merger and restructuring costs	$(46)	$(77)	$(82)	$(184)
Impairment of goodwill and intangible assets	(41)	—	(318)	—
Gain on disposal of assets	—	—	43	—

Impact on Operating Income	(87)	(77)	(357)	(184)

Microsoft Settlement	—	—	760	—
Investment gains	127	—	778	90
Impairment of investments	(10)	(733)	(184)	(1,678)

Impact on other income (expense), net	117	(733)	1,354	(1,588)

Pretax impact	30	(810)	997	(1,772)
Income tax impact	(13)	324	(419)	709

After-tax impact	$17	$(486)	$578	$(1,063)

      For the nine months ended September 30, 2003, the above amounts included (i) merger and restructuring costs of $82 million (Note 2); (ii) impairment losses of $318 million recorded to reduce the carrying value of certain intangible assets at the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team), and certain goodwill and intangible assets of the Time Warner Book Group which were recorded at the time of the merger of America Online and Historic TW Inc. (formerly named Time Warner Inc.) (the “America Online-Historic TW merger”) (Note 1); (iii) a $43 million gain on the sale of the Company’s interests in a UK theater chain, which had been previously consolidated by the Filmed Entertainment segment; (iv) a gain of approximately $760 million related to the Microsoft Settlement (Note 10); (v) $778 million in gains related to certain investments, including a $513 million gain from the sale of the Company’s interest in Comedy Central, a $50 million gain from the sale of the Company’s interest in Hughes, a $52 million gain from the sale of the Company’s interest in chinadotcom and $66 million in gains ($17 million in the third quarter) from the sale of the Company’s equity interests in certain international theater chains; and (vi) non-cash charges of $184 million, which is comprised of $200 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $16 million of gains to reflect market fluctuations in equity derivative instruments (Note 3).

      With the closing of the sale of WMG Manufacturing in October 2003 and a possible transaction involving the Music segment’s recorded music business, the Company will be performing an impairment review of Music’s remaining intangible assets in the fourth quarter. Based on the continued decline in the worldwide music industry, due in part to the negative effects from piracy, the Company believes it is probable that an impairment charge of the remaining Music intangible assets ranging from $1.2 to $1.6 billion will be recognized in the fourth quarter. It is anticipated that any impairment charge recognized will be partially offset by the expected gain of approximately $600 million on the sale of WMG Manufacturing. Some of the factors that will affect the magnitude of the impairment include management’s operating plans and budgets for the remaining Music business as well as the status of the Company’s negotiation of a possible transaction involving the Music segment’s recorded music business, including the fair value information obtained therefrom. Any impairment charge would be non-cash in nature and, therefore, is not expected to affect the Company’s liquidity or result in non-compliance with any debt covenants. The Company would record any such non-cash charge as a component of Operating Income.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      For the nine months ended September 30, 2002, these items included (i) merger and restructuring costs of $184 million (Note 2), (ii) $90 million in gains on the sale of certain investments and (iii) a non-cash charge of $1.678 billion, which consists of $1.685 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $7 million of gains to reflect market fluctuations in equity derivative instruments. Included in the $1.685 billion charge relating to other-than-temporary declines in value is a $796 million non-cash charge to reduce the carrying value of Time Warner’s investment in Time Warner Telecom, a 44% owned equity investment (Note 3), a $140 million non-cash charge to reduce the carrying value of Gateway Inc., a $505 million non-cash charge to reduce the carrying value of Hughes and a $106 million charge for AOL Latin America.

Consolidated Results

      Revenues. Consolidated revenues increased 4% to $10.334 billion for the three months ended September 30, 2003. For the nine months ended September 30, 2003, consolidated revenues increased 5% to $31.150 billion. As shown below, these increases were led by growth in Subscription, Advertising and Content revenues, offset in part by a decline in Other revenues for the three month period, and for the nine month period, there were increases in Subscription and Content revenues, offset in part by declines in Advertising and Other revenues:

	Three Months Ended			Nine Months Ended

	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change

	(millions)			(millions)
Subscription	$5,150	$4,818	7%	$15,203	$14,032	8%
Advertising	1,424	1,388	3%	4,440	4,475	(1%)
Content	3,285	3,244	1%	10,094	9,369	8%
Other	475	513	(7%)	1,413	1,697	(17%)

Total revenues	$10,334	$9,963	4%	$31,150	$29,573	5%

      For the three and nine months ended September 30, 2003, the increase in Subscription revenues was due principally to double-digit increases at the Cable segment due primarily to the continued deployment of new services, higher rates and basic subscriber growth as well as increases at the AOL segment, primarily related to the favorable changes in foreign currency exchange rates, and the Networks segment, primarily driven by an increase in the number of overall subscribers and higher subscription rates at both Turner and at HBO and a $45 million benefit from the resolution of certain contractual agreements. For the three months ended September 30, 2003, these increases were partially offset by a decline at the Publishing segment resulting from several publications having one fewer issue in the third quarter of 2003 as compared to the third quarter of 2002. For the nine months, the Publishing segment improved due to lower subscription agent commissions (which are netted against revenue) in the first quarter, which more than offset the third quarter decline.

      The increase in Advertising revenues for the three months ended September 30, 2003 was primarily related to growth at the Networks segment resulting from a strong television advertising market that benefited Turner’s domestic entertainment networks and The WB Network. These increases were partially offset by declines at the AOL segment, due principally to the decline in the current benefit from prior period contract sales, and the Cable segment, due to a decrease in program vendor advertising. For the nine months ended September 30, 2003, Advertising revenues decreased primarily as a result of the AOL and Cable segments due to the factors noted above, which were partially offset by the increases described above for the Networks segment. The decline in the benefit from prior year contracts at the AOL segment and program vendor advertising at the Cable segment are both expected to continue throughout the remainder of 2003.

      For the three months ended September 30, 2003, Content revenues increased primarily as a result of higher licensing and syndication revenue associated with Everybody Loves Raymond at the Networks segment. These improvements were partially offset by difficult comparisons to the prior year primarily at the Filmed Entertainment segment. For the nine months ended September 30, 2003, the increase in Content revenues related primarily to the Filmed Entertainment segment due to the worldwide box office success of The Matrix Reloaded, contributions from the Lord of the Rings franchise and higher worldwide DVD revenues and due to HBO’s first quarter 2003 home

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

video release of My Big Fat Greek Wedding, higher ancillary sales of HBO programming and syndication revenue associated with Everybody Loves Raymond at the Networks segment.

      The decline in Other revenues for the three and nine months ended September 30, 2003 was primarily due to the AOL segment’s decision to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience. The declines are expected to continue through the remainder of 2003. Other revenues were also reduced, due to the sale of a consolidated UK theater chain at the Filmed Entertainment segment in the second quarter of 2003.

      Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income (Loss)

      The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income (Loss) for purposes of the discussions that follow:

	Three Months Ended			Nine Months Ended

	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change

	(millions)			(millions)
Operating Income before Depreciation and Amortization	$2,278	$2,092	9%	$6,428	$6,098	5%
Depreciation	(671)	(596)	13%	(1,979)	(1,686)	17%
Amortization	(206)	(181)	14%	(612)	(520)	18%

Operating Income	1,401	1,315	7%	3,837	3,892	(1%)
Interest expense, net	(459)	(489)	(6%)	(1,400)	(1,306)	7%
Other income (expense), net	36	(851)	NM	1,205	(1,837)	NM
Minority interest expense	(59)	(55)	7%	(175)	(139)	26%

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	919	(80)	NM	3,467	610	NM
Income tax (provision) benefit	(366)	25	NM	(1,454)	(279)	NM
Discontinued operations	—	112	NM	—	113	NM
Cumulative effect of accounting change	(12)	—	NM	(12)	(54,235)	NM

Net income (loss)	$541	$57	NM	$2,001	$(53,791)	NM

      Operating Income before Depreciation and Amortization. Operating Income before Depreciation and Amortization increased 9% to $2.278 billion for the three months ended September 30, 2003 from $2.092 billion in 2002. For the nine months ended September 30, 2003, Operating Income before Depreciation and Amortization increased 5% to $6.428 billion from $6.098 billion in 2002.

      Included in these results were several items affecting comparability, including impairments of goodwill and intangible assets, a gain on disposition of certain assets and merger and restructuring costs, which are discussed below. Excluding these items, Operating Income before Depreciation and Amortization for the three and nine months ended September 30, 2003 increased as a result of improvements at the Cable, Filmed Entertainment and Networks segments, offset in part by declines at the AOL, Music, Publishing and Corporate segments. The segment variations are discussed in detail under “Business Segment Results” below.

      Excluding impairment charges and gains and losses on the disposition of assets, the rate of growth for the full year in both Operating Income before Depreciation and Amortization and Operating Income is expected to slow relative to the growth rate in the first nine months of 2003, as the Company faces difficult prior year comparisons in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the Filmed Entertainment and Networks segments, higher marketing costs at AOL related to the launch of 9.0 and potential additional restructuring charges at AOL and the Publishing unit’s Time Life business.

      Impairments of Goodwill and Intangible Assets. For the three and nine months ended September 30, 2003, Operating Income before Depreciation and Amortization includes $41 million and $219 million of impairment charges, respectively, at the Networks segment, related to the writedown of the intangible assets of the winter sports teams and a $99 million impairment charge for the nine months ended September 30, 2003 related to the writedown of goodwill and intangible assets of the Time Warner Book Group at the Publishing segment. These impairments were recognized as a result of fair value information obtained during the periods through negotiations with third parties about the potential disposition of these businesses.

      Gain on Disposition of Assets. For the nine months ended September 30, 2003, Operating Income before Depreciation and Amortization includes a $43 million gain related to the sale of a UK theater chain, which had been previously consolidated by the Filmed Entertainment segment.

      Merger and Restructuring Costs. For the three months ended September 30, 2003, Operating Income before Depreciation and Amortization includes merger and restructuring costs of $46 million, including $26 million at the AOL segment related to various lease facility terminations, $13 million at the Networks segment related to lease facility terminations, $4 million at the Music segment and $3 million at the Publishing segment related to various employee and contractual terminations (Note 2). For the three months ended September 30, 2002, Operating Income before Depreciation and Amortization included merger and restructuring costs of $77 million, including $67 million at the AOL segment for termination of the AOL segment’s lease obligations for network modems that are no longer being used because network providers have upgraded their networks to a newer technology (Note 2). The remaining $10 million occurred at the Corporate segment, which related to various employee and contractual terminations (Note 2).

      For the nine months ended September 30, Operating Income before Depreciation and Amortization included merger and restructuring costs of $82 million in 2003 and $184 million in 2002. The 2003 costs included $30 million at the AOL segment, $21 million at the Networks segment, $21 million at the Publishing segment and $10 million at the Music segment related to various employee and contractual terminations and various lease facility terminations. The 2002 costs included $142 million at the AOL segment, $5 million at the Music segment and $37 million at Corporate. The 2002 costs included $53 million related to workforce reductions and $131 million for terminations of the AOL segment’s lease obligations for network modems that are no longer being used because network providers have upgraded their networks to a newer technology (Note 2).

      As discussed further below, the Company expects to incur additional restructuring costs at the AOL unit ranging from $30 million to $60 million and at its Publishing unit’s Time Life business ranging from $20 million to $40 million.

      Corporate Operating Loss before Depreciation and Amortization. Time Warner’s Corporate Operating Loss before Depreciation and Amortization increased to $109 million and $322 million for the three and nine months ended September 30, 2003, respectively, from $97 million and $283 million in the comparable prior year periods. Included in these amounts are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits ($13 million and $48 million were incurred in the three and nine month periods ended September 30, 2003, respectively, compared to $10 million for the three and nine months of 2002). It is not yet possible to predict the outcome of these investigations, and costs are expected to continue to be incurred in future periods. In addition, the three and the nine months ended September 30, 2003 include approximately $6 million of costs associated with TWC Inc.’s potential initial public offering, which has been delayed, and $5 million of costs incurred associated with negotiations with third parties regarding possible transactions involving the recorded music business. The three and nine months ended September 30, 2002 also includes $10 million and $37 million, respectively, of restructuring charges, which primarily related to severance costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The Company expects to incur charges of approximately $50 million over the next three quarters associated with the planned relocation of certain operations from the current corporate headquarters. Approximately half of the expected charge represents a non-cash write-off of the fair value lease adjustment which was established in purchase accounting at the time of the America Online-Historic TW merger.

      Depreciation Expense. For the three months ended September 30, depreciation expense increased to $671 million in 2003 from $596 million in 2002. For the nine months ended September 30, depreciation expense increased to $1.979 billion in 2003 from $1.686 billion in the same period in 2002 principally due to increases at the Cable and AOL segments. For the AOL segment, the higher expense was due to an increase in network assets acquired under capital leases. As a result of an increase in the amount of capital spending on customer premise equipment in recent years, a larger portion of the Cable segment’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Additionally, the Cable division completed the upgrades of its Cable systems in mid-2002. Depreciation expense relating to these shorter-lived assets, coupled with existing depreciation expense relating to the upgraded cable systems, has resulted in the increase in overall depreciation expense.

      Amortization Expense. For the three months ended September 30, amortization expense increased to $206 million in 2003 from $181 million in 2002 and to $612 million for the nine months ended September 30, 2003, from $520 million in the same period in 2002. These increases are principally due to increases at the Music, Publishing and Filmed Entertainment segments. The increase at the Music segment is principally related to the reduction in the amortization period of music publishing copyrights and recorded music catalog from 20 to 15 years. For the Publishing segment, the increase related to the acquisition of Synapse, a subscription marketing company, whose purchase price allocation was finalized in the fourth quarter of 2002. For Filmed Entertainment, the increase relates to an increase in carrying value of the film library assets due to the purchase price allocation in the TWE Restructuring.

      Operating Income. Time Warner’s Operating Income increased 7% for the three months ended September 30, 2003 and declined 1% for the nine month period ended September 30, 2003 as compared to the same periods in 2002. This reflects the change in business segment Operating Income before Depreciation and Amortization noted above, offset by an increase in depreciation and amortization expense as previously discussed.

      Interest Expense, Net. Interest expense, net, decreased to $459 million for the three months ended September 30, 2003, from $489 million in 2002 primarily due to lower average levels of debt and lower average rates in 2003. Interest expense increased to $1.400 billion for the nine months ended September 30, 2003, from $1.306 billion in 2002, primarily due to a change in the mix of debt from lower rate short-term floating rate debt to higher rate long-term fixed rate debt as well as lower interest income resulting from the sale of AOL’s investment in Hughes. This was offset in part by lower average rates in 2003 on floating rate debt.

      Other Income (Expense), Net. Other income (expense), net, detail is shown in the table below:

	Three Months Ended		Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(millions)		(millions)
Investment related gains	$127	$—	$778	$90
Loss on writedown of investments	(10)	(733)	(184)	(1,678)
Microsoft Settlement	—	—	760	—
All other	(81)	(118)	(149)	(249)

Other income (expense), net	$36	$(851)	$1,205	$(1,837)

      For the three and nine months ended September 30, 2003, investment-related gains were $127 million and $778 million, respectively, as compared to $0 million and $90 million for the three and nine months ended September 30, 2002, respectively. For the nine months ended September 30, 2003, the $778 million included a $513 million gain on the sale of the Company’s interest in Comedy Central in the second quarter, a $50 million gain from the sale of the Company’s interest in Hughes in the first quarter and a $52 million gain on the sale of the Company’s interest in chinadotcom in the third quarter. Other income (expense), net also includes $66 million ($17 million in the third quarter) related to gains on the sale of the Company’s equity interest in several international theater chains. For the nine months ended September 30, 2002, the Company recognized investment related gains of $90 million, including

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

a $59 million gain from the sale of a portion of the Company’s interest in the Columbia House Company Partnerships and a $31 million gain on the redemption of approximately 1.6 million shares of preferred stock of TiVo Inc.

      For the three and nine months ended September 30, 2003, the Company recorded non-cash charges of $10 million and $184 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments. For the three and nine months ended September 30, 2002, the Company recorded non-cash charges of $733 million and $1.678 billion, respectively. Included in the 2003 nine months charge was a writedown of $77 million for AOL Japan and a $71 million writedown for n-tv KG (“NTV-Germany”). Included in the $1.678 billion charge for the nine months ended September 30, 2002, was a $796 million ($24 million in the three month period) charge to reduce the carrying value of Time Warner’s investments in Time Warner Telecom Inc., a 44% owned equity investment (Note 3), and a $140 million ($39 million in the three month period) charge related to Gateway, Inc., a $505 million third quarter non-cash charge to reduce the carrying value of Hughes and a $106 million third quarter non-cash charge for AOL Latin America. Excluding equity method investees, as of September 30, 2003, the fair value and carrying value of the Company’s investment portfolio were $1.459 billion and $1.342 billion, respectively.

      In addition, the nine months ended September 30, 2003 includes a $760 million gain related to the Microsoft Settlement (Note 1). Excluding the impact of the items discussed above, Other income (expense), net, improved in 2003 as compared to the prior year primarily from a reduction of losses from equity method investees.

      Minority Interest. For the three and nine months ended September 30, 2003, Time Warner had $59 million and $175 million of minority interest expense, respectively, compared to $55 million and $139 million for the three and nine months in 2002, respectively. The increase in minority interest expense was related to additional minority interest expense for Comcast’s interest in TWC Inc., offset in part by the elimination of minority interest in AOL Europe as a result of the Company’s repurchase of the remaining preferred securities and accrued dividends in April 2003.

      Income Tax Provision. Time Warner had income tax expense of $366 million for the three months ended September 30, 2003, compared to a $25 million income tax benefit in 2002. The Company’s pretax income before discontinued operations and cumulative effect of accounting change in the three month period was $919 million in 2003 compared to a loss of $80 million in 2002. Applying the 35% U.S. federal statutory rate to pretax income would result in income tax expense of $322 million in 2003 and an income tax benefit of $28 million in 2002. However, the Company’s actual income tax expense (benefit) differs from these amounts primarily as a result of state and local income taxes.

      The Company had income tax expense of $1.454 billion for the nine months ended September 30, 2003, compared to $279 million in 2002. The Company’s pretax income before discontinued operations and cumulative effect of accounting change in the nine month period was $3.467 billion in 2003 compared to $610 million in 2002. Applying the 35% U.S. federal statutory rate to pretax income would result in income tax expense of $1.213 billion in 2003 and $214 million in 2002. However, the Company’s actual income tax expense (benefit) differs from these amounts primarily as a result of state and local income taxes.

      As of September 30, 2003, the Company has a $1.2 billion deferred tax asset related to a net capital loss carryforward of approximately $3 billion, which consists primarily of a $4 billion capital loss generated in the first quarter of 2003 from a tax restructuring of certain foreign operations, partially offset by a capital gain of $1 billion generated in the second quarter on the sale of Comedy Central. This carryforward expires in 2008. In addition, the Company has recognized deferred tax assets of approximately $800 million on unrealized losses related to investment impairments recorded in prior periods. At the present time, there is significant uncertainty regarding the future realization of the remaining net capital loss carryforward and the unrealized losses. Therefore, the Company is maintaining a valuation allowance of $1.6 billion against these deferred tax assets.

      As of September 30, 2003, the Company had net operating loss carryforwards of approximately $9.8 billion, primarily resulting from stock option exercises. These carryforwards are available to offset future U.S. Federal

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

taxable income of the Company and its subsidiaries included in the consolidated Federal income tax return of the Company and are, therefore, expected to reduce Federal income taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2018 through 2021.

      Net Income (Loss) and Net Income (Loss) Per Common Share. Time Warner had net income of $541 million for the three months ended September 30, 2003 compared to $57 million in 2002. Basic and diluted net income per common share was $0.12 for the three months ended September 30, 2003 compared to basic and diluted net income per common share of $0.01 in 2002.

      For the nine months ended September 30, 2003, net income was $2.001 billion compared to a net loss of $53.791 billion in 2002. Basic net income per common share was $0.45 and diluted net income per share was $0.43 in 2003 compared to basic and diluted net loss per common share of $12.09 in 2002. Excluding the impact of the cumulative effect of an accounting change and discontinued operations in 2002, the basic and diluted net income per share was $0.07.

      The improvement in net income for the three months ended September 30, 2003 over the comparable prior year period reflects an increase in Operating Income and higher investment and other gains and lower investment impairments in 2003. The improvement in net income for the nine months ended September 30, 2003 reflects a decrease in Operating Income and higher interest expense offset by higher investment and other gains and lower investment impairments in 2003. In particular, the three month period included investment gains of approximately $127 million, which included an approximate $52 million gain on the sale of the Company’s interest in chinadotcom. The nine month period ended September 30, 2003 reflects an approximate $760 million gain on a legal settlement with Microsoft and investment gains of approximately $778 million primarily consisting of the $513 million gain on the sale of the Company’s interest in Comedy Central. This compares to investment gains of $0 and $90 million for the three and nine months ended September 30, 2002, respectively. Additionally, both the three months and nine months ended September 30, 2003, respectively, reflect lower non-cash investment impairment charges than in 2002. Specifically, the three and nine months ended September 30, 2003 included investment impairment charges of $10 million and $184 million, respectively, as compared to approximately $733 million and $1.678 billion, for the three and nine months ended September 30, 2002. The writedowns in the 2002 period are primarily associated with non-cash charges to reduce the carrying amount of the Company’s investments in Time Warner Telecom Inc., Gateway Inc., Hughes and AOL Latin America.

Business Segment Results

      AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended			Nine Months Ended

	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change

	(millions)			(millions)
Revenues:
Subscription	$1,892	$1,827	4%	$5,691	$5,330	7%
Advertising	178	267	(33%)	583	998	(42%)
Other	45	121	(63%)	170	444	(62%)

Total revenues	$2,115	$2,215	(5%)	$6,444	$6,772	(5%)

Operating Income before Depreciation and Amortization	$371	$365	2%	$1,206	$1,182	2%
Depreciation	(179)	(165)	8%	(527)	(452)	17%
Amortization	(42)	(39)	8%	(125)	(121)	3%

Operating Income	$150	$161	(7%)	$554	$609	(9%)

      The growth in Subscription revenues was primarily related to the favorable impact of foreign currency exchange rates ($46 million and $177 million for the three and nine months ended September 30, 2003, respectively), subscriber growth and price increases at AOL Europe, as well as the expansion of domestic broadband subscribers in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

2003 compared to the same period in 2002. These gains were partially offset by year-over-year declines in domestic AOL narrowband and CompuServe worldwide membership and a $24 million increase in VAT at AOL Europe, which is a result of a change in European law, which took effect July 1, 2003.

      The number of AOL brand subscribers in the U.S. was approximately 24.7 million at September 30, 2003 compared to approximately 25.3 million at June 30, 2003, 26.5 million at December 31, 2002 and 26.7 million at September 30, 2002. The sequential quarterly decline in domestic AOL brand subscribers resulted from a number of factors, including the continued subscriber cancellations and terminations; a reduction in direct marketing response rates; the continued maturing of narrowband services; subscribers adopting other narrowband and broadband services; and a reassessment of various marketing programs, partially offset by growth in broadband subscribers. The Company anticipates that this decline in its narrowband subscriber base will likely continue because of these factors. In addition, the movement toward AOL broadband services could negatively impact future results of operations due to lower pricing on basic broadband services.

      The year over year decline in subscribers relates to a decline in the narrowband subscribers due to the factors noted above, offset in part by growth in broadband subscribers. In addition, the decline in subscribers reflects the Company’s identifying and removing from the subscriber base (during the second quarter of 2003) non-paying members consisting principally of members failing to complete appropriately the registration and payment authorization process and members who have been prevented from using the service due to online conduct violations (e.g. spamming, inappropriate language) who have not properly addressed the violation.

      The average monthly subscription revenue per domestic subscriber (“ARPU”) for the three and nine months ended September 30, 2003 increased 5% and 3%, respectively, to $19.28 and $18.81, respectively, as compared to $18.34 and $18.19 for the three and nine months ended September 30, 2002, respectively. The change in domestic subscription ARPU was primarily related to the termination of non-paying members at the end of the second quarter of 2003 as well as changes in the mix of narrowband and broadband product, customer pricing plans, the level of service provided (full connectivity versus Bring Your Own Access (“BYOA”)), and by changes in the terms of AOL’s relationships with its broadband cable, DSL, and satellite partners.

      AOL brand subscribers consist of broadband and narrowband members that are classified based on price plans, rather than the speed of a member's connection. The majority of AOL’s domestic subscribers are on unlimited pricing plans. Additionally, AOL has entered into certain bundling programs with Original Equipment Manufacturers (“OEMs”) that generally do not result in subscription revenues during introductory periods, and previously had sold bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. As of September 30, 2003, of the 24.7 million domestic AOL members, approximately 79% were on unlimited pricing plans (including 8% under various free trial, member service and retention programs), 16% were on lower priced plans, including BYOA plans, limited usage plans and bulk employee programs with strategic partners (the weighted average monthly subscription revenue for these lower priced plans was approximately $11.13) and the remaining 5% were on OEM bundled plans. As of June 30, 2003, of the 25.3 million domestic AOL members, approximately 80% were on unlimited pricing plans (including 9% under various free trial member service and retention programs), 15% were on lower priced plans, including BYOA plans, limited usage plans and bulk employee programs with strategic partners (the weighted average monthly rate for these lower priced plans was approximately $10.77), and the remaining 5% were on OEM bundled plans. As of December 31, 2002, of the 26.5 million domestic AOL members, approximately 81% were on unlimited pricing plans (including 10% under various free trial, member service and retention programs), 13% were on lower priced plans, including BYOA, bulk employee programs with strategic partners, and limited usage plans (the weighted average monthly rate for these lower priced plans was approximately $10.80), and the remaining 6% were on OEM bundled plans.

      The number of AOL brand subscribers in Europe was 6.3 million at September 30, 2003 and the average monthly subscription revenue per European subscriber for the third quarter and first nine months of 2003 was $18.91 and $18.63, respectively. This compares to AOL brand subscribers in Europe of 6.2 million, 6.4 million and 6.1 million at June 30, 2003, December 31, 2002 and September 30, 2002, respectively, and an average monthly subscription revenue per European subscriber for the three and nine months ended September 30, 2002 of $15.48

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

and $14.37. The average monthly subscription revenue per European subscriber in 2003 was impacted by the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro relative to the U.S. Dollar and price increases implemented in the second quarter of 2003 and in mid-2002 in various European countries offering the AOL service. The decline in AOL brand subscribers was in part related to a reduction in inactive subscribers under various pay-for-usage plans.

      The declines in Advertising revenues is principally due to a reduction in revenues from prior period contract sales of $96 million and $413 million for the three and nine months ended September 30, 2003, respectively. Domestic contractual commitments received in prior periods contributed Advertising revenue of $68 million and $256 million in the three and nine month periods ended September 30, 2003, respectively, compared to $164 million and $669 million in the comparable prior year periods. Of the $669 million of Advertising revenue from contractual commitments for the nine months ended September 30, 2002, $10 million was recognized as the result of terminations. There were no terminations in any other period that resulted in additional revenues. The decline in Advertising revenues also reflects a decrease in the intercompany sales of advertising to other business segments of Time Warner in 2003 as compared to 2002 (from $37 million to $1 million for the three month period and from $141 million to $36 million for the nine month period) principally due to a change in the treatment of intercompany advertising barter. During the second quarter, there was a change in the application of AOL’s policy for intercompany advertising barter transactions which reduced both the amount of intercompany advertising revenues and advertising expenses by approximately $14 million and $44 million for the three and nine month periods, respectively. This change, however, had no impact on the AOL segment’s Operating Income or its Operating Income before Depreciation and Amortization. In addition, because intercompany transactions are eliminated on a consolidated basis, this change in policy did not impact the Company’s consolidated results of operations. The decline in Advertising revenue was partially offset by increased transaction-based revenue from certain advertising contracts.

      Of the $178 million of Advertising revenue for the three months ended September 30, 2003, $72 million related to the five most significant advertisers. Similarly, of the $267 million of Advertising revenue for the three months ended September 30, 2002, $97 million related to the five most significant advertisers, including $54 million related to Bertelsmann (see “Note 10 — Update on SEC and DOJ Investigations”). Of the $583 million of Advertising revenue for the nine months ended September 30, 2003, $221 million related to the five most significant advertisers. Similarly, of the $998 million of Advertising revenue for the nine months ended September 30, 2002, $361 million related to the five most significant advertisers, including $221 million related to Bertelsmann. Advertising revenue from the five most significant domestic advertisers is expected to decline in both absolute terms and as a percentage of total advertising revenue as large advertising contracts expire and are replaced with smaller advertising arrangements.

      Domestic advertising commitments for future periods declined to $277 million as of September 30, 2003 as compared with $514 million as of December 31, 2002 and $648 million as of September 30, 2002. In addition to the prior period commitments recognized in revenue, the remaining commitments were reduced by $18 million and $78 million for the three months ended September 30, 2003 and 2002, respectively, and $153 million and $343 million for the nine months ended September 30, 2003 and 2002, respectively, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Included in the $277 million of advertising commitments for future periods as of September 30, 2003 is $163 million for the five largest advertising commitments. Similarly, the $648 million of advertising commitments for future periods as of September 30, 2002 includes $217 million for the five largest commitments.

      The Company expects to complete performance on more than one-fifth of its remaining domestic advertising commitments by the end of 2003. Additional terminations or restructurings of advertising commitments could cause further declines in future consideration to be received and revenue that would otherwise be recognized. As services under certain large, longer-term contracts signed in previous periods are completed, the Company expects to enter into fewer long-term contracts and to reduce its reliance on long-term arrangements, including arrangements which involve significant non-advertising components. The Company expects that domestic advertising commitments will stay in the current range as new sales are projected to replace amounts currently being recognized as revenue.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The decrease in Other revenues for the three and nine months ended September 30, 2003 is primarily due to the Company’s decision to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience. The declines are expected to continue throughout 2003.

      The increase in Operating Income before Depreciation and Amortization for the three months ended September 30, 2003 reflects lower merger and restructuring charges in 2003 ($26 million), compared to 2002 ($67 million) (Note 2). Excluding these charges, Operating Income Before Depreciation and Amortization declined reflecting the overall decline in total revenues, as discussed above, and increased broadband marketing and broadband network expenses. This was offset in part by lower domestic narrowband network expenses partially related to a reduction in operating lease expense associated with greater use of capital leases.

      For the nine months ended September 30, 2003, the 2% increase in Operating Income before Depreciation and Amortization is principally due to lower merger and restructuring costs in 2003 ($30 million) compared to 2002 ($142 million) (Note 2), lower equipment leasing costs and the benefit of a one-time sales tax settlement of $20 million recorded in the first quarter of 2003. Excluding these items, Operating Income before Depreciation and Amortization decreased primarily due to lower Advertising and Other revenues, offset in part by improved results at AOL Europe and lower domestic network expenses partially related to the decision to make greater use of capital leases as opposed to operating leases.

      For the three and nine months ended September 30, 2003, the decline in Operating Income is due to the increase in depreciation expense primarily due to an increase in network assets acquired under capital leases, partially offset in part by the increase in Operating Income before Depreciation and Amortization discussed above.

      Growth rates for Operating Income before Depreciation and Amortization and Operating Income are expected to slow in the fourth quarter relative to that achieved in the first nine months due to the continuing negative impact of changes in European VAT laws, as well as potential additional restructuring costs ranging from $30 million to $60 million related to AOL management’s review of its occupancy needs at various AOL locations. In addition, the Company expects to increase its marketing expenses related to its launch of AOL 9.0.

      Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended			Nine Months Ended

	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change

	(millions)			(millions)
Revenues:
Subscription	$1,816	$1,601	13%	$5,361	$4,722	14%
Advertising	115	152	(24%)	335	476	(30%)

Total revenues	$1,931	$1,753	10%	$5,696	$5,198	10%

Operating Income before Depreciation and Amortization	$752	$680	11%	$2,195	$2,007	9%
Depreciation	(355)	(307)	16%	(1,034)	(876)	18%
Amortization	(3)	(3)	—	(7)	(5)	40%

Operating Income	$394	$370	6%	$1,154	$1,126	2%

      The increase in Subscription revenues for the three and nine months ended September 30, 2003 was due to the continued deployment of new services (primarily high-speed data and digital video), basic subscriber growth and higher basic cable rates. For the period from September 30, 2002 to September 30, 2003, high-speed data subscribers increased by 42% to 3.161 million, digital cable subscribers increased by 22% to 4.213 million and basic cable subscribers increased by 0.7% to 10.928 million (including approximately 1.567 million subscribers of unconsolidated investees which are managed by the Company).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      High-speed data subscribers include residential subscribers and commercial subscribers. Of the 3.161 million high-speed data subscribers as of September 30, 2003, 3.046 million were residential subscribers (including subscribers to the Road Runner service as well as other Internet service providers) and 115,000 were commercial subscribers.

      The decrease in Advertising revenues for the three and nine months ended September 30, 2003 was primarily related to a decrease in advertising purchased by programming vendors to promote their channels, including new channel launches (from $19 million for the three months ended September 30, 2002 to $3 million for the three months ended September 30, 2003 and from $101 million for the nine months ended September 30, 2002 to $9 million for the nine months ended September 30, 2003) and a decrease in the intercompany sale of advertising to other business segments of Time Warner (from $31 million for the three months ended September 30, 2002 to $3 million for the three months ended September 30, 2003 and from $89 million for the nine months ended September 30, 2002 to $7 million for the nine months ended September 30, 2003). This was offset in part by a 7%, or $7 million, increase in general third-party advertising sales for the three months ended September 30, 2003 and a 12%, or $33 million, increase for the nine months ended September 30, 2003. The Company expects Advertising revenues to continue to decline throughout the remainder of 2003 as compared to 2002 due to a decrease in intercompany advertising revenue and an approximate 90% decline in advertising purchased by programming vendors, primarily due to fewer new channel launches.

      For the three and nine month periods ending September 30, 2003, Operating Income before Depreciation and Amortization increased principally as a result of the Subscription revenue gains described above and lower high- speed data network expenses, offset in part by increases in video programming and other operating costs and reduced program vendor and intercompany advertising revenues. The increase in video programming costs of 12% to $414 million and 15% to $1.240 billion for the three and nine month periods, respectively, was primarily attributable to two factors: first, sports programming cost increases, which reflect launches of new sports services and contractual rate increases for existing sports services; and second, the impact of having added numerous non-sports services to many of the Company’s lineups over recent years, including new services and expanded distribution of existing services, as well as contractual rate increases. Video programming costs in the fourth quarter of 2003 are expected to increase at rates more in line with the average rate of increase incurred in the nine months of 2003 primarily due to the expiration of introductory and promotional periods under programming affiliation agreements, the need to obtain additional quality programming for more service offerings, industry-wide programming cost increases (especially for sports programming) and inflation-indexed or negotiated license fee increases. Other operating costs increased as a result of the roll out of new services and higher pension expense. Also included in the Cable segment’s Operating Income before Depreciation and Amortization are development spending costs at the Interactive Personal Video division totalling $9 million and $24 million in the three and nine month periods ended September 30, 2003, respectively, compared to $9 million and $22 million in the comparable prior year periods, respectively.

      The increase in Operating Income for the three and nine months was primarily due to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation expense. As a result of an increase in the amount of capital spending on customer premise equipment in recent years, a larger proportion of the Cable segment’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Additionally, the Cable division completed the upgrades of its cable systems in mid-2002. Depreciation expense relating to these shorter-lived assets, coupled with existing depreciation expense relating to the upgraded cable systems, has resulted in the increase in overall depreciation expense.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended			Nine Months Ended

	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change

		(millions)		(millions)
Revenues:
Advertising	$1	$3	(67%)	$5	$7	(29%)
Content	2,446	2,589	(6%)	7,456	7,005	6%
Other	21	51	(59%)	128	153	(16%)

Total revenues	$2,468	$2,643	(7%)	$7,589	$7,165	6%

Operating Income before Depreciation and Amortization	$390	$331	18%	$1,048	$840	25%
Depreciation	(20)	(19)	5%	(63)	(57)	11%
Amortization	(51)	(48)	6%	(153)	(143)	7%

Operating Income	$319	$264	21%	$832	$640	30%

      Content revenues decreased for the three months ended September 30, 2003 primarily related to difficult comparisons with the prior year. Specifically, home video revenues declined due to a strong release slate at New Line in the prior year and television revenues declined primarily due to fewer initial television availabilities in 2003 and the initial WTBS availability of Seinfeld in 2002. For the nine months ended September 30, 2003, revenues improved as a result of the worldwide box office success of The Matrix Reloaded, contributions from the Lord of the Rings franchise, higher worldwide DVD revenues and intercompany revenues related to the extension of the original basic cable broadcasting rights of Seinfeld to the Turner entertainment networks. These increases were partially offset by the declines noted above and lower worldwide VHS revenues.

      For the three and nine months ended September 30, 2003, Other revenues declined primarily as a result of the sale of a UK theater chain in the second quarter of 2003, which contributed $0 and $46 million of Other revenue in the three and nine months ended September 30, 2003, respectively, compared to $26 and $77 million for the three and nine months of 2002, respectively.

      Operating Income before Depreciation and Amortization and Operating Income increased for the three months ended September 30, 2003 primarily due to improved theatrical and home video margins driven by lower fair value adjustments on certain future theatrical releases and improved performance from The Matrix Reloaded and the Lord of the Rings franchise. These improvements were partially offset by the lower revenues described above and higher episodic television production costs associated with a higher number of series for the current season. For the nine months ended September 30, 2003, Operating Income Before Depreciation and Amortization increased due primarily to the higher revenues described above, offset in part, by higher fair value adjustments on certain future theatrical releases. In addition, Operating Income before Depreciation and Amortization and Operating Income include a $43 million gain related to the sale of a consolidated theater chain in the UK recorded in the second quarter.

      The increase in Operating Income for the three and nine months ended September 30, 2003 is due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization, offset in part by higher depreciation due to general fixed asset additions and higher amortization expense relating to the step up in valuation on the film library assets due to the TWE Restructuring, which closed on March 31, 2003.

      The Company anticipates the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income will continue to slow during the remainder of 2003 in comparison to that experienced in the first nine months of 2003. The first nine months of 2003 benefitted from year-over-year improvements in worldwide theatrical box office results as well as a nonrecurring gain on the sale of assets. The remainder of 2003 will reflect difficult comparisons and also higher costs from episodic television production. The increase in episodic television production will benefit future years, if such programming proves to be commercially successful.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended			Nine Months Ended

	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change

	(millions)			(millions)
Revenues:
Subscription	$1,181	$1,084	9%	$3,443	$3,228	7%
Advertising	603	529	14%	1,941	1,710	14%
Content	184	171	8%	735	493	49%
Other	51	48	6%	147	144	2%

Total revenues	$2,019	$1,832	10%	$6,266	$5,575	12%

Operating Income before Depreciation and Amortization	$566	$520	9%	$1,425	$1,371	4%
Depreciation	(49)	(44)	11%	(141)	(125)	13%
Amortization	(8)	(7)	14%	(20)	(18)	11%

Operating Income	$509	$469	9%	$1,264	$1,228	3%

      For the three and nine months ended September 30, 2003, the increase in Subscription revenues was primarily due to an increase in the number of overall subscribers and higher subscription rates at both Turner and at HBO and a $45 million benefit from the resolution of certain contractual agreements.

      For the three and nine months ended September 30, 2003, the increase in Advertising revenues was driven by higher sellouts, advertising rates and delivery at Turner’s entertainment networks, reflecting improvement in the cable television advertising market, and at The WB Network, from higher advertising rates, higher ratings and the impact of an expanded Sunday night schedule that began in September 2002.

      The increase in Content revenues for the three months ended September 30, 2003 was primarily related to higher licensing and syndication revenue associated with Everybody Loves Raymond. The increase for the nine months ended September 30, 2003 was primarily due to the success of HBO’s first quarter 2003 home video release of My Big Fat Greek Wedding, higher ancillary sales of HBO programming and higher licensing and syndication revenue associated with Everybody Loves Raymond.

      Operating Income before Depreciation and Amortization for the three and nine months ended September 30, 2003 improved due to the increase in total revenues described above, partially offset by higher programming costs at Turner and HBO, higher costs at HBO related to the increase in Content revenues, higher selling, general and administrative costs at Turner and higher marketing costs at The WB Network. The three and nine months also include approximately $13 million of restructuring costs related to a lease termination and a sublease associated with Turner’s New York based advertising sales department’s anticipated move to the Time Warner Center in the first half of 2004. The nine months also includes an additional $8 million of restructuring costs related to various employee and contractual terminations.

      In addition, the three and nine month results for 2003 include approximately $41 million and $219 million, respectively, of impairment charges at Turner related to the writedown of intangible assets of the winter sports teams which were originally recorded at the time of the America Online-Historic TW merger. These impairments were recognized as a result of fair value information obtained during the periods through negotiations with third parties about the potential disposition of these businesses.

      Operating Income increased for the three months and for the nine months primarily related to the changes in Operating Income before Depreciation and Amortization noted above, partially offset by an increase in depreciation expense related to fixed asset additions primarily at Turner.

      In September 2003, the Company reached a definitive agreement to sell an 85% interest in the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and operating rights to Philips Arena, an Atlanta sports and entertainment venue. This transaction is expected to close in the fourth quarter

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

of 2003, and will not result in a significant gain or loss or otherwise have a material impact on the Company’s financial statements after considering the $219 million of impairment charges previously recorded by the Company. The Company also has retained the regional programming rights for the Atlanta Hawks and Atlanta Thrashers for a period of six years.

      Growth in both Operating Income before Depreciation and Amortization and Operating Income, excluding previously noted impairment charges, is expected to slow during the remainder of 2003 as compared to the first nine months of 2003 as the Networks segment faces more difficult prior year comparisons.

      Music. Revenues, Operating Income before Depreciation and Amortization, and Operating Income (Loss) of the Music segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended			Nine Months Ended

	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change

	(millions)			(millions)
Revenues:
Content	$715	$755	(5%)	$2,196	$2,229	(1%)
Other	243	228	7%	727	673	8%

Total revenues	$958	$983	(3%)	$2,923	$2,902	1%

Operating Income before Depreciation and Amortization	$90	$96	(6%)	$282	$289	(2%)
Depreciation	(33)	(29)	14%	(109)	(85)	28%
Amortization	(58)	(45)	29%	(182)	(133)	37%

Operating Income (Loss)	$(1)	$22	(105%)	$(9)	$71	(113%)

      For the three months ended September 30, 2003, the 5% decrease in Content revenues was primarily related to a decrease in worldwide recorded music sales due to fewer new releases relating to the timing of release patterns and lower catalog sales resulting from the industry-wide impact of piracy on worldwide music sales, which is expected to continue. These declines were partially offset by strong carryover sales and a $41 million favorable impact of foreign currency exchange rates primarily related to the strengthening of the Euro relative to the U.S. dollar. For the nine months ended September 30, 2003, Content revenues were down slightly due to the decline in worldwide music sales due to the industry wide impact of piracy on worldwide music sales, partially offset by a $132 million favorable impact of foreign currency exchange rates. As of September 30, 2003, the Music segment had a year-to-date share of domestic album sales of 18.3% as compared to 17.0% at December 31, 2002 and 17.2% as of September 30, 2002.

      For the three and nine months ended September 30, 2003, Other revenues increased primarily due to higher worldwide DVD manufacturing volume and the favorable impact of foreign currency exchange rates ($4 million and $22 million for the three and nine months, respectively), partially offset by lower DVD selling prices.

      For the three months ended September 30, 2003, the decrease in Operating Income before Depreciation and Amortization was due to the decrease in Content revenues discussed above and lower prices on DVDs manufactured. These amounts were partially offset by higher DVD manufacturing volume and by the net benefit of changes in various reserves, including a legal matter settled this quarter. For the nine months ended September 30, 2003, Operating Income before Depreciation and Amortization declined as a result of difficult conditions for worldwide recorded music, $10 million in restructuring charges ($4 million recorded in the third quarter) and royalty advance write-offs and lower publishing revenues related to the overall decline in the music industry. These amounts were partially offset by the improvements in DVD manufacturing as discussed above as well as a $24 million net benefit related to accrual and reserve reversals, including litigation reserves as noted above and lower than expected employee compensation costs related to the restructuring of compensation plans.

      For the three and nine months ended September 30, 2003, the change in Operating Income (Loss) is due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization as well as higher depreciation and amortization expense. The increase in depreciation primarily relates to additional DVD manufacturing equipment purchased at the end of 2002 to increase DVD capacity. The increase in amortization

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

expense is principally related to the reduction in the amortization period of recorded music catalog and music publishing copyrights from 20 to 15 years. The change in the amortization period resulted from the Company’s annual impairment review of goodwill and other intangible assets as of December 31, 2002, where it was determined that these assets’ useful life was shorter than originally anticipated. The change in the useful life decreased Operating Income by approximately $13 million and $38 million for the three and nine month periods ended September 30, 2003, respectively, and net income by approximately $7 million and $22 million, respectively. This change did not impact earnings per share for the three and nine months ending September 30, 2003.

      On October 24, 2003, the Company closed the sale of WMG Manufacturing for $1.05 billion in cash to Cinram. In connection with this transaction, the Company will record an approximate $600 million gain on sale in the fourth quarter, which will be recorded in Operating Income in the consolidated statement of operations.

      In addition, the Company has entered into long-term manufacturing arrangements under which Cinram will provide manufacturing, printing, packaging and physical distribution for the Company’s DVDs and CDs in North America and Europe. The costs incurred under the manufacturing arrangements will be recognized as inventory as the costs are incurred and as a cost of sale when the related product is sold. The Company believes that the terms of the manufacturing arrangements are at market rates and, accordingly, none of the sale proceeds will be allocated to the manufacturing arrangements.

      Had the previously described sale and manufacturing agreements occurred at the beginning of 2003, excluding the gain, the Company’s Operating Income before Depreciation and Amortization for the nine-months ended September 30, 2003 would have been reduced by approximately $165 million. Similarly, depreciation and amortization would have been reduced by approximately $45 million resulting in a reduction in Operating Income of approximately $120 million.

      With the closing of the sale of WMG Manufacturing, the Company will no longer consolidate manufacturing’s results within the Music segment. Consequently, this sale is expected to reduce Operating Income before Depreciation and Amortization in the fourth quarter of 2003 by approximately $30 million, which is expected to result in a year-over-year decline during the fourth quarter in Operating Income before Depreciation and Amortization for the Music segment.

      With the closing of the sale of WMG Manufacturing and a possible transaction involving the Music segment’s recorded music business, the Company will be performing an impairment review of Music’s remaining intangible assets in the fourth quarter. Based on the continued decline in the worldwide music industry, due in part to the negative effects from piracy, the Company believes it is probable that an impairment charge of the remaining Music intangible assets ranging from $1.2 to $1.6 billion will be recognized in the fourth quarter. It is anticipated that any impairment charge recognized will be partially offset by the expected gain of approximately $600 million on the sale of WMG Manufacturing. Some of the factors that will affect the magnitude of the impairment include management’s operating plans and budgets for the remaining Music business as well as the status of the Company’s negotiation of a possible transaction involving the Music segment’s recorded music business, including the fair value information obtained therefrom. Any impairment charge would be non-cash in nature and, therefore, is not expected to affect the Company’s liquidity or result in non-compliance with any debt covenants. The Company would record any such non-cash charge as a component of Operating Income.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended			Nine Months Ended

	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change

	(millions)			(millions)
Revenues:
Subscription	$393	$414	(5%)	$1,088	$1,057	3%
Advertising	565	575	(2%)	1,736	1,686	3%
Content	123	132	(7%)	366	368	(1%)
Other	246	232	6%	710	719	(1%)

Total revenues	$1,327	$1,353	(2%)	$3,900	$3,830	2%

Operating Income before Depreciation and Amortization	$230	$276	(17%)	$608	$758	(20%)
Depreciation	(28)	(25)	12%	(80)	(71)	13%
Amortization	(44)	(39)	13%	(125)	(100)	25%

Operating Income	$158	$212	(25%)	$403	$587	(31%)

      For the three months ended September 30, 2003, Subscription revenues declined primarily due to lower subscription revenue at Time, Sports Illustrated and People due to the publishing of one less issue in the third quarter of 2003 as compared to 2002. For the nine months ended September 30, 2003, the 3% increase in Subscription revenues was due to a $36 million reduction in subscription agents’ commissions, which are netted against revenue. This increase was partially offset by the lower Subscription revenues in the third quarter described above.

      For the three months ended September 30, 2003, the 2% decline in Advertising revenues reflects a relatively flat advertising market, which is expected to continue in the fourth quarter. For the nine months ended September 30, 2003, the 3% increase in Advertising revenues reflects easier comparisons to the first quarter of 2002, resulting from the aftermath of the events of September 11, 2001, and improvements in the advertising market during the early part of this year.

      For the three months ended September 30, 2003, the 7% decrease in Content revenues was primarily the result of difficult comparisons with prior year, which included significant contributions from The Lovely Bones and Life: One Nation. For the nine months ended September 30, 2003, Content revenues were essentially flat.

      For the three months ended September 30, 2003, the increase in Other revenues was primarily related to gains at Synapse, a subscription marketing company. These gains were partially offset by lower revenues at Time Life. For the nine month period, the declines at Time Life and Synapse more than offset the increases at Southern Living at Home, a division that sells merchandise via in-home parties.

      For the three months ended September 30, 2003, the decrease in Operating Income before Depreciation and Amortization relates to the decline in revenues described above, a $20 million decline at Time Life, an increase in pension-related expenses of $14 million and $10 million of additional medical benefit accruals. For the nine months ended September 30, 2003, the decrease in Operating Income before Depreciation and Amortization includes a $99 million impairment charge related to the goodwill and intangible assets of the Time Warner Book Group, which were originally recorded at the time of the America Online-Historic TW merger. The impairment charge was taken in the second quarter of 2003 due to additional fair value information obtained through the Company’s negotiations with third parties related to the potential sale of the unit. It also includes a $55 million decline at Time Life, an increase in pension-related expenses of approximately $32 million and $21 million in restructuring charges. These items were partially offset by an overall increase in revenue and the reversal of a $12 million legal reserve that was no longer required for an outstanding legal matter.

      The Company continues to evaluate the performance of its Time Life business, which could result in future restructuring charges ranging from $20 million to $40 million. The Company has incurred $2 million and $8 million of restructuring costs for the three and nine month periods ended September 30, 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The decrease in Operating Income was primarily due to lower Operating Income before Depreciation and Amortization, as discussed above, and higher amortization expense related to the Synapse acquisition for which the purchase price accounting was finalized during the fourth quarter of 2002.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2003

Current Financial Condition

      At September 30, 2003, Time Warner had $25.873 billion of debt, $1.728 billion of cash and equivalents (net debt of $24.145 billion, defined as total debt less cash and cash equivalents) and $55.095 billion of shareholders’ equity, compared to $27.509 billion of debt, $1.730 billion of cash and cash equivalents (net debt of $25.779 billion), and $52.817 billion of shareholders’ equity at December 31, 2002. Pursuant to the adoption of FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), effective in the third quarter of 2003, the Company reclassified the $1.500 billion of mandatorily convertible preferred stock from shareholders’ equity to liabilities (Note 1). Also in July 2003, upon the adoption of FIN 46, the Company recorded approximately $700 million of additional long-term debt and minority interest, related to the Company’s new headquarters and other real estate and equipment.

      As discussed in more detail below, management believes that Time Warner’s cash flow from operations, cash and equivalents, borrowing capacity under its credit facilities and availability under its commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future.

      In January 2003, the Company announced its intention to reduce its overall level of indebtedness. Specifically, it is the Company’s intention to reduce consolidated net debt to within a range of 2.25 to 2.75 times the annual Operating Income before Depreciation and Amortization, excluding the impairment of intangible assets and goodwill and gains and losses on asset disposal, by the end of 2003. In addition, the Company announced that it intends to reduce total net debt to approximately $20 billion by the end of 2004. The Company anticipates that the reduction in net debt will be achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-strategic assets. The following table shows the change in net debt from December 31, 2002 to September 30, 2003 (in millions):

Net debt at December 31, 2002	$25,779
Debt assumed in the TWE Restructuring	2,100
Debt incurred to repurchase preferred securities of a subsidiary	813
Debt recorded upon adoption of FIN 46	695
Free Cash Flow	(3,162)
Proceeds related to sale of Comedy Central	(1,225)
Proceeds related to sale of Hughes	(783)
All other	(72)

Net debt at September 30, 2003(a)	$24,145

      (a) Included in the net debt balance is approximately $425 million, representing the net fair value adjustment recognized as a result of the America Online-Historic TW merger.

      In July 2003, the Company agreed to sell WMG Manufacturing for approximately $1.05 billion in cash. This transaction closed October 24, 2003. Additionally, the Company continues to explore the sale of other non-strategic assets.

Cash Flows

      Cash and cash equivalents decreased to $1.728 billion as of September 30, 2003 from $1.730 billion as of December 31, 2002. See below for a discussion of the change.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Operating Activities

      Cash provided by operations decreased to $5.195 billion for the first nine months of 2003, compared to $5.925 billion in 2002. The decline in cash flow from operations is primarily related to higher interest and tax payments, decreased working capital primarily related to higher production spending at Warner Bros. and the impact in 2002 of cash provided by the discontinued operations, offset in part by an increase in Operating Income before Depreciation and Amortization, and $359 million in net litigation settlements. The changes in working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items.

      Sources of cash provided by operations are as follows:

	Nine Months Ended September 30,

	2003	2002

	(millions)
Operating Income before Depreciation and Amortization	$6,428	$6,098
Net interest payments	(1,187)	(1,018)
Net income taxes paid	(425)	(180)
Adjustments relating to discontinued operations	—	265
Net cash received from litigation settlements	359	—
All other, including working capital changes	20	760

Cash provided by operations	$5,195	$5,925

Investing Activities

      Cash provided by investing activities was $72 million for the first nine months of 2003, compared to cash used by investing activities of $9.618 billion in 2002. The increase in cash provided by investing activities is primarily due to the lower level of cash used for investments and acquisitions than in 2002, where the Company spent $6.75 billion in connection with the acquisition of Bertelsmann’s interest in AOL Europe. In addition, 2003 had higher investment proceeds, primarily related to cash proceeds of $783 million from the sale of the Company’s investment in Hughes during the first quarter, as well as proceeds of $1.225 billion related to the sale of Comedy Central during the second quarter. Capital expenditures and product development costs have declined primarily related to the absence in 2003 of the TWE-A/N discontinued operations, which had capital expenditures of $206 million in 2002.

      Sources of cash provided (used) by investing activities are as follows:

	Nine Months Ended September 30,

	2003	2002

	(millions)
Investments and acquisitions, net of cash acquired	$(506)	$(7,582)
Capital expenditures and product development costs	(1,928)	(2,284)
Investment proceeds related to Hughes	783	—
Investment proceeds related to Comedy Central	1,225	—
All other investment proceeds	498	248

Cash provided (used) by investing activities	$72	$(9,618)

Financing Activities

      Cash used by financing activities was $5.269 billion for the first nine months of 2003 compared to cash provided by financing activities of $5.323 billion in 2002. The decrease in cash provided by financing activities is principally due to incremental borrowings in 2002 that were used to finance the acquisition of Bertelsmann’s interest in AOL Europe offset by incremental debt repayments in 2003 pursuant to the Company’s debt reduction plan.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Sources of cash provided (used) by financing activities are as follows:

	Nine Months Ended September 30,

	2003	2002

	(millions)
Borrowings	$2,377	$19,133
Debt repayments	(6,972)	(13,640)
Redemption of mandatorily redeemable preferred securities of a subsidiary	(813)	(255)
Current period repurchases of common stock	—	(102)
Dividends paid and partnership distributions	—	(11)
Principal payments on capital leases	(105)	(35)
Other financing activities	244	233

Cash provided (used) by financing activities	$(5,269)	$5,323

Free Cash Flow

      Time Warner evaluates operating performance based on several measures, including Free Cash Flow, which is defined as cash provided by continuing operations less capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. Free Cash Flow in 2003 was $3.162 billion, compared to $3.434 billion in 2002. The following table provides a reconciliation of the Company’s cash provided by operations and Free Cash Flow.

	Nine Months Ended September 30,

	2003	2002

	(millions)
Cash provided by operations	$5,195	$5,925
Capital expenditures and product development costs	(1,928)	(2,284)
Dividends paid and partnership distributions	—	(11)
Principal payments on capital leases	(105)	(35)

Free Cash Flow before discontinued operations	3,162	3,595
Less: Free Cash Flow from discontinued operations	—	(161)

Free Cash Flow from continuing operations	$3,162	$3,434

      The decrease in Free Cash Flow was primarily the result of lower cash provided by operations as previously discussed offset, in part, by lower capital expenditures and product development costs. In addition, the prior year period was also impacted by discontinued operations, which positively impacted Free Cash Flow by $161 million.

Credit Agreements

      As part of the closing of the TWE Restructuring, Time Warner, together with certain of its consolidated subsidiaries, amended its aggregate $10 billion unsecured revolving bank credit agreements (the “Credit Agreements”). During the third quarter of 2003, Time Warner renewed its 364-day revolving credit facility and reduced its size. The Credit Agreements now consist of a $6.0 billion five-year revolving credit facility, a $2.0 billion 364-day revolving credit facility, and a $1.5 billion 364-day revolving credit facility. The borrowers under the $6.0 billion and $2.0 billion facilities (the “TW Facilities”) are Time Warner and Time Warner Finance Ireland. The obligations of each of Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Companies, Inc. (“TW Companies”). The obligations of Time Warner Finance Ireland are guaranteed by Time Warner. The borrower under the $1.5 billion facility is TWE (and TWC Inc. following any initial public offering of its stock or registered public debt) (the “TWE Facility”). Borrowings under the 364-day facilities may be extended for a period up to one year beyond the respective initial maturity date of July 6, 2004 for the TW Facility and January 7, 2004 for the TWE Facility.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Borrowings bear interest at rates generally based on the credit rating of the respective borrowers, which rate is currently equal to LIBOR plus 0.525% in the case of the $2.0 billion and $1.5 billion 364-day facilities, and 0.500% in the case of the $6.0 billion five-year facility. In addition, the Company is required to pay a facility fee of 0.10% per annum on the aggregate commitments under its 364-day facility and 0.125% per annum on the aggregate commitments under the 5-year facility, and an additional usage fee of 0.0625% if the aggregate outstanding loans under the Credit Agreements exceed 33% of the aggregate committed amounts thereunder and 0.125% if such outstanding amounts exceed 66%. TWE is required to pay a facility fee of 0.10% per annum on the aggregate commitments under the TWE Facility and an additional usage fee of 0.0625% on outstanding principal amounts, which fee increases to 0.125% if the outstanding amounts exceed 66% of the total committed amounts under the TWE Facility. The TW Facilities and the TWE Facility provide same-day funding and multi-currency capability. The TW Facilities contain a maximum leverage ratio covenant (net of cash balances in excess of $200 million) of 4.5 times consolidated EBITDA, as defined in the agreements, for Time Warner, and an interest coverage covenant of 2.0 times consolidated cash interest expense for Time Warner, and the TWE Facility contains a maximum leverage ratio covenant (net of cash balances in excess of $25 million) of 5.0 times consolidated EBITDA, as defined in the agreements, for TWE, and an interest coverage covenant of 2.0 times consolidated cash interest expense for TWE. The Credit Agreements do not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in the Company’s or TWE’s financial condition or results of operations. Borrowings may be used for general corporate purposes and unused credit is available to support commercial paper borrowings.

      As previously noted, there was $2.1 billion of pre-existing debt of a Comcast subsidiary which was assumed by TWC Inc. at the time of the TWE Restructuring. The form of this debt is a one-year term loan with an optional extension for an additional year. The loan is guaranteed by TWE and is prepayable. The term loan contains a maximum leverage ratio covenant (including amounts owing to preferred equity interests and net of cash balances in excess of $25 million) of 3.5 times consolidated EBITDA, as defined in the agreement, for TWC Inc., and an interest coverage covenant of 2.0 times consolidated cash interest expense for TWC Inc. A total of $400 million of quarterly amortization commences on December 31, 2003 prior to final repayment of the remaining $1.7 billion on March 31, 2005, assuming the optional extension is exercised. Borrowings bear interest at specific rates, based on the credit rating of TWC Inc. or TWE, which rate is currently equal to LIBOR plus 0.875%.

Capital Expenditures and Product Development Costs

      Time Warner’s total capital expenditures and product development costs were $1.928 billion for the first nine months of 2003 compared to $2.284 billion in the same period in 2002. Capital expenditures and product development costs from continuing operations were $2.078 billion in the comparable period in 2002. Capital expenditures and product development costs from continuing operations principally relate to the Company’s Cable segment, which had capital expenditures from continuing operations of $1.132 billion in 2003 and $1.225 billion in the comparable period of 2002. The decline in the Cable segment’s capital expenditures relates to the completion in mid-2002 of an upgrade to the technological capability and reliability of its cable television systems. The Company anticipates a continuation of the year-over-year decline in capital expenditures at the Cable segment during the full year 2003 as compared to the full year 2002. Also contributing to capital expenditures and product development costs are product development costs incurred by the AOL segment, which amounted to $172 million in 2003 and $169 million in 2002. In addition, capital expenditures for the remainder of 2003 for the Company are expected to be impacted by costs associated with the completion of the Company’s new corporate headquarters.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The Cable segment’s capital expenditures from continuing operations are comprised of the following categories:

	Nine Months Ended September 30,

	2003		2002

Cable Segment Capital Expenditures		(millions)
Customer premise equipment	$532		$606
Scaleable infrastructure	102		114
Line extensions	145		133
Upgrade/rebuild	130		151
Support capital	223		221

Total capital expenditures	$1,132		$1,225

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

      Included in the AOL segment’s product development costs are costs incurred for the production of technologically feasible computer software that generates additional functionality to its existing software products. Capitalized costs typically include direct labor and related overhead for software produced by AOL, as well as the cost of software purchased from third parties. Costs incurred on a product prior to the determination that the product is technologically feasible, as well as maintenance costs of established products, are expensed as incurred. All costs incurred in the software development process, which are experimental in nature, are classified as research and development and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. The total net book value related to capitalized software costs was approximately $302 million as of September 30, 2003.

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner’s Filmed Entertainment companies was approximately $3.8 billion at September 30, 2003 and approximately $3.3 billion at December 31, 2002, including amounts relating to the licensing of film product to Time Warner’s Networks segment of approximately $600 million at September 30, 2003 and $850 million at December 31, 2002.

Cable Joint Ventures

      The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of September 30, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of September 30, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests.

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

      The Company’s America Online business may be adversely affected by competitive market conditions and may not be able to execute its business strategy. In December 2002, the Company’s America Online business announced its strategy to revitalize the business and respond to the changing competitive environment. The strategic plan focuses on improving the products and services it offers consumers, and includes the following primary components:

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

      America Online has begun implementation of the strategy but remains relatively early in that process. Each of these initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties and success in anticipating and keeping up with technological developments and consumer preferences. The results of the strategy and implementation will not be known until some time in the future. If America Online is unable to implement the strategy successfully or properly react to changes in market conditions, Time Warner’s financial condition, results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses, and some of the new strategy components, if successful, may result in lower profit margins (for example, broadband members generally generate lower profit margins than narrowband members).

      America Online continues to develop its broadband service offerings and related marketing strategies and communications. Similarly, consumers are in the early stages of understanding and adopting broadband Internet services. As AOL’s business develops and as AOL members test broadband Internet products and pricing plans, AOL may see subscriber shifts among various price plans. This movement could result in increases or decreases in the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

number of subscribers to various pricing plans as well as in the relative mix of members in narrowband and broadband plans. In addition, AOL classifies its broadband and narrowband members based on the price plan to which the member has agreed, rather than the speed of connection. As a result, a member’s classification may not reflect the member’s actual connection usage.

      Each year a significant portion of AOL subscribers cancel or are terminated. In the past, AOL has been able to attract sufficient new members to more than offset cancellations and terminations. More recently, America Online has not registered new subscribers in numbers sufficient to replace those subscribers who cancel or are terminated and may experience increased volatility in its subscriber base as well as further declines in the number of subscribers. America Online recently has experienced declines in the number of U.S. subscribers, to approximately 24.7 million at September 30, 2003 and 26.5 million at December 31, 2002, and anticipates that it will experience further declines due to the maturing narrowband services subscriber universe, subscribers adopting broadband service, a reduction in direct marketing response rates, an increase in subscriber terminations and cancellations, and the Company’s previously stated increased focus on improving the profitability of its narrowband membership base. In addition, due to the large overall size of the subscriber base, the difficulty in maintaining and growing the subscriber base increases because the number of new subscribers required to offset those subscribers who terminate or are cancelled also becomes larger. America Online faces increased competition from other providers of Internet services, including both online services such as Microsoft MSN and AT&T Worldnet and providers of broadband access such as cable and telephone companies who have greater access to and control of the methods used to provide Internet services to users.

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

      Ongoing investigations by the Securities and Exchange Commission and the Department of Justice and pending shareholder litigation could affect Time Warner’s operations. The SEC and the DOJ are investigating the Company’s financial reporting and disclosure practices. As of November 5, 2003, there were approximately forty putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties pending against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that Time Warner made material misrepresentations and/or omissions of material facts in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. There are also actions filed by individual shareholders pending in federal and state courts. The Company is unable to predict the outcome of the SEC and DOJ investigations and the pending shareholder litigation. The Company is incurring expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against the Company, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See “Overview – Business Developments – Update on SEC and DOJ Investigations.”

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

•	The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies such as satellite and DSL; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services, voice over Internet protocol and video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	The Company’s America Online business may be adversely affected by competitors’ abilities to more quickly develop new technologies, including more compelling features/functionalities and premium services for Internet users; and by the uncertainty of the costs for obtaining rights under patents that may cover technologies and methods used to deliver new services;

•	The Company’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of personal video recorder or other technologies that have “ad-stripping” functions, and technological developments that facilitate the piracy of its copyrighted works; and

•	The Company’s music business may be adversely affected by technological developments, such as Internet peer-to-peer file sharing and CD-R activity, that facilitate the piracy of music; by its inability to enforce the Company’s intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment.

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

      Time Warner operates in highly competitive, consumer-driven and rapidly changing media, entertainment and Internet businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and could also cause actual results to differ materially from those contained in the forward-looking statements, including those identified in Time Warner’s other filings with the SEC and the following:

For Time Warner’s AOL businesses:

•	the ability to successfully implement a new strategy;
•	the ability to develop new products and services to remain competitive;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the ability to develop, adopt or have access to new technologies;
•	the ability to successfully implement its broadband and multiband strategy;
•	the ability to have access to distribution channels controlled by third parties;
•	the ability to manage its subscriber base profitably;
•	the ability to provide adequate server, network and system capacity;
•	the risk of unanticipated increased costs for network services, including increased costs and business disruption resulting from the financial difficulties being experienced by a number of AOL’s network service providers, such as MCI;
•	increased competition from providers of Internet services, including providers of broadband access;
•	the ability to attract more traditional advertisers to the online advertising medium;
•	the ability to maintain or renew existing advertising or marketing commitments, including the ability to renew or replace large multi-period advertising arrangements with similar commitments or with shorter term advertising sales;
•	the risk that online advertising industry will not improve at all or at a rate comparable to improvements in the general advertising industry;
•	the ability to maintain or enter into new electronic commerce, marketing or content arrangements;
•	the risks from changes in U.S. and international regulatory environments affecting interactive services; and
•	the ability to reduce losses at its international businesses and bring them to profitability.

For Time Warner’s cable business:

•	more aggressive than expected competition from new technologies and other distributors of video programming;
•	more aggressive than expected competition from new technologies and other distributors of high-speed data services such as satellite, terrestrial wireless and DSL and lower pricing from such competitors resulting in potential loss of subscribers at Road Runner and other Internet service providers carried on the cable system;
•	greater than expected increases in programming or other costs, including costs of its new products and services, or difficulty in passing such costs to subscribers;
•	increases in government regulation of video programming rates or other terms of service, such as “digital must-carry,” “forced access” or common carrier requirements;
•	government regulation of other services, such as high-speed data and voice services;
•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services or video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;
•	fluctuations in spending levels by advertisers and consumers;
•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately; and
•	unanticipated funding obligations relating to the cable joint ventures.

For Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;
•	general increases in production costs;
•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;
•	continued popularity of merchandising;
•	the uncertain impact of technological developments that may facilitate piracy of its copyrighted works;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;
•	the ability to develop a successful business model for delivery of feature films in a digital online environment;
•	risks associated with foreign currency exchange rates;
•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;
•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and
•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

For Time Warner’s network businesses:

•	greater than expected news gathering, programming or production costs;
•	public or cable operator resistance to price increases and the negative impact on premium programmers of increases in basic cable rates;
•	increased regulation of distribution agreements;
•	the sensitivity of network advertising to economic cyclicality and to new media technologies;
•	the negative impact of consolidation among cable and satellite distributors;
•	piracy of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;
•	the impact of personal video recorder functions on advertising sales and network branding;
•	the development of new technologies that alter the role of programming networks and services; and
•	greater than expected fragmentation of consumer viewership due to an increased number of programming services and/or the increased popularity of alternatives to television.

For Time Warner’s music business:

•	the ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists;
•	the ability to continue to enforce its intellectual property rights in digital environments; piracy of music by means of Internet peer-to-peer file sharing and organized and home CD-R activity;
•	the ability to develop a successful business model applicable to a digital online environment;
•	the ability to maintain retail product pricing in a competitive environment;
•	the potential loss of catalog if it is determined that recording artists have a right to recapture sound recordings under the United States Copyright Act;
•	the potential repeal of Subsection (b) of California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;
•	the risk that there will be other federal and state statutes enacted which are similar to California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;
•	risks from disruptions in the retail environment from bankruptcies, store closings and liquidity problems of record retailers;
•	risks associated with foreign currency exchange rates; and
•	the overall strength of global music sales.

For Time Warner’s print media and publishing businesses:

•	declines in spending levels by advertisers and consumers;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the ability in a challenging environment to continue to develop new sources of circulation;
•	unanticipated increases in paper, postal and distribution costs;
•	increased subscription costs associated with payment authorization regulations;
•	increased costs and business disruption resulting from instability in the newsstand distribution channel; and
•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

      For Time Warner generally, the overall financial strategy, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, the impact of hostilities in Iraq, increased expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against Time Warner, as well as the risk of costs associated with judgments in or settlements of such matters, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at its segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Item 4.  Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. There have not been changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2003	2002

	(millions, except per share amounts)
ASSETS
Current assets
Cash and equivalents	$1,728	$1,730
Receivables, less allowances of $2.166 and $2.379 billion	4,433	5,667
Inventories	2,031	1,896
Prepaid expenses and other current assets	1,942	1,862

Total current assets	10,134	11,155
Noncurrent inventories and film costs	3,756	3,351
Investments, including available-for-sale securities	3,920	5,138
Property, plant and equipment	12,793	12,150
Intangible assets subject to amortization	6,923	7,061
Intangible assets not subject to amortization	40,706	37,145
Goodwill	39,028	36,986
Other assets	2,484	2,464

Total assets	$119,744	$115,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,583	$2,459
Participations payable	1,885	1,689
Royalties and programming costs payable	1,526	1,495
Deferred revenue	1,241	1,209
Debt due within one year	744	155
Other current liabilities	6,366	6,388

Total current liabilities	13,345	13,395
Long-term debt	25,129	27,354
Deferred income taxes	13,617	10,823
Deferred revenue	988	990
Mandatorily convertible preferred stock	1,500	—
Other liabilities	4,695	5,023
Minority interests	5,375	5,048
Shareholders’ equity
Series LMCN-V Common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
Time Warner Common Stock, $0.01 par value, 4.349 and 4.305 billion shares outstanding	43	43
Paid-in capital	155,483	155,134
Accumulated other comprehensive loss, net	(500)	(428)
Retained earnings (loss)	(99,933)	(101,934)

Total shareholders’ equity	55,095	52,817

Total liabilities and shareholders’ equity	$119,744	$115,450

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(millions, except per share amounts)
Revenues:
Subscriptions	$5,150	$4,818	$15,203	$14,032
Advertising	1,424	1,388	4,440	4,475
Content	3,285	3,244	10,094	9,369
Other	475	513	1,413	1,697

Total revenues(a)	10,334	9,963	31,150	29,573
Costs of revenues(a)	(5,921)	(5,820)	(18,190)	(17,448)
Selling, general and administrative(a)	(2,719)	(2,570)	(8,154)	(7,529)
Merger and restructuring costs	(46)	(77)	(82)	(184)
Amortization of intangible assets	(206)	(181)	(612)	(520)
Impairment of goodwill and intangible assets	(41)	—	(318)	—
Gain on disposal of assets	—	—	43	—

Operating Income	1,401	1,315	3,837	3,892
Interest expense, net(a)	(459)	(489)	(1,400)	(1,306)
Other income (expense), net(a)	36	(851)	1,205	(1,837)
Minority interest expense	(59)	(55)	(175)	(139)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	919	(80)	3,467	610
Income tax benefit (provision)	(366)	25	(1,454)	(279)

Income (loss) before discontinued operations and cumulative effect of accounting change	553	(55)	2,013	331
Discontinued operations, net of tax	—	112	—	113

Income before cumulative effect of accounting change	553	57	2,013	444
Cumulative effect of accounting change	(12)	—	(12)	(54,235)

Net income (loss)	$541	$57	$2,001	$(53,791)

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.12	$(0.01)	$0.45	$0.07
Discontinued operations	—	0.02	—	0.03
Cumulative effect of accounting change	—	—	—	(12.19)

Basic net income (loss) per common share	$0.12	$0.01	$0.45	$(12.09)

Average basic common shares	4,514.7	4,464.2	4,499.5	4,449.2

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.12	$(0.01)	$0.44	$0.07
Discontinued operations	—	0.02	—	0.03
Cumulative effect of accounting change	—	—	(0.01)	(12.19)

Diluted net income (loss) per common share	$0.12	$0.01	$0.43	$(12.09)

Average diluted common shares	4,677.3	4,507.0	4,619.1	4,523.1

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$54	$220	$418	$693
Costs of revenues	(31)	(33)	(116)	(98)
Selling, general and administrative	2	7	18	19
Interest expense, net	5	2	14	7
Other income (expense), net	—	(7)	—	(12)

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited)

	2003	2002

	(millions)
OPERATIONS
Net income (loss)	$2,001	$(53,791)
Adjustments for non-cash and nonoperating items:
Cumulative effect of accounting change	12	54,235
Depreciation and amortization	2,591	2,206
Impairment of goodwill and other intangible assets	318	—
Amortization of film costs	1,906	1,810
Loss on writedown of investments	200	1,685
Gain on sale of investments	(821)	(95)
Equity in losses of investee companies after distributions	152	248
Changes in operating assets and liabilities, net of acquisitions	(1,164)	(638)
Adjustments relating to discontinued operations	—	265

Cash provided by operations	5,195	5,925

INVESTING ACTIVITIES
Investments in available-for-sale securities	(3)	(1)
Other investments and acquisitions, net of cash acquired	(503)	(7,581)
Capital expenditures and product development costs from continuing operations	(1,928)	(2,078)
Capital expenditures from discontinued operations	—	(206)
Investment proceeds from available-for-sale securities	1,062	70
Other investment proceeds	1,444	178

Cash provided (used) by investing activities	72	(9,618)

FINANCING ACTIVITIES
Borrowings	2,377	19,133
Debt repayments	(6,972)	(13,640)
Redemption of redeemable preferred securities of subsidiaries	(813)	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	270	255
Current period repurchases of common stock	—	(102)
Dividends paid and partnership distributions for discontinued operations, net	—	(11)
Principal payments on capital leases	(105)	(35)
Other	(26)	(22)

Cash (used) provided by financing activities	(5,269)	5,323

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2)	1,630
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,730	719

CASH AND EQUIVALENTS AT END OF PERIOD	$1,728	$2,349

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30,
(Unaudited)

	2003	2002

	(millions)
BALANCE AT BEGINNING OF PERIOD	$52,817	$152,027
Net income (loss)	2,001	(53,791)
Other comprehensive loss(a)	(72)	(139)

Comprehensive income (loss)(b)	1,929	(53,930)
Repurchases of Time Warner common stock	—	(102)
Dilution of interest in Time Warner Entertainment Company, L.P. (net of $276 million income tax impact)	—	(414)
Other, principally shares issued pursuant to stock option and benefit plans, including $47 million and $119 million, net of tax benefit, respectively	349	437

BALANCE AT END OF PERIOD	$55,095	$98,018

(a)	2003 includes a $11 million pretax reduction (income tax impact of $4 million) related to the write-down of certain investments, accounted for under FAS 115, from a decline in market value determined to be other-than-temporary and a $197 million pretax increase (income tax impact $79 million) for gains on certain investments, accounted for under FAS 115. 2002 includes a $686 million pretax reduction (income tax impact of $274 million), related to the write-down of certain investments, accounted for under FAS 115, from a decline in market value determined to be other-than-temporary and a $31 million pretax increase (income tax impact $12 million) for gains on certain investments, accounted for under FAS 115.

(b)	Comprehensive income was $501 million for the three months ended September 30, 2003 and $306 million for the three months ended September 30, 2002.

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS, BUSINESS DEVELOPMENTS AND BASIS OF PRESENTATION

Description of Business

      In September 2003, the Board of Directors of AOL Time Warner Inc. approved changing the name of the company from AOL Time Warner Inc. to Time Warner Inc. The name change became effective on October 16, 2003. Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks, music and publishing. Time Warner classifies its business interests into six fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; Music, consisting principally of interests in recorded music and music publishing and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

      Each of the business interests within Time Warner — AOL, Cable, Filmed Entertainment, Networks, Music and Publishing — is important to management’s objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the leading worldwide Internet service AOL, leading Web properties, such as Mapquest, instant messaging services, such as ICQ and AOL Instant Messenger, and AOL music properties, such as the AOL Music Channel, (2) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (3) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (4) leading television networks, such as The WB Network, HBO, Cinemax, CNN, TNT, TBS Superstation and Cartoon Network, (5) copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International and (6) magazine franchises, such as Time, People and Sports Illustrated.

Sale of the Winter Sports Teams

      In September 2003, the Company reached a definitive agreement to sell an 85% interest in the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and operating rights to the Atlanta sports and entertainment venue Philips Arena. This transaction is expected to close in the fourth quarter of 2003, and will not result in a significant gain or loss or otherwise have a material impact on the Company’s financial statements after considering the $219 million of impairment charges previously recorded by the Company. The Company also has entered into an agreement, at market rates, to continue to license the programming rights for the Atlanta Hawks and Thrashers a period of six years.

Sale of Music Manufacturing

      On October 24, 2003, the Company closed the sale of Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses (“WMG Manufacturing”) to Cinram International Inc. (“Cinram”) for $1.05 billion in cash. In connection with this transaction, the Company will record an approximate $600 million gain on sale in the fourth quarter, which will be recorded in Operating Income in the consolidated statement of operations.

      In addition, the Company has entered into long-term manufacturing arrangements under which Cinram will provide manufacturing, printing, packaging and physical distribution for the Company’s DVDs and CDs in North America and Europe. The costs incurred under the manufacturing arrangements will be recognized as inventory as the costs are incurred and as a cost of sale when the related product is sold. The Company believes that the terms of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the manufacturing arrangements are at market rates and, accordingly, none of the sale proceeds will be allocated to the manufacturing arrangements.

      Had the previously described sale and manufacturing agreements occurred at the beginning of 2003, excluding the gain, the Company’s Operating Income before Depreciation and Amortization for the nine months ended September 30, 2003 would have been reduced by approximately $165 million. Similarly, depreciation and amortization would have been reduced by approximately $45 million resulting in a reduction in Operating Income of approximately $120 million. The music manufacturing business has been classified as held for sale and accordingly, we have stopped depreciating and amortizing the manufacturing assets effective July 2003.

      The carrying amount of major classes of assets and liabilities of the WMG Manufacturing business sold are approximately as follows:

	September 30, 2003	December 31, 2002

	(in millions)
Net receivables	$85	$194
Inventory	79	61
Other current assets	16	12
Property, plant and equipment, net	383	374
Other assets	4	—

Total assets	$567	$641

Current liabilities	$152	$202
Deferred taxes	26	23
Non-current liabilities	8	10

Total liabilities	$186	$235

Update on SEC and DOJ Investigations

      The Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations are focused on transactions principally involving the Company’s America Online unit that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers.

      In its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”), which was filed with the SEC on March 28, 2003, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG should be adjusted. For a description of those transactions, see Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 17 to the financial statements in the Company’s 2002 Form 10-K. At that time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why both the Company and its auditors continued to believe that these transactions had been accounted for correctly.

      The staff of the SEC has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. In July 2003, the Office of the Chief Accountant of the SEC informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann AG to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and therefore should have been reflected as a reduction in the purchase price for

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the Division of Enforcement of the SEC continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of advertising provided thereunder.

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of Time Warner Cable Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the Company’s America Online unit, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. The Department of Justice also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the Department of Justice investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are other unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Microsoft Settlement

      On January 22, 2002, Netscape Communications Corporation (“Netscape”) sued Microsoft Corporation (“Microsoft”) in the U. S. District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations.

      On May 29, 2003, Microsoft and Time Warner announced an agreement to settle the pending litigation between Microsoft and Netscape and to collaborate on long-term digital media initiatives that will accelerate the adoption of digital content (the “Microsoft Settlement”). As part of the settlement, Microsoft agreed to pay $750 million to Time Warner and Time Warner agreed to release Microsoft from the Netscape action and related antitrust claims. In addition, Microsoft agreed to a variety of steps designed to ensure that Microsoft and AOL products work better with each other, including giving AOL the same access to early builds of the Microsoft Windows operating system as Microsoft affords to other third parties as well as providing AOL with seven years of dedicated support by Microsoft engineers who have access to Windows source code, to help AOL with compatibility and other engineering efforts. The digital media initiative also established a long-term, nonexclusive license agreement allowing Time Warner the right but not an obligation to use Microsoft’s entire Windows Media 9 Series digital media platform, as well as successor Microsoft digital rights management software. Microsoft also agreed to provide AOL with a new distribution channel for its software to certain PC users worldwide. Finally, as part of this settlement, Microsoft agreed to release Time Warner from the obligation to reimburse Microsoft’s attorneys fees in connection with an arbitration ruling under a 1996 distribution agreement.

      In determining the gain recognized in connection with the Microsoft Settlement, the Company evaluated the fair value of all elements received in addition to the cash payment of $750 million. The Company has estimated the value of the non-cash elements received in connection with the Microsoft Settlement aggregated approximately $10 million. Accordingly, the total gain recognized by Time Warner as a result of the Microsoft Settlement is approximately $760 million, which is included in “Other income (expense), net,” in the Company’s consolidated statement of operations for the nine months ended September 30, 2003.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Basis of Presentation

Discontinued Operations

      During June 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”), resulting in Advance/Newhouse assuming responsibility for the day-to-day operations of, and an economic interest in, certain TWE-A/N cable systems. As a result, Time Warner deconsolidated the financial position and operating results of these systems and has reflected the 2002 operating results of these systems as discontinued operations. Revenues and net income from the discontinued operations totaled $715 million and $1 million, respectively, for the six months ended June 30, 2002 (the most recent reported period prior to the deconsolidation). Discontinued operations for the nine months ended September 30, 2002 reflects a $188 million pretax gain.

Interim Financial Statements

      The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner, included in the 2002 Form 10-K.

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

      In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Time Warner. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Time Warner’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Three Months		Nine Months

	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(millions, except per share amounts)
Net income (loss), as reported	$541	$57	$2,001	$(53,791)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(137)	$(264)	$(475)	$(849)

Pro forma net income (loss)	$404	$(207)	$1,526	$(54,640)

Basic net income (loss) per share:
As reported	$0.12	$0.01	$0.45	$(12.09)

Pro forma	$0.09	$(0.05)	$0.34	$(12.28)

Diluted net income (loss) per share:
As reported	$0.12	$0.01	$0.43	$(12.09)

Pro forma	$0.09	$(0.05)	$0.33	$(12.28)

New Accounting Principles

Goodwill and Other Intangible Assets

      In January 2002, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 suspended amortization of goodwill including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its initial impairment review and recorded a $54.199 billion non-cash pretax charge for the impairment of goodwill, which excludes a $36 million goodwill impairment charge associated with equity method investees. Substantially all of the impaired goodwill was generated in the merger of America Online, Inc. (“America Online”) and Historic TW Inc. (formerly named Time Warner Inc.) (“the America Online-Historic TW merger”) The charge reflected overall market declines since the merger was announced in January 2000, was non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

      In June 2003, the Company recorded impairment losses of $277 million to reduce the carrying value of certain intangible assets at the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and Atlanta Hawks, an NBA team) and certain goodwill and intangible assets of the Time Warner Book Group, which were recorded at the time of the America Online-Historic TW merger. The impairment charges were taken in the second quarter due to additional fair value information obtained through the Company’s negotiations with third parties related to the possible sale of the businesses.

      In September 2003, the Company recorded an additional impairment loss of $41 million to reduce the carrying value of certain intangible assets at the Turner winter sports teams based on additional information obtained through the Company’s negotiations with third parties related to the sale of the businesses.

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”), which requires variable

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interest entities (often referred to as special purpose entities or SPEs) to be consolidated if certain criteria are met. FIN 46 was effective upon issuance for all variable interest entities created after January 31, 2003 and effective July 1, 2003 for variable interest entities that existed prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46” (“FSP FIN 46-6”), which defers the effective date of FIN 46 until December 31, 2003 for variable interest entities that existed prior to February 1, 2003. FSP FIN 46-6, however, also provided that companies could adopt the provisions of FIN 46 effective July 1, 2003 for some or all of the variable interest entities in which it holds an interest.

      The Company has adopted the provisions of FIN 46 effective July 1, 2003 for those variable interest entities representing lease-financing arrangements with SPEs. Specifically, the Company has utilized variable interest entities on a limited basis, primarily to finance the cost of certain aircraft and property, including the Company’s future corporate headquarters at Columbus Circle in New York City (the “Time Warner Center”) and a new production and operations support center for the Turner cable networks in Atlanta (the “Turner Project”). As a result of initially applying the provisions of FIN 46 to its lease-financing arrangements with SPEs as of July 1, 2003, the Company consolidated net assets and associated debt of approximately $700 million. A majority of the $700 million in debt assumed was subsequently paid off. Additionally, the Company recognized approximately a $12 million charge, net of tax, as the cumulative effect of adopting this new standard.

      The Company has elected to defer the adoption of FIN 46 until December 31, 2003 for its equity investments and joint venture arrangements that may require consolidation pursuant to FIN 46. The Company currently does not believe the impact of adopting FIN 46 for such investment interests will have a material impact on its consolidated financial statements.

Exit and Disposal Activities

      In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of the provisions of FAS 146 did not have a material impact on the Company’s consolidated financial statements during the first nine months of 2003.

Multiple Element Arrangements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore the application of the provisions of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

Consideration Received from a Vendor by a Customer

      In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 will apply to all agreements entered into

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

or modified after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Company’s consolidated financial statements during the first nine months of 2003.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 did not have a material impact on the Company’s consolidated financial statements. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Company has modified its disclosures as required.

Derivative Instruments

      In April 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 requires that an issuer classify certain financial instruments as a liability because that financial instrument embodies an obligation of the issuer. The remaining provisions of FAS 150 revise the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. FAS 150 is effective for Time Warner in the third quarter of 2003. The adoption of the provisions of FAS 150 required the Company to reclassify $1.5 billion of mandatorily convertible preferred stock issued to Comcast from shareholders’ equity to liabilities in the accompanying consolidated balance sheets.

Reclassifications

      Certain reclassifications have been made to the prior year’s financial information to conform to the current period presentation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. MERGER AND RESTRUCTURING COSTS

Merger Costs

      In accordance with accounting principles generally accepted in the United States, Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the merger of America Online and Historic TW, or otherwise did not qualify as a liability or cost assumed in a purchase business combination, including the merger of America Online and Historic TW. Merger costs (both capitalized and expensed) are discussed in more detail in the following paragraphs.

Merger Costs Capitalized as a Cost of Acquisition

      In connection with the America Online-Historic TW merger, the Company reviewed its operations and implemented several plans to restructure the operations of both companies (“restructuring plans”). As part of the restructuring plans, the Company accrued a restructuring liability of approximately $1.340 billion during 2001. These restructuring accruals relate to costs to exit and consolidate certain activities of Historic TW, as well as costs to terminate employees across various Historic TW business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Historic TW. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the merger.

      Of the total restructuring accrual, approximately $880 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Historic TW business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 8,200, which was reduced to approximately 6,400 by December 31, 2002 as the remaining terminations were no longer expected to occur. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee was terminated (generally for periods up to 24 months). As of September 30, 2003, out of the remaining liability of $109 million, $65 million was classified as a current liability with the remaining $44 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2007.

      The restructuring accrual also included approximately $460 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company consolidated certain operations and has exited other under-performing operations, including the Studio Stores operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exit activities specifically includes incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. As of September 30, 2003, out of the remaining liability of $75 million, $21 million was classified as a current liability with the remaining $54 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Selected information relating to the restructuring costs included in the allocation of the cost to acquire Historic TW is as follows (in millions):

	Employee	Other
	Termination	Exit Costs	Total

Initial Accruals	$880	$460	$1,340
Cash paid — 2001	(300)	(165)	(465)

Restructuring liability as of December 31, 2001	580	295	875
Cash paid — 2002(b)	(244)	(122)	(366)
Non-cash reductions(a) — 2002	(154)	(44)	(198)

Restructuring liability as of December 31, 2002	182	129	311
Cash paid — 2003(c)	(73)	(44)	(117)
Non-cash reductions(a) — 2003	—	(10)	(10)

Restructuring liability as of September 30, 2003	$109	$75	$184

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.
(b)	Of the $366 million paid in 2002, $70 million was paid in the third quarter.
(c)	Of the $117 million paid in 2003, $39 million was paid in the third quarter.

Merger Costs Expensed as Incurred

      During 2001, the Company’s restructuring plans also included $250 million of merger-related costs that were expensed in accordance with accounting principles generally accepted in the United States. Of the $250 million, $153 million related to employee termination benefits, primarily at the AOL segment, and $97 million related to other exit costs. The other exit costs relate to contractual terminations for various leases and contractual commitments relating to terminated projects, including the termination of the iPlanet alliance with Sun Microsystems Inc. The number of employees expected to be terminated at the AOL segment was 2,430. As of December 31, 2002, substantially all of the terminations had occurred. The severed employees spanned all major departments and divisions in the AOL segment. These merger-related costs were expensed as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Historic TW.

      Selected information relating to the merger costs expensed as incurred is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$153	$97	$250
Cash paid — 2001	(107)	(38)	(145)

Remaining liability as of December 31, 2001	46	59	105
Cash paid — 2002(a)	(25)	(54)	(79)
Non-cash reductions — 2002	(12)	—	(12)

Remaining liability as of December 31, 2002	9	5	14
Cash paid — 2003(b)	(9)	(5)	(14)

Remaining liability as of September 30, 2003	$—	$—	$—

(a)	Of the $79 million paid in 2002, $1 million was paid in the third quarter.
(b)	Of the $14 million paid in 2003, $9 million was paid in the third quarter.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restructuring Costs

      In addition to the costs of restructuring associated with merger activities, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2003 Restructuring Costs

      For the nine months ended September 30, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $82 million, ($46 million of which was incurred in the third quarter of 2003) including $30 million at the AOL segment, $21 million at the Networks segment, $21 million at the Publishing segment and $10 million at the Music segment. Employee termination costs occurred across each of the segments mentioned above and ranged from senior executives to line personnel. The number of employees originally expected to be terminated was approximately 842, with an additional 65 employees added during the third quarter. As of September 30, 2003, approximately 887 of the total 907 expected terminations had occurred with the remainder expected by the end of this year.

      As of September 30, 2003, out of the remaining liability of $73 million, $21 million was classified as a current liability with the remaining liability of $52 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

      Selected information relating to the 2003 restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

2003 Accruals	$43	$39	$82
Cash paid — 2003(a)	(8)	(1)	(9)

Remaining liability as of September 30, 2003	$35	$38	$73

(a)	Of the $9 million paid in 2003, $4 million was paid in the third quarter of 2003.

2002 Restructuring Costs

      During the year ended December 31, 2002, the Company incurred and accrued other restructuring costs of $335 million ($77 million of which was expensed in the third quarter of 2002) related to various contractual terminations and obligations, including certain contractual employee termination benefits. Of the $335 million of restructuring costs, $266 million related to the AOL segment, $46 million related to the Corporate segment, $15 million related to the Cable segment, and $8 million related to Music. The Music segment recorded approximately $20 million of restructuring costs, which were partially offset by the reversal of a previously recorded accrual of $12 million as a result of it no longer being probable that the related contractual employee termination benefits would be paid by the Company.

      Included in the 2002 restructuring charge was $131 million ($67 million of which was expensed in the third quarter of 2002) related to lease obligations of the AOL segment for network modems that will no longer be used because network providers are upgrading their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services. During 2002, a plan was established under which network providers would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems would no longer be in use.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      In addition, included in the 2002 restructuring charge was approximately $100 million ($10 million of which was expensed in the third quarter) related to work force reductions and represented employee termination benefits. Employee termination costs occurred across the AOL, Cable, Music and Corporate segments and range from senior executives to line personnel. The number of employees expected to be terminated was approximately 1,000. As of December 31, 2002, substantially all the terminations had occurred. The remaining $104 million (none of which was incurred in the third quarter) primarily related to incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs.

      As of September 30, 2003, out of the remaining liability of $98 million, $41 million was classified as a current liability with the remaining liability of $57 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

      Selected information relating to the 2002 restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$100	$235	$335
Reversal of portion of prior year change	12	—	12

Accruals	112	235	347
Cash paid — 2002(a)	(5)	(79)	(84)

Remaining liability as of December 31, 2002	107	156	263
Cash paid — 2003(b)	(44)	(121)	(165)

Remaining liability as of September 30, 2003	$63	$35	$98

(a)	Of the $84 million paid in 2002, $3 million was paid in the third quarter.
(b)	Of the $165 million paid in 2003, $16 million was paid in the third quarter.

3. INVESTMENTS

Investment Gains

      During the nine months ended September 30, 2003, the Company recognized gains from certain investments of approximately $778 million, including a $513 million gain on the sale of the Company’s interest in Comedy Central, a $52 million gain on the sale of the Company’s interest in chinadotcom, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and $66 million in gains from the sale of the Company’s equity interests in certain international theater chains. During the nine months ended September 30, 2002, the Company recognized gains from certain investments of approximately $90 million, including a $59 million gain on the sale of a portion of the Company’s interest in Columbia House and a $31 million gain on the redemption of a portion of the Company’s interest in TiVo Inc. These gains are included in “other income (expense), net” in the accompanying consolidated statement of operations.

      In connection with sale of the Company’s investment in Columbia House in 2002, Warner Music Group and Warner Home Video entered into music and video licensing arrangements with Columbia House. The Company believes that the terms of the licensing arrangements are at market rates and, accordingly, none of the proceeds were allocated to the arrangements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

      For the three and nine months ended September 30, 2003, the Company recognized non-cash charges of $10 million and $184 million, respectively, which are comprised of $13 million and $200 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $3 and $16 million of gains, respectively, to reflect market fluctuations in equity derivative instruments. Included in the 2003 charge were a writedown of $77 million of the Company’s 40.3% interest in AOL Japan and $71 million writedown of the Company’s 49.8% interest in n-tv KG (“NTV-Germany”). For the three and nine months ended September 30, 2002, the Company recognized non-cash charges of $733 million, including $1 million in losses relating to equity derivative instruments, and $1.678 billion, including $7 million of gains relating to equity derivative instruments. Included in the non-cash pretax charge for the three and nine months ended September 30, 2002 are charges of approximately $24 million for the three-month period and $796 million for the nine-month period, relating to the writedown of Time Warner’s investment in Time Warner Telecom Inc., a 44% owned equity investment, which was written up in connection with the merger of America Online-Historic TW merger. In addition during 2002, the Company incurred investment charges related to its investments in Gateway Inc. of approximately $39 million for the three-month period and $140 million for the nine-month period, Hughes of $505 million for both the three and nine-month periods and America Online Latin America, Inc. (“AOL Latin America”) of $106 million for both the three and nine-month periods for declines deemed other-than-temporary. These write downs are included in “other income (expense), net” in the accompanying consolidated statement of operations.

      As of September 30, 2003, Time Warner has total investments, excluding equity-method investments, with a carrying value of $1.342 billion for which their estimated fair value exceeded the carrying value by approximately $117 million.

4. TWE RESTRUCTURING

      Prior to the restructuring discussed below, a majority of Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corporation (“Comcast”).

      On March 31, 2003, Time Warner and Comcast completed the restructuring of TWE (the “TWE Restructuring”). As a result of the TWE Restructuring, Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office and TWE’s interests in The WB Network, Comedy Central (which was subsequently sold) and the Courtroom Television Network (“Court TV”). Additionally, all of Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE, are now controlled by a new subsidiary of Time Warner called TWC Inc. As part of the restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received Time Warner preferred stock, which will be converted into $1.5 billion of Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC Inc. as part of the TWE Restructuring.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Comcast’s 21.0% economic interest in TWC Inc.’s cable business, is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The additional ownership interests acquired by Time Warner in the TWE Restructuring have been accounted for as a step acquisition and are reflected in the accompanying balance sheet as of September 30, 2003. The purchase price allocation is preliminary, as the Company is in the process of completing a valuation study to identify and value the net assets acquired.

      The total purchase consideration for the aforementioned step acquisition is approximately $4.6 billion. This consideration consists primarily of the above noted debt assumed and the issuance of mandatorily convertible preferred stock as well as an interest in certain cable systems that were previously wholly-owned by Time Warner with an approximate value of $1.0 billion.

      As of September 30, 2003 the purchase consideration has been preliminarily allocated to the tangible and intangible assets as follows (millions):

Fair value of tangible net assets acquired	$2,337
Intangible assets subject to amortization	435
Intangible assets not subject to amortization	1,471
Goodwill	35
Investment	313
Other assets	62

      As of June 30, 2003 the Company allocated approximately $683 million to goodwill. During the third quarter of 2003, the Company reallocated $15 million of goodwill to intangible assets subject to amortization, $591 million of goodwill to intangible assets not subject to amortization (e.g., brand/trademarks) and $42 million to other assets. The remaining goodwill balance of $35 million is recorded in the Networks segment. Of the $435 million in intangible assets subject to amortization, $10 million has been amortized in the second and third quarter of 2003. Such intangible assets are amortized over a period of approximately 20 years.

      In addition to the allocations above, the Company has recorded approximately $920 million of deferred tax liabilities and a corresponding increase in goodwill for deferred tax liabilities related to the above intangible assets.

      Finally, in conjunction with the TWE Restructuring, Comcast’s basis in TWC Inc. was stepped up to its estimated fair value. This step up was recorded as an increase in intangible assets not subject to amortization of $2.362 billion and a corresponding increase in minority interest. In addition, a deferred tax liability of $945 million and a corresponding amount of goodwill related to Comcast intangible assets was recorded.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. INVENTORIES

      Inventories and film costs consist of:

	September 30, 2003	December 31, 2002

	(millions)
Programming costs, less amortization	$2,821	$2,788
Books, recorded music, paper and other merchandise	551	444
Film costs-Theatrical:
Released, less amortization	590	812
Completed and not released	230	96
In production	867	488
Development and pre-production	220	218
Film costs-Television:
Released, less amortization	143	160
Completed and not released	285	165
In production	75	71
Development and pre-production	5	5

Total inventories and film costs(a)	5,787	5,247
Less current portion of inventory(b)	2,031	1,896

Total noncurrent inventories and film costs	$3,756	$3,351

(a)	Does not include $3.417 billion and $3.168 billion of acquired film library costs as of September 30, 2003 and December 31, 2002, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.
(b)	Current inventory as of September 30, 2003 and December 31, 2002 is comprised of programming inventory at the Networks segment ($1.480 billion and $1.452 billion, respectively), books from the Publishing segment ($226 million and $232 million, respectively), videocassettes, DVDs and compact discs from the Filmed Entertainment and Music segments ($316 million and $196 million, respectively), and general merchandise, primarily at the AOL segment ($9 million and $16 million, respectively).

6. LONG-TERM DEBT

      Credit Agreements

      As part of the closing of the TWE Restructuring, Time Warner, together with certain of its consolidated subsidiaries, amended its aggregate $10 billion unsecured revolving bank credit agreements (the “Credit Agreements”). During the third quarter of 2003, Time Warner renewed its 364-day revolving credit facility and reduced its size. The Credit Agreements now consist of a $6.0 billion five-year revolving credit facility, a $2.0 billion 364-day revolving credit facility, and a $1.5 billion 364-day revolving credit facility. The borrowers under the $6.0 billion and $2.0 billion facilities (the “TW Facilities”) are Time Warner and Time Warner Finance Ireland. The obligations of each of Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Companies, Inc. (“TW Companies”). The obligations of Time Warner Finance Ireland are guaranteed by Time Warner. The borrower under the $1.5 billion facility is TWE (and TWC Inc. following any initial public offering of its stock or registered public debt) (the “TWE Facility”). Borrowings under the 364-day facilities may be extended for a period up to one year beyond the respective initial maturity date of July 6, 2004 for the TW Facility and January 7, 2004 for the TWE Facility.

      Borrowings bear interest at rates generally based on the credit rating of the respective borrowers, which rate is currently equal to LIBOR plus 0.525% in the case of the $2.0 billion and $1.5 billion 364-day facilities, and 0.500% in the case of the $6.0 billion five-year facility. In addition, the Company is required to pay a facility fee of 0.10% per annum on the aggregate commitments under its 364-day facility and 0.125% per annum on the aggregate commitments under the 5-year facility, and an additional usage fee of 0.0625% if the aggregate outstanding loans under the Credit Agreements exceed 33% of the aggregate committed amounts thereunder and 0.125% if such outstanding amounts exceed 66%. TWE is required to pay a facility fee of 0.10% per annum on the aggregate

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

commitments under the TWE Facility and an additional usage fee of 0.0625% on outstanding principal amounts, which fee increases to 0.125% if the outstanding amounts exceed 66% of the total committed amounts under the TWE Facility. The TW Facilities and the TWE Facility provide same-day funding and multi-currency capability. The TW Facilities contain a maximum leverage ratio covenant (net of cash balances in excess of $200 million) of 4.5 times consolidated EBITDA, as defined in the agreements, for Time Warner, and an interest coverage covenant of 2.0 times consolidated cash interest expense for Time Warner, and the TWE Facility contains a maximum leverage ratio covenant (net of cash balances in excess of $25 million) of 5.0 times consolidated EBITDA, as defined in the agreements, for TWE, and an interest coverage covenant of 2.0 times consolidated cash interest expense for TWE. The Credit Agreements do not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in the Company’s or TWE’s financial condition or results of operations. Borrowings may be used for general corporate purposes and unused credit is available to support commercial paper borrowings.

      As previously noted, there was $2.1 billion of pre-existing debt of a Comcast subsidiary which was assumed by TWC Inc. at the time of the TWE Restructuring. The form of this debt is a one-year term loan with an optional extension for an additional year. The loan is guaranteed by TWE and is prepayable. The term loan contains a maximum leverage ratio covenant (including amounts owing to preferred equity interests and net of cash balances in excess of $25 million) of 3.5 times consolidated EBITDA, as defined in the agreement, for TWC Inc., and an interest coverage covenant of 2.0 times consolidated cash interest expense for TWC Inc. A total of $400 million of quarterly amortization commences on December 31, 2003 prior to final repayment of the remaining $1.7 billion on March 31, 2005, assuming the optional extension is exercised. Borrowings bear interest at specific rates, based on the credit rating of TWC Inc. or TWE, which rate is currently equal to LIBOR plus 0.875%.

7. MANDATORILY REDEEMABLE PREFERRED SECURITIES

      As of March 31, 2003, AOL Europe had 725,000 shares of redeemable preferred securities outstanding with a liquidation preference of $725 million. Dividends accreted at an annual rate of 6% and the total accumulated dividends as of March 31, 2003 were approximately $88 million. These securities and accrued dividends are classified as minority interests in the accompanying consolidated balance sheet as of December 31, 2002. In April 2003, the preferred shares and accrued dividends were repurchased for approximately $813 million in cash.

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

      Upon adoption of FAS 150, in the third quarter of 2003, the Company reclassified the $1.5 billion of mandatorily convertible preferred stock from shareholders’ equity to liabilities (Note 1).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. SEGMENT INFORMATION

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

      Information as to the operations of Time Warner in each of its business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is Operating Income (Loss) before non-cash depreciation of tangible assets, and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income (Loss) by segment.

      The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(millions)		(millions)
Revenues
AOL	$2,115	$2,215	$6,444	$6,772
Cable	1,931	1,753	5,696	5,198
Filmed Entertainment	2,468	2,643	7,589	7,165
Networks	2,019	1,832	6,266	5,575
Music	958	983	2,923	2,902
Publishing	1,327	1,353	3,900	3,830
Intersegment elimination	(484)	(816)	(1,668)	(1,869)

Total revenues	$10,334	$9,963	$31,150	$29,573

Intersegment Revenues

      In the normal course of business, the Time Warner segments enter into transactions with one another. The most common types of intersegment transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;
•	The Networks segment generating Subscription revenue by selling cable network programming to the Cable segment;
•	The AOL, Cable, Networks and Publishing segments generating Advertising revenue by cross-promoting the products and services of all Time Warner segments;
•	The Music segment generating Other revenue by manufacturing DVDs for the Filmed Entertainment segment; and
•	The AOL segment generating Other revenue by providing the Cable segment access to the AOL Transit Data Network (ATDN) for high-speed access to the Internet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      These intersegment transactions are recorded by each segment at fair value as if the transactions were with third parties and, therefore, impact segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(millions)		(millions)
Intersegment Revenues
AOL	$16	$68	$84	$223
Cable	19	37	54	103
Filmed Entertainment	160	381	604	684
Networks	148	146	447	414
Music	124	150	424	386
Publishing	17	34	55	59

Total intersegment revenues	$484	$816	$1,668	$1,869

      Included in the total intersegment revenues above are advertising revenues, as follows:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(millions)		(millions)
Intersegment Advertising Revenues
AOL	$1	$37	$36	$141
Cable	3	31	7	89
Filmed Entertainment	—	—	—	—
Networks	25	36	79	113
Music	—	—	—	—
Publishing	9	34	38	59

Total intersegment advertising revenues:	$38	$138	$160	$402

      During 2003, there was a change in the application of the AOL segment’s policy for intercompany advertising barter transactions, which reduced both the amount of intercompany advertising revenues and advertising expenses recognized by the AOL segment by approximately $14 million and $44 million for the three and nine month periods. This change, however, had no impact on the AOL segment’s Operating Income or its Operating Income before Depreciation and Amortization. In addition, because intercompany transactions are eliminated on a consolidated basis, this change in policy did not impact the Company’s consolidated results of operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(millions)		(millions)
Operating Income before depreciation and amortization(a)(b)
AOL	$371	$365	$1,206	$1,182
Cable	752	680	2,195	2,007
Filmed Entertainment	390	331	1,048	840
Networks	566	520	1,425	1,371
Music	90	96	282	289
Publishing	230	276	608	758
Corporate	(109)	(97)	(322)	(283)
Intersegment elimination	(12)	(79)	(14)	(66)

Total Operating Income before depreciation and amortization	$2,278	$2,092	$6,428	$6,098

(a)	Operating Income before depreciation and amortization includes asset gains and (losses) (including impairment of goodwill and intangible assets) of $43 million for the Filmed Entertainment segment, $(219) million for the Networks segment and $(99) million for the Publishing segment.
(b)	The business segment results have been recasted to include merger and restructuring costs as a component of each business segment’s results. Previously, these amounts were excluded from the business segment’s results and included as a separate line item.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$179	$165	$527	$452
Cable	355	307	1,034	876
Filmed Entertainment	20	19	63	57
Networks	49	44	141	125
Music	33	29	109	85
Publishing	28	25	80	71
Corporate	7	7	25	20

Total depreciation	$671	$596	$1,979	$1,686

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(millions)		(millions)
Amortization of Intangible Assets
AOL	$42	$39	$125	$121
Cable	3	3	7	5
Filmed Entertainment	51	48	153	143
Networks	8	7	20	18
Music	58	45	182	133
Publishing	44	39	125	100
Corporate	—	—	—	—

Total amortization	$206	$181	$612	$520

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(millions)		(millions)
Operating Income (Loss)(a)
AOL	$150	$161	$554	$609
Cable	394	370	1,154	1,126
Filmed Entertainment	319	264	832	640
Networks	509	469	1,264	1,228
Music	(1)	22	(9)	71
Publishing	158	212	403	587
Corporate	(116)	(104)	(347)	(303)
Intersegment elimination	(12)	(79)	(14)	(66)

Total Operating Income	$1,401	$1,315	$3,837	$3,892

(a)	The business segments have been modified to include merger and restructuring costs as a component of each business segment’s results. Previously, these amounts were excluded from the business segments and included as a separate line item.

	September 30,	December 31,
	2003	2002

	(millions)
Assets
AOL	$6,610	$7,757
Cable	41,865	37,732
Filmed Entertainment	16,944	16,401
Networks	32,632	31,907
Music	5,452	6,080
Publishing	13,935	14,009
Corporate	2,306	1,564

Total assets	$119,744	$115,450

10. COMMITMENTS AND CONTINGENCIES

Cable Joint Ventures

      The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of September 30, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of September 30, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests. The Company does not have current plans to initiate the buy-sell procedure in either joint venture. If a buy-sell procedure were initiated by Comcast with respect to either joint venture, TWE would have a choice either to buy Comcast’s interests in the joint venture or to sell its interests in the joint venture to Comcast. However, in such an event, the Company would be under no obligation to purchase Comcast’s interests. Additionally, in 2005, under the terms of both joint venture agreements, either partner may trigger the dissolution of the joint ventures resulting in the distribution of the net assets of the joint ventures to the partners. Any actions to be taken by the Company under the buy-sell or dissolution procedures will be evaluated in the context of the Company’s strategy for its Cable operations and its overall capital structure and debt reduction initiatives.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Securities Matters

      As of November 5, 2003, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Minnesota State Board of Investment has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the Merger and in its Registration Statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the Company filed a motion to dismiss the consolidated amended complaint; and on September 29, 2003, plaintiffs filed a response opposing such motion. On July 25, 2003, the court denied plaintiffs’ motion for relief from the automatic stay of discovery. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10(b)-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14(a)-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On November 11, 2002, Staro Asset Management, LLC filed a putative class action complaint in the U.S. District Court for the Southern District of New York on behalf of all purchasers between October 11, 2001 and July 18, 2002, of Reliant 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029, for alleged violations of the federal securities laws. Plaintiff is a purchaser of subordinated notes, the price of which was purportedly tied to the market value of Time Warner stock. Plaintiff alleges that the Company made misstatements and/or omissions of material fact that artificially inflated the value of Time Warner stock and directly affected the price of the notes. Plaintiff seeks compensatory damages and/or rescission. The Company has not yet responded to this complaint. The Company intends to defend against this lawsuit vigorously. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      As of November 5, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint; and on November 4, 2003, plaintiffs filed a response opposing such motion. On September 26, 2003, the court granted the Company’s motion for a limited stay of discovery in the ERISA actions. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      As of November 5, 2003, eight shareholder derivative lawsuits are pending. Three were filed in New York State Supreme Court for the County of New York, one in the U.S. District Court for the Southern District of New York and four in the Court of Chancery of the State of Delaware for New Castle County. These suits name certain current and former directors and officers of the Company as defendants, as well as the Company as a nominal defendant. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. On May 2, 2003, the motion to dismiss was granted, and on June 6, 2003, plaintiffs filed a notice of appeal of that dismissal order. The lawsuit filed in the U.S. District Court for the Southern District of New York has been centralized for coordinated or consolidated pre-trial proceedings with the securities actions described above and the ERISA lawsuits described below under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The parties to the federal action have agreed that all proceedings in that matter should be stayed pending resolution of any motion to dismiss in the consolidated securities action described above. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On April 14, 2003, two shareholders of the Company filed a lawsuit in the California Superior Court, County of Los Angeles, titled Regents of the University of California et al. v. Parsons et al. (“Regents Action”), naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of any insider trading proceeds and restitution for their stock losses. On September 29, 2003, the Regents Action was coordinated with the CalPERS and CalSTRS Actions in the California Superior Court, County of Los Angeles. (The CalPERS and CalSTRS Actions are described below in greater detail.) The Company intends to defend against this lawsuit vigorously. Due to the preliminary nature of this matter, the Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      On July 18, 2003, California Public Employees’ Retirement System v. AOL Time Warner Inc. et al. (“CalPERS Action”) was filed in the California Superior Court, County of Sacramento, naming as defendants the Company, current and former officers, directors and employees of the Company, Ernst & Young and Citigroup, Salomon Smith Barney, Morgan Stanley, Banc of America Securities and J.P. Morgan Chase. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. The plaintiff also alleges violations of the California Corporations Code and state law claims for fraud. The plaintiff seeks disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. As noted above, the CalPERS Action has been coordinated in the California Superior Court (County of Los Angeles) with the Regents and CalSTRS Actions. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 18, 2003, California State Teachers’ Retirement System v. AOL Time Warner Inc. et al. (“CalSTRS Action”) was filed in the California Superior Court, County of San Francisco, naming as defendants the Company, current and former officers, directors and employees of the Company, Citigroup Global Markets (f/k/a Salomon Smith Barney), Citigroup Inc., Morgan Stanley & Co., Goldman Sachs & Co., Merrill Lynch, Credit Suisse First Boston and Ernst & Young. Plaintiff alleges the Company made material misrepresentations in registration statements for securities acquired by plaintiff in violation of Section 11 of the Securities Act of 1933. The plaintiff also alleges violations of the California Corporations Code and state law claims for fraud and breach of fiduciary duty. As noted above, the CalSTRS Action has been coordinated in the California Superior Court (County of Los Angeles) with the Regents and CalPERS Actions. The plaintiff seeks unspecified compensatory and punitive damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On September 25, 2003, Los Angeles County Employees Retirement Association v. Parsons et al. was filed in the California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup, Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiff alleges that the Company made material misrepresentations in its registration statements related to the Merger and stock option plans in violation of Section 11 and Section 12 of the Securities Act of 1933 and also alleges violations of California law, breach of fiduciary duty and common law fraud. Plaintiff seeks disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On May 23, 2003, Treasurer of New Jersey v. AOL Time Warner Inc. et al., was filed in the Superior Court of New Jersey, Mercer County, naming the Company, current and former officers, directors and employees of the Company, Ernst & Young, Citigroup, Salomon Smith Barney, Morgan Stanley, JP Morgan Chase and Banc of America Securities as defendants. The complaint is brought by the Treasurer of New Jersey and purports to be made on behalf of the State of New Jersey, Department of Treasury, Division of Investments (the “Division”) and certain funds administered by the Division. The plaintiff alleges that certain of the funds purchased shares of America Online and Time Warner between January 10, 2000, and July 24, 2002, that all of the funds exchanged shares of Historic TW common stock pursuant to the Merger Registration Statement of May 19, 2000 and that one of the funds acquired $60 million of the Company’s debt securities pursuant to a Debt Registration Statement of April 11, 2001. Plaintiffs allege the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. The plaintiff also alleges violations of New Jersey state law for fraud and negligent misrepresentation. The plaintiffs seek an unspecified amount of damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 18, 2003, Ohio Public Employees Retirement System et al v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. The plaintiffs seek disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      On July 18, 2003, West Virginia Investment Management Board v. Parsons et al. was filed in West Virginia, Circuit Court, Kanawha County naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., and Ernst & Young LLP. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of West Virginia law, breach of fiduciary duty and common law fraud. The plaintiff seeks disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 18, 2003, the Commonwealth of Pennsylvania and certain of its retirement systems and boards filed a request for a writ of summons in the Court of Common Pleas of Philadelphia County notifying defendants of commencement a suit. The named defendants include the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW Inc., Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., Ernst & Young LLP, Banc of America Securities LLC and J.P. Morgan Chase & Co. No complaint has yet been filed. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

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

      As part of the Company’s ongoing discussions with the SEC, in the first quarter of 2003 the staff of the SEC informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously established put price to Bertelsmann either in cash or in Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

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

      In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as these advertisements were run (almost entirely at the America Online unit) during the period from the first quarter of 2001 through the second quarter of 2003. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. In addition, $2.0 million and $0.1 and $0 was recognized in the first three quarters of 2003, respectively. (The remaining approximately $1.5 million is expected to be recognized by the Company during the remainder of 2003.) These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

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

      The staff of the SEC has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. In July 2003, the Office of the Chief Accountant of the SEC informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann AG to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and therefore should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the Division of Enforcement of the SEC continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of the advertising provided thereunder.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

      The SEC staff also continues to investigate a range of other transactions principally involving the America Online unit, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. The Department of Justice also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are other unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

      As of November 5, 2003, six putative class action suits have been filed in various state courts naming as defendants the Company or America Online and ICT Group, Inc. All of these suits allege that America Online’s “Spin-off a Second Account” (“SOSA”) program violated consumer protection acts by charging members for “spun-off” or secondary e-mail accounts they purportedly did not agree to create. Dix v. ICT Group and America Online was filed in the Superior Court of Washington, Spokane County, on July 29, 2003, and is a putative nationwide class action. Snow v. AOL Time Warner Inc. and ICT Group, Inc. was filed in the California Superior Court, County of Alameda, on August 27, 2003, and is a putative California consumer class action. Duessent v. AOL Time Warner Inc. and ICT Group, Inc. was filed in the California Superior Court, County of Los Angeles, on September 5, 2003, and is a putative California consumer class action. Guy v. AOL Time Warner Inc. et al. was filed in the Superior Court of Allen County, Indiana and is a putative Indiana consumer class action. Rubin v AOL Time Warner Inc. et al. was filed in the Circuit Court of Kanawha County, West Virginia on October 2, 2003, and is a putative West Virginia class action. Salatich et al. v. America Online, Inc. dba AOL and ICT Group, Inc., was filed in the U.S. District Court, Eastern District of Louisiana, on October 21, 2003, and is a putative nationwide consumer class action. Snow and Duessent also allege violations of various California consumer fraud statutes. Dix was removed to federal court. The Company believes the lawsuits have no merit and intends to defend against them vigorously. Due to their preliminary status, the Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against America Online and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. Plaintiffs have moved for class certification in the California action.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, America Online and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the Company’s Administrative Committee and the AOL Administrative Committee. On May 19, 2003, the Company, America Online and AOL Community, Inc. filed a motion to dismiss and the two administrative committees filed a motion for judgment on the pleadings. Both of these motions are now pending. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss, but intends to defend against these lawsuits vigorously.

      On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiff(s) allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. Plaintiffs seek unspecified monetary, injunctive and declaratory relief. The Company believes the lawsuits have no merit and intends to defend against them vigorously. However, due to their preliminary status, the Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. Although the Company is vigorously defending this matter, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

      On April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U.S. District Court for the Central District of California. Plaintiffs have named as defendants the Company, TWE, WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U.S. District Court for the Southern District of New York. On September 10, 2003, plaintiffs filed a motion for class certification, which the Company has opposed. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

11. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

      Additional financial information with respect to cash (payments) and receipts are as follows:

	Nine Months Ended September 30,

	2003	2002

	(millions)
Cash payments made for interest	$(1,237)	$(1,101)
Interest income received	50	83

Cash interest expense, net	$(1,187)	$(1,018)

Cash payments made for income taxes	$(438)	$(229)
Income tax refunds received	13	49

Cash taxes, net	$(425)	$(180)

      Non-cash financing activities in 2003 included the incurrence by TWC Inc. of $2.1 billion in debt in connection with the TWE Restructuring (Note 4) and the assumption of approximately $700 million as a result of initially applying the provisions of FIN 46 to its lease-financing arrangements with SPEs (Note 1).

Interest Expense, Net

Interest expense, net, consists of:

	Three Months Ended,		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(millions)		(millions)
Interest income	$15	$18	$63	$96
Interest expense	(474)	(507)	(1,463)	(1,402)

Interest expense, net	$(459)	$(489)	$(1,400)	$(1,306)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Income (Expense), Net

Other income (expense), net, consists of:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(millions)		(millions)
Net investment gains (losses)(a)	$117	$(733)	$594	$(1,588)
Microsoft settlement	—	—	760	—
Losses on equity investees	(68)	(103)	(105)	(215)
Losses on accounts receivable securitization programs	(7)	(15)	(36)	(37)
Miscellaneous	(6)	—	(8)	3

Total other income (expense), net	$36	$(851)	$1,205	$(1,837)

(a)	For the three and nine months ended September 30, 2003, the Company recorded non-cash charges of $10 million and $184 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments. For the three and nine months ended September 30, 2002, the Company recorded charges of $733 million and $1.678 billion, respectively.

Other Current Liabilities

Other current liabilities consist of:

	September 30,	December 31,
	2003	2002

	(millions)
Accrued expenses	$5,325	$5,365
Accrued compensation	930	907
Accrued income taxes	111	116

Total other current liabilities	$6,366	$6,388

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
(Unaudited)

      America Online, Inc. (“America Online”), Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with America Online, Historic TW and TW Companies, the “Guarantor Subsidiaries”) are wholly owned subsidiaries of Time Warner Inc. (“Time Warner”). Time Warner, America Online, Historic TW, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company’s public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) America Online, Historic TW, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of Time Warner and (iii) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner.

Consolidating Statement of Operations
For The Three Months Ended September 30, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$1,589	$—	$—	$224	$8,545	$(24)	$10,334
Cost of revenues	—	(872)	—	—	(126)	(4,952)	29	(5,921)
Selling, general and administrative	(11)	(522)	(12)	(6)	(39)	(2,129)	—	(2,719)
Merger and restructuring costs	—	(26)	—	—	(3)	(17)	—	(46)
Amortization of intangible assets	—	(8)	—	—	—	(198)	—	(206)
Impairment of goodwill and intangible assets	—	—	—	—	—	(41)	—	(41)
Gain on disposal of assets	—	—	—	—	—	—	—	—

Operating income (loss)	(11)	161	(12)	(6)	56	1,208	5	1,401
Equity in pretax income (loss) of consolidated subsidiaries	1,095	(41)	941	776	179	—	(2,950)	—
Interest expense, net	(168)	(24)	(22)	(117)	—	(128)	—	(459)
Other income (expense), net	3	106	(2)	—	31	(11)	(91)	36
Minority interest income (expense)	—	—	—	—	—	(175)	116	(59)

Income before income taxes and cumulative effect of accounting change	919	202	905	653	266	894	(2,920)	919
Income tax provision	(366)	(89)	(351)	(251)	(106)	(348)	1,145	(366)

Income before cumulative effect of accounting change	553	113	554	402	160	546	(1,775)	553
Cumulative effect of accounting change	(12)	—	(12)	(7)	(5)	(12)	36	(12)

Net income (loss)	$541	$113	$542	$395	$155	$534	$(1,739)	$541

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended September 30, 2002

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$1,744	$—	$—	$206	$8,149	$(136)	$9,963
Cost of revenues	—	(1,057)	—	—	(116)	(4,783)	136	(5,820)
Selling, general and administrative	(10)	(459)	(10)	(4)	(31)	(2,056)	—	(2,570)
Merger and restructuring costs	(10)	(65)	—	—	—	(2)	—	(77)
Amortization of intangible assets	—	(3)	—	—	—	(178)	—	(181)

Operating income (loss)	(20)	160	(10)	(4)	59	1,130	—	1,315
Equity in pretax income (loss) of consolidated subsidiaries	188	(37)	762	744	156	—	(1,813)	—
Interest expense, net	(183)	(23)	(16)	(98)	(32)	(137)	—	(489)
Other expense, net	(65)	(637)	(1)	(6)	(3)	(107)	(32)	(851)
Minority interest expense	—	—	—	—	—	(55)	—	(55)

Income (loss) before income taxes	(80)	(537)	735	636	180	831	(1,845)	(80)
Income tax benefit (provision)	25	201	(287)	(247)	(72)	(327)	732	25

Income (loss) before discontinued operations and cumulative effect of accounting change	(55)	(336)	448	389	108	504	(1,113)	(55)

Discontinued operations, net of tax	112	—	112	112	—	112	(336)	112

Income (loss) before cumulative effect of accounting change	57	(336)	560	501	108	616	(1,449)	57
Cumulative effect of accounting change	—	—	—	—	—	—	—	—

Net income (loss)	$57	$(336)	$560	$501	$108	$616	$(1,449)	$57

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Nine Months Ended September 30, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$4,851	$—	$—	$672	$25,688	$(61)	$31,150
Cost of revenues	—	(2,688)	—	—	(372)	(15,196)	66	(18,190)
Selling, general and administrative	(34)	(1,522)	(35)	(16)	(116)	(6,431)	—	(8,154)
Merger and restructuring costs	—	(29)	—	—	(11)	(42)	—	(82)
Amortization of intangible assets	—	(20)	—	—	—	(592)	—	(612)
Impairment of goodwill and intangible assets	—	—	—	—	—	(318)	—	(318)
Gain on disposal of assets	—	—	—	—	—	43	—	43

Operating income (loss)	(34)	592	(35)	(16)	173	3,152	5	3,837
Equity in pretax income (loss) of consolidated subsidiaries	4,002	(149)	2,913	2,802	348	—	(9,916)	—
Interest expense, net	(516)	(66)	(66)	(317)	(66)	(369)	—	(1,400)
Other income (expense), net	15	845	(7)	—	101	488	(237)	1,205
Minority interest income (expense)	—	—	—	—	—	(293)	118	(175)

Income before income taxes and cumulative effect of accounting change	3,467	1,222	2,805	2,469	556	2,978	(10,030)	3,467
Income tax benefit (provision)	(1,454)	(513)	(1,164)	(1,026)	(227)	(1,233)	4,163	(1,454)

Income before cumulative effect of accounting change	2,013	709	1,641	1,443	329	1,745	(5,867)	2,013
Cumulative effect of accounting change	(12)	—	(12)	(7)	(5)	(12)	36	(12)

Net income	$2,001	$709	$1,629	$1,436	$324	$1,733	$(5,831)	$2,001

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Operations
For The Nine Months Ended September 30, 2002

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$5,347	$—	$—	$637	$23,796	$(207)	$29,573
Cost of revenues	—	(3,088)	—	—	(346)	(14,221)	207	(17,448)
Selling, general and administrative	(27)	(1,402)	(27)	(12)	(102)	(5,959)	—	(7,529)
Merger and restructuring costs	(38)	(137)	—	—	—	(9)	—	(184)
Amortization of intangible assets	—	(10)	—	—	—	(510)	—	(520)
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	—
Gain on disposal of asset	—	—	—	—	—	—	—	—

Operating income (loss)	(65)	710	(27)	(12)	189	3,097	—	3,892
Equity in pretax income (loss) of consolidated subsidiaries	1,150	(213)	1,586	1,577	436	—	(4,536)	—
Interest expense, net	(425)	(12)	(69)	(296)	(91)	(413)	—	(1,306)
Other expense, net	(50)	(783)	(6)	(114)	(5)	(778)	(101)	(1,837)
Minority interest expense	—	—	—	—	—	(139)	—	(139)

Income (loss) before income taxes	610	(298)	1,484	1,155	529	1,767	(4,637)	610
Income tax benefit (provision)	(279)	61	(570)	(442)	(207)	(684)	1,842	(279)

Income (loss) before discontinued operations and cumulative effect of accounting change	331	(237)	914	713	322	1,083	(2,795)	331
Discontinued operations, net of tax	113	—	113	113	—	113	(339)	113

Income (loss) before cumulative effect of accounting change	444	(237)	1,027	826	322	1,196	(3,134)	444
Cumulative effect of accounting change	(54,235)	—	(54,235)	(42,902)	(11,333)	(52,048)	160,518	(54,235)

Net loss	$(53,791)	$(237)	$(53,208)	$(42,076)	$(11,011)	$(50,852)	$157,384	$(53,791)

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
September 30, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS
Current assets
Cash and equivalents	$980	$(18)	$—	$69	$98	$599	$—	$1,728
Receivables, net	16	240	—	24	130	4,023	—	4,433
Inventories	—	—	—	—	210	1,821	—	2,031
Prepaid expenses and other current assets	14	171	—	—	7	1,750	—	1,942

Total current assets	1,010	393	—	93	445	8,193	—	10,134
Noncurrent inventories and film costs	—	—	—	—	570	3,186	—	3,756
Investments in amounts due to and from consolidated subsidiaries	74,934	2,297	88,912	76,191	17,593	—	(259,927)	—
Investments, including available-for-sale securities	25	877	244	—	168	3,687	(1,081)	3,920
Property, plant and equipment	640	1,069	15	—	64	11,005	—	12,793
Intangible assets subject to amortization	—	—	—	—	—	6,923	—	6,923
Intangible assets not subject to amortization	—	131	—	—	641	39,934	—	40,706
Goodwill	1,868	1,475	—	—	2,805	32,880	—	39,028
Other assets	1,027	419	12	—	93	1,847	(914)	2,484

Total assets	$79,504	$6,661	$89,183	$76,284	$22,379	$107,655	$(261,922)	$119,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8	$29	$1	$—	$10	$1,535	$—	$1,583
Participations payable	—	—	—	—	—	1,885	—	1,885
Royalties and programming costs payable	—	—	—	—	—	1,526	—	1,526
Deferred revenue	—	475	—	—	—	766	—	1,241
Debt due within one year	—	—	—	304	255	185	—	744
Other current liabilities	604	1,545	48	112	234	3,871	(48)	6,366

Total current liabilities	612	2,049	49	416	499	9,768	(48)	13,345
Long-term debt	10,880	1,660	1,476	5,290	526	6,210	(913)	25,129
Debt due to (from) affiliates	(913)	—	—	—	1,647	913	(1,647)	—
Deferred income taxes	13,617	(4,063)	17,680	16,094	1,666	17,760	(49,137)	13,617
Deferred revenue	—	41	—	—	—	947	—	988
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	51	45	571	—	516	3,512	—	4,695
Minority interests	(1,338)	—	—	1	—	6,830	(118)	5,375
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	4,470	5,512	1,824	(2,763)	(18,071)	9,028	—
Other shareholders’ equity	55,095	2,459	63,895	52,659	20,288	79,786	(219,087)	55,095

Total shareholders’ equity	55,095	6,929	69,407	54,483	17,525	61,715	(210,059)	55,095

Total liabilities and shareholders’ equity	$79,504	$6,661	$89,183	$76,284	$22,379	$107,655	$(261,922)	$119,744

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
December 31, 2002

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS
Current assets
Cash and equivalents	$349	$(12)	$—	$2,192	$29	$1,255	$(2,083)	$1,730
Receivables, net	12	308	8	24	139	5,176	—	5,667
Inventories	—	—	—	—	228	1,668	—	1,896
Prepaid expenses and other current assets	23	174	—	—	6	1,659	—	1,862

Total current assets	384	470	8	2,216	402	9,758	(2,083)	11,155
Noncurrent inventories and film costs	—	—	—	—	456	2,895	—	3,351
Investments in amounts due to and from consolidated subsidiaries	73,202	1,691	87,562	71,692	17,808	—	(251,955)	—
Investments, including available-for-sale securities	86	1,718	235	7	92	3,956	(956)	5,138
Property, plant and equipment	62	1,175	12	—	71	10,830	—	12,150
Intangible assets subject to amortization	—	—	—	—	—	7,061	—	7,061
Intangible assets not subject to amortization	—	—	—	—	641	36,504	—	37,145
Goodwill	1,867	1,625	—	—	2,805	30,689	—	36,986
Other assets	1,021	441	12	48	91	1,738	(887)	2,464

Total assets	$76,622	$7,120	$87,829	$73,963	$22,366	$103,431	$(255,881)	$115,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7	$51	$7	$—	$19	$2,375	$—	$2,459
Participations payable	—	—	—	—	—	1,689	—	1,689
Royalties and programming costs payable	—	—	—	—	—	1,495	—	1,495
Deferred revenue	—	549	—	—	1	659	—	1,209
Debt due within one year	—	—	—	—	—	155	—	155
Other current liabilities	382	1,271	24	188	212	4,350	(39)	6,388

Total current liabilities	389	1,871	31	188	232	10,723	(39)	13,395
Long-term debt	13,353	1,649	1,472	6,008	786	7,057	(2,971)	27,354
Debt due to (from) affiliates	(887)	—	—	—	1,647	887	(1,647)	—
Deferred income taxes	10,823	(4,728)	15,551	13,990	1,641	15,631	(42,085)	10,823
Deferred revenue	—	41	—	—	—	949	—	990
Other liabilities	127	19	664	—	379	3,834	—	5,023
Minority interests	—	—	—	—	—	5,048	—	5,048
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	7,226	8,743	3,916	(2,216)	(14,921)	(2,748)	—
Other shareholders’ equity	52,817	1,042	61,368	49,861	19,897	74,223	(206,391)	52,817

Total shareholders’ equity	52,817	8,268	70,111	53,777	17,681	59,302	(209,139)	52,817

Total liabilities and shareholders’ equity	$76,622	$7,120	$87,829	$73,963	$22,366	$103,431	$(255,881)	$115,450

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income	$2,001	$709	$1,629	$1,436	$324	$1,733	$(5,831)	$2,001
Adjustments for non-cash and nonoperating items:
Cumulative effect of accounting change	12	—	12	7	5	12	(36)	12
Depreciation and amortization	17	478	1	—	19	2,076	—	2,591
Impairment of goodwill and other intangible assets	—	—	—	—	—	318	—	318
Amortization of film costs	—	—	—	—	—	1,906	—	1,906
Loss on writedown of investments	4	93	—	—	—	103	—	200
Gain on sale of investments	—	(175)	—	—	—	(646)	—	(821)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(4,002)	149	(2,913)	(2,802)	(348)	—	9,916	—
Equity in losses of other investee companies after distributions	—	54	—	—	—	98	—	152
Changes in due to/due from parent	—	(175)	—	—	—	877	(702)	—
Change in investment segment	4,535	—	1,176	1,515	939	—	(8,165)	—
Changes in operating assets and liabilities, net of acquisitions	1,803	791	3,333	287	(241)	544	(7,681)	(1,164)

Cash provided (used) by operations	4,370	1,924	3,238	443	698	7,021	(12,499)	5,195
INVESTING ACTIVITIES
Investment in available-for-sale securities	—	(3)	—	—	—	—	—	(3)
Other investments and acquisitions, net of cash acquired	—	(20)	—	—	(65)	(418)	—	(503)
Capital expenditures and product development costs from continuing operations	—	(269)	—	—	(18)	(1,641)	—	(1,928)
Investment proceeds from available-for-sale securities	—	1,042	—	—	—	20	—	1,062
Other investment proceeds	—	3	—	—	1	1,440	—	1,444
Changes in due to/due from parent	—	—	—	—	—	104	(104)	—
Change in investment segment	(24)	—	(7)	(104)	—	—	135	—

Cash provided (used) by investing activities	(24)	753	(7)	(104)	(82)	(495)	31	72
FINANCING ACTIVITIES
Borrowings	1,163	—	—	—	—	1,214	—	2,377
Debt repayments	(4,309)	—	—	(370)	—	(4,377)	2,084	(6,972)
Redemption of redeemable preferred securities of subsidiaries	(813)	—	—	—	—	—	—	(813)
Proceeds from exercise of stock option and dividend reimbursement plans	270	—	—	—	—	—	—	270
Principal payments on capital lease	—	(102)	—	—	—	(3)	—	(105)
Change in due to/from parent	—	(2,581)	(3,231)	(2,092)	(547)	(4,016)	12,467	—
Other	(26)	—	—	—	—	—	—	(26)

Cash provided (used) by financing activities	(3,715)	(2,683)	(3,231)	(2,462)	(547)	(7,182)	14,551	(5,269)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	631	(6)	—	(2,123)	69	(656)	2,083	(2)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	349	(12)	—	2,192	29	1,255	(2,083)	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$980	$(18)	$—	$69	$98	$599	$—	$1,728

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2002

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income	$(53,791)	$(237)	$(53,208)	$(42,076)	$(11,011)	$(50,852)	$157,384	$(53,791)
Adjustments for non-cash and nonoperating items:
Cumulative effect of accounting change	54,235	—	54,235	42,902	11,333	52,048	(160,518)	54,235
Depreciation and amortization	12	414	1	—	16	1,763	—	2,206
Amortization of film costs	—	—	—	—	—	1,810	—	1,810
Loss on writedown of investments	67	760	—	106	—	752	—	1,685
Gain on sale of investments	—	(34)	—	—	—	(61)	—	(95)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(640)	186	(938)	(1,036)	(266)	—	2,694	—
Equity in losses of other investee companies after distributions	—	94	—	7	—	147	—	248
AOL Europe capitalization	—	(7,160)	—	—	—	7,160	—	—
Change in investment in segment	2,198	—	3,629	3,350	755	—	(9,932)	—
Changes in operating assets and liabilities, net of acquisitions	(563)	1,232	(1,044)	(1,690)	(339)	(2,336)	4,102	(638)
Adjustments relating to discontinued operations	—	—	—	—	—	265	—	265

Cash provided (used) by operations	1,518	(4,745)	2,675	1,563	488	10,696	(6,270)	5,925
INVESTING ACTIVITIES
Investment in available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Other investments and acquisitions, net of cash acquired	—	(92)	—	—	—	(7,489)	—	(7,581)
Capital expenditures and product development costs from continuing operations	—	(342)	—	—	(20)	(1,716)	—	(2,078)
Capital expenditures from discontinued operations	—	—	—	—	—	(206)	—	(206)
Investment proceeds from available-for-sale securities	—	70	—	—	—	—	—	70
Other investment proceeds	—	15	—	—	—	163	—	178
Change in due to/from parent	—	—	—	—	—	(6)	6	—
Change in investment in segment	(7,846)	—	(2)	87	—	—	7,761	—

Cash provided (used) by investing activities	(7,846)	(349)	(2)	87	(20)	(9,255)	7,767	(9,618)
FINANCING ACTIVITIES
Borrowings	14,305	31	3,100	—	—	2,749	(1,052)	19,133
Debt repayments	(7,153)	—	(3,700)	—	—	(3,967)	1,180	(13,640)
Redemption of redeemable preferred securities of subsidiaries	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock option and dividend reimbursement plans	255	—	—	—	—	—	—	255
Current period repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions for discontinued operations, net	—	—	—	—	—	(11)	—	(11)
Principal payments on capital leases	—	(35)	—	—	—	—	—	(35)
Change in due to/from parent	—	5,063	(2,079)	(1,815)	(492)	814	(1,491)	—
Change in investment segment	—	—	6	—	—	—	(6)	—
Other	7	—	—	—	—	(29)	—	(22)

Cash provided (used) by financing activities	7,312	5,059	(2,673)	(1,815)	(492)	(699)	(1,369)	5,323
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	984	(35)	—	(165)	(24)	742	128	1,630

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	499	(1,734)	719

CASH AND EQUIVALENTS AT END OF PERIOD	$974	$6	$—	$1,672	$62	$1,241	$(1,606)	$2,349

Part II. Other Information

Item 1. Legal Proceedings.

Securities Matters

      Reference is made to the shareholder class action lawsuits described on pages 40-41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”), page 60 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “First Quarter 2003 10-Q”) and pages 72-73 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Second Quarter 2003 10-Q”). On July 25, 2003, the court denied plaintiffs’ motion for relief from the automatic stay of discovery. On September 29, 2003, plaintiffs filed a response opposing the Company’s motion to dismiss the consolidated amended complaint.

      Reference is made to the ERISA lawsuits described on page 41 of the 2002 Form 10-K and page 56 of the Second Quarter 2003 10-Q. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint; and on November 4, 2003, plaintiffs filed a response opposing such motion. On September 26, 2003, the court granted the Company’s motion for a limited stay of discovery in the ERISA actions.

      Reference is made to the lawsuit filed by the Regents of the University of California described on page 60 of the First Quarter 2003 10-Q. On September 29, 2003, this action was coordinated in the California Superior Court, Los Angeles County, with lawsuits filed by the California Public Employees’ Retirement System and the California State Teachers’ Retirement System.

      Reference is made to the lawsuit filed by the California Public Employees Retirement System described on page 58 of the Second Quarter 2003 10-Q. On September 29, 2003, this action was coordinated in the California Superior Court, Los Angeles County, with lawsuits filed by the California State Teachers’ Retirement System and the Regents of the University of California.

      Reference is made to the lawsuit filed by the California State Teachers’ Retirement System described on page 58 of the Second Quarter 2003 10-Q. On September 29, 2003, this action was coordinated in the California Superior Court, Los Angeles County, with lawsuits filed by the California Public Employees’ Retirement System and the Regents of the University of California.

      On September 25, 2003, Los Angeles County Employees Retirement Association v. Parsons et al., was filed in the California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup, Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiff alleges that the Company made material misrepresentations in its registration statements related to the Merger and stock options in violation of Section 11 and Section 12 of the Securities Act of 1933 and also alleges violations of California law, breach of fiduciary duty and common law fraud. Plaintiff seeks disgorgement of any insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      Reference is made to the lawsuit filed by the Treasurer of New Jersey described on page 57 of the Second Quarter 2003 10-Q. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction.

      Reference is made to the lawsuit filed by the Ohio Public Employees System described on page 58 of the Second Quarter 2003 10-Q. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction.

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

      In the 2002 Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2003, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG should be adjusted. For a description of those transactions, see Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 17 to the financial statements in the Company’s 2002 Form 10-K. At that time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for these transactions and the reasons why both the Company and its auditors continued to believe that these transactions had been accounted for correctly.

      The staff of the SEC has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. In July 2003, the Office of the Chief Accountant of the SEC informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann AG to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and therefore should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the Division of Enforcement of the SEC continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of advertising provided thereunder.

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of Time Warner Cable Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the Company’s America Online unit, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. The Department of Justice also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the Department of Justice investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are other unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

      As of November 5, 2003, six putative class action suits have been filed in various state courts naming as defendants the Company or America Online, Inc. (“America Online”) and ICT Group, Inc. All of these suits allege that AOL’s “Spin-off a Second Account” (“SOSA”) program violated consumer protection acts by charging members for “spun-off” or secondary e-mail accounts they purportedly did not agree to create. Dix v. ICT Group and America Online was filed in the Superior Court of Washington, Spokane County, on July 29, 2003, and is a putative nationwide class action. Snow v. AOL Time Warner Inc. and ICT Group, Inc. was filed in the California

Superior Court, County of Alameda, on August 27, 2003, and is a putative California consumer class action. Duessent v. AOL Time Warner Inc. and ICT Group, Inc. was filed in the California Superior Court, County of Los Angeles, on September 5, 2003, and is a putative California consumer class action. Guy v. AOL Time Warner Inc. et al. was filed in the Superior Court of Allen County, Indiana and is a putative Indiana consumer class action. Rubin v AOL Time Warner Inc. et al. was filed in the Circuit Court of Kanawha County, West Virginia on October 2, 2003, and is a putative West Virginia class action. Salatich et al. v. America Online, Inc. dba AOL and ICT Group, Inc., was filed in the U.S. District Court, Eastern District of Louisiana, on October 21, 2003, and is a putative nationwide consumer class action. Snow and Duessent also allege violations of various California consumer fraud statutes. Dix was removed to federal court. The Company believes the lawsuits have no merit and intends to defend against them vigorously. Due to their preliminary status, the Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiff(s) allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. Plaintiffs seek unspecified monetary, injunctive and declaratory relief. The Company believes the lawsuits have no merit and intends to defend against them vigorously. However, due to their preliminary status, the Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      Reference is made to the Hallissey-related class action described on page 44 of the 2002 Form 10-K, page 51 of the First Quarter 2003 10-Q and pages 61 and 75 of the Second Quarter 2003 10-Q. Plaintiffs have moved for class certification in the California action.

      Reference is made to the purported class action lawsuit filed by former employees of certain Company subsidiaries described on page 45 of the 2002 Form 10-K. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them as required under various pension plans sponsored by such Company subsidiaries in violation of ERISA. On September 10, 2003, plaintiffs filed a motion for class certification, which the Company has opposed.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

      (b) Reports on Form 8-K.

Item #	Description	Date

(i) 5, 7, 9, 12	Reporting the agreement to sell Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses to Cinram International Inc. (Items 5 and 7) and furnishing the Company’s results for the quarter ended June 30, 2003 (Items 7, 9, 12). (The information furnished under Items 9 and 12 and Exhibit 99.2 is not incorporated by reference into existing or future registration statements).	July 18, 2003

(ii) 5, 7	Reporting the Company’s name change from AOL Time Warner Inc. to Time Warner Inc. (Item 5) and filing the Certificate of Ownership and Merger used to effect such change (Item 7).	October 16, 2003

(iii) 7, 12	Reporting the Company’s financial results for the quarter ended September 30, 2003 (Items 7 and 12). (The information furnished under Items 7 and 12 is not incorporated by reference into existing or future registration statements).	October 22, 2003

TIME WARNER INC.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER INC. (Registrant)

Date: November 6, 2003	/s/ Wayne H. Pace Wayne H. Pace Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.1	Certificate of Ownership and Merger merging a wholly owned subsidiary into AOL Time Warner Inc. pursuant to Section 253 of the General Corporation Law of the State of Delaware (incorporated by reference to the registrant’s current report on Form 8-K dated October 16, 2003).

3.2	By-laws of the registrant as of October 16, 2003.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

32	Certification of Principal Executive Officer and Principal Financial Officer of Time Warner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.