Form 10-K
period 2003-12-31
TIME WARNER INC
filed 2004-03-15
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 001-15062

TIME WARNER INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-4099534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Time Warner Center
New York, NY 10019
(Address of Principal Executive Offices)

(212) 484-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒

     As of the close of business on February 29, 2004, there were 4,381,685,546 shares of the registrant’s Common Stock and 171,185,826 shares of the registrant’s Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2003) was approximately $72.30 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2004 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)
(Portions of Items 10 and 12 are not incorporated by
reference and are provided herein; portions of Item 11
are not incorporated by reference and are provided in
the registrant’s definitive Proxy Statement)

PART I

Item 1.	Business.

       Time Warner Inc. (the “Company” or “Time Warner”) is a leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”), which was consummated on January 11, 2001 (the “Merger” or the “America Online-Historic TW Merger”). The Company changed its name from AOL Time Warner Inc. to Time Warner Inc. on October 16, 2003.

      The Company classifies its businesses into the following fundamental areas:

•	America Online, consisting principally of interactive services;

•	Cable, consisting principally of interests in cable systems providing video and high speed data services;

•	Filmed Entertainment, consisting principally of feature film, television and home video production and distribution;

•	Networks, consisting principally of cable television and broadcast networks; and

•	Publishing, consisting principally of magazine and book publishing.

      At March 2, 2004, the Company had a total of approximately 80,000 active employees.

      For convenience, the terms the “Registrant,” “Company” and “Time Warner” are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

Asset Sales

      In conjunction with the Company’s debt reduction program announced in January 2003, during 2003 and the first quarter of 2004, the Company sold certain of its businesses and non-strategic assets, including all of the Warner Music recorded music, music publishing and CD and DVD manufacturing businesses, the Time Life Inc. direct marketing business, the Company’s 50%-interest in Comedy Central and its interest in Hughes Electronics Corporation. The Company also expects to complete the sale of its winter sports teams prior to the end of the first quarter of 2004.

TWE Restructuring

      On March 31, 2003, the Company completed the restructuring (the “TWE Restructuring”) of Time Warner Entertainment Company, L.P. (“TWE”), a limited partnership which formerly held a substantial portion of the Company’s filmed entertainment and cable television assets. Prior to the TWE Restructuring, subsidiaries of Comcast Corporation (“Comcast”) held a 27.64% limited partnership interest in TWE.

      As a result of the TWE Restructuring, Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office and TWE’s interests in The WB Television Network and Courtroom Television Network (“Court TV”). Additionally, all of Time Warner’s interests in cable, including those that were wholly owned and those that were held through TWE, are now controlled by a new subsidiary of Time Warner called Time Warner Cable Inc. (“TWC Inc.” or “TWC”). As part of the TWE Restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems and TWE, which continues to own the cable system interests previously owned by it, became a subsidiary of TWC Inc. In exchange for its previous stake in TWE, Comcast (i) received Time Warner preferred stock which will be converted into $1.5 billion of Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt which was incurred by TWC Inc. as part of the TWE Restructuring. Comcast’s 21.0% economic interest in TWC Inc.’s cable business is held through a 17.9% direct common ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. Time Warner’s 79%

economic interest in TWC Inc.’s cable business is held through an 82.1% common ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. For additional information with respect to the TWE Restructuring, see “Description of Certain Provisions of the TWE Partnership Agreement” herein.

      On December 29, 2003, TWC Inc. received a notice from Comcast requesting that TWC Inc. start the registration process under the Securities Act of 1933 for the sale in a firm underwritten offering of Comcast’s 17.9% common interest in TWC Inc. The notice was delivered pursuant to a registration rights agreement related to the TWC Inc. securities. The Company cannot predict the timing of an effective registration in response to the notice. For additional information with respect to TWC Inc., see “Description of Certain Provisions of Agreements related to TWC Inc.” herein.

Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

      During 2002, TWE and Advance/Newhouse Partnership (“Advance/Newhouse”) completed the restructuring of the general partnership known as the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”). As a result of the restructuring (the “TWE-A/ N Restructuring”), cable systems serving 2.1 million basic video subscribers (the “A/N Systems”), primarily located in Florida, were transferred to a subsidiary of TWE-A/N, and Advance/Newhouse’s interest in TWE-A/N was converted into an interest that tracks the economic performance of these A/N Systems. Advance/Newhouse has authority for supervision of the day-to-day operations of the A/N Systems. Time Warner has deconsolidated the financial position and operating results of the A/N Systems for all periods.

      Also, in connection with the TWE-A/N Restructuring, Time Warner effectively acquired Advance/Newhouse’s 17% interest in Road Runner, a high speed cable modem Internet service provider, thereby increasing the Company’s ownership to approximately 82% on a fully attributed basis.

Caution Concerning Forward-Looking Statements

      This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition in the financial pages herein. Time Warner is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Available Information and Website

      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company’s website at www.timewarner.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

AMERICA ONLINE

      America Online, Inc., a wholly owned subsidiary of the Company based in Dulles, Virginia, is the world’s leader in interactive services. America Online’s operations include: the AOL service; the CompuServe service; the Netscape Internet Service; the Wal-Mart Connect service; AOL for Broadband; premium services such as MusicNet@AOL and AOL Call Alert; and America Online’s messaging and Web properties, such as AOL Instant Messenger, ICQ, Moviefone and MapQuest.

The AOL Service

      The core AOL service, a subscription-based service with over 24 million members in the U.S. and 30.6 million members in the U.S. and Europe, combined, at December 31, 2003, provides members with a global, interactive community offering a wide variety of content, features and tools. The range of content, features and tools offered on the AOL service includes the following:

•	Online Community — The AOL service promotes interactive community through email services, instant messaging, public and private chat rooms, interactive polling, AOL Talk Phone (allowing voice conversations) and AOL Journals (AOL’s “blog” feature).

•	Content — Content on the AOL service is both internally generated and provided by diverse external sources, including other Time Warner divisions. As part of its strategy, the AOL service is focusing, in part, on developing exclusive content. During 2003, AOL launched new programming areas or experiences targeting specific demographic groups, including: KOL, designed for kids aged 6 to 12; AOL Black Focus, targeted to the African-American community; and AOL Latino, a Spanish language Internet service for U.S. Hispanics. Red, launched in early 2004, is an online experience targeted toward teens. Content on the AOL service is organized in a variety of ways for easy access by members, including channels, toolbar icons, customization tools and Favorite Places, which allow members to mark particular Web sites or AOL areas.

•	Customization and Control Features — Members can customize their experience on the AOL service through features and tools, such as an interactive calendar; My AOL Quickview, which allows additional customization of the Welcome Screen; an alerts and reminders service; SuperBuddy icons; mail controls, including anti-spam features; and parental controls which permit parents to limit access to particular AOL areas, features or Web sites. AOL 9.0 Optimized, introduced in 2003, offers personalized spam filters and enhanced parental controls, among other things. AOL also launched AOL Communicator in 2003, a sophisticated email offering targeted at tech-savvy members.

•	AOL Music — AOL Music offers a variety of programming, products and services that enable consumers to discover, listen to and buy music online. AOL Music’s properties include the AOL Music Channel; Radio@AOL, a built-in radio service; Web music features, including Netscape Music and AIM Today; the Winamp audio jukebox player and SHOUTcast, a streaming audio service and Internet music directory. As of December 2003, AOL members are able to access Apple’s iTunes Music Store through AOL Music and pay for their downloads through their AOL “wallet” or other payment options.

•	Shopping — The AOL Shopping channel allows members to shop for a wide variety of products from various retailers while remaining in the AOL service. AOL also offers members shopping opportunities throughout other channels on the service. The channel’s shopping tools and resources include a search function, electronic shopping lists, and AOL’s “wallet.” AOL provides a customer satisfaction guarantee for all merchandise purchased through an AOL Certified Merchant on AOL Shopping.

      Subscriber fees are charged to members of the AOL service based on the level of service selected. The primary narrowband price plan for U.S. members is an unlimited usage plan for $23.90 per month that includes dial-up telephone access to both the AOL service and the Internet. Narrowband members may also select from other pricing plans with lower rates, including limited usage plans and an annual payment plan that allows members to pay for a year of the AOL service in advance at a reduced rate. America Online continues to test new price plans and payment methods.

      Members of AOL may cancel their membership at any time, for any reason, by telephone, fax or mail. AOL utilizes a number of incentives and retention programs to encourage members to continue as members, as well as to bring back members who have recently canceled. In addition, AOL undertakes a wide range of marketing campaigns and promotions to attract new members.

AOL for Broadband

      The AOL for Broadband service is available to members connecting to the AOL service through a high-speed broadband technology such as cable or digital subscriber lines (DSL) and is marketed primarily as a “bring your own access” (BYOA) product. AOL for Broadband provides these members with expanded multimedia content, including streaming music, CD-quality radio and other audio, full-motion video, streaming news clips, movie trailers, games and online catalogue shopping features. As part of its business strategy, AOL has focused on developing a broadband product with differentiated and exclusive content.

      Under the broadband BYOA plan, members pay a monthly base fee of $14.95, which allows unlimited time on the AOL service via a broadband connection not provided by America Online, plus a limited number of hours each month of dial-up access in the U.S. from America Online and the ability to have multiple simultaneous log-ins for one account (MSL). AOL also provides bundled broadband services to existing subscribers through a number of DSL and cable partners.

AOL Europe and Other International Operations

      AOL International oversees the America Online services and operations outside the United States. As of December 31, 2003, AOL Europe, a wholly owned division of America Online, had nearly 6.4 million members in France, Germany, the U.K. and other European countries. In each of these countries, local language content, marketing and community are offered. America Online Latin America, Inc. (“AOLA”), a publicly-traded joint venture, operates services in Brazil, Mexico and Argentina, serves members of the AOL-branded service in Puerto Rico, and had over 400,000 members as of December 31, 2003. The America Online services are also offered through joint ventures or distribution arrangements in Canada and Japan. For additional information with respect to AOLA, see Note 7, “Investments, Including Available-for-Sale Securities — AOL Latin America,” to the Company’s consolidated financial statements set forth in the financial pages herein.

Premium and Other Services

      America Online offers a variety of premium services to its members, including AOLbyPhone, which allows members to access AOL services over the telephone; AOL Call Alert, an online call waiting service that lets members know, through a real-time alert on their computer screen, who is calling while they are online; MusicNet@AOL, an online music subscription service; and AOL Voicemail, a service that allows members to listen to voicemail messages on their computer and e-mail messages on their phone. In April 2003, together with McAfee Security, AOL launched a new premium service that provides protection from computer viruses. These premium services are an element of AOL’s overall business strategy to offset reduced revenues due to fewer subscribers and lower prices of BYOA price plans.

      AOL Mobile services deliver a variety of the AOL service’s features and content to users of wireless devices, such as mobile phones, PDAs, and other handheld devices. The content and services available include wireless access to email, news, weather, sports and stock quotes, as well as content from America Online’s other properties. AOL Instant Messenger and ICQ, two of America Online’s messaging products, are also available on a variety of wireless devices.

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

Other Internet Service Providers

      The CompuServe service targets value-oriented Internet service consumers in the U.S. and professional business-oriented consumers outside of the U.S. Additionally, CompuServe seeks opportunities to develop and operate co-branded and custom versions of the CompuServe service and offers private label Internet solutions for strategic partners, such as Hewlett-Packard. Subscriber fees are charged to CompuServe members based on the level of service selected, including an unlimited usage plan, a lower monthly rate providing for a set number of hours usage (with additional usage charged at an hourly rate) and a “bring your own access” plan for members with Internet access from another provider.

      In January 2004, America Online launched the Netscape Internet service, a low-cost Internet service provider (ISP). The Netscape service costs $9.95 per month for unlimited use. In addition to unlimited Internet access, the service offers e-mail, a start page and Internet search powered by Google.

      America Online operates the Wal-Mart Connect service for Wal-Mart. The Wal-Mart Connect service is offered to consumers for $9.94 a month and offers email, instant messaging and online content.

Web Properties and Messaging

      America Online’s Web properties serve as an online network of AOL brands on the Internet, offering a variety of content and applications.

      AOL Instant Messenger is an Internet-based communications service that allows Internet users to know when other users of the service are online and to send and receive instant messages in real time. ICQ Ltd. is an Internet-based real-time communications service that utilizes the ICQ (“I seek you”) instant communications and chat technology with a constant desktop presence. Approximately two-thirds of ICQ users reside outside the U.S.

      Moviefone is one of the leading movie guide and ticketing services in the U.S. Through its interactive telephone service (777-FILM), its online service (Moviefone.com), and its wireless services, Moviefone provides moviegoers with a weekly, free directory of movies, show times and theater locations, and also provides the ability to purchase tickets remotely for a per-ticket service charge.

      MapQuest provides customized maps, destination information and driving directions to consumers through its Web site (MapQuest.com) and its wireless partners. Through licensing agreements, MapQuest helps businesses integrate maps and driving directions into their Internet, intranet and call center applications.

      The Netscape portal (Netscape.com) offers a variety of products and services, including search services, Web-based e-mail, instant messaging and message boards, programming channels and opportunities for electronic commerce. Netscape Netbusiness (netbusiness.netscape.com), an Internet site targeted to owners of small businesses, offers customizable information resources, productivity and communications tools. America Online continues to maintain the Netscape browser, but no future development for the browser is currently planned.

      AOL.com offers members AOL content and features, including email, AOL Instant Messenger, and personalized news and calendar services, when members are able to access the Internet, but not their AOL service.

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

      America Online also utilizes the AOL Transit Data Network (ATDN), the domestic and international network that connects AOL, CompuServe 2000 and Time Warner Cable high speed data customers to the Internet. The ATDN functions as the conduit between all of Time Warner’s content and the Internet, linking together facilities on four continents, with its greatest capacity in the U.S. and Europe. The ATDN Internet backbone is built from high-end routers and high-bandwidth circuits purchased under long-term agreements from third party carriers.

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

Advertising and Commerce

      A component of America Online’s business strategy is earning revenues from advertising and commerce, including partnering with companies such as Google, as well as from related sources such as transaction and licensing fees. America Online offers its advertising and commerce partners a variety of customized programs, which may include premier placement, sponsorship of particular content offerings for designated time periods, or the opportunity to target users with specified interests. America Online also sells selected merchants preferred rights to market particular goods or services within one or more of the online services and properties. In those arrangements, America Online provides its advertising and commerce partners certain marketing and promotional opportunities and in return receives cash payments, the opportunity for revenue sharing, cross-promotion, competitive pricing and/or online conveniences for subscribers.

Marketing

      America Online utilizes a common marketing infrastructure for its multiple brands of interactive services and Web properties. To support its goals of attracting and retaining members or users, as applicable, and developing and differentiating the family of brands, America Online markets its products, services and brands through a broad array of programs and strategies, including broadcast television and radio advertising campaigns, direct mail, telemarketing, magazine inserts (including magazines published by the Company’s publishing segment) and print advertisements, retail distribution, bundling agreements, Web advertising and alternate media. Other marketing strategies include extensive online and offline cross-promotion and co-branding with a wide variety of partners. Additionally, through multi-year bundling agreements, the interactive online services and products are installed on a range of computers made by personal computer manufacturers and are available to consumers by clicking on an icon during the computer’s initial setup process or on the desktop. America Online also utilizes targeted or limited online and offline promotions, marketing programs and pricing plans designed to appeal to particular groups of potential users of its interactive online services and to distinguish and develop its different brands, products and services.

Competition

      America Online competes for subscription revenues with multiple companies providing Internet services (ISPs), such as the Microsoft Network, EarthLink and AT&T Worldnet, and discount ISPs such as NetZero. America Online also competes with companies that provide Internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies. Like America Online, other companies, such as Microsoft and Yahoo, offer broadband services to consumers, either as a bundled product or a BYOA product. America Online also competes more broadly for subscription revenues and members’ time with cable, information, entertainment and media companies. America Online competes for advertising and commerce revenues with a wide range of companies, including those that focus on the Internet, such as online services, Internet access companies, Web-based portals, and individual Web sites providing content, commerce, community and similar features, as well as media companies, such as those with newspaper or magazine publications, radio stations and broadcast stations or networks. Additionally, America Online faces the risk that competition from other ISPs and other Internet companies may result in reduced revenues for America Online from its premium services, should those services be included as part of basic Internet service.

      America Online faces competition in developing technologies, and risks from potential new developments in distribution technologies and equipment in Internet access. In particular, America Online faces competition from developments in the following types of Internet access distribution technologies or equipment: broadband distribution technologies used in cable Internet access services; advanced personal computer-based access services offered through DSL technologies offered by local telecommunications companies; other advanced digital services offered by wireless companies; television-based interactive services; personal digital assistants or handheld computers; enhanced mobile phones; and other equipment offering functional equivalents to the AOL Mobile services. America Online must keep pace with these developments and also ensure that it either has comparable and compatible technology or access to distribution technologies developed or owned by third parties.

CABLE

      The Company’s Cable business consists principally of interests in cable systems that provide video programming and high speed data services to customers under the name Time Warner Cable. As a result of the TWE Restructuring completed on March 31, 2003, Time Warner Cable Inc. (“TWC Inc.”) became an 82.1%-owned subsidiary of the Company. Of the 10.9 million basic video subscribers served by the Company at December 31, 2003, 1.6 million are in systems owned by TWC Inc. directly or through wholly-owned subsidiaries and 9.3 million are in systems that are owned or managed by TWC Inc.’s joint ventures and partnerships, which include TWE and TWE-A/N, among others. As a result of the TWE Restructuring, TWE became a 94.3%-owned subsidiary of TWC Inc. (with the Company holding a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component). All of these systems provide services under the Time Warner Cable brand name.

      As a result of the TWE-A/ N Restructuring in 2002, cable systems serving 2.1 million basic video subscribers (the “A/ N Systems”), primarily located in Florida, were transferred to a subsidiary of TWE-A/N, and Advance/ Newhouse’s interest in TWE-A/ N was converted into an interest that tracks the economic performance of these A/ N Systems. Advance/ Newhouse has authority for supervision of the day-to-day operations of the A/ N Systems. Time Warner has deconsolidated the financial position and operating results of the A/ N Systems for all periods and has presented these as a part of discontinued operations.

      On December 1, 2003, the Company announced that Time Warner Cable would restructure two joint ventures that it manages, Kansas City Cable Partners, a 50-50 joint venture between Comcast and TWE serving approximately 304,000 basic video subscribers as of December 31, 2003, and Texas Cable Partners, a 50-50 joint venture between Comcast and TWE-A/ N serving approximately 1.2 million basic video subscribers as of December 31, 2003. The Company accounts for its investment in these joint ventures using the equity method. Under the restructuring, completion of which is subject to customary conditions (including receipt of applicable regulatory approvals), Kansas City Cable Partners will be merged into Texas Cable Partners and renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership will be owned 50% by Comcast, and 50% by TWE and TWE-A/ N collectively. Beginning any time after the later of June 1, 2006 and the two-year anniversary of the closing of the restructuring, either Time Warner Cable or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and south Texas systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the restructuring would own the remaining pool of systems and any debt associated with that pool.

Systems Operations

      Time Warner Cable is the second largest operator of cable systems in the U.S. As of December 31, 2003, cable systems owned or managed by Time Warner Cable passed approximately 18.8 million homes, provided basic video service to 10.9 million subscribers, over 4.3 million of whom also subscribe to Time Warner Cable’s digital video service, and provided high speed data services to nearly 3.4 million residential subscribers and commercial accounts. Time Warner Cable plans to introduce its new Internet protocol-based voice service, known as Digital Phone, in most, if not all, of its operating systems in 2004.

      Time Warner Cable operates large clustered and technologically advanced cable systems. As of December 31, 2003, over 75% of its subscribers were in 19 geographic clusters, each serving more than 300,000 subscribers, and over 99% of its cable systems were capable of carrying two-way broadband services, with approximately 99% having been upgraded to 750MHz or higher. Time Warner Cable’s systems are divided among 31 regional operating divisions, all but three of which are focused on discrete geographic areas. Time Warner Cable is an industry leader in developing and rolling-out new products and services, including video on demand, subscription video on demand, high-definition television and set-top boxes with integrated digital video recorders (DVRs). See “Video Services” below.

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

Video Services

      Time Warner Cable’s video subscribers are typically charged monthly subscription fees based on the level of service selected and, in some cases, equipment usage fees. Pay-per-view and video on demand movies and special events are charged on a per view basis. During 2003, video service revenues accounted for approximately 75% of Time Warner Cable’s revenues.

      Time Warner Cable’s systems typically offer two levels of analog video service — basic and standard, which together provide, on average, approximately 70 channels, including local broadcast signals. The basic and standard tiers are available for a fixed monthly fee. Subscribers to Time Warner Cable’s analog video service may purchase premium channels for an additional monthly fee, with discounts generally available for the purchase of packages of more than one premium service. Analog video customers who lease a set top box from Time Warner Cable also have access to pay-per-view movies and special events. The rates Time Warner Cable can charge for its “basic” tier, as well as for equipment rentals and installation services, are subject to regulation under federal law. For more information, see “Regulation and Legislation” below.

      In addition to analog video service, all of Time Warner Cable’s divisions also offer digital video services. As of December 31, 2003, nearly 40% of Time Warner Cable’s basic video subscribers also purchased digital services. Subscribers to digital video service receive all the channels included in the basic and standard tiers plus up to 60 additional digital cable networks, up to 45 CD-quality audio music services, more pay-per-view choices and other features such as enhanced parental control options. Subscribers to digital video service may also purchase mini tiers (e.g., sports tiers and Spanish language tiers) and premium channels for an additional monthly fee, with discounts generally available for the purchase of packages of more than one such service. In many cases, subscribers who elect to purchase premium services receive multiplex versions of these services at no additional charge. The digital set-top boxes that subscribers receive also offer an interactive program guide and access to video on demand and subscription video on demand.

Video on Demand and Subscription Video on Demand

      As of December 31, 2003, Time Warner Cable offered video on demand and subscription video on demand services in all of its 31 divisions. Video on demand enables digital subscribers to instantaneously purchase movies and other programming, and to utilize VCR-like functions (such as pause, rewind and fast-forward) while watching these programs. Subscribers are charged for video on demand on a per use basis. Subscription video on demand provides digital customers the ability to view an array of content associated with a particular content provider. Subscription video on demand uses the same technology and offers the same features as video on demand, but subscriber access is charged on a monthly rather than a per use basis. Subscription video on demand is currently offered in connection with premium channels such as HBO and it is expected that other programming will be available over time.

High Definition Television

      Pursuant to FCC regulation, television broadcast stations have been granted additional over-the-air spectrum to provide, under a prescribed rollout schedule, high definition and digital television signals to the public. To date, Time Warner Cable has agreed to carry the high definition television signals and other digital signals broadcast by numerous local television stations, including all stations owned and operated by the ABC, CBS, NBC and Fox networks and nearly all public television stations in Time Warner Cable’s operating areas. Time Warner Cable is also carrying the HDTV offerings of HBO, Showtime, Discovery, HDNet and iN DEMAND, as well as high-definition sports programming from Fox’s Regional Sports Networks and NBA-TV.

Digital Video Recorders

      As of December 31, 2003, Time Warner Cable offered set-top boxes with integrated DVRs in 30 of its 31 divisions. DVR users can record programming on a hard drive built into the set-top box through the interactive program guide and view the recorded programming using VCR-like functions such as pause, rewind and fast-forward. DVR users can also record one show while watching another and have the ability to pause even “live” television.

Programming Rights

      Time Warner Cable generally obtains the right to carry video programming services through negotiation of affiliation agreements with programmers. Most programming services impose a monthly license fee per subscriber upon the cable operator and these fees typically increase over time. Time Warner Cable’s programming costs have risen in recent years (See Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Business Segment Results — Cable” in the financial pages herein). Time Warner Cable obtains the right to carry local broadcast television stations either through the stations’ exercise of their so-called “must carry” rights, or through negotiated retransmission consent agreements. See “Regulation and Legislation — Communications Act and FCC Regulation — Carriage of Broadcast Television Stations and Other Programming Regulation” below. Time Warner Cable’s existing programming and retransmission consent agreements expire at various times. Time Warner Cable cannot ensure that it will be able to renew any or all of its existing agreements upon expiration or obtain the rights to any other programming services or broadcast television stations on reasonable terms or at all. It is not known whether the loss of any one popular programming supplier would have a material adverse effect on Time Warner Cable’s operations.

High Speed Data Services

      As of December 31, 2003, Time Warner Cable had nearly 3.4 million high speed data subscribers, consisting of 3.228 million residential subscribers and 128,000 commercial accounts. Subscribers pay a flat monthly fee for high speed data service, which typically includes Internet access and email. Due to their nature, commercial and bulk subscribers are charged at different rates than residential subscribers. During 2003, high speed data revenues accounted for approximately 19% of Time Warner Cable’s revenues.

      Time Warner Cable’s residential customers can choose from a variety of ISPs, including the Company’s Road Runner and AOL for Broadband services. High speed data customers connect their personal computers (PCs) to Time Warner Cable’s two-way hybrid fiber optic/coaxial plant using a cable modem. Time Warner Cable also offers networking options that allow customers to connect multiple PCs to a single cable modem.

      Time Warner Cable offers its Road Runner branded, high speed data service to both residential and commercial customers in all of Time Warner Cable’s 31 divisions. In connection with the TWE-A/ N Restructuring, TWE and an affiliate of the Company effectively acquired Advance/ Newhouse’s 17% interest in Road Runner, thereby increasing the Company’s ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/ Newhouse’s minority rights in Road Runner, the Company consolidated Road Runner with its results retroactive to January 1, 2002.

      Time Warner Cable’s provision of the AOL for Broadband service and its obligation to make multiple ISP services available to its residential customers are subject to compliance with the terms of the FTC Consent Decree and the FCC Order entered in connection with the regulatory clearance of the America Online-Historic TW Merger. (See “Regulation and Legislation” below, for a description of these terms).

Voice Services

      During 2003, Time Warner Cable launched its new Digital Phone service in Portland, ME, and provided the service to selected customers in Rochester, NY, Raleigh, NC and Kansas City, KS. Digital Phone utilizes voice over Internet protocol or “VoIP” technology which enables subscribers to make and receive calls using traditional telephone handsets connected to a cable modem through their existing in-home telephone wiring. Digital Phone provides unlimited local, in-state and domestic long distance calling, as well as call waiting, caller ID and enhanced “911” services, for a fixed monthly fee. Subscribers switching to Digital Phone can keep their existing landline phone numbers and retain their directory listings.

      Time Warner Cable intends to roll out Digital Phone service in most, if not all, of its operating divisions during 2004. In December 2003, Time Warner Cable announced that it had entered into multi-year agreements with each of MCI and Sprint pursuant to which each will assist Time Warner Cable in the provisioning of Digital Phone service to customers, termination of VoIP voice traffic to the public switched network, delivery of enhanced “911” service, local number portability and long distance traffic carriage.

Advertising

      Time Warner Cable also generates revenue by selling advertising time to a variety of national, regional and local businesses. During 2003, advertising revenues accounted for approximately 6% of Time Warner Cable’s revenues.

      Cable operators receive an allocation of scheduled advertising time on certain cable programming services into which the operator can insert commercials. The clustering of Time Warner Cable’s systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local ad sales personnel to compete more effectively with broadcast and other media. In addition, in many locations, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of broadcast stations as much as possible. As of December 31, 2003, 13 of Time Warner Cable’s 31 divisions participated in local cable advertising interconnects.

      A portion of Time Warner Cable’s advertising revenues come from sales to other Time Warner segments and from sales to programming vendors in support of their channel launches. During 2001 and 2002, these sales represented a substantial portion of Time Warner Cable’s total advertising revenues. However, these advertising revenues decreased sharply during 2003 as the number of new programming service launches declined and other Time Warner segments purchased less advertising from Time Warner Cable. See

Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Business Segment Results — Cable” in the financial pages herein.

Local News Channels

      Time Warner Cable operates, alone or in partnerships, 24-hour local news channels in New York City (NY1 News and NY1 Noticias), Albany, NY (Capital News 9), Rochester, NY (R/ News), Syracuse, NY (News 10 Now), Charlotte and Raleigh, NC (Carolina News 14), Austin, TX (News 8 Austin), San Antonio, TX (News 9 San Antonio) and Houston, TX (News 24 Houston). These channels have developed into attractive vehicles for local advertising and provide Time Warner Cable with an important connection to the communities in which the channels operate.

Competition

      Time Warner Cable faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and regional telephone companies offering DSL service. Competition with regional telephone companies is likely to intensify as Time Warner Cable introduces its Digital Phone service. Furthermore, in the future, technological advances will most likely increase the number of alternatives available to Time Warner Cable’s customers. In general, Time Warner Cable also faces competition from other media for advertising dollars.

      DBS. Time Warner Cable’s video services face competition from satellite services, such as DirecTV and the Dish Network, which offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. The video services provided by these satellite providers are comparable, in many respects, with Time Warner Cable’s analog and digital video services. In many metropolitan areas, satellite services now also include local broadcast signals. Some DBS providers have entered into co-marketing arrangements with regional telephone companies in an effort to provide customers with both video and DSL service from what appears to the customer to be a single source.

      “Online” Competition. Time Warner Cable’s high speed data service faces competition from a variety of companies that offer other forms of online services, including DSL high speed data service provided by regional telephone companies and dial-up services over ordinary telephone lines. DSL providers have engaged in aggressive price competition in some of Time Warner Cable’s operating areas and some DSL providers have entered into co-marketing arrangements with DBS operators in an effort to provide customers with both DSL and video service from what appears to the customer to be a single source. Monthly prices of dial-up services are typically less expensive than broadband services. Other developing new technologies, such as Internet service via satellite or wireless connections, also compete with cable and cable modem services.

      Digital Phone Competition. Time Warner Cable intends to roll out its new Digital Phone service in most, if not all, of its operating areas during 2004. Digital Phone will compete directly with the local and long distance offerings of the regional telephone companies which provide service in these areas, as well as with wireless phone providers and national providers of VoIP products such as Vonage. As a result, Time Warner Cable anticipates that the competitive environment in which it operates will become increasingly intense, especially in light of the fact that the regional telephone companies also offer online services that compete with Time Warner Cable’s high speed data service.

      Overbuilds. Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. As a result, from time to time, Time Warner Cable faces competition from overlapping cable systems operating in its franchise areas, including municipally-owned systems.

      SMATV (Satellite master antenna television). Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple dwelling units, often on an exclusive basis, with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable systems. Some SMATV operators now offer voice and high speed data services.

      MMDS/ Wireless Cable (Multichannel microwave distribution services). Time Warner Cable faces competition from wireless cable operators, including digital wireless operators, who use terrestrial microwave technology to distribute video programming. Some MMDS operators now offer voice and high speed Internet services.

      Telephone Companies. Time Warner Cable faces video competition from telephone companies. Under the 1996 Telecommunications Act, telephone companies are free to enter the retail video distribution business within their local exchange service areas, including through satellite, MMDS and SMATV, as traditional franchised cable system operators or as operators of “open video systems” subject to local authorizations and local fees.

      Consumer Electronics Manufacturers. To the extent that Time Warner Cable’s products and services converge with theirs, Time Warner Cable may compete with the manufacturers of consumer electronics products.

      Additional Competition. In addition to multichannel video providers, cable systems compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters, home video products and the Internet.

FILMED ENTERTAINMENT

      The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product and license rights to the Company’s feature films, television programming and characters. All of the foregoing businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc., known collectively as the Warner Bros. Entertainment Group (“Warner Bros.”), now wholly owned subsidiaries of the Company. The filmed entertainment segment also includes New Line Cinema Corporation (“New Line”), also a wholly owned subsidiary of the Company.

Feature Films

Warner Bros. Pictures

      Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes completed films produced and financed by others. The terms of Warner Bros.’ agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. Warner Bros.’ feature films are produced under both the Warner Bros. Pictures and Castle Rock banners and, commencing in 2004, also by Warner Independent Pictures.

      Warner Bros.’ strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes four to six “event” movies per year. In response to the rising cost of producing theatrical films, Warner Bros. has entered into certain joint venture agreements with other companies to co-finance films, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2003, Warner Bros. released a total of 20 original motion pictures for theatrical exhibition, of which 7 were wholly financed by Warner Bros. and 13 were financed with or by others, including Mystic River, The Last Samurai, Matrix Reloaded and Matrix Revolutions. A total of 25 motion pictures are currently slated to be released during 2004, of which 7 are wholly financed by Warner Bros. and 18 are financed with or by others.

      Warner Bros.’ joint venture arrangements include a joint venture with Village Roadshow Pictures to co-finance the production of motion pictures and an arrangement with Gaylord Entertainment (“Gaylord”) to co-finance the production of motion pictures with Gaylord and its wholly owned subsidiary, Pandora Investments SARL, for which Warner Bros. acquires domestic distribution rights.

      Warner Bros. has a distribution arrangement with Franchise Pictures LLC under which, for certain motion pictures, it has domestic distribution rights and foreign distribution rights in selected territories.

Additionally, Warner Bros. Pictures has an exclusive distribution arrangement with Alcon Entertainment (“Alcon”) for distribution of all of Alcon’s motion pictures in domestic and certain international territories, and an exclusive worldwide distribution arrangement with Shangri-La Entertainment, LLC.

      Warner Independent Pictures, established in August 2003 with a Spring 2004 initial release target, will produce or acquire up to ten smaller budget and alternative films a year for domestic and/or worldwide release.

      Warner Bros. distributes feature films to more than 125 markets internationally. In 2003, Warner Bros. distributed internationally 21 original motion pictures produced by U.S. companies plus 14 “local language” productions that it either produced or acquired.

New Line

      Theatrical films are also produced and distributed by New Line, a leading independent producer and distributor of theatrical motion pictures with two film divisions, New Line Cinema and Fine Line Features. Included in its 13 films released during 2003, New Line released the Oscar-award winning The Lord of the Rings: The Return of the King, the third and final installment in The Lord of the Rings trilogy, and Elf. A total of 15 motion pictures are currently slated for theatrical release by New Line during 2004. Like Warner Bros., New Line releases a diversified slate of films with an emphasis on building and leveraging franchises. As part of its strategy for reducing financial risk and dealing with the rising cost of film production, New Line typically pre-sells the international rights to its releases on a territory by territory basis, while still retaining a share of each film’s potential profitability in those foreign territories.

Home Video

      Warner Home Video Inc. (“WHV”) distributes for home video use DVDs and videocassettes containing filmed entertainment product produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, Castle Rock, New Line, Home Box Office, Turner Broadcasting System and WarnerVision. WHV also distributes other companies’ product, including DVDs and videocassettes for BBC, PBS and National Geographic, national sports leagues, and Leapfrog (a children’s learning toy company) in the U.S., and certain producers in Italy, the U.K., Australia and France.

      WHV sells and/or licenses its product in the U.S. and in major international territories to retailers and/or wholesalers through its own sales force, with warehousing and fulfillment handled by third parties. In some countries, WHV’s product is distributed through licensees. DVD product is replicated under long term contracts with third parties. Videocassette product is manufactured under contracts with independent duplicators. Among WHV’s 2003 DVD and videocassette releases, 17 film titles generated U.S. sales of more than one million units each.

      Since inception of the DVD format, WHV has released close to 2,000 DVD titles in the U.S. and international markets, led by worldwide sales of Harry Potter and the Sorcerer’s Stone and Harry Potter and the Chamber of Secrets, which have sold a total of over 40 million DVD units. DVD is the fastest selling consumer electronics product of all time, with an installed base at December 31, 2003 of nearly 57 million households in the U.S. and over 100 million households internationally (including approximately 25 million households in China).

Television

      Warner Bros. is one of the world’s leading suppliers of television programming, distributing programming in more than 175 countries and in more than 40 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all media. The distribution library owned or managed by Warner Bros. currently has more than 6,600 feature films, approximately 39,000 television titles, and 14,000 animated titles (including 1,500 classic animated shorts).

      Warner Bros.’ television programming is primarily produced by Warner Bros. Television Production Inc. (“WBTV”), which produces primetime dramatic and comedy programming for the major networks, and Telepictures Productions Inc. (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and primetime markets. For the 2003-04 season, WBTV is producing hits such as Smallville and Gilmore Girls for The WB Television Network and ER, Friends, The West Wing, George Lopez, Without a Trace, Cold Case, The O.C., Two and a Half Men and Nip/ Tuck for third party networks. Telepictures has primetime hits The Bachelor and The Bachelorette as well as first-run syndication staples, such as Extra, and the new talk show, The Ellen DeGeneres Show.

      Warner Bros. Animation Inc. is responsible for the creation, development and production of contemporary television and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.’ and DC Comics’ libraries, including Looney Tunes and the Hanna-Barbera libraries.

Backlog

      Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming for pay cable, network (excluding certain license fees), basic cable and syndicated television exhibition. Backlog for all of Time Warner’s filmed entertainment companies amounted to $3.9 billion at December 31, 2003, compared to $3.3 billion at December 31, 2002 (including amounts relating to the intercompany licensing of film product to the Company’s cable television networks (including HBO) of approximately $740 million and $850 million as of December 31, 2003 and December 31, 2002, respectively). The backlog excludes advertising barter contracts.

Other Entertainment Assets

      Warner Bros. Consumer Products Inc. licenses rights in both domestic and international markets to the names, likenesses, images, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros. including the superhero characters of DC Comics, Hanna-Barbera characters, classic films and Harry Potter.

      Through joint ventures, Warner Bros. International Cinemas Inc. (“WBIC”) owns interests in 77 multi-screen cinema complexes with 682 screens in Japan, China, Italy, Spain and Taiwan. In early 2004, WBIC entered into agreements with local partners in China under which WBIC will acquire a majority interest in multiplexes in Nanjing and will manage certain others. WBIC sold its interest in its cinema circuits in the U.K., Australia and Portugal during 2003.

      DC Comics, wholly owned by the Company, publishes more than 50 regularly issued comics magazines featuring such popular characters as Superman, Batman, Wonder Woman and The Sandman. DC Comics also derives revenues from motion pictures, television, product licensing and books. The Company also owns E.C. Publications, Inc., the publisher of MAD magazine.

Competition

      The production and distribution of theatrical motion pictures, television and animation product and videocassettes/ DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities for consumers’ attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. Despite this increasing variety of networks and services, access to primetime and syndicated television slots has actually tightened as networks and owned and operated stations increasingly source programming from content producers aligned with or owned by their parent companies. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Piracy and unauthorized recording, transmission and distribution of digital content and physical products are increasing challenges due to advances in compression technologies and proliferation of broadband access which make it easier to copy and distribute large files as well as to transfer such files to physical media. Additionally, the increase in usage of DVRs that allow consumers to skip commercials could significantly impact the advertising markets that drive the commercial television business. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace.

      Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of character, brand and celebrity names.

NETWORKS

      The Company’s Networks business consists principally of domestic and international basic cable networks, pay television programming services, a broadcast television network, and a sports franchise. The basic cable networks (collectively, the “Turner Networks”) owned by Turner Broadcasting System, Inc. (“TBS”) constitute the principal component of the Company’s basic cable networks. Pay television programming consists of the multichannel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”) operated by Home Box Office Inc., now a wholly owned subsidiary of the Company. The WB Television Network (“The WB”), a broadcast television network, is operated as a limited partnership in which WB Communications, a wholly owned subsidiary of the Company, holds a 77.5% interest and is the network’s managing general partner.

      The Turner Networks and the Home Box Office Services (collectively, the “Cable Networks”) distribute their programming via cable and other distribution technologies, including satellite distribution.

      The Turner Networks generate their revenue principally from the sale of advertising time (other than Turner Classic Movies, which sells advertising only in certain European markets) and from receipt of monthly per subscriber fees paid by cable system operators, DTH distribution companies, hotels and other customers (known as affiliates) that have contracted to receive and distribute such networks. Turner Classic Movies is commercial-free in most of its distribution area and generates most of its revenue from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. The Home Box Office Services generate revenue principally from fees paid by affiliates for the delivery of the Home Box Office Services to subscribers who are generally free to cancel their subscriptions at any time. Home Box Office’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fee arrangements that are generally related to the number of subscribers served by the affiliate. The Home Box Office Services and their affiliates engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Home Box Office also derives revenues from its successful original films and series through the sale of DVDs and videocassettes, as well as, in recent years, from the syndication of Everybody Loves Raymond.

      Although the Cable Networks believe prospects of continued carriage and marketing of their respective Networks by the larger affiliates are good, the loss of one or more of them as distributors of any individual network or service could have a material adverse effect on their respective businesses. In addition, further consolidation of multiple-system cable operators could adversely impact the Cable Networks’ prospect for securing future carriage agreements on favorable terms.

      Advertising revenue on the basic cable networks and The WB consists of consumer advertising, which is sold primarily on a national basis (The WB sells time exclusively on a national basis, with local affiliates of The WB selling local advertising). Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including financial and business services, food and beverages, automotive, entertainment and office supplies and equipment. Advertising revenue is a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network as well as overall advertiser demand in the marketplace.

Turner Networks

Domestic Networks

      TBS’s entertainment networks include two general entertainment networks, TBS Superstation, with approximately 87.9 million U.S. households as of December 31, 2003, reported by Nielsen Media Research (“households”); and TNT, with approximately 88.2 million households in the U.S. as of December 31, 2003; as well as Cartoon Network, with approximately 85.7 million households in the U.S. as of December 31, 2003; and Turner Classic Movies, a commercial-free network presenting classic films from TBS’s MGM, RKO and pre-1950 Warner Bros. film libraries, among others, which had approximately 66.9 million households in the U.S. as of December 31, 2003. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries as to which TBS or other divisions of the Company own the copyrights, plus licensed programming, including sports, and special made-for-cable films and series. Other networks include Turner South, a regional entertainment network featuring movies and sitcoms from the Turner library and regional news and sports events targeted to viewers in the Southeast, and Boomerang, a network featuring classic cartoons.

      TBS has licensed programming rights from the National Basketball Association (the “NBA”) to televise a certain number of regular season and playoff games on TNT through the 2007-08 season. TBS Superstation and Turner South televise Atlanta Braves baseball games, for which rights fee payments are made to Major League Baseball’s central fund for distribution to all Major League Baseball clubs. Through a joint venture with NBC, TBS also has rights to televise certain NASCAR Nextel Cup and Busch Series races through 2006.

      TBS’s CNN network, a 24-hour per day cable television news service, had more than 88.2 million households in the U.S. as of December 31, 2003. Together with CNN International (“CNNI”), CNN reached more than 200 countries and territories as of December 31, 2003. CNN operates 38 news bureaus, of which 11 are located in the U.S. and 27 are located around the world. In addition to Headline News, which provides updated half-hour newscasts throughout each day, CNN has expanded its brand franchise to include CNNfn, featuring business and consumer news. TBS also has a number of special market news networks.

International Networks

      CNNI is distributed to multiple distribution platforms for delivery to cable systems, satellite platforms, broadcasters, hotels and other viewers around the world on a network of 11 regional satellites. CNN en Español is a separate Spanish language all-news network in Latin America. TBS also distributes region-specific and languaged feeds or versions of TNT, Cartoon Network, Turner Classic Movies and Boomerang on either a single channel or combined channel basis in over 100 countries around the world. In the U.K., Turner also distributes Toonami, an all-action animation network.

      In a number of regions, TBS has launched international versions of its channels through joint ventures with local partners. These include CNN+, a Spanish language 24-hour news network distributed in Spain and Andorra; CNN Turk, a Turkish language 24-hour news network; and Cartoon Network Japan. TBS also has a 30.6% interest in VIVA Media AG, a public company, which owns a German television production company and television music channels in Germany, The Netherlands, Poland, Hungary, Switzerland and Eastern Europe, and holds a significant interest in n-tv, a German language news network currently reaching over 48 million homes in Germany and contiguous countries in Europe, primarily via cable and satellite.

Internet Sites

      In addition to its cable networks, TBS manages various Internet sites that generate revenue from commercial advertising and consumer subscription fees. The CNN News Group has multiple sites, such as CNN.com and allpolitics.com, which are operated by CNN Interactive. The CNN News Group also produces CNNMoney.com together with Time Inc.’s Money Magazine. TBS also operates the NASCAR Web site, NASCAR.com, pursuant to an agreement with NASCAR through 2006, and the PGA’s Web site, PGA.com, pursuant to an agreement with PGA through 2011. CartoonNetwork.com is a popular advertiser-supported site for children ages two to eleven.

Home Box Office

      HBO, operated by the wholly owned subsidiary Home Box Office, Inc., is the nation’s most widely distributed pay television service. Together with its sister service, Cinemax, HBO had approximately 38.8 million subscriptions as of December 31, 2003. Both HBO and Cinemax are made available on a number of multiplex channels and in high definition. Home Box Office continues to roll out its subscription video on demand products, which enable digital cable subscribers who subscribe to the Home Box Office Services to view programs at a time of their choice with VCR-like functionality.

      A major portion of the programming on HBO and Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office’s practice has been to negotiate licensing agreements of varying duration with major motion picture studios and independent producers and distributors in order to ensure continued access to such films. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, the box office performances of the film.

      HBO also defines itself by the exhibition of award-winning original dramatic and comedy series, movies and mini-series such as The Sopranos, Six Feet Under, Sex and the City and Angels in America, and boxing matches, sports documentaries and sports news programs, as well as concerts, comedy specials, family programming and documentaries. HBO won 7 Golden Globe Awards in January 2004, more than all other networks combined. In 2003, HBO also won 18 Emmys® — the most of any network.

      Home Box Office produces Everybody Loves Raymond, now in its eighth season on CBS and its first syndication cycle. HBO Sports operates HBO Pay-Per-View, an entity that distributes pay-per-view prizefights. HBO Video markets videocassettes and DVDs of a variety of feature films including My Big Fat Greek Wedding and a number of HBO’s original movies, miniseries and dramatic and comedy series, including Band of Brothers, The Sopranos and Sex and the City. Home Box Office has also begun to syndicate some of its successful original programs. Through various joint ventures, HBO-branded services are also distributed in more than 50 countries in Latin America, Asia and Central Europe.

The WB Television Network

      The WB provides a national group of affiliated television stations with 13 hours of prime time plus two additional hours of Sunday access programming during six days of the week (Sunday through Friday). The WB’s programming is primarily aimed at adults 18-34. The network’s line-up of programs includes series such as 7th Heaven, Everwood, One Tree Hill, Charmed, Reba, Smallville, Gilmore Girls and Steve Harvey’s Big Time. As of December 31, 2003, Kids’ WB!, a programming service for young viewers, presented 14 hours of animated programming per week, including Mucha Lucha, Yu-Gi-Oh!, What’s New Scooby-Doo? and Pokemon.

      As of December 31, 2003, 84 primary and 9 secondary affiliates provide coverage for The WB in the top 100 television markets. Additional coverage reaching approximately 9 million homes in smaller markets is provided by The WB 100+ Station Group, a venture between The WB and local broadcasters under which WB programming is disseminated over the facilities of local cable operators.

      Tribune Broadcasting owns a 22.25% interest in The WB and the balance is held by WB Communications Inc., a wholly owned subsidiary of the Company. The WB is managed by the Warner Bros. Entertainment Group.

Other Network Interests

      The Company and Liberty Media (“Liberty”) each have a 50% interest in Court TV, which was available in approximately 79 million homes as of December 31, 2003. Court TV is an advertiser-supported basic cable television service whose programming aims to provide an informative and entertaining view of the American system of justice. Focusing on “investigative television,” Court TV broadcasts trials by day and original programs such as Forensic Files and popular off-network series such as NYPD Blue in the evening. Under the Court TV Operating Agreement, beginning January 2006, Liberty may give written notice to the Company requiring the Company to purchase all of Liberty’s interest in Court TV (the “Liberty Put”). The agreement further provides that as of the same date, the Company may, by notice to Liberty, require Liberty to sell all of its interest in Court TV to the Company (the “Time Warner Call”). The price to be paid upon exercise of either the Liberty Put or the Time Warner Call will be an amount equal to one half of the fair market value of Court TV, determined by appraisal.

      Through a wholly owned subsidiary, TBS owns the Atlanta Braves of Major League Baseball. The Braves derive revenue from ticket receipts, advertising and related sales, premium seating sales, concessions, local sponsorships and the sale of local broadcasting rights, and share pro rata in proceeds from national media contracts and licensing activities of Major League Baseball. TBS expects to complete the sale of its professional basketball and hockey franchises during the first quarter of 2004.

Competition

      Each of the Networks competes with other television programming services for marketing and distribution by cable and other distribution systems. All of the Networks compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view and video on demand services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The Turner Networks, The WB and TBS’s Internet sites compete for advertising with numerous direct competitors and other media.

      The Cable Networks’ production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

PUBLISHING

      The Company’s magazine and book publishing businesses are conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. Time Warner Book Group Inc., a Time Inc. subsidiary, conducts Publishing’s trade book publishing operations.

Magazines

General

      As of March 1, 2004, Time Inc. published over 130 magazines worldwide, including Time, People, Sports Illustrated, Entertainment Weekly, Southern Living, In Style, Fortune, Money, Real Simple, Cooking Light and 77 magazines published by IPC Group Limited in the U.K. and Australia. These magazines generally appeal to the broad consumer market.

      Time Inc. expands its core magazine businesses generally through the development of product extensions and international editions. Product extensions are generally managed by the individual magazines and involve, among other things, new magazines, specialized editions aimed at particular audiences, and publication of editorial content through different media, such as the Internet, books and television.

Description of Magazines

      Generally, each magazine published by Time Inc. in the U.S. has an editorial staff under the supervision of a managing editor and a business staff under the management of a president or publisher. Magazine production and distribution activities are generally centralized. Fulfillment activities for Time Inc.’s U.S. magazines are generally administered from a centralized facility in Tampa, Florida.

      Time Inc.’s major magazines and their areas of editorial focus are summarized below:

      Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international. Time also has four weekly English-language editions that circulate outside the United States. Time for Kids is a current events newsmagazine for children, ages 5 to 13.

      People is a weekly magazine that reports on celebrities and other notable personalities. People has expanded its franchise in recent years to include People en Español, a Spanish-language magazine aimed primarily at Hispanic readers in the U.S., and Teen People, aimed at teenage readers. Who Weekly is an Australian version of People.

      Sports Illustrated is a weekly magazine that covers sports. Sports Illustrated for Kids is a sports magazine intended primarily for pre-teenagers.

      Entertainment Weekly is a weekly magazine that includes reviews and reports on movies, DVDs, video, television, music and books.

      In Style is a monthly magazine that focuses on celebrity, lifestyle, beauty and fashion. In recent years, In Style has expanded internationally by launching in Australia and the U.K.; it is also published in Germany, Brazil, South Korea and Greece under licensing agreements.

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

      Real Simple is a monthly magazine that focuses on life, home, body and soul and provides practical solutions for simplifying various aspects of busy lives.

      Through Southern Progress Corporation, Time Inc. publishes several regional magazines including Southern Living and Sunset, and several specialty publishing titles, including Cooking Light and Health.

      IPC Group Limited, the U.K.’s leading consumer magazine publisher, publishes 77 magazines and numerous special issues and guides in the U.K. and Australia. These publications are largely focused in the television, women’s, home and garden, leisure and men’s lifestyle categories. Its titles include What’s on TV, TV Times, Woman, Marie Claire, Homes & Gardens and Horse & Hound.

      Time4 Media publishes 21 popular participatory sport and outdoor publications such as Golf, Ski, Skiing, Field & Stream, Outdoor Life, Transworld Skateboarding, Transworld Snowboarding and Yachting, as well as Popular Science.

      Through various subsidiaries, Time Inc. publishes Parenting magazine and This Old House magazine and also produces several television series, including This Old House and Ask This Old House.

      Time Inc. also has management responsibility under a management contract for the American Express Publishing Corporation’s publishing operations, including its lifestyle magazines Travel & Leisure, Food & Wine and Departures.

      Time Inc. has a 49% equity stake in Essence Communications Partners, the publisher of Essence, the premier magazine for African-American women.

Advertising

      Advertising carried in Time Inc.’s U.S. magazines is predominantly consumer advertising, including domestic and foreign automobile manufacturers, toiletries and cosmetics, media and entertainment, food, computers and technology, pharmaceuticals, retail and department stores and financial services. In 2003, Time Inc. magazines accounted for approximately 24.3% of the total U.S. advertising revenue in consumer magazines, as measured by the Publishers Information Bureau (PIB). People, Sports Illustrated and Time were ranked 1, 3 and 4, respectively, by PIB, and Time Inc. had 7 of the 30 leading magazines in terms of advertising dollars.

Circulation

      Circulation drives the advertising rate base, which is the guaranteed minimum average paid circulation level on which advertising rates are determined. Most of Time Inc.’s magazines are primarily sold by subscription and delivered to subscribers through the mail, other than IPC titles which are primarily sold at newsstand. Subscriptions are sold primarily through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies and insert cards in Time Inc. magazines and other publications. Time Inc. owns in excess of 84% of Synapse Group, Inc. (“Synapse”), a leading magazine subscription agent in the U.S. Synapse sells magazine subscriptions principally through marketing relationships with credit card issuers, consumer catalog companies, commercial airlines with frequent flier programs and Internet businesses.

      Single copies of magazines, sales of which are reported as a component of subscription revenues, are sold through retail outlets such as newsstands, supermarkets, and convenience and drug stores, and may or may not result in repeat purchases and revenues. The copies are supplied by wholesalers or directly through a Time Inc. subsidiary. Time Distribution Services Inc. is responsible for the distribution and marketing of single copies of Time Inc. magazines and certain other publications in the U.S. and Canada. Warner Publisher Services Inc. is a major distributor of books and other publishers’ magazines sold through wholesalers in the U.S. and Canada.

Paper and Printing

      Paper constitutes a significant component of physical costs in the production of magazines. During 2003, Time Inc. purchased over half a million tons of paper principally from four independent manufacturers.

      Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in approximately 12 locations in the U.S. and in locations in 7 other countries. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

Books

      Time Inc.’s trade book publishing operations are conducted primarily by the Time Warner Book Group Inc. (formerly Time Warner Trade Publishing Inc.) through its three major publishing houses, Warner Books, Little, Brown and Company, and Time Warner Book Group UK. During 2003, the Time Warner Book Group placed 50 books on The New York Times bestseller lists, including The Lovely Bones by Alice Sebold, Dude, Where’s My Country? by Michael Moore, Flyboys by James Bradley, and new releases from many of its major recurring bestselling authors, such as James Patterson, Nicholas Sparks and David Baldacci.

      The Time Warner Book Group handles book distribution for Little, Brown and Warner Books, as well as Disney, Microsoft and other publishers, through its distribution center in Indiana. The marketing of trade books is primarily to retail stores, online outlets and wholesalers throughout the U.S., Canada and the U.K. Through their combined U.S. and U.K. operations, the Time Warner Book Group companies have the ability to acquire English-language publishing rights for the distribution of hard and soft-cover books throughout the world.

      Oxmoor House, Inc., Leisure Arts, Inc. and Sunset Books publish and distribute a variety of how-to books for the cooking, home repair, gardening, craft, needlework, decorating and travel markets.

Direct Marketing

      Through subsidiaries, Time Inc. conducts direct marketing businesses. In addition to selling magazine subscriptions, Synapse is a direct marketer of consumer products, including software, videos and other merchandise.

      Southern Living at Home, the direct selling division of Southern Progress Corporation, specializes in home décor products which are sold through independent consultants at parties hosted in people’s homes in the United States.

      Book-of-the-Month Club, Inc. (“BOMC”) has a 50-50 joint venture with Bertelsmann AG’s Doubleday book clubs business to operate the U.S. book clubs of BOMC and Doubleday jointly. The joint venture, named Bookspan, acquires the rights to manufacture and sell books to consumers through clubs. Bookspan operates its own fulfillment and warehousing operations in Pennsylvania. Under the relevant agreements, beginning in June 2005, either Bertelsmann or the Company may elect to terminate the venture by giving notice during specified termination periods. If such an election is made, a confidential bid process will take place pursuant to which the highest bidder will purchase the other party’s entire venture interest. The Company is unable to predict whether this bid process will occur or the amount that may be paid out or received under it.

      On December 31, 2003, Time Inc. sold its Time Life Inc. business, a direct marketer of entertainment products such as music and videos.

Postal Rates

      Postal costs represent a significant operating expense for the Company’s magazine and direct marketing activities. Time Inc. strives to minimize postal expense through the use of certain cost-saving measures, including measures with respect to address quality, mail preparation and delivery of products to postal facilities. It has been the Company’s practice generally in selling books and other products by mail to include a separate charge for postage and handling, which is adjusted from time to time to partially offset any increased postage or handling costs.

Competition

      Time Inc.’s magazine operations compete for circulation, audience and advertising with numerous other publishers and retailers, as well as other media. These magazine operations compete for advertising directed at the general public and also advertising directed at more focused demographic groups.

      Time Inc.’s direct marketing operations compete with other direct marketers through all media for the consumer’s attention. In addition to the traditional media sources for product sales, the Internet has become a strong vehicle in the direct marketing business and for subscription sales.

OTHER SIGNIFICANT ASSETS

      The Company also has an aggregate equity interest in Time Warner Telecom Inc. (“Time Warner Telecom”) of approximately 44% and an aggregate voting interest (consisting of high-voting common stock) of approximately 71%. Time Warner Telecom is a fiber facilities-based integrated communications provider that provides data, dedicated Internet access, and local and long distance voice services to medium and large businesses in 44 metropolitan areas across the United States. The Company’s nominees to the Board of Directors of Time Warner Telecom are limited to less than a majority by the terms of a stockholder agreement and Time Warner Telecom is a separately-managed public company whose stock is traded through Nasdaq. Its financial results are not consolidated with those of the Company. The Company has determined that it does not consider its interest in Time Warner Telecom to be strategic and has so advised Time Warner Telecom.

INTELLECTUAL PROPERTY

      Time Warner Inc. is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, books, magazines and software; trademarks in names, logos and characters; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. These intellectual property assets, both in the U.S. and in other countries around the world, are among the Company’s most valuable assets. The Company derives value from these assets through a range of business models, including the theatrical release of films, the licensing of its films and television programming to multiple domestic and international television and cable networks and pay television services, and the sale of products such as DVDs, videocassettes, books and magazines. It also derives revenues related to its intellectual property through advertising in its magazines, networks, cable systems and online services and from various types of licensing activities, including licensing of its trademarks and characters. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent and trade secret laws and contract provisions. The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction; in the case of licenses, it also depends on contractual and/or statutory provisions.

      The Company vigorously pursues all appropriate avenues of protection for its intellectual property. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services is often difficult and the steps taken may not in every case prevent the misappropriation of the Company’s intellectual property. Piracy, particularly in the digital environment, continues to present a threat to revenues from products and services based on intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, applying digital rights management technologies, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives, and enhancing public awareness of the meaning and value of intellectual property. The Company works with various cross-industry groups and trade associations, as well as with strategic partners to develop and implement technological solutions to control digital piracy.

      Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. In addition, domestic and international laws, statutes and regulations are constantly changing, and the Company’s assets may be either adversely or beneficially affected by such changes. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. The Company therefore engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure effective remedies for infringement.

REGULATION AND LEGISLATION

      The Company’s cable system, cable and broadcast television network and original programming businesses are subject, in part, to regulation by the Federal Communications Commission (“FCC”), and the cable system business is also subject to regulation by some state governments and substantially all local governments where the Company has cable systems. The Company’s magazine, book and other direct marketing activities are also subject to regulation. In addition, in connection with regulatory clearance of the America Online-Historic TW Merger, the Company’s cable system and Internet businesses are subject to compliance with the terms of the Consent Decree (the “Consent Decree”) issued by the Federal Trade Commission (“FTC”), the Order to Hold Separate issued by the FTC, the Memorandum Opinion and Order (“Order”) issued by the FCC, and the Decision issued by the European Commission and the undertakings thereunder. The Company is also subject to an FTC consent decree (the “Turner Consent Decree”) as a result of the FTC’s approval of the acquisition of Turner Broadcasting System, Inc. in 1996.

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

FTC Consent Decree

      On December 14, 2000, the FTC issued a Consent Decree in connection with the America Online-Historic TW Merger. The consent decree provided that, with the exception of Road Runner, Time Warner Cable was not permitted to launch an affiliated ISP, like the AOL for Broadband service, in its 20 largest divisions, until it launched the EarthLink service, an unaffiliated ISP, on those systems. The Consent Decree also provided that Time Warner Cable had to enter into agreements with two additional unaffiliated ISPs within 90 days after launching an affiliated ISP. In addition, the Consent Decree required that, in its remaining divisions, Time Warner Cable had to enter into agreements with three unaffiliated providers within 90 days after launching an affiliated ISP. Each of these agreements had to be approved by the FTC.

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

      The Consent Decree also requires that Time Warner Cable’s FTC-approved agreements contain a provision that requires Time Warner Cable to give notice to the unaffiliated ISPs whenever Time Warner enters into an AOL for Broadband affiliation agreement with any one of six specified cable operators. In that event, the Company is required to give each unaffiliated ISP the option to adopt all terms and conditions of the relevant AOL for Broadband affiliation agreement. In addition, the Consent Decree requires that Time Warner continue to offer and promote DSL service in areas served by Time Warner Cable to the same extent and on terms similar to the terms offered in areas not served by Time Warner Cable. America Online is also prohibited from entering into agreements with cable MSOs that restrict the ability of that MSO to enter into agreements with other ISPs or interactive television providers. The Company’s obligations under the Consent Decree expire on April 17, 2006.

FCC Memorandum Opinion and Order

      On January 11, 2001, the FCC issued an Order imposing certain requirements regarding Time Warner Cable’s provision of multiple ISPs. Specifically, the Order requires Time Warner Cable to provide ISP customers with a list of available ISPs upon request, to allow ISPs to determine the content on their first screen, and to allow ISPs to have direct billing arrangements with the subscribers they obtain. The Order prohibits Time Warner Cable from requiring customers to go through an affiliated ISP to reach an unaffiliated

ISP, from requiring ISPs to include particular content, and from discriminating on the basis of affiliation with regard to technical system performance.

      In addition, the FCC’s Order prohibits the Company from entering into any agreement with Comcast that gives any ISP affiliated with the Company exclusive carriage rights on any former AT&T cable system for broadband ISP services or that affects Comcast’s ability to offer rates or other carriage terms to ISPs that are not affiliated with the Company.

Turner FTC Consent Decree

      The Company is also subject to the terms of a consent decree (the “Turner Consent Decree”) entered in connection with the FTC’s approval of the acquisition of TBS by Historic TW in 1996. Certain requirements imposed by the Turner Consent Decree, such as carriage commitments for Time Warner Cable for the rollout of at least one independent national news video programming service, have been fully satisfied by the Company. Various other conditions remain in effect, including certain restrictions which prohibit the Company from offering programming upon terms that (1) condition the availability of, or the carriage terms for, the HBO service upon whether a multichannel video programming distributor carries a video programming service affiliated with TBS; and (2) condition the availability of, or the carriage terms for, CNN, TBS Superstation and TNT upon whether a multichannel video programming distributor carries any video programming service affiliated with TWE. The Turner Consent Decree also imposes certain restrictions on the terms by which a Turner video programming service may be offered to an unaffiliated programming distributor that competes in areas served by Time Warner Cable.

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

      The Turner Consent Decree also requires that any Time Warner stock held by Liberty Media Corporation (“Liberty Media”), its former corporate parent, Tele-Communications, Inc. (“TCI”), which was merged with AT&T in 1999 and was subsequently acquired by Comcast in 2002, as well as by the late Bob Magness and John C. Malone as individuals, be non-voting except that such securities are entitled to a vote of one-one hundredth (1/100) of a vote per share owned when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of these non-voting securities. Upon the sale of these non-voting securities to any independent third party, the securities may be converted into voting stock of Time Warner. The Turner Consent Decree also prohibits Liberty Media, TCI (now Comcast), the late Bob Magness and John C. Malone as individuals, from holding ownership interests, collectively, of more than 9.2% of the fully diluted equity of Time Warner. In 2002, Liberty Media sought to eliminate these restrictions from the Turner Consent Decree; the petition was denied by the FTC without prejudice. The Turner Consent Decree will expire in February 2007.

Cable System Regulation

Communications Act and FCC Regulation

      The Communications Act of 1934, as amended (the “Communications Act”) and the regulations and policies of the FCC affect significant aspects of Time Warner Cable’s cable system operations, including subscriber rates; carriage of broadcast television stations, as well as the way Time Warner Cable sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; and use of utility poles and conduits.

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

      Carriage of Broadcast Television Stations and Other Programming Regulation. The Communications Act and the FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry their stations, subject to some exceptions, or to negotiate with cable systems the terms by which the cable systems may carry their stations, commonly called “retransmission consent.” The most recent election by broadcasters became effective on January 1, 2003.

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

      The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. Moreover, it requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC regulates various aspects of such third-party commercial use of channel capacity on our cable systems, including the rates and some terms and conditions of the commercial use.

      High Speed Internet Access. From time to time, industry groups, telephone companies and ISPs have sought local, state and federal regulations that would require cable operators to sell capacity on their systems to ISPs under a common carrier regulatory scheme. Cable operators have successfully challenged regulations requiring this “forced access,” although courts that have considered these cases have employed varying legal rationales in rejecting these regulations.

      In 2002, the FCC released an order in which it determined that cable-modem service constitutes an “information service” rather than a “cable service” or a “telecommunications service,” as those terms are used in the Communications Act. According to the FCC, this conclusion may permit but does not require it to impose “multiple ISP” requirements. In 2002, the FCC also initiated a rulemaking proceeding to consider whether it may and should do so and whether local franchising authorities should be permitted to do so. This rulemaking proceeding remains pending.

      Several ISPs appealed the FCC’s order in federal court, arguing that cable modem service is a “telecommunications service.” If the ISPs prevail, cable operators may become subject to a requirement that they carry any ISP desiring carriage. In addition, several local franchising authorities also appealed the order in federal court, arguing that the FCC should have held that cable-modem service is a “cable service.” If the local franchising authorities prevail, cable operators may be required to collect and pay franchise fees on cable modem service. On October 6, 2003, a three judge panel of the U.S. Court of Appeals for the 9th Circuit vacated in part, and remanded in part for further proceedings, the FCC’s 2002 order. The FCC has requested an en banc rehearing of this appeal, and the request remains pending before the 9th Circuit.

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

      The Communications Act also required the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In September 1993, the FCC adopted a rule that was later amended to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide. The Communications Act also required the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. In September 1993, the FCC imposed a limit of 40% of a cable operator’s first 75 activated channels. In March 2001, a federal appeals court struck down both limits. The FCC is currently exploring whether it should re-impose any limits. The Company believes that it is unlikely that the FCC will adopt limits more stringent than those struck down.

      Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised “open video systems.” Open video systems are subject to specified requirements, including, but not limited to, a requirement that they set aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court overturned various parts of the FCC’s open video rules, including the FCC’s preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court’s decision.

      Pole Attachment Regulation. The Communications Act requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in some states in which Time Warner Cable operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC’s original rate formula governs the maximum rate utilities may charge for attachments to their poles and conduit by cable operators providing cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate utilities may charge for attachments to their poles and conduit by companies providing telecommunications services. Any increase in attachment rates resulting from the FCC’s new rate formula is being phased in (in equal annual installments) over a five-year period that began in February 2001. The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are being used to provide both cable service and high speed data service.

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

      Certain regulatory requirements are also applicable to set-top boxes. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. In 1996, Congress enacted a statute seeking to allow subscribers to use set-top boxes obtained from third-party retailers. The most important of the FCC’s implementing regulations requires cable operators to offer separate equipment providing only the conditional-

access security function, so that subscribers can purchase boxes providing other functions from other sources and to cease placing into service new set-top boxes that have integrated conditional-access security. These regulations are currently scheduled to go into effect on July 1, 2006.

      In December, 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to interoperability between cable systems and reception equipment. Among other things, the agreement envisions consumer electronics devices with a slot for a conditional-access security card — a CableCARD® — provided by the cable operator. To implement the agreement, the FCC recently promulgated regulations that require cable systems with activated spectrum of 750 MHz or greater to support unidirectional digital devices; establish a voluntary labeling system for unidirectional devices; prohibit so-called “selectable output controls”; and adopt content-encoding rules. The FCC has issued a notice of proposed rulemaking to consider additional changes. Cable operators, consumer-electronics companies and other market participants are holding discussions that are expected to lead to a similar set of interoperability agreements covering digital devices capable of carrying cable operators’ two-way and interactive products and services.

      Separately, the FCC has adopted cable inside wiring rules to provide specific procedures for the disposition of residential home wiring and internal building wiring where a subscriber terminates service or where an incumbent cable operator is forced by a building owner to terminate service in a multiple dwelling unit building. The FCC has also adopted rules providing that, in the event that an incumbent cable operator sells the inside wiring, it must make the wiring available to the multiple dwelling unit owner or the alternative cable service provider during the 24-hour period prior to the actual service termination by the incumbent, in order to avoid service interruption.

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

      When Time Warner Cable obtains programming from third parties, it generally obtains licenses that include any necessary authorizations to transmit the music included in it. When Time Warner Cable creates its own programming and provides various other programming or related content, including local origination programming and advertising that it inserts into cable-programming networks, it is required to obtain any necessary music performance licenses directly from the rights holders. These rights are generally controlled by three music performance rights organizations, each with rights to the music of various artists. Time Warner Cable generally has obtained the necessary licenses, either through negotiated licenses or through procedures established by consent decrees entered into by some of the music performance rights organizations.

State and Local Regulation

      Cable operators operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by municipal or other local franchising authorities. In some states, cable regulation is imposed at the state level as well. The Company believes it generally has good relations with state and local cable regulators.

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

      Franchise agreements usually have a term of ten to 15 years from the date of grant, although some renewals may be for shorter terms. Franchises usually are terminable only if the cable operator fails to comply with material provisions. Time Warner Cable has not had a franchise terminated due to breach. After a franchise agreement expires, a franchising authority may seek to impose new and more onerous requirements, including requirements to upgrade facilities, to increase channel capacity and to provide various new services. Federal law, however, provides significant substantive and procedural protections for cable operators seeking renewal of their franchises. In addition, although Time Warner Cable occasionally reaches the expiration date of a franchise agreement without having a written renewal or extension, it generally has the right to continue to operate, either by agreement with the franchising authority or by law, while continuing to negotiate a renewal. In the past, substantially all of the material franchises relating to its systems have been renewed by the relevant local franchising authority, though sometimes only after significant time and effort. Despite its efforts and the protections of federal law, it is possible that some Time Warner Cable franchises may not be renewed, and Time Warner Cable may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process.

      Franchises usually require the consent of franchising authorities prior to the sale, assignment, transfer or change of control of a cable system. Federal law imposes various limitations on the conditions local authorities may impose and requires localities to act on such requests within 120 days.

Regulation of Telephony

      As of December 31, 2003, it was unclear whether and to what extent regulators will subject Voice over Internet Protocol (“VoIP”) service provided by cable operators to the same regulations that apply to traditional circuit switch telephone service provided by incumbent telephone companies. In particular, it is unclear whether and to what extent the “access charge” and “universal service” rules that apply to traditional circuit switch telephone service will also apply to VoIP service. Finally, it is possible that regulators will allow utility pole owners to charge cable operators offering VoIP service higher rates for pole rental than for traditional cable service and cable-modem service. In February 2004 the FCC opened a rulemaking proceeding on VoIP.

Network Regulation

      Under the Communications Act and its implementing regulations, vertically integrated cable programmers like the Turner Networks and the Home Box Office Services, are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Certain other federal laws also contain provisions relating to violent and sexually explicit programming, including relating to the voluntary promulgation of ratings by the industry and requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called “V-chip”).

Marketing Regulation

      Time Inc.’s magazine and book marketing activities, as well as other marketing and billing activities by America Online and other divisions of the Company, are subject to regulation by the FTC and each of the state Attorneys General under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal rules and statutes, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy), the FTC Mail or Telephone Order Merchandise Rule and the FTC Telemarketing Sales Rule. The FTC’s Telemarketing Sales Rule has been amended to establish a nationwide telemarketing do-not-call list. In addition, certain of Time Inc.’s specific marketing methods are subject to agreements with state Attorneys General, such as the regulation of Time Inc.’s use of sweepstakes by a 48-state Assurance of Voluntary Compliance agreed to in 2000. America Online is also subject to a 1998 FTC

Consent Decree and a 43-state Assurance of Voluntary Compliance with state Attorneys General and a separate 2004 FTC Consent Decree which address America Online’s marketing and billing activities. Further, as a result of the settlement of a lawsuit between merchants and credit card companies, credit card companies may be providing information to merchants which would allow merchants to distinguish between charges made on credit cards and debit cards. As a result, Time Inc. may be required to change its payment acceptance procedures, which could result in decreased subscription renewals.

DESCRIPTION OF CERTAIN PROVISIONS OF AGREEMENTS

RELATED TO TWC INC.

      The following description summarizes certain provisions of agreements related to, and constituent documents of, TWC Inc. that affect and govern the ongoing operations of TWC Inc. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of such agreements and constituent documents.

Management and Operation of TWC Inc.

      Stockholders of TWC Inc. As a result of the TWE Restructuring, Time Warner and its subsidiaries received shares of TWC Inc. Class A common stock, which generally has one vote per share, and shares of TWC Inc. Class B common stock, which generally has ten votes per share, which together represent 89.3% of the voting power of TWC Inc. and 82.1% of the equity of TWC Inc. A Comcast Trust received shares of Class A common stock of TWC Inc. representing the remaining 10.7% of the voting power and 17.9% of the equity of TWC Inc. The Class B common stock is not convertible into Class A common stock upon transfer or otherwise. The Class A common stock and the Class B common stock vote together as a single class on all matters, except with respect to the election of directors and certain matters described below.

      Board of Directors of TWC Inc. The Class A common stock votes, as a separate class, with respect to the election of the Class A directors of TWC Inc. (the “Class A Directors”), and the Class B common stock votes, as a separate class, with respect to the election of the Class B directors of TWC Inc. (the “Class B Directors”). Pursuant to the restated certificate of incorporation of TWC Inc. (the “Certificate of Incorporation”), the Class A Directors must represent not less than one-sixth and not more than one-fifth of the directors of TWC Inc., and the Class B Directors must represent not less than four-fifths of the directors of TWC Inc. As a result of its shareholdings, Time Warner has the ability to cause the election of all Class A Directors and Class B Directors, subject to certain restrictions on the identity of these directors discussed below.

      The TWC Inc. Certificate of Incorporation requires that there be at least two independent directors on the board of directors of TWC Inc.. In addition, a parent agreement (the “Parent Agreement”) among Time Warner, TWC Inc. and Comcast provides that until such time that an initial public offering of TWC Inc. common stock is effected, at least 50% of the independent directors must be reasonably satisfactory to the Comcast Trust. To the extent possible, all such independent directors will be Class A Directors. If an initial public offering of TWC Inc. is effected, the Certificate of Incorporation requires that at least 50% of the board of directors of TWC Inc. consist of independent directors for three years.

      Protections of Minority Class A Common Stockholders. The approval of the holders of a majority of the voting power of the outstanding shares of Class A common stock held by persons other than Time Warner is necessary in connection with:

•	any merger, consolidation or business combination of TWC Inc. in which the holders of Class A common stock do not receive per share consideration identical to that received by the holders of Class B common stock (other than with respect to voting power) or which would adversely affect the Class A common stock relative to the Class B common stock;

•	any change to the Certificate of Incorporation that would have a material adverse effect on the rights of the holders of the Class A common stock in a manner different from the effect on the holders of the Class B common stock;

•	any change to the provisions of the Certificate of Incorporation that would affect the right of the Class A common stock to vote as a class in connection with any merger as discussed above;

•	any change to the Certificate of Incorporation that would alter the number of independent directors required on the TWC Inc. board of directors; and

•	through and until the fifth anniversary of the completion of an initial public offering of TWC Inc., any change to provisions of TWC Inc.’s by-laws concerning restrictions on transactions between TWC Inc. and Time Warner and its affiliates.

Matters Affecting the Relationship between Time Warner and TWC Inc.

      Indebtedness Approval Right. For so long as the indebtedness of TWC Inc. is attributable to Time Warner, in Time Warner’s reasonable judgment, TWC Inc., its subsidiaries and entities that it manages will not, without the consent of Time Warner, create, incur or guarantee any indebtedness, including preferred equity, or rental obligations if its ratio of indebtedness plus six times its annual rental expense to EBITDA (as EBITDA is defined in the applicable agreement and which is comparable to operating income (loss) before depreciation and amortization) plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1.

      Other Time Warner Rights. Under the Parent Agreement, as long as Time Warner has the right to elect more than a majority of the directors of TWC Inc., TWC Inc. must obtain Time Warner’s consent before it enters into any agreement that binds or purports to bind Time Warner or its affiliates or that would subject TWC Inc. to significant penalties or restrictions as a result of any action or omission of Time Warner; or adopts a stockholder rights plan, becomes subject to Section 203 of the Delaware General Corporation Law, adopts a “fair price” provision or takes any similar action.

      Time Warner Standstill. Under the Parent Agreement, Time Warner has agreed that for three years following the completion of an initial public offering of TWC Inc., Time Warner will not make or announce a tender offer or exchange offer for the Class A common stock of TWC Inc. without the approval of a majority of the independent directors of TWC Inc.; and for ten years following an initial public offering of TWC Inc., Time Warner will not enter into any business combination with TWC Inc., including a short-form merger, without the approval of a majority of the independent directors of TWC Inc.

      Transactions between Time Warner and TWC Inc. The by-laws of TWC Inc. provide that Time Warner may only enter into transactions with TWC Inc. and its subsidiaries, including TWE, that are on terms that, at the time of entering into such transaction, are substantially as favorable to TWC Inc. or its subsidiaries as they would be able to receive in a comparable arm’s-length transaction with a third party. Any such transaction involving reasonably anticipated payments or other consideration of $50 million or greater also requires the prior approval of a majority of the independent directors of TWC Inc.

TWC Inc. Registration Rights Agreements

      TWC Inc. Registration Rights Agreement with Comcast Trust. At the closing of the TWE Restructuring, a Comcast Trust entered into a registration rights agreement with TWC Inc. relating to its shares of Class A common stock, as well as any common stock of TWC Inc. that it or another Comcast Trust may receive in connection with a sale of a partnership interest in TWE under the Partnership Interest Sale Agreement (see “Description of Certain Provisions of the TWE Partnership Agreement — Exit Rights”).

      Subject to several exceptions, including TWC Inc.’s right to defer a demand registration under some circumstances, the Comcast Trust has the right to require that TWC Inc. take commercially reasonable steps to register for public resale under the Securities Act of 1933 all shares of Class A common stock owned by it that it requests be registered. On December 29, 2003, TWC Inc. received notice from the Comcast Trust requesting that TWC Inc. commence to register for sale in a firm underwritten offering all of Comcast’s 17.9% common interest in TWC Inc. The Company cannot predict the timing of an effective registration in response to the Comcast Trust’s notice. Under the registration rights agreement, TWC Inc. is not obligated to effect more than one demand registration on behalf of the Comcast Trust in any 270-day period. TWC Inc. is not obligated to effect a demand registration on behalf of the Comcast Trust if the Comcast Trust has received proceeds in excess of $250 million (or 10% of TWC Inc.’s market capitalization) from private placements of and hedging transactions relating to TWC Inc.’s common stock in the preceding 270-day period. Under the registration rights agreement, the Comcast Trust may not engage in any private placement or hedging transaction until the earlier of the first anniversary of the closing of the TWE Restructuring and the date upon which TWC Inc. shall have sold at least $2.1 billion worth of common stock. Any registered hedging transaction or other monetization with respect to TWC Inc. common stock will be deemed to constitute a demand registration.

      In addition, the Comcast Trust has “piggyback” registration rights subject to customary restrictions on any registration for TWC Inc.’s account or the account of another stockholder, and TWC Inc. and Time Warner are permitted to piggyback on the Comcast Trust’s demand registrations.

      If any registration requested by the Comcast Trust or Time Warner is in the form of a firm underwritten offering, and if the managing underwriter of the offering determines that the number of securities to be offered would jeopardize the success of the offering, the number of shares included in the offering shall be determined as follows:

•	first, securities to be offered for TWC Inc.’s account must be included until TWC Inc. has sold $2.1 billion worth of securities, whether through public offerings, private placements or hedging transactions;

•	second, securities to be offered for the account of the Comcast Trust must be included until it has sold $3.0 billion worth of securities; and

•	third, TWC Inc. and the Comcast Trust have equal priority, and Time Warner has last priority until the earlier of (x) the fifth anniversary of the closing of the TWE Restructuring and (y) the date the Comcast Trust holds less than $250 million of TWC Inc. common stock. After that date, TWC Inc., the Comcast Trust and Time Warner have equal priority.

      Registration Rights Agreement between TWC Inc. and Time Warner. At the closing of the TWE Restructuring, Time Warner and TWC Inc. entered into a registration rights agreement relating to Time Warner’s shares of TWC Inc. common stock. Subject to several exceptions, including TWC Inc.’s right to defer a demand registration under some circumstances, Time Warner may, under that agreement, require that TWC Inc. take commercially reasonable steps to register for public resale under the Securities Act of 1933 all shares of common stock that Time Warner requests be registered. Time Warner may demand an unlimited number of registrations. In addition, Time Warner has been granted “piggyback” registration rights subject to customary restrictions, and TWC Inc. is permitted to piggyback on Time Warner’s registrations. Any registration statement filed under the agreement is subject to the cut-back priority discussed above. Time Warner has agreed that it will not, until the fifth anniversary of the closing of the TWE Restructuring, dispose of its shares of TWC Inc. common stock other than in registered offerings.

      In connection with the registrations described above under both registration rights agreements, TWC Inc. will indemnify the selling stockholders and bear all fees, costs and expenses, except underwriting discounts and selling commissions.

DESCRIPTION OF CERTAIN PROVISIONS OF THE

TWE PARTNERSHIP AGREEMENT

      On March 31, 2003, the TWE Partnership Agreement was amended in connection with the closing of the TWE Restructuring (as amended, the “New TWE Partnership Agreement”). The following description summarizes certain provisions of the New TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the New TWE Partnership Agreement.

Management and Operations of TWE

      Partners. Following the TWE Restructuring, the partnership interests in TWE were recapitalized with one of the Comcast Trusts holding a partnership interest representing a 4.7% residual equity interest in TWE, with a subsidiary of the Company holding a partnership interest consisting of a $2.4 billion preferred component and a 1% residual equity interest in TWE and with TWC Inc. holding a partnership interest representing a 94.3% residual equity interest in TWE.

      Upon the completion of the TWE Restructuring, TWC Inc. became the general partner of TWE and a subsidiary of Time Warner and one of the Comcast Trusts became the limited partners of TWE.

      Following the completion of the TWE Restructuring, TWC Inc., as the general partner of TWE, assumed the exclusive authority to manage the business and affairs of TWE, subject to certain protections over extraordinary actions afforded the Comcast Trust under the New TWE Partnership Agreement. These protections consist of consent rights over the dissolution or liquidation of TWE and the transfer of control of TWE to a third party, in each case, prior to March 31, 2006, and the right to approve of certain amendments to the New TWE Partnership Agreement.

Certain Covenants

      Transactions with Affiliates. The New TWE Partnership Agreement requires that transactions between TWC Inc., as the managing partner, and TWE be conducted on an arm’s-length basis, with management, corporate or similar services being provided by TWC Inc. on a “no mark-up” basis with fair allocations of administrative costs and general overhead.

Exit Rights

      Sale and Appraisal Rights of Trust. Under a partnership interest sale agreement (the “Partnership Interest Sale Agreement”) entered in connection with the closing of the TWE Restructuring, at any time following March 31, 2005, the Comcast Trust has the right to require TWC Inc. to purchase all or a portion of the Comcast Trust’s 4.7% residual limited partnership interest in TWE at an appraised fair market value, subject to a right of first refusal in favor of Time Warner. The fair market value of the interest will be determined separately by two investment banks, one appointed by the Comcast Trust and one appointed by TWC Inc. If the higher of the two valuations presented by the investment banks is within 110% of the lower valuation, then the fair market value of the offered partnership interest will be the average of the two valuations. If the higher valuation is not within 110% of the lower valuation, a third investment bank selected by the other two investment banks, or, if they are unable to agree on a third investment bank, an investment bank selected by the American Arbitration Association will choose one of the two valuations to be the fair market value of the offered partnership interest, and that determination will be final and binding.

      Following March 31, 2005, the Comcast Trust also has the right, at any time, to sell all or a portion of its interest in TWE to a third party in a bona fide transaction, subject to a right of first refusal, first, in favor of Time Warner and, second, in favor of TWC Inc. If TWC Inc. and Time Warner do not collectively elect to purchase all of the Comcast Trust’s offered partnership interest, the Comcast Trust may proceed with the sale of the offered partnership interest to that third party on terms no more favorable than those offered to TWC Inc. and Time Warner, if that third party agrees to be bound by the same terms and conditions applicable to the Comcast Trust as a limited partner in TWE and under the Partnership Interest Sale Agreement.

      In all cases, the purchase price payable by TWC Inc. or Time Warner as consideration for the Comcast Trust’s partnership interest may be cash; common stock, if the common stock of the purchaser is then publicly traded, or a combination of both, at the purchaser’s election. Any Time Warner or TWC Inc. common stock issued to purchase the Comcast Trust’s partnership interests will be valued based on the average of the volume-weighted trading price of the common stock for a period of time prior to issuance and will be entitled to registration rights.

      Redemption of Preferred Component. The preferred component of Time Warner’s partnership interest must be redeemed by TWE on April 1, 2023.

Restrictions on Transfer

      The New TWE Partnership Agreement provides that TWC Inc. and Time Warner may generally transfer their partnership interests in TWE at any time, except that TWC Inc. may not transfer control of TWE prior to March 31, 2006. However, the Comcast Trust may not transfer its partnership interest in TWE prior to March 31, 2005 and, after that, the Comcast Trust may only transfer its partnership interest pursuant to the Partnership Interest Sale Agreement, described above.

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

Partners of TWE-A/N

      The general partnership interests in TWE-A/N are held by TWE, TWC Inc. (TWE and TWC Inc. are together, the “TW Partners”), and Advance/Newhouse Partnership, a partnership owned by wholly owned subsidiaries of Advance Publications Inc. and Newhouse Broadcasting Corporation (“A/N”). The TW Partners also hold preferred partnership interests.

2002 Restructuring of TWE-A/N

      The TWE-A/N cable television joint venture was formed by TWE and Advance/Newhouse in December 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving 2.1 million subscribers as of December 31, 2002 located primarily in Florida (the “A/N Systems”), were transferred to a subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the Company and TWE retain the economic interests and associated liabilities in the remaining TWE-A/N cable systems. Also, in connection with the restructuring, Time Warner effectively acquired A/N’s interest in Road Runner. All of the systems owned by TWE-A/N and the A/N Subsidiary continue to support multiple ISPs, including AOL for Broadband, Road Runner and EarthLink. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with the Company’s.

Management and Operations of TWE-A/N

      Management Powers and Services Agreement. Subject to the requirement to act by unanimous consent with respect to some actions as described below, TWE is the managing partner, with exclusive management rights of TWE-A/N, other than with respect to the A/N Systems. As managing partner, TWE manages TWE-A/N, other than the A/N Systems, on a day-to-day basis. Also, subject to the requirement to act by unanimous consent with respect to some actions as described below, A/N has authority for the supervision of the day-to-day operations of the A/N Subsidiary and the A/N Systems. TWE entered into a services agreement with A/N and the A/N Subsidiary under which TWE agreed to exercise various management functions, including oversight of programming and various engineering-related matters. TWE and A/N also agreed to periodically discuss cooperation with respect to new product development.

      Actions Requiring Unanimous Consent. Some actions cannot be taken by TWE-A/N, TWE or A/N without the unanimous consent of the TW Partners and A/N or the unanimous consent of an executive committee consisting of members designated by the TW Partners and A/N. These actions include, among other things:

•	any merger, consolidation or disposition of all or substantially all of the assets of TWE-A/N (excluding the A/N Subsidiary) or the A/N Subsidiary;

•	any liquidation or dissolution of TWE-A/N or the A/N Subsidiary;

•	specified incurrences of debt by TWE-A/N or by the A/N Subsidiary; and

•	admission of a new partner or other issuances of equity interests in TWE-A/N or the A/N Subsidiary.

Restrictions on Transfer

      TW Partners. Each TW Partner is generally permitted to directly or indirectly dispose of its entire partnership interest at any time to a wholly owned affiliate of TWE (in the case of transfers by TWE) or to TWE, the Company or a wholly owned affiliate of TWE or the Company (in the case of transfers by TWC Inc.). In addition, the TW Partners are also permitted to transfer their partnership interests through a pledge to secure a loan, or a liquidation of TWE in which the Company, or its affiliates, receives a majority of the interests of TWE-A/N held by the TW Partners. TWE is allowed to issue additional partnership interests in TWE so long as the Company continues to own, directly or indirectly, either 35% or 43.75% of the residual equity capital of TWE, depending on when the issuance occurs.

      A/N Partner. A/N is generally permitted to directly or indirectly transfer its entire partnership interest at any time to certain members of the Newhouse family or specified affiliates of A/N. A/N is also permitted to dispose of its partnership interest through a pledge to secure a loan and in connection with specified restructurings of A/N.

Restructuring Rights of the Partners

      TWE and A/N each have the right to cause TWE-A/N to be restructured at any time. Upon a restructuring, TWE-A/N would be required to distribute the A/N Subsidiary with all of the A/N Systems to A/N in complete redemption of A/N’s interests in TWE-A/N, and A/N would be required to assume all liabilities of the A/N Subsidiary and the A/N Systems. Following such a restructuring, TWE’s obligations to provide management services to A/N and the A/N Subsidiary would terminate. As of the date of this annual report, neither TWE nor A/N has delivered notice of the intent to cause a restructuring of TWE-A/N.

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

DESCRIPTION OF AGREEMENT WITH LIBERTY MEDIA CORPORATION

      The following description summarizes certain provisions of the Company’s agreement with Liberty Media and certain of its subsidiaries (collectively, “LMC”) that was entered into in connection with the merger of Turner Broadcasting System, Inc. in 1996 (the “TBS Transaction”) and the Turner Consent Decree. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Second Amended and Restated LMC Agreement dated as of September 22, 1995 among Historic TW, Time Warner Companies, Inc. and LMC (the “LMC Agreement”).

Ownership of Time Warner Common Stock

      Pursuant to the LMC Agreement, immediately following consummation of the TBS Transaction, LMC exchanged the 50.6 million shares of Historic TW common stock, par value $.01 per share received by LMC in the TBS Transaction on a one-for-one basis for 50.6 million shares of Series LMCN-V Common Stock of Historic TW. In June 1997, LMC and its affiliates received 6.4 million additional shares of Series LMCN-V Common Stock pursuant to the provisions of an option agreement between Time Warner and LMC and its affiliates. In May 1999, the terms of the Series LMCN-V Common Stock were amended which effectively resulted in a two-for-one stock split. At the time of the America Online-Historic TW Merger, each share of Series LMCN-V Common Stock was exchanged for one and one half shares of a substantially identical Series LMCN-V Common Stock of the Company. Each share of Series LMCN-V Common Stock receives the same dividends and otherwise has the same rights as a share of Time Warner Common Stock except that (a) holders of Series LMCN-V Common Stock are entitled to  1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders, and (b) unlike shares of Time Warner Common Stock, shares of Series LMCN-V Common Stock are not subject to redemption by the Company if necessary to prevent the loss by the Company of any governmental license or franchise. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange.

      LMC exchanged its shares of Historic TW common stock for Series LMCN-V Common Stock in order to comply with the Turner Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of the Company other than securities that have limited voting rights. In 2002, LMC sought to eliminate these restrictions from the Turner Consent Decree; the petition was denied by the FTC without prejudice. See “Regulation and Legislation — Turner FTC Consent Decree,” above. Each share of Series LMCN-V Common Stock is convertible into one share of Time Warner Common Stock at any time when such conversion would no longer violate the Turner Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party.

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

CURRENCY RATES AND REGULATIONS

      Time Warner’s foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. Time Warner cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1, “Organization and Summary of Significant Accounting Policies — Foreign Currency Translation” and Note 16, “Derivative Instruments — Foreign Currency Risk Management” to the consolidated financial statements set forth in the financial pages herein. For a discussion of revenues of international operations, see Note 17, “Segment Information” to the consolidated financial statements set forth in the financial pages herein.

Item 2.      Properties.

       The following table sets forth certain information as of December 31, 2003 with respect to the Company’s principal properties (over 250,000 square feet in area) that are occupied for corporate offices or used primarily by the Company’s divisions, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

		Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

New York, NY One Time Warner Center	Executive and administrative offices, studio and technical space (Corporate, TBS, CNN)	905,000	Owned by the Company primarily for occupancy by the Company beginning in 2004.
New York, NY 75 Rockefeller Plaza Rockefeller Center	Former executive and administrative offices (Corporate)	560,000	Leased by the Company. Lease expires in 2014. To be sublet to third party tenants.

Dulles, VA 22000 AOL Way	Executive, administrative and business offices (AOL HQ Campus)	1,573,050	Owned and occupied by the Company.

Mt. View, CA Middlefield Rd.	Executive, administrative and business offices (AOL Campus)	432,950	Leased by the Company. (Leases expire from 2006- 2013). Approximately 8,000 sq. ft is sublet to third party tenants and approximately 201,450 sq. ft. is being marketed for sublease.
Columbus, OH Arlington Centre Blvd.	Executive, administrative and business offices (CompuServe/ Netscape Campus)	290,440	Owned and occupied by the Company. Approximately 11,000 sq. ft. is subleased to a third party tenant.

Reston, VA Sunrise Valley	Reston Tech Center with executive and administrative offices (AOL)	278,000	Owned and occupied by the Company.

New York, NY Time & Life Bldg. Rockefeller Center	Business and editorial offices (Time Inc.)	1,600,000	Leased by the Company. Most leases expire in 2017. Approximately 116,000 sq. ft. is sublet to outside tenants, including approximately 75,000 sq. ft. leased to Bookspan.

		Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

Atlanta, GA One CNN Center	Executive and administrative offices, studios, technical space and retail (TBS)	1,250,000	Owned by the Company. Approximately 47,000 sq. ft. is sublet to outside tenants.

Atlanta, GA 100 CNN Center	Hotel	1,100,000	50% ownership in joint venture with Omni International.

Atlanta, GA 1050 Techwood Dr.	Offices and studios (TBS)	830,000	Owned and occupied by the Company.

Lebanon, IN 121 N. Enterprise	Warehouse space (Time Inc.)	500,450	Leased by the Company. Lease expires in 2006.

Lebanon, IN Lebanon Business Park	Warehouse space (Time Inc.)	251,350	Leased by the Company. Lease expires in 2009.

New York, NY 1100 and 1114 Ave. of the Americas	Business offices (HBO)	350,000 and 275,600	Leased by the Company. Leases expire in 2018.

Burbank, CA 3400 Riverside Drive	Executive and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019 with rights to terminate starting in 2012. Approximately 17,000 sq. ft. sublet to outside tenant.

London, England Kings Reach Tower	Executive and administrative offices (Time Inc.)	251,000	Leased by the Company. Lease expires in 2007.

Burbank, CA The Warner Bros. Studio	Sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot and other Burbank properties (Warner Bros.)	3,303,000 sq. ft. of improved space on 158 acres(a)	Owned by the Company.

Valencia, CA Undeveloped land	Location filming (Warner Bros.)	232 acres	Owned by the Company.

(a)	Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

Item 3.       Legal Proceedings.

Securities Matters

      As of March 1, 2004, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been consolidated for pretrial proceedings. The Minnesota State Board of Investment has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the Merger and in its Registration Statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the Company filed a motion to dismiss the consolidated amended complaint and that motion is pending. On July 25, 2003, the court denied plaintiffs’ motion for relief from the automatic stay of discovery that is in effect under the Private Securities Litigation Reform Act of 1995. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      As of March 1, 2004, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint and that motion is pending. On September 26, 2003, the court granted the Company’s motion for a limited stay of discovery in the ERISA actions. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      As of March 1, 2004, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant.

Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. On May 2, 2003, the motion to dismiss was granted. Two of the lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The parties to the first two federal actions have agreed that all proceedings in that matter should be stayed pending resolution of any motion to dismiss in the consolidated securities actions described above. The third was filed on December 11, 2003, as a case related to the consolidated federal action; plaintiffs have agreed to consolidation for most purposes with the consolidated derivative action and have agreed to a stay pending resolution of any motion to dismiss in the consolidated securities action. The fourth was filed on February 20, 2004. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14a-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On November 11, 2002, Staro Asset Management, LLC filed a putative class action complaint in the U.S. District Court for the Southern District of New York on behalf of certain purchasers of Reliant 2.0% Zero-Premium Exchangeable Subordinated Notes for alleged violations of the federal securities laws. Plaintiff is a purchaser of subordinated notes, the price of which was purportedly tied to the market value of Time Warner stock. Plaintiff alleges that the Company made misstatements and/or omissions of material fact that artificially inflated the value of Time Warner stock and directly affected the price of the notes. Plaintiff seeks compensatory damages and/or rescission. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. The Company intends to defend against this lawsuit vigorously. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On April 14, 2003, Regents of the University of California et al. v. Parsons et al. was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Superior Court and have been coordinated in the County of Los Angeles (the “California Actions”). On January 26, 2004, the Company filed a motion to stay the California Actions on forum non conveniens and comity grounds and certain individuals filed motions to dismiss for lack of personal jurisdiction. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On May 23, 2003, Treasurer of New Jersey v. AOL Time Warner Inc. et al., was filed in the Superior Court of New Jersey, Mercer County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young, Citigroup, Salomon Smith Barney, Morgan Stanley, JP Morgan Chase and Banc of America Securities. The complaint is brought by the Treasurer of New Jersey and purports to be made on behalf of the State of New Jersey, Department of Treasury, Division of Investments (the “Division”) and certain funds administered by the Division. Plaintiff alleges that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of New Jersey state law for fraud and negligent misrepresentation. Plaintiff seeks an unspecified amount of damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. The parties have agreed to stay this action and to coordinate discovery proceedings with the consolidated securities action. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 18, 2003, Ohio Public Employees Retirement System et al v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On January 7, 2004, the court denied defendants’ stay motions and denied in part and granted in part defendants’ motion for a protective order. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 18, 2003, West Virginia Investment Management Board v. Parsons et al. was filed in West Virginia, Circuit Court, Kanawha County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., and Ernst & Young LLP. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of West Virginia law, breach of fiduciary duty and common law fraud. Plaintiff seeks disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On January 28, 2004, McClure et al. v. AOL Time Warner Inc. et al. was filed in the District Court of Cass County, Texas (purportedly on behalf of several purchasers of Company stock) naming as defendants the Company and certain current and former officers, directors and employees of the Company. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege breach of fiduciary duty and common law fraud. Plaintiffs seek unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On February 24, 2004, Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. v. Time Warner Inc. et al. was filed in the Court of Common Pleas of Philadelphia County naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW Inc., Morgan Stanley & Co., Citigroup Global Markets Inc., Banc of America Securities LLC, J.P. Morgan Chase & Co. and Ernst & Young LLP. Plaintiffs had previously filed a request for a writ of summons notifying defendants of commencement of an action. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Pennsylvania Law, breach of fiduciary duty and common law fraud. Plaintiffs seek unspecified compensatory and punitive damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003 and the case was dismissed with prejudice. On July 14, 2003, the district court denied plaintiff’s motion for an order certifying the dismissal of the case for interlocutory appeal. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      As of March 1, 2004, three class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against the Company, America Online and certain former officers and employees. The complaints purport to be brought on behalf of purchasers of stock in PurchasePro Inc. (“PPRO”). Plaintiffs allege that the Company violated Sections 10(b) and 20(a) of the Exchange Act by aiding and abetting PPRO’s alleged inflation of its financial results. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

SEC and DOJ Investigations

      The SEC and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online segment to report its subscriber numbers.

      The Company itself had commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online segment (“CFO review”) during 2002. As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. On January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/ A for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 that included restated financial statements reflecting the adjustments announced on October 23, 2002. Although the Company has continued its CFO review process, the Company has not, to date, determined that any further restatement is necessary.

      In its Annual Report on Form 10-K for the year ended December 31, 2002, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G. (“Bertelsmann”) should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously-established put price to Bertelsmann either in cash, Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in a value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

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

      In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as the advertisements were run (almost entirely at America Online) during the period from the first quarter of 2001 through the fourth quarter of 2002. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. For the period ending December 31, 2003, advertising revenues recognized by the Company totaled $2.1 million, with $2.0 million recognized for the quarter ending March 31, 2003. These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

      Although the advertisements purchased by Bertelsmann in these transactions were in fact run, the SEC staff expressed to the Company its preliminary view that at least some portion of the revenue recognized by the Company for that advertising should have been treated as a reduction in the purchase price paid by the Company to Bertelsmann rather than as advertising revenue. The Company subsequently provided the SEC a written explanation of the basis for the Company’s accounting for the transactions and the reasons why both the Company and its auditors continued to believe that the transactions had been accounted for correctly.

      The SEC staff has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. In July 2003, the SEC’s Office of the Chief Accountant informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and, therefore, such portion of the payment should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the SEC’s Division of Enforcement continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of advertising provided thereunder.

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of TWC Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the Company’s America Online segment, including advertising arrangements and the methods used by the America Online segment to report its subscriber numbers. The DOJ also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are other unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

      As of March 1, 2004, 13 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online and ICT Group, Inc. All of these suits allege that America Online’s “Spin-off a Second Account” (“SOSA”) program violated consumer protection acts by charging members for “spun-off” or secondary e-mail accounts they purportedly did not agree to create. America Online removed several of the actions filed in state court to federal court. On February 27, 2004, the Judicial Panel on Multidistrict Litigation ordered the federal court cases centralized in the Central District of California for consolidated or coordinated pretrial proceedings. On January 5, 2004, the class action pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in SOSA’s terms of service. America Online has filed or will file similar motions to dismiss in the other state actions not removed to federal court. The Company believes the lawsuits have no merit and intends to defend against them vigorously. Due to their preliminary status, the Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against America Online and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court and on January 6, 2004, the court denied plaintiffs’ motion for class certification. Plaintiffs in that case have filed an appeal of the order denying class certification, and the trial court has stayed proceedings pending that appeal.

      On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, America Online and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the Company’s Administrative Committee and the AOL Administrative Committee. On May 19, 2003, the Company, America Online and AOL Community, Inc. filed a motion to dismiss and the Administrative Committees filed a motion for judgment on the pleadings. Both of these motions are now pending. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss, but intends to defend against these lawsuits vigorously.

      On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiffs allege that defendants unlawfully tie the provision of high speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. On November 19, 2003, the court ordered plaintiffs’ complaints to be consolidated. Plaintiffs filed their amended consolidated class action complaint on December 17, 2003, seeking compensatory damages, disgorgement, attorneys’ fees and injunctive and declaratory relief. On February 6, 2004, the Company moved to compel arbitration and to stay the matter pending such arbitration or alternatively to dismiss the case. The Company believes these lawsuits have no merit and intends to defend against them vigorously. However, due to their preliminary status the Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. The Company is unable to predict the outcome of this case or reasonably estimate a range of possible loss, but intends to defend against this lawsuit vigorously.

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

       Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

      Pursuant to General Instruction G(3), the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

      The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of March 1, 2004.

Name	Age	Office

Richard D. Parsons	55	Chairman of the Board & Chief Executive Officer
Jeffrey L. Bewkes	51	Chairman, Entertainment & Networks Group
Don Logan	60	Chairman, Media & Communications Group
Edward I. Adler	50	Executive Vice President, Corporate Communications
Paul T. Cappuccio	42	Executive Vice President and General Counsel
Patricia Fili-Krushel	50	Executive Vice President, Administration
Robert M. Kimmitt	56	Executive Vice President, Global Public Policy
Olaf Olafsson	41	Executive Vice President
Wayne H. Pace	57	Executive Vice President and Chief Financial Officer

      Set forth below are the principal positions held by each of the executive officers named above:

Mr. Parsons	Chairman of the Board and Chief Executive Officer since May 2003, having served as Chief Executive Officer from May 2002. Prior to May 2002, Mr. Parsons served as Co-Chief Operating Officer from the consummation of the Merger and was President of Historic TW pre-Merger from February 1995. He previously served as Chairman and Chief Executive Officer of The Dime Savings Bank of New York, FSB from January 1991.

Mr. Bewkes	Chairman, Entertainment & Networks Group since July 2002; prior to that, Mr. Bewkes served as Chairman and Chief Executive Officer of the Home Box Office division of the Company from May 1995 and President and Chief Operating Officer for the preceding five years.

Mr. Logan	Chairman, Media & Communications Group since July 2002; prior to that, Mr. Logan served as Chairman and Chief Executive Officer of Time Inc., the Company’s publishing subsidiary, from August 1994, and as its President and Chief Operating Officer from June 1992. Prior to that, he held various executive positions with Southern Progress Corporation, which was acquired by Time Inc. in 1985.

Mr. Adler	Executive Vice President, Corporate Communications since January 2004; prior to that, Mr. Adler served as Senior Vice President, Corporate Communications from the consummation of the Merger, Senior Vice President, Corporate Communications of Historic TW pre-Merger from January 2000 and Vice President, Corporate Communications of Historic TW prior to that.

Mr. Cappuccio	Executive Vice President and General Counsel since the consummation of the Merger, and Secretary until January 2004; prior to the Merger, he served as Senior Vice President and General

Counsel of America Online from August 1999. Before joining America Online, from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was also an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Ms. Fili-Krushel	Executive Vice President, Administration since July 2001; prior to that, she was Chief Executive Officer of WebMD Health division of WebMD Corporation, an Internet portal providing health information and service for the consumer, from April 2000 to July 2001 and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

Mr. Kimmitt	Executive Vice President, Global Public Policy since July 2001; prior to that, he was President and Vice Chairman of Commerce One, Inc., an electronic commerce company, from March 2000 to June 2001, having served as Vice Chairman and Chief Operating Officer from February 2000. Previously, Mr. Kimmitt was a partner in the Washington, D.C.-based law firm of Wilmer, Cutler & Pickering from 1997 to 2000. He had previously been managing director at Lehman Brothers, an international financial services firm, from 1993 to 1997. Mr. Kimmitt also served as the U.S. Ambassador to Germany from 1991 to 1993.

Mr. Olafsson	Executive Vice President since March 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel that was published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and prior to that, Mr. Olafsson served as President of Advanta Corp., a financial services company, from March of 1998 until November 1999.

Mr. Pace	Executive Vice President and Chief Financial Officer since November 2001; prior to that, he was Vice Chairman, Chief Financial and Administrative Officer of TBS from March 2001, having held other executive positions, including Chief Financial Officer at TBS since July 1993. Prior to joining TBS, Mr. Pace was an audit partner with Price Waterhouse, now PricewaterhouseCoopers, an international accounting firm.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

      The principal market for the Company’s Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2003, see “Quarterly Financial Information” at pages 202 through 203 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of March 1, 2004 was approximately 67,750.

      The Company has not paid any dividends since its formation.

      There is no established public trading market for the Company’s Series LMCN-V Common Stock, which as of March 1, 2004 was held of record by nine holders.

Item 6.	Selected Financial Data.

      The selected financial information of the Company for the five years ended December 31, 2003 is set forth at pages 200 through 201 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The information set forth under the caption “Management’s Discussion and Analysis” at pages 55 through 120 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The information set forth under the caption “Market Risk Management” at pages 103 through 105 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

      The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages 121 through 198, 204 through 211 and 199 herein are incorporated herein by reference.

      Quarterly Financial Information set forth at pages 202 through 203 herein is incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures.

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

      There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14.	Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; Principal Accounting Fees and Services.

      Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report; (ii) the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference; and (iii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

      The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarner.com/corporate  information. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

      The following table summarizes information as of December 31, 2003, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s existing equity compensation plans.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be		equity compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding securities
	outstanding options,	price of outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))(4)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	75,379,214	$45.63	231,744,131
Equity compensation plans not approved by security holders(2)	381,901,766	$30.33	1,051,586
Total(3)	457,280,980	$32.85	232,795,717

(1)	Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2003 Stock Incentive Plan, (ii) Time Warner Inc. 1999 Stock Plan, (iii) Time Warner Inc. 1999 Restricted Stock Plan, (iv) Time Warner Inc. 1988 Restricted Stock Plan for Non-Employee Directors, and (v) Time Warner Inc. Employee Stock Purchase Plan (column (c) includes 9,542,412 shares that were available for future issuance under this plan). The Time Warner Inc. 2003 Stock Incentive Plan was approved by the Company’s stockholders in May 2003. The other plans or amendments to such plans were approved by the stockholders of either America Online or Historic TW in either 1998 or 1999. These plans were assumed by the Company in connection with the America Online-Historic TW Merger, which was approved by the stockholders of both America Online and Historic TW on June 23, 2000.

(2)	Equity compensation plans not approved by security holders are (i) the AOL Time Warner Inc. 1994 Stock Option Plan and (ii) the Time Warner Inc. 1999 International Employees Restricted Stock Plan.

(3)	Does not include options to purchase an aggregate of 193,320,701 shares of Common Stock (171,915,074 of which were awarded under plans that were approved by the stockholders of either America Online or Historic TW prior to the America Online-Historic TW Merger), at a weighted average exercise price of $24.87, granted under plans assumed in connection with transactions and under which no additional options may be granted.

(4)	Includes securities available under the Time Warner Inc. 1988 Restricted Stock Plan for Non-Employee Directors, which uses the formula of .003% of the shares of Common Stock outstanding on December 31 of the prior calendar year (136,075 shares in 2004) to determine the maximum amount of securities available for issuance each year under the plan. Also includes securities available under the following plans that previously used a formula for determining the maximum amount of securities available for issuance based on the number of shares outstanding at December 31 of the prior year, but for which the maximum number of shares is not subject to further adjustment: (i) the Time Warner Inc. 1999 Restricted Stock Plan, which provided for a maximum number of shares of Common Stock available for restricted stock awards of .08% of the shares of Common Stock outstanding on December 31 of the prior year and (ii) the Time Warner Inc. 1999 International Employees Restricted Stock Plan, which provided for a maximum number of shares of Common Stock available for restricted stock awards of .04% of the shares of Common Stock outstanding on December 31 of the prior year. Of the shares available for future issuance under the Time Warner Inc. 1999 Stock Plan and the Time Warner Inc. 2003 Stock Incentive Plan, a maximum of 990,333 shares and 40 million shares, respectively, may be awarded as restricted stock as of December 31, 2003.

      The Time Warner Inc. 1999 Stock Plan (the “1999 Stock Plan”) was approved by the stockholders of America Online in October 1999 and was assumed by the Company in connection with the America Online-Historic TW Merger in 2001. Under the 1999 Stock Plan, stock options (non-qualified and incentive) and stock purchase rights, i.e., restricted stock, can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. No incentive stock options have been awarded under the 1999 Stock Plan. The exercise price of a stock option under the 1999 Stock Plan cannot be less than the fair market value of the Common Stock on the date of grant. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as death or disability, and expire ten years from the grant date. No more than 5 million of the total 100 million shares of Common Stock that can be issued pursuant to the 1999 Stock Plan can be issued for awards of restricted stock. Awards of restricted stock vest in amounts and at times designated at the time of award, and generally have vested over a four- or five-year period. Awards of restricted stock are subject to restrictions on transfer and forfeiture prior to vesting. The awards of stock options made to non-employee directors of the Company are made pursuant to the 1999 Stock Plan, which provides for an award of 8,000 stock options when a non-employee director is first elected to the Board of Directors and then annual awards of 8,000 stock options following the annual meeting of stockholders. Stock options awarded to non-employee directors vest in installments of 25% over a four-year period or earlier if the director does not stand for re-election or is not re-elected after being nominated.

      The AOL Time Warner Inc. 1994 Stock Option Plan (the “1994 Plan”) was assumed by the Company in connection with the America Online-Historic TW Merger. The 1994 Plan expired on November 18, 2003 and stock options may no longer be awarded under the 1994 Plan. Under the 1994 Plan, nonqualified stock options and related stock appreciation rights could be granted to employees (other than executive officers) of and consultants and advisors to the Company and certain of its subsidiaries. No stock appreciation rights are currently outstanding under the 1994 Plan. The exercise price of a stock option under the 1994 Plan could not be less than the fair market value of the Common Stock on the date of grant. The outstanding options under the 1994 Plan generally become exercisable in installments of one-third or one-quarter on each of the first three or four anniversaries, respectively, of the date of grant, subject to acceleration upon the occurrence of certain events, and expire ten years from the grant date.

      The Time Warner Inc. 1999 Restricted Stock Plan (the “1999 Restricted Stock Plan”) was approved by the stockholders of Historic TW in May 1999 and was assumed by the Company in connection with the America Online-Historic TW Merger. Under the 1999 Restricted Stock Plan, awards of restricted stock can be made to employees of the Company and its consolidated subsidiaries. Awards of restricted stock vest in amounts and at times designated at the time of award, but at least 95% of the awards must vest at least three years after the date of award. Awards of restricted stock are subject to restrictions on transfer and forfeiture prior to vesting. As of December 31, 2003, 1,454,525 shares were available for issuance under the 1999 Restricted Stock Plan.

      The Time Warner Inc. 1999 International Employees Restricted Stock Plan (the “International Plan”) was assumed by the Company in connection with the America Online-Historic TW Merger. Under the International Plan, shares of restricted stock may be awarded to certain employees of the Company and its subsidiaries whose place of employment at the time of award is, in whole or in significant part, in jurisdictions outside the United States. Awards of restricted stock under the International Plan vest in amounts and at times designated at the time of award. Awards of restricted stock under the International Plan are subject to restrictions on transfer and forfeiture prior to vesting. As of December 31, 2003, 1,051,586 shares were available for issuance under the International Plan.

      The Time Warner Inc. 1988 Restricted Stock Plan for Non-Employee Directors (the “Directors’ Restricted Stock Plan”) was approved most recently in May 1999 by the stockholders of Historic TW and was assumed by the Company in connection with the America Online-Historic TW Merger. The Directors’ Restricted Stock Plan will terminate on May 19, 2009. The Directors’ Restricted Stock Plan provides for the award each year on the date of the annual stockholders meeting of shares of restricted stock to non-employee directors of the Company with value established by the Board of Directors. The awards of restricted stock vest in equal annual installments on the first four anniversaries of the first day of the month in which the shares were awarded and in full if the director ends his or her service as a director due to (a) mandatory retirement, (b) failure to be re-elected after being nominated, (c) death or disability, (d) the occurrence of certain transactions involving a change in control of the Company and (e) with the approval of the Board of Directors on a case-by-case basis, under certain other designated circumstances. If a non-employee director leaves the Board for any other reason, then his or her unvested restricted stock is forfeited to the Company.

      The Time Warner Inc. Employee Stock Purchase Plan (the “ESPP”) was approved most recently in October 1998 by the stockholders of America Online and was assumed by the Company in connection with the America Online-Historic TW Merger. Under the ESPP, employees of America Online and certain subsidiaries of America Online may purchase shares of the Company’s Common Stock at a 15% discount from the fair market value of the Common Stock at the beginning or end of a six-month participation period, whichever is lower. The purchases are made through payroll deductions during the participation period and are subject to annual limits.

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

      (3) Exhibits:

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.26 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

      (b) Reports on Form 8-K:

      The Company filed or furnished the following reports on Form 8-K during the quarter ended December 31, 2003 and in 2004 through March 10, 2004:

	Item #	Description	Date

(i)	5, 7	Reporting the change of the Company’s name from AOL Time Warner Inc. to Time Warner Inc. (Item 5) and filing the Certificate of Ownership and Merger used to effect such change.	October 16, 2003

(ii)	7, 12	Reporting the Company’s financial results for the quarter ended September 30, 2003 (Items 7 and 12). (The information furnished under Items 7 and 12 is not incorporated by reference into existing or future registration statements filed by the Company).	October 22, 2003

	Item #	Description	Date

(iii)	5, 7	Reporting that the Company had entered into an agreement with an investor group to sell the Company’s Warner Music Group business (Item 5) and filing the press release announcing such agreement (Item 7).	November 24, 2003

(iv)	5	Reporting that Time Warner Cable Inc. (“TWC Inc.”) received a notice from Comcast requesting that TWC Inc. commence the registration process under the Securities Act of 1933 for the sale of all of Comcast’s common interests in TWC Inc.	December 29, 2003

(v)	7, 9	Reporting financial and statistical information updated to reflect the Company’s Music segment as a discontinued operation (Items 7 and 9). (The information furnished under Items 7 and 9 is not incorporated by reference into existing or future registration statements filed by the Company).	January 26, 2004

(vi)	7, 12	Reporting the Company’s financial results for the full year and fourth quarter ended December 31, 2003 (Items 7 and 12). (The information furnished under Items 7 and 12 is not incorporated by reference into existing or future registration statements filed by the Company).	January 28, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER INC.

BY:	/s/ WAYNE H. PACE

Name: Wayne H. Pace
Title: Executive Vice President and
Chief Financial Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. PARSONS (Richard D. Parsons)	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ WAYNE H. PACE (Wayne H. Pace)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 12, 2004

/s/ JAMES W. BARGE (James W. Barge)	Sr. Vice President and Controller (principal accounting officer)	March 12, 2004

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	March 12, 2004

/s/ STEPHEN F. BOLLENBACH (Stephen F. Bollenbach)	Director	March 12, 2004

/s/ STEPHEN M. CASE (Stephen M. Case)	Director	March 12, 2004

/s/ FRANK J. CAUFIELD (Frank J. Caufield)	Director	March 12, 2004

Signature	Title	Date

/s/ ROBERT C. CLARK (Robert C. Clark)	Director	March 12, 2004

/s/ MILES R. GILBURNE (Miles R. Gilburne)	Director	March 12, 2004

/s/ CARLA A. HILLS (Carla A. Hills)	Director	March 12, 2004

/s/ REUBEN MARK (Reuben Mark)	Director	March 12, 2004

/s/ MICHAEL A. MILES (Michael A. Miles)	Director	March 12, 2004

/s/ KENNETH J. NOVACK (Kenneth J. Novack)	Director	March 12, 2004

(Franklin D. Raines)	Director	March , 2004

/s/ R.E. TURNER (R.E. Turner)	Director	March 12, 2004

/s/ FRANCIS T. VINCENT, JR. (Francis T. Vincent, Jr.)	Director	March 12, 2004

TIME WARNER INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of Time Warner’s businesses, as well as recent developments that have occurred either during 2003 or early 2004 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2003. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2003, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2003. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of investments.

•	Critical accounting policies. This section discusses accounting policies considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. In addition, the Company’s significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and how certain forward-looking statements made by the Company in this report, including MD&A and the consolidated financial statements, are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Use of Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow

      The Company utilizes Operating Income (Loss) before Depreciation and Amortization, among other measures, to evaluate the performance of its businesses. Operating Income (Loss) before Depreciation and Amortization is considered an important indicator of the operational strength of the Company’s businesses. Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital.

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

OVERVIEW

      Time Warner is the world’s largest media and entertainment company (based on revenues), whose major businesses encompass an array of the most respected and successful media brands. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”), which was consummated on January 11, 2001. Among the Company’s brands are HBO, CNN, AOL, Time, People, Sports Illustrated, Friends, ER and Time Warner Cable, and the Company has made such films as The Lord of the Rings trilogy and the Harry Potter series. As of March 2, 2004, the Company had over 80,000 active employees worldwide. During 2003, the Company generated revenues of approximately $39.6 billion, Operating Income before Depreciation and Amortization of approximately $8.5 billion, Operating Income of approximately $5.4 billion, Cash Flow from Operations of approximately $6.6 billion and Free Cash Flow from continuing operations of approximately $3.3 billion. During 2003, the Company also took significant steps to strengthen its balance sheet and position itself for growth in 2004 — including achieving its net debt (total debt less cash and equivalents) reduction target of approximately $20 billion by March 2004, almost a year ahead of schedule through strong Free Cash Flow generation and the sale of assets, such as the Warner Music Group (“WMG”).

Time Warner Businesses

      Time Warner classifies its businesses into five fundamental areas: AOL, Cable, Filmed Entertainment, Networks and Publishing.

      AOL. AOL is the world’s leader in interactive services with 30.6 million subscribers in the U.S. and Europe at the end of 2003, as well as total revenues of $8.600 billion (21% of the overall Company’s revenues), $1.507 billion in Operating Income before Depreciation and Amortization and $663 million in Operating Income in 2003. AOL generates its revenues primarily from subscription fees charged to subscribers and advertising services rendered.

      Over the past year, AOL’s subscription trends have been in transition. The AOL narrowband (or dial-up) service experienced significant declines in U.S. subscribers, which is expected to continue. Driving this decrease was the continued industry-wide maturing of the premium narrowband business, which is expected to continue, as consumers migrate to high-speed broadband or lower-cost dial-up services. In response, AOL put a new strategy in place, aiming to expand its offerings to reduce its reliance on its traditional narrowband service. It introduced a Bring-Your-Own-Access (“BYOA”) broadband service (AOL FOR BROADBAND) in 2003 and a new lower-cost, dial-up ISP (Netscape Internet Service) in early 2004. In addition, AOL has launched a number of specialized premium services, including a McAfee VirusScan Online product.

      AOL’s advertising revenues declined in 2003, reflecting the continued reduction in benefits from prior period contractual commitments. Management has shifted its focus away from longer term agreements and is

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

now focused on more traditional and transaction-based forms of advertising, as both of these areas are expected to grow on an industry-wide basis in 2004.

      AOL expects that its strategic initiatives, as well as its continuing focus on cost management (particularly involving network costs) and continued improvement in its AOL Europe S.A. (“AOL Europe”) operations, will position the business for growth in 2004.

      Cable. Time Warner’s cable business (or Time Warner Cable Inc.) (“TWC Inc.”) is the second-largest cable operator in the U.S. (in terms of subscribers served). TWC Inc. managed 10.919 million basic cable subscribers at the end of 2003 in highly clustered and upgraded systems in 27 states, including New York, Texas, North Carolina and Ohio. TWC Inc. delivered $2.992 billion Operating Income before Depreciation and Amortization, more than any of the Company’s other business segments, and also had revenues of $7.699 billion (19% of the overall Company’s revenues) and $1.531 billion in Operating Income in 2003.

      Time Warner Cable offers three product lines — video, high-speed data and its newest service, voice. Video remains its largest business, but high-speed data has been the fastest growing. The growth of its customer base for basic video cable service is low, as the customer base has matured industrywide and also due to the high rate of penetration and competition from satellite services. In addition, video programming costs, especially for sports, continue to rise across the industry. In advanced video services, TWC Inc. is one of the industry leaders, with digital video, High-Definition or HDTV, Video-on-Demand, Subscription-Video-on-Demand and Digital Video Recorders. Significant digital video penetration provides TWC Inc. with a broad universe of customers for these advanced services.

      High-speed data is TWC Inc.’s fastest-growing business, even though its rate of growth began to slow in 2003, reflecting high penetration rates and increased competition from other distribution technologies.

      The new voice business, Digital Phone, is expected to become available across essentially the entire TWC Inc. footprint by the end of 2004. Digital Phone will enable TWC Inc. to offer its customers for the first time a combined, easy-to-use package of video, high-speed data and voice services and to enable TWC Inc. to compete effectively against similarly bundled offerings expected to be made available by its competitors.

      While TWC Inc. generates its revenues primarily from subscription fees, it also generates revenue by selling advertising time to national and local businesses.

      Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema (“New Line”), generated revenues of $10.967 billion (26% of the overall Company’s revenues), $1.465 billion in Operating Income before Depreciation and Amortization and $1.173 billion in Operating Income in 2003.

      One of the world’s leading studios, Warner Bros., represented about 80% of Filmed Entertainment’s Operating Income before Depreciation and Amortization in 2003. With its film, TV production and video businesses combined with an extensive global distribution infrastructure, Warner Bros. has diversified sources of revenues that have delivered consistent growth in Operating Income before Depreciation and Amortization. The vast majority of New Line’s revenues come from theatrical films and related video revenues. In 2003, it achieved record Operating Income before Depreciation and Amortization, benefiting from the notable success of the Lord of the Rings franchise.

      The sale of DVDs has been the largest driver of the segment’s profit growth over the last few years. Warner Bros.’ industry-leading library, consisting of more than 6,600 theatrical titles and 53,000 live-action and animated television titles position it to capitalize on continuing growth in DVD hardware penetration. Specifically, DVDs continue to generate a growing share of home video revenues, with higher unit margins

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

than VHS. With DVD hardware penetration levels worldwide relatively low compared to the penetration of VHS hardware, the Company believes that there is significant opportunity for DVD growth ahead.

      Warner Bros.’ industry-leading television business accounts for about a quarter of its revenues. In the fall of 2003, it had more current production shows on the air than any other studio, with prime-time series on all six broadcast networks (including such hits as Friends, ER, Smallville and The West Wing). Even though this record number of shows requires significant investment in production, the Company believes the cost is warranted due to the potential associated revenue from future syndication opportunities.

      During 2003, piracy continued to be a significant issue for the filmed entertainment industry, especially from online file-sharing, which has expanded from music to movies and television programming due to changes in technology. The Company has taken a variety of actions to combat piracy over the last several years and will continue to do so, both individually and together with industry associations.

      Networks. Time Warner’s Networks group is composed of Turner Broadcasting Systems, Inc. (“Turner”), (the “Turner networks”) networks, Home Box Office (“HBO”) and The WB Network. The segment delivered revenues of $8.434 billion (20% of the overall Company’s revenues), $2.027 billion in Operating Income before Depreciation and Amortization, and $1.809 billion in Operating Income in 2003.

      The Turner networks — including TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. In a shift that has been underway for years, prime-time viewing of all advertising-supported cable television networks surpassed, for the first time in 2003, the aggregate share for the major broadcast networks. For 2003, TNT and TBS ranked first and second in ratings in their key demographics, adults 18-49.

      The Turner networks generate revenue principally from the sale of advertising time and monthly subscriber fees paid by cable system operators, satellite companies and other affiliates. Turner has benefited from strong ratings and a growing advertising opportunity in the latter months of 2003. Keys to Turner’s success are its continued investments in high-quality programming, focused on kids, sports, series, movies and news, as well as brand leverage and operating efficiency.

      HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service being the nation’s most widely distributed pay television network. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite companies and other affiliates. An additional source of revenues is from DVD sales of its original programming (including The Sopranos, Sex and the City, Six Feet Under and Band of Brothers).

      The WB Television Network (“The WB Network”) is a broadcast television network whose target audience is adults in the 18-34 age group demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. Like its broadcast network competitors, in the fall of 2003, The WB Network experienced a decline in its audience of young adults. Because this is The WB Network’s target demographic, the loss had a proportionally larger effect on its overall audience delivery. Among other measures, The WB Network now is developing new programming aimed at expanding its appeal to younger viewers.

      Publishing. Time Warner’s Publishing segment (or Time Inc.) consists principally of interests in magazine publishing and book publishing. The segment generated revenues of $5.533 billion (14% of the overall Company’s revenues), $955 million in Operating Income before Depreciation and Amortization and $664 million in Operating Income in 2003.

      Time Inc. publishes more than 130 magazines including Time, People, Sports Illustrated, Entertainment Weekly, Southern Living, In Style, Fortune, Money, Real Simple and Cooking Light. It generates revenues primarily from magazine circulation, newsstand sales and advertising, and drives growth through higher

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

circulation and advertising, acquisitions and the launch of new magazines. In recent years, Time Inc. has acquired IPC Media (the U.K.’s largest magazine company), magazine subscription marketer Synapse Group Inc. and Time4Media (previously Times Mirror Magazines), a leading publisher of leisure-time magazines. In addition, Time Inc. is continuing to invest in new magazine launches, including four launches planned for 2004. Its direct-selling division, Southern Living At Home, sells home decor products through approximately 32,000 independent consultants at parties hosted in people’s homes throughout the United States.

      Time Inc. experienced a decline in Operating Income before Depreciation and Amortization in 2003 due primarily to losses at its former Time Life direct-marketing business, higher pension costs and continued softness in print advertising. Despite the softness in advertising, Time Inc.’s core magazine business has maintained its industry-leading domestic advertising share of almost 25%. With the sale of Time Life on December 31, 2003, and lower expected pension costs, among other factors, the Company expects Time Inc. to grow Operating Income before Depreciation and Amortization in 2004.

      Time Warner Book Group’s Warner Books and Little, Brown and Company offer a full range of titles spanning entertainment, literature and informative non-fiction. In 2003, Time Warner Book Group placed 50 titles on the New York Times bestsellers list, including Michael Moore’s Dude, Where’s My Country?, James Patterson’s The Lake House and Nicholas Sparks’s The Guardian.

Other Key 2003 Developments

Discontinued Operations Presentation of Music Segment

      On March 1, 2004, the Company closed on its previously announced agreement to sell the WMG recorded music and music publishing operations to a private investment group (“the investment group”) for approximately $2.6 billion in cash and an option to re-acquire a minority interest in the operations to be sold. In addition, on October 24, 2003, the Company completed the sale of WMG’s CD and DVD manufacturing, printing, packaging and physical distribution operations (together, “Warner Manufacturing”) to Cinram International Inc. (“Cinram”) for approximately $1.05 billion in cash (Note 5).

      With the completion of these transactions, the Company has disposed of its entire Music segment. Accordingly, the Company has presented the financial condition and results of operations of the Music segment as discontinued operations for all periods presented. Additionally, for 2003, the results of the discontinued operations include a pretax gain of approximately $560 million related to the sale of Warner Manufacturing and a pretax non-cash loss of approximately $1.1 billion related to the write-down of the WMG recorded music and music publishing net assets to their estimated fair value less costs to sell.

Debt Reduction Program

      In January 2003, the Company announced its intention to reduce its overall level of indebtedness. Specifically, the Company indicated its intention was to reduce consolidated net debt (defined as total debt less cash and cash equivalents) to within a range of 2.25 to 2.75 times annual Operating Income before Depreciation and Amortization, excluding writedowns for the impairment of intangible assets and gains and losses on asset disposals (its “leverage ratio”) by the end of 2003 and to reduce total consolidated net debt to approximately $20 billion by the end of 2004.

      At the end of 2003, the Company’s net debt totaled $22.7 billion (a leverage ratio of 2.58), down from $25.8 billion at December 31, 2002, as described in more detail under “Financial Condition and Liquidity.” With the receipt of the $2.6 billion in cash upon the closing of the sale of the Company’s recorded music and music publishing businesses, the Company reduced its net debt to approximately $20 billion and achieved its previously announced net debt reduction target almost a full year ahead of schedule.

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

      On May 29, 2003, Microsoft and Time Warner announced an agreement to settle the pending litigation between Microsoft and Netscape and to collaborate on long-term digital media initiatives that will accelerate the adoption of digital content (the “Microsoft Settlement”). As part of the settlement, Microsoft agreed to pay $750 million to Time Warner and Time Warner agreed to release Microsoft from the Netscape action and related antitrust claims. In addition, Microsoft agreed to a variety of steps designed to ensure that Microsoft and AOL products work better with each other, including giving AOL the same access to early builds of the Microsoft Windows operating system as Microsoft affords to other third parties, as well as providing AOL with seven years of dedicated support by Microsoft engineers who have access to Windows source code, to help AOL with compatibility and other engineering efforts. The digital media initiatives also established a long-term, non-exclusive license agreement allowing Time Warner the right, but not the obligation, to use Microsoft’s entire Windows Media 9 Series digital media platform, as well as successor Microsoft digital rights management software. Microsoft also agreed to provide AOL with a new distribution channel for its software to certain PC users worldwide. Finally, as part of this settlement, Microsoft agreed to release Time Warner from the obligation to reimburse Microsoft’s attorneys fees in connection with an arbitration ruling under a 1996 distribution agreement. The Company estimates that the fair value of the non-cash element received in the Microsoft settlement amounted to $10 million, resulting in a total gain of $760 million.

Sale of Time Life

      In December 2003, the Company sold its Time Life operations, a direct-marketing business, to Direct Holdings Worldwide LLC (“Direct Holdings”), a venture of Ripplewood Holdings LLC and ZelnickMedia Corporation. Under the terms of the transaction, the Company did not receive any cash consideration. Instead the Company received a contingent consideration arrangement under which it will receive payments in the future if the business sold meets certain performance targets. In connection with the transaction, the Company recognized a loss of $29 million, which is included as a component of operating income (loss) in the accompanying consolidated statement of operations. In 2003, Time Life had revenues of $352 million, an Operating Loss before Depreciation and Amortization of $72 million and an Operating Loss of $82 million.

Sale of Winter Sports Teams

      In September 2003, the Company reached a definitive agreement to sell an 85% interest in the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and operating rights to Philips Arena, an Atlanta sports and entertainment venue. This transaction is expected to close in the first quarter of 2004. In 2003, the winter sports teams and Philips Arena had revenues of $169 million, Operating Loss before Depreciation and Amortization of $35 million and Operating Loss of $37 million.

SEC and DOJ Investigations

      The Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online segment to report its subscriber numbers.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The Company itself had commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online segment (“CFO review”) during 2002. As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. On January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/ A for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 that included restated financial statements reflecting the adjustments announced on October 23, 2002. Although the Company has continued its CFO review process, the Company has not, to date, determined that any further restatement is necessary.

      In its Annual Report on Form 10-K for the year ended December 31, 2002, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann, A.G., (“Bertelsmann”) should be adjusted. For more detail on the transactions, see Note 18, “Commitments and Contingencies — Contingencies — SEC and DOJ Investigations.” At the time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for the transactions and the reasons why both the Company and its auditors continued to believe that the transactions had been accounted for correctly.

      The SEC staff has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. In July 2003, the SEC’s Office of the Chief Accountant informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of $400 million paid by Bertelsmann to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and, therefore, such portion of the payment should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the SEC’s Division of Enforcement continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of advertising provided thereunder.

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of TWC Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the Company’s America Online segment, including advertising arrangements and the methods used by the America Online segment to report its subscriber numbers. The DOJ also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the Company’s financial statements may be necessary. It is also possible that, so long as there are other unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

TWE Restructuring

      Prior to the restructuring discussed below, a majority of Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corporation (“Comcast”).

      On March 31, 2003, Time Warner and Comcast completed the restructuring of TWE (the “TWE Restructuring”). As a result of the TWE Restructuring, Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., HBO, and TWE’s interests in The WB Network, Comedy Central and the Courtroom Television Network (“Court TV”). Additionally, all of Time Warner’s interests in the Cable segment, including those that were wholly-owned and those that were held through TWE, are now controlled by a new subsidiary of Time Warner called TWC Inc. As part of the TWE Restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received Time Warner preferred stock, which will be converted into $1.5 billion of Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was assumed by TWC Inc. as part of the TWE Restructuring.

      Comcast’s 21% economic interest in TWC Inc.’s cable business is held through a 17.9% direct common ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% common ownership interest in TWC Inc. (representing an 89.3% voting interest) and a limited partnership interest in TWE representing a 1% residual equity interest. Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The additional ownership interests acquired by Time Warner in the TWE Restructuring have been accounted for as a step acquisition and are reflected in the accompanying consolidated balance sheet as of December 31, 2003. The purchase price allocation is preliminary, however, the Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the consolidated financial statements.

      On December 29, 2003, TWC Inc. received a notice from Comcast requesting that TWC Inc. start the registration process under the Securities Act of 1933 for the sale in a firm underwritten offering of Comcast’s 17.9% common interest in TWC Inc. The notice was delivered pursuant to a registration rights agreement related to the TWC Inc. securities. The Company cannot predict the timing of an effective registration in response to the notice. The Company is not required to purchase Comcast’s shares.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

      The comparability of the Company’s results of operations, financial position and cash flows has been affected by certain new accounting principles adopted by the Company and certain significant transactions occurring during each period as discussed further below.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

New Accounting Principles

      The Company adopted new accounting guidance that impacted comparability in several areas as follows:

Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”), which requires variable interest entities (“VIEs”), often referred to as special purpose entities or “SPEs,” to be consolidated if certain criteria are met. FIN 46 was effective upon issuance for all VIEs created after January 31, 2003, and effective July 1, 2003, for VIEs that existed prior to February 1, 2003. During 2003, the FASB delayed the required implementation date of FIN 46 for entities that are not SPEs until March 31, 2004.

      The Company has adopted the provisions of FIN 46, effective July 1, 2003, for those VIEs representing lease-financing arrangements with SPEs. Specifically, the Company has utilized SPEs on a limited basis, primarily to finance the cost of certain aircraft and property, including the Company’s new corporate headquarters at Columbus Circle in New York City and a new productions and operations support center for the Turner networks in Atlanta. As a result of initially applying the provisions of FIN 46 to its lease-financing arrangements with SPEs as of July 1, 2003, the Company consolidated net assets and associated debt of approximately $700 million and recorded a $12 million charge, net of tax, as the cumulative effect of adopting this new standard. A majority of the $700 million in debt was subsequently paid off.

      The Company has elected to defer the adoption of FIN 46 until March 31, 2004, for its equity investments and joint venture arrangements that may be considered VIEs and require consolidation pursuant to FIN 46. The Company has finalized its analysis of the application of FIN 46 to all equity investments and joint ventures and has determined that the application of FIN 46 to the Company’s equity investments and joint venture arrangements as of March 31, 2004, will result in the consolidation of the Company’s investment in America Online Latin America, Inc. (“AOLA”). The Company does not believe that such consolidation will have a material impact on its financial position or results of operations. The Company does not have any obligation to provide funding for AOLA’s operations.

Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”) (Note 1). FAS 150 requires that an issuer classify certain financial instruments as a liability because that financial instrument embodies an obligation of the issuer. The remaining provisions of FAS 150 expand the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity, depending on the nature of the relationship between the holder and the issuer. FAS 150 became effective for Time Warner in the third quarter of 2003 except for the provisions related to certain mandatorily redeemable noncontrolling interests which has been deferred indefinitely as a result of Financial Staff Position 150-3. The adoption of the provisions of FAS 150 required the Company to reclassify $1.5 billion of mandatorily convertible preferred stock issued to Comcast in connection with the TWE Restructuring from shareholders’ equity to liabilities in the accompanying consolidated balance sheet.

Goodwill and Other Intangible Assets

      Effective January 2002, the Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) (Note 1). FAS 142 required that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing, effective January 1, 2002.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      FAS 142 also required that goodwill and certain intangible assets be assessed for impairment annually using fair value measurement techniques. Pursuant to the adoption of FAS 142, during the first quarter of 2002, the Company recorded a $54.235 billion non-cash charge for the impairment of goodwill, which is recorded as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and other intangible assets and recorded an additional non-cash pretax charge of $44.039 billion, which is recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. As more fully discussed below, during 2003, the Company recognized $318 million of impairment changes of goodwill and intangible assets for the winter sports teams and Time Warner Book Group. The 2003 annual impairment review for goodwill and intangible assets did not result in any impairment charges being recorded.

Significant Transactions and Other Items Affecting Comparability

      As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Year Ended December 31,

	2003	2002	2001

	(millions)
Merger and restructuring costs	$(109)	$(327)	$(214)
Impairment of goodwill and intangible assets	(318)	(44,039)	—
Net gain on disposal of consolidated businesses	14	6	—

Impact on Operating Income	(413)	(44,360)	(214)
Microsoft Settlement	760	—	—
Gains on sale of investments	797	124	—
Investment write-downs	(204)	(2,199)	(2,528)

Impact on other income (expense), net	1,353	(2,075)	(2,528)

Pretax impact	940	(46,435)	(2,742)
Income tax impact	(394)	958	1,096

After-tax impact	$546	$(45,477)	$(1,646)

Merger and Restructuring Costs

      Merger and restructuring costs consist of charges related to mergers, employee terminations and exit activities, which are expensed in accordance with accounting principles generally accepted in the U.S. During the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual lease terminations of $109 million, including $52 million at AOL, $15 million at Cable, $21 million at Networks and $21 million at Publishing. Excluding $9 million of restructuring costs at Publishing related to Time Life, which was sold in December 2003, the 2003 restructurings are anticipated to generate approximately $100 million in annual savings. During the year ended December 31, 2002, the Company incurred restructuring costs of $327 million, including $266 million at AOL, $15 million at Cable and $46 million at Corporate. During the year ended December 31, 2001, the Company incurred restructuring costs of $214 million, including $201 million at AOL and $13 million at Corporate.

      The 2003 costs include $64 million related to workforce reductions and $45 million related to various contractual and lease terminations, primarily at the AOL and Networks segments. The 2002 costs included

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$92 million related to workforce reductions and $131 million for the termination of the AOL segment’s lease obligations for network modems that are no longer being used because network providers have upgraded their networks to a newer technology. The remaining $104 million primarily related to contractual termination obligations for items such as lease termination payments and other facility exit costs. The merger and restructuring costs of $214 million in 2001 related to $134 million of employee terminations at the AOL segment and $80 million of other exit costs, including contractual terminations for various leases and contractual commitments for terminated products (e.g., the termination of the iPlanet alliance with Sun Microsystems, Inc.). These costs are included in “Merger and Restructuring Costs” in the accompanying consolidated statement of operations and are discussed in more detail in Note 3 to the accompanying consolidated financial statements.

Impairment of Goodwill and Intangible Assets

      During the year ended December 31, 2003, the Company’s results from continuing operations included $318 million of non-cash impairment charges, including $219 million related to intangible assets of the winter sports teams at the Networks segment and $99 million at the Publishing segment related to goodwill and intangible assets of the Time Warner Book Group. These impairment amounts are included in operating income (loss) in the accompanying 2003 consolidated statement of operations (Note 1).

      In the fourth quarter of 2003, the Company performed its annual impairment review for goodwill and intangible assets. The 2003 annual impairment review for goodwill and intangible assets did not result in any impairment charges being recorded. The 2002 annual impairment review resulted in a non-cash charge of $44.039 billion, which was recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. The $44.039 billion included charges to reduce the carrying value of goodwill at the AOL segment ($33.489 billion) and the Cable segment ($10.550 billion) (Note 2).

Net Gain on Disposal of Consolidated Businesses

      During the year ended December 31, 2003, the Company’s results from continuing operations included recognized $14 million of net gains from the sale of certain consolidated businesses, including a $43 million gain on the sale of its interest in a U.K. cinema chain, which previously had been consolidated by the Filmed Entertainment segment, partially offset by a loss of $29 million on the sale of Time Life at the Publishing segment. During the year ended December 31, 2002, the Company recognized a $6 million gain on the sale of certain consolidated cable television systems at TWE. These gains are included in operating income (loss) in the accompanying consolidated statement of operations.

Microsoft Settlement

      As more fully described above, during 2003, Time Warner recognized a gain as a result of the Microsoft Settlement of approximately $760 million, which is included as a component of “Other income (expense), net,” in the consolidated statement of operations (Note 8).

Gains on Sale of Investments

      For the year ended December 31, 2003, the Company recognized $797 million of net gains from the sale of investments, including a $513 million gain from the sale of the Company’s interest in Comedy Central, a $52 million gain from the sale of the Company’s interest in chinadotcom, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and gains of $66 million on the sale of the Company’s equity interests in international cinema chains not previously consolidated (Note 7).

      For the year ended December 31, 2002, the Company recognized investment gains of $124 million, including a $59 million gain from the sale of a portion of the Company’s interest in The Columbia House

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Company Partnerships and a $31 million gain on the redemption of approximately 1.6 million shares of preferred stock of TiVo Inc. (Note 7).

      These gains are included as a component of “Other income (expense), net” in the accompanying consolidated statement of operations.

Investment Write-Downs

      For the year ended December 31, 2003, non-cash pretax charges to reflect other-than-temporary declines in the Company’s investments were $204 million. These amounts consisted of $212 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $8 million of gains to reflect market fluctuations in equity derivative instruments. Included in the 2003 charge were a writedown of $77 million related to the Company’s 40.3% interest in AOL Japan and a $71 million writedown related to the Company’s 49.8% interest in n-tv KG (“NTV-Germany”), a German news broadcaster (Note 7).

      For the year ended December 31, 2002, non-cash pretax charges to reflect other-than-temporary declines in the Company’s investments were $2.199 billion. These amounts consisted of $2.212 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $13 million of gains to reflect market fluctuations in equity derivative instruments. Included in the $2.212 billion charge relating to other-than-temporary declines in value were non-cash pre-tax charges to reduce the carrying value of the Company’s investments in Time Warner Telecom Inc. (“Time Warner Telecom”) by $796 million, Hughes by $505 million, Gateway, Inc. (“Gateway”) by $140 million, AOLA by $131 million and certain unconsolidated cable television system joint ventures by $420 million (Note 7).

      For the year ended December 31, 2001, non-cash pretax charges to reflect other-than-temporary declines in the Company’s investments were $2.528 billion. These amounts consisted of $2.479 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $49 million to reflect market fluctuations in equity derivative instruments. Included in the $2.479 billion charge relating to other-than-temporary declines in value were non-cash pre-tax charges to reduce the carrying value of the Company’s investments in Time Warner Telecom by $1.2 billion, Hughes by $270 million and Gateway by $186 million (Note 7).

      These writedowns are included as a component of “Other income (expense), net” in the accompanying consolidated statement of operations.

Significant Transactions in 2002 and Late 2001 Affecting Comparability

      Time Warner’s results for 2002 were impacted by the following significant transactions that cause them not to be comparable to the results reported in 2001.

•	AOL Europe. On January 31, 2002, Time Warner acquired 80% of Bertelsmann’s 49.5% interest in AOL Europe for $5.3 billion in cash and on July 1, 2002, acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash (Note 5). In connection with amendments to this transaction, the Company entered into an agreement with Bertelsmann to expand its advertising relationship (Note 17). The Company began consolidating the results of AOL Europe retroactive to the beginning of 2002.

•	Road Runner. In August 2002, Time Warner’s Cable segment acquired the Advance/ Newhouse Partnership’s 17% indirect attributable ownership interest in Road Runner, increasing the Company’s fully attributed ownership to approximately 82% (Note 6). As permitted under accounting principles generally accepted in the U.S., the Company consolidated the results of Road Runner retroactive to the beginning of 2002.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	IPC Group Limited (“IPC”). In October 2001, Time Warner’s Publishing segment acquired IPC, the parent company of IPC Media, from Cinven, a European private equity firm, for approximately $1.6 billion (Note 5). The Company began consolidating the results of IPC on October 1, 2001.

2003 vs. 2002

      Revenues. Consolidated revenues increased 6% to $39.565 billion in 2003 from $37.314 billion in 2002. As shown below, these increases were led by growth in Subscription and Content revenues, offset in part by declines in Advertising and Other revenues:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Subscription	$20,448	$18,959	8%
Advertising	6,182	6,299	(2)%
Content	11,446	10,216	12%
Other	1,489	1,840	(19)%

Total revenues	$39,565	$37,314	6%

      The increase in Subscription revenues was driven principally by increases at the Cable segment due primarily to the continued deployment of new services and higher rates; at the AOL segment primarily related to the favorable changes in foreign currency exchange rates and increases in subscriber rates outside the U.S.; at the Networks segment primarily driven by higher subscription rates at both Turner and HBO and an increase in the number of subscribers at Turner; and at the Publishing segment due to lower subscription agent commissions (which are netted against revenue) and the favorable effects of foreign currency translation.

      Advertising revenues decreased primarily as a result of declines at the AOL segment, due principally to the decline in the current benefit from prior period contract sales, and the Cable segment, due to a decrease in program vendor advertising. These declines were partially offset by growth at the Networks segment resulting from improved CPMs (advertising cost per one thousand viewers) and ratings that benefited Turner’s domestic entertainment networks and The WB Network.

      The increase in Content revenues related primarily to the Filmed Entertainment segment, due to the worldwide box office success of The Matrix and The Lord of the Rings franchises, higher worldwide DVD revenues and higher television network license fees, and at the Networks segment, due to HBO’s first quarter 2003 home video release of My Big Fat Greek Wedding and, to a lesser extent, higher ancillary sales of HBO programming and licensing and syndication revenue associated with Everybody Loves Raymond.

      The decline in Other revenues was due primarily to the AOL segment’s decision to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience. Other revenues were also reduced, due to the sale of the Company’s interest in a consolidated U.K. cinema chain at the Filmed Entertainment segment in the second quarter of 2003.

      Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

      Cost of Revenues. For the years ended December 31, 2003 and 2002, cost of revenues as a percentage of revenues approximated 59% in both years. Increases in the percentage at Cable (higher programming and depreciation costs) were offset by decreases at AOL (lower network costs) and Filmed Entertainment (overall higher margin films in 2003).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Selling, General and Administrative Expenses. Selling, general and administrative costs as a percentage of revenues increased from 24% for the year ended December 31, 2002, to 25% for the year ended December 31, 2003. These increases were driven primarily by AOL and Cable, which had higher personnel and marketing costs associated with the rollout of new products and services.

Reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income and Net Income (Loss).

      The following table reconciles Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). In addition, the table provides the components from Operating Income (Loss) to Net Income (Loss) for purposes of the discussions that follow:

	Year Ended December 31,

	2003	2002	Change

	(millions)
Operating Income (Loss) before Depreciation and Amortization	$8,505	$(35,791)	NM
Depreciation	(2,500)	(2,206)	13%
Amortization	(640)	(557)	15%

Operating Income (Loss)	5,365	(38,554)	NM
Interest expense, net	(1,844)	(1,758)	5%
Other expense, net	1,210	(2,447)	NM
Minority interest expense	(214)	(278)	(23)%

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	4,517	(43,037)	NM
Income tax provision	(1,371)	(412)	233%

Income (loss) before discontinued operations and cumulative effect of accounting change	3,146	(43,449)	NM
Discontinued operations	(495)	(1,012)	(51)%
Cumulative effect of accounting change	(12)	(54,235)	NM

Net income (loss)	$2,639	$(98,696)	NM

      Operating Income (Loss) before Depreciation and Amortization. Operating Income (Loss) before Depreciation and Amortization improved to $8.505 billion in 2003 from a loss of $35.791 billion in 2002.

      Included in these results were several items affecting comparability, including impairments of goodwill and intangible assets, net gains on the disposition of consolidated businesses and merger and restructuring costs, as previously discussed under Significant Transactions and Other Items Affecting Comparability noted above. Excluding these items from both periods, Operating Income (Loss) before Depreciation and Amortization in 2003 increased (from $8.569 billion to $8.918 billion) as a result of improvements at the Cable, Filmed Entertainment and Networks segments, offset in part by declines at the AOL and Publishing segments. The segment results are discussed below in detail under “Business Segment Results.” Also impacting Operating Income before Depreciation and Amortization is an increase in the Corporate Operating Loss before Depreciation and Amortization.

      Corporate Operating Loss before Depreciation and Amortization. Time Warner’s Corporate Operating Loss before Depreciation and Amortization increased to $424 million in 2003 from $398 million in 2002. Included in these amounts are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits ($54 mil-

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

lion incurred in 2003 compared to $28 million in 2002). It is not yet possible to predict the outcome of these investigations, and costs are expected to continue to be incurred in future periods. 2002 also included $46 million of restructuring charges, which primarily related to severance costs. In addition, 2003 includes higher compensation costs primarily related to incentive compensation plans.

      The Company expects to incur charges of approximately $50 to $60 million, primarily in the first quarter of 2004, associated with the relocation from the current corporate headquarters. Approximately half of the expected charge represents a non-cash write-off of the fair value lease adjustment for the current corporate headquarters, which was established in purchase accounting at the time of the America Online-Historic TW Merger.

      Depreciation Expense. Depreciation expense increased to $2.500 billion in 2003 from $2.206 billion in 2002 principally due to increases at the Cable and AOL segments. For Cable, as a result of an increase in the amount of capital spending on customer premise equipment in recent years, a larger portion of the Cable segment’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Additionally, the Cable division completed the upgrades of its cable systems in mid-2002. Depreciation expense related to these shorter-lived assets, coupled with incremental depreciation expense on the upgraded cable systems, has resulted in the increase in overall depreciation expense.

      For the AOL segment, the higher expense was due to an increase in network assets acquired under capital leases, offset by an approximate $60 million decrease in depreciation in the fourth quarter of 2003, to reduce excess depreciation inadvertently recorded at AOL over several years prior to 2003. This adjustment is reflected as a reduction of depreciation expense recorded in “selling, general and administrative” expenses (approximately $30 million) and “cost of revenues” (approximately $30 million) in the accompanying consolidated statement of operations. Management does not believe that the understatement of prior years results were material to any of the applicable year’s financial statements. Similarly, management does not believe that the adjustment made is material to current period results.

      Amortization Expense. Amortization expense increased to $640 million in 2003 from $557 million in 2002. The increase relates principally to an increase in the carrying values and related amortization of film library assets at Filmed Entertainment and customer related intangible assets at Cable as a result of the TWE Restructuring.

      Operating Income (Loss). Time Warner’s Operating Income (Loss) increased from a loss of $38.554 billion in 2002 to income of $5.365 billion in 2003. This reflects the increase in business segment Operating Income (Loss) before Depreciation and Amortization, partially offset by an increase in depreciation and amortization expense.

      Interest Expense, Net. Interest expense, net, increased to $1.844 billion in 2003 from $1.758 billion in 2002, due primarily to a change in the mix of debt from lower rate short-term floating rate debt to higher rate long-term fixed rate debt, as well as lower interest income resulting from the conversion of Hughes preferred stock to common stock during 2002. This was offset in part by lower average rates in 2003 on floating rate debt.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Other Income (Expense), Net. Other income (expense), net, detail is shown in the table below:

	Year Ended
	December 31,

	2003	2002

	(millions)
Investment-related gains	$797	$124
Loss on writedown of investments	(204)	(2,199)
Microsoft Settlement	760	—
Losses from equity investees	(97)	(312)
Other	(46)	(60)

Other income (expense), net	$1,210	$(2,447)

      The changes in investment-related gains, loss on writedown of investments and the Microsoft Settlement are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of the items discussed above, Other income (expense), net, improved in 2003 as compared to the prior year primarily from a reduction of losses from equity method investees.

      Minority Interest Expense. Time Warner had $214 million of minority interest expense in 2003 compared to $278 million in 2002. The decrease in minority interest expense was primarily related to the elimination of minority interest in AOL Europe as a result of the Company’s purchase of the remaining preferred securities and payment of accrued dividends in April 2003.

      Income Tax Provision. The Company had income tax expense of $1.371 billion in 2003, compared to $412 million in 2002. The Company’s pre-tax income (loss) before discontinued operations and cumulative effect of accounting change was $4.517 billion in 2003, compared to a loss of $43.037 billion in 2002. Applying the 35% U.S. Federal statutory rate to pre-tax income would result in income tax expense of $1.581 billion in 2003 and a benefit of $15.063 billion in 2002. The Company’s actual income tax expense (benefit) differs from these amounts as a result of several factors, including non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates, state and local income taxes and the recognition in the fourth quarter of 2003 of a $450 million tax benefit on capital losses. The most significant non-temporary difference in 2002 relates to approximately $44 billion of non-deductible losses on the writedown of goodwill (Note 11).

      As of December 31, 2003, the Company had net operating loss carryforwards of approximately $9.6 billion, resulting primarily from stock option exercises. These carryforwards are available to offset future U.S. Federal taxable income of the Company and its subsidiaries included in the consolidated Federal income tax return of the Company and are, therefore, expected to reduce Federal income taxes paid by the Company. If the net operating losses are not utilized, they expire in varying amounts, starting in 2018 through 2021 (Note 11).

      Income (Loss) before Discontinued Operations and Cumulative Effect of Accounting Change. Income (Loss) before discontinued operations and cumulative effect of accounting change was $3.146 billion in 2003 compared to a loss of $43.449 billion in 2002. Basic and diluted net income (loss) per share before discontinued operations and cumulative effect of accounting change were income of $0.70 and $0.68, respectively, in 2003 compared to basic and diluted net loss per share of $9.75 in 2002. In addition, excluding the items previously discussed under Significant Transactions Affecting Comparability of $546 million of income in 2003 and $45.477 billion of losses in 2002, Income (Loss) before Discontinued Operations and Cumulative Effect of Accounting Change increased by $572 million. Of the increase, $450 million was from the income tax benefit from capital losses. The remainder reflects a slight increase in Operating Income and a decrease in losses from equity method investees.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Discontinued Operations, Net of Tax. The 2003 and 2002 results include the impact of the treatment of the Music segment as discontinued operations. In addition, 2002 reflects the deconsolidation of a portion of the TWE-Advance/Newhouse Partnership (“TWE-AN”) (Note 6). Included in the 2003 discontinued operations for the Music segment is a pre-tax gain of approximately $560 million for the sale of Warner Manufacturing, a $1.1 billion pre-tax impairment charge taken to reduce the carrying value of the net assets of the recorded music and music publishing businesses, a $27 million pre-tax loss from the operations of the Music business and $72 million of income tax benefits (Note 5). The 2002 amounts include pre-tax income of $101 million from the operations of the Music business, impairments of the Music segment’s goodwill of $646 million and brands and trademarks of $853 million and $273 million of income tax benefit related to Music. Additionally, 2002 amounts include $113 million of net income from the operations of TWE-AN.

      Cumulative Effect of Accounting Change. As previously discussed, the Company recorded an approximate $12 million charge, net of tax, as a cumulative effect of accounting change upon adoption of FIN 46 in 2003. During 2002, the Company recorded a $54.235 billion cumulative effect charge upon adoption of SFAS 142. Included in this charge was $4.796 billion related to the Music segment.

      Net Income (Loss) and Net Income (Loss) Per Common Share. Net income was $2.639 billion in 2003 compared to a net loss of $98.696 billion in 2002. Basic net income per common share was $0.59 and diluted net income per share was $0.57 in 2003 compared to basic and diluted net loss per common share of $22.15 in 2002. Net Income (Loss) includes the items discussed under Significant Transactions Affecting Comparability, discontinued operations, net of tax and the cumulative effect of accounting change discussed above.

Business Segment Results

      AOL. Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) of the AOL segment for the years ended December 31, 2003, and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Revenues:
Subscription	$7,593	$7,216	5%
Advertising	787	1,316	(40)%
Other	220	562	(61)%

Total revenues	$8,600	$9,094	(5)%

Operating Income (Loss) before Depreciation and Amortization	$1,507	$(31,957)	NM
Depreciation	(669)	(624)	7%
Amortization	(175)	(161)	9%

Operating Income (Loss)	$663	$(32,742)	NM

      The growth in Subscription revenues at AOL is primarily attributable to an increase in Subscription revenues at AOL Europe (from $1.153 billion to $1.498 billion). The growth in AOL Europe’s Subscription revenues resulted from a $240 million favorable impact of foreign currency exchange rates and higher pricing that more than offset an increase in VAT (which is netted against revenue) due to a change in European law that took effect July 1, 2003. AOL’s domestic Subscription revenues grew $32 million (from $6.063 billion to $6.095 billion) in 2003 compared to 2002. The expansion of domestic broadband subscribers and increased premium service revenue accounted for the increase. These gains were offset in part by year-over-year declines in revenues related to declines in domestic AOL narrowband subscribers.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The number of AOL brand subscribers in the U.S. was approximately 24.3 million at December 31, 2003, compared to approximately 26.5 million at December 31, 2002, and 24.7 million at September 30, 2003 (total AOL brand subscribers include subscribers receiving the service under various unlimited usage price plans, limited usage price plans, bring your own access (“BYOA”) plans, Original Equipment Manufacturers (“OEMs”) bundled plans, and bulk subscriptions sold at a discount rate to AOL’s selected strategic partners, as well as members receiving the AOL service during introductory free trial periods and members who are receiving the AOL service at no or reduced costs through member service and retention programs). The sequential quarterly decline in domestic AOL brand subscribers resulted from a number of factors, including continued subscriber cancellations and terminations, a reduction in direct marketing response rates, the continued maturing of narrowband services, subscribers adopting other narrowband and broadband services, and a reassessment of various marketing programs, partially offset by growth in broadband subscribers. The Company anticipates that this decline in its narrowband subscriber base will likely continue because of these factors. In addition, the movement toward AOL broadband services could negatively impact future results of operations due to lower average pricing on broadband services than for narrowband services.

      The year-over-year decline in subscribers also reflects the continued maturing of narrowband services described above and the Company’s identification of and removal from the subscriber base of members failing to complete appropriately the registration and payment authorization process and members who were prevented from using the service due to online conduct violations (e.g., spamming, inappropriate language) and who did not properly address the violation.

      AOL brand subscribers are classified based on price plans, rather than the speed of a member’s connection. The majority of AOL’s domestic subscribers are on unlimited usage pricing plans. Additionally, AOL has entered into certain bundling programs with OEMs that generally do not result in Subscription revenues during introductory periods, and previously had sold bulk subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. The following table summarizes the percentage of AOL’s domestic members on each type of price plan:

	Year Ended December 31,

	Percentage of
	Total Subs		ARPU

	2003	2002	2003	2002

Unlimited(a)	78%	81%	$20.38	$19.47
Lower priced plans(b)	18%	13%	$11.15	$11.03
OEM bundled	4%	6%	—	—

Total	100%	100%	$18.98	$18.31

(a)	Includes 10% in both 2003 and 2002 under various free trial and retention programs.

(b)	Includes 2% in 2003 and 1% in 2002 under various free trial and retention programs. These plans include BYOA plans, limited usage plans and bulk programs with strategic partners.

    The average monthly Subscription revenue per domestic subscriber (“ARPU”), defined as total AOL brand domestic Subscription revenue divided by the average subscribers for the period, for 2003 increased 4% to $18.98 as compared to $18.31 in 2002. The change in domestic subscription ARPU primarily related to the termination of non-paying members. In addition, ARPU was impacted by changes in the mix of narrowband and broadband product, customer pricing plans, the level of service provided (full connectivity versus BYOA) and by changes in the terms of AOL’s relationships with its broadband cable, DSL and satellite partners. The Company does not expect ARPU to continue to increase in the foreseeable future as the Company continues to introduce new products, such as lower-priced narrowband service, and subscribers continue to migrate from unlimited plans to lower-priced plans, such as BYOA plans.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The number of AOL brand subscribers in Europe was 6.4 million at December 31, 2003, and the average monthly Subscription revenue per European subscriber for 2003 was $19.13. This compares to AOL brand subscribers in Europe of 6.4 million and 6.3 million at December 31, 2002, and September 30, 2003, respectively, and an average monthly Subscription revenue per European subscriber for 2002 of $14.88. The average monthly Subscription revenue per European subscriber in 2003 was impacted primarily by the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro and British Pound relative to the U.S. Dollar and price increases implemented in the second quarter of 2003 and in mid-2002 in various European countries offering the AOL service. The growth in the number of AOL brand subscribers was essentially flat in 2003 as growth in U.K. subscribers was offset by subscriber declines in Germany and France.

      The decline in Advertising revenues is principally due to a $559 million reduction in revenues from domestic contractual commitments received in prior periods (from $876 million to $317 million) and continued softness in AOL online advertising sales. Of the $876 million of Advertising revenue from contractual commitments for 2002, $15 million was recognized as the result of terminations. There were no terminations in 2003 that resulted in additional revenues. The decline in Advertising revenues also reflects a decrease in the intercompany sales of advertising to other business segments of Time Warner in 2003 as compared to 2002 (from $178 million to $40 million). This reduction also reflects a change in the treatment of intercompany advertising barter transactions. During the second quarter of 2003, there was a change in the application of AOL’s policy for intercompany advertising barter transactions, which reduced both the amount of intercompany advertising revenues and advertising expenses by $51 million for the year. This change, however, had no impact on the AOL segment’s Operating Income (Loss) or its Operating Income (Loss) before Depreciation and Amortization. In addition, because intercompany transactions are eliminated on a consolidated basis, this change in policy did not impact the Company’s consolidated results of operations. The decline in Advertising revenue was partially offset by increased revenue from certain transaction-based advertising contracts (from $35 million in 2002 to approximately $200 million in 2003) related to paid-search categories. The Company expects advertising revenue to increase in 2004 as expected growth in transaction-based and traditional advertising more than offsets an expected decline in revenues from domestic contractual commitments received in prior periods and intercompany sales.

      Of the $787 million of Advertising revenue for 2003, $317 million was generated from the five most significant advertisers. Similarly, of the $1.316 billion of Advertising revenue for 2002, $460 million related to the five most significant advertisers, including $284 million related to Bertelsmann (See “Note 18 — Commitments and Contingencies — SEC and DOJ Investigations”).

      Domestic advertising commitments for future periods declined to $204 million as of December 31, 2003, as compared to $514 million as of December 31, 2002. In addition to the prior period commitments recognized in revenue, the remaining commitments were reduced by $196 million and $292 million for 2003 and 2002, respectively, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Included in the $204 million of advertising commitments for future periods as of December 31, 2003, is $120 million for the five largest advertising commitments. Similarly, the $514 million of advertising commitments for future periods as of December 31, 2002, includes $217 million for the five largest commitments.

      The Company expects to complete performance on approximately half of its remaining domestic advertising commitments by the end of 2004; however, new sales are projected to replace amounts being recognized as revenue so that the level of commitments is not expected to materially change. Additional terminations or restructurings of advertising commitments could cause further declines in future consideration to be received and revenues that would otherwise be recognized.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Other revenues include merchandising revenue and revenue from providing the Cable segment access to the AOL Transit Data Network for high-speed access to the Internet. The decrease in Other revenues for 2003 was due primarily to the Company’s decision to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience.

      Operating Income (Loss) before Depreciation and Amortization in 2002 included a $33.489 billion impairment charge taken to reduce the carrying value of goodwill. Excluding this impairment charge, Operating Income before Depreciation and Amortization decreased by $25 million in 2003. The decline is due primarily to lower Advertising revenues as discussed above and higher selling, general and administrative expenses, offset in part by lower costs of revenue and lower merger and restructuring costs. The 14% increase in selling, general and administrative expenses (from $2.235 billion to $2.542 billion) primarily related to higher marketing costs, consulting costs, commissions, and personnel costs associated with the rollout of new services, as well as higher legal and insurance costs. The 11% decline in cost of revenues (from $5.061 billion to $4.499 billion) primarily related to lower domestic network and merchandise expenses. Network related expenses decreased 14% to $2.446 billion in 2003, principally attributable to improved pricing and decreased levels of service commitments entered into during 2003 as well as the increased utilization of network assets under capital leases. Merger and restructuring costs declined in 2003 to $52 million as compared to $266 million in 2002 (Note 3).

      Excluding the $33.489 billion impairment in 2002, Operating Income (Loss) declined in 2003 due to the decrease in Operating Income before Depreciation and Amortization discussed above and an increase in depreciation and amortization expense. The increase in depreciation expense primarily related to an increase in network assets acquired under capital leases. This was partially offset by an adjustment of approximately $60 million in the fourth quarter of 2003 to reduce excess depreciation inadvertently recorded at AOL over several years prior to 2003. Management does not believe that the understatement of prior years’ results was material to any of the given years’ financial statements. Similarly, management does not believe that the adjustment made is material to current period results. The increase in amortization expense is primarily related to a reduction in useful lives of certain intangible assets that will cease to be used in early 2004.

      Cable. Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) of the Cable segment for the years ended December 31, 2003, and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Revenues:
Subscription	$7,233	$6,374	13%
Advertising	466	661	(30)%

Total revenues	$7,699	$7,035	9%

Operating Income (Loss) before Depreciation and Amortization	$2,992	$(7,799)	NM
Depreciation	(1,403)	(1,206)	16%
Amortization	(58)	(7)	NM

Operating Income (Loss)	$1,531	$(9,012)	NM

      The increase in Subscription revenues for 2003 was due to the growth in high-speed data subscribers, higher basic cable rates and an increase in digital video subscribers. High-speed data revenues increased from $1.009 billion in 2002 to $1.422 billion in 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      For the period from December 31, 2002 to December 31, 2003, residential high-speed data subscribers increased by 33% to 3.228 million, commercial high-speed data subscribers increased by 54% to 128,000, digital video subscribers increased by 16% to 4.349 million and basic cable subscribers increased 0.1% to 10.919 million (including 1.572 million subscribers of unconsolidated investees which are managed by the Company). High-speed data subscribers as of December 31, 2002, consisted of 2.426 million residential subscribers and 83,000 commercial subscribers.

      Basic cable subscribers include all subscribers receiving basic cable service. Digital video subscribers reflect subscribers on any level of service received via digital technology. Finally, high-speed data subscribers include subscribers to the Road Runner service, as well as other Internet service providers.

      The decrease in Advertising revenues was primarily related to a decrease in advertising purchased by programming vendors to promote their channels, including new channel launches (from $124 million to $12 million) and a decrease in the intercompany sale of advertising to other business segments of Time Warner (from $125 million to $11 million). This was offset in part by an 8%, or $31 million, increase in general third-party advertising sales.

      Operating Income (Loss) before Depreciation and Amortization for 2002 included a $10.550 billion impairment charge to reduce the carrying value of goodwill and a $6 million gain on the sale of certain consolidated cable systems. Excluding the impairment charge and gain, Operating Income before Depreciation and Amortization in 2003 increased by $247 million, principally as a result of the Subscription revenue gains described above, offset in part by higher costs of revenue and selling, general and administrative expenses. The increase in costs of revenue (from $3.046 billion to $3.341 billion) primarily related to increases in video programming costs, offset in part by reduced high-speed data network expenses. Video programming costs increased 15% to $1.661 billion in 2003, principally attributable to contractual rate increases across the Company’s programming line-up (including sports programming). Video programming costs are expected to rise in 2004, at rates similar to those experienced during 2003, primarily due to the expansion of service offerings and industry-wide programming cost increases (including sports programming) reflecting both inflation-indexed and negotiated license fee increases. The increase in selling, general and administrative expenses (from $1.229 billion to $1.351 billion) primarily related to higher employee-related costs, due in part to the rollout of new services and, to a lesser extent, higher pension expenses.

      Excluding the $10.550 billion impairment, Operating Income increased in 2003 due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation and amortization expense. As a result of an increase in the amount of capital spending on customer premise equipment in recent years, a larger proportion of the Cable segment’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Additionally, the Cable division completed the upgrades of its cable systems in mid-2002. Depreciation expense related to these shorter-lived assets, coupled with incremental depreciation expense on the upgraded cable systems, has resulted in the increase in overall depreciation expense. Amortization expense increased $51 million primarily as a result of amortization of subscriber lists that were established in connection with the TWE Restructuring.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2003, and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Revenues:
Advertising	$6	$10	(40)%
Content	10,800	9,824	10%
Other	161	206	(22)%

Total revenues	$10,967	$10,040	9%

Operating Income before Depreciation and Amortization	$1,465	$1,232	19%
Depreciation	(86)	(79)	9%
Amortization	(206)	(191)	8%

Operating Income	$1,173	$962	22%

      For 2003, Content revenues increased as a result of improvements from theatrical and television product. Increases in revenue from theatrical product included higher worldwide theatrical film rentals ($109 million), higher worldwide home video sales ($174 million) and higher television license fees ($118 million). Increases in revenue from television product is attributable to higher worldwide license fees ($288 million) and improved home video sales ($251 million). The increase in worldwide theatrical film rentals was primarily driven by the success of Harry Potter and the Chamber of Secrets, The Matrix Reloaded, The Lord of the Rings: The Fellowship of the Ring and The Lord of the Rings: The Two Towers. The increase in worldwide home video reflects increased DVD unit sales for both feature films and episodic television series, offset in part by lower VHS revenues. The growth in DVD revenues is attributable to a combination of the popularity of the Company’s film and television releases as well as the expanding worldwide DVD player base. The increase in television revenues is primarily attributable to improved network license fees from several returning series, as well as a higher number of new episodes produced and delivered in 2003 versus 2002. In addition, revenues were negatively impacted by a $40 million reserve established during the fourth quarter in connection with an international VAT tax matter (which is netted against revenue).

      Other revenues consist primarily of comic-book publishing sales and revenues from the portion of the Company’s U.K. cinema operations consolidated for financial reporting purposes. Other revenues declined as a result of the sale of the Company’s U.K. cinema interests in the second quarter of 2003. This operation contributed $51 million of Other revenues in 2003 compared to $108 million in 2002.

      Operating Income before Depreciation and Amortization reflects improved contributions from theatrical product which were offset in part by lower gross profits from television product stemming from an increase in the production of new episodic series (new series are generally produced at a cost in excess of their network license fees). Specifically, Operating Income before Depreciation and Amortization includes increased Content revenues, which was partially offset by decreases in Other revenues discussed above, increases in costs of revenue and selling, general and administrative expenses. The increase in costs of revenue (from $7.619 billion to $8.138 billion) is primarily related to increased film and exploitation costs and by increased television production costs as discussed above. The increase in selling, general and administrative expenses (from $1.189 billion to $1.407 billion) is primarily related to third party distribution fees associated with higher revenue, general cost increases (including annual salary increases) additional headcount and approximately $45 million of additional accruals for employee incentive compensation. In addition, Operating Income

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

before Depreciation and Amortization includes a $43 million gain related to the sale of the Company’s interest in a consolidated U.K. cinema interests in 2003.

      The increase in Operating Income was due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization, offset in part by higher depreciation expense due to asset additions to property and equipment as well as higher amortization expense relating to a step-up in the valuation of the Warner Bros. film library assets, which were established in connection with the TWE Restructuring.

      The Company anticipates the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income will be slower during 2004 in comparison to that experienced in 2003 due to difficult comparisons in theatrical results and a non-recurring gain on sale of assets in 2003.

      Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2003, and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Revenues:
Subscription	$4,588	$4,310	6%
Advertising	2,675	2,423	10%
Content	981	736	33%
Other	190	186	2%

Total revenues	$8,434	$7,655	10%

Operating Income before Depreciation and Amortization	$2,027	$2,032	—
Depreciation	(192)	(172)	12%
Amortization	(26)	(21)	24%

Operating Income	$1,809	$1,839	(2)%

      The increase in Subscription revenues was due primarily to higher subscription rates at both the cable networks of Turner and at HBO and an increase in the number of subscribers at Turner. In addition, as a result of the resolution of certain contractual agreements, certain previously deferred revenues were recognized when the fees became fixed and determinable. As a result, approximately $45 million of revenue that had been deferred was recognized in the third quarter of 2003.

      The increase in Advertising revenues was driven by higher CPMs, sellouts and ratings at Turner’s entertainment networks, reflecting improvement in the cable television advertising market, and, at The WB Network, from higher advertising rates and the impact of an expanded Sunday night schedule that began in September 2002. While the Company expects continued growth in its advertising revenues on an overall basis, The WB Network’s 2003/2004 season-to-date ratings have been lower than in the prior year. The ratings decline could negatively impact advertising revenues in 2004 at The WB Network.

      The increase in Content revenues was primarily due to the success of HBO’s first quarter 2003 home video release of My Big Fat Greek Wedding and to a lesser extent, higher ancillary sales of HBO programming and higher licensing and syndication revenue associated with Everybody Loves Raymond. The Company anticipates that the rate of growth in Content revenues will be lower during 2004 in comparison to that experienced in 2003, primarily related to My Big Fat Greek Wedding.

      Operating Income before Depreciation and Amortization for 2003 includes the previously discussed $219 million of impairment charges at Turner related to the writedown of intangible assets of the winter sports

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

teams. Excluding this impairment charge, Operating Income before Depreciation and Amortization improved due to the increase in total revenues described above, offset in part by an increase in costs of revenue and selling, general and administrative expenses. The 8% increase in costs of revenue (from $4.173 billion to $4.527 billion) is primarily due to increases in programming costs and higher distribution costs related to the increase in HBO’s Content revenues. Partially offsetting the higher programming costs was a $45 million deferral of programming costs associated with future revenues from syndication and home video distribution of original programming. The 13% increase in selling, general and administrative expenses (from $1.450 billion to $1.640 billion) is primarily related to higher employee costs at Turner and HBO due to business growth, and an increase in marketing costs. 2002 also included a benefit from the finalization of certain licensing agreements at HBO. In addition, 2003 included $13 million of restructuring costs related to a lease termination and a sublease associated with the planned move of Turner’s New York-based advertising sales department to the Time Warner Center and an additional $8 million of restructuring costs related to various employee and contractual terminations. Both years reflect bad debt reserves on receivables from Adelphia Communications (“Adelphia”), a major cable television operator which declared bankruptcy in 2002. Based on information available at this time, the Company believes that such reserves are appropriate and are sufficient to cover bad debt losses associated with these receivables. If any portion of the receivables reserved becomes recoverable in the future, it will be reflected as a reduction of bad debt expense. Conversely, if the reserves established are not sufficient to cover bad debt losses sustained, this will be reflected as additional bad debt expense in future periods.

      Excluding the impairment charge, Operating Income increased primarily due to the changes in Operating Income before Depreciation and Amortization noted above, partially offset by an increase in depreciation expense related to fixed asset additions, primarily at Turner.

      The winter sports teams, which are expected to be sold in the first quarter of 2004, contributed $169 million and $159 million of revenues in 2003 and 2002, respectively; Operating Losses before Depreciation and Amortization were $35 million and $40 million in 2003 and 2002, respectively; and Operating Losses were $37 million and $45 million in 2003 and 2002, respectively.

      Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the years ended December 31, 2003, and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Revenues:
Subscription	$1,533	$1,484	3%
Advertising	2,459	2,422	2%
Content	522	513	2%
Other	1,019	1,003	2%

Total revenues	$5,533	$5,422	2%

Operating Income before Depreciation and Amortization	$955	$1,155	(17)%
Depreciation	(116)	(97)	20%
Amortization	(175)	(177)	(1)%

Operating Income	$664	$881	(25)%

      The 3% increase in Subscription revenues was due to $36 million of favorable effects of foreign exchange rates and a $49 million reduction in subscription agents’ commissions, which are netted against revenue, partially offset by lower subscription revenue per subscriber.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The 2% increase in Advertising revenues reflects easier comparisons to 2002 during the early part of the year, resulting from the aftermath of the events of September 11, 2001, offset in part by a soft print advertising market in the latter part of 2003.

      The increase in Other revenues resulted from increases at Southern Living at Home, a division that sells merchandise via in-home parties, and Synapse, a direct subscription marketing company. These gains were partially offset by a $52 million decrease at Time Life. The sale of Time Life will negatively impact Content and Other revenues in 2004, as Time Life contributed Content revenues of $40 million in 2003 and Other revenues of $312 million in 2003.

      The decrease in Operating Income before Depreciation and Amortization includes the previously discussed $99 million impairment charge related to the goodwill and intangible assets of the Time Warner Book Group. It also includes an $84 million decline at Time Life (a $72 million loss in 2003 versus income of $12 million in 2002), and an increase in pension-related expenses of $44 million. These items were partially offset by an overall increase in revenue. Restructuring charges of $21 million were also recorded in 2003, including $9 million for Time Life workforce reductions. As previously discussed, in December 2003, the Company sold Time Life and recorded a loss on disposal of $29 million. Due to the effect of considerable Company contributions to the defined benefit pension plans in 2003 and a strong return on plan assets, the Company expects that pension costs will decrease in 2004 in comparison to 2003. Operating expenses for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 2% to $1.627 billion due primarily to the effects of foreign exchange rates.

      The decrease in Operating Income was due primarily to lower Operating Income before Depreciation and Amortization, as discussed above, and higher depreciation expense, primarily related to increased capitalized software and building improvements. Time Life contributed $82 million of Operating Losses in 2003 and Operating Income of $6 million in 2002.

2002 vs. 2001

Consolidated Results

      Revenues. Time Warner’s revenues increased to $37.314 billion in 2002, compared to $33.507 billion in 2001. As shown below, the overall increase in revenues was driven by an increase in Subscription and Content revenues, offset in part by a decrease in Advertising and Other revenues.

	Year Ended December 31,

	2002	2001	% Change

	(millions)
Subscription	$18,959	$15,657	21%
Advertising	6,299	6,869	(8)%
Content	10,216	8,654	18%
Other	1,840	2,327	(21)%

Total revenues	$37,314	$33,507	11%

      As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and in subscription rates at the AOL, Cable and Networks segments, as well as the impact of the acquisitions of Bertelsmann’s interest in AOL Europe (and resulting consolidation) and IPC and the consolidation of Road Runner. The increase in Content revenues was principally due to increased revenues at the Filmed Entertainment segment related to improved international theatrical and worldwide home video results.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The decline in Advertising revenues principally related to the AOL segment, due to continued weakness in online advertising sales and the decline in the current period benefit from prior period contract sales. Excluding the AOL segment, Advertising revenues increased 9% primarily related to growth at the Networks and Publishing segments, including the impact of the acquisition of IPC. The decrease in Other revenues reflected declines at the AOL segment, primarily related to the termination of the iPlanet alliance with Sun Microsystems in the third quarter of 2001.

      Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

      Cost of Revenues. For the years ended December 31, 2002, and 2001, cost of revenues as a percentage of revenues increased from 56% in 2001 to 59% in 2002. The increase related primarily to an increase in video programming costs at the Cable segment and higher programming costs at the Networks segment.

      Selling, General and Administrative Expenses. Selling, general and administrative costs as a percentage of revenues increased from 22% for the year ended December 31, 2001, to 24% for the year ended December 31, 2002. The increase in selling, general and administrative expenses primarily related to higher marketing costs at the AOL segment and to higher accounts receivable allowances at the Networks and Publishing segments.

Reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss) and Net Loss.

      The following table reconciles Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). In addition, the table provides the components from Operating Income (Loss) to Net Loss for purposes of the discussions that follow:

	Year Ended December 31,

	2002	2001	% Change

	(millions)
Operating Income (Loss) before Depreciation and Amortization	$(35,791)	$8,671	NM
Depreciation	(2,206)	(1,653)	33%
Amortization	(557)	(6,366)	(91)%

Operating Income (Loss)	(38,554)	652	NM
Interest expense, net	(1,758)	(1,316)	34%
Other expense, net	(2,447)	(3,458)	(29)%
Minority interest income (expense)	(278)	46	NM

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(43,037)	(4,076)	NM
Income tax provision	(412)	(145)	184%

Loss before discontinued operations and cumulative effect of accounting change	(43,449)	(4,221)	NM
Discontinued operations	(1,012)	(713)	NM
Cumulative effect of accounting change	(54,235)	—	NM

Net loss	$(98,696)	$(4,934)	NM

      Operating Income (Loss) before Depreciation and Amortization. Operating Income (Loss) before Depreciation and Amortization decreased from income of $8.671 billion to a loss of $35.791 billion. Included

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

in these results were several items affecting comparability, including the writedowns for the impairment of goodwill and intangible assets, gain on disposition of consolidated businesses and merger and restructuring costs noted above. Excluding these items from both periods, Operating Income (Loss) before Depreciation and Amortization decreased to $8.569 billion in 2002 from $8.885 billion in 2001. The decrease was principally due to a decrease in Operating Income (Loss) before Depreciation and Amortization at the AOL segment, an increase in Corporate expenses and an increase in merger and restructuring costs, offset in part by an increase in Operating Income (Loss) before Depreciation and Amortization at the Company’s other business segments, which is discussed in detail under “Business Segment Results.” Also impacting Operating Income (Loss) before Depreciation and Amortization is an increase in Corporate Operating Loss before Depreciation and Amortization.

      Corporate Operating Loss before Depreciation and Amortization. Time Warner’s Corporate Operating Loss before Depreciation and Amortization increased to $398 million in 2002, from $307 million in 2001. The increase in Operating Loss before Depreciation and Amortization was principally due to legal and other professional fees related to the SEC and DOJ investigations into the financial reporting and disclosure practices of the Company, as well as certain project termination and pension-related costs.

      Depreciation Expense. Depreciation expense increased to $2.206 billion in 2002, from $1.653 billion in 2001, due principally to increases at the Cable segment ($1.206 billion in 2002 compared to $893 million in 2001) and the AOL segment ($624 million in 2002 compared to $422 million in 2001). The increase in depreciation expense at the Cable segment reflects higher levels of capital spending related to the rollout of digital services over the past three years, resulting in increased capital spending on customer premises equipment, which is depreciated over a shorter useful life. Depreciation at the AOL segment increased primarily due to an increase in network assets acquired, as well as a decrease in the useful life of certain network assets.

      Amortization Expense. Amortization expense decreased to $557 million in 2002, from $6.366 billion in 2001. The amortization expense in 2001 primarily reflected amortization of goodwill and other intangible assets recorded in the Merger. The decrease in amortization expense in 2002 was due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized, offset in part by the impact of additional amortization expense from the acquisitions of AOL Europe in January 2002 and IPC in October 2001.

      Operating Income (Loss). Time Warner’s Operating Loss was $38.554 billion in 2002, compared to Operating Income of $652 million in 2001. The Operating Loss in 2002 was primarily related to a non-cash charge of $44.039 billion to reduce the carrying value of goodwill. Excluding this charge, the improvement in Operating Income related to a decrease in amortization expense due to the adoption of FAS 142, offset in part by a decrease in business segment Operating Income (Loss) before Depreciation and Amortization, which is discussed in detail under “Business Segment Results,” and an increase in depreciation expense.

      Interest Expense, Net. Interest expense, net, increased to $1.758 billion in 2002, from $1.316 billion in 2001, due principally to additional interest expense related to incremental borrowings to purchase Bertelsmann’s interest in AOL Europe and IPC, offset in part by lower market interest rates in 2002.

      Other Expense, Net. Other expense, net, decreased to $2.447 billion in 2002, from $3.458 billion in 2001, primarily related to the changes in investment-related gains and losses on the writedown of investments, as discussed in detail under “Significant Transactions and Other Items Affecting Comparability.”

      In addition, other expense, net, benefited from a reduction of losses from equity method investees, primarily related to reduced amortization expense associated with the adoption of FAS 142, offset in part by the absence of prior year net pre-tax investment-related gains, including gains related to the exchange of various unconsolidated cable television systems at TWE (attributable to the minority owners of TWE).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Minority Interest Income (Expense). Time Warner had $278 million of minority interest expense in 2002, compared to $46 million of minority interest income in 2001. Minority interest expense in 2002 primarily reflects the adoption of FAS 142, which resulted in a reduction of amortization expense at the Company’s partially owned consolidated investees, thereby resulting in an increase in the minority interest expense, as more income is attributable to minority partners. Minority interest expense also increased in 2002 as a result of accretion on the preferred securities of AOL Europe. These increases in minority interest expense were partially offset by a reduction in 2002 of an allocation of pretax gains related to the exchange of various cable television systems in 2001 at TWE (attributable to the minority owners of TWE).

      Income Tax Provision. Time Warner had income tax expense of $412 million in 2002, compared to $145 million in 2001. The Company’s pre-tax loss was $43.037 billion in 2002, compared to $4.076 billion in 2001. Applying the 35% U.S. Federal statutory rate to pre-tax loss would result in an income tax benefit of $15.063 billion in 2002 and $1.427 billion in 2001. However, the Company’s income tax expense differs from these amounts as a result of several factors, including non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates and state and local income taxes. The most significant non-temporary difference in 2002 relates to approximately $44 billion of non-deductible losses on the writedown of goodwill and in 2001 relates to approximately $4.7 billion of non-deductible amortization of goodwill (Note 2).

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

      Loss before Discontinued Operations and Cumulative Effect of Accounting Change. Loss before discontinued operations and cumulative effect of accounting change was $43.449 billion in 2002 and $4.221 billion in 2001. Basic and diluted net loss per share before discontinued operations and cumulative effect of accounting change were $9.75 in 2002 and $0.95 in 2001. Excluding significant transactions affecting comparability in 2002 of $45.5 billion and $1.6 billion in 2001, net income before discontinued operations and cumulative effect of accounting change increased by $4.603 billion. The increase related to lower amortization expense due to the adoption of FAS 142, partially offset by an increase in Operating Income before Depreciation and Amortization.

      Discontinued Operations, Net of Tax. The 2002 and 2001 results include the impact of the treatment of the former Music segment and a portion of TWE-AN as discontinued operations. Discontinued operations totaled a $1.012 billion net loss and a $713 million net loss for 2002 and 2001, respectively. The 2002 amounts include $101 million of pre-tax income from the operations of the Music business, pre-tax impairments of the Music segment’s goodwill of $646 million and brands and trademarks of $853 million and $273 million of income tax benefit. The 2001 discontinued operation results include a pre-tax net loss of $680 million from the operations of the Music business and a $6 million income tax benefit. The 2002 and 2001 amounts also include an additional net income of $113 million and a net loss of $39 million, respectively, from the operations of TWE-AN.

      Cumulative Effect of Accounting Change. As previously discussed, the Company recorded a $54.235 billion cumulative effect of accounting change upon adoption of SFAS 142. Included in this charge was $4.796 billion related to the Music segment.

      Net Loss and Net Loss Per Common Share. Time Warner had a net loss of $98.696 billion in 2002, compared to a net loss of $4.934 billion in 2001. Basic and diluted net loss per common share was $22.15 in 2002, compared to basic and diluted net loss per common share of $1.11 in 2001. Net Income (Loss) includes

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the items discussed under Significant Transactions Affecting Comparability, discontinued operations, net of tax, and the cumulative effect of accounting change discussed above.

Business Segment Results

      AOL. Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) of the AOL segment for the years ended December 31, 2002, and 2001 are as follows:

	Year Ended December 31,

	2002	2001	% Change

	(millions)
Revenues:
Subscription	$7,216	$5,353	35%
Advertising	1,316	2,281	(42)%
Other	562	981	(43)%

Total revenues	$9,094	$8,615	6%

Operating Income (Loss) before Depreciation and Amortization	$(31,957)	$2,713	NM
Depreciation	(624)	(422)	48%
Amortization	(161)	(141)	14%

Operating Income (Loss)	$(32,742)	$2,150	NM

      The growth in Subscription revenues was primarily related to the acquisition of Bertelsmann’s interest in AOL Europe in 2002 and the resulting consolidation, as well as domestic growth. Domestically, Subscription revenues increased 13% and were principally driven by membership growth and price increases. The number of AOL brand subscribers in the U.S. was approximately 26.5 million at December 31, 2002, compared to approximately 25.2 million at December 31, 2001, and 26.7 million at September 30, 2002. The decline in domestic AOL brand subscribers as compared to the quarter ended September 30, 2002, reflects a number of factors, including a maturing narrowband services subscriber universe, subscribers adopting broadband services, a reduction in direct marketing response rates, an increase in subscriber terminations and cancellations, and the Company’s previously stated increased focus on improving the profitability of its narrowband membership base. The average monthly Subscription revenue per domestic subscriber (“ARPU”) for 2002 increased 3% to $18.31, compared to $17.76 in 2001. The increase in domestic subscription ARPU was due primarily to the standard unlimited rate increase of $1.95 per month to $23.90 (effective beginning in July 2001), offset in part by new member acquisition programs and member service and retention programs that offer incentives in the form of discounts and free months to AOL’s members. Domestic subscription ARPU was also impacted by changes in the mix of narrowband and broadband product, the level of service provided (full connectivity versus BYOA) and by changes in the terms of AOL’s relationships with its broadband cable and DSL partners.

      AOL brand subscribers consist of broadband and narrowband members that are classified based on price plans, rather than the speed of a member’s connection. The majority of AOL’s domestic subscribers are on unlimited usage pricing plans. Additionally, AOL has entered into certain bundling programs with OEMs that generally do not result in Subscription revenues during introductory periods, as well as the sale of bulk

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

subscriptions at a discounted rate to AOL’s selected strategic partners for distribution to their employees. The following table summarizes the percentage of AOL’s domestic members on each type of price plan:

	Year Ended
	December 31,

	2002	2001

Unlimited(1)	81%	79%
Lower-priced plans(2)	13%	15%
OEM bundled	6%	6%

Total	100%	100%

(1)	Includes 10% and 11%, respectively, under various free trial, member service and retention programs.
(2)	Includes less than 1% in 2002 and 2001 under various free trial, member service and retention programs. The lower priced plans include BYOA plans, limited usage plans and bulk employee programs with strategic partners. The weighted average monthly Subscription ARPU for lower priced plans was $11.03 and $11.00 for the years ended December 31, 2002, and 2001, respectively.

    AOL’s results reflect the consolidation of AOL Europe retroactive to the beginning of 2002. The number of AOL brand subscribers in Europe was 6.4 million at December 31, 2002, and the average monthly Subscription revenue per European subscriber for 2002 was $14.88. This compares to AOL brand subscribers in Europe of 5.5 million at December 31, 2001, and average monthly Subscription revenue per European subscriber for 2001 of $12.84. The average monthly Subscription revenue per European subscriber in 2002 was impacted by price increases implemented in 2002 in various European countries offering the AOL service and the positive effect of changes in foreign currency exchange rates.

      The 42% decline in Advertising revenues was principally due to a reduction in benefits from prior-period contract sales and continued weakness in online advertising sales. The Advertising revenue decline was slightly offset by contributions from AOL Europe. Domestic contractual commitments received in prior periods contributed Advertising revenue of $876 million in the 2002 period, compared to $1.547 billion in the comparable prior year period. Included in the amount of revenue from domestic contractual commitments received in prior periods was revenue recognized from the termination of contractual commitments, which declined to $15 million in the 2002 period, compared to $129 million in the prior year period. The decline in Advertising revenues also reflects a decrease in the intercompany sales of advertising to other business segments of Time Warner in 2002, compared to 2001 (from $222 million to $178 million). Of the $1.316 billion of advertising revenue in 2002, $460 million related to the five most significant advertisers, including $284 million related to Bertelsmann. Similarly, of the $2.281 billion of advertising revenue in 2001, $492 million related to the five most significant advertisers, including $179 million related to Bertelsmann (See “Note 18 — Commitments and Contingencies — SEC and DOJ Investigations”).

      During 2002, domestic advertising commitments for future periods declined to $514 million as of December 31, 2002 from $1.450 billion as of December 31, 2001. This compares to advertising commitments of $2.598 billion as of December 31, 2000. During 2002, in addition to the $876 million of prior-period commitments recognized in revenue, remaining commitments were reduced by $292 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Similarly, during 2001, in addition to the $1.547 billion of prior-period commitments recognized in revenue, remaining commitments were reduced by $459 million, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Included in the $514 million of advertising commitments for future periods as of December 31, 2002, was $217 million for the five largest commitments. Similarly, included in the $1.450 billion of advertising commitments for future periods as of December 31, 2001, was $590 million for the five largest commitments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The decrease in Other revenues was due primarily to the termination of AOL’s iPlanet alliance with Sun Microsystems in the third quarter of 2001, which contributed $410 million of revenue, $328 million of Operating Income before Depreciation and Amortization and $323 million of Operating Income during 2001. In addition, Other revenues also decreased due to the Company’s decision to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience. These decreases were offset in part by $105 million of intercompany network revenues, which are derived primarily from network services provided to Road Runner, beginning in November 2001.

      Excluding the $33.489 billion impairment charge attributable to AOL in 2002, the decline in Operating Income (Loss) before Depreciation and Amortization in 2002 was due primarily to the advertising revenue shortfall, the absence of the iPlanet alliance ($328 million of Operating Income before Depreciation and Amortization in 2001), an increase in broadband network costs and domestic marketing expenses, and increased merger and restructuring costs (from $201 million to $266 million), as well as Operating Income (Loss) before Depreciation and Amortization losses at AOL Europe of $153 million. This was offset in part by declines in narrowband network costs and equipment leasing costs. Included in the increase in 2002 in domestic marketing expense was an increase in intercompany advertising purchased by AOL on properties of other Time Warner business segments (from $225 million to $277 million), including advertising purchased on Time Warner Cable properties in support of the rollout of AOL Broadband services. The decline in Operating Income (Loss) in 2002 was due primarily to the $33.489 billion goodwill impairment charge, an increase in depreciation expense and the aforementioned decline in Operating Income (Loss) before Depreciation and Amortization.

      Cable. Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Loss of the Cable segment for the years ended December 31, 2002, and 2001 are as follows:

	Year Ended December 31,

	2002	2001	% Change

	(millions)
Revenues:
Subscription	$6,374	$5,482	16%
Advertising	661	546	21%

Total revenues	$7,035	$6,028	17%

Operating Income (Loss) before Depreciation and Amortization	$(7,799)	$2,628	NM
Depreciation	(1,206)	(893)	35%
Amortization	(7)	(2,483)	NM

Operating Loss	$(9,012)	$(748)	NM

      The increase in Subscription revenues was due to higher basic cable rates and increases in high-speed data, digital cable and basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. During 2002, residential high-speed data subscribers increased by 63% to 2.426 million, commercial high-speed data subscribers increased by 84% to 83,000, digital cable subscribers increased by 36% to 3.747 million and basic cable subscribers increased by 1.3% to 10.914 million (including 1.552 million subscribers of unconsolidated investees, which are managed by the Company).

      The increase in Advertising revenues was primarily related to an increase in the intercompany sale of advertising to other business segments of Time Warner (from $58 million to $125 million), an increase in advertising purchased by programming vendors to promote their channels, including new channel launches (from $106 million to $124 million) and an 8% increase in general third-party Advertising revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Excluding the $10.550 billion charge in 2002 relating to the impairment of goodwill, Operating Income (Loss) before Depreciation and Amortization increased to $2.751 billion, principally as a result of the revenue gains, as well as a $6 million gain on the sale of consolidated cable systems, offset in part by increases in programming and other operating costs, $15 million of restructuring costs in 2002 related to workforce reductions, and the consolidation of Road Runner’s losses in 2002. The increase in video programming costs of 21% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Other operating costs increased as a result of the rollout of new services, higher property taxes associated with the upgrade of cable plants and higher development spending by the Interactive Personal Video division (from $3 million in 2001 to $30 million in 2002). The increased Operating Loss was due primarily to the $10.550 billion goodwill impairment charge and an increase in depreciation expense, offset in part by an increase in Operating Income (Loss) before Depreciation and Amortization and a decrease in amortization expense, due to the adoption of FAS 142.

      Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2002, and 2001 are as follows:

	Year Ended December 31,

	2002	2001	% Change

	(millions)
Revenues:
Advertising	$10	$12	(17)%
Content	9,824	8,378	17%
Other	206	369	(44)%

Total revenues	$10,040	$8,759	15%

Operating Income before Depreciation and Amortization	$1,232	$1,017	21%
Depreciation	(79)	(89)	(11)%
Amortization	(191)	(478)	(60)%

Operating Income	$962	$450	114%

      The increase in revenues was primarily related to improved Content revenues from worldwide DVD performance, and international theatrical results, offset in part by declines in television and reduced Other revenues related to the closure of the Studio Stores division in 2001. The improved results reflect the worldwide theatrical success of Harry Potter and the Chamber of Secrets, as well as the worldwide home video and international theatrical results of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Scooby Doo: The Movie. Revenues also increased due primarily to New Line Cinema’s theatrical and home video success of The Lord of the Rings: The Fellowship of the Ring and Austin Powers in Goldmember.

      Operating Income before Depreciation and Amortization increased due primarily to the revenue increases, offset in part by higher theatrical film costs, including higher advertising and distribution costs. Operating Income increased primarily due to the Operating Income before Depreciation and Amortization increases and a decrease in amortization expense, due to the adoption of FAS 142.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income (Loss) of the Networks segment for the years ended December 31, 2002, and 2001 are as follows:

	Year Ended December 31,

	2002	2001	% Change

	(millions)
Revenues:
Subscription	$4,310	$3,988	8%
Advertising	2,423	2,265	7%
Content	736	589	25%
Other	186	208	(11)%

Total revenues	$7,655	$7,050	9%

Operating Income before Depreciation and Amortization	$2,032	$1,797	13%
Depreciation	(172)	(159)	8%
Amortization	(21)	(1,966)	(99)%

Operating Income (Loss)	$1,839	$(328)	NM

      Revenues grew primarily due to an 8% increase in Subscription revenues with growth at both the cable networks of Turner and HBO, a 7% increase in Advertising revenues with growth at both the Turner cable networks and The WB Network and a 25% increase in Content revenues with growth at HBO, offset in part by a slight decrease at the Turner cable networks. Operating Income before Depreciation and Amortization and Operating Income (Loss) increased due to improved results at the Turner cable networks, HBO and The WB Network.

      For the Turner cable networks, Subscription revenues benefited from higher domestic rates and an increase in the number of domestic subscribers. Advertising revenues increased 4%, reflecting a slight recovery in the cable television advertising market during 2002, which was offset in part by a decline in intercompany sales of advertising to other business segments of Time Warner (from $120 million to $107 million). For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series Everybody Loves Raymond. For The WB Network, the increase in Advertising revenues was driven by higher advertising rates.

      For the Turner cable networks, the increase in Operating Income before Depreciation and Amortization was due principally to the increased Subscription revenues and lower marketing expenses, offset in part by higher programming costs and professional sports-related salaries. In addition, Operating Income before Depreciation and Amortization was affected negatively by an increase in the allowance for doubtful accounts on receivables from Adelphia Communications (“Adelphia”), a major cable television operator operating in bankruptcy. For HBO, the increase in Operating Income before Depreciation and Amortization was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by an allowance for doubtful accounts established on receivables from Adelphia, higher write-offs of development costs and increased programming costs. For The WB Network, the Operating Income (Loss) before Depreciation and Amortization increase was principally due to higher Advertising revenues, offset in part by higher program license fees.

      For the Turner cable networks, HBO and The WB Network, the increase in Operating Income (Loss) was due primarily to an increase in Operating Income before Depreciation and Amortization and a decrease in amortization expense, due to the adoption of FAS 142.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income (Loss) of the Publishing segment for the years ended December 31, 2002, and 2001 are as follows:

	Year Ended December 31,

	2002	2001	% Change

	(millions)
Revenues:
Subscription	$1,484	$1,207	23%
Advertising	2,422	2,239	8%
Content	513	465	10%
Other	1,003	778	29%

Total revenues	$5,422	$4,689	16%

Operating Income before Depreciation and Amortization	$1,155	$909	27%
Depreciation	(97)	(70)	39%
Amortization	(177)	(935)	(81)%

Operating Income (Loss)	$881	$(96)	NM

      The increases in Subscription, Advertising and Other revenues were due primarily to the acquisitions of IPC in October 2001 and Synapse Group Inc. in December 2001. Advertising revenues increased 8% due to the acquisition of IPC, as well as the impact of a slight recovery in the general magazine advertising market during 2002. Advertising increases at the non-business oriented publications were partially offset by continued softness in the advertising market for business-oriented publications. The increase in Content revenues was due primarily to increased sales at the Time Warner Book Group due to the carryover successes of 2001 bestsellers and the success of several 2002 releases, including One Nation and The Lovely Bones, as well as the impact of the acquisition of IPC. Growth in Other revenues was partially offset by lower revenues from Time Life’s direct-marketing business.

      The growth in Operating Income before Depreciation and Amortization is due predominantly to the acquisitions of IPC and Synapse and, to a lesser extent, the increase in Advertising revenues due to the previously mentioned slight increase in the advertising market, overall cost savings and reduced costs relating to the final settlement of certain liabilities associated with the closure of American Family Enterprises during 2001, offset in part by additional reserves established on receivables from newsstand distributors. The increase in Operating Income (Loss) was primarily due to the increase in Operating Income before Depreciation and Amortization and a decrease in amortization expense, due to the adoption of FAS 142.

FINANCIAL CONDITION AND LIQUIDITY

December 31, 2003

Current Financial Condition

      At December 31, 2003, Time Warner had $25.7 billion of debt, $3.0 billion of cash and equivalents (net debt of $22.7 billion, defined as total debt less cash and cash equivalents) and $56.0 billion of shareholders’ equity, compared to $27.5 billion of debt, $1.7 billion of cash and equivalents (net debt of $25.8 billion) and $52.8 billion of shareholders’ equity at December 31, 2002. Pursuant to the adoption of FAS 150, effective in the third quarter of 2003, the Company reclassified $1.5 billion of mandatorily convertible preferred stock from shareholders’ equity to liabilities (Note 1). Also, in July 2003, as discussed above, upon the adoption of FIN 46, the Company recorded approximately $700 million of additional long-term debt related to the Company’s new headquarters and other real estate and equipment (Note 1).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      As discussed in more detail below, management believes that Time Warner’s cash flow from operations, cash and equivalents, borrowing capacity under its committed credit facilities and availability under its commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future.

Debt Reduction

      As previously discussed, in January 2003 the Company announced that by the end of 2003 it intended to reduce its total net debt to within a range of 2.25 to 2.75 times the annual Operating Income before Depreciation and Amortization, excluding any writedowns for the impairment of intangible assets and goodwill and gains/losses on asset disposals (its “leverage ratio”). In addition, the Company announced that it intended to reduce total net debt to approximately $20 billion by the end of 2004. The 2003 reduction in net debt (from $25.8 billion to $22.7 billion) results in a leverage ratio of 2.58 at December 31, 2003, and was achieved through the use of Free Cash Flow and other de-leveraging initiatives, including the sale of non-strategic assets. The following table shows the change in net debt from December 31, 2002, to December 31, 2003 (in millions):

Net debt at December 31, 2002	$25,779
Debt assumed in the TWE Restructuring	2,100
Debt incurred to repurchase preferred securities of AOL Europe	813
Debt assumed upon adoption of FIN 46	712
Free Cash Flow	(3,536)
Proceeds from sale of investment in Comedy Central	(1,225)
Proceeds from sale of investment in Hughes	(783)
Proceeds from sale of Music Manufacturing	(1,050)
All other, net	(105)

Net debt at December 31, 2003(a)	$22,705

(a)	Included in the net debt balance is approximately $355 million representing the unamortized portion of the fair value adjustment recognized as a result of the America Online — Historic TW Merger.

    In addition, the debt reduction program was positively impacted in the first quarter of 2004 as a result of the sale of the Company’s recorded music and music publishing operations for approximately $2.6 billion in cash, which closed on March 1, 2004. With the sale, the Company has reduced its net debt to approximately $20 billion and achieved its previously announced net debt reduction target almost a full year ahead of schedule. Also, in the first quarter of 2004, the Company purchased and retired $94 million of AOL Zero-Coupon Convertible Subordinated Notes, repaid $250 million of 7.4% senior notes that were due in 2004 and exercised the call option on $200 million of 8.4% senior debentures due in 2024.

Cash Flows

      Cash and equivalents increased to $3.040 billion as of December 31, 2003, from $1.730 billion as of December 31, 2002. Components of this change are discussed in more detail in the pages that follow.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Operating Activities

      Sources of cash provided by operations are as follows:

	Year Ended December 31,

	2003	2002	2001

	(millions)
Operating Income (Loss) before Depreciation and Amortization	$8,505	$(35,791)	$8,671
Add back: Non-cash impairment charges on intangible assets	318	44,039	—

	8,823	8,248	8,671
Net interest payments(a)	(1,633)	(1,548)	(1,189)
Net income taxes paid(b)	(489)	(246)	(272)
Adjustments relating to discontinued operations(c)	350	639	733
Merger and restructuring payments(d)	(293)	(512)	(1,284)
Domestic qualified pension plan contributions	(632)	(104)	(273)
Net cash received from litigation settlements(e)	359	—	—
All other, net, including working capital changes	116	555	(1,105)

Cash provided by operations	$6,601	$7,032	$5,281

(a)	Includes interest income received of $61 million, $93 million and $190 million in 2003, 2002 and 2001, respectively.
(b)	Includes income tax refunds received of $15 million, $49 million and $45 million in 2003, 2002, and 2001, respectively.
(c)	Includes net loss from discontinued operations of $495 million, $1.012 billion and $713 million in 2003, 2002 and 2001, respectively. Amounts also include working capital related adjustments associated with discontinued operations of $845 million, $1.651 billion and $1.446 billion in 2003, 2002 and 2001, respectively.
(d)	Includes payments for merger and restructuring costs, as well as payment for certain other merger-related liabilities.
(e)	Includes $750 million Microsoft Settlement, partially offset by $391 million payment related to certain litigation settlements.

    Cash provided by operations decreased to $6.601 billion for 2003, compared to $7.032 billion in 2002. The decline in cash flow from operations is related primarily to higher interest and tax payments, lower cash generated from discontinued operations, higher domestic pension contributions and decreased contributions from working capital primarily related to higher production spending at Warner Bros. These factors causing declines were offset in part by an increase in Operating Income before Depreciation and Amortization (excluding non-cash impairment charges of intangible assets), a decrease in cash paid for restructuring and merger liabilities and $359 million of net cash received in connection with litigation settlements and lower cash generated from discontinued operations.

      Cash provided by operations increased to $7.032 billion in 2002, compared to $5.281 billion in 2001. The growth in cash flow from operations related to increased contributions from working capital, lower cash paid for restructuring and merger liabilities, offset in part by a decrease in Operating Income before Depreciation and Amortization (excluding non-cash impairment charges of intangible assets), and an increase in interest payments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Investing Activities

      Sources of cash provided (used) by investing activities are as follows:

	Year Ended December 31,

	2003	2002	2001

	(millions)
Acquisition of Historic TW cash and equivalents	$—	$—	$690
Investment and acquisitions, net of cash acquired
WB Network	(128)	—	—
AOL Europe	—	(6,750)	—
IPC	—	—	(1,566)
Synapse	(40)	—	(320)
All other, principally funding of joint ventures	(402)	(867)	(1,614)
Investments and acquisitions of discontinued operations	(52)	(162)	(150)
Capital expenditures and product development costs from continuing operations	(2,761)	(2,843)	(3,047)
Capital expenditures and product development costs from discontinued operations	(126)	(386)	(574)
Proceeds from sale of investment in Hughes	783	—	—
Proceeds from the sale of other available-for-sale securities	294	187	30
Investment in available-for-sale securities	—	—	(527)
Proceeds from sale of investment in Comedy Central	1,225	—	—
Proceeds from sale of Warner Manufacturing	1,050	—	—
All other investment proceeds(a)	234	361	1,821

Cash provided (used) by investing activities	$77	$(10,460)	$(5,257)

(a)	For 2003, includes proceeds from sales of certain international theater investments ($156 million). For 2002, includes proceeds from sales of investments in Columbia House ($125 million) and Kinko’s ($124 million). For 2001, primarily relates to proceeds from the sale of short-term investments, including money market investments sold in 2001 that were held by AOL at the time of the America Online-Historic TW Merger.

    Cash provided by investing activities was $77 million in 2003, compared to cash used by investing activities of $10.460 billion in 2002. The increase in cash provided by investing activities is due primarily to the lower level of cash used for investments and acquisitions than in 2002, when the Company spent $6.75 billion in connection with the acquisition of Bertelsmann’s interest in AOL Europe. In addition, 2003 had higher investment proceeds from the sale of non strategic assets, related primarily to cash proceeds of $1.05 billion from the Company’s sale of Warner Manufacturing, the sale of the Company’s investment in Hughes (cash proceeds of $783 million), as well as cash proceeds of $1.225 billion related to the sale of the Company’s investment in Comedy Central. Capital expenditures and product development costs from continuing operations were essentially flat.

      Cash used by investing activities was $10.460 billion in 2002, compared to $5.257 billion in 2001. The increase in cash used by investing activities was due primarily to the increased cash used for acquisitions and investments in 2002, principally for the acquisition of Bertelsmann’s interest in AOL Europe. Also contributing to the increase was the decline in 2002 of investment proceeds from the sale of short-term investments (primarily money market investments sold in 2001 that were held by AOL at the time of the America Online-Historic TW Merger).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Financing Activities

      Sources of cash provided (used) by financing activities are as follows:

	Year Ended December 31,

	2003	2002	2001

	(millions)
Borrowings	$2,492	$23,535	$10,692
Debt repayments	(7,230)	(18,984)	(9,900)
Redemption of mandatorily redeemable preferred securities of a subsidiary	(813)	(255)	(575)
Current period repurchases of common stock	—	(102)	(3,031)
Dividends paid and partnership distributions, net from continuing operations	—	(11)	(59)
Dividends paid and partnership distributions, net from discontinued operations	—	—	(4)
Principal payments on capital leases	(178)	(61)	—
Proceeds from exercise of stock options	372	297	926
Other financing activities	(11)	20	36

Cash provided (used) by financing activities	$(5,368)	$4,439	$(1,915)

      Cash used by financing activities was $5.368 billion in 2003 compared to cash provided by financing activities of $4.439 billion in 2002. The increase in cash used by financing activities was due principally to incremental debt repayments in 2003. These were pursuant to the Company’s debt reduction plan. This is in contrast to incremental borrowings in 2002 that were used to finance the acquisition of Bertelsmann’s interest in AOL Europe.

      Cash provided by financing activities was $4.439 billion in 2002, compared to cash used by financing activities of $1.915 billion in 2001. The increase in cash provided by financing activities is due principally to incremental borrowings in 2002 that were used to finance the acquisition of Bertelsmann’s interest in AOL Europe and lower payments in 2002 to repurchase the Company’s common stock due to the discontinuance of the Company’s stock repurchase program.

Free Cash Flow

      Time Warner evaluates operating performance based on several measures, including Free Cash Flow. Free Cash Flow is cash provided by operations (as defined by accounting principles generally accepted in the United States) less capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. The Company considers Free Cash Flow to be an important indicator of the Company’s ability to reduce debt and make strategic investments. Free Cash Flow should be considered in addition to, and not a substitute for, the Company’s various cash flow measures recorded in accordance with accounting principles generally accepted in the United States (e.g., cash provided by operations).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The following table provides a reconciliation from the Company’s cash provided by operations to Free Cash Flow and free cash flow from Continuing Operations.

	Year Ended December 31,

	2003	2002	2001

	(millions)
Cash provided by operations	$6,601	$7,032	$5,281
Capital expenditures and product development costs	(2,887)	(3,229)	(3,621)
Dividends paid and partnership distributions	—	(11)	(63)
Principal payments on capital leases	(178)	(61)	—

Free Cash Flow	3,536	3,731	1,597
Less: Free Cash Flow from discontinued operations	(224)	(242)	(100)

Free Cash Flow from continuing operations	$3,312	$3,489	$1,497

Capital Expenditures and Product Development Costs

      Time Warner’s total capital expenditures and product development costs were $2.887 billion in 2003, compared to $3.229 billion in 2002 and $3.621 billion in 2001. Capital expenditures and product development costs from continuing operations were $2.761 billion in 2003, $2.843 billion in 2002 and $3.047 billion in 2001. Capital expenditures and product development costs from continuing operations principally relate to the Company’s Cable segment, which had capital expenditures from continuing operations of $1.637 billion in 2003 and $1.813 billion in both 2002 and 2001.

      The Cable segment’s capital expenditures from continuing operations comprise the following categories:

	Year Ended December 31,

	2003	2002	2001

	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$715	$813	$962
Scaleable infrastructure	173	188	106
Line extensions	214	192	157
Upgrade/rebuild	175	224	353
Support capital	360	396	235

Total capital expenditures	$1,637	$1,813	$1,813

      Time Warner’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, drops (i.e., customer installations), converters (i.e., analog and digital boxes that convert transmitted signals to analog and/or a digital TV signal) and cable modems used in the delivery of high-speed data services. With respect to customer premise equipment, including converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. For converters and modems, such life is 3-5 years and for plant upgrades, such useful life is 3-16 years.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Financial Capacity

      At December 31, 2003, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short term investments, of $37.210 billion. Of this committed capacity, $11.106 billion was available to fund future contractual obligations and $25.745 billion was outstanding as debt (refer to Note 10 to the accompanying consolidated financial statements for more details on outstanding debt). At December 31, 2003, total committed capacity, unused capacity and outstanding debt were as follows:

	Committed	Letters of	Unused	Outstanding
	Capacity	Credit(a)	Capacity	Debt

	(millions)
Cash and equivalents	$3,040	$—	$3,040	$—
Bank credit agreement and commercial paper programs	11,000	359	8,066	2,575
Fixed-rate public debt(b)	22,485	—	—	22,485
Other fixed-rate obligations	685	—	—	685

Total	$37,210	$359	$11,106	$25,745

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Includes debt due within one year of $2.287 billion, which primarily relates to the AOL zero-coupon convertible notes for $1.325 billion and approximately $725 million of public bonds that are due or callable in 2004.

    During 2003, Time Warner amended and/or refinanced certain of its credit facilities. The credit facilities now consist of a $6.0 billion five-year revolving credit facility (maturity date of July 8, 2007) and a $1.5 billion 364-day revolving credit facility (collectively, the “TW Facilities”), and the credit facilities of TWC Inc. now consist of a $2.0 billion five-year revolving credit facility (maturity date of December 9, 2008), a $500 million three-year term loan (maturity date of December 9, 2006) and a $1.0 billion 364-day revolving credit facility (collectively, the “TWC Facilities”). The permitted borrowers under the TW Facilities are Time Warner and Time Warner Finance Ireland. The obligations of both Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW Inc., Turner Broadcasting System, Inc., and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are guaranteed by Time Warner. The permitted borrowers under the TWC Facilities (other than the term loan, on which TWC Inc. is the sole borrower) are TWC Inc. and TWE, and each guarantees the other’s obligations under the TWC Facilities. Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of Time Warner, but not subsidiaries of TWC Inc. or TWE) each guarantee a pro rata portion of TWE’s obligations under the TWC Facilities (including TWE’s obligations under its guaranty of TWC Inc.’s obligations). Borrowings under the 364-day facilities may be extended for a period up to one year beyond the respective initial maturity dates of July 6, 2004, for the TW Facilities and December 8, 2004, for the TWC Facilities.

      Borrowings under all of the TW Facilities and the TWC Facilities bear interest at rates based on the credit rating of the respective borrowers, which rates are currently LIBOR plus 0.525% in the case of the 364-day facilities, LIBOR plus 0.500% in the case of the five-year facilities and LIBOR plus 0.625% in the case of the term loan. In addition, the respective borrowers are required to pay a facility fee of 0.10% per annum on the aggregate commitments under the 364-day facilities and 0.125% per annum on the aggregate commitments under the five-year facilities. In the case of Time Warner, an additional usage fee of 0.0625% of the outstanding loans under the TW Facilities is incurred if the aggregate outstanding loans under the TW Facilities and the revolving TWC Facilities on a combined basis exceed 33% of the aggregate committed

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

amounts thereunder, and 0.125% if such outstanding amounts exceed 66%. In the case of TWC Inc., an additional usage fee of 0.0625% of the outstanding loans under the revolving TWC Facilities is incurred if the aggregate outstanding loans under the revolving TWC Facilities exceed 33% of the aggregate committed amounts thereunder, and 0.125% if such outstanding amounts exceed 66%. The TW Facilities and the TWC Facilities provide same-day funding, and the TW Facilities provide multi-currency capability. The TW Facilities contain a maximum leverage ratio covenant of 4.5 times consolidated EBITDA of Time Warner and an interest coverage covenant of 2.0 times consolidated cash interest expense of Time Warner. The TWC Facilities contain a maximum leverage ratio covenant of 5.0 times consolidated EBITDA of TWC Inc., and an interest coverage covenant of 2.0 times consolidated cash interest expense of TWC Inc. Each of these ratios are defined in the agreements. At December 31, 2003, the Company was in compliance with the covenants, with leverage coverage and interest coverage, as calculated in accordance with the applicable agreements, of approximately 2.5 times and 5.1 times, respectively, for Time Warner and 2.6 times and 6.7 times, respectively, for TWC Inc. The credit facilities do not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s or TWC Inc.’s financial condition or results of operations. Borrowings may be used for general corporate purposes and unused credit is available to support commercial paper borrowings.

Other Financing Arrangements

      From time to time, the Company enters into various other financing arrangements with SPEs that provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. The Company employs these arrangements because they provide a cost-efficient form of financing, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 12 years. The assets and financing associated with these arrangements qualify for off-balance sheet treatment. For more detail, see Note 10 to the accompanying consolidated financial statements.

      The following table summarizes the Company’s financing arrangements with SPEs at December 31, 2003:

	Committed	Unused	Outstanding
	Capacity(a)	Capacity	Utilization

	(millions)
Accounts receivable securitization facilities	$955	$96	$859
Backlog securitization facility(b)	500	—	500

Total other financing arrangements	$1,455	$96	$1,359

(a)	Ability to use accounts receivable securitization facilities and backlog securitization facility depends on availability of qualified assets.
(b)	The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

Film Sale-Leaseback Arrangements

      From time to time the Company has entered into arrangements where certain film assets are sold to third-party investors which generate tax benefits to the investors which are not otherwise available to the Company. The form of these transactions differ, but is generally that of a sale-leaseback arrangement with a third-party SPE. Such SPEs are capitalized with approximately $1.8 billion of debt and equity from the third-party investors. The Company does not guarantee or is not otherwise responsible for the equity and debt in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

these SPEs and does not participate in the profits or losses of these SPEs. Accordingly, the Company does not consolidate these SPEs. Instead, the Company accounts for these arrangements based on their substance. That is, the net benefit paid to the Company from these transactions is recorded as a reduction of film costs. These transactions resulted in reductions of film costs totaling $80 million, $60 million, and $40 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Financial Covenants and Rating Triggers

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

      As of December 31, 2003, and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future.

Contractual and Other Obligations

Contractual Obligations

      In addition to the previously discussed financing arrangements, the Company has obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments such as operating lease obligations and certain purchase obligations under contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

      In 2003, the SEC released Financial Reporting Release No. 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” (“FRR 67”). FRR 67 requires companies to present an overview of certain known contractual obligations in tabular format. Specifically, FRR 67 requires companies to include in a table information related to long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on a registrant’s balance sheet under generally accepted accounting principles in the United States (“GAAP”).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The following table summarizes the Company’s aggregate contractual obligations meeting the requirements of FRR 67 at December 31, 2003, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

					2009 and
Contractual Obligations(1)	Total	2004	2005-2006	2007-2008	thereafter

	(millions)
Outstanding debt obligations (Note 10)	$25,329	$2,164	$3,578	$4,548	$15,039
Capital lease obligations (Note 10)	343	187	139	7	10
Operating lease obligations (Note 18)	4,601	515	929	834	2,323
Purchase obligations	10,722	4,428	3,892	1,526	876

Total contractual obligations and outstanding debt	$40,995	$7,294	$8,538	$6,915	$18,248

(1)	The table does not include the effects of certain put/call or other buy-out arrangements involving certain of the Company’s investees, which are discussed in more detail in the pages that follow.

    The following is a description of the Company’s material contractual obligations meeting the requirements of FRR 67 at December 31, 2003:

•	Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations, current and long-term, as of December 31, 2003. Amounts do not include any fair value adjustments, bond premiums, discounts or interest payments.

•	Capital lease obligations — represents the minimum capital lease payments under noncancelable leases, primarily for network equipment at the AOL segment held under capital leases.

•	Operating lease obligations — represents the minimum lease rental payments under noncancelable leases, primarily for the Company’s real estate and operating equipment in various locations around the world.

•	Purchase Obligations — A purchase obligation is defined in FRR 67 as “an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis. For purposes of identifying and accumulating purchase obligations, the Company has included all material contracts meeting the definition of a purchase obligation (e.g., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity, but variable pricing, the Company has estimated the contractual obligation based on its best estimate of pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligation governed by those contracts that existed at December 31, 2003, and did not assume renewal or replacement of the contract at the end of its term. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract term expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

terminated without incurring a penalty have not been included. The following table summarizes the Company’s purchase obligations at December 31, 2003, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

					2009 and
Purchase Obligations	Total	2004	2005-2006	2007-2008	thereafter

	(millions)
Network programming obligations(1)	$4,139	$1,106	$1,522	$1,078	$433
Narrowband and broadband network obligations(2)	1,539	1,054	485	—	—
Creative talent and employment agreements(3)	1,822	902	699	191	30
Obligations to purchase paper and to use certain printing facilities for the production of magazines and books	817	286	450	81	—
Obligations to certain investee companies(4)	584	234	350	—	—
Advertising, marketing and sponsorship obligations(5)	522	296	174	52	—
Obligations to purchase information technology licenses and services	336	96	80	54	106
Obligations to purchase cable converters and modems	221	221	—	—	—
Other, primarily general and administrative and distribution obligations(6)	742	233	132	70	307

Total purchase obligations	$10,722	$4,428	$3,892	$1,526	$876

(1)	The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table above represent minimum payment obligations to sports leagues (e.g., NBA, PGA and MLB) to air the programming over the contract period. The Networks segment also enters into licensing agreements with certain movie studios to acquire the rights to air movies that the movie studios release theatrically (“Studio Movie Deals”). The pricing structure in these contracts differs from one another in that certain agreements can require a fixed amount per movie while others will be based on a percentage of the movie’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included herein represent obligations for movies that have been released theatrically as of December 31, 2003 and are calculated using the actual or estimated box office performance or fixed amounts, as applicable.
(2)	Narrowband and broadband network obligations relate primarily to minimum purchase commitments that AOL has with various narrowband and broadband network providers.
(3)	The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, sports personnel and other talent under contractual arrangements, including union contracts.
(4)	Obligations to certain investee companies represent obligations to purchase additional interests in a subsidiary of the Publishing segment and fund investees within the AOL, Networks and Filmed Entertainment segments. Included in this amount is approximately $120 million for the Company’s purchase of an additional interest in Synapse Group Inc. in the second quarter of 2004.
(5)	Advertising, marketing and sponsorship obligations includes minimum guaranteed royalty and marketing payments to vendors and content providers of the AOL segment.
(6)	Other includes obligations to purchase general and administrative items such as legal, security, janitorial, office equipment, support and maintenance services, office supplies, obligations related to the Company’s postretirement and unfunded defined benefit pension plans, as well as obligations of the AOL segment for distribution of AOL CDs and for the duplication and distribution of Filmed Entertainment products.

    Most of the Company’s other long-term liabilities on the accompanying consolidated balance sheet have already been incorporated in the estimated timing of cash payments provided in the summary of contractual obligations, the most significant of which is an approximate $800 million liability for film licensing obligations. However, certain long-term liabilities have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue and mandatorily convertible preferred stock) or because cash outflows associated with certain other noncurrent liabilities are uncertain (e.g., deferred taxes, minority

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

interests, participations and royalties, deferred compensation, all liabilities from discontinued operations and other miscellaneous items). Contractual capital commitments are also included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2004 and beyond. Additionally, minimum pension funding requirements have not been presented as such amounts have not been determined. The Company does not have a required minimum pension contribution obligation for its defined benefit pension plans in 2004. Thus, Company contributions to its defined benefit pension plans are expected to be largely discretionary in 2004.

Other Contractual Obligations

      In addition to the contractual obligations previously discussed, certain other contractual commitments of the Company entail variable or undeterminable quantities and/or prices and, thus, do not meet the definition of a commitment set forth in FRR 67. As certain of these commitments are significant to our business, the Company has summarized these arrangements below. Given the variability in the terms of these arrangements, significant estimates were involved in the determination of these obligations. Actual amounts, once known, could differ significantly from these estimates.

					2009 and
Other Contractual Commitments	Total	2004	2005-2006	2007-2008	thereafter

	(millions)
Cable and Network programming and DVD manufacturing obligations	$16,082	$2,352	$4,760	$4,686	$4,284

      The Company’s other contractual commitments at December 31, 2003 primarily consist of Cable programming arrangements, future film licensing obligations and DVD manufacturing obligations. Cable programming arrangements represent contracts that the Company’s Cable segment has with cable television networks to provide programming service to its subscribers. Typically, these arrangements provide that the Company purchase cable television programming for a certain number of subscribers provided that the Company is providing cable services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing cable services. The obligation included in the above table represents estimates of future cable programming costs based on subscriber levels at December 31, 2003, and current contractual per subscriber rates. Network programming obligations represent Studio Movie Deal commitments to acquire the right to air movies that will be released in the future (i.e., after December 31, 2003). These arrangements do not meet the description of a purchase obligation under FRR 67 since there are neither fixed nor minimum quantities under the arrangement. The amounts included herein have been estimated giving consideration to historical box office performance and studio release trends. DVD manufacturing obligations relate to a six-year agreement at the Filmed Entertainment segment with a third-party manufacturer to purchase the Company’s DVD requirements. This arrangement does not meet the description of a purchase obligation under FRR 67 since there are neither fixed nor minimum quantities under the arrangement. Amounts were estimated using current DVD manufacturing volumes and minimum pricing per manufactured DVD for each year of the agreement.

      The Company expects to fund the firm commitments and contractual commitments with cash flow from operations generated in the normal course of business.

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

      The following table summarizes separately the Company’s contingent commitments at December 31, 2003. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not mean that the Company expects to incur an obligation to make any payments during that timeframe.

	Total				2009 and
Nature of Contingent Commitments	Commitments	2004	2005-2006	2007-2008	thereafter

	(millions)
Guarantees	$2,558	$117	$185	$197	$2,059
Letters of credit and other contingent commitments	2,658	369	44	16	2,229

Total contingent commitments	$5,216	$486	$229	$213	$4,288

      The following is a description of the Company’s contingent commitments at December 31, 2003:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) formerly owned entities, including guarantees related to the 1998 sale of Six Flags Entertainment Corp., and (b) joint ventures in which Time Warner is or was a venture partner.

•	Generally, letters of credit support performance and payments for a wide range of global contingent and firm obligations including insurance, litigation appeals, import of finished goods, real estate leases and other operational needs. The Cable segment has obtained letters of credit for several of its joint ventures. Should these joint ventures default on their obligations supported by the letters of credit, the Cable segment would be obligated to pay these costs to the extent of the letters of credit. In addition, the Company provides for letters of credit and surety bonds related to insurance premiums and the Cable segment provides for letters of credit and surety bonds that are required by certain local governments when cable is being installed.

      Except as otherwise discussed above and below, Time Warner does not guarantee the debt of any its investments accounted for using the equity method of accounting.

Selected Investment Information

Cable Joint Ventures

      On December 1, 2003, the Company announced that TWC Inc. would restructure two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), a 50-50 joint venture between Comcast and TWE serving approximately 304,000 basic video subscribers as of December 31, 2003, and Texas Cable Partners, L.P. (“TCP”), a 50-50 joint venture between Comcast and TWE-A/N serving approximately 1.2 million basic video subscribers as of December 31, 2003. The Company accounts for its investment in these joint ventures using the equity method. Under the restructuring, completion of which is subject to customary conditions (including receipt of applicable regulatory approvals), KCCP will be merged into TCP, which will be renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership will be owned 50% by Comcast, and 50% by TWE and TWE-A/N collectively. Beginning any time after the later of June 1, 2006, and the two-year anniversary of the closing of the restructuring, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and south Texas systems — with an arrangement to distribute the partnership’s debt between the two

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

pools. The party triggering the restructuring would own the remaining pool of systems and any debt associated with that pool.

      In December 2003, TWE-A/N (which owns the majority of the Company’s equity stake in TCP) agreed to extend its commitment to provide a ratable share (i.e., 50%) of any funding required to maintain TCP in compliance with its financial covenants under its bank credit facilities (which facilities are otherwise non-recourse to the Company and its other subsidiaries) from January 15, 2004 to January 15, 2005. Funding made in respect of this funding agreement is contributed to TCP in the form of partner subordinated loans. The aggregate amount of subordinated debt provided by TWE-A/N in 2003 in respect of its obligations under the funding agreement was $83 million. Upon closing of the restructuring, the existing TCP bank credit facilities (approximately $1 billion in aggregate principal outstanding as of December 31, 2003) shall remain in place and the funding agreement, and TWE-A/N’s ratable funding obligations thereunder, shall automatically be extended through the earlier of the maturity of the TCP credit facilities in June 2007, and the refinancing thereof pursuant to the dissolution of the partnership. TWE-A/N’s ultimate liability in respect of the funding agreement is dependent upon the financial results of TCP (or, after giving effect to the restructuring, TKCCP).

Time Warner Entertainment

      At any time following the second anniversary of the closing of the restructuring of TWE (i.e., March 31, 2005), Comcast has the right to require TWC to purchase all or a portion of the Comcast’s 4.7% limited partnership interest in TWE at an appraised fair market value, subject to a right of first refusal in favor of Time Warner. Comcast also has the right, at any time following the second anniversary of the closing of the restructuring of TWE, to sell all or a portion of its interest in TWE to a third party in a bona fide transaction, subject to a right of first refusal, first, in favor of Time Warner and, second, in favor of TWC Inc. If TWC Inc. and Time Warner do not collectively elect to purchase all of Comcast’s offered partnership interest, Comcast may proceed with the sale of the offered partnership interest to that third party on terms no more favorable than those offered to TWC Inc. and Time Warner, if that third party agrees to be bound by the same terms and conditions applicable to Comcast as a limited partner in TWE. The purchase price payable by TWC Inc. or Time Warner as consideration for Comcast’s partnership interest may be cash; common stock, if the common stock of the purchaser is then publicly traded, or a combination of both.

Court TV Joint Venture

      The Company and Liberty Media (“Liberty”) each have a 50% interest in Court TV. Beginning January 2006, Liberty may give written notice to Time Warner requiring Time Warner to purchase all of Liberty’s interest in Court TV (the “Liberty Put”). In addition, as of the same date, Time Warner may, by notice to Liberty, require Liberty to sell all of its interest in Court TV to Time Warner (the “Time Warner Call”). The price to be paid upon exercise of either the Liberty Put or the Time Warner Call will be an amount equal to one half of the fair market value of Court TV, determined by an appraisal. The consideration is required to be paid in cash if the Liberty Put is exercised. If the Time Warner Call is exercised, the consideration is also payable in cash only if Liberty determines that the transaction cannot be structured as a tax efficient transaction, or if Time Warner determines that a tax efficient transaction may either violate applicable law or cause a breach or default under any other agreement affecting Time Warner.

Bookspan Joint Venture

      The Company and Bertelsmann each have a 50% interest in the Bookspan joint venture, which operates the U.S. book clubs, Book-of-the-Month Club, Inc., and Doubleday, jointly. Under the General Partnership Agreement, beginning on June 30, 2005, and then on January 1 of each subsequent year, either Bertelsmann or the Company may elect to terminate the partnership by giving notice during 60-day termination periods. If

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

such an election is made, a confidential bid process will take place, pursuant to which the highest bidder will purchase the other party’s entire venture interest. The Company is unable to predict whether this bid process will occur or the amount that may be paid out or received under it. For the year ended December 31, 2003, the Bookspan joint venture had Operating Income before Depreciation and Amortization and Operating Income of approximately $30 million and $15 million, respectively.

Warrant of Google Inc.

      In June 2002, America Online was issued a five-year warrant to purchase approximately 1.9 million shares of preferred stock of Google Inc. (not taking into account any subsequent stock-splits) for approximately $22 million. The Company’s carrying value for this warrant is $0. The warrant has no anti-dilution provisions. Following exercise, the preferred stock is convertible into common stock of Google at any time at the election of America Online, and converts automatically if Google completes an initial public offering with at least specified minimum offering price and proceeds. If such an offering is consummated before the warrant is exercised, the warrant may then be exercised only for common stock.

      America Online is restricted from transferring the warrant, except to the Company or its wholly-owned subsidiaries. In addition, transfers of the warrant and shares underlying the warrant are subject to a registration statement covering the transfer being in effect or, at the request of Google, delivery of a legal opinion that no registration is required for the transfer. Under the terms of the warrant, America Online may be required to agree to a 180-day restriction on transfers of Google securities following an initial public offering and a 90-day restriction with any subsequent public offerings while it holds the warrant or shares received upon exercise of the warrant. The Company cannot predict whether or when Google may undertake any public offering of its equity securities or what value or percentage of equity the warrant or shares underlying the warrant may represent if Google does undertake a public offering.

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner’s Filmed Entertainment companies was approximately $3.9 billion at December 31, 2003, and approximately $3.3 billion at December 31, 2002, including amounts relating to the licensing of film product to Time Warner’s Networks segment of approximately $740 million at December 31, 2003 and $850 million at December 31, 2002.

      Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 10 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. Of the approximately $3.9 billion of backlog relating to the Filmed Entertainment segment as of December 31, 2003, Time Warner has recorded $500 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the backlog securitization facility and other advanced payments. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

MARKET RISK MANAGEMENT

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

      Time Warner has entered into variable-rate debt that, at December 31, 2003, had an outstanding balance of $2.575 billion. Based on Time Warner’s variable-rate obligations outstanding at December 31, 2003, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner’s annual interest expense and related cash payments by approximately $6 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of approximately $3 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

      Time Warner has entered into fixed-rate debt that, at December 31, 2003, had an outstanding balance of $22.485 billion and a fair value of $25.190 billion. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2003, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $463 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

      From time to time, the Company uses interest rate swaps to strategically manage the fixed to floating rate balance of its debt portfolio. Under the interest rate swap contract, the company agrees to receive a fixed rate payment (in most cases equal to the stated coupon rate of the bond being hedged) for a floating rate payment. The net payment on the swap is exchanged at a specified interval that usually coincides with the bonds underlying coupon payment on the agreed upon notional amount.

      During the fourth quarter of 2003, the Company entered into interest rate swaps with a notional face amount of $300 million to hedge the fair value of certain of its fixed rate debt. The swaps, which mature at different dates ranging from August 2004 to June 2005, effectively convert the fixed rate debt to variable rate instruments indexed to LIBOR. These swaps have been designated as a fair value hedge of the changes in fair value of the Company’s fixed rate debt, attributable to changes in benchmark interest rates. As key terms of the swap match the debt they are intended to hedge, changes in the fair value of the swap are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. The fair value of these swaps at December 31, 2003 was not material.

      The Company monitors its positions with, and the credit quality of, the financial institutions, which are party to any of its financial transactions. Credit risk related to interest rate swaps is considered low because swaps are entered into with strong creditworthy counterparties and are limited to the net interest payments due/payable for the remaining life of the swap.

Foreign Currency Risk

      Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge all or certain film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen and Euro, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing eighteen-month period (the “hedging period”). At December 31, 2003, Time Warner had effectively hedged approximately 70% of the estimated net foreign currency exposures that relate principally to anticipated cash flows for royalties and license fees to be remitted to the U.S. over the ensuing hedging period. The hedging period for royalties and license fees covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign denominated cash revenues back into U.S. dollars. Therefore, the hedging period covers an eighteen-month period. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months providing continuing coverage throughout the hedging period. At December 31, 2003, Time Warner had contracts for the sale of $3.544 billion and the purchase of $1.934 billion of foreign currencies at fixed rates, including net contracts for the sale of $692 million of the British Pound, $633 million of the Euro and $152 million of the Japanese Yen. At December 31, 2002, Time Warner had contracts for the sale of $975 million and the purchase of $911 million of foreign currencies at fixed rates, including net contracts for the sale of $74 million of Japanese yen and $156 million of the Euro, and net contracts for the purchase of $190 million of the British pound.

      Based on the foreign exchange contracts outstanding at December 31, 2003, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2003 would result in approximately $81 million of net unrealized losses. Conversely, a 5% appreciation of the U.S. dollar would result in approximately $81 million of net unrealized gains. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

      The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2003, the Company had $396 million of cost-method investments, primarily relating to private equity securities, $775 million of fair value investments (including $732 million of investments in unrestricted public equity securities held for purposes other than trading and $43 million of equity derivative instruments) and $2.486 billion of investments accounted for using the equity method of accounting.

      In recent years, Time Warner experienced significant declines in the value of certain investments. As a result, the Company has recorded non-cash pretax charges of $204 million in 2003, $2.199 billion in 2002 and $2.528 billion in 2001. These charges were primarily to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting that had experienced other-than-temporary declines in value. In addition, these charges reflect market fluctuations in equity derivative instruments, which resulted in gains of $8 million in 2003, gains of $13 million in 2002 and losses of $49 million in 2001 (Note 7). While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

future broad declines in value. See Note 7 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

      The SEC considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of Time Warner and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors. For a summary of all of the Company’s significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

Revenue Recognition

      Two areas related to revenue recognition that incorporate significant judgment and estimates by management are the accounting for multiple-element transactions and gross versus net revenue recognition. See Note 1 for additional discussion.

Multiple-Element Transactions

      Multiple-element transactions within Time Warner fall broadly into two categories:

1.	Contemporaneous purchases and sales. In these transactions, the Company is selling a product or service (e.g., advertising services) to a customer and at the same time purchasing goods or services from that customer or making an investment in that customer; and

2.	Sales of multiple products or services. In these transactions, the Company is selling multiple products or services to counterparties.

Contemporaneous Purchases and Sales

      In the normal course of business, Time Warner enters into transactions in which it is purchasing a product or service and/or making an investment in a vendor and at the same time it is negotiating a contract for the sale of advertising to the vendor. In prior periods, the accounting judgments associated with these transactions were most significant to the Company’s AOL and Cable segments. Specifically, the AOL segment often negotiated for the sale of advertising at the same time as it purchased goods or services or made an investment in a counterparty. Similarly, when negotiating programming arrangements with cable networks, the Company’s Cable segment may negotiate for the sale of advertising to the cable network.

      These arrangements may be documented in one contract or may be documented in two separate contracts; whether there are one or two contracts, these arrangements generally are negotiated simultaneously. In accounting for these arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”);

•	Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”); and

•	EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”).

      The Company accounts for each transaction that has been negotiated simultaneously based on the respective fair values of the goods or services purchased and the goods or services sold. If the Company is

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

unable to determine the fair value of one or more of the elements being purchased, then revenue recognition is limited to the total consideration received for the products or services sold less the amounts paid that can be supported. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer, but fair value for the software cannot be reliably determined, the Company would limit the amount of revenue recognized related to the advertising sold to $8 million and would ascribe no value to the software acquisition. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer, and the fair value for the equity investment is determined to be $2 million, the Company would recognize revenue in the amount of the advertising sold of $10 million and would ascribe $2 million to the equity investment. Accordingly, the judgments made regarding fair value in accounting for these arrangements impact the amount and period in which revenues, expenses and net income are recognized over the term of the contract.

      In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions. For example, in determining the fair value of a non-publicly-traded equity security purchased at the same time the Company sells goods or services to an investee, the Company would evaluate what other investors have paid in the most recent round of financings with the investee. If the investment is publicly traded, fair value would be determined by reference to quoted market prices. In addition, the stated terms of a transaction are considered to be at fair value to the extent that the Company has received price protection in the form of “most favored nation” clauses or similar contractual provisions, which are generally indicative of fair value.

      Further, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction may provide support for the fair value of the other element of a transaction. For example, if the Company sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment would implicitly support the fair value of the advertising sold since there are only two elements in the arrangement.

      During 2003, the extent of such arrangements has declined at both the AOL and cable segments. However, the Company encountered similar judgments in accounting for certain disposition transactions during 2003. Specifically, the Company encountered similar judgments in the following transactions:

•	Sale of Investment in Comedy Central. Contemporaneous with the sale of its 50% interest in Comedy Central to Viacom, the Company’s Cable segment entered into a long-term programming arrangement with Comedy Central. In accounting for the sale, the Company recorded a one-time gain of $513 million in other income. In contrast, the programming arrangement will be recorded as an expense in operating income over the life of the arrangement. The key judgment is ensuring that both the sale and programming arrangement are at fair value terms.

•	Sale of Music Manufacturing Operations. Contemporaneous with the sale of its Music manufacturing operations to Cinram (for $1.05 billion), the Company entered into a long-term arrangement where Cinram will manufacture DVDs for the Company over a six-year period. In accounting for the sale, the Company recorded a one-time gain of approximately $560 million in discontinued operations. In contrast, the costs incurred under the manufacturing arrangement will be recorded as an expense in operating income over the life of the arrangement. The key judgment is ensuring that both the sale and manufacturing arrangement are at fair value terms.

•	Announced Sale of Winter Sports Team Operations. Contemporaneous with the announced sale of the winter sports team assets, the Company entered into an arrangement with the buyer whereby its cable network operations would license the right to telecast games over a six-year period. In accounting for the sale, the Company will record a one-time gain/loss in operating income. In contrast, the costs incurred under the licensing arrangement will be recorded as an expense in operating income over the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

life of the arrangement. The key judgment is ensuring that both the sale and licensing arrangement are at fair value terms.

•	Sale of Time Life Operations. Contemporaneous with the sale of the Time Life operations, the Company entered into arrangements whereby the buyer would license the right to use the Time Life name for a ten-year period (with an additional ten year renewal option) and would secure fulfillment services from Time Inc. in Europe over a five-year period. In accounting for the sale, the Company recorded a one-time loss of $29 million in operating income. In contrast, the amounts received under the licensing and fulfillment arrangements will be recorded as Other revenue as they relate to the licensing of the Time Life name, and as a reduction of expenses over the life of the arrangement as they relate to the fulfillment services agreement. The key judgment is ensuring that the sale, licensing and fulfillment arrangements are at fair value terms.

      In each of these transactions, based on a thorough review of fair value evidence, the Company concluded that the stated terms of each transaction represented fair value, and accordingly, the Company accounted for each contract separately based on its stated terms.

Sales of Multiple Products or Services

      The Company’s policy for revenue recognition in instances where there are multiple deliverables being sold at the same time to the same counterparty is in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of the transaction, the Company generally recognizes advertising revenue on a straight-line basis over the term of the agreement. For example, the AOL division might enter into an agreement to provide a customer with advertising, a co-developed web site and technology development services. Because the AOL division is providing multiple services, and if objective fair value was not available, the revenue from this transaction would be recorded on a straight line-basis over the term of the agreement.

Gross Versus Net Revenue Recognition

      In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue encountered in these arrangements is whether the Company should report revenue based on the “gross” amount billed to the ultimate customer or on the “net” amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues less expenses) is reflected in operating income. Accordingly, the impact on operating income is the same whether the Company records the revenue on a gross or net basis. For example, if the Company’s Filmed Entertainment segment distributes a film to a theater for $15 and remits $10 to the independent production company, representing their share of proceeds, the Company must determine if the Filmed Entertainment segment should record gross revenue from the theater of $15 and $10 of expenses or if they should record as revenue the net amount recognized of $5. In either case, the impact on operating income is $5.

      Determining whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as the “principal” in a transaction or acting an “agent” in the transaction. To the extent that the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. To

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the extent that the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.

      In determining whether the Company serves as principal or agent in these arrangements, the Company follows the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to such guidance, the Company serves as the principal in transactions in which it has substantial risks and rewards of ownership. Indicators that the Company has substantial risks and rewards of ownership are as follows:

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

      Conversely, pursuant to EITF 99-19, the Company serves as agent in arrangements where the Company does not have substantial risks and rewards of ownership. Indicators that the Company does not have substantial risks and rewards of ownership are as follows:

•	The supplier (not the Company) is responsible for providing the product or service to the customer;
•	The supplier (not the Company) has latitude in establishing prices;
•	The amount the Company earns is fixed; and
•	The supplier (not the Company) has credit risk.

      Specifically, the Company has the following examples of arrangements where it is an intermediary or uses an intermediary:

•	The Filmed Entertainment segment distributes films on behalf of independent film producers. The Filmed Entertainment segment will typically provide motion picture distribution services for an independent production company in the worldwide theatrical, home video and television markets. The arrangement will generally cover multiple films that the independent film company has produced and owns the underlying copyright thereto. In addition, the independent film company will work collaboratively with the Filmed Entertainment segment over the distribution, marketing, advertising and publicity of each film in all media, including the timing and extent of the theatrical releases, the pricing and packaging of home video units and approval of all television licenses. The Filmed Entertainment segment has recorded the revenue generated in these distribution arrangements on a gross basis as it is the primary obligor because it is the merchant of record for the licensing arrangements, is the licensor/contracting party, provides the film materials to licensees and handles the billing and collection of all amounts due under such arrangements.

•	The Publishing segment utilizes subscription agents to generate magazine subscriptions. One of the ways the Publishing segment generates magazine subscriptions is through the use of subscription agencies whereby the agent secures subscriptions and, in exchange, receives a percentage of the subscription price. The Publishing segment has recorded subscription revenue generated by the agent net of any fees paid to the agent because the subscription agent has the primary contact with the customer, performs all of the billing and collection activities and passes the net proceeds from the subscription to the Publishing segment after removing the agent’s commission.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	The AOL segment sells advertising on behalf of third parties. Oftentimes, AOL will sell advertising on a public website (outside of the AOL service) on behalf of a third party. Generally, AOL records revenue generated from such sales on a gross basis. In other words, AOL records as revenue the proceeds received from the advertiser and records as expense the amount paid to the third-party owner of the website because AOL is responsible for identifying and contracting with third-party advertisers, establishing the selling price of the inventory, serving the advertisements at AOL’s cost and expense, performing all billing and collection activities and bearing sole liability for fulfillment of advertising.

•	The Cable segment bills for reimbursement of taxes paid to franchising authorities. Included in the monthly bill to the Cable segment’s customer is a line item identifying the reimbursement of taxes being paid by the cable company to the franchising authorities. The Cable segment includes in its determination of revenues the amounts received from the customer representing a reimbursement of franchise taxes paid by the cable company to the franchising authorities because the Cable segment is considered to be the primary obligor with respect to the customer purchasing the service and is assuming the credit risk (i.e., would still be required to remit the tax if the customer does not pay).

Investment Impairments

      The Company’s investments consist of fair value investments, including available-for-sale securities, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. See Note 7 for additional discussion. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is subjective in nature and dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., intent to sell the security in the near term and the fair value is below the Company’s cost basis).

      For investments accounted for using the cost or equity method of accounting, management evaluates information available to it (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all-inclusive and management weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

      While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience future broad declines in value. As of December 31, 2003, the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Company had certain investments for which the fair value of the investment was below carrying value totaling $1 million, but the Company had determined that the decline in value was temporary. Assuming that the fair values of these investments remain at their current levels, and assuming no change in any qualitative factors regarding these investments, the Company would expect to record additional impairment charges of approximately $1 million over the first six months of 2004.

Accounting for Goodwill and Other Intangible Assets

      The Company follows the provisions of FAS 142, which requires that goodwill, and certain other intangible assets deemed to have an indefinite useful life, be assessed for impairment using fair value measurement techniques. Pursuant to FAS 142, goodwill impairment is determined using a two-step process. See Notes 1 and 2 for additional discussion.

      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

      The Company’s annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge for 2003. In order to evaluate the sensitivity of the fair value calculations of the Company’s reporting units on the impairment calculation, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would result in a first step indication of impairment on the Cable ($1.90 billion), Turner ($1.05 billion), WB Network ($25 million), Time Inc. ($230 million) and the Book Group ($15 million) reporting units. A second step impairment evaluation would need to be performed to determine if goodwill is impaired and to determine the amount of any impairment. In addition, a hypothetical 10% decrease to the fair values of indefinite lived intangible assets would result in an impairment of indefinite lived intangible assets at Cable ($360 million, franchises), Warner Bros. ($15 million, trademarks), Turner ($15 million, franchises) and Time Inc. ($50 million, trademarks).

Consolidation of Partially Owned Entities and Affiliates

      The evaluation of whether a partially owned entity or an affiliate is required to be consolidated involves judgment. The Company considers its ownership interest in the investee, its own voting interest and the voting interests and other rights of other shareholders when making a determination of whether or not to consolidate an investee. During 2003, the FASB issued FIN 46, which requires that VIEs be consolidated if certain criteria are met. As discussed above, the Company has adopted the provisions of FIN 46, effective July 1, 2003, for those VIEs representing lease-financing arrangements with SPEs. The Company has elected to defer the adoption of FIN 46 until March 31, 2004, for its equity investments and joint venture arrangements that may require consolidation pursuant to FIN 46. See the Transactions Affecting Comparability of Results of Operations above and Note 1 to the consolidated financial statements for additional discussion of the current and future impact of the adoption of FIN 46 on the financial statements. A VIE can include certain joint

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

venture and equity investment structures. FIN 46 provides that the primary beneficiary of a VIE is required to consolidate the VIE’s operations.

      The determination of whether or not an investee, joint venture arrangement or similar entity is a VIE is detailed and complex, and requires significant judgment in application of the rules. In determining if an entity is a VIE, FIN 46 requires an evaluation as to whether the equity of the entity is sufficient to absorb the expected losses of that entity. This evaluation requires the consideration of qualitative factors and various assumptions, including expected future cash flows and funding needs. Even if the entity’s equity is determined to be sufficient to absorb expected losses, the rules provide that in certain circumstances there needs to be a qualitative assessment whether “substantially all” the benefits of the entity are for the benefit of one of the variable interest holders. In such circumstances the entity would be deemed a VIE. The Company had variable interest in two entities deemed to be VIEs for which the Company is not considered the primary beneficiary. At December 31, 2003, these two entities had total assets of approximately $50 million and total liabilities of approximately $5 million. In addition, in 2003, they had total revenues of approximately $126 million and a net loss of approximately $103 million.

      Similarly, determining who is the primary beneficiary requires the application of judgment. In determining who is the primary beneficiary of a VIE, various assumptions as to the fair value of all variable interests must be evaluated. Specifically, the identification of variable interests requires an economic analysis of the rights and obligations of an entity’s assets, liabilities, equity, and other contracts and determining who holds the majority of the variable interests.

Accounting for Pension Plans

      Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The Company recognized pension expense of $202 million in 2003, $94 million in 2002 and $64 million in 2001. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the discount rate and the rate of compensation increases. See Notes 1 and 15 for additional discussion. The determination of these assumptions is discussed in more detail below.

      The Company’s expected long-term rate of return on plan assets used to compute 2003 pension expense was 8%. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of earnings, discussions with portfolio managers and comparisons with similar companies. The expected long-term rate of return is based on an asset allocation assumption of 75% equities and 25% fixed-income securities, which approximated the actual allocation as of December 31, 2003. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $4 million in 2003.

      The Company used a discount rate of 6.75% to compute 2003 pension expense. The discount rate was determined by comparison against ten-year corporate bond rates. A decrease in the discount rate of 25 basis points, from 6.75% to 6.50%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $15 million in 2003.

      The Company used an estimated rate of future compensation increases of 4.5% to compute 2003 pension expense. An increase in the rate of 25 basis points while holding all other assumptions constant would have resulted in an increase in the Company’s pension expense of approximately $5 million in 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Filmed Entertainment Revenues and Costs

      The Company accounts for film costs, as well as related revenues, in accordance with the guidance in Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). See Note 1 for additional discussion. An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, while a film is being produced and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred including exploitation costs, in order to determine whether the value of a film has been impaired and thus requires an immediate write-off of unrecoverable film costs. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. Similarly, the recognition of participations and residuals is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

      Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film, prerelease market research (including test market screenings) and the expected number of theaters at which the film will be released. Management updates such estimates based on information available on the progress of the film production and, upon release, the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would understate the amortization of capitalized film costs for the period. Since the amount of capitalized film cost to be amortized for a given film is fixed, the estimate of ultimate revenues impacts only the timing of film cost amortization. However, since participation and residuals costs are generally based on the financial results of a film, a reduction in estimated ultimate film revenue would similarly reduce the recognition of participation and residual costs.

Sales Returns and Uncollectible Accounts

      One area of judgment affecting reported revenue and net income is management’s estimate of product sales that will be returned and the amount of receivables that will ultimately be collected. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of Time Warner’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return. See Note 1 for additional discussion.

      Similarly, management evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts, and an analysis of receivables aging that determines the percent that has historically been uncollected by aged category. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $2.079 billion and $2.085 billion have been established at December 31, 2003 and 2002, respectively. Total gross accounts receivable were $6.987 billion and $6.931 billion at December 31, 2003 and 2002, respectively. See Note 1 for additional discussion.

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

      The Company’s America Online business faces substantial competition in maintaining and growing its subscriber base, in developing compelling products and services, and in increasing revenues from sources other than fees for the AOL service, and if America Online is unable to meet its competitive challenges, the Company’s financial results could be adversely affected. During the last several years, the online services industry has been changing from one in which the only way for a household to access the Internet was through narrowband (i.e., telephone “dial-up”) Internet access provided by Internet service providers to one in which households can access the Internet through a variety of connection methods, such as cable modems, DSL or wireless connections offered by a number of different providers, including Internet service providers, cable companies and telephone and other telecommunications companies. As a result, significant price and service competition exists. Due to this increased competition, maintaining and growing the AOL service subscriber base and the fees charged the subscribers have become increasingly difficult. In 2003, America Online incurred losses in subscribers throughout the year, ending the year with fewer subscribers. The losses were due to a number of factors, including the maturing of the narrowband Internet access business and the significant competition America Online faces for subscribers both in the narrowband and broadband arenas, as well as actions taken during the year to remove non-paying subscribers pursuant to America Online’s strategy of focusing on member profitability.

      Since late 2002, America Online’s strategy has focused on improving and expanding its Internet products and services, including an enhancement or upgrade to the content and features provided through the flagship AOL service, and introducing premium services, as well as on reducing costs. The success of this strategy will depend on a number of factors, including sustained management focus, accurate forecasting of consumer preferences, and the ability to anticipate and keep up with technological developments. If America Online is unsuccessful, Time Warner’s financial condition, results of operations and cash flows could be adversely affected.

      With respect to “dial-up” narrowband Internet access, America Online faces significant competition from other Internet service providers, particularly those with low-price offerings. To meet this competition through ways other than price reductions, America Online has focused on improving the quality of features and content provided on its flagship AOL service to seek to attract and retain narrowband Internet users, including introducing customized services targeted for kids (KOL) and teens (RED). America Online has also introduced a lower-priced Internet service under the name Netscape Internet service to compete with the low-price ISPs. It is too early to determine whether these actions will be successful in retaining existing and attracting new narrowband subscribers.

      During 2003, America Online introduced its AOL for Broadband product with specialized content and features designed for subscribers with a broadband connection. America Online initially focused on offering a “bundled” service that combined the AOL service with high-speed Internet access provided by third-party broadband Internet access providers such as cable companies and telephone companies. Due primarily to lower prices charged by other broadband Internet access providers, as well as to address geographic areas in which it did not have arrangements with broadband Internet access providers, America Online has changed its strategy to a “Bring Your Own Access” strategy. Under this strategy, members purchase Internet access through another service provider and then subscribe to the AOL service at a monthly subscription fee that is lower than the price charged for the AOL service either with bundled broadband access or with unlimited dial-up access. For this BYOA strategy to be successful in maintaining and increasing subscribers, the AOL for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Broadband product must be compelling enough that users (whether they are existing AOL members who are moving from narrowband to broadband Internet service or new members) are willing to pay an additional fee on top of their Internet access cost for the AOL for Broadband product. While America Online has experienced a positive initial reaction to its BYOA broadband product, it believes it will need to continue to enhance the broadband product to differentiate it from and compete with the offerings from other broadband online services, and provide enough value and quality to attract and retain subscribers, and there is no assurance that America Online will be successful in doing so or will be able to do so at the current price levels.

      America Online expects to experience further declines in the number of subscribers and may experience increased volatility in its subscriber base. Each year, a significant portion of AOL members cancel their membership or are terminated by America Online either for non-payment of account charges or violation of one of the terms of service that apply to members (for example, sending spam e-mails or violating community guidelines in chat rooms). In addition, maintaining and growing the subscriber base is difficult because the larger the subscriber base, the greater the number of new subscribers required to offset those subscribers who cancel or are terminated. Before 2003, America Online had been able to attract sufficient new members to more than offset cancellations and terminations. In 2003, however, America Online did not register new members in numbers sufficient to replace the subscribers who cancel or are terminated. It expects the decline in subscribers to continue. America Online continues to test new price plans, service offerings and payment methods to identify effective ways to attract and retain members.

      America Online uses a variety of methods to retain members who are considering canceling the AOL service. At the end of 2003, America Online increased certain member retention efforts, which may have resulted in the retention of larger numbers of members and in an increase in the number of members in the fourth quarter as compared to the third quarter who are not currently being billed for the AOL service (“non-billed members”). Retention efforts are currently expected to continue, which may result in a further increase in the number of non-billed members. In addition, if America Online decreases its retention efforts, subscriber losses may increase.

      It is relatively early in the process of introducing the AOL for Broadband product and the BYOA pricing plans, and although the initial reaction has been positive, it may not be indicative of longer-term response rates. In addition, as AOL members test broadband Internet products and pricing plans, AOL may see subscriber shifts among various price plans. This movement could result in increases or decreases in the number of subscribers to various pricing plans, as well as change the relative mix of members in narrowband and broadband plans. Because AOL classifies its broadband and narrowband members on the basis of the price plan to which the member has agreed, rather than the connection speed or method, a member’s classification may not reflect the member’s actual connection method.

      America Online will need to develop other sources of revenues to offset the lower revenues from service fees expected to result from the decline in subscribers, the shift in strategy to a “BYOA” model, and the offering of the lower-priced Netscape Internet service to compete against other narrowband ISPs. As part of its strategy, America Online identified a number of methods to do this and has made progress on a number of these objectives, including the following:

•	moving AOL Europe to profitability during 2003;

•	reducing costs throughout its operations, especially those costs that relate to the size of the subscriber base such as network service costs, and expects to continue to be able to contain costs; and

•	introducing premium services that provide incremental revenues from members, such as the AOL Call Alert feature, AOL Voicemail, the subscription music service MusicNet, and the computer virus prevention service offered through McAfee.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Each of these objectives will require continued efforts to extend their success. America Online also must continue to focus on establishing, expanding and renewing relationships with advertisers and improving its advertising business. There have been management changes in that area in recent years, which have had some adverse impacts on its ability to achieve its goals of improving its online advertising business.

      In addition, since many of the premium services are offered via broadband, success with the premium services may depend on how successful the AOL for Broadband product is in the longer term. Revenues from premium services may be adversely affected by pressure to reduce prices for the services or to incorporate them into the standard AOL service offering rather than offering them separately as premium services due to competitors who may offer similar services over time at lower prices or at no additional charge as part of their standard offerings.

      America Online faces risks relating to the expiration of the Internet Tax Freedom Act and other tax risks related to changes in or interpretations of federal, state and local laws and regulations. The taxation of online and Internet access service providers is currently unsettled in many respects. In that regard, a number of proposals have been made at the federal, state and local levels that could impose taxes on Internet access. It is also possible that new interpretations of existing statutes could occur as taxing authorities consider these proposals. Further, the Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet access, expired in November 2003. At present, Congress is considering new legislation that could be enacted in 2004 with retroactive effect to November 1, 2003. If the legislation is not passed or if the provisions of this new legislation allow for increased levels of state taxing authority, America Online’s results of operations could be adversely impacted. In addition, future state and local tax laws or interpretations of existing laws imposing taxes on Internet access could also adversely impact America Online’s results of operations.

      The Company’s Cable segment has begun providing voice services over its cable systems and faces risks inherent to entering into a new line of business, from competition, and from regulatory actions or requirements. Time Warner Cable intends to roll out its Digital Phone service in most, if not all, of its operating divisions during 2004. Coordinating the roll-out of a product with which it has only limited operating experience may present significant challenges. First, although Time Warner Cable has conducted comprehensive tests of VoIP technology in two operating areas, it remains a relatively new technology. Furthermore, the Digital Phone service depends upon interconnections and services provided by certain third parties. Time Warner Cable may encounter unforeseen difficulties as it introduces the product in new operating areas or increases the scale of its offering in areas in which it has launched. Second, Time Warner Cable will face heightened customer expectations for the reliability of voice services as compared with video and high-speed data services. Time Warner Cable will need to undertake significant training of customer service representatives and technicians. If the service is not sufficiently reliable or Time Warner Cable otherwise fails to meet customer expectations, the Digital Phone business could be impacted adversely. Third, the competitive landscape for voice services is expected to be intense, with Time Warner Cable facing competition from other providers of VoIP services, as well as regional telephone companies, cellular telephone service providers, and others, including established long distance companies. The regional telephone companies have substantial capital and other resources, as well as longstanding customer relationships. Finally, the Company expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on the Cable segment’s voice business and operations.

      The voice services business may also present additional regulatory risks. It is unclear whether and to what extent traditional state and federal telephone regulations will apply to telephony services provided using VoIP technology. In addition, regulators could allow utility pole owners to charge cable operators offering voice

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

services higher rates for pole rental than is allowed for non-voice services. The FCC recently initiated a rulemaking proceeding on the regulatory approach to voice services utilizing VoIP technology, Congress is considering enacting new laws to govern it, there are court case addressing the proper regulatory treatment for the service, and there are rulemakings and various other proceedings under way at the state level. Therefore, the Company cannot be certain what impact regulation will have on the Digital Phone business.

      Ongoing investigations by the Securities and Exchange Commission and the Department of Justice and pending shareholder litigation could affect Time Warner’s operations. The SEC and the DOJ are investigating the Company’s financial reporting and disclosure practices. As of March 1, 2004, there were forty-one putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties pending against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that Time Warner made material misrepresentations and/or omissions of material facts in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. There are also actions filed by individual shareholders and bondholders pending in federal and state courts. The Company is unable to predict the outcome of the SEC and DOJ investigations and the pending shareholder litigation. The Company is incurring expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against the Company, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See “Other Key 2003 Developments — SEC and DOJ Investigations.”

      Technological developments may adversely affect the Company’s competitive position and limit its ability to protect its valuable intellectual property rights. Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and are subject to potential pressure from competitors as a result of their technological developments. For example:

•	The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies such as satellite and DSL; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high- speed data services, voice over Internet protocol and video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	The Company’s America Online business may be adversely affected by competitors’ abilities to more quickly develop new technologies, including more compelling features/functionalities and premium services for Internet users, and by the uncertainty of the costs for obtaining rights under patents that may cover technologies and methods used to deliver new services; and

•	The Company’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products, technological developments that facilitate the theft and unlawful distribution of the Company’s copyrighted works in digital form, including via the Internet, and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights.

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

      Additionally, Time Warner operates in highly competitive, consumer-driven and rapidly changing media, entertainment and Internet businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and could also cause actual results to differ materially from those contained in the forward-looking statements, including those identified in Time Warner’s other filings with the SEC and the following:

      For Time Warner’s AOL businesses:

•	the ability to successfully implement its business strategy;

•	the ability to develop new products and services to remain competitive;

•	the ability to differentiate its products and services from its competitors;

•	the ability to develop, adopt or have access to new technologies;

•	the ability to successfully implement its broadband and multiband strategy;

•	the ability to have access to distribution channels controlled by third parties;

•	the ability to manage its subscriber base profitably;

•	the ability to provide adequate server, network and system capacity;

•	the risk of unanticipated increased costs for network services, including increased costs and business disruption resulting from the financial difficulties being experienced by a number of AOL’s network service providers, such as MCI;

•	increased competition from providers of Internet services, including providers of broadband access;

•	the ability to attract more traditional advertisers to the online advertising medium;

•	the ability to maintain or renew existing advertising or marketing commitments, including the ability to replace large multi-period advertising arrangements with shorter term advertising sales;

•	the risk that the online advertising industry will not improve at all or at a rate comparable to improvements in the general advertising industry;

•	the ability to maintain or enter into new electronic commerce, marketing or content arrangements;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	risks associated with foreign currency exchange rates;

•	the risks from changes in U.S. and international regulatory environments affecting interactive services; and

•	the ability to reduce losses at the international businesses that are still unprofitable.

      For Time Warner’s cable business:

•	more aggressive than expected competition, including price competition, from other distributors of video programming, including direct to home satellite distributors and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of high-speed data services, including DSL, satellite and terrestrial wireless distributors and from competitors using new technologies;

•	greater than expected increases in programming or other costs, including costs of new products and services, or difficulty in passing such costs to subscribers;

•	increases in government regulation of video programming rates, the programming it must carry or other terms of service;

•	government regulation of other services, such as high-speed data and voice services;

•	government regulation that dictates the manner in which it operates its cable systems or determines what products to offer, such as the imposition of “forced access” rules or common carrier requirements;

•	increased difficulty in obtaining franchise renewals;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital video service, high-speed data service, voice service or video-on-demand, to appeal to enough subscribers or to be available at prices subscribers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers;

•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately; and

•	unanticipated funding obligations relating to its cable joint ventures.

      For Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that facilitate theft and unlawful distribution of the Company’s copyrighted works and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the ability to develop successful business models for the secure delivery of filmed entertainment products in a digital environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;

•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers and increased competition in viewership for broadcast programming due to the increasing number of cable and pay television services;

•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets and the ability to maintain key distribution deals in certain geographic markets; and

•	the ability to maintain an ad supported commercial television model in the face of challenges posed by increased consumer usage of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.

      For Time Warner’s network businesses:

•	greater than expected news gathering, programming or production costs;

•	increased resistance by cable and satellite distributors to wholesale price increases;

•	the negative impact on premium programmers of greater than anticipated basic cable rate increases to consumers;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cyclicality and to new media technologies;

•	the negative impact of further consolidation of multiple-system cable operators;

•	theft and unlawful distribution of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership due to an increased number of programming services and/or the increased popularity of alternatives to television.

      For Time Warner’s print media and publishing businesses:

•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new sources of circulation;

•	unanticipated increases in paper, postal and distribution costs;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel;

•	risks associated with foreign currency exchange rates;

•	changes in government regulation of consumer marketing;

•	receipt of information identifying debit card purchasers which may require changes in payment acceptance procedures for such purchasers, which could decrease subscription renewals; and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

      For Time Warner generally, the overall financial strategy, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, the impact of terrorist acts and hostilities in Iraq and elsewhere in the world, increased expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against Time Warner, as well as the risk of costs associated with judgments in or settlements of such matters, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at its segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET
December 31,
(millions)

	2003	2002

ASSETS
Current assets
Cash and equivalents	$3,040	$1,730
Receivables, less allowances of $2.079 and $2.085 billion	4,908	4,846
Inventories	1,390	1,376
Prepaid expenses and other current assets	1,255	1,130
Current assets of discontinued operations	1,675	1,753

Total current assets	12,268	10,835
Noncurrent inventories and film costs	4,465	3,739
Investments, including available-for-sale securities	3,657	5,094
Property, plant and equipment	12,559	11,534
Intangible assets subject to amortization	4,229	4,189
Intangible assets not subject to amortization	39,656	36,355
Goodwill	39,459	36,986
Other assets	2,858	2,418
Noncurrent assets of discontinued operations	2,632	4,368

Total assets	$121,783	$115,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,629	$2,244
Participations payable	1,955	1,689
Royalties and programming costs payable	778	600
Deferred revenue	1,175	1,159
Debt due within one year	2,287	155
Other current liabilities	6,120	5,887
Current liabilities of discontinued operations	1,574	1,730

Total current liabilities	15,518	13,464
Long-term debt	23,458	27,354
Deferred income taxes	13,291	9,803
Deferred revenue	1,793	1,839
Mandatorily convertible preferred stock	1,500	—
Other liabilities	3,883	3,867
Minority interests	5,401	5,038
Noncurrent liabilities of discontinued operations	901	1,336
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
Time Warner common stock, $0.01 par value, 4.365 and 4.305 billion shares outstanding	44	43
Paid-in capital	155,578	155,134
Accumulated other comprehensive loss, net	(291)	(428)
Accumulated deficit	(99,295)	(101,934)

Total shareholders’ equity	56,038	52,817

Total liabilities and shareholders’ equity	$121,783	$115,518

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2003	2002	2001

Revenues:
Subscriptions	$20,448	$18,959	$15,657
Advertising	6,182	6,299	6,869
Content	11,446	10,216	8,654
Other	1,489	1,840	2,327

Total revenues(a)	39,565	37,314	33,507
Costs of revenues(a)	(23,285)	(22,116)	(18,789)
Selling, general and administrative(a)	(9,862)	(8,835)	(7,486)
Merger and restructuring costs	(109)	(327)	(214)
Amortization of intangible assets	(640)	(557)	(6,366)
Impairment of goodwill and other intangible assets	(318)	(44,039)	—
Net gain on disposal of assets	14	6	—

Operating income (loss)	5,365	(38,554)	652
Interest expense, net(a)	(1,844)	(1,758)	(1,316)
Other income (expense), net	1,210	(2,447)	(3,458)
Minority interest income (expense)	(214)	(278)	46

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	4,517	(43,037)	(4,076)
Income tax provision	(1,371)	(412)	(145)

Income (loss) before discontinued operations and cumulative effect of accounting change	3,146	(43,449)	(4,221)
Discontinued operations, net of tax	(495)	(1,012)	(713)

Income (loss) before cumulative effect of accounting change	2,651	(44,461)	(4,934)
Cumulative effect of accounting change	(12)	(54,235)	—

Net income (loss)	$2,639	$(98,696)	$(4,934)

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.70	$(9.75)	$(0.95)
Discontinued operations	(0.11)	(0.23)	(0.16)
Cumulative effect of accounting change	—	(12.17)	—

Basic net income (loss) per common share	$0.59	$(22.15)	$(1.11)

Average basic common shares	4,506.0	4,454.9	4,429.1

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.68	$(9.75)	$(0.95)
Discontinued operations	(0.11)	(0.23)	(0.16)
Cumulative effect of accounting change	—	(12.17)	—

Diluted net income (loss) per common share	$0.57	$(22.15)	$(1.11)

Average diluted common shares	4,623.7	4,454.9	4,429.1

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenue	$346	$652	$673
Costs of revenues	(169)	(126)	(291)
Selling, general and administrative	26	21	10
Interest income, net	19	13	30

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2003	2002	2001

OPERATIONS
Net income (loss)(a)	$2,639	$(98,696)	$(4,934)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	12	54,235	—
Depreciation and amortization	3,140	2,763	8,019
Impairment of goodwill and other intangible assets	318	44,039	—
Amortization of film costs	2,584	2,536	2,380
Loss on writedown of investments	212	2,212	2,532
Gain on sale of investments, net	(810)	(136)	(34)
Equity in losses of investee companies and cash distributions	154	366	881
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(310)	139	(1,169)
Inventories	(3,332)	(2,478)	(2,845)
Accounts payable and other liabilities	(120)	346	(2,452)
Other balance sheet changes	1,269	55	1,457
Adjustments relating to discontinued operations	845	1,651	1,446

Cash provided by operations	6,601	7,032	5,281

INVESTING ACTIVITIES
Acquisition of Historic TW cash and equivalents	—	—	690
Investments in available-for-sale securities	—	—	(527)
Other investments and acquisitions, net of cash acquired	(570)	(7,617)	(3,500)
Investments and acquisitions of discontinued operations	(52)	(162)	(150)
Capital expenditures and product development costs from continuing operations	(2,761)	(2,843)	(3,047)
Capital expenditures of discontinued operations	(126)	(386)	(574)
Investment proceeds from available-for-sale securities	1,077	187	30
Other investment proceeds	2,509	361	1,821

Cash provided (used) by investing activities	77	(10,460)	(5,257)

FINANCING ACTIVITIES
Borrowings	2,492	23,535	10,692
Debt repayments	(7,230)	(18,984)	(9,900)
Redemption of redeemable preferred securities of subsidiaries	(813)	(255)	(575)
Proceeds from exercise of stock options	372	297	926
Current period repurchases of common stock	—	(102)	(3,031)
Dividends paid and partnership distributions of discontinued operations, net	—	(11)	(59)
Dividends paid from continuing operations	—	—	(4)
Principal payments on capital leases	(178)	(61)	—
Other	(11)	20	36

Cash (used) provided by financing activities	(5,368)	4,439	(1,915)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,310	1,011	(1,891)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,730	719	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$3,040	$1,730	$719

(a)	Includes net loss from discontinued operations of $495 million in 2003, $1.012 billion in 2002 and $713 million in 2001.

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

			Retained
			Earnings
	Common	Paid-In	(Accumulated
	Stock	Capital	Deficit)	Total

BALANCE AT DECEMBER 31, 2000	$24	$4,946	$1,757	$6,727
Shares issued in connection with the America Online-Historic TW Merger	19	146,411	—	146,430
Reversal of America Online’s deferred tax valuation allowance	—	4,439	—	4,439

Balance at December 31, 2000 adjusted to give effect to the America Online-Historical TW Merger	43	155,796	1,757	157,596
Net loss(a)	—	—	(4,934)	(4,934)
Foreign currency translation adjustments	—	—	(11)	(11)
Unrealized gains on securities, net of $2 million tax provision(a)	—	—	4	4
Realized and unrealized losses on derivative financial instruments, net of $3 million tax benefit	—	—	(5)	(5)

Comprehensive (loss)	—	—	(4,946)	(4,946)
Repurchases of Time Warner common stock	(1)	(3,045)	—	(3,046)
Shares issued pursuant to stock options, restricted stock, and benefit plans including $1.466 billion income tax benefit	2	2,421	—	2,423

BALANCE AT DECEMBER 31, 2001	44	155,172	(3,189)	152,027
Net loss	—	—	(98,696)	(98,696)
Foreign currency translation adjustments	—	—	(193)	(193)
Unrealized gains on securities, net of $37 million tax provision(b)	—	—	56	56
Realized and unrealized losses on derivative financial instruments, net of $10 million tax benefit	—	—	(21)	(21)
Reversal of unfunded accumulated benefit obligation, net of $213 million income tax benefit	—	—	(319)	(319)

Comprehensive (loss)	—	—	(99,173)	(99,173)
Repurchases of Time Warner Stock	—	(102)	—	(102)
Dilution of interest in Time Warner Entertainment Company, L.P., net of $276 million income tax impact	—	(414)	—	(414)
Shares issued pursuant to stock options, restricted stock, and benefit plans including $161 million income tax benefit	1	478	—	479

BALANCE AT DECEMBER 31, 2002	45	155,134	(102,362)	52,817
Net income	—	—	2,639	2,639
Foreign currency translation adjustments	—	—	(77)	(77)
Unrealized loss on securities, net of $34 million tax benefit(c)	—	—	(50)	(50)
Realized and unrealized losses on derivative financial instruments, net of $9 million tax benefit	—	—	(6)	(6)
Reversal of unfunded accumulated benefit obligation, net of $180 million income tax provision	—	—	270	270

Comprehensive income	—	—	2,776	2,776
Shares issued pursuant to stock options, restricted stock, and benefit plans including $25 million income tax benefit	1	444	—	445

BALANCE AT DECEMBER 31, 2003	$46	$155,578	$(99,586)	$56,038

(a)	Includes a $34 million pretax reduction (tax effect of $14 million) related to realized gains on the sale of securities in 2001 and an increase of $629 million pretax (tax effect of $251 million) related to impairment charges on investments that had experienced other-than-temporary declines. These charges are included in the 2001 net loss.

(b)	Includes a $34 million pretax reduction (tax effect of $14 million) related to realized gains on the sale of securities in 2002 and an increase of $738 million pretax (tax effect of $295 million) related to impairment charges on investments that had experienced other-than-temporary declines. These charges are included in the 2002 net loss.

(c)	Includes a $218 million pretax reduction (tax effect of $87 million) related to realized gains on the sale of securities in 2003 and an increase of $11 million pretax (tax effect $4 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2003 net income.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Description of Business

      Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company. Time Warner classifies its business interests into five fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video programming and high-speed data services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television and broadcast networks; and Publishing, consisting principally of magazine and book publishing. Financial information for Time Warner’s various business segments is presented in Note 17.

Basis of Presentation

Discontinued Operations

      As discussed in Note 5, on October 24, 2003, the Company completed the sale of its DVD and CD manufacturing business for $1.05 billion in cash and on November 24, 2003, the Company entered into a definitive agreement for the sale of its Warner Music Group’s (“WMG”) recorded music and music publishing businesses for $2.6 billion in cash and an option to reacquire a minority stake in the operations sold. This transaction closed on March 1, 2004. Upon the close of this latter transaction, the Company has disposed of its entire music business. Accordingly, the financial condition and results of operations of the Music segment have been reflected as discontinued operations for all periods.

      As discussed in Note 6, beginning in the third quarter of 2002, the Company’s results of operations have been adjusted to reflect the results of certain cable television systems held in the TWE-Advance/Newhouse Partnership (“TWE-A/N”) as discontinued operations for all periods presented herein. In addition, unless specifically noted, amounts disclosed in the notes to the consolidated financial statements are for continuing operations.

Recently Issued Accounting Principles

Exit and Disposal Activities

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of the provisions of FAS 146 did not have a material impact on the Company’s consolidated financial statements.

Multiple Element Arrangements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and did not have a material impact on the Company’s consolidated financial statements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consideration Received from a Vendor by a Customer

      In November 2002, the EITF reached a consensus on EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 apply to all agreements entered into or modified after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Company’s consolidated financial statements.

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”), which requires variable interest entities (“VIEs”), often referred to as special purpose entities (“SPEs”), to be consolidated if certain criteria are met. FIN 46 was effective upon issuance for all VIEs created after January 31, 2003, and effective July 1, 2003, for VIEs that existed prior to February 1, 2003. During 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) and delayed the required implementation date of FIN 46 for entities that are not SPEs until March 31, 2004.

      FIN 46 provides that the primary beneficiary of a VIE is required to consolidate the VIE’s operations. In determining if an entity is a VIE, FIN 46 requires one to evaluate whether the equity of the entity is sufficient to absorb its expected losses. This evaluation requires the consideration of qualitative factors and various assumptions, including expected future cash flows and funding needs. Even if the entity’s equity is determined to be sufficient to absorb expected losses, the rules provide that in certain circumstances there needs to be a qualitative assessment as to whether “substantially all” the benefits of the entity are for the benefit of one of the variable interest holders. In such circumstance the entity would be deemed a VIE.

      The Company has adopted the provisions of FIN 46 effective July 1, 2003, for those VIEs representing lease-financing arrangements with SPEs. Specifically, the Company has utilized these VIEs on a limited basis, primarily to finance the cost of certain aircraft and property, including the Company’s new corporate headquarters at Columbus Circle in New York City (the “Time Warner Center”) and a new production and operations support center for Turner Broadcasting System, Inc. (the “Turner Cable Networks”) in Atlanta (the “Turner Project”). As a result of initially applying the provisions of FIN 46 to its lease-financing arrangements with SPEs as of July 1, 2003, the Company consolidated net assets and associated debt of approximately $700 million. A majority of the $700 million in debt assumed was subsequently paid off. Additionally, the Company recognized a $12 million charge, net of tax, as the cumulative effect of adopting this new standard.

      The Company has elected to defer the adoption of FIN 46 until March 31, 2004, for its equity investments and joint venture arrangements that may require consolidation pursuant to FIN 46. The Company has determined that the application of FIN 46 to the Company’s equity investments and joint venture arrangements as of March 31, 2004, will result in the consolidation of the Company’s investment in America Online Latin America Inc. (“AOLA”). The Company does not believe that such consolidation will have a material impact on its operating results. The Company does not have any obligation to provide funding to AOLA’s operations. See Note 7 for additional discussion of AOLA.

Derivative Instruments

      In April 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and FASB Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 138”) . This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 requires that an issuer classify certain financial instruments as a liability because that financial instrument embodies an obligation of the issuer. The remaining provisions of FAS 150 expand the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity, depending on the nature of the relationship between the holder and the issuer. FAS 150 became effective for Time Warner in the third quarter of 2003 except for the provisions related to certain mandatorily redeemable noncontrolling interests, which has been deferred indefinitely as a result of Financial Staff Position 150-3. The adoption of the provisions of FAS 150 required the Company to reclassify $1.5 billion of mandatorily convertible preferred stock issued to Comcast Corp. (“Comcast”) in connection with Time Warner Entertainment Company, L.P.’s (“TWE”) restructuring (“TWE Restructuring”) from shareholders’ equity to liabilities in the accompanying consolidated balance sheet.

Investments

      In November 2003, the EITF reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on other-than-temporary impairments and its application to debt and equity investments and applies to investments in debt and marketable securities that are accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-01 requires additional disclosure of investments with unrealized losses. See Note 7 for additional discussion. The requirements are effective for fiscal years ending after December 15, 2003. The Company has expanded its disclosures based on this EITF.

Employers’ Disclosures about Pensions

      In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132R”). FAS 132R requires additional disclosure regarding certain aspects of pension plans including, but not limited to, asset and investment strategy, expected employer contributions and expected benefit payments. The disclosure requirements of FAS 132R were effective for financial statements of periods ending after December 15, 2003; therefore, the Company has modified its disclosures as required. See Note 15 for all disclosures required.

Summary of Significant Accounting Policies

Basis of Consolidation and Accounting for Investments

      The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, losses and cash flows of Time Warner and all entities in which Time Warner has a controlling voting interest (“subsidiaries”) and/or variable interest entities (“VIE”) required to be consolidated in accordance with accounting principles generally accepted in the United States. Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

      Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when Time

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warner owns between 20% and 50% of the investee. However, in certain circumstances, Time Warner’s ownership percentage exceeds 50% but the Company accounts for the investment using the equity method because the minority shareholders hold certain rights that allow them to participate in the day-to-day operations of the business.

      Under the equity method, only Time Warner’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only Time Warner’s share of the investee’s earnings (losses) is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows. In circumstances in which the Company’s ownership in an investee is in the form of a preferred security or otherwise senior security, Time Warner’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value (see below).

      Investments in companies in which Time Warner does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year (“available-for-sale investments”). If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net-of-tax, in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss) until the investment is sold or considered impaired (see below), at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both at-market-value investments and investments accounted for at cost are included in income when declared.

      The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions pursuant to the SEC’s Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.”

      Time Warner has certain accounts receivable facilities that provide for the accelerated receipt of cash on available accounts receivables. These securitization transactions are accounted for as sales in accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”), because the Company has relinquished control of the receivables. Since the Company has relinquished control over these receivables and does not control the trust that holds the receivables, the amounts held in these securitization facilities are not included in the consolidated financial statements of the Company.

Investment Impairments

      The Company’s investments consist of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances in which impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., there is a plan to sell the security in the near term and the fair value is below the Company’s cost basis).

      For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

Business Combinations

      Business combinations have been accounted for using either the purchase method or the pooling-of-interests method of accounting. The pooling method has been prohibited since July 1, 2001, when the Company adopted FASB Statement No. 141, “Business Combinations.” Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the effective date of acquisition. The cost to acquire companies, including transaction costs, have been allocated to the underlying net assets of the acquired company in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired has been recorded as goodwill. In certain purchase business combinations, the Company may review the operations of the acquired company and implement plans to restructure its operations. As a result, the Company may accrue a liability related to these restructuring plans using the criteria prescribed in EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The impact of accruing these liabilities in connection with a purchase business combination is that the related cost is reflected as a liability assumed in the acquisition and results in additional goodwill, as opposed to being included as a charge in the current period determination of income (Note 3).

Foreign Currency Translation

      The Company accounts for foreign currency translation in accordance with FASB Statement No. 52, “Foreign Currency Translation” (“FAS 52”). The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss).

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

      Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of anticipated revenues and cash flows from investments and the sale of future and existing consumer products, including publishing-related and home video product, as well as from the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

distribution of theatrical and television product, in order to evaluate the ultimate recoverability of accounts receivable, film costs, author advances and investments recorded as assets in the consolidated balance sheet. Accounts receivable and sales of product in the publishing industry, as well as sales of home video product in the filmed entertainment industry, are subject to customers’ rights to return unsold items. In addition, significant estimates have been used in accounting for uncollectible accounts receivable, business combinations accounted for using the purchase method of accounting and for impairments of goodwill and intangible assets.

      Management periodically reviews such estimates and it is reasonably possible that management’s assessment of recoverability of accounts receivable, individual films and television product, individual author advances, and investments may change based on actual results and other factors.

Revenues and Costs

AOL

      Subscription revenues are recognized over the period that services are provided. Advertising, Content and Other revenues are recognized as the services are performed or when the goods are delivered. AOL generates Advertising revenues by directly selling advertising or through transaction-based arrangements. Advertising revenue related to advertising sold by AOL is generally categorized into two types of contracts: standard and nonstandard. The revenues derived from standard advertising contracts, in which AOL provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. The revenues derived from nonstandard advertising contracts, which provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized, on a straight-line basis, over the term of the contract, provided AOL is meeting its obligations under the contract (e.g., delivery of impressions). In cases where refund arrangements exist, upon the expiration of the condition related to the refund, revenue directly related to the refundable fee is recognized on a straight-line basis over the remaining term of the agreement. Transaction-based arrangements generally involve arrangements in which AOL performs advertising and promotion through prominent display of a partner’s content on one of AOL’s services. As compensation for these services, AOL is paid a share of the partner’s advertising revenues. Advertising revenue related to these transaction-based arrangements is recognized when the amount is determinable (i.e., generally when performance reporting is received from the partner). Deferred revenue consists primarily of prepaid electronic commerce and advertising fees and monthly and annual prepaid subscription fees billed in advance.

      AOL enters into rebate and other promotional programs with its commerce partners. Between 1999 and 2002, AOL offered cash rebates to subscribers who agreed to subscribe for a defined period of time. AOL capitalizes the cost of these rebates and amortizes the amount on a straight-line basis as a reduction of revenues over the period in which services are performed, typically not to exceed three years. This treatment is consistent with the guidance in EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”). Capitalized rebates amounted to $7 million as of December 31, 2003, and $75 million as of December 31, 2002. Rebates considered current assets are included within Prepaid expenses and other current assets and amounted to $7 million as of December 31, 2003, and $63 million as of December 31, 2002. Rebates considered long-term are included within Other assets and amounted to $0 as of December 31, 2003, and $12 million as of December 31, 2002.

      For other promotional programs, in which consumers are typically offered a subscription to AOL’s subscription services at no charge as a result of purchasing a product from the commerce partner, AOL records Subscription revenue, based on net amounts received from the commerce partner, if any, on a straight-line basis over the term of the service contract with the subscriber.

      The accounting rules for advertising barter transactions require that historical cash advertising of a similar nature exist in order to support the recognition of advertising barter revenue. The criteria used by the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting rules used to determine if a barter and cash transaction are considered “similar” include circulation, exposure or saturation within an intended market, timing, prominence, demographics and duration. In addition, when a cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, the same cash transaction cannot serve as evidence of fair value for any other barter transaction. While not required by the accounting rules, AOL management adopted a more conservative policy by establishing an additional size criterion to the determination of “similar.” Pursuant to such criterion, beginning in the second quarter of 2003, an individual cash advertising transaction of comparable average value or higher value must exist in order for revenue to be recognized on an intercompany advertising barter transaction. Said differently, no intercompany advertising barter revenue is recognized if a cash advertising transaction of comparable average value or higher value has not been entered into in the past six months even if all of the other accounting criteria have been satisfied.

Cable

      Cable revenues are principally derived from video programming and high-speed data subscriber fees and advertising. Subscriber fees are recorded as revenue in the period that the service is provided, and Advertising revenues, including advertising purchased by programming vendors, are recognized in the period that the advertisements are exhibited. Video programming costs are recognized as the services are provided. Launch fees received by the Company from programming vendors are recognized as a reduction of expense over the life of the related programming arrangement. Fees received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction in marketing expense in the period that such reimbursements are received.

Publishing

      The unearned portion of paid magazine subscriptions is deferred until magazines are delivered to subscribers. Upon each delivery, a proportionate share of the gross subscription price is included in revenues, net of any fees paid to subscription agents. Also included and reported in Subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets and convenience and drugstores, which may or may not result in future subscription sales. Magazine Advertising revenues are recognized when the advertisements are published.

      In accordance with industry practice, certain products (such as magazines and books) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped, based on gross sales less a provision for future estimated returns and uncollectible accounts.

      Inventories of books and other merchandise are stated at the lower of cost or estimated realizable value. Cost is determined for paper inventory using the average cost method and for all other inventory using the first-in, first out method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost. See Note 9 for additional discussion of inventory.

Networks

      The Networks segment recognizes subscription revenue based on the per subscriber negotiated contractual programming rate for each multi-system operator (“MSO”) and the estimated number of subscribers at the respective MSO.

      In the normal course of business, the Networks segment enters into license agreements to acquire programming rights. An asset and liability related to these rights is created when (i) the cost of each program is reasonably determined, (ii) the program material has been accepted in accordance with the terms, and (iii) the program is available for its first showing or telecast. There are slight variations in the accounting depending on whether the network is advertising supported (e.g., TNT, TBS, The WB Television Network (“The WB Network”)) or not advertising supported (e.g., HBO).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      For advertising-supported networks, the Company’s general policy is to amortize the programming costs on a straight-line basis (or per play basis if greater) over the licensing period. There are, however, exceptions to this general rule. For example, because of the significance of the rights fees paid for sports programming licensing arrangements (i.e., NBA and MLB), programming costs are amortized using an income-forecast model, in which total revenue generated under the sports programming is estimated and the costs associated with this programming are amortized as revenue is earned based on the relationship that the programming costs bear to total estimated revenues, which approximates the pattern with which the network will utilize and benefit from providing the sports programming. In addition, based on historical advertising sales, the Company believes that, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. For the first airing of a television series (not previously run by any network), the Company ascribes substantially all of the programming costs to the initial airing of the television series, with little or none of the costs being ascribed to subsequent showings of the same series. Additionally, if the Company is licensing the right to air a movie multiple times over a certain period and the movie is being shown to the public for the first time on a Company network (a “Premiere Movie”), 35% of the licensing cost is amortized on the initial airing of the movie, with the remaining 65% amortized on a straight-line basis (or per play basis if greater) over the remaining licensing period. The determination of the amount of amortization to accelerate in the first showing versus subsequent showings has been determined based on a study of historical advertising sales for similar programming.

      For a premium cable network that is not advertising supported (e.g., HBO), programming costs are generally amortized on a straight-line basis in the year that the related shows are exhibited. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years, the Company uses historical audience performance as its basis for determining the amount of a film’s programming amortization attributable to each window.

      The Company records programming arrangements (e.g., film inventory, sports rights, etc.) at the lower of unamortized cost or estimated net realizable value. For broadcast television networks (e.g., The WB Network) whose sole revenue is advertising, the Company estimates the net realizable value of unamortized cost based on the estimated advertising that can be sold during the season in which the package of programming is aired. For cable networks (e.g., TBS, TNT, etc.), which earn both advertising and subscription revenues, the Company evaluates the net realizable value of unamortized cost based on the package of programming provided to the subscribers by the network. Specifically, in determining whether the programming arrangements for a particular network are impaired, the Company determines the net realizable value for all of the network’s programming arrangements based on a projection of the network’s estimated combined subscription revenues and advertising revenues. Similarly, given the premise that customers subscribe to a premium service because of the overall quality of its programming, the Company performs its evaluation of the net realizable value of unamortized programming costs based on the package of programming provided to the subscribers by the network. Specifically, the Company determines the net realizable value for all of its premium service programming arrangements based on projections of estimated subscription revenues.

Filmed Entertainment

      Feature films are produced or acquired for initial exhibition in theaters, followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is completed principally within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized on the date that video units are made widely available for sale or rental by retailers. Revenues from the distribution of theatrical

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

      Television films and series are initially produced for broadcast networks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets, as well as sold on home video (the secondary markets). Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited. Similar to theatrical home video sales, revenue from home video sales of television films and series, are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers.

      License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of the available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable are referred to as “backlog.”

      Inventories of theatrical and television product consist of videocassettes, DVDs and compact video discs and are stated at the lower of cost or net realizable value.

      Film costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films. Film costs principally consist of direct production costs, production overhead, development and pre-production costs, and are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amount of capitalized costs recognized as expense is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. Similarly, the recognition of expenses for participations and residuals is recognized upon the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. These estimates are revised periodically and losses, if any, are provided in full. See Note 9 for additional details of film costs.

      A portion of the costs to acquire Historic TW in 2001 and to acquire the remaining TWE content assets in 2003 was allocated to theatrical and television product, including purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized using the film-forecast method over twenty years. See Note 2 for additional details of Library costs.

Barter Transactions

      Time Warner enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. As previously discussed, the AOL division established an additional

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

criterion to its revenue recognition policy regarding intercompany advertising barter revenue. See the AOL section above for additional discussion. Barter transactions are not material to the Company’s consolidated statement of operations for any of the periods presented herein.

Multiple-Element Transactions

      Multiple-element transactions within Time Warner fall broadly into two categories:

1. Contemporaneous purchases and sales. In these transactions, the Company is selling a product or service (e.g., advertising services) to a customer and at the same time purchasing goods or services from that customer or making an investment in that customer; and

2. Sales of multiple products or services. In these transactions, the Company is selling multiple products or services to counterparties.

Contemporaneous Purchases and Sales

      In the normal course of business, Time Warner enters into transactions in which it is purchasing a product or service and/or making an investment in a vendor while at the same time negotiating a contract for the sale of advertising to the vendor. In prior periods, the judgments inherent in these transactions were most significant to the Company’s AOL and Cable segments. Specifically, the AOL segment often negotiated for the sale of advertising at the same time that it purchased goods or services or made an investment. Similarly, when negotiating programming arrangements with cable networks, the Company’s Cable segment may negotiate for the sale of advertising to the cable network.

      These arrangements may be documented in one or multiple contracts; whether there are one or multiple contracts, these arrangements are negotiated simultaneously. In accounting for these arrangements, we look to the guidance contained in the following authoritative literature:

•	Accounting Principles Bulletin (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”);
•	EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”); and
•	EITF 01-09

      The Company measures these transactions based on the respective fair values of the goods or services purchased and the goods or services sold. If the Company is unable to determine the fair value of one or more of the elements being purchased, then revenue recognition is limited to the total consideration received for the products or services sold less the amounts paid that can be supported. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer, but fair value for the software cannot be reliably determined, the Company would limit the amount of revenue recognized related to the advertising sold to $8 million. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer, but fair value for the equity investment is determined to be only $1 million, the Company would limit the amount of revenue recognized related to the advertising sold to $9 million. Accordingly, the judgments made regarding fair value in accounting for these arrangements impact the period revenues, expenses and net income over the term of the contracts.

      In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions. For example, in determining the fair value of a non-publicly traded equity security purchased at the same time the Company sells goods or a service to an investee, the Company would evaluate what other investors who do not have other contemporaneous transactions have paid in the most recent round of financings with the investee. If the investment is publicly traded, fair value would be determined by reference to quoted market prices. In addition, the stated

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terms of a transaction are considered to be at fair value to the extent that the Company has received price protection in the form of “most favored nation” clauses or similar contractual provisions, which are generally indicative of fair value.

      Finally, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction may provide support for the fair value of the other element of a transaction. For example, if the Company sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment would implicitly support the fair value of the advertising sold, since there are only two elements in the arrangement.

Sales of Multiple Products or Services

      The Company’s policy for revenue recognition in instances where there are multiple elements being sold at the same time to the same counterparty is in accordance with EITF 00-21. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each element of the transaction. If the Company has objective fair value evidence for each element of the transaction, then it accounts for each element of the transaction independently as it is being delivered based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of the transaction, the Company generally recognizes advertising revenue on a straight-line basis over the term of the agreement. For example, the AOL division might agree to place advertising for a customer, build brand awareness for the customer on the customer’s various websites and provide that the customer will be the exclusive provider of specified services to AOL subscribers. Since the AOL division is providing multiple services for which it is unable to determine the fair value of each element, the revenue from this transaction would be recorded on a straight-line basis over the term of the agreement.

Gross Versus Net Revenue Recognition

      In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Pursuant to EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” such transactions are recorded on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in a transaction or acting as an “agent” in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, records revenue on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent in the transaction and, accordingly, records revenue on a net basis. To the extent that revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expenses) is reflected in operating income. Accordingly, the impact on operating income is the same whether the Company records the revenue on a gross or net basis.

Advertising Costs

      Time Warner expenses advertising costs for theatrical and television product as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 00-2, “Accounting by Producers and Distributors of Films” (“SOP 00-2”). Other advertising costs, including advertising associated with the launch of new cable channels and products, are generally expensed upon the first exhibition of the advertisement in accordance with AICPA SOP 93-7, “Reporting on Advertising Costs.” Advertising expense was $4.678 billion in 2003, $4.271 billion in 2002 and $3.497 billion in 2001. In addition, the Company had deferred advertising costs of $17 million at December 31, 2003 and $25 million at December 31, 2002, which primarily related to prepaid advertising, which will be expensed upon first exhibition of the advertisement.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Equivalents

      Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Derivatives and Financial Instruments

      The Company accounts for derivative instruments in accordance with FAS 133, FAS 138 and FAS 149. These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. In addition, they provide that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company uses derivative instruments principally to manage the risk that changes in foreign currency exchange rates will affect the amount of unremitted or future royalties and license fees to be received from the sale of U.S. copyrighted products abroad, to manage the risk that changes in interest rates will affect the fair value of its debt obligations and to manage equity price risk in the Company’s investment holdings. See Note 16 for additional information regarding derivative instruments held by the Company and risk management strategies.

      The carrying value of Time Warner’s financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 10) and certain differences relating to investments accounted for at cost and other financial instruments that are not significant (Note 7). The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor, overhead and interest. Depreciation, which includes amortization of capital leases, is provided generally on the straight-line method over useful lives ranging up to forty years for buildings and related improvements and up to sixteen years for furniture, fixtures and other equipment. For cable television plant upgrades and cable converters and modems, depreciation is provided generally over useful lives of 3-16 and 3-5 years, respectively. Property, plant and equipment, including capital leases, consists of:

	December 31,

	2003	2002

	(millions)
Land and buildings	$2,484	$2,194
Cable television equipment	9,979	9,089
Furniture, fixtures and other equipment	5,596	4,536

	18,059	15,819
Less accumulated depreciation	(5,500)	(4,285)

Total	$12,559	$11,534

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets

      In accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” Time Warner capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in other assets in the accompanying consolidated balance sheet.

      AOL’s subscription services are comprised of various features, which contribute to the overall functionality of the services. AOL capitalizes costs incurred for the production of computer software that generates the functionality within its products. Capitalized costs typically include direct labor and related overhead for software produced by AOL, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible, as well as maintenance costs of established products, are expensed as incurred. All costs in the software development process that are experimental in nature are classified as research and development and are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. Included in cost of revenues are research and development costs totaling $139 million in 2003, $136 million in 2002 and $105 million in 2001. The total net book value of capitalized software costs was $295 million and $287 million as of December 31, 2003 and December 31, 2002, respectively.

Goodwill and Indefinite-Lived Intangible Assets

      As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television and sports franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increase in asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles and new television networks, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. However, intangible assets acquired in business combinations accounted for under the purchase method of accounting are recorded at fair value on the Company’s consolidated balance sheet. As of January 1, 2001, in connection with the merger of AOL and Time Warner (the “America Online-Historic TW Merger”) the intangible assets of Historic TW, including the significant value of internally generated intangible assets, were recorded at fair value on Time Warner’s consolidated balance sheet. In addition, certain amounts were recognized as part of the TWE Restructuring (Note 4).

      In January 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which required that goodwill, including goodwill included in the carrying value of investments accounted for using the equity method of accounting and indefinite-lived other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also required that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. As a result, a substantial portion of the Company’s goodwill and intangible assets, including cable television franchises, sports franchises and brands and trademarks, ceased amortizing.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Time Warner periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist. FAS 142 requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. In estimating fair values of its reporting units, the Company also used analyst estimates as well as comparable market analyses. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

      The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

      The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. The most common among these is a “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademarks. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar intangibles are being licensed in the marketplace.

      The cable franchise intangible is determined as the difference between the fair value of the cable business and the fair value of the cable businesses’ tangible and intangible assets. The fair value of the cable business is determined using various valuation techniques including discounted cash flow methodologies. In estimating fair values of the cable business, the Company also used analyst estimates as well as comparable market analyses.

      Prior to the adoption of FAS 142, Time Warner reviewed the carrying value of intangible assets for impairment when (a) there was a significant decrease in the market value of an asset, (b) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (c) a significant change in the legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, (d) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset or a current period operating or cash flow loss combined with a history of operating losses or (e) cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. If one of these triggering events was present, the impairment test involves a comparison of undiscounted cash flows to the carrying value of a common group of intangible assets. If the carrying value of such intangible asset group exceeded the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undiscounted cash flow, the intangible asset group would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the intangible asset group (based on a discounted cash flow analysis) and the carrying value of the intangible asset group. With regard to goodwill prior to FAS 142, an impairment charge was incurred in the event that the Company’s estimated undiscounted future cash flows were less than the Company’s net shareholders’ equity. The goodwill impairment charge would be measured as the deficiency in the amount of estimated undiscounted future cash flows, determined on an enterprise-wide basis, in relation to the net shareholders’ equity of the Company. There were no impairment charges recognized in 2001 related to intangible assets or goodwill.

Impairment of Fixed Assets and Intangible Assets with Finite Lives

      Unlike goodwill and indefinite lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether fixed assets (i.e., property, plant and equipment, etc.) and finite lived intangible assets (i.e., customer lists, film libraries, etc.) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Examples of such triggering events include a significant disposal of a portion of such assets or an adverse change in the market involving the business employing the related asset.

      Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. Time Warner determines fair value generally by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value. To the extent that the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

      As a result of the Company’s disposal of its recorded music and music publishing operations, the Company classified the net assets of its recorded music and music publishing operations as “assets held for sale.” Accordingly, the net assets of the recorded music and music publishing operations were adjusted to fair value, resulting in an impairment loss of approximately $1.1 billion, which has been included in discontinued operations in the accompanying consolidated statement of operations.

Accounting for Pension Plans

      Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The Company accounts for its pension plans in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions.” The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits, and the rate of compensation increases. The determination of these assumptions is discussed in more detail in Note 15.

Income Taxes

Income Tax Provision

      Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes (i.e., deferred tax assets, deferred tax

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill.

      Since the principal operations of TWE are conducted by partnerships, Time Warner’s income tax expense includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE.

      Time Warner Cable Inc. (“TWC Inc.”) owns 94.3% of the common equity of TWE. For financial reporting purposes, net income of TWE is allocated to the partners in accordance with the partners’ common ownership interests. Income for tax purposes is allocated in accordance with the partnership agreement and related tax law. As a result, the allocation of taxable income to the partners differs from the allocation of net income for financial reporting purposes. In addition, pursuant to the partnership agreement, TWE makes tax distributions based upon the taxable income of the partnership. The payments are made to each partner in accordance with their common partnership ownership interest.

Film Sale-Leaseback Arrangements

      From time to time the Company has entered into arrangements where certain film assets are sold to third-party investors which generate tax benefits to the investors which are not otherwise available to the Company. The form of these transactions differ, but is generally that of a sale-leaseback arrangement with a third party SPE. Such SPEs are capitalized with approximately $1.8 billion of debt and equity from the third-party investors. The Company does not guarantee or is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs. Accordingly, the Company does not consolidate these SPEs. Instead, the Company accounts for these arrangements based on their substance. That is, the net benefit paid to the Company from these transactions is recorded as a reduction of film costs. These transactions resulted in reductions of film costs totaling $80 million, $60 million, and $40 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

      The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and FASB Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). The provisions of FAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans. The provisions of FAS 148 require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. See the table below and Note 14 for the disclosures required by FAS 123 and FAS 148.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Time Warner’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,

	2003	2002	2001

	(millions, except per share
	amounts)
Net income (loss), as reported	$2,639	$(98,696)	$(4,934)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(548)	(1,034)	(1,431)

Pro forma net income (loss)	$2,091	$(99,730)	$(6,365)

Basic net income (loss) per share:
As reported	$0.59	$(22.15)	$(1.11)

Pro forma	$0.46	$(22.39)	$(1.44)

Diluted net income (loss) per share:
As reported	$0.57	$(22.15)	$(1.11)

Pro forma	$0.45	$(22.39)	$(1.44)

Income (Loss) Per Common Share

      Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. Diluted income (loss) per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Set forth below is a reconciliation of basic and diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change:

	Years Ended December 31,

	2003	2002(a)	2001(a)

	(millions, except per share amounts)
Income (loss) before discontinued operations and cumulative effect of accounting change — basic and diluted	$3,146	$(43,449)	$(4,221)

Average number of common shares outstanding — basic	4,506.0	4,454.9	4,429.1
Dilutive effect of stock options	55.2	—	—
Dilutive effect of mandatorily convertible preferred stock	62.5	—	—

Average number of common shares outstanding — diluted	4,623.7	4,454.9	4,429.1

Income (loss) per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.70	$(9.75)	$(0.95)

Diluted	$0.68	$(9.75)	$(0.95)

(a)	2002 and 2001 basic and diluted loss per common share are the same because the effect of Time Warner’s stock options, convertible debt and convertible preferred stock was antidilutive.

Comprehensive Income (Loss)

      Comprehensive income (loss) is reported on the accompanying consolidated statement of shareholders’ equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss). For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments, foreign currency translation gains and losses and unfunded accumulated benefit obligations.

      The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity:

					Accumulated
	Foreign	Net Unrealized	Derivative	Unfunded	Other
	Currency	Gains	Financial	Accumulated	Comprehensive
	Translation	(Losses)	Instrument	Benefit	Income
	Losses	on Securities	Losses	Obligation	(Loss)

	(millions)
Balance at December 31, 2001	$(11)	$66	$(6)	$—	$49
2002 activity	(193)	56	(21)	(319)	(477)

Balance at December 31, 2002	(204)	122	(27)	(319)	(428)
2003 activity	(77)	(50)	(6)	270	137

Balance at December 31, 2003	$(281)	$72	$(33)	$(49)	$(291)

Reclassifications

      Certain reclassifications have been made to the prior year’s financial information to conform to the 2003 presentation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	GOODWILL AND INTANGIBLE ASSETS

      As discussed in Note 1, in January 2002, Time Warner adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and at least annually thereafter.

      Upon adoption of FAS 142 in the first quarter of 2002, Time Warner recorded a non-cash charge of $49.403 billion to reduce the carrying value of goodwill. Excluded from this charge was an impairment of the former Music segment’s goodwill of $4.796 billion. Such charge was non-operational in nature and was reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments was estimated using either a discounted cash flow methodology, market comparisons, recent comparable transactions or a combination thereof.

      The above goodwill impairment was associated entirely with goodwill resulting from the America Online – Historic TW Merger. The amount of the impairment primarily reflected the decline in the Company’s stock price since the America Online – Historic TW Merger was announced and valued for accounting purposes in January 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company’s reporting units, including the reporting units of the acquirer. This differed from previous accounting rules whereby goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the America Online – Historic TW Merger was reallocated to the AOL segment, the acquirer.

      During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and recorded a non-cash charge of $44.039 billion, which was recorded as a component of operating income in the accompanying consolidated statement of operations. The $44.039 billion reflected the overall decline in market values and includes charges to reduce the carrying value of goodwill at the AOL segment ($33.489 billion) and Cable segment ($10.550 billion). The $33.489 billion charge at the AOL segment reflected the AOL segment’s lower than expected performance, including declines in 2002 in the online advertising market. The $10.550 billion charge at the Cable segment reflected current market conditions in the cable television industry, as evidenced by the decline in 2002 in the stock prices of comparable cable television companies. Excluded from this charge were impairments of the Music segment’s goodwill of $646 million and brands and trademarks of $853 million, which are included in discontinued operations. The Company determined during its annual impairment review for goodwill, which occurred in the fourth quarter of 2003, that no additional impairment existed.

      During 2003, the Company recorded impairment losses of $318 million to reduce the carrying value of certain intangible assets of the Turner winter sports teams and certain goodwill and intangible assets of the Time Warner Book Group, which were recorded at the time of the America Online – Historic TW Merger. In addition, in December 2003, the Company recognized an impairment charge of approximately $1.1 billion to reduce the carrying value of the Music segment’s intangible assets, which is included in discontinued operations. These impairment charges were computed based on information received during the negotiations for sale of these businesses.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of changes in the Company’s goodwill during the years ended December 31, 2002 and 2003 by business segment is as follows (millions):

			Cumulative Effect
	January 1,	Acquisitions &	of Accounting			December 31,
	2002(1)	Adjustments(2)	Change(3)		Impairments(6)	2002

AOL	$27,729	$8,536	$—		$(33,489)	$2,776
Cable	33,259	267	(22,976)		(10,550)	—
Filmed Entertainment(4)	9,110	(71)	(4,091)		—	4,948
Networks(5)	33,562	(4)	(13,077)		—	20,481
Publishing	18,283	(243)	(9,259)		—	8,781
Corporate	—	—	—		—	—

Total	$121,943	$8,485	$(49,403	)(7)	$(44,039)	$36,986

	December 31,	Acquisitions &		December 31,
	2002	Adjustments(8)	Impairment	2003

AOL	$2,776	$8	$—	$2,784
Cable	—	1,909	—	1,909
Filmed Entertainment	4,948	297	—	5,245
Networks	20,481	261	—	20,742
Publishing	8,781	20	(22)	8,779
Corporate	—	—	—	—

Total	$36,986	$2,495	$(22)	$39,459

(1)	Reflects the reallocation of goodwill to the AOL reporting unit under FAS 142 and excludes $5.477 billion of goodwill related to the Music segment, which is now classified as discontinued operations.
(2)	Includes goodwill created in acquisitions consummated in 2002 (e.g., AOL Europe), as well as adjustments to the Company’s preliminary purchase price allocation for several acquisitions consummated in 2001. Specifically, the ultimate goodwill associated with certain acquisitions (including IPC, Business 2.0, Synapse and This Old House) was adjusted during 2002 as the fair value determination of the assets and liabilities (including liabilities associated with the America Online – Historic TW Merger) acquired were finalized.

(3)	The impairment charge excludes $36 million related to goodwill impairments associated with equity investees.
(4)	The cumulative effect of accounting change includes impairments at Warner Bros. of $2.851 billion and at the Turner filmed entertainment businesses of $1.240 billion.
(5)	The cumulative effect of accounting change includes impairments at the Turner Cable Networks of $10.933 billion, HBO of $1.933 billion and The WB Network of $211 million.
(6)	The impairment charge excludes $646 million related to the Music segment, which is now classified as discontinued operations.
(7)	The cumulative effect of accounting change per the consolidated statement of operations of $54.235 billion includes $4.796 billion related to the Music segment, which is now classified as discontinued operations.
(8)	Relates primarily to the recognition of deferred tax liabilities, which were established in the purchase price allocation associated with the TWE Restructuring.

    The impairment charges were non-cash in nature and did not affect the Company’s liquidity or result in non-compliance with respect to any debt covenants.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of December 31, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization(a)(b)	Net	Gross	Amortization(a)(b)	Net

Intangible assets subject to amortization:
Film library(c)	$3,969	$(608)	$3,361	$3,559	$(391)	$3,168
Customer lists and other intangible assets(c)	2,035	(1,167)	868	1,830	(809)	1,021

Total	$6,004	$(1,775)	$4,229	$5,389	$(1,200)	$4,189

Intangible assets not subject to amortization:
Cable television franchises(c)	$31,240	$(1,489)	$29,751	$28,244	$(1,497)	$26,747
Sports franchises(d)	282	(20)	262	500	(20)	480
Brands, trademarks and other intangible assets (c)	9,906	(263)	9,643	9,391	(263)	9,128

Total	$41,428	$(1,772)	$39,656	$38,135	$(1,780)	$36,355

(a)	Accumulated amortization for intangible assets not subject to amortization relates to amortization expense recognized prior to the adoption of FAS 142.
(b)	The weighted-average useful lives for the film library and customer lists are 20 years and 5 years, respectively. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.
(c)	The change in film library, customer lists and other intangible assets, cable television franchises and brands, trademarks and other intangible assets primarily relates to the purchase price allocation associated with the TWE Restructuring (see Note 4) partially offset by a $77 million impairment at Publishing.
(d)	The decrease in sports franchises primarily relates to the $219 million impairment charge incurred during 2003.

    The Company recorded amortization expense of $640 million in 2003 compared to $557 million in 2002 and $6.366 billion in 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2004: $603 million; 2005: $511 million; 2006: $369 million; 2007: $261 million; and 2008: $256 million. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      For the year ended December 31, 2003, the Company recorded the following intangible assets (in millions):

		Weighted Average
		Amortization Period

Cable franchises	$3,013	Indefinite
Tradenames	591	Indefinite
Film library	440	20 years
Subscriber lists	284	4 years
Other intangible assets	40	5 years

Total	$4,368

      The Company’s 2001 results of operations do not reflect the provisions of FAS 142. Had Time Warner adopted FAS 142 on January 1, 2001, the net income (loss) and basic and diluted net income (loss) per common share would have been the adjusted amounts indicated below:

	Year Ended December 31, 2001

	Net	Net Income	Net Income
	Income	(Loss) per Basic	(Loss) per Diluted
	(Loss)	Common Share	Common Share

	(millions, except per share amounts)
As reported	$(4,934)	$(1.11)	$(1.11)
Impact of dilutive shares on net loss	—	—	0.03
Add: Goodwill amortization	4,652	1.05	1.02
Add: Intangible amortization	1,357	0.31	0.30
Add: Equity investee goodwill amortization	473	0.11	0.10
Minority interest impact	(163)	(0.04)	(0.04)
Income tax impact(a)	(682)	(0.16)	(0.15)
Discontinued operations	674	0.15	0.15

Adjusted	$1,377	$0.31	$0.30

(a)	Because goodwill is non-deductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

3.	MERGER AND RESTRUCTURING COSTS

Merger Costs

      In accordance with accounting principles generally accepted in the United States (“GAAP”), Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the America Online – Historic TW Merger, or otherwise did not qualify as a liability or cost assumed in a purchase business combination, including the America Online – Historic TW Merger. Merger costs (both capitalized and expensed) are discussed in more detail in the following paragraphs.

Merger Costs Capitalized as a Cost of Acquisition

      In connection with the America Online – Historic TW Merger, the Company reviewed its operations and implemented several plans to restructure the operations of both companies (“restructuring plans”). As part of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the restructuring plans, the Company accrued a restructuring liability of $1.031 billion during 2001. These restructuring accruals relate to costs to exit and consolidate certain activities of Historic TW, as well as costs to terminate employees across various Historic TW business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Historic TW. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the America Online – Historic TW Merger.

      Of the total restructuring accrual, $619 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Historic TW business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 5,700, which was reduced to approximately 3,900 by December 31, 2002, as the remaining terminations were no longer expected to occur. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee was terminated. As of December 31, 2003, out of the remaining liability of $28 million, $20 million was classified as a current liability, with the remaining $8 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2007.

      The restructuring accrual also included $412 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company consolidated certain operations and has exited other under-performing operations, including the Studio Stores operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exit activities specifically includes contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. As of December 31, 2003, out of the remaining liability of $36 million, $19 million was classified as a current liability with the remaining $17 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2009.

      Selected information relating to the restructuring costs included in the allocation of the cost to acquire Historic TW is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$619	$412	$1,031
Cash paid — 2001	(248)	(158)	(406)

Restructuring liability as of December 31, 2001	371	254	625
Cash paid — 2002	(156)	(115)	(271)
Non-cash reductions(a) — 2002	(114)	(34)	(148)

Restructuring liability as of December 31, 2002	101	105	206
Cash paid — 2003	(47)	(28)	(75)
Non-cash reductions(a) — 2003	(26)	(41)	(67)

Restructuring liability as of December 31, 2003	$28	$36	$64

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Merger Costs Expensed as Incurred

      During 2001, the Company’s restructuring plans also included $214 million of costs related to the America Online – Historic TW Merger that were expensed as incurred as they either related to the AOL operations or otherwise did not qualify as a liability or cost assumed in the purchase of Historic TW. Of the $214 million, $134 million related to employee termination benefits, at the AOL segment, and $80 million

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to other exit costs. The other exit costs relate to contractual terminations for various leases and contractual commitments relating to terminated projects, including the termination of the iPlanet alliance with Sun Microsystems, Inc. The number of employees expected to be terminated at the AOL segment was 2.430. As of December 31, 2002, all of the terminations had occurred. The severed employees spanned all major departments and divisions in the AOL segment.

      Selected information relating to costs related to the America Online – Historic TW Merger that were expensed as incurred is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$134	$80	$214
Cash paid — 2001	(104)	(38)	(142)

Remaining liability as of December 31, 2001	30	42	72
Cash paid — 2002	(21)	(37)	(58)

Remaining liability as of December 31, 2002	9	5	14
Cash paid — 2003	(9)	(5)	(14)

Remaining liability as of December 31, 2003	$—	$—	$—

Restructuring Costs

      In addition to the costs of activities related to the America Online – Historic TW Merger, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2003 Restructuring Costs

      For the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $109 million, including $52 million at the AOL segment, $21 million at the Networks segment, $21 million at the Publishing segment and $15 million at the Cable segment. Employee termination costs occurred across each of the segments mentioned above and ranged from senior executives to line personnel. The number of employees expected to be terminated was 974. As of December 31, 2003, 949 of the expected terminations had occurred, with the remainder expected by the end of the first quarter of 2004.

      As of December 31, 2003, out of the remaining liability of $91 million, $56 million was classified as a current liability, with the remaining liability of $35 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

      Selected information relating to the 2003 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

2003 Accruals	$64	$45	$109
Cash paid — 2003	(17)	(1)	(18)

Remaining liability as of December 31, 2003	$47	$44	$91

2002 Restructuring Costs

      During the year ended December 31, 2002, the Company incurred and accrued other restructuring costs of $327 million related to various contractual terminations and obligations, including certain contractual

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employee termination benefits. Of the $327 million of restructuring costs, $266 million related to the AOL segment, $46 million related to the Corporate segment and $15 million related to the Cable segment.

      Included in the 2002 restructuring charge was $131 million related to lease obligations of the AOL segment for network modems that will no longer be used because network providers are upgrading their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL is leasing the modems used in providing network services. During 2002, a plan was established under which network providers would upgrade and replace the AOL supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems would no longer be in use.

      In addition, included in the 2002 restructuring charge was approximately $92 million related to work force reductions and employee termination benefits. Employee termination costs occurred across the AOL, Cable and Corporate segments and ranged from senior executives to line personnel. The number of employees expected to be terminated was approximately 1,000. As of December 31, 2002, all the terminations had occurred. The remaining $104 million primarily related to contractual termination obligations for items such as lease termination payments and other facility exit costs.

      As of December 31, 2003, out of the remaining liability of $62 million, $38 million was classified as a current liability with the remaining liability of $24 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

      Selected information relating to the 2002 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$92	$235	$327
Cash paid — 2002	—	(79)	(79)

Remaining liability as of December 31, 2002	92	156	248
Cash paid — 2003	(40)	(146)	(186)

Remaining liability as of December 31, 2003	$52	$10	$62

4.	TWE RESTRUCTURING

      On March 31, 2003, Time Warner and Comcast completed the TWE Restructuring. As a result of the TWE Restructuring, Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Central and the Courtroom Television Network (“Court TV”). Additionally, all of Time Warner’s interests in the Cable segment, including those that were wholly-owned and those that were held through TWE, are now controlled by a new subsidiary of Time Warner called TWC Inc. As part of the TWE Restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received Time Warner preferred stock, which will be converted into $1.5 billion of Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was assumed by TWC Inc. as part of the TWE Restructuring.

      Comcast’s 21% economic interest in TWC Inc.’s cable business is held through a 17.9% direct common ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% common ownership interest in TWC Inc. (representing an 89.3% voting interest) and a limited partnership interest in TWE representing a 1% residual equity interest. Time Warner

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The additional ownership interests acquired by Time Warner in the TWE Restructuring have been accounted for as a step acquisition and are reflected in the accompanying balance sheet as of December 31, 2003. The purchase price allocation is preliminary, however, the Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the consolidated financial statements.

      The total purchase consideration for the aforementioned step acquisition is approximately $4.6 billion. This consideration consists primarily of the above-noted debt assumed and the issuance of mandatorily convertible preferred stock, as well as an interest in certain cable systems that were previously wholly-owned by Time Warner with an approximate value of $1.0 billion.

      As of December 31, 2003, the purchase consideration has been preliminarily allocated to the tangible and intangible assets as follows (millions):

Fair value of tangible net assets acquired	$2,337
Intangible assets subject to amortization	504
Intangible assets not subject to amortization	1,402
Goodwill	35
Investment	313
Other assets	62

      During the fourth quarter of 2003, and as a result of finalizing certain portions of the valuation study to identify and value the net assets acquired, the Company reallocated $69 million of intangible assets not subject to amortization to intangible assets subject to amortization representing the value of cable subscriber lists, which are amortized over four years. The remaining intangible assets subject to amortization relate to the acquired film library, which is being amortized over approximately 20 years. The film library and cable subscriber intangible assets were valued based on a discounted cash flow analysis. The assumptions about future cash flows and growth rates were based on the Company’s budget and long-term plans. The remaining goodwill balance of $35 million is recorded in the Networks segment. Of the $504 million in intangible assets subject to amortization, $29 million has been amortized in 2003.

      In addition to the allocations above, the Company has recorded approximately $1.4 billion of deferred tax liabilities and a corresponding increase in goodwill for deferred tax liabilities related to the above intangible assets.

      Finally, in conjunction with the TWE Restructuring, Comcast’s basis in TWC Inc. was stepped up to its estimated fair value and was recorded as an increase in minority interest of $2.362 billion and an increase in intangible assets not subject to amortization of $2.171 billion and an increase in intangible assets subject to amortization of $191 million. The fair value of the Comcast interest was estimated using a combination of a discounted cash flow analysis and a review of market comparisons and recent transactions. The assumptions about future cash flows and growth rates were based on the Company’s budget and long-term plans. The discount rates used were based upon an assessment of the risk inherent in the cash flows. In addition, a deferred tax liability of $945 million and a corresponding amount of goodwill related to the step-up in Comcast’s basis was recorded.

      On December 29, 2003, TWC Inc. received a notice from Comcast requesting that TWC Inc. start the registration process under the Securities Act of 1933 for the sale in a firm underwritten offering of Comcast’s 17.9% common interest in TWC Inc. The notice was delivered pursuant to a registration rights agreement related to the TWC Inc. securities. The Company cannot predict the timing of an effective registration in response to the notice. The Company is not required to purchase Comcast’s shares.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	OTHER BUSINESS TRANSACTIONS

2003 Transactions

Sale of Music Segment

      On October 24, 2003, the Company completed the sale of WMG’s CD and DVD manufacturing, printing, packaging and physical distribution operations (together, “Warner Manufacturing”) to Cinram International Inc. (“Cinram”) for approximately $1.05 billion in cash. In connection with the Warner Manufacturing transaction, the Company entered into long-term arrangements under which Cinram will provide manufacturing, printing, packaging and physical distribution for the Company’s DVDs in North America and Europe. The costs incurred under the manufacturing arrangements will be recognized as increases in inventory as the costs are incurred and as a cost of sale when the related product is sold. The Company believes that the terms of the manufacturing arrangements are at market rates and, accordingly, none of the sale proceeds were allocated to the manufacturing arrangements.

      On November 24, 2003, the Company announced that it had reached a definitive agreement to sell the Company’s WMG recorded music and Warner/Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations to be sold. This transaction closed on March 1, 2004. The option allows Time Warner to purchase a 15% interest in WMG’s recorded music and music publishing operations at any time during the three years following the closing of the sales transaction or to purchase a 19.9% interest in the event the Investment Group enters into a major music merger transaction with another music business within three years of closing of the sales transaction and will be accounted for in accordance with FAS 133. To the extent that the option is exercised for either the 15% or the 19.9% interest on a gross basis, the Company would account for its interest using the cost method of accounting. The preliminary value of the consideration ascribed to the option was approximately $20 million. In the first quarter of 2004, the Company finalized the valuation of the option and will record the difference between the final valuation of $35 million and the preliminary value of $20 million as part of discontinued operations in the first quarter of 2004.

      With the closing of the WMG recorded music and music publishing transaction, the Company has disposed of its music operations. Accordingly, the Company has presented the results of operations and financial condition of the Music segment as discontinued operations for all periods presented. The results of the discontinued operations for the year ended December 31, 2003 include a pretax gain of approximately $560 million related to the sale of Warner Manufacturing. Also reflected in the results of the discontinued operations is a pre-tax loss of approximately $1.1 billion related to the write-down of the WMG recorded music and music publishing net assets to their fair value less costs to sell.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Financial data of the Music operations, included in discontinued operations as of and for the year ended December 31 is as follows:

	December 31,	December 31,
	2003	2002

	(millions)
Receivables, net	$1,014	$889
Inventory	61	131
Other current assets	600	733
Property, plant and equipment, net	220	616
Intangible assets	2,374	3,661
Other assets	38	91

Total assets	$4,307	$6,121

Current liabilities	$1,574	$1,730
Non-current liabilities(a)	901	1,336

Total liabilities	$2,475	$3,066

(a)	Other non-current liabilities include deferred taxes of $726 million and $1 billion as of December 31, 2003 and 2002.

	December 31,	December 31,	December 31,
	2003	2002	2001

	(millions)
Total revenues	$4,312	$4,205	$4,036

Operating Income (Loss) before Depreciation and Amortization	$(105)	$(1,025)	$383

Operating Income (Loss)	$(485)	$(1,321)	$(534)

Pretax loss	$(567)	$(1,398)	$(680)

Sale of the Winter Sports Teams

      In September 2003, the Company reached a definitive agreement to sell an 85% interest in the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and operating rights to the Atlanta sports and entertainment venue Philips Arena. The sale transaction is expected to close in the first quarter of 2004. The Company also has retained the regional programming rights, at market rates, for the Atlanta Hawks and the Atlanta Thrashers for a period of six years from the date of sale.

Sale of Time Life

      In December 2003, the Company sold its Time Life Inc. (“Time Life”) operations to Direct Holdings Worldwide LLC (“Direct Holdings”), a venture of Ripplewood Holdings LLC and ZelnickMedia Corporation. Under the terms of the sale transaction, the Company did not receive any cash consideration and instead agreed to a contingent consideration arrangement under which it will receive payments in the future if the businesses sold meet certain performance targets. In connection with the transaction, the Company recognized a loss of $29 million.

      In conjunction with this transaction, the Company entered into multi-year service agreements with Direct Holdings to provide certain fulfillment, customer service and related services for Time Life’s European operations. In addition, the Company agreed to license the name “Time Life” to Direct Holdings for ten years

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with an additional ten year renewal option. The Company will receive royalty payments from Direct Holdings beginning in 2005. The Company believes that the terms of the licensing arrangement and fulfillment service agreements are at market rates and, accordingly, no amounts have been allocated to either agreement. Finally, as part of the transaction, the Company provided $13 million in financing to Direct Holdings.

Other

      In the second quarter of 2003, the Company recognized a $43 million gain on the sale of its interest in a U.K. theater chain, which had previously been consolidated by the Filmed Entertainment segment.

2002 Transactions

      On January 31, 2002, Time Warner acquired 80% of Bertelsmann AG’s (“Bertelsmann”) 49.5% interest in AOL Europe for $5.3 billion in cash as a result of Bertelsmann’s exercise of its initial put option. On July 1, 2002, Time Warner acquired the remaining 20% of Bertelsmann’s interest for $1.45 billion in cash. As a result of the purchase of Bertelsmann’s interest in AOL Europe, Time Warner obtained a majority interest in and began consolidating AOL Europe, retroactive to the beginning of 2002. Previously, the Company owned a 49.5% preferred interest in AOL Europe and accounted for its investment using the equity method of accounting. In connection with amendments to this transaction, the Company entered into an agreement with Bertelsmann to expand its advertising relationship (Note 18). AOL Europe is Europe’s leading Internet, online and e-commerce services company, reaching consumers in ten countries and five languages through its AOL and CompuServe subscription services, the AOL and CompuServe portals and the AOL Instant Messenger, CompuServe Office and Netscape registered user services.

      As of January 1, 2002, AOL Europe had total assets of approximately $150 million, consisting principally of $88 million in receivables and $52 million in cash and equivalents. In addition, AOL Europe had approximately $2.0 billion of total liabilities, including $573 million of debt, approximately $415 million of other current liabilities and approximately $1 billion of redeemable preferred securities, including $255 million of redeemable preferred securities redeemed in February 2002. The assets and liabilities of AOL Europe are included in the AOL segment. In connection with the allocation of the purchase price paid by Time Warner to acquire the additional interest in AOL Europe, the AOL segment recognized approximately $8.4 billion of goodwill and approximately $230 million of subscriber lists, which will be amortized over a useful life of five years with no residual value. At January 31, 2002, AOL Europe had $573 million of debt, which was subsequently refinanced with Time Warner debt carrying lower interest rates. Additionally, in February 2002, certain redeemable preferred securities previously issued by AOL Europe were redeemed for $255 million. AOL Europe’s remaining $725 million of preferred securities were redeemed in April 2003 for $813 million in cash. (Note 12). The Company has completed its valuation process for these intangible assets and the allocation of the purchase price has been finalized.

2001 Transactions

      In 2001, Time Warner acquired businesses for an aggregated purchase price of approximately $2.2 billion, substantially all of which was paid in cash during the year. Of these amounts, approximately $1.6 billion relates to the October acquisition of 100% of IPC Group Limited, the parent company of IPC Media (“IPC”), and approximately $285 million, net of cash acquired, relates to the December acquisition of approximately an additional 60% interest in Synapse Group Inc. (“Synapse”). The Company subsequently increased its interest in Synapse by 4% for $40 million in the second quarter of 2003 and plans on increasing its interest an additional 8% for approximately $120 million in the second quarter of 2004. IPC is the leading consumer magazine publisher in the United Kingdom with approximately 80 titles, including Woman’s Own, Marie Claire and Horse & Hound. The financial results of IPC have been included in Time Warner’s consolidated results since October 1, 2001. Synapse is a leading U.S. magazine subscription agent. Time Warner had a previous ownership interest in Synapse of approximately 20%, which was accounted for using

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the equity method of accounting. The results of Synapse have been included in the consolidated results of Time Warner since December 1, 2001. In connection with the purchase price allocation, the Publishing segment recognized approximately $1.9 billion of goodwill and approximately $256 million of intangible assets. The intangible assets that are subject to amortization will be amortized over a useful life of primarily five years. In addition, during 2001, Time Warner completed the acquisitions of Business 2.0, eVoice, Inc., InfoInteractive Inc., Obongo, Inc. and various cable systems and other businesses.

AOL Strategic Alliance with Sun Microsystems, Inc.

      In November 1998, Sun Microsystems, Inc. (“Sun”) and AOL (predecessor to Time Warner) entered into a number of strategic initiatives, as follows:

•	An alliance to develop various end-to-end solutions software and services packages that would enable the AOL segment services to be accessed through multiple hardware devices such as desktop computers, hand-held devices, cellular phones, etc. Products and systems developed under this alliance would be marketed and sold under the brand name “iPlanet” (the “iPlanet Alliance”);

•	An agreement under which Sun granted the AOL segment certain license and distribution rights to certain of its technology and also agreed to provide the AOL segment the related ongoing support and maintenance with respect to such technology (the “Technology License and Distribution Agreement”);

•	A commitment by the AOL segment to purchase at least $300 million of Sun products (the “AOL Purchase Commitment”);

•	A commitment by Sun to purchase advertising totaling $60 million (the “Sun Purchase Commitment”); and

•	An agreement for the AOL segment to provide dial-up network access services, related software and customer support to Sun employees (the “Dial Up Network Access Services Agreement”).

      Each of these initiatives is discussed in more detail in the paragraphs that follow.

iPlanet Alliance

      The iPlanet Alliance was formed for the development and marketing of various end-to-end solutions software and services packages that would enable AOL services to be accessed through multiple hardware devices such as desktop computers, hand-held devices, cellular phones, etc. As part of the iPlanet Alliance, AOL and Sun agreed to the following:

•	Revenue-sharing arrangements;

•	A co-licensing arrangement; and

•	A cooperative advertising arrangement.

Revenue-Sharing Arrangements

      AOL and Sun agreed that AOL would have the right to 100% of revenues generated from the sale or license of AOL or Netscape software or services, less a sales commission equal to 20% of such revenues that is payable to Sun if a Sun salesperson was primarily responsible for making the sale. Sun would have the right to 100% of revenues generated from the sale or license of Sun software or services, less a sales commission of 20% of such revenues which is payable to AOL if an AOL salesperson was primarily responsible for making the sale. Revenues from sale or license of designated collaborative software and services would be shared 50% by AOL and 50% by Sun.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As part of this arrangement, Sun committed to collect at least $975 million over a three-year period by or on behalf of AOL from the sale or license of certain AOL, Netscape and collaboratively developed software. In accordance with the Company’s accounting policies, AOL recorded the revenue on a net basis, based on the contractual payments due from Sun during each year as defined in the contract, less any amounts under the agreement that would reduce the quarterly minimum revenue requirement (i.e., minimum headcount and service adjustments). Net revenue recognized under this revenue agreement totaled approximately $247 million in 1999, approximately $302 million in 2000 and approximately $184 million in 2001 prior to the amendment that occurred in September 2001 (discussed further below).

Co-Licensing Arrangement

      Because the products sold under the iPlanet Alliance were a collaborative development of both AOL and Sun technologies, AOL and Sun entered into a cross-licensing arrangement whereby each paid a fee for the license of the other’s technology being used in the jointly developed iPlanet product. Pursuant to this arrangement, Sun was required to pay AOL a $279 million license fee, payable in quarterly installments (for a total of $86 million, $96 million and $97 million paid in the first, second and third year of the arrangement, respectively), for the AOL-owned components. In addition, AOL was required to pay Sun a $60 million license fee, payable in quarterly installments, for the Sun-owned components and $36 million in support services, payable in monthly installments, over the three-year term of the iPlanet Alliance. The licensing fees paid by AOL to Sun were capitalized and depreciated over the term of the arrangement, whereas, the support services were expensed as incurred. The licensing fees received by AOL from Sun were recognized as revenue on a straight-line basis over the 36-month term of the license arrangement, with approximately $72 million recognized in 1999, approximately $93 million in 2000 and approximately $70 million in 2001 prior to the agreement being amended in September 2001 (discussed further below).

Cooperative Advertising Arrangement

      Under the terms of this arrangement, AOL was required to perform marketing and advertising services for the iPlanet products. As consideration for marketing and selling of iPlanet products developed under the collaborative alliance, Sun paid AOL $30 million, which AOL recognized as revenue on a straight-line basis over the 36-month term of the agreement. Approximately $8 million was recognized in 1999, approximately $10 million in 2000 and approximately $8 million in 2001 under this agreement prior to the agreement being amended in September 2001 (discussed further below).

iPlanet Alliance Amendment

      In September 2001, the iPlanet Alliance was restructured to terminate AOL’s involvement in the management and operation of iPlanet and substantially terminated AOL’s and Sun’s obligations under the original alliance subsequent to October 31, 2001, requiring transition activities be performed by AOL. Specifically, pursuant to the amended agreement, AOL received approximately $151 million for the remaining services to be performed under the iPlanet Alliance. Of this amount, approximately $129 million represented amounts owed by Sun to AOL for services to be rendered for the remainder of the iPlanet Alliance, which would end by October 31, 2001. Accordingly, AOL recognized $129 million as revenue during 2001. The remaining $22 million was attributable to transition services, principally technical customer support that AOL was to provide through December 31, 2002. AOL recognized revenue related to the $22 million transition services based on the pattern in which the services were being provided. This resulted in the recognition of revenue of approximately $9 million in 2001 and approximately $13 million in 2002.

Technology License and Distribution Agreement

      In 1998, AOL agreed to pay a one-time $1 million license fee to license certain Sun technology over a five-year term, in addition to paying $500,000 per year ($2.5 million in total over the term) to Sun for the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annual support and upgrades of the licensed technology. AOL also agreed to pay a subscription fee of $17.5 million for an unlimited right to distribute the licensed technology over the license term. AOL’s costs incurred as part of the Technology License and Distribution Agreement were either expensed as development or maintenance costs or capitalized and amortized over the rights period.

The AOL Purchase Commitment

      Pursuant to the AOL Purchase Commitment, AOL agreed in 1998 to purchase at least $300 million of equipment/software from Sun over an approximate 3 1/2 year term. AOL’s costs to acquire network and other computer equipment under this agreement were either expensed under an operating lease or capitalized as a fixed asset upon purchase. Capitalized assets were subject to depreciation over their estimated useful lives, which typically ranged from four to five years.

The Sun Purchase Commitment

      In 1998, Sun entered into two advertising insertion orders for a total of $60 million of online impression-based advertising with AOL over a three-year term, which was recognized on a straight-line basis over the three-year term of the insertion orders and as advertising was being provided to Sun.

The Dial-Up Network Access Services Agreement

      In 1998, AOL agreed to provide Sun with certain remote dial-up network access services, related software and customer support to Sun solely for use by employees, consultants or other related parties. In return, Sun and its members agreed to pay AOL a usage fee of $1.00 per hour, with a minimum payment by Sun to AOL of $500,000 per quarter. Sun also was responsible for paying AOL any additional charges such as surcharges, transaction charges, premium charges, etc. The $6 million minimum usage fee was recognized by AOL as revenue on a straight-line basis over the three-year term of the agreement.

6.	CABLE-RELATED TRANSACTIONS AND INVESTMENTS

Restructuring of TWE-Advance/ Newhouse and Road Runner Partnerships

      Prior to August 1, 2002, TWE-A/ N was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by Time Warner. The financial position and operating results of TWE-A/N were consolidated by Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of Time Warner and TWE as minority interest. In addition, prior to August 1, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (then a wholly owned subsidiary of Time Warner), TWE and TWE-A/N, with Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). Time Warner’s interest in Road Runner was accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse.

      On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002 (the “Debt Closing Date”), resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility, which is independent of and not guaranteed by Time Warner, to support the Advance/Newhouse Systems, and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, Time Warner and TWE have deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities. The restructuring was completed on December 31, 2002.

      As part of the restructuring of TWE-A/N, on the Debt Closing Date, Time Warner acquired Advance/Newhouse’s attributable interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. Time Warner paid approximately $85 million to Advance/Newhouse for its interest in Road Runner. The difference between the proportionate net assets acquired of $15 million and the consideration paid of $85 million was recognized as goodwill ($70 million). As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of Time Warner’s Cable segment. As permitted under accounting principles generally accepted in the U.S., the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

      In connection with the TWE-A/N restructuring, Time Warner recognized a non-cash pretax gain of approximately $1.4 billion, which is offset by approximately $1.2 billion of minority interest expense, which were both recorded in discontinued operations in the accompanying consolidated statement of operations. The gain was calculated as the difference between the fair value received in the restructuring (e.g., the Company’s increased economic interest in the TWE-A/N cable systems remaining under the management of the Company) and the carrying value surrendered (e.g., the carrying value of the Company’s interest in the Advance/Newhouse Systems). In order to determine fair value, in addition to internal analysis, the Company obtained an appraisal from an independent valuation firm. Of this gain, approximately $1.2 billion related to Comcast’s interest in the Advance/Newhouse Systems, which is held through the interest in TWE it acquired as part of the merger of the broadband businesses of Comcast and AT&T Corp. (“AT&T”). TWE is a consolidated subsidiary of the Company. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations. However, because this gain relates to Comcast’s interest in TWE-A/N, it is offset by an equal amount of minority interest expense, which is similarly included as part of discontinued operations. The remaining pretax gain of $188 million relates to Time Warner’s interest in TWE-A/N. The $188 million pretax gain primarily relates to Advance/Newhouse’s payment to Time Warner to effectively compensate Time Warner for certain adverse tax consequences incurred as a result of the restructuring. The payment was in the form of Advance/ Newhouse assuming more than its pro rata share of TWE-A/N’s outstanding debt in the restructuring. The $188 million pretax gain related to Time Warner’s interest in TWE-A/N is significantly less than the approximate $1.2 billion gain related to Comcast’s interest in TWE-A/N because the carrying value of Time Warner’s interest in TWE-A/N, including its interest in the Advance/Newhouse Systems, was recently adjusted to fair value as part of the purchase accounting for the America Online – Historic TW Merger. Exclusive of the gains associated with these transactions, the impact of the TWE-A/N restructuring on Time Warner’s consolidated net income is substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s historical one-third interest were reflected as minority interest expense. As stated previously, this historical minority interest expense is currently classified as part of the discontinued operations for all periods presented.

Time Warner Telecom

      Time Warner Telecom Inc. (“Time Warner Telecom”) is a provider of local and regional optical broadband networks and services to business customers and, as of January 1, 2001, Time Warner Telecom was owned 48% by Time Warner, 15% by AT&T, 15% by Advance/Newhouse and 22% by other third parties. Time Warner’s interest in Time Warner Telecom is being accounted for using the equity method of accounting. The Company has determined that it does not consider its interest in Time Warner Telecom to be strategic and has so advised Time Warner Telecom.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In January 2001, Time Warner Telecom completed a public offering of an additional 7.475 million shares of its common stock at a price of $74.44, raising proceeds of $556 million (the “Time Warner Telecom Offering”). In connection with the Time Warner Telecom Offering, Time Warner’s ownership in Time Warner Telecom was diluted from 48% to 44%. During 2002 and 2001, the Company recorded impairment charges of approximately $800 million and $1.2 billion, respectively, for other-than-temporary declines in the fair value of its investment in Time Warner Telecom (Note 7).

Cable Television System Joint Ventures

      On December 1, 2003, the Company announced that TWC Inc. would restructure two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), a 50-50 joint venture between Comcast and TWE serving approximately 304,000 basic video subscribers as of December 31, 2003, and Texas Cable Partners, L.P. (“TCP”), a 50-50 joint venture between Comcast and TWE-A/ N serving approximately 1.2 million basic video subscribers as of December 31, 2003. The Company accounts for its investment in these joint ventures using the equity method. Under the restructuring, completion of which is subject to customary conditions (including receipt of applicable regulatory approvals), KCCP will be merged into TCP, which will be renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership will be owned 50% by Comcast and 50% by TWE and TWE-A/ N collectively. Beginning any time after the later of June 1, 2006, and the two-year anniversary of the closing of the restructuring, either Time Warner Cable or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose to take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and south Texas systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the restructuring would own the remaining pool of systems and any debt associated with that pool.

      As of December 31, 2003, TCP and KCCP had outstanding debt of $1.747 billion (including $356 million due to TWC Inc.) and $350 million, respectively. As of December 31, 2002, TCP and KCCP had outstanding debt of $1.764 billion (including $268 million due to TWC Inc.) and $399 million, respectively.

7.	INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

      Time Warner’s investments, including available-for-sale securities, consist of:

	December 31,

	2003	2002

	(millions)
Equity-method investments	$2,486	$2,864
Cost-method investments(a)	396	516
Fair-value investments, including equity derivative instruments(a)	775	1,714

Total	$3,657	$5,094

(a)	The fair value of Time Warner’s cost-method and fair-value investments, including equity derivative instruments, was approximately $1.2 billion at December 31, 2003, and $2.2 billion at December 31, 2002.

Gains on Sale of Investments

      In 2003, the Company recognized gains from the sales of certain investments of $797 million, including a $513 million gain on the sale of the Company’s interest in Comedy Central, a $52 million gain on the sale of the Company’s interest in chinadotcom, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and gains of $66 million on the sale of the Company’s equity interest in certain international theater chains not previously consolidated.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Prior to June 2002, the Columbia House Company Partnerships (“Columbia House”) was a 50-50 joint venture between Time Warner and Sony Corporation of America (“Sony”). In June 2002, Time Warner and Sony each sold 85% of their respective 50% interest in Columbia House to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. Under the terms of the sale agreement, the Company received proceeds of approximately $125 million in cash and a subordinated note receivable from Columbia House Holdings, Inc., a majority owned subsidiary of Blackstone, with a face amount of approximately $35 million. The sale has resulted in the Company recognizing a pretax gain of $59 million, which is included in other expense, net, in the accompanying consolidated statement of operations for the year ended December 31, 2002. In addition, the Company has deferred $28 million of the gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As a result of the sale, the Company’s interest in Columbia House has been reduced to 7.5%.

      In connection with sale of the Company’s investment in Columbia House in 2002, Warner Music Group and Warner Home Video entered into music and video licensing arrangements with Columbia House. The Company believes that the terms of the licensing arrangements are at market rates and, accordingly, none of the proceeds were allocated to the arrangements.

      During the second quarter of 2002, approximately 1.6 million shares of preferred stock of TiVo Inc. (“TiVo”) held by the Company were redeemed. As part of this transaction, the Company also sold certain rights and licenses for developed technology to TiVo. In return, the Company received proceeds of $44 million in cash and recognized a gain of $31 million, which is included in Other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2002.

      In addition to the gains discussed above, during 2003, 2002 and 2001, Time Warner recognized net pretax gains related to the sale or exchange of a number of other investments within Time Warner’s investment portfolio of $116 million in 2003, $34 million in 2002 and $34 million in 2001.

      All investment gains have been classified in Other income (expense), net in the accompanying consolidated statement of operations.

Investment Write-Downs

      The Company recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines and to reflect market fluctuations in equity derivative instruments. These charges were $204 million in 2003 (including $8 million of gains on equity derivative instruments), $2.199 billion in 2002 (including $13 million of gains on equity derivative instruments) and $2.528 billion in 2001 (including $49 million of losses on equity derivative instruments), and are included in Other income (expense), net in the accompanying consolidated statement of operations. The portion of the above charges relating to publicly traded securities (including equity derivative instruments) was $75 million in 2003, $1.728 billion in 2002 and $2.271 billion in 2001.

      Included in the 2003 charge were a writedown of $77 million of the Company’s 40.3% interest in AOL Japan and a $71 million writedown of the Company’s 49.8% interest in n-tv KG (“NTV-Germany”). In 2002, the investment related charge of $2.212 billion included charges to reduce the carrying value of the Company’s investment in Time Warner Telecom by $796 million, Hughes by $505 million, certain cable television system joint ventures by $420 million, Gateway by $140 million, and AOL Latin America by $131 million. In 2001, the investment related charge of $2.479 billion included charges to reduce the carrying value of the Company’s investment in Time Warner Telecom by approximately $1.2 billion, Hughes by approximately $270 million and Columbia House by approximately $90 million. The application of the Company’s policy in determining these impairment charges is discussed in more detail in Note 1.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Additional impairment charges of $64 million in 2003, $220 million in 2002 and $919 million in 2001, which are not specifically addressed above, related to approximately 180 separate investment positions, which were determined in a similar manner in accordance with the Company’s investment policy. Excluding equity method investees, as of December 31, 2003, the fair value and carrying value of the Company’s portfolio were $1.171 billion and $1.052 billion, respectively.

      While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience declines in value.

Equity-Method Investments

      At December 31, 2003, investments accounted for using the equity method and the ownership percentage held by Time Warner include: certain AOL investments including AOL Latin America (47% owned) and AOL Canada (80% owned), Time Warner Telecom (44% owned), certain cable television system joint ventures (50% owned by TWC Inc.), Court TV (50% owned) and certain network and filmed entertainment joint ventures (generally 25-50% owned). A summary of combined financial information as reported by the equity investees of Time Warner is set forth below. In 2002 and 2001, equity investee information was additionally provided for Comedy Central and AOL Japan, which are no longer accounted for under the equity method of accounting as of December 31, 2003. In 2001, equity investee information was additionally provided for AOL Europe, Road Runner and Columbia House, which were no longer accounted for under the equity method of accounting as of December 31, 2002.

	Years Ended December 31,

	2003	2002	2001

	(millions)
Operating Results:
Revenues	$2,864	$3,180	$4,708
Operating loss	195	(184)	(1,276)
Net loss	(126)	(483)	(1,705)

Balance Sheet:
Current assets	$1,038	$1,261	$1,602
Total assets	5,640	6,099	8,174
Current liabilities	1,020	1,157	3,712
Total liabilities	4,540	4,864	7,451
Total shareholders’ equity or partner’s capital	1,100	1,235	723

      The above table represents the combined financial information of entities in which Time Warner has an investment accounted for using the equity method of accounting. These amounts are not the amounts reflected on the Company’s accompanying consolidated financial statements. Consistent with Time Warner’s accounting policy for investments accounted for using the equity method of accounting, as described in Note 1, Time Warner has recorded $97 million of expense, in Other income (expense), net, in the accompanying consolidated statement of operations, representing the Company’s share in the pretax income (loss) of the investees. Similarly, the Company has included $2.486 billion in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, representing Time Warner’s investment in and amounts due to and from the equity investees.

      As discussed in Note 1, under the purchase method of accounting, the cost to acquire Historic TW was allocated to its underlying net assets, including investments accounted for using the equity method of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting, based on their estimated fair values. As a result, the Company’s investments accounted for using the equity method of accounting were adjusted upward by approximately $4.1 billion, including over $2 billion relating to its investment in Time Warner Telecom and over $1 billion relating to investments in certain cable television joint ventures. These adjustments, which approximate the difference between the Company’s carrying value in the investees and the Company’s underlying equity in the net assets of the investees, were amortized in 2001 on a straight-line basis over a weighted-average useful life of 14 years. However, as discussed in Note 1, upon adoption of FAS 142 in the first quarter of 2002, Time Warner stopped amortizing goodwill included in the carrying value of certain investments accounted for under the equity method of accounting.

      Time Warner has investments accounted for using the equity method of accounting that are publicly traded, including AOL Latin America (“AOLA”) and Time Warner Telecom. Based upon the respective closing share prices as of December 31, 2003, the value of Time Warner’s investments in AOL Latin America and Time Warner Telecom approximated $307 million and $510 million, respectively.

Available-for-Sale Securities

      As of December 31, 2003, included in fair value securities are available-for-sale securities with a fair value of $174 million. The gross unrealized gains of $120 million and gross unrealized losses of $1 million have been recorded, net of deferred taxes of $47 million, in the accompanying consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income (loss). In 2003, $169 million of unrealized gains were reclassified out of Accumulated other comprehensive income (loss) due to investment sales.

      As of December 31, 2002, included in fair value securities are available-for-sale securities with a fair value of $1.696 billion. The gross unrealized gains of $209 million and gross unrealized losses of $6 million have been recorded, net of deferred taxes of $81 million, in the accompanying consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income (loss). Included in the unrealized gains of $209 million was $124 million related to the Company’s investment in Hughes, which was sold in January 2003. In 2002, approximately $5 million of unrealized losses was reclassified out of Accumulated other comprehensive income (loss) due to investment sales.

AOL Latin America

      AOLA is a joint venture among Time Warner, the Cisneros Group and Banco Itaú (a leading Brazilian bank) that provides online services and support principally to customers in Brazil, Mexico and Argentina. As previously noted in Note 1, the Company will begin consolidating AOLA effective March 31, 2004, however, the Company does not have any obligation to provide funding for AOLA’s operations.

      In August 2000, AOLA completed an initial public offering of approximately 25 million shares of its Class A common stock, representing approximately 10% of the ownership interest in AOLA at the time of the offering. In March 2002, Time Warner announced that it would make available to AOLA up to $160 million throughout 2002 to fund the operations of AOLA. In exchange for this investment, Time Warner received senior convertible notes (the “Senior Convertible Notes”). Each Senior Convertible Note carries a fixed interest rate of 11% per annum (payable quarterly), has a five-year maturity and is convertible into AOLA convertible preferred stock, which is convertible into Class A common stock of AOLA at a conversion price of $3.624 per share (20% above the market price at the time of investment). AOLA has the option to redeem the notes after 18 months and the option to make interest payments in either cash or additional shares of convertible preferred stock. As of December 31, 2002, Time Warner had provided AOLA the full committed funding amount of $160 million.

      In addition, as of December 31, 2002, the Company held approximately four million shares of AOLA Class A common stock (representing approximately 6% of common shares outstanding), warrants to purchase

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 16.5 million shares of Class A common stock with an exercise price of $8 per share and approximately 126.9 million shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), which are convertible into an equal number of Class A common shares. The 126.9 million shares of Series B Preferred Stock includes approximately 10.9 million shares received by the Company as interest on the Senior Convertible Notes. Assuming the conversion of all of the Company’s investments in convertible securities of AOLA, Time Warner’s economic interest in AOLA would increase to approximately 50% on a fully diluted basis. However, even if Time Warner’s economic interest reached 50%, the Company would continue to account for its investment under the equity method of accounting because of certain approval rights held by a minority partner in AOLA.

      As previously discussed, during the third quarter of 2002, based upon the fair value of the Company’s investment in AOLA declining greater than 20% below the Company’s cost basis in the investment for a period of six months or more, the Company determined that both the Senior Convertible Notes and the Series B Preferred Stock had experienced other-than-temporary declines in value of $106 million in the aggregate. During the fourth quarter of 2002, the Company recognized a charge of $25 million to record an additional other-than-temporary decline in the fair value of the Company’s investment in AOLA. All impairments are included within Other income (expense), net. The Company determined the fair value of its investment by assuming the conversion of its investments in convertible securities of AOLA into Class A common shares. The fair value of the Class A common shares was determined based upon its publicly traded value on the NASDAQ SmallCap Market. In addition to considering the publicly traded fair value of its investment, the Company also assessed the financial condition of AOLA, including its ability to repay the Senior Convertible Notes outstanding. As of December 31, 2003, the carrying value of the Company’s investment in AOLA was zero due to additional losses recorded by the Company related to its investment in AOLA.

      On October 3, 2002, the Company and AOLA entered into an agreement pursuant to which the Company was obligated in certain circumstances to convert a number of its Series B Preferred Stock into shares of Class A common stock on a one-for-one basis. The purpose of the agreement and the proposed conversion was to facilitate the continued listing of AOLA’s Class A common stock on the NASDAQ SmallCap Market. On November 5, 2002, the NASDAQ granted AOLA an exception to the market capitalization listing requirement for a period of time. Although the circumstances requiring conversion under the agreement entered into in October 2002 did not occur, on January 10, 2003, the Company converted approximately 32.3 million shares of Series B Preferred Stock and the Cisneros Group converted approximately 28.5 million shares of Series C Convertible Preferred Stock into an equal number of Class A common shares, and on January 13, 2003, the Company converted an additional 3.8 million shares of Series B Preferred Stock and the Cisneros Group converted an additional 3.4 million shares of Series C Convertible Preferred Stock into an equal number of Class A common shares (the “Conversions”). As a result of the Conversions, on January 30, 2003, AOLA received notice that it had regained compliance with the market capitalization rules of the NASDAQ SmallCap Market and was no longer in a conditional listing period.

8.     MICROSOFT SETTLEMENT

      On January 22, 2002, Netscape Communications Corporation (“Netscape”), a subsidiary of America Online, sued Microsoft Corporation (“Microsoft”) in the U. S. District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations.

      On May 29, 2003, Microsoft and Time Warner announced an agreement to settle the pending litigation between Microsoft and Netscape and to collaborate on long-term digital media initiatives that will accelerate the adoption of digital content (the “Microsoft Settlement”). As part of the settlement, Microsoft agreed to pay $750 million to Time Warner and Time Warner agreed to release Microsoft from the Netscape action and related antitrust claims. In addition, Microsoft agreed to a variety of steps designed to ensure that Microsoft and AOL products work better with each other, including giving AOL the same access to early builds of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Microsoft Windows operating system that Microsoft affords to other third parties, as well as providing AOL with seven years of dedicated support by Microsoft engineers who have access to Windows source code, to help AOL with compatibility and other engineering efforts. The digital media initiative also established a long-term, non-exclusive license agreement allowing Time Warner the right but not the obligation to use Microsoft’s entire Windows Media 9 Series digital media platform, as well as successor Microsoft digital rights management software. Microsoft also agreed to provide AOL with a new distribution channel for its software to certain PC users worldwide. Finally, as part of this, settlement, Microsoft agreed to release Time Warner from the obligation to reimburse Microsoft’s attorneys fees in connection with an arbitration ruling under a 1996 distribution agreement.

      In determining the gain recognized in connection with the Microsoft Settlement, the Company evaluated the fair value of all elements received in addition to the cash payment of $750 million. The Company has estimated the value of the non-cash elements received in connection with the Microsoft Settlement aggregated approximately $10 million. Accordingly, the total gain recognized by Time Warner as a result of the Microsoft Settlement is approximately $760 million, which is included in Other income (expense), net, in the Company’s consolidated statement of operations for the year ended December 31, 2003.

9.     INVENTORIES AND FILM COSTS

      Inventories and film costs consist of:

	December 31

	2003	2002

	(millions)
Programming costs, less amortization	$2,348	$2,399
Magazines, books and other merchandise	368	313
Film costs — Theatrical:
Released, less amortization	918	812
Completed and not released	118	96
In production	904	488
Development and pre-production	104	217
Film costs — Television:
Released, less amortization	475	341
Completed and not released	525	373
In production	85	71
Development and pre-production	10	5

Total inventories and film costs(a)	5,855	5,115
Less: current portion of inventory(b)	(1,390)	(1,376)

Total noncurrent inventories and film costs	$4,465	$3,739

(a)	Does not include $3.361 billion and $3.168 billion of net film library costs as of December 31, 2003 and December 31, 2002, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet (Note 2).
(b)	Current inventory as of December 31, 2003 and December 31, 2002 is comprised of programming inventory at the Networks segment ($1.022 billion and $1.063 billion, respectively), books at the Publishing segment ($196 million and $232 million, respectively), videocassettes, DVDs and compact discs at the Filmed Entertainment segment ($167 million and $65 million, respectively) and general merchandise, primarily at the AOL segment ($5 million and $16 million, respectively).

    Excluding the Library, approximately 94% of unamortized film costs for released films is expected to be amortized within three years. Approximately $1.3 billion of the costs of released and completed and not released films are expected to be amortized during the next twelve months.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

        Long-term debt consists of:

	Weighted Average					Outstanding Debt
	Interest Rate at		2003		2003	at December 31,
	December 31,		Committed	Letters of	Unused
	2003	Maturities	Capacity	Credit(a)	Capacity	2003	2002

	(millions)
Cash and equivalents			$3,040	$—	$3,040
Bank credit agreement debt and commercial paper programs(c)	1.62%	2004-2008	11,000	359	$8,066	$2,575	$3,977
Fixed-rate public debt (b)(e)	6.93%	2004-2036	22,485	—	—	22,485	22,974
Other fixed-rate obligations(c)	8.00%	—	685	—	—	685	558

Total			37,210	359	11,106	25,745	27,509
Debt due within one year (d)			(2,287)	—	—	(2,287)	(155)

Total long-term debt			$34,923	$359	$11,106	$23,458	$27,354

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Includes Zero-Coupon Convertible Subordinated Notes held at AOL, which are reflected net of unamortized original issuance discount, of $1.325 billion in 2003 and $1.404 billion in 2002.
(c)	Includes obligations under capital leases.
(d)	Debt due within one year primarily relates to the Zero-Coupon Convertible Subordinated Notes held at AOL and other publicly issued debt held at Turner and Time Warner Companies.
(e)	The bank credit agreements, commercial paper programs and fixed–rate public debt of the Company are pari passu senior debt of the respective obligors thereon, except for the AOL Zero-Coupon Convertible Subordinated Notes.

Bank Credit Agreements and Commercial Paper Programs

Revolving Credit Facilities

      During 2003, Time Warner amended and/or refinanced certain of its credit facilities. The credit facilities now consist of a $6.0 billion five-year revolving credit facility (maturity date of July 8, 2007) and a $1.5 billion 364-day revolving credit facility (collectively, the “TW Facilities”), and the credit facilities of TWC Inc. now consist of a $2.0 billion five-year revolving credit facility (maturity date of December 9, 2008), a $500 million three-year term loan (maturity date of December 9, 2006) and a $1.0 billion 364-day revolving credit facility (collectively, the “TWC Facilities”). The permitted borrowers under the TW Facilities are Time Warner and Time Warner Finance Ireland. The obligations of both Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW Inc., Turner Broadcasting System, Inc., and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are guaranteed by Time Warner. The permitted borrowers under the TWC Facilities (other than the term loan, on which TWC Inc. is the sole borrower) are TWC Inc. and TWE, and each guarantees the other’s obligations under the TWC Facilities. Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of Time Warner, but not subsidiaries of TWC Inc. or TWE) each guarantee a pro rata portion of TWE’s obligations under the TWC Facilities (including TWE’s obligations under its guaranty of TWC Inc.’s obligations). Borrowings under the 364-day facilities may be extended for a period up to one year beyond the respective initial maturity dates of July 6, 2004, for the TW Facilities and December 8, 2004, for the TWC Inc. Facilities.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Borrowings under all of the TW Facilities and the TWC Facilities bear interest at rates based on the credit rating of the respective borrowers, which rates are currently LIBOR plus 0.525% in the case of the 364-day facilities, LIBOR plus 0.500% in the case of the five-year facilities and LIBOR plus 0.625% in the case of the term loan. In addition, the respective borrowers are required to pay a facility fee of 0.10% per annum on the aggregate commitments under the 364-day facilities and 0.125% per annum on the aggregate commitments under the five-year facilities. In the case of Time Warner, an additional usage fee of 0.0625% of the outstanding loans under the TW Facilities is incurred if the aggregate outstanding loans under the TW Facilities and the revolving TWC Facilities on a combined basis exceed 33% of the aggregate committed amounts thereunder, and 0.125% if such outstanding amounts exceed 66%. In the case of TWC Inc., an additional usage fee of 0.0625% of the outstanding loans under the revolving TWC Facilities is incurred if the aggregate outstanding loans under the revolving TWC Facilities exceed 33% of the aggregate committed amounts thereunder, and 0.125% if such outstanding amounts exceed 66%. The TW Facilities and the TWC Facilities provide same-day funding, and the TW Facilities provide multi-currency capability. The TW Facilities contain a maximum leverage ratio covenant of 4.5 times consolidated EBITDA of Time Warner and an interest coverage covenant of 2.0 times consolidated cash interest expense of Time Warner. The TWC Facilities contain a maximum leverage ratio covenant of 5.0 times consolidated EBITDA of TWC Inc., and an interest coverage covenant of 2.0 times consolidated cash interest expense of TWC Inc. Each of these ratios are defined in the agreements. At December 31, 2003, the Company was in compliance with the covenants, with a leverage ratio and interest coverage, as calculated in accordance with the applicable agreements, of approximately 2.5 times and 5.1 times, respectively, for Time Warner and 2.6 times and 6.7 times, respectively, for TWC Inc. The credit facilities do not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s or TWC Inc.’s financial condition or results of operations. Borrowings may be used for general corporate purposes, and unused credit is available to support commercial paper borrowings.

Film Financing Facility

      During 2003, the Company’s film financing facility for New Line Cinema matured and was not renewed. This facility had provided for borrowings of up to approximately $400 million. At December 31, 2002, $292 million was outstanding, all of which was reflected on the accompanying consolidated balance sheet.

Fixed-Rate Public Debt

Convertible Notes

      During December 1999, America Online sold $2.3 billion principal at maturity of Zero-Coupon Convertible Subordinated Notes due December 6, 2019 (the “Zero-Coupon Notes”), and received net proceeds of approximately $1.2 billion. The Zero-Coupon Notes have a 3% yield to maturity and are convertible into Time Warner’s common stock at a conversion rate of 5.8338 shares of common stock for each $1,000 principal amount of the Zero-Coupon Notes (equivalent to a conversion price of $94.4938 per share based on the initial offering price of the Zero-Coupon Notes). The Zero-Coupon Notes may be redeemed at the option of Time Warner on or after December 6, 2002, at the redemption prices set forth in the Zero-Coupon Notes. The holders can require Time Warner to repurchase the Zero-Coupon Notes on December 6, 2004, at the redemption prices set forth in the Zero-Coupon Notes. These notes are classified as current debt. During 2003, the Company purchased on the open market and retired $194 million of the face value of these securities. As of December 31, 2003 and 2002, the accreted value, net of unamortized discount, was $1.325 billion and $1.404 billion, respectively.

Other Publicly Issued Debt

      Time Warner and certain of its subsidiaries have various public debt offerings in addition to the Zero-Coupon Notes. At issuance, the maturities of these outstanding offerings ranged from three to 40 years and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the interest rates ranged from 5.625% to 10.15%. At December 31, 2003 and December 31, 2002 the total debt outstanding from these offerings was $21.160 billion and $21.570 billion, respectively. In addition, in February 2004, the Company repaid approximately $450 million principal of bonds originally issued at Turner. Of the amount repaid, $250 million was for a scheduled maturity with the balance of $200 million for a callable bond due in 2024.

Capital Leases

      The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations totaled $573 million and $344 million as of December 31, 2003 and 2002, respectively. Related accumulated amortization totaled $237 million and $56 million as of December 31, 2003 and 2002, respectively.

      Future minimum capital lease payments at December 31, 2003, are as follows (millions):

2004	$187
2005	103
2006	36
2007	6
2008	1
Thereafter	10

Total	$343
Amount representing interest	(23)

Present value of minimum lease payments	$320
Current portion	171

Total long-term portion	$149

Interest Expense and Maturities

      Interest expense amounted to $1.926 billion in 2003, $1.870 billion in 2002 and $1.502 billion in 2001. The weighted average interest rate on Time Warner’s total debt was 6.42% at December 31, 2003, and 6.21% at December 31, 2002; and approximately 5% and 8% for short-term debt at December 31, 2003, and December 31, 2002, respectively. The Company recognized interest income of $82 million in 2003, $112 million in 2002 and $186 million in 2001.

      Annual repayments of long-term debt for the five years subsequent to December 31, 2003 (presented net of imputed interest), consist of $2.351 billion due in 2004, $1.617 billion due in 2005, $2.100 billion due in 2006 (including $500 million of bank debt), $1.577 billion due in 2007 and $2.978 billion due in 2008 (including $1.7 billion of bank debt). After 2008, no more than $2.6 billion matures in any one year.

Fair Value of Debt

      Based on the level of interest rates prevailing at December 31, 2003, the fair value of Time Warner’s fixed-rate debt exceeded its carrying value by $2.705 billion. At December 31, 2002, the fair value of fixed-rate debt exceeded the carrying value by $724 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financing Arrangements

      From time to time, the Company enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities that provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. The Company employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. These facilities generally have relatively short-term maturities (one to five years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 12 years. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet treatment.

Accounts Receivable Securitization Facilities

      Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of $955 million of cash on available accounts receivable. As of December 31, 2003, Time Warner had unused capacity under these facilities of $96 million, representing the amount of cash that could be generated through the sale of additional qualifying accounts receivable. In connection with each of these securitization facilities, Time Warner sells, on a revolving and nonrecourse basis, certain of its accounts receivable (“Pooled Receivables”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Receivables to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as sales in accordance with FAS 140, because the Company has relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

      As proceeds for the accounts receivable sold to the qualifying SPE, Time Warner receives cash, which there is no obligation to repay, and an interest-bearing retained beneficial interest, which is included in receivables on the accompanying consolidated balance sheet. In addition, Time Warner services the Pooled Receivables on behalf of the qualifying SPE. Income received by Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The retained beneficial interest, which has been adjusted to reflect the portion that is not expected to be collectible, bears an interest rate that varies with the prevailing market interest rates. The retained beneficial interest may become uncollectible to the extent that the qualifying SPE has credit losses and operating expenses. For this reason and because the accounts receivable underlying the retained ownership interest sold to the qualifying SPE are generally short-term in nature, the fair value of the retained beneficial interest approximated its carrying value at both December 31, 2003 and December 31, 2002. The retained beneficial interest related to the sale of Pooled Receivables to a qualifying SPE is reflected in receivables on the Company’s consolidated balance sheet and was $839 million at December 31, 2003 and $785 million at December 31, 2002. Net proceeds repaid under Time Warner’s accounts receivable securitization programs were $204 million in 2003 and $13 million in 2002.

Backlog Securitization Facility

      Time Warner also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date (“Backlog Contracts”). In connection with this securitization facility, Time Warner sells, on a revolving basis without credit recourse, an undivided interest in the Backlog Contract

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receivables to multi-seller third-party commercial paper conduits. The Company is not the primary beneficiary with regard to these commercial paper conduits and accordingly does not consolidate their operations. As of December 31, 2003, Time Warner did not have any unused capacity under this facility.

      Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenue in long-term liabilities in the accompanying consolidated balance sheet. The amount of deferred revenue reflected on Time Warner’s accompanying consolidated balance sheet related to the backlog securitization facility was $500 million at December 31, 2003 and December 31, 2002, respectively. Total filmed entertainment backlog contracts outstanding were approximately $3.9 billion at December 31, 2003 and $3.3 billion at December 31, 2002.

Financial Covenants and Rating Triggers

      Each of the Company’s bank credit agreements and financing arrangements with SPEs contains customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event, which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the bank credit agreements and facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

      As of December 31, 2003, and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future.

11.     INCOME TAXES

      Domestic and foreign pretax income (loss) from continuing operations before cumulative effect of accounting change are as follows:

	Years Ended December 31,

	2003	2002	2001

	(millions)
Domestic	$4,394	$(42,707)	$(4,041)
Foreign	123	(330)	(35)

Total	$4,517	$(43,037)	$(4,076)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Current and deferred income taxes (tax benefits) provided are as follows:

	Years Ended December 31,

	2003	2002	2001

	(millions)
Federal:
Current(a)	$(6)	$249	$809
Deferred(c)	825	(145)	(851)
Foreign:
Current(b)	286	176	141
Deferred	(4)	18	13
State and Local:
Current(a)	121	168	198
Deferred(c)	149	(54)	(165)

Total	$1,371	$412	$145

(a)	Excludes federal, state and local tax benefits of $162 million in 2003, $265 million in 2002 and $1.398 billion in 2001 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital.
(b)	Includes foreign withholding taxes of $150 million in 2003, $124 million in 2002 and $104 million in 2001.
(c)	Excludes federal, state and local tax benefits of $470 million in 2001 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital.

    In addition, the Company recorded an income tax (benefit) provision on Discontinued Operations in 2003, 2002 and 2001 of ($72) million, ($196) million and $20 million, respectively. The tax (benefit) provision differs from the statutory rate due primarily to foreign income taxed at different rates and state and local income taxes in 2003, and non-deductible goodwill impairment/amortization expenses in 2002 and 2001.

      The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Years Ended December 31,

	2003	2002	2001

	(millions)
Taxes on income at U.S. federal statutory rate	$1,581	$(15,063)	$(1,427)
State and local taxes, net of federal tax benefits	222	75	22
Nondeductible goodwill amortization/impairment	8	15,394	1,591
Other nondeductible expenses	23	14	16
Foreign income taxed at different rates, net of U.S. foreign tax credits	(68)	11	(61)
Capital loss utilization	(450)	—	—
Other	55	(19)	4

Total	$1,371	$412	$145

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Significant components of Time Warner’s net deferred tax liabilities are as follows:

	December 31,

	2003	2002

	(millions)
Assets acquired in business combinations	$16,106	$14,724
Depreciation and amortization	1,711	1,382
Unrealized appreciation of certain marketable securities	78	30
Unremitted earnings of foreign subsidiaries	26	98
Other	934	883

Deferred tax liabilities	18,855	17,117
Tax attribute carryforwards	5,617	4,950
Accrued liabilities	95	540
Receivable allowances and return reserves	365	298
Investments	1,094	2,169
Other	684	696
Valuation allowance(a)	(2,291)	(1,339)

Deferred tax assets	5,564	7,314

Net deferred tax liability(b)	$13,291	$9,803

(a)	The Company has recorded valuation allowances for certain tax attributes. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets. Tax attributes and related valuation allowances of approximately $1.4 billion were recorded through additional paid-in capital and goodwill. Therefore, if in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed against additional paid-in capital and goodwill.
(b)	The deferred tax liability balance at December 31, 2003, increased during the year due primarily to deferred tax liabilities recorded as part of the current year tax provision and deferred tax liabilities recorded in connection with purchase accounting for the TWE Restructuring.

    U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.1 billion at December 31, 2003. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

      U.S. federal tax attribute carryforwards at December 31, 2003, consist primarily of $9.6 billion of net operating losses, $1.7 billion of capital losses and $106 million of alternative minimum tax credits. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. If the net operating losses are not utilized, they expire in varying amounts, starting in 2018 and continuing through 2021. The capital losses expire in 2008 and the alternative minimum tax credits do not expire.

12.     PREFERRED SECURITIES

Mandatorily Redeemable Preferred Securities

AOL Europe

      As of March 31, 2003, AOL Europe had 725,000 shares of redeemable preferred securities outstanding with a liquidation preference of $725 million. Dividends accreted at an annual rate of 6% and the total accumulated dividends as of March 31, 2003, were $88 million. These securities and accrued dividends are classified as minority interest in the accompanying consolidated balance sheet as of December 31, 2002. In April 2003, the preferred shares and accrued dividends were purchased for $813 million in cash.

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

      On February 13, 2001, TW Companies redeemed all 23 million shares of the Preferred Trust Securities. The redemption price was $25 per security, plus accrued and unpaid distributions thereon equal to $0.265 per security. The total redemption price was $581 million.

Mandatorily Convertible Preferred Stock

      The Company has outstanding one share of its Series A Mandatorily Convertible Preferred Stock, par value $.10 per share (the “Series A Preferred Stock”), held by a trust for the benefit of Comcast Corporation, that was issued on March 31, 2003, as part of the TWE Restructuring. The Series A Preferred Stock is not entitled to receive a dividend, has a liquidation preference of $0.10 per share and, after payment of the liquidation preference, would participate on a pro rata basis with the common stock in the event of a liquidation of the Company. The holder of the Series A Preferred Stock is entitled to vote on all matters submitted to shareholders of the Company, and votes with the holders of common stock as a class, with the Series A Preferred Stock having a number of votes equal to 134,245,006 shares of common stock. Upon conversion, the Series A Preferred Stock will be converted into shares of the Company’s common stock having a value equal to $1.5 billion based on the value of the Company’s common stock at the time of conversion, up to a maximum of 225,056,264 shares. The Series A Preferred Stock will be converted upon the earliest to occur of (i) the date a registration statement providing for the resale of the shares of common stock received on conversion is declared effective, (ii) the occurrence of specified events such as a merger of the Company or (iii) the second anniversary of the closing of the TWE Restructuring, i.e., on March 31, 2005. As noted in Note 1, the Series A Preferred Stock was reclassified from shareholders’ equity to liabilities in the third quarter of 2003 in conjunction with the adoption of FAS 150.

13.     SHAREHOLDERS’ EQUITY

Shares Authorized and Outstanding

      At December 31, 2003, shareholders’ equity of Time Warner included 171 million shares of Series LMCN-V common stock and 4.365 billion shares of common stock (net of approximately 81 million shares of common stock in treasury). As of December 31, 2003, Time Warner was authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Of the preferred authorization, one share of Series A Mandatorily convertible preferred stock has been authorized and issued in connection with the TWE Restructuring. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are non-redeemable. The holders of Series LMCN-V common stock are entitled to  1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchase Program

      During 2001 and 2002, the Company had a common stock repurchase program that allowed up to $5 billion of common stock repurchases. During 2002, the Company repurchased approximately 3.6 million shares at a total cost of $102 million and, in 2001, the Company repurchased 75.8 million shares at a cost of approximately $3 billion. The Company currently does not have a stock repurchase program.

Dilutive Securities

      At December 31, 2003, Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 747 million shares of the Company’s common stock. Similarly, Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 671 million shares of the Company’s common stock at December 31, 2002, and 641 million shares at December 31, 2001.

Paid-in-Capital

      During 2002, prior to the purchase of its interest in TWE by Comcast, AT&T exercised an option to increase its ownership in certain capital accounts of TWE by approximately 2.13%. Time Warner’s corresponding interests in TWE decreased by the same amount. In accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” Time Warner reflected the pretax impact of the dilution of its interest in TWE of approximately $690 million as an adjustment to paid-in-capital.

14.     STOCK-BASED COMPENSATION PLANS

Effect of the America Online – Historic TW Merger on Stock-Based Compensation Plans

      In connection with the America Online-Historic TW Merger, all Historic TW’s stock options and restricted stock outstanding at January 9, 2000, became fully vested, pursuant to the terms of Historic TW’s stock option and restricted stock plans. In addition, on January 11, 2001, the date the America Online-Historic TW Merger was consummated, each outstanding equity security of Historic TW was converted into 1.5 units of an equivalent equity security of Time Warner. On January 11, 2002, the first anniversary of the America Online-Historic TW Merger, certain options and restricted stock granted by America Online prior to entering into the America Online-Historic TW Merger became fully vested pursuant to the terms of America Online’s stock option and restricted stock plans.

Stock Option Plans

      The Company has various stock option plans under which it may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of Time Warner and TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally is not recognized for these stock option plans. Generally, the options become exercisable ratably, over a four-year vesting period, and expire ten years from the date of grant.

      For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (which for 2001 reflect the impact of the America Online – Historic TW Merger used for grants in 2003, 2002 and 2001: dividend yields of 0% in all periods; expected volatility of 53.9%, 52.9% and 59.3%, respectively; risk-free interest rates of 2.56%, 4.12% and 4.83%, respectively; and expected terms to exercise of ..61 years after vesting for 2003, .47 years after vesting for 2002 and 1.0 years after vesting for 2001. The weighted average fair value of an option granted during the year was $4.15 ($2.49 net of taxes), $9.65 ($5.79, net of taxes) and $24.89 ($14.93, net of taxes) for the years ended December 31, 2003, 2002 and 2001, respectively. During 2001,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Time Warner granted options to certain executives at exercise prices exceeding the market price of Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $67.32 and $16.68 ($10.01, net of taxes), respectively, in 2001. Above market options granted to employees in 2003 and 2002 were not significant.

      A summary of stock option activity under all plans is as follows:

	Thousands of	Weighted-Average
	Shares	Exercise Price

Balance at December 31, 2000	382,846	$23.23
2001 Activity:
Options exchanged for outstanding Time Warner options in connection with the America Online-Historic TW Merger	190,535	22.78
Granted(a)	193,257	47.53
Exercised	(108,860)	8.55
Cancelled	(30,463)	51.07

Balance at December 31, 2001	627,315	$31.88
2002 Activity:
Options exchanged for outstanding AOL Europe options in connection with the acquisition of AOL Europe(b)	8,780	40.80
Granted	115,033	25.22
Exercised	(49,786)	6.31
Cancelled	(43,902)	44.76

Balance at December 31, 2002	657,440	$31.91
2003 Activity:
Granted	96,867	10.91
Exercised	(53,697)	6.96
Cancelled	(50,008)	36.67

Balance at December 31, 2003	650,602	$30.48

(a)	In 2001, a special Founder’s Grant was issued to most individuals who were employees of Time Warner during the year the America Online-Historic TW Merger was consummated, only a portion of which is expected to be recurring in the future.

(b)	In 2002, Time Warner acquired Bertelsmann’s interest in AOL Europe. As a result of the purchase of Bertelsmann’s interest in AOL Europe, Time Warner owns 100% of, and began consolidating AOL Europe retroactive to the beginning of 2002 (Note 5).

	December 31,

	2003	2002	2001

	(thousands)
Exercisable	409,533	403,629	345,895
Available for future grants	220,611	118,193	88,449

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
	Outstanding	Life (in	Exercise	Exercisable as	Exercise
Range of Exercise Prices	as of 12/31/03	Years)	Price	of 12/31/03	Price

	(thousands)			(thousands)
Under $10.00	61,654	2.76	$3.79	61,463	$3.79
$10.01 to $15.00	166,850	6.25	$11.47	79,124	$12.45
$15.01 to $20.00	24,315	6.37	$16.69	12,664	$16.82
$20.01 to $30.00	104,935	7.29	$25.86	44,912	$24.95
$30.01 to $45.00	45,474	6.63	$37.88	31,280	$38.26
$45.01 to $50.00	161,379	6.63	$48.06	109,305	$47.95
$50.01 to $60.00	67,662	6.51	$56.73	56,604	$56.90
$60.01 to $90.00	18,252	6.44	$67.80	14,100	$68.02
$90.01 and above	81	5.96	$97.19	81	$97.19

Total	650,602	6.24 years	$30.48	409,533	$32.18

      For options exercised by employees of TWE and TWC Inc., Time Warner is reimbursed by TWE for the amount by which the market value of Time Warner common stock on the exercise date exceeds the exercise price. There were 45.3 million options held by employees of TWE at December 31, 2003, 21.6 million of which were exercisable.

Restricted Stock Plans

      Time Warner also has various restricted stock plans for employees and non-employee directors of the board. Under these plans, shares of common stock are granted which do not vest until the end of a restriction period, generally between three to five years. During 2003, Time Warner issued approximately 4.4 million shares of restricted stock at a weighted-average fair value of $12.32. During 2001, Time Warner issued approximately 157,000 shares of restricted stock at a weighted-average fair value of $43.43. The Company did not issue restricted stock in 2002.

15.     BENEFIT PLANS

      Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the plans. Time Warner uses a December 31 measurement date for the majority of its plans. A summary of activity for Time Warner’s domestic defined benefit pension plans is as follows:

Benefit Obligations — Defined Benefit Plans

	December 31,

	2003	2002

	(in millions)
Change in benefit obligations
Projected benefit obligation, beginning of year	$2,014	$1,725
Service cost	106	78
Interest cost	144	127
Actuarial loss	244	172
Benefits paid	(104)	(103)
Amendments to plan provisions	1	34
Impact of Restructuring of TWE-AN	—	(19)
Settlements and curtailments	(50)	—

Projected benefit obligation, end of year	$2,355	$2,014

Accumulated benefit obligation	$2,060	$1,697

Plan Assets — Defined Benefit Plans

	December 31,

	2003	2002

	(in millions)
Change in plan assets
Fair value of plan assets, beginning of year	$1,244	$1,463
Actual return on plan assets	405	(214)
Employer contributions	632	104
Benefits paid	(88)	(88)
Impact of Restructuring of TWE-AN	—	(21)
Settlements and curtailments	(5)	—

Fair value of plan assets, end of year	$2,188	$1,244

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Funded Status

	December 31,

	2003	2002

	(in millions)
End of year
Fair value of plan assets	$2,188	$1,244
Benefit obligations	2,355	2,014

Funded status	(167)	(770)
Unrecognized net actuarial loss	665	846
Unrecognized prior service cost	34	40
Effect of settlement accounting	—	(7)

Net amount recognized	$532	$109

      Amounts recognized in the consolidated balance sheet consist of (in millions):

	December 31,

	2003	2002

Prepaid benefit cost	$709	$1
Accrued benefit cost	(254)	(454)
Intangible assets	22	43
Accumulated other comprehensive income	55	519

Net amount recognized	$532	$109

      Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans, which are paid as obligations arise (in millions):

	December 31,

	2003	2002

Projected benefit obligation	$244	$199
Accumulated benefit obligation	$254	$194

      At the end of 2002, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for funded pension plans with an accumulated benefit obligation in excess of plan assets were $1.815 billion, $1.504 billion and $1.244 billion, respectively. In 2003, plan assets exceeded accumulated benefit obligations in the funded pension plans.

	December 31,

	2003	2002	2001

	(in millions)
Components of Net Periodic Costs
Service cost	$106	$78	$76
Interest cost	144	127	127
Expected return on plan assets	(122)	(127)	(139)
Amortization of prior service cost	4	1	—
Amortization of net (gain) loss	70	15	—

Net periodic benefit costs	$202	$94	$64

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In addition, certain domestic employees of the Company participate in multi-employer pension plans, not included in the net periodic cost above, as to which the expense amounted to $52 million in 2003, $47 million in 2002 and $39 million in 2001.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,

	2003	2002	2001

Discount rate	6.25%	6.75%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,

	2003	2002	2001

Discount rate	6.75%	7.50%	7.75%
Expected long-term return on plan assets	8.00%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	5.00%

      The discount rate was determined by comparison against ten-year corporate bond rates and discount rates used by similar companies. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s past average rate of earnings, discussions with portfolio managers and comparisons with similar companies. The expected long-term rate of return is based on an asset allocation assumption of 75% equities and 25% fixed income securities.

Plan Assets

      Time Warner’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

	December 31,

	2003	2002

	(in millions)
Equity securities	76.0%	75.0%
Debt securities	24.0%	25.0%

Total	100.0%	100.0%

      The Company’s investment strategy for its domestic pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a strategic review of its asset allocation strategy every five years. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 75% equity securities and 25% fixed income securities. A portion of the fixed income allocation is reserved in short term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally, does not have any passive investments in index funds and does not utilize hedging, futures or derivative instruments.

      Equity securities include 4.4 million shares of Time Warner common stock in the amount of $80 million (4% of total plan assets) at December 31, 2003, and 4.4 million shares in the amount of $58 million (5% of total plan assets) at December 31, 2002.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected cash flows

      After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year.

      Information about the expected benefit payments for the Company’s domestic defined benefit plans is as follows (in millions):

Expected benefit payments:
2004	$88
2005	94
2006	95
2007	106
2008	108
2009 — 2013	649

Defined contribution plans

      Time Warner has certain defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $130 million in 2003, $113 million in 2002 and $105 million in 2001. The Company’s contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

Non-domestic plans

      Employees of Time Warner’s operations in foreign countries participate to varying degrees in local pension plans. Time Warner’s operations in the United Kingdom, mostly related to the Publishing segment, account for the most significant non-domestic defined benefit plans. The impact on Time Warner’s financial statements related to these plans as of December 31, 2003, included a prepaid pension asset of $42 million (accrued liability of $13 million in 2002) and pension expense of $25 million, $16 million and $9 million for the years ended 2003, 2002, and 2001 respectively. Included within other comprehensive income as of December 31, 2003, is $18 million related to plans with an accumulated benefit obligation in excess of plan assets.

Postretirement plans

      Time Warner also sponsors several unfunded, domestic defined benefit postretirement plans covering certain retirees and their dependents. Included in other long-term liabilities in the consolidated balance sheet are $173 million and $163 million for the years ended December 31, 2003 and 2002, respectively, related to these plans. In addition, the Company recognized expense of $19 million, $15 million and $14 million related to these plans for the years ended December 31, 2003, 2002 and 2001, respectively. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which is not expected to have a material impact on the Company’s consolidated financial statements.

16.     DERIVATIVE INSTRUMENTS

      Time Warner uses derivative instruments principally to manage the risk that changes in foreign currency exchange rates will affect the amount of unremitted or future royalties and license fees to be received from the sale of U.S. copyrighted products abroad, to manage the risk that changes in interest rates will affect the fair value of its debt obligations and to manage equity price risk in the Company’s investment holdings. The

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following is a summary of Time Warner’s risk management strategies and the effect of these strategies on Time Warner’s consolidated financial statements.

Foreign Currency Risk Management

      Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen and European currency, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing eighteen-month period (the “hedging period”). The hedging period for royalties and license fees covers revenues expected to be recognized over the ensuing twelve-month period; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash revenues back into U.S. dollars. Therefore, the hedging period covers an eighteen-month period. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months to provide continuing coverage throughout the hedging period. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk. At December 31, 2003, Time Warner had effectively hedged approximately 70% of the estimated net foreign currency exposures that principally relate to anticipated cash flows to be remitted to the United States over the hedging period.

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

      At December 31, 2003, Time Warner had contracts for the sale of $3.544 billion and the purchase of $1.934 billion of foreign currencies at fixed rates, including net contracts for the sale of $692 million of the British pound, $633 million of European currency and $152 million of Japanese yen. At December 31, 2002, Time Warner had contracts for the sale of $975 million and the purchase of $911 million of foreign currencies at fixed rates, including net contracts for the sale of $74 million of Japanese yen and $156 million of European currency and net contracts for the purchase of $190 million of the British pound. At December 31, 2001, Time Warner had contracts for the sale of $368 million and the purchase of $177 million of foreign currencies at fixed rates, including net contracts for the sale of $60 million of Japanese yen and $149 million of European currency and net contracts for the purchase of $20 million of the British pound. Time Warner had deferred approximately $44 million of net losses, in shareholders’ equity, on foreign exchange contracts at December 31, 2003, which is expected to be substantially recognized in income over the next twelve months. For the years ended December 31, 2003, 2002 and 2001, Time Warner recognized losses of $149 million, and gains of $16 million and $52 million, respectively, on foreign exchange contracts. These amounts were, or are expected to be, largely offset by corresponding decreases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. During 2003, 2002 and 2001, there were approximately $1 million, $0 million and $2 million, respectively of gains resulting from the discontinuance of cash flow hedges, because it was probable that the original forecasted transaction would not occur within the specified time period. During 2003, there were approximately $2 million of losses resulting from the ineffectiveness of foreign currency hedges.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Risk Management

      From time to time, the Company uses interest rate swaps to strategically manage the fixed to floating rate balance of its debt portfolio. Under the interest rate swap contract, the Company agrees to receive a fixed rate payment (in most cases equal to the stated coupon rate of the bond being hedged) for a floating rate payment. The net payment on the swap is exchanged at a specified interval that usually coincides with the bonds underlying coupon payment on the agreed upon notional amount.

      During the fourth quarter of 2003, the Company entered into interest rate swaps with a notional face amount of $300 million to hedge the fair value of certain of its fixed rate debt. The swaps, which mature at different dates ranging from August 2004 to June 2005, effectively convert the fixed rate debt to variable rate instruments indexed to LIBOR. These swaps have been designated as a fair value hedge of the changes in fair value of the Company’s fixed rate debt attributable to changes in benchmark interest rates. As key terms of the swap match the debt they are intended to hedge, changes in the fair value of the swap are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. The fair value of these swaps at December 31, 2003, was not material.

      The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Credit risk related to interest rate swaps is considered low because swaps are entered into with strong creditworthy counterparties and are limited to the net interest payments due/payable for the remaining life of the swap.

Equity Risk Management

      Time Warner manages an investment portfolio, excluding investments accounted for using the equity method and cost method of accounting, with a fair value of $775 million as of December 31, 2003. As part of the Company’s strategy to manage the equity price risk inherent in the portfolio, the Company may enter into hedging transactions to protect the fair value of investments in the portfolio or the anticipated future cash flows associated with the forecasted sale of certain investments. In addition, Time Warner holds investments in equity derivative instruments (e.g., warrants), which are not designated as hedges. The equity derivative instruments are recorded at fair value in the accompanying consolidated balance sheet, and the related gains and losses are immediately recognized in income.

17.	SEGMENT INFORMATION

      Time Warner classifies its business interests into five fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; and Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing.

      Information as to the operations of Time Warner in each of its business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is Operating Income (Loss) before non-cash depreciation of tangible assets and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income (Loss) by segment.

      The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1. Intersegment sales are accounted for at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,

	2003	2002	2001

	(millions)
Revenues(a)
AOL	$8,600	$9,094	$8,615
Cable(b)	7,699	7,035	6,028
Filmed Entertainment	10,967	10,040	8,759
Networks	8,434	7,655	7,050
Publishing	5,533	5,422	4,689
Intersegment elimination	(1,668)	(1,932)	(1,634)

Total revenues	$39,565	$37,314	$33,507

(a)	Revenues reflect the provisions of EITF 01-09 and EITF 01-14 that were adopted by the Company in 2002, which require retroactive restatement of 2001 results to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and EITF 01-14 was to increase revenues and costs by equal amounts of $86 million for 2001. The net increase (decrease) in revenues and costs for 2001 by business segment is as follows: AOL $(29) million, Cable $236 million and Publishing $(121) million.

(b)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s previously reported revenues of $715 million and $1.247 billion, respectively.

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

      These intersegment transactions are recorded by each segment at fair value as if the transactions were with third parties, therefore impacting segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

therefore, do not themselves impact consolidated results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Years Ended December 31,

	2003	2002	2001

	(millions)
Intersegment Revenues
AOL	$102	$283	$228
Cable	69	152	58
Filmed Entertainment	816	841	767
Networks	605	573	544
Publishing	76	83	37

Total intersegment revenues	$1,668	$1,932	$1,634

      Included in the total intersegment revenues above are advertising revenues, as follows:

	Years Ended
	December 31,

	2003	2002	2001

	(millions)
Intersegment Advertising Revenues
AOL	$40	$178	$222
Cable	11	125	58
Filmed Entertainment	—	—	—
Networks	111	147	157
Publishing	49	83	37

Total intersegment advertising revenues	$211	$533	$474

      During 2003, there was a change in the application of the AOL segment’s policy for intercompany advertising barter transactions, which reduced both the amount of intercompany advertising revenues and advertising expenses recognized by the AOL segment by $51 million. This change, however, had no impact on the AOL segment’s Operating Income or its Operating Income before Depreciation and Amortization. In addition, because intercompany transactions are eliminated on a consolidated basis, this change in policy did not impact the Company’s consolidated results of operations. See the Significant Accounting Policies section of Note 1 for additional discussion.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,

	2003	2002	2001

	(millions)
Operating Income (Loss) before Depreciation and Amortization(a)(b)
AOL	$1,507	$(31,957)	$2,713
Cable(c)	2,992	(7,799)	2,628
Filmed Entertainment	1,465	1,232	1,017
Networks	2,027	2,032	1,797
Publishing	955	1,155	909
Corporate	(424)	(398)	(307)
Intersegment elimination	(17)	(56)	(86)

Total Operating Income before Depreciation and Amortization	$8,505	$(35,791)	$8,671

(a)	In 2003, Operating Income (Loss) before Depreciation and Amortization includes asset gains (losses), including impairment of goodwill and intangible assets of $43 million for the Filmed Entertainment segment, $(219) million for the Networks segment and $(128) million for the Publishing segment. In 2002, the amounts include $(33.489) billion for the AOL segment and $(10.544) billion for the Cable segment.
(b)	The business segment results have been recast to include merger and restructuring costs as a component of each business segment’s results. Previously, these amounts were excluded from the business segment’s results and included as a separate line item.
(c)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s previously reported Operating Income before Depreciation and Amortization of $333 million and $571 million, respectively.

	Years Ended December 31,

	2003	2002	2001

	(millions)
Depreciation of Property, Plant and Equipment
AOL	$669	$624	$422
Cable(a)	1,403	1,206	893
Filmed Entertainment	86	79	89
Networks	192	172	159
Publishing	116	97	70
Corporate	34	28	20

Total depreciation	$2,500	$2,206	$1,653

(a)	The Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s depreciation of $125 million and $218 million, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,

	2003	2002	2001

	(millions)
Amortization of Intangible Assets(a)
AOL	$175	$161	$141
Cable(b)	58	7	2,483
Filmed Entertainment	206	191	478
Networks	26	21	1,966
Publishing	175	177	935
Corporate	—	—	363

Total amortization	$640	$557	$6,366

(a)	2001 includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the approximate $147 billion acquisition of Historic TW.

(b)	The Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s amortization of $2 million and $40 million, respectively.

	Years Ended December 31,

	2003	2002	2001

	(millions)
Operating Income (Loss)(a)
AOL	$663	$(32,742)	$2,150
Cable(b)	1,531	(9,012)	(748)
Filmed Entertainment	1,173	962	450
Networks	1,809	1,839	(328)
Publishing	664	881	(96)
Corporate	(458)	(426)	(690)
Intersegment elimination	(17)	(56)	(86)

Total Operating Income (Loss)	$5,365	$(38,554)	$652

(a)	The business segments have been modified to include merger and restructuring costs as a component of each business segment’s results. Previously, these amounts were excluded from the business segments and included as a separate line item.
(b)	As a result of Advance/ Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s previously reported operating income (loss) of $206 million and $313 million, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	December 31,

	2003	2002

	(millions)
Assets
AOL	$6,227	$7,757
Cable	42,920	37,732
Filmed Entertainment	17,668	16,401
Networks	32,744	31,907
Publishing	13,789	14,009
Corporate	4,128	1,591
Discontinued operations	4,307	6,121

Total assets	$121,783	$115,518

	Years Ended December 31,

	2003	2002	2001

	(millions)
Capital Expenditures and Product Development Costs
AOL	$467	$560	$805
Cable(a)	1,637	1,813	1,813
Filmed Entertainment	136	113	97
Networks	269	189	181
Publishing	148	133	89
Corporate	104	35	62

Total capital expenditures and product development costs	$2,761	$2,843	$3,047

(a)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002 and 2001, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s capital expenditures and product development costs of $206 million and $408 million, respectively.

    Because a substantial portion of international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States, which represent approximately 2% of total assets, are not material. Revenues in different geographical areas is as follows:

	Years Ended December 31,

	2003	2002	2001

	(millions)
Revenues(a)
United States	$32,123	$30,761	$29,795
United Kingdom	2,196	2,068	867
Germany	1,239	919	291
Japan	577	562	396
France	773	572	258
Canada	413	345	297
Other international	2,244	2,087	1,603

Total revenues	$39,565	$37,314	$33,507

(a)	Revenues are attributed to countries based on location of customer.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	COMMITMENTS AND CONTINGENCIES

Commitments

      Time Warner’s total rent expense from continuing operations amounted to $712 million in 2003, $909 million in 2002 and $976 million in 2001. The Company has long-term noncancellable lease commitments for office space, studio facilities and operating equipment in various locations around the world. The minimum net rental commitments under noncancellable long-term operating leases during the next five years are as follows:

2004	$515
2005	470
2006	459
2007	426
2008	408
Thereafter	2,323

Total	$4,601

      Additionally, Time Warner recognized sublease income of $32 million in 2003 and, as of December 31, 2003, the Company had future sublease income commitments of $155 million.

      In addition Time Warner also has commitments under certain programming, network licensing, artist, athlete, franchise and other agreements aggregating approximately $27 billion at December 31, 2003, which are payable principally over a ten-year period.

      The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of joint venture investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the joint venture investee. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

      The following table summarizes separately the Company’s contingent commitments at December 31, 2003. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not mean that the Company expects to incur an obligation to make any payments within that time frame.

	Total				2009 and
Nature of Contingent Commitments	Commitments	2004	2005-2006	2007-2008	thereafter

	(millions)
Guarantees	$2,558	$117	$185	$197	$2,059
Letters of credit and other contingent commitments	2,658	369	44	16	2,229

Total contingent commitments	$5,216	$486	$229	$213	$4,288

      The following is a description of the Company’s contingent commitments at December 31, 2003:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) formerly owned entities, including guarantees related to the 1998 sale of Six Flags Entertainment Corp., and (b) joint ventures in which Time Warner is or was a venture partner.

•	Generally, letters of credit support performance and payments for a wide range of global contingent and firm obligations including insurance, litigation appeals, import of finished goods, real estate leases

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and other operational needs. The Cable segment has obtained letters of credit for several of its joint ventures. Should these joint ventures default on their obligations supported by the letters of credit, the Cable segment would be obligated to pay these costs to the extent of the letters of credit. In addition, the Company provides for letters of credit and surety bonds related to insurance premiums and the Cable segment provides for letters of credit and surety bonds that are required by certain local governments when cable is being installed.

      Except as otherwise discussed above or below, Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Certain Investee Obligations

Cable Joint Ventures

      On December 1, 2003, the Company announced that TWC Inc. would restructure two joint ventures that it manages, KCCP, a 50-50 joint venture between Comcast and TWE serving approximately 304,000 basic video subscribers as of December 31, 2003, and TCP, a 50-50 joint venture between Comcast and TWE-A/N serving approximately 1.2 million basic video subscribers as of December 31, 2003. The Company accounts for its investment in these joint ventures using the equity method. Under the restructuring, completion of which is subject to customary conditions (including receipt of applicable regulatory approvals), KCCP will be merged into TCP, which will be renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership will be owned 50% by Comcast and 50% by TWE and TWE-A/N collectively. Beginning any time after the later of June 1, 2006, and the two-year anniversary of the closing of the restructuring, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose to take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and south Texas systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the restructuring would own the remaining pool of systems and any debt associated with that pool.

      In December 2003, TWE-A/N (which owns the majority of the Company’s equity stake in TCP) agreed to extend its commitment to provide a ratable share (i.e., 50%) of any funding required to maintain TCP in compliance with its financial covenants under its bank credit facilities (which facilities are otherwise non-recourse to the Company and its other subsidiaries) from January 15, 2004 to January 15, 2005. Funding made in respect of this funding agreement is contributed to TCP in the form of partner subordinated loans. The aggregate amount of subordinated debt provided by TWE-A/N in 2003 in respect of its obligations under the funding agreement was $83 million. Upon closing of the restructuring, the existing TCP bank credit facilities (approximately $1 billion in aggregate principal outstanding as of December 31, 2003) shall remain in place and the funding agreement, and TWE-A/N’s ratable funding obligations thereunder, shall automatically be extended through the earlier of the maturity of the TCP credit facilities in June 2007, and the refinancing thereof pursuant to the dissolution of the partnership. TWE-A/N’s ultimate liability in respect of the funding agreement is dependent upon the financial results of TCP (or, after giving effect to the restructuring, TKCCP).

Time Warner Entertainment

      At any time following the second anniversary of the closing of the restructuring of TWE (i.e., March 31, 2005), Comcast has the right to require TWC Inc. to purchase all or a portion of Comcast’s 4.7% limited partnership interest in TWE at an appraised fair market value, subject to a right of first refusal in favor of Time Warner. Comcast also has the right, at any time following the second anniversary of the closing of the restructuring of TWE, to sell all or a portion of its interest in TWE to a third party in a bona fide transaction, subject to a right of first refusal, first, in favor of Time Warner and, second, in favor of TWC Inc. If TWC Inc.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Time Warner do not collectively elect to purchase all of Comcast’s offered partnership interest, Comcast may proceed with the sale of the offered partnership interest to that third party on terms no more favorable than those offered to TWC Inc. and Time Warner, if that third party agrees to be bound by the same terms and conditions applicable to Comcast as a limited partner in TWE. The purchase price payable by TWC Inc. or Time Warner as consideration for Comcast’s partnership interest may be cash; common stock, if the common stock of the purchaser is then publicly traded; or a combination of both.

Court TV Joint Venture

      The Company and Liberty Media (“Liberty”) each have a 50% interest in Court TV. Beginning January 2006, Liberty may give written notice to Time Warner requiring Time Warner to purchase all of Liberty’s interest in Court TV (the “Liberty Put”). In addition, as of the same date, Time Warner may, by notice to Liberty, require Liberty to sell all of its interest in Court TV to Time Warner (the “Time Warner Call”). The price to be paid upon exercise of either the Liberty Put or the Time Warner Call will be an amount equal to one half of the fair market value of Court TV, determined by an appraisal. The consideration is required to be paid in cash if the Liberty Put is exercised. If the Time Warner Call is exercised, the consideration is also payable in cash only if Liberty determines that the transaction cannot be structured as a tax efficient transaction, or if Time Warner determines that a tax efficient transaction may either violate applicable law or cause a breach or default under any other agreement affecting Time Warner.

Bookspan Joint Venture

      The Company and Bertelsmann each have a 50% interest in the Bookspan joint venture, which operates the U.S. book clubs, Book-of-the-Month Club, Inc. and Doubleday, jointly. Under the General Partnership Agreement, beginning on June 30, 2005, and then on January 1 of each subsequent year, either Bertelsmann or the Company may elect to terminate the partnership by giving notice during 60-day termination periods. If such an election is made, a confidential bid process will take place, pursuant to which the highest bidder will purchase the other party’s entire venture interest. The Company is unable to predict whether this bid process will occur or the amount that may be paid out or received under it. For the year ended December 31, 2003, the Bookspan joint venture had Operating Income before Depreciation and Amortization and Operating Income of approximately $30 million and $15 million, respectively.

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner’s Filmed Entertainment companies was approximately $3.9 billion at December 31, 2003, and approximately $3.3 billion at December 31, 2002, including amounts relating to the licensing of film product to Time Warner’s Networks segment of approximately $740 million at December 31, 2003, and $850 million at December 31, 2002.

      Because backlog generally relates to contracts for the licensing of theatrical and television product that has already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 10 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES

Securities Matters

      As of March 1, 2004, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been consolidated for pretrial proceedings. The Minnesota State Board of Investment has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the Merger and in its Registration Statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the Company filed a motion to dismiss the consolidated amended complaint and that motion is pending. On July 25, 2003, the court denied plaintiffs’ motion for relief from the automatic stay of discovery that is in effect under the Private Securities Litigation Reform Act of 1995. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      As of March 1, 2004, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint and that motion is pending. On September 26, 2003, the court granted the Company’s motion for a limited

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stay of discovery in the ERISA actions. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      As of March 1, 2004, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. On May 2, 2003, the motion to dismiss was granted. Two of the lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The parties to the first two federal actions have agreed that all proceedings in that matter should be stayed pending resolution of any motion to dismiss in the consolidated securities action described above. The third was filed on December 11, 2003, as a case related to the consolidated federal action; plaintiffs have agreed to consolidation for most purposes with the consolidated derivative action and have agreed to a stay pending resolution of any motion to dismiss in the consolidated securities action. The fourth was filed on February 20, 2004. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14a-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On November 11, 2002, Staro Asset Management, LLC filed a putative class action complaint in the U.S. District Court for the Southern District of New York on behalf of certain purchasers of Reliant 2.0% Zero-Premium Exchangeable Subordinated Notes for alleged violations of the federal securities laws. Plaintiff is a purchaser of subordinated notes, the price of which was purportedly tied to the market value of Time Warner stock. Plaintiff alleges that the Company made misstatements and/or omissions of material fact that artificially inflated the value of Time Warner stock and directly affected the price of the notes. Plaintiff seeks

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensatory damages and/or rescission. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. The Company intends to defend against this lawsuit vigorously. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles (the “California Actions”). On January 26, 2004, the Company filed a motion to stay the California Actions on forum non conveniens and comity grounds and certain individuals filed motions to dismiss for lack of personal jurisdiction. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On May 23, 2003, Treasurer of New Jersey v. AOL Time Warner Inc. et al., was filed in the Superior Court of New Jersey, Mercer County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young, Citigroup, Salomon Smith Barney, Morgan Stanley, JP Morgan Chase and Banc of America Securities. The complaint is brought by the Treasurer of New Jersey and purports to be made on behalf of the State of New Jersey, Department of Treasury, Division of Investments (the “Division”) and certain funds administered by the Division. Plaintiff alleges that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of New Jersey state law for fraud and negligent misrepresentation. Plaintiffs seeks an unspecified amount of damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. The parties have agreed to stay this action and to coordinate discovery proceedings with the consolidated securities action. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On January 7, 2004, the court denied defendants’ stay motions and denied in part and granted in part defendants’ motion for a protective order. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On July 18, 2003, West Virginia Investment Management Board v. Parsons et al. was filed in West Virginia, Circuit Court, Kanawha County naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., and Ernst & Young LLP. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

violations of West Virginia law, breach of fiduciary duty and common law fraud. Plaintiff seeks disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On January 28, 2004, McClure et al. v. AOL Time Warner Inc. et al. was filed in the District Court of Cass County, Texas (purportedly on behalf of several purchasers of Company stock) naming as defendants the Company and certain current and former officers, directors and employees of the Company. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege breach of fiduciary duty and common law fraud. Plaintiffs seek unspecified compensatory damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On February 24, 2004, Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. v. Time Warner Inc. et al. was filed in the Court of Common Pleas of Philadelphia County naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW Inc., Morgan Stanley & Co., Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, J.P. Morgan Chase & Co and Ernst & Young LLP. Plaintiffs had previously filed a request for a writ of summons notifying defendants of commencement of an action. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Pennsylvania Law, breach of fiduciary duty and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its America Online division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003 and the case was dismissed with prejudice. On July 14, 2003, the district court denied plaintiff’s motion for an order certifying the dismissal of the case for interlocutory appeal. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      As of March 1, 2004, three class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against the Company, America Online and certain former officers and employees. The complaints purport to be brought on behalf of purchasers of stock in PurchasePro Inc. (“PPRO”). Plaintiffs allege that the Company violated Sections 10(b) and 20(a) of the Exchange Act by aiding and abetting PPRO’s alleged inflation of its financial results. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

SEC and DOJ Investigations

      The SEC and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

advertising arrangements and the methods used by the America Online segment to report its subscriber numbers.

      The Company itself had commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online segment (“CFO review”) during 2002. As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. On January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/ A for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 that included restated financial statements reflecting the adjustments announced on October 23, 2002. Although the Company has continued its CFO review process, the Company has not, to date, determined that any further restatement is necessary.

      In its Annual Report on Form 10-K for the year ended December 31, 2002, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously-established put price to Bertelsmann either in cash, Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in a value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

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

      In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the March 2000 agreement in cash rather than in stock, without any change to the put price previously established in the March 2000 agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as the advertisements were run (almost entirely at America Online) during the period from the first quarter of 2001 through the fourth quarter of 2002. Advertising revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. For the period ending December 31, 2003, advertising revenues recognized by the Company totaled $2.1 million, with $2.0 million recognized for the quarter ending March 31, 2003. These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Although the advertisements purchased by Bertelsmann in these transactions were in fact run, the SEC staff expressed to the Company its preliminary view that at least some portion of the revenue recognized by the Company for that advertising should have been treated as a reduction in the purchase price paid by the Company to Bertelsmann rather than as advertising revenue. The Company subsequently provided the SEC a written explanation of the basis for the Company’s accounting for the transactions and the reasons why both the Company and its auditors continued to believe that the transactions had been accounted for correctly.

      The SEC staff has continued to review the Company’s accounting for these transactions, including the Company’s written and oral submissions to the SEC. In July 2003, the SEC’s Office of the Chief Accountant informed the Company that it has concluded that the accounting for these transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and, therefore, such portion of the payment should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. In addition, the SEC’s Division of Enforcement continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of advertising provided thereunder.

      Based upon its knowledge and understanding of the facts of these transactions, the Company and its auditors continue to believe its accounting for these transactions is appropriate. It is possible, however, that the Company may learn information as a result of its ongoing review, discussions with the SEC, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as the potential initial public offering of TWC Inc., until this matter is resolved.

      The SEC staff also continues to investigate a range of other transactions principally involving the Company’s America Online segment, including advertising arrangements and the methods used by the America Online segment to report its subscriber numbers. The DOJ also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are other unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

      As of March 1, 2004, 13 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online and ICT Group, Inc. All of these suits allege that America Online’s “Spin-off a Second Account” (“SOSA”) program violated consumer protection acts by charging members for “spun-off” or secondary e-mail accounts they purportedly did not agree to create. America Online removed several of the actions filed in state court to federal court. America Online removed several of the actions filed in state court to federal court. On February 27, 2004, the Judicial Panel on Multidistrict Litigation ordered the federal court cases centralized in the Central District of California for consolidated or coordinated pretrial proceedings. On January 5, 2004, the class action pending in the Superior

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in SOSA’s terms of service. America Online has filed or will file similar motions to dismiss in the other state actions not removed to federal court. The Company believes the lawsuits have no merit and intends to defend against them vigorously. Due to their preliminary status, the Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against America Online and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court and on January 6, 2004, the court denied plaintiffs’ motion for class certification. Plaintiffs in that case have filed an appeal of the order denying class certification, and the trial court has stayed proceedings pending that appeal.

      On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, America Online and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the Company’s Administrative Committee and the AOL Administrative Committee. On May 19, 2003, the Company, America Online and AOL Community, Inc. filed a motion to dismiss and the Administrative Committees filed a motion for judgment on the pleadings. Both of these motions are now pending. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss, but intends to defend against these lawsuits vigorously.

      On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiffs allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. On November 19, 2003, the court ordered plaintiffs’ complaints to be consolidated. Plaintiffs filed their amended consolidated class action complaint on December 17, 2003, seeking compensatory damages, disgorgement, attorneys’ fees and injunctive and declaratory relief. On February 6, 2004, the Company moved to compel arbitration and to stay the matter pending arbitration or alternatively to dismiss the case. The Company believes the lawsuits have no merit and intends to defend against them vigorously. However, due to their preliminary status, the Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. The Company is unable to predict the outcome of this case or reasonably estimate a range of possible loss, but intends to defend against this lawsuit vigorously.

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

      Time Warner has transactions with certain unconsolidated investees accounted for under the equity method of accounting, generally with respect to sales of products and services in the ordinary course of business. Such transactions include networking and host fee arrangements by the AOL segment, the licensing of broadcast rights to film and television product by the Filmed Entertainment segment, and the licensing of rights to carry cable television programming provided by the Networks segment. For the year ended December 31, 2003, the accompanying statement of operations includes revenues and costs of revenues from the aforementioned transactions of $189 million and $128 million, respectively. For the year ended December 31, 2002, revenues and costs of revenues from the aforementioned transactions were $274 million and $126 million, respectively. For the year ended December 31, 2001, revenues and costs of revenues from the aforementioned transactions were $294 million and $208 million, respectively.

      In addition, the Company, through TWC Inc., has entered into various transactions with Comcast, a minority owner of TWC Inc. Prior to the TWE Restructuring (Note 4), these transactions primarily related to the sale of programming to Comcast cable systems by the Networks segment. Currently, these transactions primarily relate to the purchase by TWC Inc. of programming provided by Comcast owned networks. These transactions are executed on terms comparable to those of unrelated third parties. For the years ended December 31, 2003, 2002 and 2001, the accompanying statement of operations includes revenues from the aforementioned transactions of $149 million, $378 million and $365 million, respectively, and costs of revenues for 2003 of $41 million. These amounts reflect transactions with only those cable systems in which Comcast had an ownership interest during the periods covered.

      In addition to the above transactions in the normal course of business, in January 2003, the Company acquired an additional 11% interest in The WB Network from certain executives of The WB Network for $128 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

      Additional financial information with respect to cash (payments) and receipts is as follows:

	Year Ended December 31,

	2003	2002	2001

	(millions)
Cash payments made for interest	$(1,694)	$(1,641)	$(1,379)
Interest income received	61	93	190

Cash interest payments, net	$(1,633)	$(1,548)	$(1,189)

Cash payments made for income taxes	$(504)	$(295)	$(317)
Income tax refunds received	15	49	45

Cash tax payments, net	$(489)	$(246)	$(272)

      Non-cash financing activities in 2003 included the incurrence by TWC Inc. of $2.1 billion in debt in connection with the TWE Restructuring (Note 4) and the assumption of approximately $700 million as a result of initially applying the provisions of FIN 46 to its lease-financing arrangements with SPEs (Note 1).

Interest Expense, Net

      Interest expense, net, consists of:

	Year Ended December 31,

	2003	2002	2001

	(millions)
Interest income	$82	$112	$186
Interest expense	(1,926)	(1,870)	(1,502)

Total interest expense, net	$(1,844)	$(1,758)	$(1,316)

Other Expense, Net

      Other expense, net, consists of:

	Year Ended December 31,

	2003	2002	2001

	(millions)
Net investment gains (losses)(a)	$593	$(2,075)	$(2,528)
Microsoft Settlement (Note 8)	760	—	—
Losses on equity investees	(97)	(312)	(868)
Losses on accounts receivable securitization programs	(32)	(56)	(70)
Miscellaneous	(14)	(4)	8

Total other income (expense), net	$1,210	$(2,447)	$(3,458)

(a)	Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of $212 million for the year ended December 31, 2003, $2.212 billion for the year ended December 31, 2002, and $2.479 billion for the year ended December 31, 2001 (Note 7).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Current Liabilities

      Other current liabilities consist of:

	December 31,

	2003	2002

	(millions)
Accrued expenses	$5,037	$5,018
Accrued compensation	971	782
Accrued income taxes	112	87

Total other current liabilities	$6,120	$5,887

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Time Warner Inc.

      We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule and supplementary information listed in the index at Item 15(a). These financial statements, schedule and supplementary information are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary information based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the accompanying consolidated financial statements, in 2003 Time Warner changed its method of accounting for certain variable interest entities and financial instruments with characteristics of both liabilities and equity and in 2002 Time Warner changed its method of accounting for goodwill and indefinite lived intangible assets.

ERNST & YOUNG LLP

New York, New York

January 28, 2004

TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

      The selected financial information set forth below for each of the five years in the period ended December 31, 2003, has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. Certain reclassifications have been made to conform to the 2003 presentation.

      Because the America Online – Historic TW Merger was not consummated until January 2001, the selected financial information for years prior to 2001 reflect only the financial results of America Online, as predecessor to Time Warner.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(amounts in millions, except per share data)
Selected Operating Statement Information:
Revenues:
Subscription	$20,448	$18,959	$15,657	$4,777	$3,874
Advertising	6,182	6,299	6,869	2,029	1,070
Content	11,446	10,216	8,654	—	—
Other	1,489	1,840	2,327	799	780

Total revenues	39,565	37,314	33,507	7,605	5,724
Operating income (loss)(a)	5,365	(38,554)	652	1,766	819
Interest income (expense), net	(1,844)	(1,758)	(1,316)	275	138
Other income (expense), net(b)(c)	1,210	(2,447)	(3,458)	(208)	677
Income (loss) before discontinued operations and cumulative effect of accounting change	3,146	(43,449)	(4,221)	1,121	1,027
Net income (loss)(d)	2,639	(98,696)	(4,934)	1,121	1,027
Per share of common stock(e):
Basic income (loss) before discontinued operations	$0.70	$(9.75)	$(0.95)	$0.48	$0.47
Basic net income (loss)	$0.59	$(22.15)	$(1.11)	$0.48	$0.47
Diluted income (loss) before discontinued operations	$0.68	$(9.75)	$(0.95)	$0.43	$0.40
Diluted net income (loss)	$0.57	$(22.15)	$(1.11)	$0.43	$0.40
Average common shares:
Basic	4,506.0	4,454.9	4,429.1	2,323.0	2,199.0
Diluted	4,623.7	4,454.9	4,429.1	2,595.0	2,599.0

(a)	Includes a non-cash charge to reduce the carrying value of goodwill and other intangible assets of $318 million in 2003 and $44.039 billion in 2002. Also includes merger-related costs and restructurings of $109 million in 2003, $327 million in 2002, $214 million in 2001, $10 million in 2000 and $123 million in 1999.
(b)	Includes non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments of $204 million in 2003, $2.199 billion in 2002, $2.528 billion in 2001 and $535 million in 2000 (Note 7).
(c)	Includes gains relating to the sale or exchange of certain other investments of $797 million in 2003, $124 million in 2002, $275 million in 2000 and $678 million in 1999 (Note 7).
(d)	Includes a non-cash charge of $12 million in 2003, related to the cumulative effect of an accounting change in connection with the adoption of FIN 46 and $54.235 billion in 2002 related to the cumulative effect of an accounting change in connection with the adoption of FAS 142 (Note 1).
(e)	Includes a non-cash charge of $12 million in 2003 and $54.235 billion in 2002, related to the cumulative effect of an accounting change and loss on discontinued operations of $495 million in 2003, $1.012 billion in 2002 and $713 million in 2001.

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION (Continued)

	As of December 31,

	2003	2002	2001	2000	1999

	(millions)
Selected Balance Sheet Information:
Cash and equivalents	$3,040	$1,730	$719	$2,610	$2,554
Total assets	121,783	115,518	208,563	10,778	10,396
Debt due within one year	2,287	155	48	2	13
Mandatorily convertible preferred stock	1,500	—	—	—	—
Long-term debt	23,458	27,354	22,792	1,411	1,581
Shareholders’ equity	56,038	52,817	152,027	6,727	6,331
Total capitalization	83,283	80,326	174,867	8,140	7,925

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

      The following table sets forth the quarterly information for Time Warner.

	Quarter Ended

	March 31	June 30	September 30	December 31

	(amounts in millions, except per share data)
2003(a)(c)(d)
Subscription revenues	$4,935	$5,118	$5,150	$5,245
Advertising	1,338	1,678	1,424	1,742
Content	2,577	2,771	2,591	3,507
Other	386	355	338	410

Total revenues	9,236	9,922	9,503	10,904
Operating income	1,165	1,279	1,402	1,519
Income (loss) before cumulative effect of accounting change	396	1,064	553	638
Net income	396	1,064	541	638
Basic income (loss) per common share before cumulative effect of accounting change	0.09	0.24	0.12	0.14
Diluted income (loss) per common share before cumulative effect of accounting change	0.09	0.23	0.12	0.14
Net loss per share — basic	0.09	0.24	0.12	0.14
Net loss per share — diluted	0.09	0.23	0.12	0.14
Net cash provided by operating activities	1,545	2,250	1,400	1,406
Common stock — high	15.65	16.39	16.98	18.32
Common stock — low	9.90	10.80	14.69	14.76
2002(b)(c)(d)
Subscription revenues	$4,467	$4,747	$4,818	$4,927
Advertising	1,408	1,679	1,388	1,824
Content	2,185	2,498	2,509	3,024
Other	495	457	418	470

Total revenues	8,555	9,381	9,133	10,245
Operating income (loss)	1,037	1,491	1,293	(42,375)
Income (loss) before cumulative effect of accounting change	(9)	396	57	(44,905)
Net income (loss)	(54,244)	396	57	(44,905)
Basic income (loss) per common share before cumulative effect of accounting change	—	0.09	0.01	(10.04)
Diluted income (loss) per common share before cumulative effect of accounting change	—	0.09	0.01	(10.04)
Net income (loss) per share — basic	(12.25)	0.09	0.01	(10.04)
Net income (loss) per share — diluted	(12.25)	0.09	0.01	(10.04)
Net cash provided by operating activities	1,759	2,169	1,997	1,107
Common stock — high	32.92	23.96	14.80	17.89
Common stock — low	22.10	12.75	8.70	10.26

See notes on following page.

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

Notes to Quarterly Financial Information

(a)	Time Warner’s net loss per common share in 2003 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a non-cash charge of $12 million, in the third quarter, upon adoption of the provisions of FIN 46 (Note 1), (ii) a non-cash pretax charge of $277 million in the second quarter and $41 million in the third quarter to reduce the carrying value of goodwill and other intangible assets (Note 1), (iii) certain restructuring costs of $24 million in the first quarter, $6 million in the second quarter, $42 million in the third quarter and $37 million in the fourth quarter relating to certain restructurings, thereby aggregating $109 million for the year (Note 3), (iv) net gains from the disposal of consolidated businesses of $43 million in the second quarter offset by a loss of $29 million in the fourth quarter, (v) pretax gains on the sale of investments of $109 million in the first quarter, $542 million in the second quarter, $127 million in the third quarter and $19 million in the fourth quarter, thereby aggregating $797 million for the year, (vi) non-cash pretax charges of $6 million in the first quarter, $151 million in the second quarter, $10 million in the third quarter and $37 million in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments, thereby aggregating $204 million for the year (Note 7), (vii) a gain of $760 million recognized by Time Warner as a result of the Microsoft Settlement (Note 8) and (viii) discontinued operations, net of tax of $(34) million in the first quarter, $3 million in the second quarter, $2 million in the third quarter and $(466) million in the fourth quarter, thereby aggregating $(495) million for the year, to reflect the deconsolidation of the Music businesses (Note 1).

(b)	Time Warner’s net loss per common share in 2002 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a non-cash charge of $54.235 billion, in the first quarter, to reduce the carrying value of goodwill upon adoption of FAS 142 (Note 1), (ii) a non-cash pretax charge of $44.039 billion in the fourth quarter to reduce the carrying value of goodwill and other intangible assets (Note 1), (iii) merger-related costs of $102 million in the first quarter, $77 million in the third quarter and $148 million in the fourth quarter relating to certain restructurings, thereby aggregating $327 million for the year (Note 3), (iv) a gain of $6 million, during the fourth quarter, from the disposition of assets related to the Cable segment, (v) pretax gains on the sale of investments of $90 million in the second quarter and $34 million in the fourth quarter, thereby aggregating $124 million for the year, (vi) non-cash pretax charges of $581 million in the first quarter, $356 million in the second quarter, $728 million in the third quarter and $534 million in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments, thereby aggregating $2.199 billion for the year (Note 7) and (vii) discontinued operations, net of tax of $2 million in the first quarter, $7 million in the second quarter, $111 million in the third quarter and $(1.132) billion in the fourth quarter, thereby aggregating $(1.012) billion for the year, to reflect the results of the Advance/ Newhouse Systems and deconsolidation of the Music businesses (Note 1).

(c)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

(d)	As a result of the disposal of the Company’s entire Music segment, the Company has presented the results of operations of the Music segment as discontinued operations for all previously reported periods. In 2003, this resulted in a reduction of revenues by $762 million in the first quarter, $896 million in the second quarter and $831 million in the third quarter. In 2003, this also resulted in an increase in operating income by $14 million in the first quarter, a reduction of $6 million in the second quarter, and an increase of $1 million in the third quarter. In 2002, this resulted in a reduction of revenue by $852 million in the first quarter, $822 million in the second quarter, $830 million in the third quarter and $1.143 billion in the fourth quarter, thereby aggregating a total reduction of revenues by $3.647 billion for the year. In 2002, this also resulted in an operating income reduction of $20 million in the first quarter, a reduction of $29 million in the second quarter, a reduction of $22 million in the third quarter and an increase of $1.392 billion in the fourth quarter, thereby aggregating in total an improvement in operating income (loss) of $1.321 billion for the year.

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

Consolidating Statement of Operations

For The Year Ended December 31, 2003

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$6,428	$—	$—	$898	$32,317	$(78)	$39,565
Cost of revenues	—	(3,552)	—	—	(489)	(19,322)	78	(23,285)
Selling, general and administrative	(46)	(2,062)	(46)	(21)	(149)	(7,538)	—	(9,862)
Merger and restructuring costs	—	(52)	—	—	(11)	(46)	—	(109)
Amortization of intangible assets	—	(29)	—	—	—	(611)	—	(640)
Impairment of goodwill and other intangible assets	—	—	—	—	—	(318)	—	(318)
Net gain on disposal of assets	—	—	—	—	—	14	—	14

Operating income (loss)	(46)	733	(46)	(21)	249	4,496	—	5,365
Equity in pretax income (loss) of consolidated subsidiaries	5,237	(213)	4,053	3,789	601	—	(13,467)	—
Interest expense, net	(674)	(70)	(88)	(437)	(86)	(489)	—	(1,844)
Other income (expense), net	—	873	(9)	—	139	508	(301)	1,210
Minority interest expense	—	—	—	—	—	(214)	—	(214)

Income (loss) before income taxes and discontinued operations	4,517	1,323	3,910	3,331	903	4,301	(13,768)	4,517
Income tax benefit (provision)	(1,371)	(104)	(1,540)	(1,328)	(333)	(1,687)	4,992	(1,371)

Income (loss) before discontinued operations and cumulative effect of accounting change	3,146	1,219	2,370	2,003	570	2,614	(8,776)	3,146
Discontinued operations, net of tax	(495)	—	(495)	(495)	—	(495)	1,485	(495)

Income (loss) before cumulative effect of accounting change	2,651	1,219	1,875	1,508	570	2,119	(7,291)	2,651
Cumulative effect of accounting change	(12)	—	(12)	(7)	(5)	(12)	36	(12)

Net income (loss)	$2,639	$1,219	$1,863	$1,501	$565	$2,107	$(7,255)	$2,639

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Operations

For The Year Ended December 31, 2002

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$7,148	$—	$—	$856	$29,423	$(113)	$37,314
Cost of revenues	—	(4,107)	—	—	(443)	(17,679)	113	(22,116)
Selling, general and administrative	(38)	(1,879)	(38)	(17)	(135)	(6,728)	—	(8,835)
Merger and restructuring costs	(46)	(249)	—	—	—	(32)	—	(327)
Amortization of intangible assets	—	(19)	—	—	—	(538)	—	(557)
Impairment of goodwill and other intangible assets	(8,120)	(20,406)	—	—	—	(15,513)	—	(44,039)
Net gain on disposal of assets	—	—	—	—	—	6	—	6

Operating income (loss)	(8,204)	(19,512)	(38)	(17)	278	(11,061)	—	(38,554)
Equity in pretax income (loss) of consolidated subsidiaries	(34,163)	(13,355)	(270)	(372)	624	—	47,536	—
Interest expense, net	(604)	(37)	(87)	(396)	(125)	(509)	—	(1,758)
Other expense, net	(66)	(811)	(8)	(118)	(14)	(1,291)	(139)	(2,447)
Minority interest expense	—	—	—	—	—	(278)	—	(278)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(43,037)	(33,715)	(403)	(903)	763	(13,139)	47,397	(43,037)
Income tax benefit (provision)	(412)	27	(759)	(555)	(309)	(883)	2,479	(412)

Income (loss) before discontinued operations and cumulative effect of accounting change	(43,449)	(33,688)	(1,162)	(1,458)	454	(14,022)	49,876	(43,449)
Discontinued operations, net of tax	(1,012)	—	(1,012)	(1,012)	—	(1,012)	3,036	(1,012)

Income (loss) before cumulative effect of accounting change	(44,461)	(33,688)	(2,174)	(2,470)	454	(15,034)	52,912	(44,461)
Cumulative effect of accounting change	(54,235)	—	(54,235)	(42,902)	(11,333)	(52,048)	160,518	(54,235)

Net income (loss)	$(98,696)	$(33,688)	$(56,409)	$(45,372)	$(10,879)	$(67,082)	$213,430	$(98,696)

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Operations

For The Year Ended December 31, 2001

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$6,731	$—	$—	$796	$26,096	$(116)	$33,507
Cost of revenues	—	(3,506)	—	—	(339)	(15,060)	116	(18,789)
Selling, general and administrative	(31)	(1,578)	(36)	(14)	(163)	(5,664)	—	(7,486)
Merger and restructuring costs	(9)	(194)	—	—	—	(11)	—	(214)
Amortization of intangible assets	(359)	(15)	—	—	(299)	(5,693)	—	(6,366)

Operating income (loss)	(399)	1,438	(36)	(14)	(5)	(332)	—	652
Equity in pretax income (loss) of consolidated subsidiaries	(3,452)	636	(4,329)	(2,616)	(767)	—	10,528	—
Interest income (expense), net	(216)	90	(38)	(406)	(157)	(589)	—	(1,316)
Other expense, net	(9)	(1,147)	(66)	(213)	(14)	(1,928)	(81)	(3,458)
Minority interest income	—	—	—	—	—	46	—	46

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(4,076)	1,017	(4,469)	(3,249)	(943)	(2,803)	10,447	(4,076)
Income tax benefit (provision)	(145)	(415)	20	(25)	(177)	(647)	1,244	(145)

Income (loss) before discontinued operations	(4,221)	602	(4,449)	(3,274)	(1,120)	(3,450)	11,691	(4,221)
Discontinued operations, net of tax	(713)	—	(713)	(713)	—	(713)	2,139	(713)

Net income (loss)	$(4,934)	$602	$(5,162)	$(3,987)	$(1,120)	$(4,163)	$13,830	$(4,934)

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Balance Sheet

December 31, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS
Current assets
Cash and equivalents	$2,208	$(39)	$(1)	$89	$52	$731	$—	$3,040
Receivables, net	49	190	—	—	144	4,525	—	4,908
Inventories	—	—	—	—	1	1,389	—	1,390
Prepaid expenses and other current assets	33	138	—	—	7	1,077	—	1,255
Current assets of discontinued operations	—	—	—	—	—	1,675	—	1,675

Total current assets	2,290	289	(1)	89	204	9,397	—	12,268
Noncurrent inventories and film costs	—	—	—	—	—	4,465	—	4,465
Investments in amounts due to and from consolidated subsidiaries	75,627	676	87,030	74,184	18,054	—	(255,571)	—
Investments, including available-for-sale securities	18	521	282	—	178	3,797	(1,139)	3,657
Property, plant and equipment	417	1,159	—	—	384	10,599	—	12,559
Intangible assets subject to amortization	—	—	—	—	—	4,229	—	4,229
Intangible assets not subject to amortization	—	59	—	—	641	38,956	—	39,656
Goodwill	1,882	1,483	—	—	2,797	33,297	—	39,459
Other assets	1,096	434	228	1	104	1,976	(981)	2,858
Noncurrent assets of discontinued operations	—	—	—	—	—	2,632	—	2,632

Total assets	$81,330	$4,621	$87,539	$74,274	$22,362	$109,348	$(257,691)	$121,783

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5	$47	$—	$—	$23	$1,554	$—	$1,629
Participations payable	—	—	—	—	—	1,955	—	1,955
Royalties and programming costs payable	—	—	—	—	—	778	—	778
Deferred revenue	—	457	—	—	—	718	—	1,175
Debt due within one year	—	1,325	—	303	455	204	—	2,287
Other current liabilities	483	1,146	21	190	122	4,175	(17)	6,120
Current liabilities of discontinued operations	—	—	—	—	—	1,574	—	1,574

Total current liabilities	488	2,975	21	493	600	10,958	(17)	15,518
Long-term debt	10,945	213	1,477	5,283	333	6,188	(981)	23,458
Debt due (from) to affiliates	(982)	—	—	—	1,647	982	(1,647)	—
Deferred income taxes	13,291	(3,743)	17,034	15,424	1,690	17,114	(47,519)	13,291
Deferred revenue	—	20	—	—	—	1,773	—	1,793
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	50	92	441	—	120	3,180	—	3,883
Minority interests	—	—	—	1	—	6,738	(1,338)	5,401
Noncurrent liabilities of discontinued operations	—	—	—	—	—	901	—	901

Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	2,205	4,187	259	(2,546)	(18,608)	14,503	—
Other shareholders’ equity	56,038	2,859	64,379	52,814	20,518	80,122	(220,692)	56,038

Total shareholders’ equity	56,038	5,064	68,566	53,073	17,972	61,514	(206,189)	56,038

Total liabilities and shareholders’ equity	$81,330	$4,621	$87,539	$74,274	$22,362	$109,348	$(257,691)	$121,783

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Balance Sheet

December 31, 2002

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS
Current assets
Cash and equivalents	$349	$(12)	$—	$2,192	$29	$1,255	$(2,083)	$1,730
Receivables, net	12	308	8	24	139	4,355	—	4,846
Inventories	—	—	—	—	—	1,376	—	1,376
Prepaid expenses and other current assets	23	174	—	—	6	927	—	1,130
Current assets of discontinued operations	—	—	—	—	—	1,753	—	1,753

Total current assets	384	470	8	2,216	174	9,666	(2,083)	10,835
Noncurrent inventories and film costs	—	—	—	—	—	3,739	—	3,739
Investments in amounts due to and from consolidated subsidiaries	72,155	(148)	86,515	70,645	18,111	—	(247,278)	—
Investments, including available-for-sale securities	86	1,718	235	6	92	3,913	(956)	5,094
Property, plant and equipment	62	1,175	12	—	71	10,214	—	11,534
Intangible assets subject to amortization	—	—	—	—	—	4,189	—	4,189
Intangible assets not subject to amortization	—	—	—	—	641	35,714	—	36,355
Goodwill	1,867	1,625	—	—	2,805	30,689	—	36,986
Other assets	1,021	441	12	49	92	1,690	(887)	2,418
Noncurrent assets of discontinued operations	—	—	—	—	—	4,368	—	4,368

Total assets	$75,575	$5,281	$86,782	$72,916	$21,986	$104,182	$(251,204)	$115,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7	$51	$6	$—	$19	$2,161	$—	$2,244
Participations payable	—	—	—	—	—	1,689	—	1,689
Royalties and programming costs payable	—	—	—	—	—	600	—	600
Deferred revenue	—	549	1	—	1	608	—	1,159
Debt due within one year	—	—	—	—	—	155	—	155
Other current liabilities	355	1,271	24	188	109	3,979	(39)	5,887
Current liabilities of discontinued operations	—	—	—	—	—	1,730	—	1,730

Total current liabilities	362	1,871	31	188	129	10,922	(39)	13,464
Long-term debt	13,353	1,649	1,472	6,008	786	7,057	(2,971)	27,354
Debt due (from) to affiliates	(887)	—	—	—	1,647	887	(1,647)	—
Deferred income taxes	9,803	(4,728)	14,531	12,970	1,641	14,611	(39,025)	9,803
Deferred revenue	—	41	—	—	—	1,798	—	1,839
Other liabilities	127	19	664	—	102	2,955	—	3,867
Minority interests	—	—	—	—	—	5,038	—	5,038
Non current liabilities of discontinued operations	—	—	—	—	—	1,336	—	1,336
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	5,387	8,716	3,889	(2,216)	(14,645)	(1,131)	—
Other shareholders’ equity	52,817	1,042	61,368	49,861	19,897	74,223	(206,391)	52,817

Total shareholders’ equity	52,817	6,429	70,084	53,750	17,681	59,578	(207,522)	52,817

Total liabilities and shareholders equity	$75,575	$5,281	$86,782	$72,916	$21,986	$104,182	$(251,204)	$115,518

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income (loss)	$2,639	$1,219	$1,863	$1,501	$565	$2,107	$(7,255)	$2,639
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	12	—	12	7	5	12	(36)	12
Depreciation and amortization	25	639	1	—	27	2,448	—	3,140
Impairment of goodwill and other intangible assets	—	—	—	—	—	318	—	318
Amortization of film costs	—	—	—	—	—	2,584	—	2,584
Loss on writedown of investments	12	96	—	—	—	104	—	212
Gain on sale of investments, net	—	(194)	—	—	—	(616)	—	(810)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(5,237)	213	(4,053)	(3,789)	(600)	—	13,466	—
Equity in losses of investee companies and cash distributions	—	49	—	—	1	104	—	154
Changes in operating assets and liabilities, net of acquisitions	8,110	208	6,744	4,309	572	1,599	(24,035)	(2,493)
Adjustment relating to discontinued operations	—	—	—	—	—	845	—	845

Cash provided (used) by operations	5,561	2,230	4,567	2,028	570	9,505	(17,860)	6,601
INVESTING ACTIVITIES
Other investments and acquisitions, net of cash acquired	—	1	—	—	(103)	(468)	—	(570)
Investment and acquisitions of discontinued operations	—	—	—	—	—	(52)	—	(52)
Advances to parents and consolidated subsidiaries	(99)	(583)	(12)	(104)	—	103	695	—
Capital expenditures and product development costs from continuing operations	—	(349)	—	—	(116)	(2,296)	—	(2,761)
Capital expenditures of discontinued operations	—	—	—	—	—	(126)	—	(126)
Investment proceeds from available-for-sale-securities	—	1,056	—	—	1	20	—	1,077
Other investment proceeds	—	9	—	—	—	2,500	—	2,509

Cash provided (used) by investing activities	(99)	134	(12)	(104)	(218)	(319)	695	77
FINANCING ACTIVITIES
Borrowings	1,163	—	—	—	—	1,329	—	2,492
Debt repayments	(4,314)	(121)	—	(370)	—	(4,509)	2,084	(7,230)
Change due to/from parent	—	(2,096)	(4,556)	(3,657)	(329)	(6,526)	17,164	—
Redemption of redeemable preferred securities of subsidiaries	(813)	—	—	—	—	—	—	(813)
Proceeds from exercise of stock options	372	—	—	—	—	—	—	372
Principal payments on capital lease	—	(174)	—	—	—	(4)	—	(178)
Other	(11)	—	—	—	—	—	—	(11)

Cash provided (used) by financing activities	(3,603)	(2,391)	(4,556)	(4,027)	(329)	(9,710)	19,248	(5,368)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,859	(27)	(1)	(2,103)	23	(524)	2,083	1,310

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	349	(12)	—	2,192	29	1,255	(2,083)	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$2,208	$(39)	$(1)	$89	$52	$731	$—	$3,040

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2002

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income (loss)	$(98,696)	$(33,688)	$(56,409)	$(45,372)	$(10,879)	$(67,082)	$213,430	$(98,696)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	54,235	—	54,235	42,902	11,333	52,048	(160,518)	54,235
Depreciation and amortization	16	549	1	—	23	2,174	—	2,763
Impairment of goodwill and other intangible assets	8,120	20,406	—	—	—	15,513	—	44,039
Amortization of film costs	—	—	—	—	—	2,536	—	2,536
Loss on writedown of investments	92	765	—	106	—	1,249	—	2,212
Gain on sale of investments, net	—	(35)	—	—	—	(101)	—	(136)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	34,623	13,310	875	714	(296)	—	(49,226)	—
AOL Europe Capitalization	—	(7,160)	—	—	—	7,160	—	—
Equity in losses of other investee companies after distributions	—	137	—	12	—	217	—	366
Changes in operating assets and liabilities, net of acquisitions	2,693	(430)	3,609	3,496	388	(1,784)	(9,910)	(1,938)
Adjustment relating to discontinued operations	—	—	—	—	—	1,651	—	1,651

Cash provided (used) by operations	1,083	(6,146)	2,311	1,858	569	13,581	(6,224)	7,032
INVESTING ACTIVITIES
Other investments and acquisitions, net of cash acquired	(159)	(102)	—	—	—	(7,356)	—	(7,617)
Investment and acquisitions from discontinued operations	—	—	—	—	—	(162)	—	(162)
Advances to parents and consolidated subsidiaries	(7,501)	—	(432)	(490)	—	(663)	9,086	—
Capital expenditures and product development costs from continuing operations	—	(429)	—	—	(30)	(2,384)	—	(2,843)
Capital expenditures of discontinued operations	—	—	—	—	—	(386)	—	(386)
Investment proceeds from available-for-sale-securities	—	128	—	—	—	59	—	187
Other investment proceeds	—	198	—	—	—	163	—	361

Cash provided (used) by investing activities	(7,660)	(205)	(432)	(490)	(30)	(10,729)	9,086	(10,460)
FINANCING ACTIVITIES
Borrowings	18,711	41	3,100	—	—	3,213	(1,530)	23,535
Debt repayments	(11,990)	—	(3,700)	—	—	(4,474)	1,180	(18,984)
Change in due to/from parent	—	6,313	(1,279)	(1,013)	(596)	(564)	(2,861)	—
Redemption of redeemable preferred securities of subsidiaries	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock options	297	—	—	—	—	—	—	297
Current period repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions of discontinued operations, net	—	—	—	—	—	(11)	—	(11)
Principal payments on capital lease	—	(56)	—	—	—	(5)	—	(61)
Other	20	—	—	—	—	—	—	20

Cash provided (used) by financing activities	6,936	6,298	(1,879)	(1,013)	(596)	(2,096)	(3,211)	4,439
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	359	(53)	—	355	(57)	756	(349)	1,011

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	499	(1,734)	719

CASH AND EQUIVALENTS AT END OF PERIOD	$349	$(12)	$—	$2,192	$29	$1,255	$(2,083)	$1,730

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2001

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income (loss)	$(4,934)	$602	$(5,162)	$(3,987)	$(1,120)	$(4,163)	$13,830	$(4,934)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	370	372	2	—	307	6,968	—	8,019
Amortization of film costs	—	—	—	—	—	2,380	—	2,380
Loss on writedown of investments	—	1,104	51	162	—	1,215	—	2,532
Gain on sale of investments, net	—	(28)	—	—	—	(6)	—	(34)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(989)	(3,990)	(2,238)	5,277	1,619	—	321	—
Equity in losses of investee companies and cash distributions	—	41	—	48	—	792	—	881
Changes in operating assets and liabilities, net of acquisitions	7,629	2,647	435	(1,759)	(1,247)	(5,330)	(7,384)	(5,009)
Adjustments relating to discontinued operations	—	—	—	—	—	1,446	—	1,446

Cash provided (used) by operations	2,076	748	(6,912)	(259)	(441)	3,302	6,767	5,281
INVESTING ACTIVITIES
Acquisition of Historic TW cash and equivalents	—	—	(1)	198	40	453	—	690
Investments in available-for-sale securities	—	(505)	—	—	—	(22)	—	(527)
Other investments and acquisitions, net of cash acquired	—	(188)	—	—	—	(3,312)	—	(3,500)
Investments and acquisitions of discontinued operations	—	—	—	—	—	(150)	—	(150)
Advances to parents and consolidated subsidiaries	—	—	—	608	—	4,360	(4,968)	—
Capital expenditures and product development costs from continuing operations	—	(683)	—	—	(50)	(2,314)	—	(3,047)
Capital expenditures of discontinued operations	—	—	—	—	—	(574)	—	(574)
Investment proceeds from available-for-sale securities	—	17	—	—	—	13	—	30
Other investment proceeds	—	1,696	—	—	—	125	—	1,821

Cash provided (used) by investing activities	—	337	(1)	806	(10)	(1,421)	(4,968)	(5,257)
FINANCING ACTIVITIES
Borrowings	4,820	—	1,380	—	—	6,986	(2,494)	10,692
Debt repayments	—	—	(1,380)	(1,023)	—	(8,257)	760	(9,900)
Change in due to/from parent	(4,837)	(3,633)	6,917	2,313	537	472	(1,769)	—
Redemption of redeemable preferred securities of subsidiaries	—	—	—	—	—	(575)	—	(575)
Proceeds from exercise of stock options	926	59	—	—	—	(29)	(30)	926
Current period repurchases of common stock	(3,031)	—	—	—	—	—	—	(3,031)
Dividends paid and partnership distributions of discontinued operations, net	—	—	—	—	—	(59)	—	(59)
Dividends paid from continuing operations	—	—	(4)	—	—	—	—	(4)
Other	36	—	—	—	—	—	—	36

Cash provided (used) by financing activities	(2,086)	(3,574)	6,913	1,290	537	(1,462)	(3,533)	(1,915)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(10)	(2,489)	—	1,837	86	419	(1,734)	(1,891)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	2,530	—	—	—	80	—	2,610

CASH AND EQUIVALENTS AT END OF PERIOD	$(10)	$41	$—	$1,837	$86	$499	$(1,734)	$719

TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001
(millions)

		Impact of the
		America	Additions
	Balance at	Online-	Charged to		Balance
	Beginning	Historic TW	Costs and		at End
Description	of Period	Merger	Expenses	Deductions	of Period

2003:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$879	$—	$411	$(491)	$799
Reserves for sales returns and allowances	1,206	—	1,712	(1,638)	1,280

Total	$2,085	$—	$2,123	$(2,129)	$2,079

2002:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$794	$—	$680	$(595)	$879
Reserves for sales returns and allowances	740	—	1,536	(1,070)	1,206

Total	$1,534	$—	$2,216	$(1,665)	$2,085

2001:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$97	$550	$539	$(392)	$794
Reserves for sales returns and allowances	—	611	1,017	(888)	740

Total	$97	$1,161	$1,556	$(1,280)	$1,534

EXHIBIT INDEX

Exhibit			Sequential
Number		Description	Page Number

2.1		Second Amended and Restated Agreement and Plan of Merger dated as of January 10, 2000 among the Registrant, America Online, Inc. (“America Online”), Time Warner Inc. (now known as Historic TW Inc., “Historic TW”), America Online Merger Sub Inc. and Time Warner Merger Sub Inc. (incorporated herein by reference to Annex A to the Joint Proxy Statement – Prospectus in Part I of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 filed on May 19, 2000 (Registration No. 333-30184)).	*
2.2		Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp., Comcast of Georgia, Inc., (formerly named MediaOne of Colorado, Inc., “Comcast of Georgia”), MOTH Holdings, Inc. (renamed Time Warner Cable Inc. at closing of the TWE Restructuring, and successor to MOTH Holdings, Inc., which was formerly named MediaOne TWE Holdings, Inc.,“TWC Inc.”), Comcast Holdings Corporation (formerly named Comcast Corporation, “Comcast Holdings”), Comcast Corporation (“Comcast”), the Registrant, TWI Cable Inc. (“TWIC”), Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2002).	*
2.3		Amendment No. 1 to the Restructuring Agreement, dated as of March 31, 2003, by and among TWE, Comcast of Georgia, TWC Inc., Comcast Holdings, Comcast, the Registrant, TWIC, WCI, ATC, TWE Holdings I Trust, a Delaware statutory trust (“Trust I”), TWE Holdings II Trust, a Delaware statutory trust (“Trust II”), and TWE Holdings III Trust, a Delaware statutory trust (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2003 (the “March 2003 Form 8-K”)).	*
3.1(a	)	Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2001 (the “January 2001 Form 8-K”)).	*
3.1(b	)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series LMC Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s January 2001 Form 8-K).	*
3.1(c	)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series LMCN-V Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s January 2001 Form 8-K).	*
3.1(d	)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series A Mandatorily Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 31, 2003 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s March 2003 Form 8-K).	*
3.1(e	)	Certificate of Ownership and Merger merging a wholly owned subsidiary into the Registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware as filed with the Secretary of State of the State of Delaware and as became effective on October 16, 2003 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 16, 2003).	*
3.2		By-laws of the Registrant as of January 22, 2004.

i

Exhibit		Sequential
Number	Description	Page Number

4.1	Indenture dated as of June 1, 1998 among Historic TW, Time Warner Companies, Inc. (“TWCI”), Turner Broadcasting System, Inc. (“TBS”) and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Trustee (“JPMorgan Chase Bank”) (incorporated herein by reference to Exhibit 4 to Historic TW’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File No. 1-12259)).	*
4.2	First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, America Online, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).	*
4.3	Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637) (“TWCI’s July 1992 Form 8-K”)).	*
4.4	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993 (“TWE’s 1993 Form S-4”)).	*
4.5	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to TWE’s 1993 Form S-4).	*
4.6	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-12878) (“TWE’s 1993 Form 10-K”)).	*
4.7	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-12878)).	*
4.8	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12259) (the “Historic TW 1997 Form 10-K”)).	*
4.9	Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Historic TW 1997 Form 10-K).	*
4.10	Eighth Supplemental Indenture, dated as of December 9, 2003, among Historic TW, TWE, WCI, ATC, TWC Inc. and BONY, as Trustee.
4.11	Indenture dated as of January 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.11 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8637)).	*
4.12	First Supplemental Indenture dated as of June 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).	*

Exhibit		Sequential
Number	Description	Page Number

4.13	Second Supplemental Indenture dated as of October 10, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*
4.14	Third Supplemental Indenture dated as of December 31, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12259) (the “ Historic TW 1996 Form 10-K”)).	*
4.15	Fourth Supplemental Indenture dated as of December 17, 1997 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.4 to Historic TW’s, TWCI’s and TBS’s Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).	*
4.16	Fifth Supplemental Indenture dated as of January 12, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.5 to Historic TW’s, TWCI’s and TBS’s 1998 Form S-4).	*
4.17	Sixth Supplemental Indenture dated as of March 17, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.15 to the Historic TW 1997 Form 10-K).	*
4.18	Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, America Online, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s 2000 Form 10-K).	*
4.19	Trust Agreement dated as of April 1, 1998 (the “Historic TW Trust Agreement”) among Historic TW, as Grantor, and U.S. Trust Company of California, N.A., as Trustee. (“US Trust Company”) (incorporated herein by reference to Exhibit 4.16 to the Historic TW 1997 Form 10-K). (WCI and Time Inc., as grantors, have entered into Trust Agreements dated March 31, 2003 and April 1, 1998, respectively with U.S. Trust Company that are substantially identical in all material respects to the Historic TW Trust Agreement).	*
4.20	Indenture dated as of December 6, 1999, between America Online and State Street Bank and Trust Company (“State Street”), as Trustee (incorporated herein by reference to Exhibit 4.19 to the Registrant’s 2000 Form 10-K).	*
4.21	Supplemental Indenture No. 1 dated as of December 6, 1999 between America Online and State Street, as Trustee (incorporated herein by reference to Exhibit 4.20 to the Registrant’s 2000 Form 10-K).	*
4.22	Supplemental Indenture No. 2 dated as of January 11, 2001 between the Registrant, America Online, Historic TW, TWCI, TBS and State Street, as Trustee (incorporated herein by reference to Exhibit 4.21 to the Registrant’s 2000 Form 10-K).	*
4.23	Indenture dated as of April 19, 2001 among the Registrant, America Online, Historic TW, TWCI and TBS, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).	*
10.1	Time Warner 1989 Stock Incentive Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.3 to the Historic TW 1999 Form 10-K (the “Historic TW 1999 Form 10-K”)).	*
10.2	AOL Time Warner Inc. 1994 Stock Option Plan, as amended through January 16, 2003 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”)).	*
10.3	Time Warner Corporate Group Stock Incentive Plan, as amended through November 18, 1999 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 2002 Form 10-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.4	Time Warner Publishing Group Stock Incentive Plan, as amended through November 18, 1999 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s 2002 Form 10-K).	*
10.5	Time Warner Inc. 1997 Stock Option Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.7 to the Historic TW 1999 Form 10-K).	*
10.6	America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the America Online Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 1-12143)).	*
10.7	Time Warner Inc. 1999 Stock Plan, as amended through November 20, 2003.
10.8	Time Warner Inc. 1999 International Employees Restricted Stock Plan, as amended through November 20, 2003.
10.9	Time Warner Inc. 2003 Stock Incentive Plan, as amended through November 20, 2003.
10.10	Time Warner Inc. 1988 Restricted Stock Plan for Non-Employee Directors, as amended through November 20, 2003.
10.11	Time Warner 1996 Stock Option Plan for Non-Employee Directors, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2000 Form 10-K).	*
10.12	Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8637)).	*
10.13	AOL Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”)).	*
10.14	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Historic TW 1996 Form 10-K).	*
10.15	Amended and Restated Time Warner Annual Bonus Plan for Executive Officers, as amended through January 22, 2004.
10.16	Time Warner Inc. Deferred Compensation Plan, as amended and restated as of August 1, 2001 (the “Deferred Compensation Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).	*
10.17	Amendment No. 1 to the Deferred Compensation Plan, effective October 15, 2001 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s 2001 Form 10-K (the “2001 Form 10-K”)).	*
10.18	Amendment No. 2 to the Deferred Compensation Plan, effective August 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 Form 10-Q”)).	*
10.19	Amendment No. 3 to the Deferred Compensation Plan, effective January 1, 2004.
10.20	Employment Agreement made December 18, 2003, effective as of December 17, 2003, between the Registrant and Richard D. Parsons.
10.21	Confidentiality, Non-Competition and Ownership of Work Product Agreement effective December 17, 2003, and as part of the Employment Agreement made December 18, 2003, between the Registrant and Richard D. Parsons.
10.22	Employment Agreement made December 22, 2003, effective as of December 22, 2003, between the Registrant and Jeffrey Bewkes.

Exhibit		Sequential
Number	Description	Page Number

10.23	Confidentiality, Non-Competition and Ownership of Work Product Agreement effective December 22, 2003, and as part of the Employment Agreement made December 22, 2003, between the Registrant and Jeffrey Bewkes.
10.24	Employment Agreement made June 13, 2001, effective as of July 1, 2001, between the Registrant and Robert M. Kimmitt.
10.25	Employment Agreement made February 27, 2003, effective as of November 1, 2001, between the Registrant and Wayne H. Pace.
10.26	Employment Agreement effective as of January 1, 2002 between Time Inc., a Delaware corporation, and Don Logan (incorporated herein by reference to Exhibit 10.28 to the Registrant’s 2002 Form 10-K).	*
10.27	Agreement Containing Consent Orders, including the Decision and Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s January 2001 Form 8-K).	*
10.28	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s January 2001 Form 8-K).	*
10.29	Second Amended and Restated LMC Agreement dated as of September 22, 1995 among TWCI, Liberty Media Corporation (“LMC”), TCI Turner Preferred, Inc. (“TCITP”), Communication Capital Corp. (“CCC”) and United Cable Turner Investment, Inc. (incorporated herein by reference to Exhibit 10(a) to TWCI’s Current Report on Form 8-K dated September 6, 1996 (File No. 1-8637) (“TWCI’s September 1996 Form 8-K”)).	*
10.30	Agreement Containing Consent Order dated August 14, 1996 among TWCI, TBS, Tele-Communications, Inc., LMC and the Federal Trade Commission (incorporated herein by reference to Exhibit 2(b) to TWCI’s September 1996 Form 8-K).	*
10.31	Investors Agreement (No. 1) dated as of October 10, 1996 among Historic TW, R.E. Turner, Turner Outdoor Inc. and Turner Partners, LP (incorporated herein by reference to Exhibit 10.23 to the Historic TW 1996 Form 10-K).	*
10.32	$6.0 Billion Five-Year Revolving Credit Agreement, dated as of July 8, 2002, among the Registrant, TWE, Time Warner Entertainment-Advance/ Newhouse Partnership (“TWE-A/ N Partnership”), Time Warner Finance Ireland (formerly named AOL Time Warner Finance Ireland, “TW Finance Ireland”), as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. (“Bank of America”) and Citibank, N.A. (“Citibank”), as Co-Syndication Agents, and ABN Amro Bank N.V. (“ABN Amro Bank”) and BNP Paribas (“BNP Paribas”), as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.1 to the Registrant’s July 8, 2002 Form 8-K).	*
10.33	First Amendment, dated as of March 31, 2003, to the Registrant’s Five-Year Revolving Credit Agreement (incorporated herein by reference to Exhibit 10.16 to the Registrant’s March 2003 Form 8-K).	*
10.34	$2.0 Billion 364-Day Revolving Credit Agreement, dated as of July 7, 2003, among the Registrant and TW Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America and Citibank, as Co-Syndication Agents, and ABN Amro Bank and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.3 to Registrant’s June 2003 Form 10-Q).	*

v

Exhibit		Sequential
Number	Description	Page Number

10.35	$2.0 Billion 5-Year Revolving Credit Agreement, dated as of December 9, 2003, among TWC Inc., TWE, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Citicorp North America, Inc. (“Citicorp”) and Deutsche Bank AG, New York Branch (“Deutsche Bank”), as Co-Syndication Agents, and ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees.
10.36	$1.0 Billion 364-Day Revolving Credit Agreement, dated as of December 9, 2003, among TWC Inc., TWE, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Citicorp and Deutsche Bank, as Co-Syndication Agents, and ABN Amro Bank and BNP Paribas, as Co-Documentation Agents, with associated Guarantees.
10.37	$500 Million 3-Year Term Loan Agreement, dated as of December 9, 2003, among TWC Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Citicorp and Deutsche Bank, as Co-Syndication Agents, and ABN Amro Bank and BNP Paribas, as Co-Documentation Agents, with associated Guarantees.
10.38	Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the Letter Agreement dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among TWCI and certain of its subsidiaries, ITOCHU Corporation (“ITOCHU”) and Toshiba Corporation (“Toshiba”) (“TWE Partnership Agreement, as amended”) (incorporated herein by reference to Exhibit(A) to TWCI’s Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and Exhibit 10(b) and 10(c) to TWCI’s July 1992 Form 8-K).	*
10.39	Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, TWCI, US WEST, Inc., and certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended (incorporated herein by reference to Exhibit 3.2 to TWE’s 1993 Form 10-K).	*
10.40	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among TWC Inc., Trust I, ATC, Comcast and the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant’s March 2003 Form 8-K).	*
10.41	Registration Rights Agreement, dated as of August 20, 2002, by and between Comcast of Georgia and the Registrant (incorporated herein by reference to Exhibit 10.14 to the Registrant’s September 2002 Form 10-Q).	*
10.42	Amendment No. 1 to the Registration Rights Agreement, dated as of March 31, 2003, by and between Trust II and the Registrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s March 2003 Form 8-K).	*
10.43	Registration Rights Agreement, dated as of March 31, 2003, by and between the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 4.4 to the Registrant’s March 2003 Form 8-K).	*
10.44	Registration Rights Agreement, dated as of March 31, 2003, by and among Trust II, the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 4.5 to the Registrant’s March 2003 Form 8-K).	*
10.45	Parent Agreement, dated as of March 31, 2003, by and among TWC Inc., the Registrant and Trust II (incorporated herein by reference to Exhibit 10.5 to the Registrant’s March 2003 Form 8-K).	*
10.46	Partnership Interest Sale Agreement, dated as of March 31, 2003, by and among TWC Inc., the Registrant, Comcast and Trust I (incorporated herein by reference to Exhibit 10.6 to the Registrant’s March 2003 Form 8-K).	*
10.47	Reimbursement Agreement, dated as of March 31, 2003, by and among TWC Inc., the Registrant, WCI, ATC and TWE (incorporated herein by reference to Exhibit 10.7 to the Registrant’s March 2003 Form 8-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.48	Brand License Agreement, dated as of March 31, 2003, by and between Warner Bros. Entertainment Inc. and TWC Inc. (incorporated herein by reference to Exhibit 10.8 to the Registrant’s March 2003 Form 8-K).	*
10.49	Tax Matters Agreement, dated as of March 31, 2003, between the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 10.9 to the Registrant’s March 2003 Form 8-K).	*
10.50	Brand and Trade Name License Agreement, dated as of March 31, 2003, by and among the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s March 2003 Form 8-K).	*
10.51	Amended and Restated Distribution Agreement, dated as of March 31, 2003, by and among TWE, WCI, the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 2.3 to the Registrant’s March 2003 Form 8-K).	*
10.52	Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.16 to the Registrant’s September 2002 Form 10-Q).	*
10.53	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Registrant’s March 2003 Form 8-K).	*
10.54	Amended and Restated Contribution Agreement, dated as of March 31, 2003, by and among WCI, the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 2.4 to the Registrant’s March 2003 Form 8-K).	*
10.55	Intellectual Property Agreement dated as of August 20, 2002 by and between TWC Inc. and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.18 to the Registrant’s September 2002 Form 10-Q).	*
10.56	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWC Inc. and WCI (incorporated herein by reference to Exhibit 10.4 to the Registrant’s March 2003 Form 8-K).	*
10.57	Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/ Newhouse Partnership (“Advance/ Newhouse”), and TWE-A/ N Partnership (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 (File No. 1-2878)).	*
10.58	Amended and Restated Partnership Agreement of TWE-A/ N Partnership entered into as of February 1, 2001 by and between TWE, Advance/ Newhouse and Paragon Communications (“Paragon”) (incorporated herein by reference to Exhibit 10.46 to the Registrant’s 2000 Form 10-K).	*
10.59	First Amendment to the Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of March 1, 2001 among TWE, Advance/ Newhouse and Paragon (incorporated herein by reference to Exhibit 10.47 to the Registrant’s 2000 Form 10-K).	*
10.60	Seconded Amended and Restated Partnership Agreement, dated as of August 1, 2002, by and among TWE-A/ N Partnership, TWE, Paragon and Advance/ Newhouse (incorporated herein by reference to Exhibit 10.2 to the Registrant’s June 2002 Form 10-Q).	*
10.61	Third Amended and Restated Partnership Agreement of TWE-A/ N Partnership dated as of December 31, 2002 among TWE, Paragon and Advance/ Newhouse (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (the “December 2002 Form 8-K”)).	*
10.62	Amended and Restated Transaction Agreement, dated as of October 27, 1997 among Advance Publications, Advance/ Newhouse, TWE, TW Holding Co. and TWE-A/ N Partnership (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997).	*

Exhibit		Sequential
Number	Description	Page Number

10.63	Transaction Agreement No. 2, dated as of June 23, 1998 among Advance Publications, Newhouse, Advance/ Newhouse, TWE, Paragon and TWE-A/ N Partnership (incorporated herein by reference to Exhibit 10.38 to Historic TW’s 1998 Form 10-K).	*
10.64	Transaction Agreement No. 3, dated as of September 15, 1998 among Advance Publications, Newhouse, Advance/ Newhouse, TWE, Paragon and TWE-A/ N Partnership (incorporated herein by reference to Exhibit 10.39 to Historic TW’s 1998 Form 10-K).	*
10.65	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001 among Advance Publications, Newhouse, Advance/ Newhouse, TWE, Paragon and TWE-A/ N Partnership (incorporated herein by reference to Exhibit 10.53 to the Registrant’s 2000 Form 10-K).	*
10.66	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/ Newhouse (incorporated herein by reference to Exhibit 10.1 to the Registrant’s June 2002 Form 10-Q).	*
10.67	Consent and Agreement dated as of December 31, 2002 among TWE-A/ N Partnership, TWE, Paragon, Advance/ Newhouse, TWEAN Subsidiary LLC (“TWEAN Subsidiary”) and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the Registrant’s December 2002 Form 8-K).	*
10.68	Pledge Agreement dated as of December 31, 2002 among TWE-A/ N Partnership, Advance/ Newhouse, TWEAN Subsidiary and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the Registrant’s December 2002 Form 8-K).	*
21.	Subsidiaries of the Registrant.
23.	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.	†

*	Incorporated by reference.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

      The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.