Form 10-Q
period 2004-03-31
TIME WARNER INC
filed 2004-05-07
CIK 1105705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2004 or

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

One Time Warner Center
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of April 30, 2004
Common Stock — $.01 par value Series LMCN-V Common Stock — $.01 par value	4,388,331,075 171,185,826

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

•	Overview. This section provides a general description of Time Warner’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2004 compared to the same period in 2003. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2004 and cash flows for the three months ended March 31, 2004.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and how certain forward-looking statements made by the Company in this report, including MD&A and the consolidated financial statements, are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Use of Operating Income before Depreciation and Amortization and Free Cash Flow

     The Company utilizes Operating Income before Depreciation and Amortization, among other measures, to evaluate the performance of its businesses. Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of the Company’s businesses. Operating Income before Depreciation and Amortization eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital.

     The Company also utilizes Free Cash Flow to evaluate the performance of its businesses. Free Cash Flow is cash provided by operations (as defined by accounting principles generally accepted in the United States) less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s ability to reduce debt and make strategic investments.

     Both Operating Income before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, the Company’s Operating Income, Net Income and various cash flow measures (e.g., Cash Provided by Operations), as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

OVERVIEW

     Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, Time, People, Sports Illustrated, Friends, ER and Time Warner Cable, and the Company has made such films as The Lord of the Rings trilogy and the Harry Potter series. During the three months ended March 31, 2004, the Company generated revenues of $10.090 billion (up 9% from $9.236 billion in 2003), Operating Income before Depreciation and Amortization of $2.413 billion (up 27% from $1.898 billion in 2003), Operating Income of $1.626 billion (up 40% from $1.165 billion in 2003), Net Income of $961 million (up 143% from $396 million), Cash Provided by Operations of $1.819 billion (up 18% from $1.545 billion in 2003) and Free Cash Flow of $1.073 billion (up 43% from $750 million in 2003).

Time Warner Businesses

     Time Warner classifies its businesses into five fundamental areas: AOL, Cable, Filmed Entertainment, Networks and Publishing.

     AOL. AOL is the world’s leader in interactive services with 30.4 million subscribers in the U.S. and Europe at March 31, 2004. AOL reported total revenues of $2.191 billion (22% of the Company’s overall revenues), $489 million in Operating Income before Depreciation and Amortization and $277 million in Operating Income for the three months ended March 31, 2004. AOL generates its revenues primarily from subscription fees charged to subscribers and advertising services rendered.

     AOL’s subscription trends have been in transition. The AOL narrowband (or dial-up) service has experienced significant declines in U.S. subscribers, which is expected to continue. Driving this decrease was the continued industry-wide maturing of the premium narrowband business, which is expected to continue, as consumers migrate to high-speed broadband or lower-cost dial-up services. In response, AOL put a new strategy in place, aiming to expand its offerings to reduce its reliance on its traditional narrowband service. It introduced a Bring-Your-Own-Access (“BYOA”) broadband service (AOL FOR BROADBAND) in 2003 and a new, lower-cost dial-up ISP (Netscape Internet Service) in early 2004. In addition, AOL has launched a number of specialized premium services, including a McAfee VirusScan Online product.

     Over the past few years, AOL’s advertising revenues have been in a period of decline as the dynamics of the business have changed. Over this period, management has shifted its focus away from longer-term agreements and is now focused on more traditional and paid-search forms of advertising. In the first quarter of 2004, traditional and paid-search forms of advertising increased strongly as compared to the first quarter of 2003. However, this growth was more than offset by declines in intercompany sales to other business segments of Time Warner and the runoff of longer-term advertising agreements. However, the Company expects overall advertising revenue to increase during the remainder of 2004 from continued growth in paid search and traditional advertising.

     The Company expects that AOL’s strategic initiatives, as well as its continuing focus on cost management (particularly involving network costs) and continued improvement in its AOL Europe S.A. (“AOL Europe”) operations, will position the business for continued growth through the remainder of 2004.

     Cable. Time Warner’s cable business, Time Warner Cable Inc. (“TWC Inc.”), is the second-largest cable operator in the U.S. (in terms of subscribers served). TWC Inc. managed 10.930 million basic cable subscribers at March 31, 2004, in highly clustered and upgraded systems in 27 states, including New York, Texas, North Carolina and Ohio. TWC Inc. delivered $750 million of Operating Income before Depreciation and Amortization, more than any of the Company’s other business segments, had revenues of $2.043 billion (20% of the Company’s overall revenues) and $386 million in Operating Income for the three months ended March 31, 2004.

     TWC Inc. offers three product lines — video, high-speed data and its newest service, digital phone. Video remains its largest business, but high-speed data has been the fastest growing. The growth of its customer base for basic video cable service is limited, as the customer base has matured industry-wide and competition from satellite services has increased. In addition, video programming costs, especially for sports, continue to rise across the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

industry at double-digit rates. In advanced video services, TWC Inc. is one of the industry leaders, with digital video, High-Definition television or HDTV, Video-on-Demand, Subscription-Video-on-Demand and Digital Video Recorders. Significant digital video penetration provides TWC Inc. with a broad universe of potential customers for these advanced services.

     High-speed data remains TWC Inc.’s fastest-growing business, even though its rate of growth has begun to slow, reflecting increasing penetration rates and increased competition from other distribution technologies.

     The new voice business, Digital Phone, is expected to become available across essentially the entire TWC Inc. footprint by the end of 2004. At the end of the first quarter of 2004, Digital Phone was available in seven of TWC Inc.’s cable systems. Digital Phone will enable TWC Inc. to offer its customers for the first time a combined, easy-to-use package of video, high-speed data and voice services and to compete effectively against similarly bundled offerings expected to be made available by its competitors. Included in Operating Income before Depreciation and Amortization for the quarter are start-up losses associated with the roll-out of digital phone services, which are expected to increase throughout 2004.

     While TWC Inc. generates its revenues primarily from subscription fees, it also earns revenue by selling advertising time to national and local businesses.

     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema (“New Line”), generated revenues of $2.951 billion (27% of the Company’s overall revenues), $427 million in Operating Income before Depreciation and Amortization and $352 million in Operating Income for the three months ended March 31, 2004.

     One of the world’s leading studios, Warner Bros., has diversified sources of revenue with its film, TV production and video businesses, combined with an extensive global distribution infrastructure. This diversification helps Warner Bros. to deliver more consistent growth in Operating Income before Depreciation and Amortization. The vast majority of New Line’s revenues come from theatrical films and related video revenues and therefore are generally more variable. In the first quarter of 2004, New Line has continued its recent high level of Operating Income before Depreciation and Amortization, benefiting from the success of DVD sales of lower cost films, such as Freddy vs. Jason, The Texas Chainsaw Massacre and Secondhand Lions.

     The sale of DVDs has been the largest driver of the segment’s profit growth over the last few years. Warner Bros.’ industry-leading library, consisting of more than 6,600 theatrical titles and 53,000 live-action and animated television titles, positions it to capitalize on continuing growth in DVD hardware penetration. Specifically, DVDs continue to generate a growing share of home video revenues, with higher unit margins than VHS. With DVD hardware penetration levels worldwide relatively low compared to the penetration of VHS hardware, the Company believes that a significant opportunity for DVD growth remains.

     Warner Bros.’ industry-leading television business has experienced growing revenues, including the success of releasing television series into the home video market. For the 2003/2004 television season, it has more current production shows on the air than any other studio, with prime-time series on all six broadcast networks (including such hits as Friends, ER, Smallville and The West Wing). Even though this record number of shows requires significant investment in production, the Company believes the cost is warranted due to the potential associated revenue from future syndication opportunities.

     Piracy continues to be a significant issue for the filmed entertainment industry, especially from online file-sharing, which has expanded from music to movies and television programming due to changes in technology. The Company has taken a variety of actions to combat piracy over the last several years and will continue to do so, both individually and together with industry associations.

     Networks. Time Warner’s Networks group is comprised of Turner Broadcasting System, Inc. (“Turner”), Home Box Office (“HBO”) and The WB Television Network (“The WB Network”). The segment delivered revenues of $2.195 billion (20% of the Company’s overall revenues), $735 million in Operating Income before Depreciation and Amortization and $683 million in Operating Income for the three months ended March 31, 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The Turner networks — including TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. In a shift that has been underway for years, prime-time viewing of all advertising-supported cable television networks surpassed, for the first time in 2003, the aggregate share for the major broadcast networks. For the first quarter of 2004, TNT and TBS ranked first and second in ratings in their key demographic, adults 18-49.

     The Turner networks generate revenue principally from the sale of advertising time and monthly subscriber fees paid by cable system operators, satellite companies and other affiliates. Turner has benefited from strong ratings and a growing advertising opportunity in the latter months of 2003 and early 2004. Keys to Turner’s success are its continued investments in high-quality programming focused on kids, sports, series, movies and news, as well as brand awareness and operating efficiency.

     HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service being the nation’s most widely distributed pay television network. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite companies and other affiliates. An additional source of revenues is from the ancillary sales of its original programming including The Sopranos, Sex and the City, Six Feet Under and Band of Brothers.

     The WB Network is a broadcast television network whose target audience are persons in the 12-34 age group demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. Like its broadcast network competitors, The WB Network experienced a decline in its audience of young adults in the current television season. Because this is The WB Network’s target demographic, the loss had a proportionally larger effect on its overall audience delivery. Among other measures, The WB Network now is developing new programming aimed at expanding its appeal to younger viewers.

     Publishing. Time Warner’s Publishing segment consists principally of interests in magazine publishing (Time Inc.) and book publishing (Time Warner Book Group). The segment generated revenues of $1.088 billion (11% of the Company’s overall revenues), $170 million in Operating Income before Depreciation and Amortization and $102 million in Operating Income for the three months ended March 31, 2004.

     Time Inc. publishes more than 130 magazines including Time, People, Sports Illustrated, Entertainment Weekly, Southern Living, In Style, Fortune, Money, Real Simple and Cooking Light. It generates revenues primarily from magazine circulation, newsstand sales and advertising, and drives growth through higher circulation and advertising on existing magazines, acquisitions and the launch of new magazines. In recent years, Time Inc. has acquired IPC Media (the U.K.’s largest magazine company), magazine subscription marketer Synapse Group Inc. and Time4Media (previously Times Mirror Magazines), a leading publisher of leisure-time magazines. In addition, Time Inc. is continuing to invest in new magazine launches, including several launches in 2004. Its direct-selling division, Southern Living At Home, sells home decor products through approximately 34,000 independent consultants at parties hosted in people’s homes throughout the United States.

     Time Warner Book Group’s Warner Books and Little, Brown and Company offer a full range of titles spanning entertainment, literature and informative non-fiction. In the first quarter of 2004, Time Warner Book Group had 14 titles on The New York Times bestseller list, including 7 new releases and 7 continuing bestsellers from 2003. Significant new additions to The New York Times bestseller list include James Patterson’s 3rd Degree, John le Carre’s Absolute Friends and Brad Meltzer’s The Zero Game.

     The Publishing segment’s Operating Income before Depreciation and Amortization increased in the first quarter of 2004, due primarily to the absence of losses at Time Inc.’s former Time Life direct-marketing business. However, Time Inc. continued to experience softness in its print advertising business. Despite this softness, Time Inc.’s core magazine business has maintained its industry-leading domestic advertising share of almost 24%. As a result of the loss of revenue resulting from the sale of Time Life on December 31, 2003, revenue growth at the Publishing segment in 2004 will be negatively impacted by $86 million. Conversely, with the absence of losses from Time Life in 2004, the Operating Income before Depreciation and Amortization growth at the Publishing segment will be positively impacted by $17 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Other Key 2004 Developments

Discontinued Operations Presentation of Music Segment

     On March 1, 2004, the Company closed on its previously announced agreement to sell the Warner Music Group’s (“WMG”) recorded music and music publishing operations to a private investment group for approximately $2.6 billion in cash and an option to re-acquire a minority interest in the operations sold. In addition, on October 24, 2003, the Company completed the sale of WMG’s CD and DVD manufacturing, printing, packaging and physical distribution operations (together, “Warner Manufacturing”) to Cinram International Inc. (“Cinram”) for approximately $1.05 billion in cash (Note 4).

     With the completion of these transactions, the Company disposed of its entire Music segment. Accordingly, the Company has presented the financial condition and results of operations of the Music segment as discontinued operations for all periods presented.

Debt Reduction Program

     In January 2003, the Company announced its intention to reduce its overall level of indebtedness. Specifically, the Company indicated its intention was to reduce consolidated net debt (defined as total debt less cash and cash equivalents) to approximately $20 billion by the end of 2004.

     As of March 31, 2004, the Company’s net debt totaled $18.8 billion, down from $22.7 billion at December 31, 2003, as described in more detail under “Financial Condition and Liquidity.” With the receipt of the $2.6 billion in cash proceeds upon the closing of the sale of the Company’s recorded music and music publishing businesses, as well as the generation of significant Free Cash Flow, the Company achieved its previously announced net debt reduction target almost a full year ahead of schedule.

     The Company employs a disciplined approach to pursuing investment opportunities. Depending upon the timing and magnitude of future incremental investments, the Company’s net debt may continue to decline due to the prospective generation of free cash flow.

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

     The Company itself had commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online segment (“CFO review”) during 2002. As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. On January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 that included restated financial statements reflecting the adjustments announced on October 23, 2002. Although the Company has continued its CFO review process, the Company has not, to date, determined that any further restatement is necessary.

     In its Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the SEC on March 28, 2003, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG (“Bertelsmann”) should be adjusted. For more details on the transactions, see Note 10 “Commitments and Contingencies — Update on SEC and DOJ Investigations.” At the time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for the transactions and the reasons why both the Company and its auditors continued to believe that the transactions had been accounted for correctly.

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

Sale of Winter Sports Teams

     On March 31, 2004, the Company closed the previously announced agreement to sell an 85% interest in the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and operating rights to Philips Arena, an Atlanta sports and entertainment venue. In addition to the $219 million impairment charge recognized in the second and third quarters of 2003, the Company recorded a $7 million loss on the finalization of the sale in the first quarter of 2004.

Comcast Registration Rights

     On December 29, 2003, TWC Inc. received a notice from Comcast requesting that TWC Inc. start the registration process under the Securities Act of 1933 for the sale in a firm underwritten offering of Comcast’s 17.9% common interest in TWC Inc. The notice was delivered pursuant to a registration rights agreement related to the TWC Inc. securities. The Company cannot predict the timing of an effective registration in response to the notice. The Company is not required to purchase Comcast’s shares in TWC Inc.

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

New Accounting Principles

     The Company adopted new accounting guidance that impacted comparability as follows:

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”), which requires variable interest entities (“VIEs”), often referred to as special purpose entities or “SPEs,” to be consolidated if certain criteria are met. FIN 46 was effective upon issuance for all VIEs created after January 31, 2003, and effective July 1, 2003, for VIEs that existed prior to February 1, 2003. During 2003, the FASB delayed the required implementation date of FIN 46 for certain VIEs until March 31, 2004.

     The Company adopted the provisions of FIN 46, effective July 1, 2003, for those VIEs representing lease-financing arrangements with SPEs. In December 2003, The FASB issued a revision of FIN 46 (“FIN 46R”) to replace FIN 46. The Company adopted FIN 46R, effective March 31, 2004, for its equity investments and joint venture arrangements that are considered VIEs. The application of FIN 46R to the Company’s equity investments and joint venture arrangements as of March 31, 2004, resulted in the consolidation of the Company’s investment in America Online Latin America, Inc. (“AOLA”).

     AOLA is a publicly traded entity whose significant shareholders include the Company, the Cisneros Group (a private investment company) and Banco Itau (a leading Brazilian bank). AOLA provides online services principally to customers in Brazil, Mexico and Argentina. The Company holds common and preferred equities of AOLA and has also loaned $160 million to AOLA in the form of convertible subordinated notes due in 2007. Upon the adoption of FIN 46R, the Company has consolidated AOLA as AOLA was determined to be a variable interest entity and the Company its primary beneficiary. Prior to the adoption of FIN 46R, the Company accounted for its investment in AOLA under the equity method of accounting.

     The Company has no obligation to provide additional funding for AOLA’s operations and the creditors of AOLA have no recourse to the Company.

     In accordance with the transition provisions of FIN 46R, the assets and liabilities of AOLA were recorded in the Company’s consolidated balance sheet as of March 31, 2004 in the amounts at which they would have been carried if FIN 46R had been effective when the Company first met the conditions to be the primary beneficiary of AOLA. Upon consolidating the balance sheet of AOLA, the Company recorded incremental assets of approximately $85 million and liabilities of $29 million, with the difference of $56 million recognized as the pre-tax cumulative effect of an accounting change ($34 million on an after-tax basis). Prior periods have not been restated. The Company will consolidate the operating results of AOLA’s operations commencing April 1, 2004. In order to provide the time necessary to consolidate and evaluate the AOLA financial information, the AOLA financial statements will be consolidated by the Company on a one-quarter time lag. The Company does not believe that the consolidated results of AOLA will have a material impact on its results of operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Significant Transactions and Other Items Affecting Comparability

     As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended
	3/31/04	3/31/03
	(millions)
Restructuring costs	$—	$(24)
Loss on sale of winter sports teams	(7)	—
Gain on sale of a building	8	—

Impact on Operating Income	1	(24)

Investment gains	39	109
Loss on investments, net	(3)	(6)

Impact on other income, net	36	103

Pretax impact	37	79
Income tax impact	(15)	(32)

After-tax impact	$22	$47

Restructuring Costs

     Restructuring costs consist of charges related to employee terminations and exit activities, which are expensed in accordance with accounting principles generally accepted in the United States. During the three months ended March 31, 2004, the Company did not incur any restructuring costs. During the three months ended March 31, 2003, the Company incurred restructuring costs of $24 million, including $4 million at AOL, $8 million at Networks and $12 million at Publishing. The 2003 costs related to workforce reductions. These costs are included in “Restructuring Costs” in the accompanying consolidated statement of operations and are discussed in more detail in Note 2 to the accompanying consolidated financial statements.

Gain (Loss) on Disposal of Assets

     For the three months ended March 31, 2004, the Company recognized an $8 million pretax gain related to the sale of a building occupied by the Time Life business that was sold at the end of 2003 at the Publishing segment, partially offset by a $7 million pretax loss on the finalization of the sale of the winter sports teams at the Networks segment. These amounts are reflected as components of Operating Income in the accompanying consolidated financial statements.

Investment Gains

     For the three months ended March 31, 2004, the Company recognized $39 million of gains from the sale of investments. For the three months ended March 31, 2003, the Company recognized $109 million of gains from the sale of investments, including a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and gains of $35 million on the sale of the Company’s equity interests in international cinema chains not previously consolidated.

     These gains are included as a component of “Other Income, net” in the accompanying consolidated statement of operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Loss on Investments, net

     For the three months ended March 31, 2004, non-cash pretax charges to reflect other-than-temporary declines in the Company’s investments were $3 million. These amounts consisted of $1 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $2 million of losses to reflect market fluctuations in equity derivative instruments.

     For the three months ended March 31, 2003, non-cash pretax charges to reflect other-than-temporary declines in the Company’s investment were $6 million. These amounts were comprised of $10 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and income of $4 million to reflect market fluctuations in equity derivative instruments.

     These writedowns are included as a component of “Other Income, net” in the accompanying consolidated statement of operations.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Consolidated Results

     Revenues. Consolidated revenues increased 9% to $10.090 billion. As shown below, this increase was led by growth in Subscription, Advertising and Content revenues, offset, in part, by declines in Other revenues:

	Three Months Ended
	3/31/04	3/31/03	% Change
	(millions)
Subscription	$5,255	$4,935	6%
Advertising	1,445	1,338	8%
Content	3,117	2,577	21%
Other	273	386	(29%)

Total revenues	$10,090	$9,236	9%

     The 6% increase in Subscription revenues was principally due to the continued penetration of new services (primarily high-speed data and digital video and other advanced video services) and higher basic cable rates at the Cable segment and higher subscription rates at both Turner and HBO. AOL Subscription revenues also increased due to growth and foreign currency exchange gains at AOL Europe and the consolidation of AOL Japan, partially offset by a decrease in domestic revenues.

     The 8% increase in Advertising revenues was primarily due to the Networks segment, driven by higher CPMs and sellouts at Turner’s entertainment networks, higher sellouts and the effects of preemptions in 2003 due to war coverage at Turner’s news networks, and at The WB Network due to higher CPMs, partially offset by lower ratings.

     The 21% increase in Content revenues was principally due to improved results at the Filmed Entertainment segment related to both television and theatrical products, partially offset by declines at the Networks segment related primarily to difficult comparisons to prior year, which included the home video release of My Big Fat Greek Wedding at HBO.

     The 29% decline in Other revenues was attributable to the sale of Time Life, a direct-marketing business in the Publishing segment, which was sold at the end of 2003, and the sale of Warner Bros.’ interest in a U.K. cinema chain, which was sold in the second quarter of 2003, at the Filmed Entertainment segment. Time Life and the U.K. cinema chain contributed $76 million and $29 million, respectively, of Other revenues for the first quarter of 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

     Costs of Revenues. For the three months ended March 31, 2004 and 2003, costs of revenues totaled $5.935 billion and $5.626 billion, respectively, and as a percentage of revenues was 59% and 61%, respectively. The improvement in costs of revenue as a percentage of revenues related primarily to improved contributions from theatrical and television products at the Filmed Entertainment segment, and lower network expenses, lower merchandise expenses and lower product development costs at the AOL segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $2.289 billion in 2003 to $2.375 billion in 2004 as a result of higher costs at Filmed Entertainment, due primarily to distribution fees associated with the off-network television syndication of Seinfeld; at Cable, due to a reserve established for an outstanding legal matter and higher marketing costs; at AOL due to higher marketing costs; and at Corporate due to costs associated with the relocation from the Company’s former corporate headquarters. These items were partially offset by improvements at Publishing, resulting from the absence of Time Life in 2004, and at Networks, due to the reversal of certain accounts receivable reserves.

     Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.

     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Three Months Ended
	3/31/04	3/31/03	% Change
	(millions)
Operating Income before Depreciation and Amortization	$2,413	$1,898	27%
Depreciation	(633)	(601)	5%
Amortization	(154)	(132)	17%

Operating Income	1,626	1,165	40%
Interest expense, net	(422)	(460)	(8%)
Other income, net	34	94	(64%)
Minority interest expense	(51)	(56)	(9%)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,187	743	60%
Income tax provision	(475)	(313)	52%

Income before discontinued operations and cumulative effect of accounting change	712	430	66%
Discontinued operations, net of tax	215	(34)	NM
Cumulative effect of accounting change, net of tax	34	—	NM

Net income	$961	$396	143%

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization increased 27% to $2.413 billion for the three months ended March 31, 2004 from $1.898 billion for the three months ended March 31, 2003 principally as a result of increases at all business segments, with significant growth at Networks, Filmed Entertainment and AOL. The segment variations are discussed in detail under “Business Segment Results” below. The increases in business segment Operating Income before Depreciation and Amortization was offset, in part, by an increase in Corporate Operating Loss before Depreciation and Amortization.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The Company expects the rate of growth in Operating Income before Depreciation and Amortization for the full year to slow relative to the growth rate in the first three months of 2004 due to a decrease in growth rates at the AOL, Filmed Entertainment and Networks segments, which are discussed further below. Partially offsetting this for the remainder of the year will be a reduction in pension expense due to the effects of considerable Company contributions in 2003 and a strong return on plan assets.

     Corporate Operating Loss before Depreciation and Amortization. Time Warner’s Corporate Operating Loss before Depreciation and Amortization increased to $164 million for the three months ended March 31, 2004 from $101 million for the three months ended March 31, 2003. The increase was primarily attributable to $53 million of costs associated with the relocation from the Company’s former corporate headquarters and higher severance costs. The Company expects to incur additional costs associated with the relocation from the Company’s former corporate headquarters of approximately $10 million in the second quarter of 2004. Of the $53 million first quarter charge, approximately $21 million relates to a non-cash write-off of the fair value lease adjustment for the former corporate headquarters, which was established in purchase accounting at the time of the merger of America Online Inc. (“America Online”) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”).

     Also included in Corporate Operating Loss before Depreciation and Amortization are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits ($8 million incurred in 2004 compared to $15 million in 2003). It is not yet possible to predict the outcome of these investigations, and costs are expected to continue to be incurred in future periods.

     Depreciation Expense. Depreciation expense increased to $633 million for the three months ended March 31, 2004 from $601 million for the three months ended March 31, 2003, principally due to increases at the Cable segment ($346 million in 2004 compared to $330 million in 2003). The increase at Cable reflects higher levels of spending related to the rollout of digital services over the past three years and increased spending on customer premise equipment that is depreciated over a shorter useful life compared to the mix of assets previously purchased.

     Amortization Expense. Amortization expense increased to $154 million for the three months ended March 31, 2004 from $132 million for the three months ended March 31, 2003. The increase relates principally to an increase in the amortization associated with customer related intangible assets at the Cable segment as a result of the 2003 restructuring of Time Warner Entertainment Company, L.P. (the “TWE Restructuring”).

     Operating Income. Time Warner’s Operating Income increased from $1.165 billion for the three months ended March 31, 2003 to $1.626 billion for the three months ended March 31, 2004. This reflects the increase in business segment Operating Income before Depreciation and Amortization, partially offset by an increase in depreciation and amortization expense.

     Interest Expense, Net. Interest expense, net, decreased to $422 million for the three months ended March 31, 2004 from $460 million for the three months ended March 31, 2003, due primarily to lower average net debt levels.

     Other Income, Net. Other income (expense), net, detail is shown in the table below:

	Three Months Ended
	3/31/04	3/31/03
	(millions)
Investment-related gains	$39	$109
Loss on writedown of investments	(3)	(6)
Income from equity investees	9	1
All other	(11)	(10)

Other income, net	$34	$94

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The changes in investment-related gains and loss on writedown of investments are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of the items discussed above, Other Income, net, improved in 2004 as compared to the prior year primarily from an increase in income from equity method investees.

     Minority Interest Expense. Time Warner had $51 million of minority interest expense for the three months ended March 31, 2004 compared to $56 million for the three months ended March 31, 2003. The decrease in minority interest expense was primarily related to the elimination of minority interest in AOL Europe as a result of the Company’s purchase of the remaining preferred securities and payment of accrued dividends in April 2003 and the elimination of minority interest in a U.K. cinema chain, which was sold in the second quarter of 2003. This was partially offset by additional minority interest expense for Comcast’s interest in TWC Inc.

     Income Tax Provision. Income tax expense from continuing operations was $475 million for the three months ended March 31, 2004, compared to $313 million for the three months ended March 31, 2003. The Company’s pre-tax income before discontinued operations and cumulative effect of accounting change was $1.187 billion for the three months ended March 31, 2004, compared to pre-tax income before discontinued operations of $743 million for the three months ended March 31, 2003. Applying the 35% U.S. Federal statutory rate to pre-tax income before discontinued operations and cumulative effect of accounting change would result in income tax expense of $415 million in 2004 and $260 million in 2003. The Company’s actual income tax expense differs from these amounts as a result of several factors, including non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates and state and local income taxes.

     In addition, the Company recorded an income tax benefit on discontinued operations of $138 million in the first quarter of 2004. The actual tax recorded in the discontinued operations differed from the statutory rate due primarily to a favorable tax treatment resulting from the disposition of some of the foreign music assets.

     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $712 million for the three months ended March 31, 2004 compared to $430 million for the three months ended March 31, 2003. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.16 and $0.15, respectively, in 2004 compared to $0.10 for basic and diluted net income before discontinued operations in 2003. In addition, excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $22 million of income in 2004 and $47 million of income in 2003, Income before Discontinued Operations and Cumulative Effect of Accounting Change increased by $307 million. The increase reflects primarily an increase in Operating Income offset by an increase in income tax provision.

     Discontinued Operations, Net of Tax. The 2004 and 2003 results include the impact of the treatment of the Music segment as discontinued operations. Included in the 2004 results are $77 million of pre-tax income from the operations of the Music business and $138 million of income tax benefits that were realized in connection with the close of the music transaction in 2004. Included in the 2003 results are a $50 million pre-tax loss from the Music business and $16 million of income tax benefits.

     Cumulative Effect of Accounting Change. As previously discussed, the Company recorded an approximate $34 million benefit, net of tax, as a cumulative effect of accounting change upon the consolidation of AOLA in 2004 in accordance with FIN 46R.

     Net Income and Net Income Per Common Share. Net income was $961 million for the three months ended March 31, 2004 compared to $396 million for the three months ended March 31, 2003. Basic and diluted net income per common share were $0.21 and $0.20 in 2004, respectively, compared to $0.09 for both basic and diluted net income per common share in 2003. Net Income includes the items discussed above under “Significant Transactions and Other Items Affecting Comparability,” discontinued operations, net of tax and cumulative effect of accounting change.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Business Segment Results

     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	3/31/04	3/31/03	% Change
	(millions)
Revenues:
Subscription	$1,919	$1,898	1%
Advertising	214	226	(5%)
Other	58	73	(21%)

Total revenues	2,191	2,197	—

Costs of revenues(a)	(1,063)	(1,177)	(10%)
Selling, general and administrative (a)	(639)	(612)	4%
Restructuring charges	—	(4)	NM

Operating Income before Depreciation and Amortization	489	404	21%
Depreciation	(170)	(171)	(1%)
Amortization	(42)	(39)	8%

Operating Income	$277	$194	43%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     The growth in Subscription revenues at AOL is primarily attributable to an increase in Subscription revenues at AOL Europe (from $356 million to $429 million), offset in part by a decline in domestic subscription revenues (from $1.542 billion to $1.471 billion). The growth in AOL Europe’s Subscription revenues primarily resulted from a $64 million favorable impact of foreign currency exchange rates and growth in broadband subscribers. These increases more than offset an increase in value-added taxes (which is netted against revenue) due to a change in European tax law that took effect July 1, 2003. AOL’s domestic Subscription revenues declined in 2004 due to decreases in AOL narrowband subscribers and related revenues, partially offset by the expansion of domestic broadband subscription revenue and increased premium service revenue. The remaining increase in Subscription revenues is the result of the acquisition of AOL Japan, which was consolidated effective January 1, 2004, and contributed $19 million of Subscription revenues.

     The number of AOL brand domestic subscribers was as follows at March 31, 2004, December 31, 2003, and March 31, 2003:

	March 31,	December 31,	March 31,
	2004	2003	2003
	(millions)
Narrowband	20.4	21.3	24.3
Broadband	3.6	3.0	1.9

Total AOL brand domestic subscribers (1)	24.0	24.3	26.2

(1)	Includes free trial and retention members of approximately 17% at each of March 31, 2004, December 31, 2003 and March 31, 2003.

     The Company classifies domestic AOL brand subscribers as narrowband or broadband subscribers based on the price plan selected by the subscriber, rather than the speed (e.g., high-speed or dial-up) of a subscriber’s connection, member usage patterns, or some other possible measure. It is important to note that these price plan classifications do not necessarily reflect subscriber access patterns. The Company believes that a significant number of its subscribers who have selected broadband price plans actually access the AOL service via narrowband connections for a majority of their sessions. Likewise, a significant number of its subscribers on narrowband price plans actually access the AOL service via broadband connections for a majority of their sessions.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Subscribers classified as narrowband include subscribers selecting the AOL service with dial-up Internet access provided by AOL under unlimited usage price plans, limited usage price plans, Original Equipment Manufacturers (“OEMs”) bundled plans, and bulk subscriptions sold at a discount rate to AOL’s selected strategic partners. Broadband subscribers include subscribers selecting the AOL service under bring your own access (“BYOA”) price plans and bundled broadband price plans. Both narrowband and broadband plans include members receiving the AOL service during introductory free trial periods and members who are receiving the AOL service at no or reduced costs through member service and retention programs.

     The sequential quarterly decline in domestic AOL brand subscribers resulted from a number of factors, including continued subscriber cancellations and terminations, the continued maturing of narrowband services, and subscribers adopting other narrowband and broadband services, partially offset by growth in broadband subscribers. The Company anticipates that the decline in its narrowband subscriber base will likely continue because of these factors. In addition, the movement toward AOL broadband services could negatively impact future results of operations due to lower average pricing on broadband services than for narrowband services.

     The year-over-year decline in subscribers also reflects a reduction in direct marketing response rates and the Company’s identification of and removal from the subscriber base of members failing to complete appropriately the registration and payment authorization process and members who were prevented from using the service due to online conduct violations (e.g., spamming, inappropriate language) and who did not properly address the violation.

     AOL offers multiple broadband BYOA price plans, all of which allow unlimited use of the AOL service via an Internet connection not provided by America Online and include a limited or unlimited amount of hours of dial-up Internet access provided by AOL at no additional charge. In an effort to gauge consumer needs and interest, AOL regularly offers different promotional and pricing plans. During the most recent quarter, most of the net additions to broadband subscribers were in a $24.95 premium BYOA price plan that includes unlimited access to the AOL service via a broadband connection not provided by AOL, and unlimited Internet access via a dial-up connection provided by AOL. In addition to the flexibility of unlimited access to the AOL service via a broadband or dial-up connection, the $24.95 price plan offers simultaneous usage of the broadband service under multiple screen names, which is also offered in the other broadband BYOA price plans.

     This premium BYOA price plan was introduced in early 2003 and has only been actively marketed since late 2003. During this quarter, most of the additional subscribers to this premium BYOA price plan have migrated from AOL’s narrowband service. As compared to AOL’s $14.95 BYOA price plan, a higher degree of the subscribers to the $24.95 premium plan have migrated back to other AOL plans, principally narrowband.

     The average monthly Subscription revenue per domestic subscriber (“ARPU”), defined as total AOL brand domestic Subscription revenue divided by the average subscribers for the period, for 2004 increased 4% to $19.24 as compared to $18.52 in 2003. The change in domestic subscription ARPU primarily related to the termination of non-paying members, increased premium services revenues and a change in the mix of narrowband and broadband product. In addition, ARPU was impacted by changes in customer pricing plans, the level of service provided (full connectivity versus BYOA) and by changes in the terms of AOL’s relationships with its broadband cable and DSL partners. In general, the Company does not expect ARPU to sustain this increase in the foreseeable future as the Company continues to introduce new products, such as lower-priced narrowband services, and subscribers continue to migrate from unlimited plans to lower-priced plans.

     The number of AOL brand subscribers in Europe was 6.4 million at March 31, 2004, and the average monthly Subscription revenue per European subscriber for the three months ended March 31, 2004 was $22.06. This compares to AOL brand subscribers in Europe of 6.4 million and 6.3 million at December 31, 2003, and March 31, 2003, respectively, and average monthly Subscription revenue per European subscriber of $20.62 for the three months ended December 31, 2003 and $17.84 for the three months ended March 31, 2003. The average monthly Subscription revenue per European subscriber was impacted primarily by the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro and British Pound relative to the U.S. Dollar and price increases implemented in the second quarter of 2003. The sequential number of AOL brand subscribers reflected net growth in subscribers in the U.K. and Germany and was partially offset by a net subscriber decline in France.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The decline in Advertising revenues reflects a decrease in intercompany sales of advertising to other business segments of Time Warner in 2004 as compared to the comparable period in 2003 (from $33 million to $2 million), offset in part by an increase in third party advertising. The decrease in intercompany advertising reflects a change in the treatment of intercompany barter advertising that occurred in the second quarter of 2003. The increase in third party advertising reflects increased revenue from domestic paid-search advertising contracts (from $47 million to $74 million) as well as increases in current period traditional online advertising partially offset by a decline in revenues from domestic contractual commitments received in prior periods. The Company expects advertising revenue to increase during the remainder of 2004 as expected growth in paid-search and traditional online advertising more than offsets an expected decline in revenues from domestic contractual commitments received in prior periods.

     Other revenues primarily include merchandising revenue and revenue from providing the Cable segment access to the AOL Transit Data Network for high-speed access to the Internet. The decrease in Other revenues for the first three months of 2004 was due primarily to the Company’s decision in the first quarter of 2003 to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience.

     Cost of revenues decreased 10% and, as a percentage of revenues, decreased to 49% in 2004 from 54% in 2003. This decline related primarily to lower network expenses, lower merchandise expenses, and lower product development costs. Network-related expenses decreased 20% to $527 million in 2004, principally attributable to improved pricing and decreased levels of service commitments entered into in the second half of 2003 as well as increased amounts of network assets under capital leases versus operating leases. These factors are expected to result in continued declines in network expenses for the remainder of 2004.

     The 4% increase in selling, general and administrative expenses primarily related to a $29 million increase in marketing costs. The increase in marketing costs resulted from higher spending on member acquisition activities and on promotional advertising, partially offset by the previously discussed change in the treatment of intercompany advertising barter transactions. Included in 2004 and 2003 are $15 million and $20 million, respectively, of benefits related to favorable rulings on certain state sales tax matters. The 2004 results were also impacted by the provision of certain state sales tax reserves related to the November 2003 expiration of the federal moratorium on Internet sales taxes.

     The increases in Operating Income before Depreciation and Amortization and Operating Income are due primarily to lower costs of revenues, offset in part by higher selling, general and administrative expenses and a slight decrease in revenues. The Company does not expect the rate of growth of AOL’s Operating Income before Depreciation and Amortization to continue due to an expected increase in AOL’s spending on product development and marketing.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	3/31/04	3/31/03	% Change
	(millions)
Revenues:
Subscription	$1,934	$1,740	11%
Advertising	109	102	7%

Total revenues	2,043	1,842	11%
Costs of revenues(a)	(905)	(813)	11%
Selling, general and administrative (a)	(388)	(338)	15%

Operating Income before Depreciation and Amortization	750	691	9%
Depreciation	(346)	(330)	5%
Amortization	(18)	(2)	NM

Operating Income	$386	$359	8%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     Subscription revenues increased due to continued penetration of new services (primarily high-speed data and advanced video services) and higher basic cable rates. High-speed data subscription revenues increased from $314 million in 2003 to $414 million in 2004.

     Basic cable subscribers include all subscribers receiving basic cable service. Digital video subscribers reflect subscribers on any level of service received via digital technology. High-speed data subscribers include subscribers to the Road Runner service, as well as other Internet service providers. At March 31, 2004, as compared to March 31, 2003, residential high-speed data subscribers increased by 27% to 3.421 million (including approximately 477,000 subscribers of unconsolidated investees, which are managed by the Company), commercial high-speed data subscribers increased by 54% to 139,000 (including approximately 15,000 subscribers of unconsolidated investees, which are managed by the Company), digital video subscribers increased by 14% to 4.486 million (including approximately 725,000 subscribers of unconsolidated investees, which are managed by the Company) and basic cable subscribers were essentially flat and totaled 10.930 million (including 1.581 million subscribers of unconsolidated investees, which are managed by the Company).

     The increase in Advertising revenues was attributable to an increase in volume and, to a lesser extent, higher rates associated with third party advertising sales.

     Costs of revenues increased 11% and, as a percentage of revenues, remained flat at 44% for both periods. The increase in costs of revenues is primarily related to increases in video programming costs and higher employee costs. Video programming costs increased 10% to $452 million in 2004, principally attributable to contractual rate increases across the Company’s programming line-up (including sports programming), offset partially by non-recurring programming credits received in the first quarter of 2004. Video programming costs are expected to continue to rise for the remainder of 2004. For the full year, rates are expected to rise approaching the 15% rate of increase experienced during 2003, reflecting the expansion of service offerings and timing of industry-wide programming cost increases (including sports programming) related to both inflation-indexed and negotiated license fee increases. Employee costs increased primarily due to merit increases and higher headcount resulting from the rollout of new services.

     The 15% increase in selling, general and administrative expenses is primarily related to a $27 million reserve established in connection with an outstanding legal matter and higher marketing costs, due in part to the roll-out of new services.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Operating Income before Depreciation and Amortization increased 9% in 2004, principally as a result of Subscription revenue gains, offset in part by higher costs of revenues and higher selling, general and administrative expenses.

     Included in Operating Income before Depreciation and Amortization are costs associated with the roll-out of digital phone services, which are expected to increase as digital phone services are rolled out across essentially all of the systems served by TWC Inc. throughout 2004. At March 31, 2004, digital phone service was available on a limited basis in seven systems.

     Operating Income increased in 2004 due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation and amortization expense. Depreciation expense increased due to the cumulative investment in customer premise equipment, which predominately has a shorter useful life compared to the mix of assets previously purchased. Amortization expense increased $16 million in 2004, primarily as a result of amortization of subscriber lists that were established in connection with the TWE Restructuring in 2003.

     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	3/31/04	3/31/03	% Change
	(millions)
Revenues:
Advertising	$1	$2	(50%)
Content	2,919	2,295	27%
Other	31	67	(54%)

Total revenues	2,951	2,364	25%
Costs of revenues(a)	(2,162)	(1,812)	19%
Selling, general and administrative(a)	(362)	(301)	20%

Operating Income before Depreciation and Amortization	427	251	70%
Depreciation	(22)	(20)	10%
Amortization	(53)	(48)	10%

Operating Income	$352	$183	92%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     For the three months ended March 31, 2004, Content revenues increased as a result of improvements from both television and theatrical product. The increase in revenue from television product is attributable to an increase in worldwide license fees of $502 million and a $101 million increase in home video sales. Revenue from theatrical product included an increase of $80 million in worldwide home video sales, partially offset by $50 million of lower made for theatrical television license fees and $13 million of lower worldwide theatrical film rentals.

     The increase in television worldwide license fees is primarily attributable to third cycle syndication continuance license arrangements for Seinfeld, an increase in the number of television episodes produced and delivered and increased network fees associated with two long running series. The increase in television home video sales is due to Friends: The Complete Sixth Season as well as an overall increase in the number of series now sold in this format. The increase in theatrical home video sales related primarily to a strong home video release slate at New Line, including Freddy vs. Jason, The Texas Chainsaw Massacre, and Secondhand Lions. The decline in worldwide theatrical film rentals is due to difficult comparisons to the prior year, which benefited from strong international results from Harry Potter and the Chamber of Secrets.

     Other revenues declined primarily as a result of the sale of the Company’s U.K. cinema interests in the second quarter of 2003. This operation contributed $29 million of Other revenues in the first quarter of 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The 19% increase in costs of revenues was primarily related to increased film costs ($1.528 billion in 2004 compared to $1.235 billion in 2003) as well as higher marketing and distribution costs. The increase in film costs was related primarily to increased production of new episodic television series (new series are generally produced at a cost in excess of their network license fees), partially offset by lower valuation adjustments. Marketing and distribution costs increased due to the quantity and mix of films released during the quarter. Costs of revenues as a percentage of revenues decreased to 73% in 2004 from 77% in 2003 reflecting improved contributions from theatrical and television products.

     The 20% increase in selling, general and administrative expenses is primarily related to distribution fees associated with the off-network television syndication of Seinfeld and general cost increases (including annual salary increases).

     Operating Income before Depreciation and Amortization includes increased total revenues, which was partially offset by increases in costs of revenues and selling, general and administrative expenses as discussed above.

     The increase in Operating Income was due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization, offset in part by slight increases in depreciation and amortization expense.

     The Company anticipates the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income will be slower during the remainder of 2004 in comparison to that experienced in the first quarter due to difficult comparisons in theatrical results and a non-recurring gain on the sale of assets that occurred in the second quarter of 2003.

     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	3/31/04	3/31/03	% Change
	(millions)
Revenues:
Subscription	$1,234	$1,119	10%
Advertising	634	566	12%
Content	284	356	(20%)
Other	43	51	(16%)

Total revenues	2,195	2,092	5%

Costs of revenues(a)	(1,135)	(1,204)	(6%)
Selling, general and administrative(a)	(318)	(380)	(16%)
Loss on sale of assets	(7)	—	NM
Restructuring charges	—	(8)	NM

Operating Income before Depreciation and Amortization	735	500	47%
Depreciation	(49)	(45)	9%
Amortization	(3)	(3)	—

Operating Income	$683	$452	51%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     The increase in Subscription revenues was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner.

     The increase in Advertising revenues was driven by higher CPMs and sellouts at Turner’s entertainment networks, higher sellouts in 2004 and the effect of preemptions in 2003 due to war coverage at Turner’s news networks, and at The WB Network, due to higher CPMs, partially offset by lower ratings.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The decrease in Content revenues was primarily due to the success of HBO’s first quarter 2003 home video release of My Big Fat Greek Wedding, partially offset by increased license fees and syndication revenues from Everybody Loves Raymond and higher ancillary revenue from HBO’s original programming, including favorable home video returns experience.

     Costs of revenues decreased 6% and as a percentage of revenues was 52% and 58% in 2004 and 2003, respectively. Programming costs declined 3% to $741 million in 2004 as compared to $764 million in 2003. The decrease resulted primarily from lower costs for licensed series and favorable comparisons related to the timing of original series and original movies at Turner, as the current year schedule is more heavily weighted to the remainder of the year. Overall programming costs are expected to increase on a year-over-year basis for 2004, primarily as a result of higher costs for sports programming, network premieres and series. Costs of revenues also decreased due to lower distribution costs associated with the decrease in HBO’s Content revenues noted above and a significant reduction in the costs associated with the war in Iraq at Turner’s news networks.

     The 16% decrease in selling, general and administrative expenses is primarily related to the reversal of approximately $60 million of bad debt reserves at Turner and HBO on receivables from Adelphia Communications (“Adelphia”), a major cable operator that declared bankruptcy in 2002. In addition, marketing and promotion expenses decreased primarily due to costs incurred in 2003 in support of TBS original movies. These decreases were partially offset by higher general and administrative costs at Turner, including the effect of a favorable litigation settlement in 2003.

     In April 2004, the Company sold a portion of its Adelphia receivables to a third party investor and also reached agreement directly with Adelphia to collect a portion of its remaining receivables. This agreement with Adelphia is subject to a number of future uncertainties including approval by the Bankruptcy Court, and there can be no assurances that such approval will be received. In consideration of these circumstances, the Company has concluded that it is likely that a portion of its Adelphia receivables are now collectible. In addition, the Company believes that based on the information available at this time, its remaining Adelphia receivable reserves are sufficient to cover any further potential bad debt losses. If any of these reserved receivables become recoverable in the future, the Company will recognize an additional reduction in bad debt expense. Conversely, if the remaining reserves are not sufficient to cover future bad debt losses, the Company will recognize additional bad debt expense.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” 2004 included a $7 million pretax loss on the sale of the winter sports teams and 2003 included $8 million of restructuring costs.

     Operating Income before Depreciation and Amortization improved 47% due to the increase in total revenues and the decrease in costs of revenues and selling, general and administrative expenses.

     Operating Income increased primarily due to the changes in Operating Income before Depreciation and Amortization noted above, partially offset by a slight increase in depreciation expense.

     The previously announced sale of the winter sports teams was completed on March 31, 2004. The winter sports teams had revenues of $66 million, an Operating Loss before Depreciation and Amortization of $8 million and an Operating Loss of $8 million for the first three months of 2004 compared to $69 million of revenues, an Operating Loss before Depreciation and Amortization of $9 million and an Operating Loss of $10 million in the first quarter of 2003. For the full year of 2003, the winter sports teams contributed approximately $160 million of revenues, an Operating Loss before Depreciation and Amortization of $35 million and an Operating Loss of $37 million.

     The Company anticipates that for the remainder of 2004, the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income, excluding the $219 million non-cash impairment charge incurred in 2003 related to the winter sports teams, will be lower than that experienced in the first quarter primarily due to increased programming and marketing expenses, the approximate $60 million first quarter 2004 benefit from the reversal of bad debt reserves on receivables from Adelphia and more difficult advertising revenue comparisons in the second half of 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	3/31/04	3/31/03	% Change
	(millions)
Revenues:
Subscription	$295	$301	(2%)
Advertising	521	520	—
Content	109	113	(4%)
Other	163	218	(25%)

Total revenues	1,088	1,152	(6%)
Costs of revenues(a)	(493)	(511)	(4%)
Selling, general and administrative(a)	(433)	(481)	(10%)
Gain on sale of assets	8	—	NM
Merger and restructuring charges	—	(12)	NM

Operating Income before Depreciation and Amortization	170	148	15%
Depreciation	(30)	(27)	11%
Amortization	(38)	(40)	(5%)

Operating Income	$102	$81	26%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     The 2% decrease in Subscription revenues was due to an increase in subscription allowances (which are netted against revenue), partially offset by the favorable effects of foreign exchange rates.

     Advertising revenues were flat, as the print advertising market continues to be soft against difficult first quarter 2003 comparisons. The Company expects a return to advertising revenue growth in the second quarter as advertising bookings are up compared to this time last year.

     Content and Other revenues declined primarily due to the sale of Time Life at the end of 2003, which contributed $10 million of Content revenues and $76 million of Other revenues in the first quarter of 2003. Excluding Time Life, Content and Other revenues increased due primarily to net growth at the other direct marketing businesses and growth at Time Warner Book Group, due to the release of several strong titles in the quarter.

     The sale of Time Life will continue to negatively impact Content and Other revenues in 2004, as Time Life contributed Content revenues of $40 million and Other revenues of $312 million in 2003.

     Costs of revenues declined 4% primarily as a result of the sale of Time Life in 2003, which had $39 million of costs in 2003. Excluding Time Life, costs of revenues increased 4% and as a percentage of revenues was 45% and 44% in 2004 and 2003, respectively. In addition, costs increased at the other direct marketing businesses due to the increase in revenues as noted above. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 3% to $388 million, due primarily to the effects of foreign exchange rates and magazine launch-related costs.

     Selling, general and administrative expenses decreased 10% primarily as a result of the sale of Time Life, which had $64 million of selling, general and administrative costs in 2003. Excluding Time Life, selling, general and administrative expenses increased 4% primarily due to the effects of foreign exchange rates and magazine launch-related costs.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” 2004 results reflect an $8 million pretax gain on the sale of a building and 2003 results included $12 million of restructuring costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Excluding the 2004 gain on the sale of the building, the losses at Time Life and restructuring charges in 2003, Operating Income before Depreciation and Amortization decreased $15 million and Operating Income decreased $17 million in 2004 due primarily to a $10 million increase in magazine launch-related costs associated with the launch of one new magazine and the development of three others.

FINANCIAL CONDITION AND LIQUIDITY

Current Financial Condition

     At March 31, 2004, Time Warner had $24.7 billion of debt, $5.9 billion of cash and equivalents (net debt of $18.8 billion, defined as total debt less cash and equivalents) and $57.3 billion of shareholders’ equity, compared to $25.7 billion of debt, $3.0 billion of cash and equivalents (net debt of $22.7 billion) and $56.0 billion of shareholders’ equity at December 31, 2003.

     As discussed in more detail below, management believes that Time Warner’s cash provided by operations, cash and equivalents, borrowing capacity under its committed credit facilities and availability under its commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future.

Debt Reduction Program

     In January 2003, the Company announced its intention to reduce its overall level of indebtedness. Specifically, the Company indicated its intention was to reduce consolidated net debt (defined as total debt less cash and cash equivalents) to approximately $20 billion by the end of 2004.

     The following table shows the change in net debt from December 31, 2003 to March 31, 2004 (in millions):

Net debt at December 31, 2003	$22,705
Free Cash Flow	(1,073)
Net proceeds from sale of WMG(a)	(2,501)
All other	(363)

Net debt at March 31, 2004(b)	$18,768

(a)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.

(b)	Included in the net debt balance is approximately $334 million, representing the net fair value adjustment recognized as a result of the America Online-Historic TW merger.

     With the receipt of the proceeds upon the closing of the sale of the Company’s recorded music and music publishing businesses, as well as the generation of significant Free Cash Flow, the Company achieved its previously announced net debt reduction target almost a full year ahead of schedule.

     The Company employs a disciplined approach to pursuing investment opportunities. Depending upon the timing and magnitude of future incremental investments, the Company’s net debt may continue to decline due to the prospective generation of free cash flow.

TWC Commercial Paper Program

     At the beginning of the second quarter of 2004, TWC Inc. established a $2.0 billion commercial paper program. TWE continues to have a $1.5 billion commercial paper program. TWC Inc. is a guarantor of TWE’s obligations under its commercial paper program and TWE is a guarantor of TWC Inc.’s obligations under its commercial paper program. In addition, Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of the Company, but not subsidiaries of TWC Inc. or TWE) have each guaranteed a pro rata portion of TWC Inc.’s and TWE’s obligations under their respective commercial paper programs. The unsecured notes (the “Notes”) issued under these programs rank pari passu with TWC Inc.’s other unsubordinated and unsecured indebtedness. The outstanding principal amount of Notes may not in the aggregate exceed $3.0 billion.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Cash Flows

     Cash and equivalents increased to $5.895 billion as of March 31, 2004 from $3.040 billion as of December 31, 2003. See below for a discussion of the change.

Operating Activities

     Sources of cash provided by operations are as follows:

	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Income before Depreciation and Amortization	$2,413	$1,898
Net interest payments(a)	(327)	(339)
Net income taxes paid(b)	(80)	(107)
Adjustments relating to discontinued operations(c)	141	224
Merger and restructuring payments (d)	(61)	(120)
Domestic qualified pension plan contributions	—	(279)
All other, including working capital changes	(267)	268

Cash provided by operations	$1,819	$1,545

(a)	Includes interest income received of $17 million and $20 million in 2004 and 2003, respectively.
(b)	Includes income tax refunds received of $11 million and $2 million in 2004 and 2003, respectively.
(c)	Includes net income (loss) from discontinued operations of $215 million and $(34) million in 2004 and 2003, respectively. Amounts also include working capital related adjustments associated with discontinued operations of $(74) million and $258 million in 2004 and 2003, respectively.
(d)	Includes payments for merger and restructuring costs.

     Cash provided by operations increased to $1.819 billion in 2004 compared to $1.545 billion in 2003. The increase in cash provided by operations is related primarily to higher Operating Income before Depreciation and Amortization, a reduction in domestic qualified pension plan contributions, partially offset by a reduction in cash provided by working capital and a reduction in cash relating to discontinued operations.

Investing Activities

     Sources of cash provided by investing activities are as follows:

	Three Months Ended March 31,
	2004	2003
	(millions)
Investments and acquisitions, net of cash acquired:
The WB Network	$—	$(128)
Consolidation of AOLA(a)	33	—
All other, principally funding of joint ventures	(113)	(93)
Capital expenditures and product development costs from continuing operations	(557)	(540)
Capital expenditures and product development costs from discontinued operations	—	(14)
Proceeds from sale of investment in Hughes	—	783
Proceeds from the sale of other available-for-sale securities	22	119
Net proceeds from the sale of WMG(b)	2,501	—
All other investment proceeds	77	(4)

Cash provided by investing activities	$1,963	$123

(a)	Represents cash balance of AOLA upon consolidation.

(b)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.

     Cash provided by investing activities was $1.963 billion in 2004 compared to $123 million in 2003. The increase in cash provided by investing activities is due primarily to the net proceeds received from the sale of WMG,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

partially offset by $783 million of cash proceeds related to the sale of the Company’s investment in Hughes during 2003. Capital expenditures and product development costs were essentially flat.

Financing Activities

     Sources of cash provided (used) by financing activities are as follows:

	Three Months Ended March 31,
	2004	2003
	(millions)
Borrowings	$1,866	$1,793
Debt repayments	(2,917)	(1,549)
Proceeds from exercise of stock options	172	76
Principal payments on capital leases	(48)	(31)

Cash provided (used) by financing activities	$(927)	$289

     Cash used by financing activities was $927 million in 2004 compared to cash provided by financing activities of $289 million in 2003. The decrease in cash provided (used) by financing activities was due principally to incremental debt repayments in 2004 as part of the Company’s debt reduction program, partially offset by an increase in proceeds from the exercise of stock options.

     In the first quarter of 2004, the Company purchased and retired $94 million of AOL Zero-Coupon Convertible Subordinated Notes, repaid $250 million of 7.4% senior notes that were due in 2004 and exercised the call option on $200 million of 8.4% senior debentures due in 2024.

Free Cash Flow

     Time Warner evaluates operating performance based on several measures, including Free Cash Flow. Free Cash Flow is cash provided by operations (as defined by accounting principles generally accepted in the United States) less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s ability to reduce debt and make strategic investments. Free Cash Flow should be considered in addition to, and not as a substitute for, the Company’s various cash flow measures (e.g., cash provided by operations) reported in accordance with accounting principles generally accepted in the United States.

     The following table provides a reconciliation from the Company’s cash provided by operations to Free Cash Flow.

	Three Months Ended March 31,
	2004	2003
	(millions)
Cash provided by operations	$1,819	$1,545
Capital expenditures and product development costs	(557)	(554)
Principal payments on capital leases	(48)	(31)

Free Cash Flow before discontinued operations	1,214	960
Less: Free Cash Flow from discontinued operations	(141)	(210)

Free Cash Flow	$1,073	$750

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Capital Expenditures and Product Development Costs

     Time Warner’s total capital expenditures and product development costs were $557 million in 2004 compared to $554 million in 2003. Capital expenditures and product development costs principally relate to the Company’s Cable segment, which had capital expenditures of $319 million in 2004 and $346 million in 2003.

     The Cable segment’s capital expenditures are comprised of the following categories:

	Three Months Ended March 31,
	2004		2003
Cable Segment Capital Expenditures		(millions)
Customer premise equipment	$166		$178
Scalable infrastructure	24		25
Line extensions	46		39
Upgrade/rebuild	21		38
Support capital	62		66

Total capital expenditures	$319		$346

     Time Warner’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, drops (i.e., initial customer installations), converters (i.e., analog and digital boxes that convert transmitted signals to analog and/or a digital TV signal) and cable modems used in the delivery of high-speed data services. With respect to customer premise equipment, including converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. For converters and modems, such life is 3-5 years and for plant upgrades, such useful life is 3-16 years.

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner’s Filmed Entertainment companies was approximately $3.9 billion at both March 31, 2004 and December 31, 2003, including amounts relating to the licensing of film product to Time Warner’s Networks segment of approximately $877 million at March 31, 2004 and $740 million at December 31, 2003.

Selected Investment Information

Cable Joint Ventures

     On May 1, 2004, the Company completed the previously announced restructuring of two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), a 50-50 joint venture between Comcast and TWE serving approximately 304,000 basic video subscribers as of March 31, 2004, and Texas Cable Partners, L.P. (“TCP”), a 50-50 joint venture between Comcast and the TWE-Advance/Newhouse Partnership (“TWE-A/N”) serving approximately 1.2 million basic video subscribers as of March 31, 2004. The Company accounts for its investment in these joint ventures using the equity method. Under the restructuring, KCCP was merged into TCP, which was renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership is owned 50% by Comcast, and 50% by TWE and TWE-A/N collectively. Beginning any time after June 1, 2006, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and south Texas systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the restructuring would own the remaining pool of systems and any debt associated with that pool.

Preferred Stock of Google Inc.

     As previously reported, America Online held a warrant to purchase shares of preferred stock of Google Inc. In May 2004, America Online exercised this warrant and, after taking into account adjustments for stock splits, received approximately 7.4 million shares of Series D Preferred Stock of Google for approximately $22 million. Each share of preferred stock is convertible into one share of Class B common stock of Google at any time at the election of America Online, and converts automatically if Google completes an initial public offering with at least specified minimum offering price and proceeds. Although Google filed a registration statement with the SEC on April 29, 2004, the Company cannot predict whether or when Google will consummate this offering or what value or percentage of equity the preferred stock, or Class B common stock received upon conversion, may represent if such offering is completed.

     Transfers of the preferred stock or Class B common stock received upon conversion are subject to a registration statement covering the transfer being in effect or, at the request of Google, delivery of a legal opinion that no registration is required for the transfer. Under the terms of the warrant, America Online may be required to agree to a 180-day restriction on transfers of Google securities following an initial public offering and a 90-day restriction with any subsequent public offerings while it holds the preferred stock or shares of Class B common stock received upon conversion.

Warner Village Cinemas S.P.A.

     Warner Village Cinemas S.P.A. is a joint venture arrangement that operates a cinema chain in Italy and is owned 45% by Warner Bros., 45% by Village Cinemas International Pty. Ltd. (an Australian Company) and 10% by a third party investor. In April 2004, Warner Bros. and Village Cinemas International agreed that: (i) Warner Bros. would control the voting rights associated with Village Cinemas International's 45% interest and (ii) Warner Bros. would grant Village Cinemas International a put right whereby, under certain circumstances, Village Cinemas International would be able to require Warner Bros. to purchase its 45% interest at fair market value beginning in March 2007 and continuing for a one-year period. If it does not exercise the put right, the voting rights associated with the 45% interest will revert to Village Cinemas International in March 2008.

     As a result of controlling Village Cinemas International’s voting interest, Warner Bros. expects to begin consolidating the operations of Warner Village Cinemas S.P.A. in the second quarter of 2004. As permitted by generally accepted accounting principles, Warner Village Cinemas S.P.A.’s results will be consolidated retroactive to the beginning of the year. During 2003, Warner Village Cinemas’ revenues were $77 million, its Operating Loss before Depreciation and Amortization was $1 million and its Operating Loss was $9 million.

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

     The Company’s America Online business faces substantial competition in maintaining and growing its subscriber base, in developing compelling products and services, and in increasing revenues from sources other than fees for the AOL service, and if America Online is unable to meet its competitive challenges, the Company’s financial results could be adversely affected. During the last several years, the online services industry has been changing from one in which the only way for a household to access the Internet was through narrowband (i.e., telephone “dial-up”) Internet access provided by Internet service providers to one in which households can access the Internet through a variety of connection methods, such as cable modems, DSL or wireless connections offered by a number of different providers, including Internet service providers, cable companies and telephone and other telecommunications companies. As a result, significant price and service competition exists. Due to this increased competition, maintaining and growing the AOL service subscriber base and the fees charged to subscribers have become increasingly difficult. America Online has incurred losses in subscribers throughout 2003 and in the first quarter of 2004. The losses were due to a number of factors, which include the maturing of the narrowband Internet access business and the significant competition America Online faces for subscribers both in the narrowband and broadband arenas, as well as actions taken to remove non-paying subscribers pursuant to America Online’s strategy of focusing on member profitability.

     Since late 2002, America Online’s strategy has focused on improving and expanding its Internet products and services, including enhancement or upgrade to the content and features provided through the flagship AOL service, and introducing premium services, as well as reducing costs. The success of this strategy will depend on a number of factors, including sustained management focus, accurate forecasting of consumer preferences, and the ability to anticipate and keep up with technological developments. If America Online is unsuccessful, Time Warner’s financial condition, results of operations and cash flows could be adversely affected.

     With respect to “dial-up” narrowband Internet access, America Online faces significant competition from other Internet service providers, particularly those with low-price offerings. To meet this competition through ways other than price reductions, America Online has focused on improving the quality of features and content provided on its flagship AOL service to seek to attract and retain narrowband Internet users, including introducing customized services targeted for kids (KOL) and teens (RED). America Online also operates lower-priced Internet services to compete with the low-price ISPs. It is too early to determine whether these actions will be successful in retaining existing and attracting new narrowband subscribers.

     During 2003, America Online introduced its AOL for Broadband product with specialized content and features designed for subscribers with a broadband connection. America Online initially focused on offering a “bundled” service that combined the AOL service with high-speed Internet access provided by third-party broadband Internet access providers such as cable companies and telephone companies. Due primarily to lower prices charged by other broadband Internet access providers, as well as to address geographic areas in which it did not have arrangements with broadband Internet access providers, America Online has changed its strategy to a “BYOA” strategy, offering various bring-your-own-broadband-access plans. Under this strategy, members purchase broadband Internet access through another service provider and then subscribe to the AOL service at a monthly subscription fee that includes unlimited access to the AOL service via the third-party broadband connection and, depending on the price plan, either a limited or an unlimited amount of narrowband Internet access provided by AOL. For this BYOA strategy to be successful in maintaining and increasing subscribers, the AOL for Broadband product must be compelling enough that users (whether they are existing AOL members who are moving from narrowband to broadband Internet service or new members) are willing to pay an additional fee on top of their third-party broadband Internet access cost for the AOL for Broadband product. While America Online has experienced a positive initial reaction to its BYOA broadband product, it believes it will need to continue to enhance the broadband product to differentiate it from and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

compete with the offerings from other broadband online services, and provide enough value and quality to attract and retain subscribers, and there is no assurance that America Online will be successful in doing so or will be able to do so at the current price levels.

     America Online expects to experience further declines in the number of subscribers and may experience increased volatility in its subscriber base. Each year, a significant portion of AOL members cancel their membership or are terminated by America Online either for non-payment of account charges or violation of one of the terms of service that apply to members (for example, sending spam e-mails or violating community guidelines in chat rooms). In addition, maintaining and growing the subscriber base is difficult because the larger the subscriber base, the greater the number of new subscribers required to offset those subscribers who cancel or are terminated. Before 2003, America Online had been able to attract sufficient new members to more than offset cancellations and terminations. In 2003 and into 2004, however, America Online did not register new members in numbers sufficient to replace the subscribers who cancel or are terminated. It expects the decline in subscribers to continue. America Online continues to test new price plans, service offerings and payment methods to identify effective ways to attract and retain members.

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

     It is relatively early in the process of introducing the AOL for Broadband product and the BYOA pricing plans, and although the initial reaction has been positive, it may not be indicative of longer-term response rates. In addition, as AOL members test broadband Internet products and pricing plans, AOL may see subscriber shifts among various price plans. This movement could result in increases or decreases in the number of subscribers to various pricing plans, as well as change the relative mix of members in narrowband and broadband plans. For example, during the first quarter of 2004, most of the net additions to the BYOA pricing plans were to a relatively new $24.95 premium BYOA price plan that includes unlimited third-party broadband or narrowband Internet access as well as unlimited narrowband Internet access provided by AOL. Most of the additional subscribers to this BYOA plan have migrated from AOL’s narrowband service. As compared to AOL’s $14.95 plan, a higher number of subscribers to the $24.95 plan migrated back to other AOL plans, principally narrowband. Because AOL classifies its broadband and narrowband members on the basis of the price plan to which the member has agreed, rather than the connection speed or method, a member’s classification may not reflect the member’s actual connection method.

     America Online will need to develop other sources of revenues to offset the lower revenues from service fees expected to result from the decline in subscribers and the offering of the lower-priced Internet services to compete against other narrowband ISPs. America Online identified a number of methods to do this and has made progress on several objectives, although it needs to continue to make progress in a number of these, including the following:

     • increasing AOL Europe’s profitability in 2004;

     • continuing to reduce costs throughout its operations, especially those costs that relate to the size of the subscriber base such as network service costs; and

     • continuing to introduce and expand use of existing premium services that provide incremental revenues from members, such as the AOL Call Alert feature, AOL Voicemail, the subscription music service MusicNet, and the computer virus prevention service offered through McAfee.

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

     The Company’s Cable segment has begun providing voice services over its cable systems and faces risks inherent to entering into a new line of business, from competition, and from regulatory actions or requirements. Time Warner Cable intends to roll out its Digital Phone service in most, if not all, of its operating divisions during 2004. Coordinating the roll-out of a product with which it has only limited operating experience may present significant challenges. First, although Time Warner Cable has conducted comprehensive tests of VoIP technology in two operating areas, it remains a relatively new technology. Furthermore, the Digital Phone service depends upon interconnection and related services provided by certain third parties. Time Warner Cable may encounter unforeseen difficulties as it introduces the product in new operating areas or increases the scale of its offering in areas in which it has launched. Second, Time Warner Cable will face heightened customer expectations for the reliability of voice services as compared with video and high-speed data services. Time Warner Cable will need to undertake significant training of customer service representatives and technicians. If the service is not sufficiently reliable or Time Warner Cable otherwise fails to meet customer expectations, the Digital Phone business could be impacted adversely. Third, the competitive landscape for voice services is expected to be intense, with Time Warner Cable facing competition from other providers of VoIP services, as well as regional incumbent telephone companies, cellular telephone service providers, and others, including established long distance companies. The regional incumbent telephone companies have substantial capital and other resources, as well as longstanding customer relationships. Finally, the Company expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, to occur in the future. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on the Cable segment’s voice business and operations.

     The voice services business may also present additional regulatory risks. It is unclear whether and to what extent traditional state and federal telephone regulations will apply to telephony services provided using VoIP technology. In addition, regulators could allow utility pole owners to charge cable operators offering voice services higher rates for pole rental than is allowed for cable and high-speed services. The FCC recently initiated a rulemaking proceeding examining the proper regulatory approach to voice services utilizing VoIP technology, Congress is considering enacting new laws to govern those services, there are court cases addressing the proper regulatory treatment for the service, and there are rulemakings and various other proceedings underway at the state level. In view of these various activities at the state and federal level, the Company cannot be certain what impact regulation will have on the Digital Phone business.

     Ongoing investigations by the Securities and Exchange Commission and the Department of Justice and pending shareholder litigation could affect Time Warner’s operations. The SEC and the DOJ are investigating the Company’s financial reporting and disclosure practices. As of May 5, 2004, there were 41 putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties pending against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Company’s shareholders and allege, among other things, that Time Warner made material misrepresentations and/or omissions of material facts in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. There are also actions filed by individual shareholders pending in federal and state courts. The Company is unable to predict the outcome of the SEC and DOJ investigations and the pending shareholder litigation. The Company is incurring expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against the Company, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See “Other Key 2004 Developments — SEC and DOJ Investigations.”

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

     For Time Warner’s AOL business:

•	the ability to successfully implement its business strategy;

•	the ability to develop new products and services to remain competitive;

•	the ability to differentiate its products and services from its competitors;

•	the ability to develop, adopt or have access to new technologies;

•	the ability to successfully implement its broadband and multiband strategy;

•	the ability to have access to distribution channels controlled by third parties;

•	the ability to manage its subscriber base profitably;

•	the ability to provide adequate server, network and system capacity;

•	the risk of business interruption caused by computer viruses, worms or other malicious activity, weather events, natural disasters, terrorist attacks, third-party supplier failures, or unforeseen events;

•	the risk of unanticipated increased costs for network services;

•	the ability to and cost of maintaining the privacy and security of company and customer information;

•	increased competition from providers of Internet services, including providers of broadband access;

•	the ability to attract more traditional advertisers to the online advertising medium;

•	the ability to maintain or renew existing advertising or marketing commitments, including the ability to replace large multi-period advertising arrangements with shorter term advertising sales;

•	the risk that the online advertising industry will not improve;

•	the ability to maintain or enter into new electronic commerce, marketing or content arrangements;

•	risks associated with state, local or federal taxation of online services and Internet access providers;

•	risks associated with foreign currency exchange rates;

•	the risks from changes in U.S. and international regulatory environments affecting interactive services; and

•	the ability to reduce losses at the international businesses that are still unprofitable.

     For Time Warner’s cable business:

•	more aggressive than expected competition, including price competition, from other distributors of video programming, including direct to home satellite distributors and from competitors using new technologies;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	more aggressive than expected competition, including price competition, from other distributors of high-speed data services, including DSL, satellite and terrestrial wireless distributors and from competitors using new technologies;

•	greater than expected increases in programming or other costs, including costs of new products and services, or difficulty in passing such costs to subscribers;

•	increases in government regulation of video programming rates, the programming it must carry or other terms of service;

•	government regulation of other services, such as high-speed data and voice services;

•	government regulation that dictates the manner in which it operates its cable systems or determines what products to offer, such as the imposition of “forced access” rules or common carrier requirements;

•	increased difficulty in obtaining franchise renewals;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital video service, high-speed data service, voice service or video-on-demand, to appeal to enough subscribers or to be available at prices subscribers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers;

•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately;

•	unanticipated funding obligations relating to its cable joint ventures; and

•	as Time Warner Cable introduces its new Digital Phone service, more aggressive than expected competition, including price competition, from other distributors of voice services, including regional telephone companies, long distance providers, national VoIP providers, wireless distributors and from competitors using new technologies.

     For Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that facilitate theft and unlawful distribution of the Company’s copyrighted works and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop successful business models for the secure delivery of filmed entertainment products in a digital environment;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;

•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers and increased competition in viewership for broadcast programming due to the increasing number of cable and pay television services;

•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets and the ability to maintain key distribution deals in certain geographic markets; and

•	the ability to maintain an ad supported commercial television model in the face of challenges posed by increased consumer usage of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.

     For Time Warner’s network businesses:

•	greater than expected news gathering, programming or production costs;

•	increased resistance by cable and satellite distributors to wholesale price increases;

•	the negative impact on premium programmers of greater than anticipated basic cable rate increases to consumers;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cyclicality and to new media technologies;

•	the negative impact of further consolidation of multiple-system cable operators;

•	theft and unlawful distribution of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership due to an increased number of programming services and/or the increased popularity of alternatives to television.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     For Time Warner’s publishing businesses:

•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new profitable sources of circulation;

•	unanticipated increases in paper, postal and distribution costs;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel;

•	risks associated with foreign currency exchange rates;

•	changes in government regulation of consumer marketing;

•	receipt of information identifying debit card purchasers which may require changes in payment acceptance procedures for such purchasers, which could decrease subscription renewals; and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

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

     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2004	2003
	(millions, except per share amounts)
ASSETS

Current assets
Cash and equivalents	$5,895	$3,040
Receivables, less allowances of $2.007 and $2.079 billion	3,921	4,908
Inventories	1,565	1,390
Prepaid expenses and other current assets	1,320	1,255
Current assets of discontinued operations	29	1,675

Total current assets	12,730	12,268

Noncurrent inventories and film costs	4,467	4,465
Investments, including available-for-sale securities	3,946	3,770
Property, plant and equipment	12,409	12,559
Intangible assets subject to amortization	4,100	4,229
Intangible assets not subject to amortization	39,656	39,656
Goodwill	39,466	39,459
Other assets	2,872	2,745
Noncurrent assets of discontinued operations	—	2,632

Total assets	$119,646	$121,783

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,342	$1,629
Participations payable	2,185	1,955
Royalties and programming costs payable	1,135	1,022
Deferred revenue	1,140	1,065
Debt due within one year	1,747	2,287
Other current liabilities	5,058	6,091
Current liabilities of discontinued operations	112	1,574

Total current liabilities	12,719	15,623

Long-term debt	22,916	23,458
Deferred income taxes	14,274	13,291
Deferred revenue	1,679	1,621
Mandatorily convertible preferred stock	1,500	1,500
Other liabilities	3,818	3,950
Minority interests	5,447	5,401
Noncurrent liabilities of discontinued operations	33	901

Shareholders’ equity
Series LMCN-V common Stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
Time Warner common Stock, $0.01 par value, 4.385 and 4.365 billion shares outstanding	44	44
Paid-in capital	155,840	155,578
Accumulated other comprehensive loss, net	(292)	(291)
Accumulated deficit	(98,334)	(99,295)

Total shareholders’ equity	57,260	56,038

Total liabilities and shareholders’ equity	$119,646	$121,783

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2004	2003
	(millions, except per share amounts)
Revenues:
Subscriptions	$5,255	$4,935
Advertising	1,445	1,338
Content	3,117	2,577
Other	273	386

Total revenues(a)	10,090	9,236

Costs of revenues(a)	(5,935)	(5,626)
Selling, general and administrative(a)	(2,375)	(2,289)
Restructuring costs	—	(24)
Amortization of other intangible assets	(154)	(132)

Operating income	1,626	1,165

Interest expense, net(a)	(422)	(460)
Other income, net	34	94
Minority interest expense	(51)	(56)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,187	743
Income tax provision	(475)	(313)

Income before discontinued operations and cumulative effect of accounting change	712	430
Discontinued operations, net of tax	215	(34)

Income before cumulative effect of accounting change	927	396
Cumulative effect of accounting change, net of tax	34	—

Net income	$961	$396

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.16	$0.10
Discontinued operations	0.04	(0.01)
Cumulative effect of accounting change	0.01	—

Basic net income per common share	$0.21	$0.09

Average basic common shares	4,549.1	4,483.2

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.15	$0.10
Discontinued operations	0.04	(0.01)
Cumulative effect of accounting change	0.01	—

Diluted net income per common share	$0.20	$0.09

Average diluted common shares	4,699.1	4,524.9

_____________
(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$ 60	$217
Cost of revenues	(43)	(41)
Selling, general and administrative	8	8
Interest income, net	5	4

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2004	2003
	(millions)
OPERATIONS
Net income(a)	$961	$396
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	(34)	—
Depreciation and amortization	787	733
Amortization of film costs	690	710
Loss on writedown of investments	1	10
Gain on sale of investments, net	(39)	(109)
Equity in losses of investee companies and cash distributions	4	22
Changes in operating assets and liabilities, net of acquisitions	(477)	(475)
Adjustments relating to discontinued operations	(74)	258

Cash provided by operations	1,819	1,545

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(80)	(221)
Investments and acquisitions of discontinued operations	—	(16)
Capital expenditures and product development costs from continuing operations	(557)	(540)
Capital expenditures of discontinued operations	—	(14)
Investment proceeds from available-for-sale securities	22	902
Other investment proceeds	2,578	12

Cash provided by investing activities	1,963	123

FINANCING ACTIVITIES
Borrowings	1,866	1,793
Debt repayments	(2,917)	(1,549)
Proceeds from exercise of stock options	172	76
Principal payments on capital leases	(48)	(31)

Cash provided (used) by financing activities	(927)	289

INCREASE IN CASH AND EQUIVALENTS	2,855	1,957
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,040	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$5,895	$3,687

(a)	Includes net income from discontinued operations of $215 million in March 31, 2004 and a net loss of $34 million in March 31, 2003.

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31,
(Unaudited)

	2004	2003
	(millions)
BALANCE AT BEGINNING OF PERIOD	$56,038	$52,817

Net income	961	396
Other comprehensive loss(a)	(1)	(49)

Comprehensive income	960	347

Convertible preferred stock issued in connection with the TWE restructuring	—	1,500
Other, principally shares issued pursuant to stock option and benefit plans, including $32 million and $10 million of income tax benefit, respectively	262	92

BALANCE AT END OF PERIOD	$57,260	$54,756

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company. Time Warner classifies its business interests into five fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video programming and high-speed data services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television and broadcast networks; and Publishing, consisting principally of magazine and book publishing. Financial information for Time Warner’s various business segments is presented in Note 8.

Sale of the Winter Sports Teams

     On March 31, 2004, the Company closed the previously announced agreement to sell an 85% interest in the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and operating rights to Philips Arena, an Atlanta sports and entertainment venue. In addition to the $219 million impairment charge recognized in the second and third quarters of 2003, the Company recorded a $7 million loss on the finalization of the sale in the first quarter of 2004.

     In the first quarter of 2004, the winter sports teams and Philips Arena had revenues of $66 million, Operating Loss before Depreciation and Amortization of $8 million and Operating Loss of $8 million. In the first quarter of 2003, the winter sports teams and Philips Arena had revenues of $69 million, Operating Loss before Depreciation and Amortization of $9 million and Operating Loss of $10 million. For the full year of 2003, the winter sports teams contributed approximately $160 million of revenues, an Operating Loss before Depreciation and Amortization of $35 million and an Operating Loss of $37 million.

SEC and DOJ Investigations

     The Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations are focused on transactions principally involving the Company’s America Online unit that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. Refer to Note 10 and Part II, Item 1 for additional information regarding the investigations.

Basis of Presentation

Discontinued Operations

     As discussed in Note 4, on November 24, 2003, the Company entered into a definitive agreement for the sale of its Warner Music Group’s (“WMG”) recorded music and music publishing businesses for $2.6 billion in cash and an option to reacquire a minority stake in the operations sold. This transaction closed on March 1, 2004. Upon the close of this transaction, the Company has disposed of its entire music business. Accordingly, the financial condition and results of operations of the Music segment have been reflected as discontinued operations for all periods presented.

Interim Financial Statements

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner, included in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock-Based Compensation

     The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and FASB Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). The provisions of FAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

     In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Time Warner. Beginning in the first quarter of 2004, for all new option grants, the Company has calculated its volatility assumption using both historical stock volatilities and implied volatilities on traded Time Warner options. The volatility assumption used for the first quarter of 2004 was 35%.

     Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Time Warner’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(millions, except per share amounts)
Net income, as reported	$961	$396
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72)	(183)

Pro forma net income	$889	$213

Basic net income per share:
As reported	$0.21	$0.09

Pro forma	$0.20	$0.05

Diluted net income per share:
As reported	$0.20	$0.09

Pro forma	$0.19	$0.05

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

New Accounting Principles

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”), which requires variable interest entities (“VIEs”), often referred to as special purpose entities or “SPEs,” to be consolidated if certain criteria are met. FIN 46 was effective upon issuance for all VIEs created after January 31, 2003, and effective July 1, 2003, for VIEs that existed prior to February 1, 2003. During 2003, the FASB delayed the required implementation date of FIN 46 for certain VIEs until March 31, 2004.

     The Company adopted the provisions of FIN 46, effective July 1, 2003, for those VIEs representing lease-financing arrangements with SPEs. In December 2003, The FASB issued a revision of FIN 46 (“FIN 46R”) to replace FIN 46. The Company adopted FIN 46R, effective March 31, 2004, for its equity investments and joint venture arrangements that are considered VIEs. The application of FIN 46R to the Company’s equity investments and joint venture arrangements as of March 31, 2004, resulted in the consolidation of the Company’s investment in America Online Latin America, Inc. (“AOLA”).

     AOLA is a publicly traded entity whose significant shareholders include the Company, the Cisneros Group (a private investment company) and Banco Itau (a leading Brazilian bank). AOLA provides online services principally to customers in Brazil, Mexico and Argentina. The Company holds common and preferred equities of AOLA and has also loaned $160 million to AOLA in the form of convertible subordinated notes due 2007. Upon the adoption of FIN 46R, the Company has consolidated AOLA as AOLA was determined to be a variable interest entity and the Company its primary beneficiary. Prior to the adoption of FIN 46R, the Company accounted for its investment in AOLA under the equity method of accounting.

     The Company has no obligation to provide additional funding for AOLA’s operations and the creditors of AOLA have no recourse to the Company.

     In accordance with the transition provisions of FIN 46R, the assets and liabilities of AOLA were recorded in the Company’s consolidated balance sheet as of March 31, 2004 in the amounts at which they would have been carried if FIN 46R had been effective when the Company first met the conditions to be the primary beneficiary of AOLA. Upon consolidating the balance sheet of AOLA, the Company recorded incremental assets of approximately $85 million and liabilities of $29 million, with the difference of $56 million recognized as the pre-tax cumulative effect of an accounting change ($34 million on an after-tax basis). Prior periods have not been restated. The Company will consolidate the operating results of AOLA’s operations commencing April 1, 2004. In order to provide the time necessary to consolidate and evaluate the AOLA financial information, the AOLA financial statements will be consolidated by the Company on a one-quarter time lag. The Company does not believe that the consolidated results of AOLA will have a material impact on its results of operations.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2004 presentation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. MERGER AND RESTRUCTURING COSTS

Merger Costs

     In accordance with accounting principles generally accepted in the United States, Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the merger of America Online, Inc. (“America Online”) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”), or otherwise did not qualify as a liability or cost assumed in a purchase business combination, including the merger of America Online and Historic TW. Merger costs both capitalized and expensed are discussed in more detail in the following paragraphs.

Merger Costs Capitalized as a Cost of Acquisition

     In connection with the merger of America Online and Historic TW (the “America Online-Historic TW Merger”), the Company reviewed its operations and implemented several plans to restructure the operations of both companies (“restructuring plans”). As part of the restructuring plans, the Company accrued a restructuring liability of approximately $1.031 billion during 2001. These restructuring accruals relate to costs to exit and consolidate certain activities of Historic TW, as well as costs to terminate employees across various Historic TW business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Historic TW. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the America Online-Historic TW Merger.

     Of the total restructuring accrual, approximately $619 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Historic TW business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 5,700, which was reduced to approximately 3,900 by December 31, 2002 as the remaining terminations were no longer expected to occur. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee was terminated. As of March 31, 2004, out of the remaining liability of $22 million, $16 million was classified as a current liability with the remaining $6 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2007.

     The restructuring accrual also included approximately $412 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company consolidated certain operations and has exited other under-performing operations, including the Studio Stores operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exit activities specifically includes contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. As of March 31, 2004, out of the remaining liability of $34 million, $18 million was classified as a current liability with the remaining $16 classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Selected information relating to the merger restructuring costs included in the allocation of the cost to acquire Historic TW are as follows (in millions):

	Employee	Other
	Termination	Exit Costs	Total
Initial Accruals	$619	$412	$1,031
Cash paid – 2001	(248)	(158)	(406)

Restructuring liability as of December 31, 2001	371	254	625
Cash paid – 2002	(156)	(115)	(271)
Non-cash reductions(a) – 2002	(114)	(34)	(148)

Restructuring liability as of December 31, 2002	101	105	206
Cash paid – 2003(b)	(47)	(28)	(75)
Non-cash reductions(a) – 2003	(26)	(41)	(67)

Restructuring liability as of December 31, 2003	28	36	64
Cash paid – 2004(c)	(6)	(2)	(8)

Restructuring liability as of March 31, 2004	$22	$34	$56

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated. Of the $67 million non-cash reductions in 2003, no reductions were made during the first quarter.
(b)	Of the $75 million paid in 2003, $27 million was paid in the first quarter.
(c)	Amounts shown as cash paid for 2004 reflects first quarter payments.

Restructuring Costs

     In addition to the costs of activities related to the America Online-Historic TW Merger, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2003 Restructuring Costs

     For the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $109 million ($24 million of which was expensed in the first quarter), including $52 million at the AOL segment, $21 million at the Networks segment, $21 million at the Publishing segment and $15 million at the Cable segment. Employee termination costs occurred across each of the segments mentioned above and ranged from senior executives to line personnel. The number of employees expected to be terminated was 974. As of March 31, 2004, all of the terminations had occurred.

     As of March 31, 2004, out of the remaining liability of $51 million, $22 million was classified as a current liability, with the remaining liability of $29 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

     Selected information relating to the 2003 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
2003 Accruals	$64	$45	$109
Cash paid – 2003(a)	(17)	(1)	(18)

Remaining liability as of December 31, 2003	$47	$44	$91
Cash paid – 2004(b)	(37)	(3)	(40)

Remaining liability as of March 31, 2004	$10	$41	$51

(a)	Of the $18 million paid in 2003, no payments were paid in the first quarter.

(b)	Amount shown as cash paid for 2004 reflects first quarter payments.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2002	Restructuring Costs

     During the year ended December 31, 2002, the Company incurred and accrued other restructuring costs of $327 million, ($102 million of which was expensed in the first quarter), related to various contractual terminations and obligations, including certain contractual employee termination benefits. Of the $327 million of restructuring costs, $266 million related to the AOL segment, $46 million related to the Corporate segment and $15 million related to the Cable segment.

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

     In addition, included in the 2002 restructuring charge was approximately $92 million ($38 million of which was expensed in the first quarter) related to work force reductions and employee termination benefits. Employee termination costs occurred across the AOL, Cable and Corporate segments and ranged from senior executives to line personnel. The number of employees expected to be terminated was approximately 1,000. As of December 31, 2002, all terminations had occurred. The remaining $104 million (none of which was incurred in the first quarter) primarily related to contractual termination obligations for items such as lease termination payments and other facility exit costs. As of March 31, 2004, out of the remaining liability of $49 million, $21 million was classified as a current liability with the remaining liability of $28 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

     Selected information relating to the 2002 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Initial Accruals	$92	$235	$327
Cash paid – 2002	—	(79)	(79)

Remaining liability as of December 31, 2002	92	156	248
Cash paid – 2003(a)	(40)	(146)	(186)

Remaining liability as of December 31, 2003	52	10	62
Cash paid – 2004(b)	(10)	(3)	(13)

Remaining liability as of March 31, 2004	$42	$7	$49

(a)	Of the $186 million paid in 2003, $93 million was paid in the first quarter.
(b)	Amount shown as cash paid for 2004 reflects first quarter payments.

Other Charges

     In connection with relocating its Corporate headquarters, the Company recorded certain exit costs at the date various floors of the former headquarter facility were no longer being occupied by employees of the Company in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The total charge from exiting the building is expected to be approximately $63 million, of which $53 million was recognized in the first quarter of 2004 and is included in operating income in the accompanying consolidated income statement. The remaining charge will be recorded in the second quarter of 2004, reflecting the period in which the remaining floors were vacated. Of the $53 million first quarter charge, approximately $21 million relates to the write-off of an intangible asset recorded in connection with the America Online-Historic TW Merger, representing the favorable terms of the lease relative to market rates at that time. The remaining approximately $32 million primarily relates to the accrual of expected loss on sub-lease of the building, which is expected to be incurred over the remaining term of the lease of approximately

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ten years. Approximately $14 million of the accrual is classified as a current liability, with the remaining liability of $18 million classified as a long-term liability in the accompanying balance sheet.

3. TWE RESTRUCTURING

     On March 31, 2003, Time Warner and Comcast completed the restructuring of Time Warner Entertainment Company L.P. (“TWE Restructuring”). As a result of the TWE Restructuring, Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Central and the Courtroom Television Network (“Court TV”). Additionally, all of Time Warner’s interests in the Cable segment, including those that were wholly-owned and those that were held through TWE, are now controlled by a new subsidiary of Time Warner called Time Warner Cable Inc. (“TWC Inc.”). As part of the TWE Restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems. Comcast received a 21% economic interest in TWC Inc.’s cable systems, which is held through a 17.9% direct common ownership interest in TWC Inc. and a limited partnership interest in TWE representing a 4.7% residual equity interest. TWE is now a subsidiary of TWC Inc. The total purchase consideration for the aforementioned step acquisition was approximately $4.6 billion. The Company has finalized its purchase accounting, which did not result in any changes from the amounts previously allocated as of December 31, 2003.

     On December 29, 2003, TWC Inc. received a notice from Comcast requesting that TWC Inc. start the registration process under the Securities Act of 1933 for the sale in a firm underwritten offering of Comcast’s 17.9% common interest in TWC Inc. The notice was delivered pursuant to a registration rights agreement related to the TWC Inc. securities. The Company cannot predict the timing of an effective registration in response to the notice. The Company is not required to purchase Comcast’s shares in TWC Inc.

4. SALE OF MUSIC SEGMENT

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

     On November 24, 2003, the Company announced that it had reached a definitive agreement to sell the Company’s WMG recorded music and Warner/Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations to be sold. Upon completion of the sale on March 1, 2004, the final loss on the recorded music and music publishing transaction approximated $1 billion, which included a gain of approximately $40 million in the first quarter of 2004. The option allows Time Warner to purchase a 15% interest in WMG’s recorded music and music publishing operations at any time during the three years following the closing of the sales transaction or to purchase a 19.9% interest in the event the Investment Group enters into a major music merger transaction with another music business within three years of closing of the sales transaction and will be accounted for in accordance with FAS 133. To the extent the option is exercised for either the 15% or the 19.9% interest on a gross basis, the Company would account for its interest using the cost method of accounting. The value of the consideration ascribed to the option is approximately $35 million.

     With the closing of the WMG recorded music and music publishing transaction, the Company has disposed of its music operations. Accordingly, the Company has presented the results of operations and financial condition of the Music segment as discontinued operations for all periods presented.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Financial data of the Music operations, included in discontinued operations for the quarters ended March 31, 2004 and 2003, is as follows:

	March 31, 2004	March 31, 2003
	(millions)
Total revenues	$780	$765
Pretax income (loss)	77	(50)
Income tax benefit	138	16
Net income (loss)	215	(34)

     As of March 31, 2004, there are $29 million of assets and $145 million of liabilities associated with the former music operations. The liabilities are principally related to severance and pension obligations to former employees of the Music Segment, which were retained by Time Warner. All of the assets and a majority of the liabilities are expected to be collected or paid in the next twelve months.

5. INVESTMENTS

Investment Gains

     During the three months ended March 31, 2004, the Company recognized gains from the sale of certain investments of approximately $39 million. For the three months ended March 31, 2003, the Company recognized gains from the sale of certain investments of $109 million, including a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and a $35 million gain from the sale of the Company’s equity interest in an international theater chain.

     These gains are included in “other income, net” in the accompanying consolidated statement of operations.

Investment Losses, net

     The Company has recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments.

     For the first quarter of 2004, the Company recognized non-cash charges of $3 million, which is comprised of $1 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $2 million of losses to reflect market fluctuations in equity derivative instruments. For the first quarter of 2003, the Company recognized non-cash charges of $6 million, which is comprised of $10 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $4 million of gains to reflect market fluctuations in equity derivative instruments. These write downs are included in “other income, net” in the accompanying consolidated statement of operations.

     As of March 31, 2004, Time Warner has total investments, excluding equity-method investments, with a carrying value of $1.222 billion, for which their estimated fair value exceeded the carrying value by approximately $184 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. INVENTORIES

     Inventories and film costs consist of:

	March 31, 2004	December 31, 2003
	(millions)
Programming costs, less amortization	$2,427	$2,348
Magazines, books and other merchandise	424	368
Film costs-Theatrical:
Released, less amortization	862	918
Completed and not released	397	118
In production	691	904
Development and pre-production	42	104
Film costs-Television:
Released, less amortization	585	475
Completed and not released	253	270
In production	341	340
Development and pre-production	10	10

Total inventories and film costs(a)	6,032	5,855
Less current portion of inventory(b)	(1,565)	(1,390)

Total noncurrent inventories and film costs	$4,467	$4,465

(a)	Does not include $3.305 billion and $3.361 billion of net film library costs as of March 31, 2004 and December 31, 2003, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.
(b)	Current inventory as of March 31, 2004 and December 31, 2003 is comprised of programming inventory at the Networks segment ($1.141 billion and $1.022 billion, respectively), books at the Publishing segment ($197 million and $196 million, respectively), videocassettes and DVDs at the Filmed Entertainment segment ($222 million and $167 million, respectively), and general merchandise, primarily at the AOL segment ($5 million and $5 million, respectively).

7. LONG-TERM DEBT

     At the beginning of the second quarter, TWC Inc. established a $2.0 billion commercial paper program. Time Warner Entertainment Company, L.P. (“TWE”) continues to have a $1.5 billion commercial paper program. TWC Inc. is a guarantor of TWE’s obligations under its commercial paper program and TWE is a guarantor of TWC Inc.’s obligations under its commercial paper program. In addition, Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of the Company, but not subsidiaries of TWC Inc. or TWE) have each guaranteed a pro rata portion of TWC Inc.’s and TWE’s obligations under their respective commercial paper programs. The unsecured notes (the “Notes”) issued under these programs rank pari passu with TWC Inc.’s other unsubordinated and unsecured indebtedness. The outstanding principal amount of Notes may not in the aggregate exceed $3.0 billion.

8. SEGMENT INFORMATION

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

     Information as to the operations of Time Warner in each of its business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is Operating income before non-cash depreciation of tangible assets and amortization

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of intangible assets (“Operating Income before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income by segment.

     The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s 2003 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results).

	Three Months Ended March 31,
	2004	2003
	(millions)
Revenues
AOL	$2,191	$2,197
Cable	2,043	1,842
Filmed Entertainment	2,951	2,364
Networks	2,195	2,092
Publishing	1,088	1,152
Intersegment elimination	(378)	(411)

Total revenues	$10,090	$9,236

Intersegment Revenues

     In the normal course of business, the Time Warner segments enter into transactions with one another. The most common types of intersegment transactions include:

•	The Filmed Entertainment segment generating Content revenue by licensing television and theatrical programming to the Networks segment;
•	The Networks segment generating Subscription revenue by selling cable network programming to the Cable segment;
•	The AOL, Cable, Networks and Publishing segments generating Advertising revenue by cross-promoting the products and services of all Time Warner segments; and
•	The AOL segment generates Other revenue by providing the Cable segment access to the AOL Transit Data Network (ATDN) for high-speed access to the Internet.

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

	Three Months Ended March 31,
	2004	2003
	(millions)
Intersegment Revenues
AOL	$15	$50
Cable	14	16
Filmed Entertainment	188	174
Networks	143	152
Publishing	18	19

Total intersegment revenues	$378	$411

     Included in the total intersegment revenues above are advertising revenues, as follows:

	Three Months Ended March 31,
	2004	2003
	(millions)
Intersegment Advertising Revenues
AOL	$2	$33
Cable	3	2
Filmed Entertainment	—	—
Networks	20	24
Publishing	9	19

Total intersegment advertising revenues	$34	$78

     During the second quarter of 2003, there was a change in the application of AOL’s policy for intercompany advertising barter transactions. In the first quarter of 2003, AOL’s intersegment advertising revenue would have been approximately $1 million had the current application of the accounting policy been in effect. This change, however, had no impact on AOL’s Operating Income or its Operating Income before Depreciation and Amortization. In addition, because intercompany transactions are eliminated on a consolidated basis, this change in accounting policy did not impact the Company’s consolidated results of operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Income before Depreciation and Amortization(a)
AOL	$489	$404
Cable	750	691
Filmed Entertainment	427	251
Networks	735	500
Publishing	170	148
Corporate	(164)	(101)
Intersegment elimination	6	5

Total Operating Income before Depreciation and Amortization	$2,413	$1,898

(a)	In the first quarter of 2004, Operating Income before Depreciation and Amortization includes asset gains (losses) of $(7) million for the Networks segment, $8 million for the Publishing segment and $53 million of costs for Corporate associated with relocating from the Company’s former headquarters.

	Three Months Ended March 31,
	2004	2003
	(millions)
Depreciation of Property, Plant and Equipment
AOL	$(170)	$(171)
Cable	(346)	(330)
Filmed Entertainment	(22)	(20)
Networks	(49)	(45)
Publishing	(30)	(27)
Corporate	(16)	(8)

Total depreciation	$(633)	$(601)

	Three Months Ended March 31,
	2004	2003
	(millions)
Amortization of Intangible Assets
AOL	$(42)	$(39)
Cable	(18)	(2)
Filmed Entertainment	(53)	(48)
Networks	(3)	(3)
Publishing	(38)	(40)
Corporate	—	—

Total amortization	$(154)	$(132)

	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Income
AOL	$277	$194
Cable	386	359
Filmed Entertainment	352	183
Networks	683	452
Publishing	102	81
Corporate	(180)	(109)
Intersegment elimination	6	5

Total operating income	$1,626	$1,165

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	March 31,	December 31,
	2004	2003
	(millions)
Assets
AOL	$6,294	$6,227
Cable	42,503	42,920
Filmed Entertainment	17,173	17,668
Networks	32,897	32,744
Publishing	13,630	13,789
Corporate	7,120	4,128
Discontinued operations	29	4,307

Total assets	$119,646	$121,783

9. BENEFIT PLANS

     The components of the net periodic benefit costs recognized for the three months ended March 31, 2004 and 2003 are as follows:

	March 31,
	2004	2003
	(in millions)
Service cost	$28	$24
Interest cost	38	34
Expected return on plan assets	(43)	(25)
Amortization of prior services cost	1	—
Amortization of net loss	11	16

Net periodic benefit costs	$35	$49

     After considering the funded status of the Company’s defined benefit plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. As of March 31, 2004, no contributions have been made during 2004. As of March 31, 2003, the Company made contributions of $279 million.

10. COMMITMENTS AND CONTINGENCIES

Securities Matters

     As of May 5, 2004, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been consolidated for pretrial proceedings. The Minnesota State Board of Investment has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     As of May 5, 2004, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint and that motion is pending. On September 26, 2003, the court granted the Company’s motion for a limited stay of discovery in the ERISA actions. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

     As of May 5, 2004, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. On

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

May 2, 2003, the motion to dismiss was granted. On March 5, 2004, plaintiffs filed a notice of motion for enlargement of time in which to perfect their appeal of the court’s dismissal of these lawsuits. This motion was denied on April 27, 2004. Two of the lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The parties to the first two federal actions have agreed that all proceedings in that matter should be stayed pending resolution of any motion to dismiss in the consolidated securities action described above. The third was filed on December 11, 2003, as a case related to the consolidated federal action; plaintiffs have agreed to consolidation for most purposes with the consolidated derivative action and have agreed to a stay pending resolution of any motion to dismiss in the consolidated securities action. The fourth was filed on February 20, 2004. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW Inc., Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its America Online division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgement of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     As of May 5, 2004, three class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against the Company, America Online and certain former officers and employees. The complaints purport to be brought on behalf of purchasers of stock in PurchasePro Inc. (“PPRO”). Plaintiffs allege that the Company violated Sections 10(b) and 20(a) of the Exchange Act by aiding and abetting PPRO’s alleged inflation of its financial results. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Update on SEC and DOJ Investigations

     The SEC and DOJ continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online segment to report its subscriber numbers.

     The Company itself had commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online segment (“CFO review”) during 2002. As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. On January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 that included restated financial statements reflecting the adjustments announced on October 23, 2002. Although the Company has continued its CFO review process, the Company has not, to date, determined that any further restatement is necessary.

     In its Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the SEC on March 28, 2003, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann should be adjusted. Pursuant to a March 2000 agreement between the parties, Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the March 2000 agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the March 2000 agreement, once Bertelsmann exercised its

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously-established put price to Bertelsmann either in cash, Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in a value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Other Matters

     As of May 5, 2004, 15 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online and ICT Group, Inc. All of these suits allege that America Online’s “Spin-off a Second Account” (“SOSA”) program violated consumer protection acts by charging members for “spun-off” or secondary e-mail accounts they purportedly did not agree to create. America Online removed several of the actions filed in state court to federal court. On February 27, 2004, the Judicial Panel on Multidistrict Litigation ordered the federal court cases centralized in the Central District of California for consolidated or coordinated pretrial proceedings. On January 5, 2004, the class action pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in SOSA’s terms of service. America Online has filed or will file similar motions to dismiss in the other state actions not removed to federal court. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

     On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiffs allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. On November 19, 2003, the court ordered plaintiffs’ complaints to be consolidated. Plaintiffs filed their amended consolidated class action complaint on December 17, 2003, seeking compensatory damages, disgorgement, attorneys’ fees and injunctive and declaratory relief. On February 6, 2004, the Company moved to compel arbitration and to stay the matter pending arbitration or alternatively to dismiss the case; the court denied this motion on April 19, 2004. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.   ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash (payments) and receipts are as follows:

	Three Months Ended March 31,
	2004	2003
	(millions)
Cash payments made for interest	$(344)	$(359)
Interest income received	17	20

Cash interest expense, net	$(327)	$(339)

Cash payments made for income taxes	$(91)	$(109)
Income tax refunds received	11	2

Cash taxes, net	$(80)	$(107)

     Non-cash financing activities in 2003 included the incurrence by TWC Inc. of $2.1 billion in debt in connection with the TWE Restructuring.

Interest Expense, Net

Interest expense, net, consists of:

	Three Months Ended March 31,
	2004	2003
	(millions)
Interest income	$23	$22
Interest expense	(445)	(482)

Interest expense, net	$(422)	$(460)

Other Income, Net

Other income, net, consists of:

	Three Months Ended March 31,
	2004	2003
	(millions)
Net investments gains(a)	$36	$103
Income on equity investees	9	1
Losses on accounts receivable securitization programs	(5)	(19)
Miscellaneous	(6)	9

Total other income, net	$34	$94

(a)	Includes non-cash pretax charges to reduce the carrying value of certain investments for other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments of $3 million in the first quarter of 2004 and $6 million in the first quarter of 2003 (Note 5).

Other Current Liabilities

Other current liabilities consist of:

	March 31,	December 31,
	2004	2003
	(millions)
Accrued expenses	$4,114	$4,880
Accrued compensation	784	1,099
Accrued income taxes	160	112

Total other current liabilities	$5,058	$6,091

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

Consolidating Statement of Operations
For The Three Months Ended March 31, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,557	$—	$—	$227	$8,333	$(27)	$10,090

Cost of revenues	—	(802)	—	—	(87)	(5,073)	27	(5,935)
Selling, general and administrative	(18)	(508)	(18)	(8)	(33)	(1,790)	—	(2,375)
Amortization of other intangible assets	—	(9)	—	—	—	(145)	—	(154)

Operating income (loss)	(18)	238	(18)	(8)	107	1,325	—	1,626
Equity in pretax income (loss) of consolidated subsidiaries	1,360	1	1,133	842	390	—	(3,726)	—
Interest expense, net	(161)	(18)	(22)	(125)	(16)	(80)	—	(422)
Other income (expense), net	6	46	(1)	(1)	30	79	(125)	34
Minority interest expense	—	—	—	—	—	(51)	—	(51)

Income (loss) before income taxes, discontinued operations, cumulative effect of accounting change	1,187	267	1,092	708	511	1,273	(3,851)	1,187
Income tax benefit (provision)	(475)	(115)	(426)	(275)	(201)	(496)	1,513	(475)

Income (loss) before discontinued operations and cumulative effect of accounting change	712	152	666	433	310	777	(2,338)	712
Discontinued operations, net of tax	215	—	215	215	—	215	(645)	215

Income before cumulative effect of accounting change	927	152	881	648	310	992	(2,983)	927
Cumulative effect of accounting change	34	34	—	—	—	34	(68)	34

Net income (loss)	$961	$186	$881	$648	$310	$1,026	$(3,051)	$961

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended March 31, 2003

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,667	$—	$—	$202	$7,388	$(21)	$9,236

Cost of revenues	—	(908)	—	—	(111)	(4,628)	21	(5,626)
Selling, general and administrative	(10)	(514)	(11)	(5)	(35)	(1,714)	—	(2,289)
Restructuring costs	—	(4)	—	—	(8)	(12)	—	(24)
Amortization of other intangible assets	—	(6)	—	—	—	(126)	—	(132)

Operating income (loss)	(10)	235	(11)	(5)	48	908	—	1,165
Equity in pretax income (loss) of consolidated subsidiaries	921	(78)	783	719	168	—	(2,513)	—
Interest expense, net	(175)	(19)	(22)	(94)	(32)	(118)	—	(460)
Other income (expense), net	7	45	(2)	—	16	77	(49)	94
Minority interest expense	—	—	—	—	—	(56)	—	(56)

Income (loss) before income taxes and discontinued operations	743	183	748	620	200	811	(2,562)	743
Income tax benefit (provision)	(313)	(72)	(316)	(264)	(81)	(341)	1,074	(313)

Income (loss) before discontinued operations	430	111	432	356	119	470	(1,488)	430
Discontinued operations, net of tax	(34)	—	(34)	(34)	—	(34)	102	(34)

Net income (loss)	$396	$111	$398	$322	$119	$436	$(1,386)	$396

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Balance Sheet
March 31, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$5,370	$28	$(2)	$57	$37	$405	$—	$5,895
Receivables, net	45	191	—	1	—	3,684	—	3,921
Inventories	—	—	—	—	2	1,563	—	1,565
Prepaid expenses and other current assets	24	144	—	—	2	1,150	—	1,320
Current assets of discontinued operations	—	—	—	—	—	29	—	29

Total current assets	5,439	363	(2)	58	41	6,831	—	12,730
Noncurrent inventories and film costs	—	—	—	—	—	4,467	—	4,467
Investments in amounts due to and from consolidated subsidiaries	74,769	604	86,882	73,566	18,317	—	(254,138)	—
Investments, including available-for-sale securities	18	579	335	—	334	3,895	(1,215)	3,946
Property, plant and equipment	412	1,115	—	—	405	10,477	—	12,409
Intangible assets subject to amortization	—	50	—	—	—	4,050	—	4,100
Intangible assets not subject to amortization		—	—	—	641	39,015	—	39,656
Goodwill	1,882	1,483	—	—	2,796	33,305	—	39,466
Other assets	1,352	432	—	—	14	2,074	(1,000)	2,872

Total assets	$83,872	$4,626	$87,215	$73,624	$22,548	$104,114	$(256,353)	$119,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6	$90	$—	$—	$15	$1,231	$—	$1,342
Participations payable	—	—	—	—	—	2,185	—	2,185
Royalties and programming costs payable	—	32	—	—	2	1,101	—	1,135
Deferred revenue	—	448	—	—	—	692	—	1,140
Debt due within one year	—	1,280	—	274	6	187	—	1,747
Other current liabilities	549	1,005	48	78	216	3,182	(20)	5,058
Current liabilities of discontinued operations	—	—	—	—	—	112	—	112

Total current liabilities	555	2,855	48	352	239	8,690	(20)	12,719
Long-term debt	10,964	196	1,479	5,277	325	5,675	(1,000)	22,916
Debt due (from) to affiliates	(1,000)	—	—	—	1,647	1,000	(1,647)	—
Deferred income taxes	14,274	(2,954)	17,228	15,631	1,677	17,308	(48,890)	14,274
Deferred revenue	—	10	—	—	—	1,669	—	1,679
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	319	83	178	—	7	3,231	—	3,818
Minority interests		—	—	—	—	6,793	(1,346)	5,447
Noncurrent liabilities of discontinued operations	—	—	20	—	—	13	—	33
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	1,345	745	(3,314)	(2,215)	(23,419)	26,858	—
Other shareholders’ equity	57,260	3,091	67,517	55,678	20,868	83,154	(230,308)	57,260

Total shareholders’ equity	57,260	4,436	68,262	52,364	18,653	59,735	(203,450)	57,260

Total liabilities and shareholders’ equity	$83,872	$4,626	$87,215	$73,624	$22,548	$104,114	$(256,353)	$119,646

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
December 31, 2003

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$2,208	$(39)	$(1)	$89	$52	$731	$—	$3,040
Receivables, net	49	190	—	—	144	4,525	—	4,908
Inventories	—	—	—	—	1	1,389	—	1,390
Prepaid expenses and other current assets	33	138	—	—	7	1,077	—	1,255
Current assets of discontinued operations	—	—	—	—	—	1,675	—	1,675

Total current assets	2,290	289	(1)	89	204	9,397	—	12,268
Noncurrent inventories and film costs	—	—	—	—	—	4,465	—	4,465
Investments in amounts due to and from consolidated subsidiaries	75,627	676	87,030	74,184	18,054	—	(255,571)	—
Investments, including available-for-sale securities	18	521	282	—	282	3,806	(1,139)	3,770
Property, plant and equipment	417	1,159	—	—	384	10,599	—	12,559
Intangible assets subject to amortization	—	59	—	—	—	4,170	—	4,229
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,882	1,483	—	—	2,797	33,297	—	39,459
Other assets	1,096	434	228	1	—	1,967	(981)	2,745
Noncurrent assets of discontinued operations	—	—	—	—	—	2,632	—	2,632

Total assets	$81,330	$4,621	$87,539	$74,274	$22,362	$109,348	$(257,691)	$121,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5	$47	$—	$—	$23	$1,554	$—	$1,629
Participations payable	—	—	—	—	—	1,955	—	1,955
Royalties and programming costs payable	—	—	—	—	—	1,022	—	1,022
Deferred revenue	—	457	—	—	—	608	—	1,065
Debt due within one year	—	1,325	—	303	455	204	—	2,287
Other current liabilities	483	1,146	21	190	227	4,041	(17)	6,091
Current liabilities of discontinued operations	—	—	—	—	—	1,574	—	1,574

Total current liabilities	488	2,975	21	493	705	10,958	(17)	15,623
Long-term debt	10,945	213	1,477	5,283	333	6,188	(981)	23,458
Debt due (from) to affiliates	(982)	—	—	—	1,647	982	(1,647)	—
Deferred income taxes	13,291	(3,743)	17,034	15,424	1,690	17,114	(47,519)	13,291
Deferred revenue	—	20	—	—	—	1,601	—	1,621
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	50	92	441	—	15	3,352	—	3,950
Minority interests	—	—	—	1	—	6,738	(1,338)	5,401
Noncurrent liabilities of discontinued operations	—	—	—	—	—	901	—	901
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	2,205	4,187	259	(2,546)	(18,608)	14,503	—
Other shareholders’ equity	56,038	2,859	64,379	52,814	20,518	80,122	(220,692)	56,038

Total shareholders’ equity	56,038	5,064	68,566	53,073	17,972	61,514	(206,189)	56,038

Total liabilities and shareholders’ equity	$81,330	$4,621	$87,539	$74,274	$22,362	$109,348	$(257,691)	$121,783

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$961	$186	$881	$648	$310	$1,026	$(3,051)	$961
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	(34)	(34)	—	—	—	(34)	68	(34)
Depreciation and amortization	16	9	—	—	7	755	—	787
Amortization of film costs	—	—	—	—	—	690	—	690
Loss on writedown of investments	—	1	—	—	—	—	—	1
Gain on sale of investments, net	—	(38)	—	—	—	(1)	—	(39)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,361)	—	(1,133)	(842)	(390)	—	3,726	—
Equity in losses of investee companies and cash distributions	—	(5)	—	—	(4)	13	—	4
Changes in operating assets and liabilities, net of acquisitions	3,426	125	4,026	3,768	262	1,777	(13,861)	(477)
Adjustment relating to discontinued operations	—	—	—	—	—	(74)	—	(74)

Cash provided (used) by operations	3,008	244	3,774	3,574	185	4,152	(13,118)	1,819
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	28	—	—	(19)	(89)	—	(80)
Advances to parents and consolidated subsidiaries	(18)	—	(333)	(5)	(40)	—	396	—
Capital expenditures and product development costs from continuing operations	—	(55)	—	—	(30)	(472)	—	(557)
Investment proceeds from available-for-sale-securities	—	22	—	—	—	—	—	22
Other investment proceeds	—	28	—	—	8	2,542	—	2,578

Cash provided (used) by investing activities	(18)	23	(333)	(5)	(81)	1,981	396	1,963
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,866	—	1,866
Debt repayments	—	—	—	(28)	(450)	(2,439)	—	(2,917)
Change due to/from parent	—	(154)	(3,442)	(3,573)	331	(5,884)	12,722	—
Proceeds from exercise of stock options	172	—	—	—	—	—	—	172
Principal payments on capital lease	—	(46)	—	—	—	(2)	—	(48)

Cash provided (used) by financing activities	172	(200)	(3,442)	(3,601)	(119)	(6,459)	12,722	(927)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,162	67	(1)	(32)	(15)	(326)	—	2,855

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,208	(39)	(1)	89	52	731	—	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$5,370	$28	$(2)	$57	$37	$405	$—	$5.895

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$396	$111	$398	$322	$119	$436	$(1,386)	$396
Adjustments for noncash and nonoperating items:
Depreciation and amortization	5	153	1	—	6	568	—	733
Amortization of film costs	—	—	—	—	—	710	—	710
Loss on writedown of investments	—	6	—	—	—	4	—	10
Gain on sale of investments, net	—	(59)	—	—	—	(50)	—	(109)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(548)	46	(455)	(430)	(100)	—	1,487	—
Equity in losses of investee companies and cash distributions	—	25	—	—	—	(3)	—	22
Changes in operating assets and liabilities, net of acquisitions	1,013	111	1,039	(1,558)	(423)	2,743	(3,400)	(475)
Adjustment relating to discontinued operations	—	—	—	—	—	258	—	258

Cash provided (used) by operations	866	393	983	(1,666)	(398)	4,666	(3,299)	1,545
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(9)	—	—	—	(212)	—	(221)
Investment and acquisitions of discontinued operations	—	—	—	—	—	(16)	—	(16)
Advances to parents and consolidated subsidiaries	(74)	—	(38)	(104)	—	104	112	—
Capital expenditures and product development costs from continuing operations	—	(82)	—	—	(5)	(453)	—	(540)
Capital expenditures of discontinued operations	—	—	—	—	—	(14)	—	(14)
Investment proceeds from available-for-sale-securities	—	884	—	—	—	18	—	902
Other investment proceeds	—	—	—	—	—	12	—	12

Cash provided (used) by investing activities	(74)	793	(38)	(104)	(5)	(561)	112	123
FINANCING ACTIVITIES
Borrowings	1,178	11	—	—	—	604	—	1,793
Debt repayments	—	—	—	(370)	—	(3,262)	2,083	(1,549)
Change due to/from parent	—	(1,144)	(945)	31	415	(1,544)	3,187	—
Proceeds from exercise of stock options	76	—	—	—	—	—	—	76
Principal payments on capital lease	—	(31)	—	—	—	—	—	(31)

Cash provided (used) by financing activities	1,254	(1,164)	(945)	(339)	415	(4,202)	5,270	289
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,046	22	—	(2,109)	12	(97)	2,083	1,957

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	349	(12)	—	2,192	29	1,255	(2,083)	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$2,395	$10	$—	$83	$41	$1,158	$—	$3,687

Part II.   Other Information

Item 1.   Legal Proceedings.

Securities Matters

     Reference is made to the 30 shareholder class action lawsuits described on page 38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). On May 5, 2004, the district court granted in part the defendants’ motion to dismiss the consolidated amended complaint, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed.

     Reference is made to the 11 shareholder derivative lawsuits described on pages 38-39 of the 2003 Form 10-K. On March 5, 2004, plaintiffs filed a notice of motion for enlargement of time in which to perfect their appeal of the dismissal of the three lawsuits filed in New York State Supreme Court; this motion was denied on April 27, 2004.

     On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW Inc., Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     Reference is made to the lawsuit filed by the California State Teachers’ Retirement System described on page 41 of the 2003 Form 10-K. On March 8, 2004, the district court entered a final judgment dismissing this complaint brought against the Company and two former employees. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals.

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

     The Company itself had commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online segment (“CFO review”) during 2002. As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. On January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 that included restated financial statements reflecting the adjustments announced on October 23, 2002. Although the Company has continued its CFO review process, the Company has not, to date, determined that any further restatement is necessary.

     In its Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the SEC on March 28, 2003, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG (“Bertelsmann”) should be adjusted. For more detail on the transactions, see Note 10 “Commitments and Contingencies – Update on SEC and DOJ Investigations.” At the time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for the transactions and the reasons why both the Company and its auditors continued to believe that the transactions had been accounted for correctly.

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

Other Matters

     Reference is made to the putative nationwide consumer class action described on page 44 of the 2003 Form 10-K. On April 19, 2004, the court denied the Company’s motion to compel arbitration and to stay the matter pending arbitration or, alternatively, to dismiss the case.

Item 5. Other Information.

Cable Joint Ventures

     Reference is made to the announced restructuring of two joint ventures managed by TWC Inc. described on pages seven and eight of the 2003 Form 10-K. On May 1, 2004, the Company completed the restructuring of these two joint ventures, Kansas City Cable Partners (“KCCP”), a 50-50 joint venture between Comcast and TWE serving approximately 304,000 basic video subscribers as of March 31, 2004, and Texas Cable Partners, L.P. (“TCP”), a 50-50 joint venture between Comcast and the general partnership known as the TWE-Advance/Newhouse Partnership (“TWE-A/N”) serving approximately 1.2 million basic video subscribers as of March 31, 2004. The Company accounts for its investment in these joint ventures using the equity method. Under the restructuring, KCCP was merged into TCP, which was renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership is owned 50% by Comcast, and 50% by TWE and TWE-A/N collectively. Beginning any time after June 1, 2006, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems - one pool consisting of the Houston systems and the other consisting of the Kansas City and south Texas systems - with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the restructuring would own the remaining pool of systems and any debt associated with that pool.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K.

	Item #	Description	Date
(i)	7,9	Furnishing financial and statistical information updated to reflect the Company’s Music segment as a discontinued operation (Items 7 and 9). (The information furnished under Items 7 and 9 is not incorporated by reference into existing or future registration statements filed by the Company.)	January 26, 2004

(ii)	7,12	Furnishing the Company’s financial results for the full year and fourth quarter ended December 31, 2003 (Items 7 and 12). (The information furnished under Items 7 and 12 is not incorporated by reference into existing or future registration statements filed by the Company.)	January 28, 2004

(iii)	7,12	Furnishing the Company’s financial results for the first quarter ended March 31, 2004 (Items 7 and 12). (The information furnished under Items 7 and 12 is not incorporated by reference into existing or future registration statements filed by the Company.)	April 28, 2004

TIME WARNER INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER INC. (Registrant)

Date:	May 6, 2004	/s/ Wayne H. Pace

Wayne H. Pace Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. †

† This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the registrant specifically incorporates it by reference.