Form 10-Q
period 2004-06-30
TIME WARNER INC
filed 2004-08-05
CIK 1105705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2004 or

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

Yes  x  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  x  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of July 31, 2004

Common Stock — $.01 par value	4,401,272,659
Series LMCN-V Common Stock — $.01 par value	171,185,826

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

•	Overview. This section provides a general description of Time Warner’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2004 compared to the same periods in 2003. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2004 and cash flows for the six months ended June 30, 2004.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and how certain forward-looking statements made by the Company in this report, including in MD&A and the consolidated financial statements, are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

OVERVIEW

     Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, Time, People, Sports Illustrated, and Time Warner Cable, and the Company has made such films as The Lord of the Rings trilogy, the Harry Potter series and Troy and such television programs as Friends, ER and The West Wing. During the six months ended June 30, 2004, the Company generated revenues of $21.014 billion (up 10% from $19.158 billion in 2003), Operating Income before Depreciation and Amortization of $5.042 billion (up 29% from $3.901 billion in 2003), Operating Income of $3.454 billion (up 45% from $2.387 billion in 2003), Net Income of $1.738 billion (up 19% from $1.460 billion in 2003), Cash Provided by Operations of $3.306 billion (down 13% from $3.795 billion in 2003) and Free Cash Flow of $1.743 billion (down 25% from $2.309 billion in 2003).

Time Warner Businesses

     Time Warner classifies its businesses into five fundamental areas: AOL, Cable, Filmed Entertainment, Networks and Publishing.

     AOL. America Online, Inc. (“AOL” or “America Online”) is the world’s leader in interactive services with 29.7 million AOL brand subscribers in the U.S. and Europe at June 30, 2004. AOL reported total revenues of $4.368 billion (21% of the Company’s overall revenues), $976 million in Operating Income before Depreciation and Amortization and $553 million in Operating Income for the six months ended June 30, 2004. AOL generates its revenues primarily from subscription fees charged to subscribers and advertising services rendered.

     AOL’s subscription trends have been in transition. The AOL narrowband (or dial-up) service has experienced significant declines in U.S. subscribers, which is expected to continue. Driving this decrease is the continued industry-wide maturing of the premium narrowband business, as consumers migrate to high-speed broadband or lower-cost dial-up services. In response, AOL put a new strategy in place, aiming to expand its offerings to reduce its reliance on its traditional narrowband service. It began actively marketing a Bring-Your-Own-Access (“BYOA”) broadband service (AOL FOR BROADBAND) in 2003 and a new, lower-cost dial-up ISP (Netscape Internet Service) in early 2004. In addition, AOL has launched a number of specialized premium services, including a McAfee VirusScan Online product.

     Over the past few years, AOL’s advertising revenues have been in a period of decline as the dynamics of the business have changed. Over this period, management has shifted its focus away from longer-term agreements and is now focused on more traditional and paid-search forms of advertising. For the first six months of 2004, traditional and paid-search forms of advertising increased strongly as compared to the prior-year comparable period. However, this growth was partially offset by declines in intercompany sales to other business segments of Time Warner and the runoff of longer-term advertising agreements. AOL expects overall advertising revenue to increase during the remainder of 2004 from continued growth in paid-search and traditional advertising. In addition, the acquisition of Advertising.com in the third quarter of 2004, as discussed later, is expected to contribute incremental growth.

     The Company expects that AOL’s strategic initiatives, as well as its continuing focus on cost management (particularly involving network costs) and continued improvement in its AOL Europe S.A. (“AOL Europe”) operations, will position the business for continued growth through the remainder of 2004.

     Cable. Time Warner’s cable business, Time Warner Cable Inc. (“TWC Inc.”), is the second largest cable operator in the U.S. (in terms of subscribers served). TWC Inc. managed 10.909 million basic cable subscribers (including 1.581 million subscribers of unconsolidated investees) at June 30, 2004, in highly clustered and upgraded systems in 27 states. TWC Inc. delivered $1.567 billion of Operating Income before Depreciation and Amortization, more than any of the Company’s other business segments, had revenues of $4.159 billion (20% of the Company’s overall revenues) and $829 million in Operating Income for the six months ended June 30, 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     TWC Inc. offers three product lines — video, high-speed data and its newest service, Digital Phone. Video is TWC Inc.’s largest business, however, the growth of its customer base for basic video cable service is limited, as the customer base has matured and industry-wide competition from direct-to-home satellite services has increased. Nevertheless, TWC Inc. is continuing to grow through its offerings of advanced digital video services. With digital video, High-Definition television (HDTV), Video-on-Demand, Subscription-Video-on-Demand and Digital Video Recorders available in nearly all of its divisions, digital video penetration provides TWC Inc. with a broad base of potential customers for these advanced services.

     High-speed data service has been TWC Inc.’s fastest-growing business over the past several years and is a key driver of its results. However, its rate of subscriber growth has begun to slow, reflecting increasing penetration rates and increased competition from DSL.

     The new voice business, Digital Phone, is expected to become available across the entire TWC Inc. footprint by the end of 2004. As of June 30, 2004, Digital Phone was commercially available in 15 of TWC Inc.’s cable divisions. Digital Phone will enable TWC Inc. to offer its customers a combined, easy-to-use package of video, high-speed data and voice services and to compete effectively against similar bundled offerings expected to be made available by its competitors. Included in Operating Income before Depreciation and Amortization for the first six months of the year are start-up costs associated with the rollout of Digital Phone services, which are expected to increase throughout 2004.

     In addition to the subscription services described above, TWC Inc. also earns revenue by selling advertising time to national, regional and local businesses. Video programming costs represent a major component of TWC Inc.’s expenses and continues to rise across the industry at double-digit rates, especially for sports.

     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema (“New Line”), generated revenues of $6.078 billion (27% of the Company’s overall revenues), $829 million in Operating Income before Depreciation and Amortization and $674 million in Operating Income for the six months ended June 30, 2004.

     One of the world’s leading studios, Warner Bros. has diversified sources of revenue with its film, TV production and video businesses, combined with an extensive film library and global distribution infrastructure. This diversification helps Warner Bros. deliver consistent growth and performance. The vast majority of New Line’s revenues come from theatrical films and related video revenues and therefore are generally more variable. In the first six months of 2004, New Line has continued its recent success, benefiting from DVD sales of The Lord of the Rings trilogy and from lower cost films, such as Freddy vs. Jason and The Texas Chainsaw Massacre.

     The sale of DVDs has been the largest driver of the segment’s profit growth over the last few years. Warner Bros.’ library, consisting of more than 6,600 theatrical titles and 53,000 live-action and animated television titles, positions it to benefit from continuing growth in DVD hardware penetration. Specifically, DVDs continue to generate a growing share of home video revenues, with higher unit margins than VHS. With DVD hardware penetration levels worldwide relatively low compared to the penetration of VHS hardware, the Company believes that a significant opportunity for DVD sales growth remains.

     Warner Bros.’ industry-leading television business has experienced growing revenues, including the success of releasing television series into the home video market. For the 2003/2004 television season, Warner Bros. had more current production on the air than any other studio, with prime-time series on all six broadcast networks (including such hits as Friends, ER, The O.C., Cold Case, Smallville and The West Wing).

     Piracy, including physical piracy as well as online file-sharing, continues to be a significant issue for the filmed entertainment industry. Piracy has expanded from music to movies and television programming due to changes in technology. The Company has taken a variety of actions to combat piracy over the last several years and will continue to do so, both individually and together with industry associations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The Company anticipates the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income will be slower during the remainder of 2004 in comparison to that experienced in the first-half due to difficult 2003 second-half comparisons in theatrical results.

     Networks. Time Warner’s Networks group is comprised of Turner Broadcasting System, Inc. (“Turner”), Home Box Office (“HBO”) and The WB Television Network (“The WB Network”). The segment delivered revenues of $4.573 billion (20% of the Company’s overall revenues), $1.396 billion in Operating Income before Depreciation and Amortization and $1.285 billion in Operating Income for the six months ended June 30, 2004.

     The Turner networks — including TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. In a shift that has been underway for years, prime-time viewing of all advertising-supported cable television networks surpassed, for the first time in 2003, the aggregate share for the major broadcast networks. For the first six months of 2004, TNT and TBS ranked first and second among cable networks in total day delivery in their key demographic, adults 18-49.

     The Turner networks generate revenue principally from the sale of advertising time and monthly subscriber fees paid by cable system operators, satellite companies and other affiliates. Turner has benefited from strong ratings and a growing advertising opportunity in the latter months of 2003 and first half of 2004. Keys to Turner’s success are its continued investments in high-quality programming focused on kids, sports, series, movies and news, as well as brand awareness and operating efficiency. In the second quarter of 2004, Turner launched a rebranding of TBS under the “tbs very funny” slogan.

     HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service being the nation’s most widely distributed pay television network. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite companies and other affiliates. An additional source of revenues is from the ancillary sales of its original programming, including The Sopranos, Sex and the City, Six Feet Under and Band of Brothers.

     The WB Network is a broadcast television network whose target audience are persons in the 12-34 age group demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. Like its broadcast network competitors, The WB Network experienced a decline in its audience of young adults in the 2003/2004 television season. Because this is The WB Network’s target demographic, the loss had a proportionally larger effect on its overall audience delivery. Among other measures, The WB Network now is developing new programming to not only reach the younger end of the 12-34 age group demographic, but is also now reaching out to the higher end of that same demographic group with a strong focus on adults 18-34.

     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing (Time Inc.) and book publishing (Time Warner Book Group). The segment generated revenues of $2.559 billion (12% of the Company’s overall revenues), $527 million in Operating Income before Depreciation and Amortization and $390 million in Operating Income for the six months ended June 30, 2004.

     Time Inc. publishes more than 130 magazines including Time, People, Sports Illustrated, Entertainment Weekly, Southern Living, In Style, Fortune, Money, Real Simple and Cooking Light. It generates revenues primarily from advertising, magazine circulation and newsstand sales, and drives growth through higher circulation and advertising on existing magazines, acquisitions and the launch of new magazines. Time Inc. also owns IPC Media (the U.K.’s largest magazine company), magazine subscription marketer Synapse Group Inc. and Time4Media (previously Times Mirror Magazines), a leading publisher of leisure-time magazines. In addition, Time Inc. is continuing to invest in new magazine launches, including four launches in 2004. Its direct-selling division, Southern Living At Home, sells home decor products through approximately 35,000 independent consultants at parties hosted in people’s homes throughout the United States.

     Time Warner Book Group’s Warner Books and Little, Brown and Company offer a full range of titles spanning entertainment, literature and informative non-fiction. In the first six months of 2004, Time Warner Book Group had 30 titles on The New York Times bestseller list, including 20 new releases and 10 continuing bestsellers from prior-

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

years. Significant new additions to The New York Times bestseller list include James Patterson’s 3rd Degree, Nicholas Sparks’ Three Weeks With My Brother, and David Sedaris’s Dress Your Family in Corduroy and Denim.

     The Publishing segment’s Operating Income before Depreciation and Amortization increased in the first six months of 2004, due primarily to the absence of losses at Time Inc.’s former Time Life direct-marketing business and a $99 million impairment charge at Time Warner Book Group in 2003. Recently, the Company has seen some strengthening in print advertising revenues as second quarter Advertising revenues grew 10%. The Company anticipates that this growth trend in Advertising revenues will continue into the second half of 2004. As a result of the loss of revenues resulting from the sale of Time Life on December 31, 2003, revenue growth at the Publishing segment for the full year of 2004 will be negatively impacted by $352 million when compared to 2003. Conversely, with the absence of losses from Time Life in 2004, the Operating Income before Depreciation and Amortization growth at the Publishing segment will be positively impacted by $72 million for the full year of 2004, when compared to 2003.

Other Key 2004 Developments

Advertising.com

     In June 2004, America Online announced that it had agreed to purchase Advertising.com Inc. (“Advertising.com”) for $435 million (net of cash acquired). Advertising.com is a company that purchases online advertising inventory from third-party web sites and sells this inventory to advertisers.

     This transaction closed on August 2, 2004. In 2003, Advertising.com generated approximately $132 million of revenues, had Operating Income before Depreciation and Amortization of approximately $15 million and had Operating Income of approximately $12 million.

Urban Cable Works of Philadelphia, L.P.

     Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) is an unconsolidated joint venture of TWC Inc., with approximately 52,000 basic subscribers, that operates cable television systems in Philadelphia, Pennsylvania. Urban Cable is 40% owned by TWC Inc. and 60% owned by an investment group led by Inner City Broadcasting (“Inner City”). Under a management agreement, TWC Inc. is responsible for day-to-day management of Urban Cable. TWC Inc. and Inner City have agreed to settle certain disputes regarding the joint venture. TWC Inc. accrued $27 million in March 2004, based on an estimate of TWC Inc.’s cost to resolve this dispute, and accrued an additional $7 million during the second quarter in connection with the final settlement. TWC Inc. has also agreed to purchase, subject to receipt of applicable regulatory approvals, all of Inner City’s interests in the venture for approximately $53 million in cash. In addition, upon closing, TWC Inc. will eliminate debt and interest owed to it by Urban Cable of $65 million and will assume $58 million of Urban Cable’s third-party debt. This transaction is expected to close before the end of the year. For the six months ended June 30, 2004, Urban Cable’s revenues, Operating Income before Depreciation and Amortization and Operating Income were $24 million, $8 million, and $2 million, respectively.

VIVA Media AG and VIVA Plus

     In June 2004, Turner agreed to sell its 30.6% ownership stake in VIVA Media AG (“VIVA”) and its 49% stake in VIVA Plus to Viacom Inc. (“Viacom”) for approximately 109 million Euros (approximately $132 million). VIVA primarily owns a music television channel in Germany and also operates a portfolio of music channels in other European countries, as well as Brainpool TV GmbH, a major independent television producer in Germany. VIVA Plus is a smaller music television channel that operates in Germany. The Company accounts for these assets as equity investments. This transaction is expected to close in the third quarter of 2004, subject to receipt of applicable regulatory approvals, and is expected to generate a pretax gain of approximately $110 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Warner Village Cinemas S.P.A.

     Warner Village Cinemas S.P.A. (“Warner Village”) is a joint venture arrangement that operates cinemas in Italy and is owned 45% by Warner Bros., 45% by Village Cinemas International Pty. Ltd. (“Village Cinemas”) and 10% by a third-party investor. In April 2004, Warner Bros. and Village Cinemas agreed that: (i) Warner Bros. would control the voting rights associated with Village Cinemas’ 45% interest and (ii) beginning in March 2007 and continuing for one year, Village Cinemas can request that Warner Bros. buy Village Cinemas’ interest at fair value. In the event Warner Bros. does not agree to buy such interests, both Warner Bros. and Village Cinemas would place their collective interests for sale. If such right is not exercised by Village Cinemas, the voting rights associated with the 45% interest will revert to Village Cinemas in March 2008.

     As a result of controlling Village Cinemas’ voting interest, Warner Bros. began consolidating the results of Warner Village in the second quarter of 2004. As permitted by accounting principles generally accepted in the United States, Warner Village results have been consolidated retroactive to the beginning of the year. For the three and six months ended June 30, 2004, Warner Village revenues were $23 million and $59 million, respectively, its Operating Income before Depreciation and Amortization was $2 million and $12 million, respectively, and its Operating Income was $0 and $8 million, respectively.

Discontinued Operations Presentation of Music Segment

     On March 1, 2004, the Company closed on its previously announced agreement to sell the Warner Music Group’s (“WMG”) recorded music and music publishing operations to a private investment group for approximately $2.6 billion in cash and an option to re-acquire a minority interest in the operations sold. In addition, on October 24, 2003, the Company completed the sale of WMG’s CD and DVD manufacturing, printing, packaging and physical distribution operations to Cinram International Inc. for approximately $1.05 billion in cash (Note 3).

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

     As of June 30, 2004, the Company’s net debt totaled $18.1 billion, down from $22.7 billion at December 31, 2003, as described in more detail under “Financial Condition and Liquidity.” With the receipt of the $2.6 billion in cash proceeds upon the closing of the sale of the Company’s recorded music and music publishing businesses in the first quarter of 2004, as well as the generation of significant Free Cash Flow, the Company achieved its previously announced net debt reduction target in the first quarter, almost a full year ahead of schedule.

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

     In its Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the SEC on March 28, 2003, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG (“Bertelsmann”) should be adjusted. For more details on the transactions, see Note 9, “Commitments and Contingencies - Update on SEC and DOJ Investigations.” At the time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for the transactions and the reasons why both the Company and its auditors continued to believe that these transactions had been accounted for correctly.

     The SEC staff has continued to review the Company’s accounting for the Bertelsmann transactions, as well as other transactions primarily at the America Online unit. In July 2003, the SEC’s Office of the Chief Accountant informed the Company that it had concluded that the accounting for the Bertelsmann transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and, therefore, such portion of the payment should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. The SEC’s Division of Enforcement continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of advertising provided thereunder, and, more recently, the staff of the SEC has reiterated its conclusion that the Company’s accounting for the Bertelsmann transactions was incorrect.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The staff of the SEC continues to investigate, and the Company continues to discuss with the SEC staff, these and other transactions principally involving the America Online unit. It is possible that the Company may learn information as a result of its discussions with the SEC, the Company’s ongoing review, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as any potential initial public offering of TWC Inc., until this matter is resolved.

     As noted, the SEC staff continues to investigate a range of transactions principally involving the Company’s America Online segment, including advertising arrangements and the methods used by the America Online segment to report its subscriber numbers. The DOJ also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. As part of its ongoing review, the Company reviews information that comes to its attention. For example, following a press report, the Company has recently begun a review of the accounting related to the consolidation of, and equity accounting for, its interest in AOL Europe prior to January 2002. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Sale of Winter Sports Teams

     On March 31, 2004, the Company closed the previously announced agreement to sell an 85% interest in the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and operating rights to Philips Arena, an Atlanta sports and entertainment venue. In addition to the $219 million impairment charge recognized in the second and third quarters of 2003, the Company recorded a $7 million pretax loss on the closing of the sale in the first quarter of 2004.

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

New Accounting Principles

     The Company adopted new accounting guidance that impacted comparability as follows:

Consolidation of Variable Interest Entities

     Pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”) and the revision of FIN 46 (“FIN 46R”) issued in December 2003 to replace FIN 46, the Company began consolidating the operations of America Online Latin America, Inc. (“AOLA”) as of March 31, 2004. AOLA is a publicly traded entity whose significant shareholders include the Company, the Cisneros Group (a private investment company) and Banco Itau (a leading Brazilian bank). AOLA provides online services principally to customers in Brazil, Mexico, Puerto Rico and Argentina. The Company has no obligation to provide additional funding for AOLA’s operations and the creditors of AOLA have no recourse to the Company.

     In accordance with the transition provisions of FIN 46R, the assets and liabilities of AOLA were recorded in the Company’s consolidated balance sheet as of March 31, 2004 in the amounts at which they would have been carried if FIN 46R had been effective when the Company first met the conditions to be considered the primary beneficiary of AOLA. Upon consolidating the balance sheet of AOLA, the Company recorded incremental assets of approximately $85 million and liabilities of $29 million, with the difference of $56 million recognized as the pretax cumulative effect of an accounting change ($34 million on an after-tax basis). Prior periods have not been restated. The Company consolidated the operating results of AOLA’s operations commencing April 1, 2004. In order to

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

provide the time necessary to consolidate and evaluate the AOLA financial information, the AOLA financial statements are consolidated by the Company on a one-quarter time lag. For the three months ended June 30, 2004, the Company recognized revenues of $14 million, an Operating Loss before Depreciation and Amortization of $3 million and an Operating Loss of $6 million associated with AOLA.

Reclassifications

     Certain reclassifications have been made to prior-year’s financial information to conform to the current year presentation, including a reclassification impacting the Company and the Filmed Entertainment segment’s operating results to reflect a change in how the Company classifies the accretion of discounts on long-term film licensing arrangements. Previously, the Company classified the accretion of discounts on long-term film licensing arrangements within Operating Income. To become more consistent with what the Company believes to be film industry practice, such accretion is now being classified as a reduction of interest expense, net. The accretion for the three and six months ended June 30, 2004 was $28 million and $53 million, respectively, and for the three and six months ended June 30, 2003 was $25 million and $57 million, respectively. Such reclassifications did not affect Net Income, Cash Provided by Operations or Free Cash Flow.

Significant Transactions and Other Items Affecting Comparability

     As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(millions)		(millions)
Restructuring costs	$2	$(6)	$2	$(30)
Asset impairments	(10)	(277)	(10)	(277)
Net gain on disposal of assets	—	43	1	43

Impact on Operating Income	(8)	(240)	(7)	(264)

Microsoft Settlement	—	760	—	760
Investment gains	16	542	55	651
Loss on investments, net	(6)	(151)	(9)	(157)

Impact on other income, net	10	1,151	46	1,254

Pretax impact	2	911	39	990
Income tax impact	(1)	(383)	(16)	(415)

After-tax impact	$1	$528	$23	$575

Restructuring Costs

     Restructuring costs consist of charges related to employee terminations and exit activities, which are expensed in accordance with accounting principles generally accepted in the United States. During the three and six months ended June 30, 2004, the Company recorded a $2 million reduction in restructuring costs at AOL, reflecting changes in estimates of previously established restructuring accruals. During the three months ended June 30, 2003, the Company incurred restructuring costs of $6 million at the Publishing segment. During the six months ended June 30, 2003, the Company incurred restructuring costs totaling $30 million, including $4 million at AOL, $8 million at Networks, and $18 million at Publishing. The 2003 costs related to various employee and contractual terminations. These costs are included in “Restructuring Costs” in the accompanying consolidated statement of operations and are discussed in more detail in Note 2 to the accompanying consolidated statement of operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Asset Impairments

     For the three and six months ended June 30, 2004, the Company recognized a $10 million impairment charge related to the pending sale of a building at the AOL segment, which is expected to close in the third quarter of 2004. For the three and six months ended June 30, 2003, Operating Income before Depreciation and Amortization includes a $178 million impairment charge at the Networks segment, related to the writedown of the intangible assets of the winter sports teams, and a $99 million impairment charge at the Publishing segment related to the writedown of goodwill and intangible assets of the Time Warner Book Group. These impairments were recognized as a result of fair value information obtained during the periods through negotiations with third parties about the potential disposition of these businesses.

Gain (Loss) on Disposal of Assets

     For the six months ended June 30, 2004, the Company recognized an $8 million pretax gain at the Publishing segment related to the sale of a building and a $7 million pretax loss (after taking into consideration the $178 million impairment charge described above and an additional $41 million impairment charge taken in the third quarter of 2003) on the closing of the sale of the winter sports teams at the Networks segment. These amounts are reflected as components of Operating Income in the accompanying consolidated statement of operations.

     For the three and six months ended June 30, 2003, the Company recorded a $43 million gain on the sale of its interest in U.K. cinemas, which previously had been consolidated by the Filmed Entertainment segment.

Microsoft Settlement

     As more fully described in Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, in the second quarter of 2003, the Company recognized a gain of approximately $760 million as a result of the settlement with Microsoft Corporation of then-pending litigation between Microsoft and Netscape Communications Corporation (the “Microsoft Settlement”). The gain is included in other income, net, in the accompanying 2003 consolidated statement of operations.

Investment Gains

     For the three months ended June 30, 2004, the Company recognized $16 million of gains from the sale of investments. For the six months ended June 30, 2004, the Company recognized $55 million of gains from the sale of investments. For the three months ended June 30, 2003, the Company recognized $542 million of gains from the sale of investments, including a $513 million gain from the sale of the Company’s interest in Comedy Central. For the six months ended June 30, 2003, the Company recognized gains from the sale of certain investments of $651 million, including a $513 million gain on the sale of the Company’s interest in Comedy Central, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and a $49 million gain from the sale of the Company’s equity interest in certain international theater chains.

     These gains are included as a component of “Other Income, net” in the accompanying consolidated statement of operations.

Loss on Investments, net

     For the three and six months ended June 30, 2004, non-cash charges to reflect other-than-temporary declines in the Company’s investments were $6 million and $9 million, respectively. This amount reflects $1 million and $2 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $5 million and $7 million of losses, respectively, related to market fluctuations in equity derivative instruments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     For the three months ended June 30, 2003, non-cash pretax charges to reflect other-than-temporary declines in the Company’s investments were $151 million. These amounts were comprised of $160 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and income of $9 million to reflect market fluctuations in equity derivative instruments. For the six months ended June 30, 2003, non-cash pretax charges to reflect other-than-temporary declines in the Company’s investments were $157 million. These amounts were comprised on $170 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and income of $13 million to reflect market fluctuations in equity derivative instruments. Included in these charges were a $71 million loss associated with the writedown of the Company’s then equity interest in n-tv KG (“NTV-Germany”), a German news broadcaster, and a $77 million loss associated with the Company’s equity interest in AOL Japan.

     These writedowns are included as a component of “Other Income, net” in the accompanying consolidated statement of operations.

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Consolidated Results

     Revenues. For the three months ended June 30, 2004, consolidated revenues increased 10% to $10.888 billion. For the six months ended June 30, 2004, consolidated revenues also increased 10% to $21.014 billion. As shown below, these increases were led by growth in Subscription, Advertising and Content revenues, offset, in part, by declines in Other revenues:

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
	(millions)			(millions)
Subscription	$5,514	$5,118	8%	$10,769	$10,053	7%
Advertising	1,846	1,678	10%	3,293	3,016	9%
Content	3,237	2,771	17%	6,354	5,348	19%
Other	291	355	(18%)	598	741	(19%)

Total revenues	$10,888	$9,922	10%	$21,014	$19,158	10%

     The increase in Subscription revenues for the three and six months ended June 30, 2004 was principally due to the continued penetration of new services (primarily high-speed data and advanced digital video services) and higher basic cable rates at the Cable segment, higher subscription rates, an increase in the number of subscribers and the resolution of certain contractual agreements at both Turner and HBO at the Networks segment, and a decrease in subscription allowances (which are netted against revenue) and the effects of foreign currency exchange rates at the Publishing segment.

     The increase in Advertising revenues for the three and six months ended June 30, 2004 was primarily due to growth at the Networks, Publishing and AOL segments. The increase at the Networks segment for the three and six months was driven by higher CPMs and sellouts at Turner’s entertainment networks. The increase at Publishing was due to growth at several publications and due to the effects of foreign currency exchange rates. The increase at AOL for the three and six months was due primarily to growth in paid-search advertising.

     The increase in Content revenues for the three and six months was principally due to improved results at the Filmed Entertainment segment related to both television and theatrical product. For the six months, this increase was partially offset by a decline at the Networks segment related primarily to difficult comparisons to the prior-year, which included the home video release of My Big Fat Greek Wedding.

     The decline in Other revenues was attributable to the sale of Time Life, a direct-marketing business at the Publishing segment, which was sold at the end of 2003, and the sale of Warner Bros.’ interest in U.K. cinemas

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

in the second quarter of 2003 at the Filmed Entertainment segment. Time Life and the U.K. cinemas contributed $77 million and $17 million, respectively, of Other revenues for the second quarter of 2003 and $153 million and $46 million, respectively, of Other revenues for the first six months of 2003. This decline was partially offset by the consolidation of Warner Village in 2004, as previously discussed.

     Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

     Costs of Revenues. For the three months ended June 30, 2004 and 2003, costs of revenues totaled $6.341 billion and $5.839 billion, respectively, and as a percentage of revenues was 58% and 59%, respectively. For the six months ended June 30, 2004 and 2003, costs of revenues totaled $12.321 billion and $11.503 billion, respectively, and as a percentage of revenues, was 59% and 60%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the Networks segment, including the revenue benefits of the resolution of certain contractual agreements as discussed in more detail under “Business Segment Results,” contributions from theatrical and television products at the Filmed Entertainment segment, and lower network expenses at the AOL segment.

     Selling, General and Administrative Expenses. For the three months ended June 30, 2004 and 2003, selling, general and administrative expenses increased to $2.544 billion in 2004 from $2.439 billion in 2003. For the six months, selling, general and administrative costs increased to $4.921 billion in 2004 from $4.722 billion in 2003. The increase for the three months resulted primarily from increases at AOL, due to higher marketing costs; at Cable, due to higher marketing costs and costs associated with the rollout of new services; and at Networks, due to higher overall marketing and general and administrative costs, partially offset by the reversal of certain accounts receivable reserves, principally related to Adelphia Communications. For the six months, the increase was due to increases at Filmed Entertainment, due primarily to distribution fees associated with the off-network television syndication of Seinfeld; at Cable, primarily due to a reserve established for the Urban Cable dispute, higher marketing costs and additional costs associated with the rollout of new services; at AOL, primarily due to higher marketing costs; and at Corporate, primarily due to costs associated with the relocation from the Company’s former corporate headquarters. These items were partially offset by improvements at Publishing, resulting from the absence of Time Life in 2004, and at Networks, due to the reversal of certain accounts receivable reserves.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.

     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
	(millions)			(millions)
Operating Income before Depreciation and Amortization	$2,637	$2,035	30%	$5,042	$3,901	29%

Depreciation	(642)	(631)	2%	(1,277)	(1,232)	4%
Amortization	(157)	(150)	5%	(311)	(282)	10%

Operating Income	1,838	1,254	47%	3,454	2,387	45%
Interest expense, net	(383)	(453)	(15%)	(787)	(881)	(11%)
Other income, net	33	1,112	(97%)	64	1,206	(95%)
Minority interest expense	(62)	(60)	3%	(118)	(116)	2%

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,426	1,853	(23%)	2,613	2,596	1%
Income tax provision	(544)	(792)	(31%)	(1,019)	(1,105)	(8%)

Income before discontinued operations and cumulative effect of accounting change	882	1,061	(17%)	1,594	1,491	7%
Discontinued operations, net of tax	(105)	3	NM	110	(31)	NM
Cumulative effect of accounting change, net of tax	—	—	NM	34	—	NM

Net income	$777	$1,064	(27%)	$1,738	$1,460	19%

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization increased 30% to $2.637 billion for the three months ended June 30, 2004 from $2.035 billion for the three months ended June 30, 2003 as a result of growth at all business segments, with double-digit growth at the Networks, Publishing and AOL segments. For the six months ended June 30, 2004, Operating Income before Depreciation and Amortization increased 29% to $5.042 billion in 2004 from $3.901 billion in 2003 principally as a result of double-digit growth at the Filmed Entertainment, Networks, Publishing and AOL segments. The segment variations are discussed in detail under “Business Segment Results.” The increase in business segment Operating Income before Depreciation and Amortization for the six months was offset, in part, by an increase in Corporate Operating Loss before Depreciation and Amortization.

     The Company expects the rate of growth in Operating Income before Depreciation and Amortization for the full year to slow relative to the growth rate in the first-half of 2004 due to a decrease in growth rates at the Filmed Entertainment and Networks segments, which are discussed under “Business Segment Results.” Partially offsetting this is a reduction in pension expense due to the effects of considerable Company contributions and a strong return on plan assets in 2003.

     Corporate Operating Loss before Depreciation and Amortization. Time Warner’s Corporate Operating Loss before Depreciation and Amortization was $112 million and $276 million for the three and six months ended June 30, 2004 compared to $112 million and $213 million for the three and six months ended June 30, 2003, respectively. Included in the 2004 amounts are $14 million and $67 million of costs for the three and six months, respectively, associated with the relocation from the Company’s former corporate headquarters. Of the $67 million charge, approximately $26 million relates to a non-cash write-off of the fair value lease adjustment, which was established in purchase accounting at the time of the merger of America Online and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Also included in Corporate Operating Loss before Depreciation and Amortization are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits ($6 million and $14 million for the three and six months ended June 30, 2004, respectively, compared to $20 million and $35 million for the three and six months ended June 30, 2003, respectively). It is not yet possible to predict the outcome of these investigations and lawsuits, and costs are expected to continue to be incurred in future periods.

     Excluding the items previously discussed, Corporate Operating Income before Depreciation and Amortization was flat for the three months and increased for the six months primarily as a result of higher severance costs and insurance premiums.

     Depreciation Expense. Depreciation expense increased to $642 million and $1.277 billion for the three and six months ended June 30, 2004 from $631 million and $1.232 billion for the three and six months ended June 30, 2003, respectively. The increase in depreciation expense for the three months was the result of slight increases in depreciation at all segments, except AOL. The increase in depreciation for the six months primarily related to the Cable segment, and to a lesser extent, growth at all other segments except AOL. The growth at Cable reflects higher levels of spending related to the rollout of digital services over the past three years and increased spending on customer premise equipment that is depreciated over a significantly shorter useful life compared to the mix of assets previously purchased.

     Amortization Expense. Amortization expense increased to $157 million and $311 million for the three and six months ended June 30, 2004 from $150 million and $282 million for the three and six months ended June 30, 2003, respectively. The increase relates principally to an increase in the amortization associated with customer-related intangible assets at the Cable segment, which were established with the purchase price allocation associated with the 2003 restructuring of Time Warner Entertainment Company, L.P. (the “TWE Restructuring”). The purchase price allocation was finalized on March 31, 2004.

     Operating Income. Time Warner’s Operating Income increased to $1.838 billion and $3.454 billion for the three and six months ended June 30, 2004, respectively, from $1.254 billion and $2.387 billion for the three and six months ended June 30, 2003, respectively. This reflects the increase in business segment Operating Income before Depreciation and Amortization, partially offset by an increase in depreciation and amortization expense.

     Interest Expense, Net. Interest expense, net, decreased to $383 million and $787 million for the three and six months ended June 30, 2004 from $453 million and $881 million for the three and six months ended June 30, 2003, respectively, due primarily to lower average net debt levels.

     Other Income, Net. Other income, net, detail is shown in the table below:

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(millions)		(millions)
Investment-related gains	$16	$542	$55	$651
Loss on writedown of investments	(6)	(151)	(9)	(157)
Income from equity investees	26	(19)	32	(18)
Microsoft Settlement	—	760	—	760
All other	(3)	(20)	(14)	(30)

Other income, net	$33	$1,112	$64	$1,206

     The Microsoft Settlement, declines in investment-related gains and the declines in the losses on writedown of investments are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other Income, net, improved in 2004 as compared to the prior-year primarily from an increase in income from equity method investees.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Minority Interest Expense. Time Warner had $62 million and $118 million of minority interest expense for the three and six months ended June 30, 2004 compared to $60 million and $116 million for the three and six months ended June 30, 2003, respectively. The increase reflects higher earnings at the Cable segment allocated to Comcast, which for the six months, was offset partially by the elimination of minority interest in AOL Europe as a result of the Company’s purchase of the remaining preferred securities and payment of accrued dividends in April 2003.

     Income Tax Provision. Income tax expense from continuing operations was $544 million for the three months ended June 30, 2004, compared to $792 million for the three months ended June 30, 2003 and was $1.019 billion for the six months ended June 30, 2004, compared to $1.105 billion for the six months ended June 30, 2003. The Company’s actual income tax expense differs from the amounts derived by applying the 35% U.S. Federal statutory rate to pretax income as a result of several factors, including non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates and state and local income taxes. The Company’s effective tax rate for continuing operations was 38% and 39% for the three and six months ended June 30, 2004, respectively, as compared to 43% for both the same periods in the prior year. The decline in the effective tax rate results primarily from increased foreign tax credit utilization, additional deductions related to certain foreign source income and an increase in state and local tax attribute utilization.

     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $882 million for the three months ended June 30, 2004 compared to $1.061 billion for the three months ended June 30, 2003. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.19 in 2004 compared to $0.24 and $0.23, respectively, for basic and diluted net income before discontinued operations in 2003. In addition, excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $1 million and $528 million of income in 2004 and 2003, respectively, income before discontinued operations and cumulative effect of accounting change increased by $348 million. The increase reflects primarily an increase in Operating Income and lower interest expense.

     Income before discontinued operations and cumulative effect of accounting change was $1.594 billion for the six months ended June 30, 2004 compared to $1.491 billion for the six months ended June 30, 2003. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.35 and $0.34, respectively, in 2004 compared to $0.33 for both in 2003. In addition, excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $23 million and $575 million of income in 2004 and 2003, respectively, income before discontinued operations and cumulative effect of accounting change increased by $655 million. The increase reflects primarily an increase in Operating Income and lower interest expense.

     Discontinued Operations, Net of Tax. The 2004 and 2003 results include the impact of the treatment of the music segment as a discontinued operation. Included in the results for the three and six months ended June 30, 2004 are pretax losses of $93 million and $16 million, respectively, and a related tax provision of $12 million and tax benefit of $126 million, respectively. Such losses and the corresponding taxes relate primarily to adjustments to the initial estimates of the assets sold to, and liabilities assumed by, the acquirors in such transactions and to the resolution of various tax matters surrounding the music business dispositions.

     Included in the results for the three and six months ended June 30, 2003 are $2 million of pretax income and a pretax loss of $48 million, respectively, from the music operations and $1 million and $17 million, respectively, of income tax benefits.

     Cumulative Effect of Accounting Change, Net of Tax. As previously discussed, the Company recorded an approximate $34 million benefit, net of tax, as a cumulative effect of accounting change upon the consolidation of AOLA in the first quarter of 2004 in accordance with FIN 46R.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Net Income and Net Income Per Common Share. Net income was $777 million for the three months ended June 30, 2004 compared to $1.064 billion for the three months ended June 30, 2003. Basic and diluted net income per common share were both $0.17 in 2004 compared to $0.24 and $0.23, respectively, for basic and diluted net income per common share in 2003. Net income was $1.738 billion for the six months ended June 30, 2004 compared to $1.460 billion for the six months ended June 30, 2003. Basic and diluted net income per share were $0.38 and $0.37 in 2004 compared to $0.33 and $0.32 in 2003, respectively. Net Income includes the items discussed above under “Significant Transactions and Other Items Affecting Comparability,” discontinued operations, net of tax and cumulative effect of accounting change.

Business Segment Results

     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,902	$1,901	—	$3,821	$3,799	1%
Advertising	221	179	23%	435	405	7%
Other	54	52	4%	112	125	(10%)

Total revenues	2,177	2,132	2%	4,368	4,329	1%
Costs of revenues(a)	(1,056)	(1,130)	(7%)	(2,119)	(2,307)	(8%)
Selling, general and administrative(a)	(626)	(571)	10%	(1,265)	(1,183)	7%
Asset impairments	(10)	—	NM	(10)	—	NM
Restructuring charges	2	—	NM	2	(4)	NM

Operating Income before Depreciation and Amortization	487	431	13%	976	835	17%
Depreciation	(170)	(177)	(4%)	(340)	(348)	(2%)
Amortization	(41)	(44)	(7%)	(83)	(83)	—

Operating Income	$276	$210	31%	$553	$404	37%

(a) Costs of revenues and selling, general and administrative expenses exclude depreciation.

     Subscription revenues were essentially flat at AOL for the three and six months ended June 30, 2004 as compared to the same periods in 2003. Increases in Subscription revenues at AOL Europe (from $376 million to $407 million for the three months and from $732 million to $836 million for the six months), were offset in part by declines in domestic subscription revenues (from $1.525 billion to $1.463 billion for the three months and from $3.067 billion to $2.934 billion for the six months). The growth in AOL Europe’s Subscription revenues primarily resulted from a favorable impact of foreign currency exchange rates ($28 million and $92 million for the three and six months, respectively) and growth in broadband subscribers. These increases more than offset an increase in value-added taxes (which is netted against revenue) due to a change in European tax law that took effect July 1, 2003. AOL’s domestic Subscription revenues declined in 2004 due to decreases in AOL narrowband subscribers and related revenues, partially offset by the expansion of domestic broadband subscription revenues and increased premium service revenue. The remaining increase in Subscription revenues is the result of the acquisition of AOL Japan, which was consolidated effective January 1, 2004, and has contributed $18 million and $37 million of Subscription revenues for the three and six months, respectively, and the consolidation of AOLA effective on March 31, 2004, which has contributed $13 million of Subscription revenues for the three and six months. On July 1, 2004, the Company sold AOL Japan.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The number of AOL brand domestic subscribers was as follows at June 30, 2004, March 31, 2004 and June 30, 2003:

	June 30,	March 31,	June 30,
	2004	2004	2003
	(millions)
Narrowband	19.2	20.4	23.1
Broadband	4.2	3.6	2.2

Total AOL brand domestic subscribers(1)	23.4	24.0	25.3

(1)	Includes free trial and retention members of approximately 15% at June 30, 2004, 17% at March 31, 2004 and 16% at June 30, 2003.

     AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. AOL classifies domestic AOL brand subscribers as narrowband or broadband subscribers based on the price plan marketed by the Company and selected by the subscriber, rather than the speed (e.g., high-speed or dial-up) of a subscriber’s connection, member usage patterns, or some other possible measure. For example, a subscriber who, in response to a promotional offer, agrees to sign-up for the AOL for Broadband service would be considered a broadband subscriber even if the subscriber predominantly accesses the AOL service via a dial-up connection.

     The primary narrowband price plan for U.S. subscribers is an unlimited usage plan for $23.90 per month that includes unlimited access to the AOL service using AOL’s dial-up network, and unlimited usage of the AOL service through any Internet connection. Narrowband subscribers may also select from other pricing plans with lower rates, including limited usage plans and an annual payment plan that allows members to pay for a year of the AOL service in advance at a reduced rate. Narrowband subscribers also include subscriptions sold at a discount to employees and customers of selected AOL strategic partners.

     AOL offers multiple “bring your own access” (BYOA) price plans, all of which allow unlimited usage on the AOL service through an Internet connection not provided by AOL (“BYOA access”), including a high-speed broadband Internet connection such as cable or digital subscriber lines (DSL) not provided by America Online. These BYOA price plans also allow for multiple simultaneous log-ins (MSL) for one account, and depending on the particular price plan, include varying amounts of dial-up telephone access in the U.S. from America Online. The primary BYOA price plan is $14.95 per month, which, in addition to unlimited BYOA access and MSL, provides for a limited number of hours of AOL-provided dial-up access each month. Another significant BYOA price plan is $24.95 per month, which allows unlimited BYOA access and MSL, and also includes unlimited access to the AOL service using AOL’s dial-up network. AOL considers all BYOA price plan subscribers to be broadband subscribers. Although not currently actively marketed, AOL also provides bundled broadband services to existing subscribers through a number of DSL and cable partners.

     Both narrowband and broadband plans include subscribers to the AOL service during introductory free trial periods and subscribers to the AOL service at no or reduced costs through member service and retention programs.

     During the first half of 2004, most of the net additions to broadband subscribers were in the $24.95 BYOA price plan. This BYOA price plan was introduced in early 2003 and has been actively marketed since late 2003. During the first half of 2004, most of the subscribers added to this BYOA price plan have migrated from AOL’s narrowband service. As of June 30, 2004, there were approximately 1.4 million $24.95 BYOA subscribers classified as broadband subscribers.

     It is important to note that these price plan classifications do not necessarily reflect subscriber access patterns. The Company believes that a significant number of its subscribers who have selected a broadband price plan actually access the AOL service via narrowband connections for a majority of their sessions. Likewise, a significant

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

number of its subscribers on narrowband price plans actually access the AOL service via a broadband connection for a majority of their sessions. In addition, many of AOL’s subscribers continue to switch from narrowband to broadband price plans and from broadband to narrowband price plans. As the marketplace and business evolve, AOL explores new pricing and marketing programs on an ongoing basis and continues to review the current narrowband and broadband subscriber classifications.

     The sequential quarterly decline in domestic AOL brand subscribers resulted from a number of factors, including continued subscriber cancellations and terminations, the continued maturing of narrowband services, seasonality and subscribers adopting other narrowband and broadband services, partially offset by growth in broadband subscribers. The Company anticipates that the decline in its narrowband subscriber base will likely continue because of these factors. In addition, the movement toward AOL for Broadband price plans could negatively impact future results of operations due to lower average pricing on broadband price plans than for narrowband price plans. In addition to the above, the year-over-year decline in subscribers also reflects a reduction in direct marketing response rates.

     The average monthly Subscription revenue per domestic subscriber (“ARPU”), defined as total AOL brand domestic Subscription revenue divided by the average subscribers for the period, increased 5% to $19.58 and 4% to $19.41 for the three and six months ended June 30, 2004, respectively, as compared to $18.63 and $18.58 for the three and six months ended June 30, 2003, respectively. The change in domestic subscription ARPU primarily related to an increase in the portion of AOL narrowband subscribers who generate revenue (e.g., not receiving free service) and increased premium services revenues. In addition, ARPU was impacted by changes in the mix of narrowband and broadband product, changes in customer pricing plans, the level of service provided (full connectivity versus BYOA) and by changes in the terms of AOL’s relationships with its broadband cable and DSL partners. In general, the Company does not expect ARPU to sustain this increase in the foreseeable future as the Company continues to introduce new products, such as lower-priced narrowband services, and subscribers continue to migrate from unlimited plans to lower-priced plans.

     The number of AOL brand subscribers in Europe was 6.3 million at June 30, 2004, and the average monthly Subscription revenue per European subscriber for the three and six months ended June 30, 2004 was $21.38 and $21.72, respectively. This compares to AOL brand subscribers in Europe of 6.4 million at March 31, 2004 and 6.2 million at June 30, 2003, and average monthly Subscription revenue per European subscriber of $19.13 for the three months ended June 30, 2003 and $18.49 for the six months ended June 30, 2003. The average monthly Subscription revenue per European subscriber increased primarily because of the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro and British Pound relative to the U.S. Dollar. The six months was also impacted by price increases implemented in the second quarter of 2003. The sequential number of AOL brand subscribers reflected a net decline in subscribers in France and Germany.

     For the three months ended June 30, 2004 the increase in Advertising revenues reflects an increase in third party advertising reflecting increased revenue from domestic paid-search advertising contracts (from $41 million to $72 million) as well as increases in current period traditional online advertising. For the six months ended June 30, 2004, the increase in Advertising revenues reflects increased revenue from domestic paid-search advertising contracts (from $88 million to $146 million) as well as increases in current period traditional online advertising. These increases were partially offset by a decrease in intercompany sales of advertising to other business segments of Time Warner in 2004 as compared to the comparable period in 2003 (from $35 million to $5 million). The Company expects advertising revenue to continue to increase during the remainder of 2004 due to expected growth in both paid-search and traditional online advertising. In addition, the acquisition of Advertising.com in the third quarter is expected to contribute incremental growth.

     Other revenues primarily include merchandising revenue, software licensing revenue and revenue from providing the Cable segment access to the AOL Transit Data Network for high-speed access to the Internet. Other revenues for the three months ended June 30, 2004 were essentially flat. The decrease in Other revenues for the first six months of 2004 was due primarily to the Company’s decision in the first quarter of 2003 to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     For the three months ended June 30, 2004, costs of revenues decreased 7% and, as a percentage of revenues, decreased to 49% in 2004 from 53% in 2003. For the six months ended June 30, 2004, costs of revenues decreased 8% and, as a percentage of revenues, decreased to 49% in 2004 from 53% in 2003. For the three and six months, the declines related primarily to lower network-related expenses. Network-related expenses decreased 23% to $496 million and 21% to $1.023 billion for the three and six months, respectively, principally attributable to improved pricing and decreased levels of service commitments as well as increased amounts of network assets under capital leases versus operating leases. These factors are expected to result in continued declines in network expenses for the remainder of 2004. These declines were offset partially by additional costs associated with the consolidation of AOL Japan and AOLA during 2004.

     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2004 primarily related to an increase in marketing costs and additional costs resulting from the consolidation of AOL Japan and AOLA. The increase in marketing costs resulted from higher spending on member acquisition activities, partially offset by a decline in brand advertising and an approximate $25 million adjustment to reduce excess marketing accruals made in prior years, primarily related to AOL’s European operations. Management does not believe that the understatement of prior-years’ results was material to any of the year’s financial statements. Similarly, management does not believe that the adjustment made is material to the current period results. The overall increase in marketing costs for the six months was partially offset by the previously discussed change in the treatment of intercompany advertising barter transactions (refer to page 73 of the Company’s 2003 Form 10-K). Also, included in the six month results for 2004 and 2003 are $15 million and $20 million, respectively, of benefits related to favorable rulings on certain state sales tax matters. In addition, AOL’s three and six month results for 2004 were impacted by the provision of certain state sales tax reserves related to the November 2003 expiration of the federal moratorium on Internet sales taxes. Both the U.S. Senate and U.S. House of Representatives have passed legislation that would retroactively reinstate the federal moratorium on Internet sales taxes. As of June 30, 2004, AOL has accrued a $40 million liability for such sales taxes. Depending upon the legislation ultimately passed, if any, all or some portion of this accrued liability may be reversed, positively impacting AOL’s future results of operations. However, until such legislation is passed, AOL continues to accrue for such sales taxes.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the three months ended June 30, 2004 includes a $10 million impairment charge related to the pending sale of a building, which is expected to close in the third quarter of 2004. The three and six months ended June 30, 2004 includes a $2 million reversal of previously established restructuring accruals, reflecting changes in estimates. The six months ended June 30, 2003 included $4 million of restructuring charges.

     The increases in Operating Income before Depreciation and Amortization and Operating Income for the three and six months are due primarily to an increase in overall revenues and lower costs of revenues, offset in part by higher selling, general and administrative expenses.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,990	$1,805	10%	$3,924	$3,545	11%
Advertising	126	118	7%	235	220	7%

Total revenues	2,116	1,923	10%	4,159	3,765	10%
Costs of revenues(a)	(935)	(843)	11%	(1,840)	(1,656)	11%
Selling, general and administrative(a)	(364)	(328)	11%	(752)	(666)	13%

Operating Income before Depreciation and Amortization	817	752	9%	1,567	1,443	9%
Depreciation	(355)	(349)	2%	(701)	(679)	3%
Amortization	(19)	(2)	NM	(37)	(4)	NM

Operating Income	$443	$401	10%	$829	$760	9%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     For the three and six months ended June 30, 2004, Subscription revenues increased due to the continued penetration of new services (primarily high-speed data and advanced digital video services) and higher basic cable rates. High-speed data subscription revenues increased to $433 million for the three months ended June 30, 2004 from $347 million for the three months ended June 30, 2003 and to $847 million for the six months ended June 30, 2004 from $661 million for the six months ended June 30, 2003.

     Basic cable subscribers include all subscribers receiving basic cable service. Digital video subscribers reflect subscribers on any level of service received via digital technology. High-speed data subscribers include subscribers to TWC Inc.’s Road Runner Internet service, as well as other Internet services offered by TWC Inc. At June 30, 2004, as compared to June 30, 2003, basic cable subscribers declined by 0.3% and totaled 10.909 million (including 1.581 million subscribers of unconsolidated investees, which are managed by TWC Inc.), digital video subscribers increased by 13% to 4.610 million (including 738,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), residential high-speed data subscribers increased by 24% to 3.548 million (including 498,000 subscribers of unconsolidated investees, which are managed by TWC Inc.) and commercial high-speed data subscribers increased by 43% to 149,000 (including 17,000 subscribers of unconsolidated investees, which are managed by TWC Inc.).

     The increase in Advertising revenues for the three and six months ended June 30, 2004 was attributable to an increase in the volume of advertising spots sold and, to a lesser extent, higher rates.

     For the three and six months ended June 30, 2004, costs of revenues increased 11% and, as a percentage of revenues, remained flat at 44% for all periods. The increase in costs of revenues is primarily related to increases in video programming costs and higher employee costs. Video programming cost increases of 12% to $467 million and 11% to $919 for the three and six months ended June 30, 2004, respectively, were attributable to contractual rate increases across TWC Inc.’s programming line-up (including sports programming). Video programming costs are expected to continue to rise for the remainder of 2004 at rates slightly higher than the rate of increase experienced during the first six months, reflecting the expansion of service offerings and timing of industry-wide programming cost increases (including sports programming) related to both inflation-indexed and negotiated license fee increases. Employee costs increased for the three and six months ended June 30, 2004 primarily due to merit increases and higher headcount resulting from the rollout of new services.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2004 is the result of higher marketing and general operating costs, due in part to the rollout of new services. These increases also include costs of $7 million and $34 million for the three and six months, respectively, incurred in connection with a previously noted Urban Cable dispute settled in the second quarter of 2004.

     Operating Income before Depreciation and Amortization increased for the three and six months ended June 30, 2004, principally as a result of Subscription revenue gains, offset in part by higher costs of revenues and higher selling, general and administrative expenses.

     Included in Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2004 are costs associated with the rollout of Digital Phone service, which are expected to increase as the service is deployed in each of TWC Inc.’s divisions prior to the 2004 year end. At June 30, 2004, Digital Phone service was commercially available in 15 divisions.

     For the three and six months ended June 30, 2004, Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation and amortization expense. Depreciation expense increased due to the cumulative investment in customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased. Amortization expense increased $17 million and $33 million for the three and six months ended June 30, 2004, respectively, primarily as a result of amortization of franchise-related customer relationships that were established in connection with the TWE Restructuring in 2003, whose valuation was finalized in the fourth quarter of 2003.

     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
	(millions)			(millions)
Revenues:
Advertising	$2	$2	—	$5	$4	25%
Content	3,043	2,715	12%	5,962	5,010	19%
Other	46	40	15%	111	107	4%

Total revenues	3,091	2,757	12%	6,078	5,121	19%
Costs of revenues(a)	(2,313)	(2,092)	11%	(4,521)	(3,936)	15%
Selling, general and administrative(a)	(361)	(326)	11%	(728)	(627)	16%
Gain on disposal of consolidated businesses	—	43	NM	—	43	NM

Operating Income before Depreciation and Amortization	417	382	9%	829	601	38%
Depreciation	(25)	(23)	9%	(49)	(43)	14%
Amortization	(53)	(54)	(2%)	(106)	(102)	4%

Operating Income	$339	$305	11%	$674	$456	48%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     For the three and six months ended June 30, 2004, Content revenues increased primarily as a result of improvements from both theatrical and television product. For the three months, revenue from theatrical product included $74 million of increased worldwide theatrical film revenues, an increase of $85 million in worldwide home video sales and an $82 million increase in made for theatrical television license fees. For the three months, the increase in revenues from television product is attributable to a $63 million increase in home video sales and an increase in worldwide license fees of $21 million. For the six months, the increase in revenues was led by television product revenue, which is attributable to an increase in worldwide license fees of $523 million and a $164 million

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

increase in home video sales. For the six months, revenue from theatrical product included an increase of $165 million in worldwide home video sales, $61 million of higher worldwide theatrical film rentals and a $32 million increase in made for theatrical television license fees.

     For the three and six months ended June 30, 2004, the increase in worldwide theatrical film revenues was attributable primarily to international overages associated with The Lord of the Rings: The Return of the King and the success of Harry Potter and the Prisoner of Azkaban and Troy. For the three and six months, the increase in theatrical home video sales is primarily attributable to key second quarter releases, including The Lord of the Rings: The Return of the King, The Matrix Revolutions and The Last Samurai. In addition, the six-month period benefited from a strong first quarter home video release slate at New Line, which included Freddy vs. Jason and The Texas Chainsaw Massacre. Additionally, theatrical revenues increased for the three and six months due primarily to the network television availability of Harry Potter and the Sorcerer’s Stone during the second quarter of 2004. For the three and six months ended June 30, 2004, the increase in made for television home video sales was attributable to an increased number of series now sold in this format, including such television properties as Friends, Babylon 5 and Smallville. The increase in television worldwide license fees for the six months ended June 30, 2004 was primarily attributable to the third cycle syndication continuance license arrangements for Seinfeld, an increase in the number of television episodes produced and delivered and increased network fees associated with two long-running series.

     Other revenues increased primarily due to the consolidation of the results of Warner Village in 2004 as previously discussed, which contributed $21 million and $55 million of Other revenues during the three and six months, respectively. The Company’s U.K. cinema interests, which were sold in the second quarter of 2003, contributed Other revenues of $17 million and $46 million, respectively, for the three and six months ended June 30, 2003.

     The increase in costs of revenues was primarily related to increased film costs ($1.524 billion and $3.052 billion for the three and six months ended June 30, 2004 compared to $1.261 billion and $2.496 billion for the three and six months ended June 30, 2003, respectively) as well as higher marketing and distribution costs. The increase in film costs for the three months resulted primarily from the quantity and mix of films released in the quarter, including the home video release of The Lord of the Rings: The Return of the King and the theatrical releases of Harry Potter and the Prisoner of Azkaban and Troy, partially offset by lower valuation adjustments. In addition to the above, the increase for the six months reflects increased production of new episodic television series (new series are generally produced at a cost in excess of their network license fees). Marketing and distribution costs increased for the three and six months due to the quantity and mix of films released during the periods. Costs of revenues as a percentage of revenues decreased to 75% for the three months ended June 30, 2004 from 76% for the three months ended June 30, 2003, and to 74% for the six months ended June 30, 2004 compared to 77% for the six months ended June 30, 2003, reflecting improved contributions from theatrical and television products.

     For the three months ended June 30, 2004, selling, general and administrative costs increased due to additional headcount and merit increases. In addition, there were additional costs resulting from the consolidation of Warner Village. For the six months ended June 30, 2004, the increase in selling, general and administrative expenses also reflects additional distribution fees associated with the off-network television syndication of Seinfeld and the items described above.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the Company recorded a $43 million gain on the sale of its interest in U.K. cinemas, which previously had been consolidated, during the second quarter of 2003.

     Operating Income before Depreciation and Amortization includes increased total revenues, which was partially offset by increases in costs of revenue, selling, general and administrative expenses and the absence of the gain on disposal of a consolidated business as discussed above. Included in Operating Income before Depreciation and Amortization for the three and six months of 2004 is $2 million and $12 million, respectively, resulting from the consolidation of Warner Village.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The increase in Operating Income was due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization described above.

     The Company anticipates the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income will be slower during the remainder of 2004 in comparison to that experienced in the first-half of 2004 due to difficult comparisons in theatrical results, including the home video release of The Lord of the Rings: The Two Towers, which occurred in the third quarter of 2003 compared to the second quarter of 2004 release of The Lord of the Rings: The Return of the King.

     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,303	$1,143	14%	$2,537	$2,262	12%
Advertising	817	772	6%	1,451	1,338	8%
Content	224	195	15%	508	551	(8%)
Other	34	45	(24%)	77	96	(20%)

Total revenues	2,378	2,155	10%	4,573	4,247	8%
Costs of revenues(a)	(1,282)	(1,198)	7%	(2,417)	(2,402)	1%
Selling, general and administrative(a)	(435)	(420)	4%	(753)	(800)	(6%)
Impairment of intangible assets	—	(178)	NM	—	(178)	NM
Loss on sale of assets	—	—	—	(7)	—	NM
Restructuring charges	—	—	—	—	(8)	NM

Operating Income before Depreciation and Amortization	661	359	84%	1,396	859	63%
Depreciation	(51)	(47)	9%	(100)	(92)	9%
Amortization	(8)	(9)	(11%)	(11)	(12)	(8%)

Operating Income	$602	$303	99%	$1,285	$755	70%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     The increase in Subscription revenues for the three and six months ended June 30, 2004 was due primarily to higher subscription rates and an increase in the number of subscribers at both Turner and HBO. In addition, due to the favorable resolution of certain contractual agreements at both Turner and HBO, approximately $50 million of previously deferred revenues were recognized when the fees became fixed and determinable in the second quarter of 2004.

     The increase in Advertising revenues for the three and six months ended June 30, 2004 was driven primarily by higher CPMs and sellouts at Turner’s entertainment networks.

     The increase in Content revenues for the three months ended June 30, 2004 was primarily due to higher ancillary sales of HBO’s original programming. This increase was partially offset by the absence of revenues from the winter sports teams, which were sold at the end of the first quarter of 2004. The winter sports teams contributed $11 million of Content revenues for the three months ended June 30, 2003. For the six months ended June 30, 2004, the decrease in Content revenues was primarily due to the success of HBO’s first quarter 2003 home video release of My Big Fat Greek Wedding and the absence of the second quarter winter sports teams’ Content revenues, partially offset by higher 2004 ancillary sales of HBO’s original programming and higher license fees and syndication revenues from Everybody Loves Raymond.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Other revenues declined for the three and six months ended June 30, 2004 due to the sale of the winter sports teams in the first quarter of 2004.

     Costs of revenues increased 7% and as a percentage of revenues was 54% and 56% for the three months ended June 30, 2004 and 2003, respectively. Costs of revenues increased 1% and as a percentage of revenues was 53% and 57% for the six months ended June 30, 2004 and 2003, respectively. Programming costs increased to $967 million for the three months ended June 30, 2004 as compared to $867 million for the three months ended June 30, 2003 and to $1.708 billion for the six months ended June 30, 2004 from $1.631 billion for the six months ended June 30, 2003. The increase in programming expenses for the three and six months is primarily due to an increase in sports programming costs at Turner, principally NBA rights costs, and higher theatrical film and original series costs at HBO. Costs of revenues for the quarter ended June 30, 2004 benefited from the sale of the winter sports teams in March 2004 and a reduction in player payroll at the Atlanta Braves. For the six months, costs of revenues reflected lower distribution costs associated with the decrease in HBO’s Content revenues noted above, a significant reduction in the costs associated with the war in Iraq at Turner’s news networks and a reduction in player payroll at the Atlanta Braves.

     Selling, general and administrative costs increased for the three months ended June 30, 2004, primarily due to higher marketing and promotion expenses to support new programming initiatives and network branding at Turner’s domestic entertainment networks and higher general and administrative costs across the networks, partially offset by a decline in marketing expenses at HBO and a $41 million reduction of bad debt expense. For the six months ended June 30, 2004, the decrease in selling, general and administrative expenses is primarily related to a $101 million decrease in bad debt expense, partially offset by higher general and administrative costs, which included in 2003 a favorable litigation settlement at Turner. The reduction of bad debt expense reflects the 2004 reversal of approximately $14 million and $75 million for the three and six months, respectively, of bad debt reserves at Turner and HBO on receivables from Adelphia Communications (“Adelphia”), a major cable operator that declared bankruptcy in 2002, and incremental second quarter 2003 bad debt charges at Turner related to certain cable operators. During the second quarter of 2004, the Company sold a portion of its Adelphia receivables to a third party investor and also collected a portion of its remaining receivables from Adelphia.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the six months ended June 30, 2004 include a $7 million pretax loss on the sale of the winter sports teams, and the three and six months ended June 30, 2003 included a $178 million impairment charge at Turner related to the writedown of intangible assets of the winter sports teams. The six months ended June 30, 2003 also included $8 million of restructuring costs at Turner.

     Operating Income before Depreciation and Amortization improved for the three and six months ended June 30, 2004 due to the increased revenues and changes in costs, including the 2003 impairment charge, as described above.

     For the three and six months ended June 30, 2004, Operating Income increased primarily due to the changes in Operating Income before Depreciation and Amortization.

     The previously announced sale of the winter sports teams was completed on March 31, 2004. The winter sports teams had revenues of $66 million, an Operating Loss before Depreciation and Amortization of $8 million and an Operating Loss of $8 million for the three and six months ended June 30, 2004 compared to $25 million of revenues, an Operating Loss before Depreciation and Amortization of $7 million and an Operating Loss of $8 million for the three months ended June 30, 2003 and $94 million of revenues, an Operating Loss before Depreciation and Amortization of $16 million and an Operating Loss of $18 million for the six months ended June 30, 2003. For the full year of 2003, the winter sports teams contributed approximately $160 million of revenues, an Operating Loss before Depreciation and Amortization of $35 million and an Operating Loss of $37 million.

     The Company anticipates that for the remainder of 2004, the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income, excluding the impact of the $219 million non-cash impairment charge incurred in 2003 related to the winter sports teams, will be lower than that experienced in the first six months. The lower rate of growth results from the absence of the approximate $75 million reversal of bad

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

debt reserves on receivables from Adelphia and the approximate $50 million benefit from the favorable resolution of certain contractual agreements as previously discussed, as well as the absence of an approximate $45 million benefit from the favorable resolution of certain contractual agreements recognized in the third quarter of 2003. In addition, the Company anticipates an increase in programming and marketing expenses, higher newsgathering costs associated with the political conventions and elections and more difficult advertising revenue comparisons to the second half of 2003.

     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
	(millions)			(millions)
Revenues:
Subscription	$451	$394	14%	$746	$695	7%
Advertising	716	651	10%	1,237	1,171	6%
Content	126	130	(3%)	235	243	(3%)
Other	178	246	(28%)	341	464	(27%)

Total revenues	1,471	1,421	4%	2,559	2,573	(1%)
Costs of revenues(a)	(556)	(559)	(1%)	(1,064)	(1,076)	(1%)
Selling, general and administrative(a)	(558)	(527)	6%	(976)	(1,002)	(3%)
Impairment of goodwill and intangible assets	—	(99)	NM	—	(99)	NM
Gain on sale of assets	—	—	NM	8	—	NM
Merger and restructuring charges	—	(6)	NM	—	(18)	NM

Operating Income before Depreciation and Amortization	357	230	55%	527	378	39%
Depreciation	(33)	(25)	32%	(63)	(52)	21%
Amortization	(36)	(41)	(12%)	(74)	(81)	(9%)

Operating Income	$288	$164	76%	$390	$245	59%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     For the three and six months ended June 30, 2004, Subscription revenues increased due to a decrease in subscription allowances (which are netted against revenue), due in part to timing, and the favorable effects of foreign currency exchange rates.

     For the three and six months ended June 30, 2004, Advertising revenues increased due to growth at several publications including Fortune, In Style, Real Simple, Sports Illustrated, and Time. The Company anticipates that the recent recovery in Advertising revenues will continue into the second half of 2004.

     Content and Other revenues declined primarily due to the sale of Time Life at the end of 2003, which contributed $10 million and $20 million, respectively, of Content revenues and $77 million and $153 million, respectively, of Other revenues for the three and six months ended June 30, 2003. Excluding Time Life, Content and Other revenues increased due to growth at the other direct marketing businesses.

     The sale of Time Life will continue to negatively impact Content and Other revenues in 2004, as Time Life contributed total Content revenues of $40 million and Other revenues of $312 million in 2003.

     Costs of revenues declined for the three and six months ended June 30, 2004 primarily as a result of the sale of Time Life in 2003, which had $35 million and $74 million of costs for the three and six months, respectively. Excluding Time Life, costs of revenues increased 6% for both the three and six months, and, as a percentage of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

revenues, was 38% and 39% for the three months of 2004 and 2003, respectively, and 42% for both the six months of 2004 and 2003, respectively. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 10% to $448 million and 6% to $835 million for the three and six months ended June 30, 2004, respectively, due primarily to an increase in ad pages, the effects of foreign currency exchange rates and magazine launch-related costs. This increase was partially offset by a decline in costs at the Time Warner Book Group.

     Selling, general and administrative expenses included $64 million and $128 million of costs associated with Time Life for the three and six months ended June 30, 2003, respectively. Excluding Time Life, selling, general and administrative expenses increased 21% and 12% for the three and six months, respectively, primarily due to the timing of consumer promotions and magazine launch-related costs. The second quarter of 2003 also benefited from the reversal of a $12 million reserve for health and welfare plans and the reversal of a $12 million accrual that was no longer required for an outstanding legal matter.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the six-months of 2004 results reflect an $8 million pretax gain on the sale of a building and the three and six months ended June 30, 2003 results included a $99 million impairment charge related to goodwill and intangible assets at the Time Warner Book Group and $6 million and $18 million, respectively, of restructuring costs.

     Excluding the 2004 first quarter gain on the sale of a building, the 2003 impairment charges of goodwill and intangible assets, the losses at Time Life and restructuring charges in 2003, Operating Income before Depreciation and Amortization increased $10 million for the three months ended June 30, 2004 and decreased $5 million for the six months ended June 30, 2004 and Operating Income increased $6 million for the three months ended June 30, 2004 and decreased $12 million for the six months ended June 30, 2004. The increase in the three months primarily reflects an increase in overall revenues and the favorable effects of foreign currency exchange rates, partially offset by a $7 million increase in magazine launch-related costs associated with the launch of one new magazine and the development of three others and the effects of the 2003 accrual reversals totaling $24 million described above. The decrease for the six months reflects magazine launch-related costs of $17 million and the effects of the 2003 accrual reversals totaling $24 million described above, partially offset by an increase in overall revenues.

FINANCIAL CONDITION AND LIQUIDITY

Current Financial Condition

     At June 30, 2004, Time Warner had $24.3 billion of debt, $6.2 billion of cash and equivalents (net debt of $18.1 billion, defined as total debt less cash and equivalents) and $58.1 billion of shareholders’ equity, compared to $25.7 billion of debt, $3.0 billion of cash and equivalents (net debt of $22.7 billion) and $56.0 billion of shareholders’ equity at December 31, 2003.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Debt Reduction Program

     In January 2003, the Company announced its intention to reduce its overall level of indebtedness. Specifically, the Company indicated its intention was to reduce consolidated net debt to approximately $20 billion by the end of 2004.

     The following table shows the change in net debt from December 31, 2003 to June 30, 2004 (in millions):

Net debt at December 31, 2003	$22,705
Free Cash Flow	(1,743)
Net proceeds from sale of WMG(a)	(2,501)
All other	(375)

Net debt at June 30, 2004(b)	$18,086

(a)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.

(b)	Included in the net debt balance is approximately $322 million, the net fair value adjustment recognized as a result of the America Online-Historic TW merger.

     With the receipt of the proceeds upon the closing of the sale of the Company’s recorded music and music publishing businesses in the first quarter of 2004, as well as the generation of significant Free Cash Flow, the Company achieved its previously announced net debt reduction target in the first quarter, almost a full year ahead of schedule.

     As previously discussed, the Company has agreed to (i) purchase Advertising.com for $435 million (net of cash acquired), (ii) purchase the 60% of Urban Cable it currently does not own for $53 million plus the assumption of $58 million in debt, and (iii) sell its 30.6% ownership stake in VIVA and its 49% stake in VIVA Plus to Viacom for approximately 109 million Euros (approximately $132 million) in cash. The purchase of Advertising.com closed on August 2, 2004 and the remaining transactions are expected to close in the third quarter of 2004.

     The Company employs a disciplined approach to pursuing investment opportunities. Depending upon the timing and magnitude of future incremental investments, the Company’s net debt may continue to decline due to the prospective generation of Free Cash Flow.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cash Flows

     Cash and equivalents increased to $6.226 billion as of June 30, 2004 from $3.040 billion as of December 31, 2003. See below for a discussion of the change.

Operating Activities

     Sources of cash provided by operations are as follows:

	Six Months Ended June 30,
	2004	2003
	(millions)
Operating Income before Depreciation and Amortization	$5,042	$3,901
Net interest payments(a)	(805)	(854)
Net income taxes paid(b)	(267)	(271)
Adjustments relating to discontinued operations(c)	120	199
Merger and restructuring payments	(74)	(190)
Domestic qualified pension plan contributions	—	(279)
Microsoft Settlement	—	750
Cash paid for litigation settlement	—	(391)
All other, including working capital changes	(710)	930

Cash provided by operations	$3,306	$3,795

(a)	Includes interest income received of $42 million and $38 million in 2004 and 2003, respectively.

(b)	Includes income tax refunds received of $25 million and $9 million in 2004 and 2003, respectively.

(c)	Includes net income (loss) from discontinued operations of $110 million and $(31) million in 2004 and 2003, respectively. Amounts also include working capital related adjustments associated with discontinued operations of $10 million and $230 million in 2004 and 2003, respectively.

     Cash provided by operations decreased to $3.306 billion in 2004 compared to $3.795 billion in 2003. The decrease in cash provided by operations is related primarily to a reduction in cash provided by working capital, a reduction in cash relating to discontinued operations and the absence of net cash received from litigation settlements in 2003, partially offset by higher Operating Income before Depreciation and Amortization and a reduction in domestic qualified pension plan contributions and merger and restructuring payments. The changes in working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The reduction in working capital included higher collections in 2003 and the timing of billings in 2004 of accounts receivable at the Filmed Entertainment segment.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Investing Activities

     Sources of cash provided by investing activities are as follows:

	Six Months Ended June 30,
	2004	2003
	(millions)
Investments and acquisitions, net of cash acquired:
Synapse(a)	$(120)	$(40)
The WB Network	—	(128)
Consolidation of AOLA(b)	33	—
All other, principally funding of joint ventures	(126)	(186)
Investments and acquisitions, net from discontinued operations	—	(34)
Capital expenditures and product development costs from continuing operations	(1,341)	(1,220)
Capital expenditures and product development costs from discontinued operations	—	(43)
Proceeds from sale of investment in Hughes	—	783
Proceeds from sale of investment in Comedy Central	—	1,225
Proceeds from the sale of other available-for-sale securities	32	126
Net proceeds from the sale of WMG(c)	2,501	—
All other investment proceeds	139	154

Cash provided by investing activities	$1,118	$637

(a)	Represents purchase of additional interest in Synapse Group Inc.

(b)	Represents cash balance of AOLA upon consolidation.

(c)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.

     Cash provided by investing activities increased to $1.118 billion in 2004 from $637 million in 2003. The increase in cash provided by investing activities is due primarily to the net proceeds received from the sale of WMG in 2004, partially offset by $783 million of cash proceeds related to the sale of the Company’s investment in Hughes and $1.225 billion of cash proceeds related to the sale of the Company’s investment in Comedy Central during 2003 and an increase in capital expenditures and product development costs during 2004.

Financing Activities

     Sources of cash used by financing activities are as follows:

	Six Months Ended June 30,
	2004	2003
	(millions)
Borrowings	$1,489	$1,843
Debt repayments	(2,865)	(5,216)
Redemption of mandatorily redeemable preferred securities of a subsidiary	—	(813)
Proceeds from exercise of stock options	224	191
Principal payments on capital leases	(102)	(67)
Other financing activities	16	(26)

Cash used by financing activities	$(1,238)	$(4,088)

     Cash used by financing activities was $1.238 billion in 2004 compared to $4.088 billion in 2003. The decrease in cash used by financing activities was due principally to incremental debt repayments in 2003 as part of the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Company’s debt reduction program and the 2003 redemption of mandatorily redeemable preferred securities of a subsidiary.

     In the first six months of 2004, the Company purchased and retired $136 million (approximately $219 million face value) of AOL Zero-Coupon Convertible Subordinated Notes, (“Zero-Coupon Notes”), repaid $250 million of 7.4% senior notes that were due in 2004 and exercised the call option on $200 million of 8.4% senior debentures due in 2024.

     Included in debt due within one year is approximately $1.2 billion of Zero-Coupon Notes. The holders of the Zero-Coupon Notes can require the Company to purchase the Zero-Coupon Notes on December 6, 2004. On or after December 6, 2004, the Company has the right to redeem all or a portion of the Zero-Coupon Notes at any time. Management currently expects a significant portion of holders will exercise their right to redeem the Zero-Coupon Notes.

Free Cash Flow

     Time Warner evaluates operating performance based on several measures, including Free Cash Flow. Free Cash Flow is cash provided (used) by operations (as defined by accounting principles generally accepted in the United States) less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s ability to reduce debt and make strategic investments. Free Cash Flow should be considered in addition to, and not as a substitute for, the Company’s various cash flow measures (e.g., cash provided by operations) reported in accordance with accounting principles generally accepted in the United States.

     The following table provides a reconciliation from the Company’s cash provided by operations to Free Cash Flow.

	Six Months Ended June 30,
	2004	2003
	(millions)
Cash provided by operations	$3,306	$3,795
Capital expenditures and product development costs	(1,341)	(1,263)
Principal payments on capital leases	(102)	(67)

Free Cash Flow including discontinued operations	1,863	2,465
Less: Free Cash Flow from discontinued operations	(120)	(156)

Free Cash Flow	$1,743	$2,309

Long-Term Debt and Other Financing Arrangements

Time Warner Credit Agreements

     On June 30, 2004, Time Warner amended and restated its existing $6.0 billion unsecured revolving credit facility and terminated its $1.5 billion 364-day revolving credit facility. The Company now has a $7.0 billion unsecured five-year revolving credit facility with a maturity date of June 30, 2009 (the “TW Facility”). The permitted borrowers under the TW Facility are Time Warner and Time Warner Finance Ireland. The obligations of both Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW, Turner Broadcasting System, Inc., and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are guaranteed by Time Warner.

     Borrowings under the TW Facility bear interest at rates determined by the credit rating of Time Warner, which interest rate is currently LIBOR plus 0.39%. In addition, the borrowers are required to pay a facility fee on the aggregate commitments under the TW Facility at a rate determined by the credit rating of Time Warner, which rate is currently 0.11% per annum. The borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the TW Facility if and when the aggregate outstanding loans and other extensions of credit exceed 50% of the aggregate committed amounts thereunder.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The TW Facility provides same-day funding and multi-currency capability. The TW Facility contains a maximum leverage ratio covenant of 4.5 times consolidated EBITDA of Time Warner and an interest coverage covenant of 2.0 times consolidated cash interest expense of Time Warner. Each of these ratios and related financial metrics are defined in the agreement. At June 30, 2004, the Company was in compliance with all of these covenants. The TW Facility does not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes, including issuances of letters of credit, and unused credit is available to support commercial paper borrowings.

As of June 30, 2004, there were no borrowings outstanding under the TW Facility.

Commercial Paper Program

     In the second quarter of 2004, TWC Inc. established a $2.0 billion unsecured commercial paper program. Time Warner Entertainment Company, L.P. (“TWE”). TWE continues to maintain its own $1.5 billion unsecured commercial paper program, although the combined total of the unsecured notes outstanding at any time under these commercial paper programs (the “Notes”) may not exceed $3.0 billion. TWC Inc. is a guarantor of Notes issued by TWE, and TWE is a guarantor of Notes issued by TWC Inc. In addition, Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of the Company, but not subsidiaries of TWC Inc. or TWE) have each guaranteed a pro rata portion of the obligations under the Notes, although there are generally no restrictions on the ability of Warner Communications Inc. and American Television and Communications Corporation to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors. The Notes rank pari passu with TWC Inc.’s other unsecured senior indebtedness.

Capital Expenditures and Product Development Costs

     Time Warner’s total capital expenditures and product development costs were $1.341 billion for the six months ended June 30, 2004 compared to $1.263 billion for the six months ended June 30, 2003. Capital expenditures and product development costs principally relate to the Company’s Cable segment, which had capital expenditures of $718 million in the six months ended June 30, 2004 and $773 million in the six months ended June 30, 2003.

     The Cable segment’s capital expenditures are comprised of the following categories:

	Six Months Ended June 30,
	2004	2003
	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$348	$371
Scalable infrastructure	66	66
Line extensions	105	89
Upgrade/rebuild	54	98
Support capital	145	149

Total capital expenditures	$718	$773

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner’s Filmed Entertainment companies was approximately $3.7 billion at June 30, 2004 and $3.9 billion at December 31, 2003, including amounts relating to the licensing of film product to Time Warner’s Networks segment of approximately $783 million at June 30, 2004 and $740 million at December 31, 2003.

Selected Investment Information

Cable Joint Ventures

     On May 1, 2004, the Company completed the previously announced restructuring of two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), a 50-50 joint venture between Comcast and TWE serving approximately 299,000 basic video subscribers as of June 30, 2004, and Texas Cable Partners, L.P. (“TCP”), a 50-50 joint venture between Comcast and the TWE-Advance/Newhouse Partnership (“TWE-A/N”) serving approximately 1.2 million basic video subscribers as of June 30, 2004. The Company accounts for its investment in these joint ventures using the equity method. Under the restructuring, KCCP was merged into TCP, which was renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership is owned 50% by Comcast and 50% collectively by TWE and TWE-A/N. Beginning any time after June 1, 2006, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and south Texas systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the dissolution would own the remaining pool of systems and any debt associated with that pool.

Google Inc.

     As previously reported, America Online holds approximately 7.4 million shares of Series D Preferred Stock of Google Inc. that it received through the exercise of a warrant for approximately $22 million. Each share will convert automatically into a share of Class B Common Stock upon Google’s completion of an initial public offering that generates at least a specified amount. Google has filed a registration statement for an initial public offering that would generate more than the specified amount based on Google’s anticipated per share offering price range. Google is permitting America Online and certain other investors to include a portion of their holdings in the shares anticipated to be sold in the offering and, in its amended registration statement filed on July 26, 2004, Google listed America Online as a selling stockholder of up to 743,745 shares, and up to an additional 867,149 shares if the underwriters’ full overallotment option is exercised. The Company cannot predict when Google’s proposed initial public offering will be completed. Assuming the offering is completed, America Online will be subject to restrictions on transfer of further shares pursuant to lock-up arrangements in connection with the offering. In addition, America Online will be subject to restrictions on any further transfers in the future under applicable securities laws unless sales are made either pursuant to a registration statement or under exemptions from registration.

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

     The Company’s America Online business faces substantial competition in maintaining and growing its subscriber base, in developing compelling products and services, and in increasing revenues from sources other than fees for the AOL service, and if America Online is unable to meet its competitive challenges, the Company’s financial results could be adversely affected. During the last several years, the online services industry has been changing from one in which the only way for a household to access the Internet was through narrowband (i.e., telephone “dial-up”) Internet access provided by Internet service providers to one in which households can access the Internet through a variety of connection methods, such as cable modems, DSL or wireless connections offered by a number of different providers, including Internet service providers, cable companies and telephone and other telecommunications companies. As a result, significant price and service competition exists. Due to this increased competition, maintaining and growing the AOL service subscriber base and the fees charged to subscribers have become increasingly difficult. America Online has incurred losses in subscribers throughout 2003 and in the first six months of 2004. The losses were due to a number of factors, which include the maturing of the narrowband Internet access business and the significant competition America Online faces for subscribers both in the narrowband and broadband arenas, as well as actions taken to remove non-paying subscribers pursuant to America Online’s strategy of focusing on member profitability.

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

     With respect to “dial-up” narrowband Internet access, America Online faces significant competition from other Internet service providers, particularly those with low-price offerings. To meet this competition through ways other than price reductions, America Online has focused on improving the quality of features and content provided on its flagship AOL service to seek, to attract and retain narrowband Internet users, including introducing customized services targeted for kids (KOL) and teens (RED). America Online also operates lower-priced Internet services to compete with the low-price ISPs. It is too early to determine whether these actions will be successful in retaining existing and attracting new narrowband subscribers.

     During 2003, America Online actively marketed its AOL for Broadband price plans. For subscribers with a broadband connection, AOL provides specialized content and features. With the exception of an insignificant number of test plans, the one feature unique to AOL for Broadband price plans is simultaneous usage of the AOL service under multiple screen names. America Online initially focused on offering a “bundled” service that combined the AOL service with high-speed Internet access provided by third-party broadband Internet access providers such as cable companies and telephone companies. Due primarily to lower prices charged by other broadband Internet access providers, as well as to address geographic areas in which it did not have arrangements with broadband Internet access providers, America Online has changed its strategy to a “BYOA” strategy, offering various bring-your-own-broadband-access plans. Under this strategy, members purchase broadband Internet access through another service provider and then subscribe to the AOL service at a monthly subscription fee that includes unlimited access to the AOL service via the third-party broadband connection and, depending on the price plan, either a limited or an unlimited amount of narrowband Internet access provided by AOL. For this BYOA strategy to be successful in maintaining and increasing subscribers, the AOL for Broadband product must be compelling enough that users (whether they are existing AOL members who are moving from narrowband to broadband Internet

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

service or new members) are willing to pay an additional fee on top of their third-party broadband Internet access cost for the AOL for Broadband product. While America Online has experienced a positive initial reaction to its BYOA broadband product, it believes it will need to continue to enhance the broadband product to differentiate it from and compete with the offerings from other broadband online services, and provide enough value and quality to attract and retain subscribers, and there is no assurance that America Online will be successful in doing so or will be able to do so at the current price levels.

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

     It is relatively early in the process of introducing the AOL for Broadband product and the BYOA pricing plans, and although the initial reaction has been positive, it may not be indicative of longer-term response rates. In addition, as AOL members test broadband Internet products and pricing plans, AOL may see subscriber shifts among various price plans. This movement could result in increases or decreases in the number of subscribers to various pricing plans, as well as change the relative mix of members in narrowband and broadband plans. For example, during the first six months of 2004, most of the net additions to the BYOA pricing plans were to a relatively new $24.95 premium BYOA price plan that includes unlimited third-party broadband or narrowband Internet access as well as unlimited narrowband Internet access provided by AOL. Most of the additional subscribers to this BYOA plan have migrated from AOL’s narrowband service. Because AOL classifies its broadband and narrowband members on the basis of the price plan marketed by AOL and selected by the member, rather than the connection speed or method, a member’s classification may not reflect the member’s actual connection method.

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

     America Online faces risks relating to the expiration of the Internet Tax Freedom Act and other tax risks related to changes in or interpretations of federal, state and local laws and regulations. The taxation of online and Internet access service providers is currently unsettled in many respects. In that regard, a number of proposals have been made at the federal, state and local levels that could impose taxes on Internet access. It is also possible that new interpretations of existing statutes could occur as taxing authorities consider these proposals. Further, the Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet access, expired in November 2003. At present, both the House of Representatives and Senate have passed bills that would extend the moratorium with retroactive effect to November 1, 2003. However, the legislation has not yet made it through conference committee. If the legislation is not passed ultimately or if the provisions of this new legislation allow for increased levels of state taxing authority, America Online’s results of operations could be adversely impacted. In addition, future state and local tax laws or interpretations of existing laws imposing taxes on Internet access could also adversely impact America Online’s results of operations.

     The Company’s Cable segment has begun providing voice services over its cable systems and faces risks inherent to entering into a new line of business, from competition, and from regulatory actions or requirements. TWC Inc. intends to rollout its Digital Phone service in all of its operating divisions during 2004. Coordinating the rollout of a product with which it has only limited operating experience may present significant challenges. First, although TWC Inc. has introduced the service in a number of operating areas, it remains a relatively new technology. Furthermore, the Digital Phone service depends upon interconnection and related services provided by certain third parties. TWC Inc. may encounter unforeseen difficulties as it introduces the product in new operating areas or increases the scale of its offering in areas in which it has launched. Second, TWC Inc. will face heightened customer expectations for the reliability of voice services as compared with video and high-speed data services. TWC Inc. will need to undertake significant training of customer service representatives and technicians. If the service is not sufficiently reliable or TWC Inc. otherwise fails to meet customer expectations, the Digital Phone business could be impacted adversely. Third, the competitive landscape for voice services is expected to be intense, with TWC Inc. facing competition from other providers of VoIP services, as well as regional incumbent telephone companies, cellular telephone service providers, and others, including established long distance companies. The regional incumbent telephone companies have substantial capital and other resources, as well as longstanding customer relationships. Some of these companies have entered into co-marketing arrangements with direct-to-home

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

satellite service providers to offer video services (and, in the future, could offer video services on their own) together with their telephone and DSL offerings. Such bundled offerings by telephone companies may compete with TWC Inc.’s offerings and could adversely impact TWC Inc. Finally, the Company expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on the Cable segment’s voice business and operations.

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

     Ongoing investigations by the Securities and Exchange Commission and the Department of Justice and pending shareholder litigation could affect Time Warner’s operations. The SEC and the DOJ are investigating the Company’s financial reporting and disclosure practices. As of August 4, 2004, there were 41 putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties pending against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that Time Warner made material misrepresentations and/or omissions of material facts in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. There are also actions filed by individual shareholders pending in federal and state courts. The Company is unable to predict the outcome of the SEC and DOJ investigations and the pending shareholder litigation. The Company is incurring expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against the Company, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See “Other Key 2004 Developments — SEC and DOJ Investigations.”

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

     For Time Warner’s AOL business:

•	the ability to successfully implement its business strategy;

•	the ability to develop new products and services to remain competitive;

•	the ability to differentiate its products and services from its competitors;

•	the ability to develop, adopt or have access to new technologies;

•	the ability to successfully implement its broadband and multiband strategy;

•	the ability to have access to distribution channels controlled by third parties;

•	the ability to manage its subscriber base profitably;

•	the ability to provide adequate server, network and system capacity;

•	the risk of business interruption caused by computer viruses, worms or other malicious activity, weather events, natural disasters, terrorist attacks, third-party supplier failures, or unforeseen events;

•	the risk of unanticipated increased costs for network services;

•	the ability to and cost of maintaining the privacy and security of company and customer information;

•	increased competition from providers of Internet services, including providers of broadband access;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the ability to attract more traditional advertisers to the online advertising medium;

•	the ability to maintain or renew existing advertising or marketing commitments, including the ability to replace large multi-period advertising arrangements with shorter term advertising sales;

•	the risk that the online advertising industry will not improve;

•	the ability to maintain or enter into new electronic commerce, marketing or content arrangements;

•	risks associated with state, local or federal taxation of online services and Internet access providers;

•	risks associated with foreign currency exchange rates;

•	the risks from changes in U.S. and international regulatory environments affecting interactive services; and

•	the ability to reduce losses at the international businesses that are still unprofitable.

     For Time Warner’s cable business:

•	more aggressive than expected competition, including price competition, from other distributors of video programming, including direct to home satellite distributors, regional incumbent telephone companies and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of high-speed data services, including DSL, satellite and terrestrial wireless distributors and from competitors using new technologies;

•	greater than expected increases in programming or other costs, including costs of new products and services, or difficulty in passing such costs to subscribers;

•	increases in government regulation of video programming rates, the programming it must carry or other terms of service;

•	government regulation of other services, such as high-speed data and voice services, including regulation that imposes pole fees for such services;

•	government regulation that dictates the manner in which it operates its cable systems or determines what to offer, such as the imposition of “forced access” rules or common carrier requirements;

•	increased difficulty in obtaining franchise renewals;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital video service, high-speed data service, voice service or video-on-demand, to appeal to enough subscribers or to be available at prices subscribers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers;

•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately;

•	unanticipated funding obligations relating to its cable joint ventures; and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	as TWC Inc. introduces its new Digital Phone service, more aggressive than expected competition, including price competition, from other distributors of voice services, including regional telephone companies, long distance providers, national VoIP providers, wireless distributors and from competitors using new technologies.

     For Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that facilitate theft and unlawful distribution of the Company’s copyrighted works and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop successful business models for the secure delivery of filmed entertainment products in a digital environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;

•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers and increased competition in viewership for broadcast programming due to the increasing number of cable and pay television services;

•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets and the ability to maintain key distribution deals in certain geographic markets; and

•	the ability to maintain an ad supported commercial television model in the face of challenges posed by increased consumer usage of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.

     For Time Warner’s network businesses:

•	greater than expected newsgathering, programming or production costs;

•	increased resistance by cable and satellite distributors to wholesale price increases;

•	the negative impact on premium programmers of greater than anticipated basic cable rate increases to consumers;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cyclicality and to new media technologies;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the negative impact of further consolidation of multiple-system cable operators;

•	theft and unlawful distribution of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership due to an increased number of programming services and/or the increased popularity of alternatives to television.

     For Time Warner’s publishing businesses:

•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new profitable sources of circulation;

•	unanticipated increases in paper, postal and distribution costs;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel;

•	risks associated with foreign currency exchange rates;

•	changes in government regulation of direct marketing;

•	receipt of information identifying debit card purchasers which may require changes in payment acceptance procedures for such purchasers, which could decrease subscription renewals; and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

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

Item 4. Controls and Procedures.

     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. As discussed in this report, the Company began consolidating the financial results of AOLA effective March 31, 2004 pursuant to the requirements of FIN 46. Because the Company does not control AOLA, the Company’s disclosure controls and procedures with respect to information regarding AOLA also are more limited than those for consolidated subsidiaries the Company controls. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Consolidation of Variable Interest Entities” for more information regarding the consolidation of the financial results of AOLA.

     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2004	2003
	(millions, except per share amounts)
ASSETS
Current assets
Cash and equivalents	$6,226	$3,040
Receivables, less allowances of $2.033 and $2.079 billion	4,655	4,908
Inventories	1,422	1,390
Prepaid expenses and other current assets	1,210	1,255
Current assets of discontinued operations	34	1,675

Total current assets	13,547	12,268

Noncurrent inventories and film costs	4,267	4,465
Investments, including available-for-sale securities	3,841	3,770
Property, plant and equipment	12,593	12,559
Intangible assets subject to amortization	3,957	4,229
Intangible assets not subject to amortization	39,656	39,656
Goodwill	39,557	39,459
Other assets	2,866	2,745
Noncurrent assets of discontinued operations	-	2,632

Total assets	$120,284	$121,783

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,284	$1,629
Participations payable	2,371	1,955
Royalties and programming costs payable	1,144	1,022
Deferred revenue	971	1,065
Debt due within one year	3,161	2,287
Other current liabilities	4,903	6,091
Current liabilities of discontinued operations	95	1,574

Total current liabilities	13,929	15,623

Long-term debt	21,151	23,458
Deferred income taxes	14,617	13,291
Deferred revenue	1,504	1,621
Mandatorily convertible preferred stock	1,500	1,500
Other liabilities	3,921	3,950
Minority interests	5,511	5,401
Noncurrent liabilities of discontinued operations	33	901

Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
Time Warner common stock, $0.01 par value, 4.397 and 4.365 billion shares outstanding	44	44
Paid-in capital	155,953	155,578
Accumulated other comprehensive loss, net	(324)	(291)
Accumulated deficit	(97,557)	(99,295)

Total shareholders’ equity	58,118	56,038

Total liabilities and shareholders’ equity	$120,284	$121,783

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions, except per share amounts)
Revenues:
Subscriptions	$5,514	$5,118	$10,769	$10,053
Advertising	1,846	1,678	3,293	3,016
Content	3,237	2,771	6,354	5,348
Other	291	355	598	741

Total revenues(a)	10,888	9,922	21,014	19,158
Costs of revenues(a)	(6,341)	(5,839)	(12,321)	(11,503)
Selling, general and administrative(a)	(2,544)	(2,439)	(4,921)	(4,722)
Restructuring costs	2	(6)	2	(30)
Amortization of intangible assets	(157)	(150)	(311)	(282)
Asset impairments	(10)	(277)	(10)	(277)
Gains on disposal of assets	-	43	1	43

Operating income	1,838	1,254	3,454	2,387
Interest expense, net(a)	(383)	(453)	(787)	(881)
Other income, net	33	1,112	64	1,206
Minority interest expense	(62)	(60)	(118)	(116)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,426	1,853	2,613	2,596
Income tax provision	(544)	(792)	(1,019)	(1,105)

Income before discontinued operations and cumulative effect of accounting change	882	1,061	1,594	1,491
Discontinued operations, net of tax	(105)	3	110	(31)

Income before cumulative effect of accounting change	777	1,064	1,704	1,460
Cumulative effect of accounting change	-	-	34	-

Net income	$777	$1,064	$1,738	$1,460

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.19	$0.24	$0.35	$0.33
Discontinued operations	(0.02)	-	0.02	-
Cumulative effect of accounting change	-	-	0.01	-

Basic net income per common share	$0.17	$0.24	$0.38	$0.33

Average basic common shares	4,561.7	4,500.5	4,555.4	4,491.8

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.19	$0.23	$0.34	$0.33
Discontinued operations	(0.02)	-	0.02	(0.01)
Cumulative effect of accounting change	-	-	0.01	-

Diluted net income per common share	$0.17	$0.23	$0.37	$0.32

Average diluted common shares	4,700.7	4,648.9	4,698.1	4,586.8

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$41	$38	$101	$255
Costs of revenues	(73)	(42)	(116)	(83)
Selling, general and administrative	10	8	18	16
Interest income, net	6	4	11	8

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2004	2003
	(millions)
OPERATIONS
Net income(a)	$1,738	$1,460
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	(34)	-
Depreciation and amortization	1,588	1,514
Amortization of film costs	1,437	1,346
Asset impairments	10	277
Loss on writedown of investments	2	169
Gain on sale of investments, net	(56)	(694)
Equity in losses of investee companies and cash distributions	(7)	52
Changes in operating assets and liabilities, net of acquisitions	(1,382)	(559)
Adjustments relating to discontinued operations	10	230

Cash provided by operations	3,306	3,795

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(213)	(354)
Investments and acquisitions from discontinued operations	-	(34)
Capital expenditures and product development costs from continuing operations	(1,341)	(1,220)
Capital expenditures from discontinued operations	-	(43)
Investment proceeds from available-for-sale securities	32	909
Investment proceeds from discontinued operations	-	6
Other investment proceeds	2,640	1,373

Cash provided by investing activities	1,118	637

FINANCING ACTIVITIES
Borrowings	1,489	1,843
Debt repayments	(2,865)	(5,216)
Redemption of redeemable preferred securities of subsidiary	-	(813)
Proceeds from exercise of stock options	224	191
Principal payments on capital leases	(102)	(67)
Other	16	(26)

Cash used by financing activities	(1,238)	(4,088)

INCREASE IN CASH AND EQUIVALENTS	3,186	344

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,040	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$6,226	$2,074

(a)	Includes net income from discontinued operations of $110 million for the six months ended June 30, 2004 and a net loss of $31 million for the six months ended June 30, 2003.

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited)

	2004	2003
	(millions)
BALANCE AT BEGINNING OF PERIOD	$56,038	$52,817
Net income	1,738	1,460
Other comprehensive loss	(33)	(32)

Comprehensive income	1,705	1,428
Convertible preferred stock issued in connection with the TWE restructuring(a)	-	1,500
Other, principally shares issued pursuant to stock option and benefit plans, including $55 million and $36 million of income tax benefit, respectively	375	254

BALANCE AT END OF PERIOD	$58,118	$55,999

See accompanying notes.

(a)	Effective in the third quarter of 2003, Time Warner adopted FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). As a result, the Company reclassified the convertible preferred stock to liabilities.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company. Time Warner classifies its business interests into five fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video programming, high-speed data and Digital Phone services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television and broadcast networks; and Publishing, consisting principally of magazine and book publishing. Financial information for Time Warner’s various business segments is presented in Note 7.

Warner Village Cinemas S.P.A.

     Warner Village Cinemas S.P.A. (“Warner Village”) is a joint venture arrangement that operates cinemas in Italy and is owned 45% by Warner Bros., 45% by Village Cinemas International Pty. Ltd. (“Village Cinemas”) and 10% by a third-party investor. In April 2004, Warner Bros. and Village Cinemas agreed that: (i) Warner Bros. would control the voting rights associated with Village Cinemas’ 45% interest and (ii) beginning in March 2007 and continuing for one year, Village Cinemas can request that Warner Bros. buy Village Cinemas International’s interest at fair value. In the event Warner Bros. does not agree to buy such interests, both Warner Bros. and Village Cinemas would place their collective interests for sale. If such right is not exercised by Village Cinemas, the voting rights associated with the 45% interest will revert to Village Cinemas in March 2008.

     As a result of controlling Village Cinemas’ voting interest, Warner Bros. began consolidating the results of Warner Village in the second quarter of 2004. As permitted by accounting principles generally accepted in the United States, Warner Village results have been consolidated retroactive to the beginning of the year. For the three and six months of 2004, Warner Village revenues were $23 million and $59 million, respectively, its Operating Income before Depreciation and Amortization was $2 million and $12 million, respectively, and its Operating Income was $0 and $8 million, respectively.

Sale of the Winter Sports Teams

     On March 31, 2004, the Company closed the previously announced agreement to sell an 85% interest in the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and operating rights to Philips Arena, an Atlanta sports and entertainment venue. In addition to the $219 million impairment charge recognized in the second and third quarters of 2003, the Company recorded a $7 million loss on the closing of the sale in the first quarter of 2004.

     Through the date of the sale on March 31, 2004, the winter sports teams and Philips Arena had revenues of $66 million, Operating Loss before Depreciation and Amortization of $8 million, and Operating Loss of $8 million. For the three and six months ended June 30, 2003, the winter sports teams and Philips Arena had revenues of $25 million and $94 million, respectively, Operating Loss before Depreciation and Amortization of $7 million and $16 million, respectively, and Operating Loss of $8 million and $18 million, respectively. For the full year of 2003, the winter sports teams contributed approximately $160 million of revenues, an Operating Loss before Depreciation and Amortization of $35 million and an Operating Loss of $37 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

SEC and DOJ Investigations

     The Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions principally involving the Company’s America Online unit that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. Refer to Note 9, “Commitments and Contingencies — Update on SEC and DOJ Investigations,” and Part II, Item 1 for additional information regarding the investigations.

Basis of Presentation

Reclassifications

     Certain reclassifications have been made to prior-year’s financial information to conform to the current year presentation, including a reclassification impacting the Company and the Filmed Entertainment segment’s operating results to reflect a change in how the Company classifies the accretion of discounts on long-term film licensing arrangements. Previously, the Company classified the accretion of discounts on long-term film licensing arrangements within Operating Income. To become more consistent with what the Company believes to be film industry practice, such accretion is now being classified as a reduction of interest expense, net. The accretion for the three and six months ended June 30, 2004 was $28 million and $53 million, respectively, and for the three and six months ended June 30, 2003 was $25 million and $57 million, respectively. Such reclassifications did not affect Net Income, Cash Provided by Operations or Free Cash Flow.

Discontinued Operations

     As discussed in Note 3, on November 24, 2003, the Company entered into a definitive agreement for the sale of its Warner Music Group’s (“WMG”) recorded music and music publishing businesses for $2.6 billion in cash and an option to reacquire a minority stake in the operations sold. This transaction closed on March 1, 2004. Upon the closing of this transaction, the Company has disposed of its entire music business. Accordingly, the financial condition and results of operations of the Music segment have been reflected as discontinued operations for all periods presented.

Interim Financial Statements

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

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

     In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

stock options granted to employees equals the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Time Warner. Beginning in the first quarter of 2004, for all new option grants, the Company has calculated its volatility assumption using both historical stock volatilities and implied volatilities on traded Time Warner options. The volatility assumption used for the first and second quarter of 2004 was 35% and 34%, respectively.

     Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Time Warner’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(millions, except per share amounts)
Net income, as reported	$777	$1,064	$1,738	$1,460
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(79)	(155)	(151)	(338)

Pro forma net income	$698	$909	$1,587	$1,122

Basic net income per share:
As reported	$0.17	$0.24	$0.38	$0.33

Pro forma	$0.15	$0.20	$0.35	$0.25

Diluted net income per share:
As reported	$0.17	$0.23	$0.37	$0.32

Pro forma	$0.15	$0.20	$0.34	$0.24

New Accounting Principles

Variable Interest Entities

     Pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”), and the revision of FIN 46 (“FIN 46R”) issued in December 2003 to replace FIN 46, the Company began consolidating the operations of America Online Latin America, Inc. (“AOLA”) as of March 31, 2004. AOLA is a publicly traded entity whose significant shareholders include the Company, the Cisneros Group (a private investment company) and Banco Itau (a leading Brazilian bank). AOLA provides online services principally to customers in Brazil, Mexico, Puerto Rico and Argentina. The Company has no obligation to provide additional funding for AOLA’s operations and the creditors of AOLA have no recourse to the Company.

     In accordance with the transition provisions of FIN 46R, the assets and liabilities of AOLA were recorded in the Company’s consolidated balance sheet as of March 31, 2004 in the amounts at which they would have been carried if FIN 46R had been effective when the Company first met the conditions to be considered the primary beneficiary of AOLA. Upon consolidating the balance sheet of AOLA, the Company recorded incremental assets of approximately $85 million and liabilities of $29 million, with the difference of $56 million recognized as the pre-tax cumulative effect of an accounting change ($34 million on an after-tax basis). Prior periods have not been restated. The Company consolidated the operating results of AOLA’s operations commencing April 1, 2004. In order to provide the time necessary to consolidate and evaluate the AOLA financial information, the AOLA financial statements are consolidated by the Company on a one-quarter time lag. For the three months ended June 30, 2004, the Company recognized revenues of $14 million, an Operating Loss before Depreciation and Amortization of $3 million and an Operating Loss of $6 million associated with AOLA.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. MERGER AND RESTRUCTURING COSTS

Merger Costs

     In accordance with accounting principles generally accepted in the United States, Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the merger of America Online, Inc. (“America Online”) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”), or otherwise did not qualify as a liability or cost assumed in a purchase business combination. Merger costs both capitalized and expensed are discussed in more detail in the following paragraphs.

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

     Of the total restructuring accrual, approximately $619 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Historic TW business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 5,700, which was reduced to approximately 3,900 by December 31, 2002 as the remaining terminations were no longer expected to occur. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee was terminated. As of June 30, 2004, out of the remaining liability of $19 million, $15 million was classified as a current liability with the remaining $4 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2007.

     The restructuring accrual also included approximately $412 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company consolidated certain operations and has exited other under-performing operations, including the Studio Stores operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exit activities specifically includes contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. As of June 30, 2004, out of the remaining liability of $33 million, $19 million was classified as a current liability with the remaining $14 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Selected information relating to the merger and restructuring costs included in the allocation of the cost to acquire Historic TW is as follows (in millions):

	Employee	Other
	Termination	Exit Costs	Total
Initial Accruals	$619	$412	$1,031
Cash paid - 2001	(248)	(158)	(406)

Restructuring liability as of December 31, 2001	371	254	625
Cash paid - 2002	(156)	(115)	(271)
Non-cash reductions(a) - 2002	(114)	(34)	(148)

Restructuring liability as of December 31, 2002	101	105	206
Cash paid - 2003(b)	(47)	(28)	(75)
Non-cash reductions(a) - 2003	(26)	(41)	(67)

Restructuring liability as of December 31, 2003	28	36	64
Cash paid - 2004(c)	(9)	(3)	(12)

Restructuring liability as of June 30, 2004	$19	$33	$52

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated. Of the $67 million non-cash reductions in 2003, no reductions were made during the second quarter.

(b)	Of the $75 million paid in 2003, $17 million was paid in the second quarter and $44 million was paid for the six months ended June 30, 2003.

(c)	Of the $12 million paid in 2004, $4 million was paid in the second quarter.

Restructuring Costs

     In addition to the costs of activities related to the America Online-Historic TW Merger, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2003 Restructuring Costs

     For the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $109 million ($6 million of which was expensed in the second quarter and $30 million of which was expensed for the six months ended June 30, 2003), including $52 million at the AOL segment, $21 million at the Networks segment, $21 million at the Publishing segment and $15 million at the Cable segment. Employee termination costs occurred across each of the segments mentioned above and ranged from senior executives to line personnel. The number of employees expected to be terminated was 974. As of the end of the first quarter of 2004, all of the terminations had occurred.

     As of June 30, 2004, out of the remaining liability of $46 million, $19 million was classified as a current liability, with the remaining liability of $27 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Selected information relating to the 2003 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Accruals	$64	$45	$109
Cash paid - 2003(a)	(17)	(1)	(18)

Remaining liability as of December 31, 2003	47	44	91
Cash paid - 2004(b)	(40)	(5)	(45)

Remaining liability as of June 30, 2004	$7	$39	$46

(a)	Of the $18 million paid in 2003, $5 million was paid in the second quarter and six months ended June 30, 2003.

(b)	Of the $45 million paid in 2004, $5 million was paid in the second quarter.

2002 Restructuring Costs

     During the year ended December 31, 2002, the Company incurred and accrued other restructuring costs of $327 million related to various contractual terminations and obligations, including certain contractual employee termination benefits. Of the $327 million of restructuring costs, $266 million related to the AOL segment, $46 million related to the Corporate segment and $15 million related to the Cable segment.

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

In addition, included in the 2002 restructuring charge was approximately $92 million related to work force reductions and employee termination benefits. Employee termination costs occurred across the AOL, Cable and Corporate segments and ranged from senior executives to line personnel. The number of employees expected to be terminated was approximately 1,000. As of December 31, 2002, all terminations had occurred. The remaining $104 million primarily related to contractual termination obligations for items such as lease termination payments and other facility exit costs. During the second quarter of 2004, a $12 million severance accrual, initially established in 2002, was reversed in connection with the settlement of that accrual with the issuance of options to purchase stock of the Company. The obligation related to the option issuance was valued at $10 million and is reflected in shareholders’ equity in the accompanying consolidated balance sheet.

     As of June 30, 2004, out of the remaining liability of $33 million, $14 million was classified as a current liability with the remaining liability of $19 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Selected information relating to the 2002 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Accruals	$92	$235	$327
Cash paid - 2002	—	(79)	(79)

Remaining liability as of December 31, 2002	92	156	248
Cash paid - 2003(a)	(40)	(146)	(186)

Remaining liability as of December 31, 2003	52	10	62
Cash paid - 2004(b)	(13)	(4)	(17)
Non-cash reductions - 2004	(12)	—	(12)

Remaining liability as of June 30, 2004	$27	$6	$33

(a)	Of the $186 million paid in 2003, $48 million was paid in the second quarter and $141 million was paid for the six months ended June 30, 2003.

(b)	Of the $17 million paid in 2004, $4 million was paid in the second quarter.

Other Charges

     In connection with relocating its Corporate headquarters, the Company recorded certain exit costs at the date various floors of the former headquarters facility were no longer being occupied by employees of the Company in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The total charge recognized through June 30, 2004 for exiting the building was approximately $67 million, of which $14 million was recognized in the second quarter of 2004 and is included in operating income in the accompanying consolidated income statement. Of the $67 million charge, approximately $26 million relates to the write-off of an intangible asset recorded in connection with the America Online-Historic TW Merger, representing the favorable terms of the lease relative to market rates at that time. The remaining $41 million primarily relates to the accrual of expected loss on sub-lease of the building, which is expected to be incurred over the remaining term of the lease of approximately ten years, and represents the present value of such obligations. Of the remaining liability at June 30, 2004, $18 million of the accrual is classified as a current liability, with the remaining liability of $23 million classified as a long-term liability in the accompanying balance sheet.

3. SALE OF MUSIC SEGMENT

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

     On November 24, 2003, the Company announced that it had reached a definitive agreement to sell the Company’s WMG recorded music and Warner/Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations to be sold. The option allows Time Warner to purchase a 15% interest in WMG’s recorded music and music publishing operations at any time during the three years following the closing of the transaction or to purchase a 19.9% interest in the event the Investment Group enters into a major music merger transaction with another music business within three years of closing of the transaction and will be accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). To the extent the option is exercised for either the 15% or the 19.9% interest on a gross basis, the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Company would account for its interest using the cost method of accounting. The value of the consideration ascribed to the option was approximately $35 million.

     The transaction closed on March 1, 2004. With the closing of the WMG recorded music and music publishing transaction, the Company has disposed of its music operations. Accordingly, the Company has presented the results of operations and financial condition of the Music segment as discontinued operations for all periods presented.

     The first and second quarter 2004 income/charges recorded relate primarily to adjustments to the initial estimates of the assets sold to, and liabilities assumed by, the acquirors in such transactions and to the resolution of various tax matters surrounding the music business dispositions.

     Financial data of the Music operations, included in discontinued operations for the three and six months ended June 30, 2004 and 2003, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Total revenues	$-	$900	$780	$1,665
Pretax income (loss)	(93)	2	(16)	(48)
Income tax (expense) benefit	(12)	1	126	17
Net income (loss)	(105)	3	110	(31)

     As of June 30, 2004, there are $34 million of assets and $128 million of liabilities associated with the former music operations. The liabilities are principally related to severance and pension obligations to former employees of the Music segment, which were retained by Time Warner. All of the assets and a majority of the liabilities are expected to be collected or paid in the next twelve months.

4. INVESTMENTS

Investment Gains

     During the three and six months ended June 30, 2004, the Company recognized $16 million and $55 million, respectively, of investment related gains. During the three months ended June 30, 2003, the Company recognized $542 million of investment related gains, including a $513 million gain from the sale of the Company’s interest in Comedy Central and a $14 million gain on the sale of the Company’s equity interest in an international theater chain. For the six months ended June 30, 2003, the Company recognized $651 million of investment related gains, including the Comedy Central gain previously noted, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and a $49 million gain from the sale of the Company’s equity interest in certain international theater chains.

     These gains are included in “Other income, net” in the accompanying consolidated statement of operations.

Investment Losses, net

     The Company has recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments.

     For the three and six months ended June 30, 2004, non-cash charges to reflect other-than-temporary declines in the Company’s investments were $6 million and $9 million, respectively. This amount reflects $1 million and $2 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

declines in market value and $5 million and $7 million of losses, respectively, related to market fluctuations in equity derivative instruments.

     For the three and six months ended June 30, 2003, non-cash charges to reflect other-than-temporary declines in the Company’s investments were $151 million and $157 million, respectively. These amounts were comprised of $160 million and $170 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value offset by income of $9 million and $13 million, respectively, to reflect market fluctuations in equity derivative instruments. Included in the second quarter 2003 charge was a writedown of $77 million of the Company’s equity interest in AOL Japan and a $71 million writedown of the Company’s then equity interest in n-tv KG (“NTV-Germany”). These write-downs are included in “Other income, net” in the accompanying consolidated statement of operations.

     As of June 30, 2004, Time Warner has total investments, excluding equity-method investments, with a carrying value of $1.196 billion, for which their estimated fair value exceeded the carrying value by approximately $133 million.

5. INVENTORIES

     Inventories and film costs consist of:

	June 30, 2004	December 31, 2003
	(millions)
Programming costs, less amortization	$2,387	$2,348
Video cassettes, DVD’s, books, paper and other merchandise	419	368
Film costs-Theatrical:
Released, less amortization	907	918
Completed and not released	85	118
In production	863	904
Development and pre-production	40	104
Film costs-Television:
Released, less amortization	588	475
Completed and not released	82	270
In production	312	340
Development and pre-production	6	10

Total inventories and film costs(a)	5,689	5,855
Less current portion of inventory(b)	(1,422)	(1,390)

Total noncurrent inventories and film costs	$4,267	$4,465

(a)	Does not include $3.250 billion and $3.361 billion of net film library costs as of June 30, 2004 and December 31, 2003, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.

(b)	Current inventory as of June 30, 2004 and December 31, 2003 is primarily comprised of programming inventory at the Networks segment ($1.001 billion and $1.022 billion, respectively), books at the Publishing segment ($190 million and $196 million, respectively), videocassettes and DVDs at the Filmed Entertainment segment ($227 million and $167 million, respectively), and general merchandise, primarily at the AOL segment ($4 million and $5 million, respectively).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Time Warner Credit Agreements

     On June 30, 2004, Time Warner amended and restated its existing $6.0 billion unsecured revolving credit facility and terminated its $1.5 billion 364-day revolving credit facility. The Company now has a $7.0 billion unsecured five-year revolving credit facility with a maturity date of June 30, 2009 (the “TW Facility”). The permitted borrowers under the TW Facility are Time Warner and Time Warner Finance Ireland. The obligations of both Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW, Turner Broadcasting System, Inc., and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are guaranteed by Time Warner.

     Borrowings under the TW Facility bear interest at rates determined by the credit rating of Time Warner, which interest rate is currently LIBOR plus 0.39%. In addition, the borrowers are required to pay a facility fee on the aggregate commitments under the TW Facility at a rate determined by the credit rating of Time Warner, which rate is currently 0.11% per annum. The borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the TW Facility if and when the aggregate outstanding loans and other extensions of credit exceed 50% of the aggregate committed amounts thereunder.

     The TW Facility provides same-day funding and multi-currency capability. The TW Facility contains a maximum leverage ratio covenant of 4.5 times consolidated EBITDA of Time Warner and an interest coverage covenant of 2.0 times consolidated cash interest expense of Time Warner. Each of these ratios and related financial metrics are defined in the agreement. At June 30, 2004, the Company was in compliance with all of these covenants. The TW Facility does not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes, including issuances of letters of credit, and unused credit is available to support commercial paper borrowings.

     As of June 30, 2004, there were no borrowings outstanding under the TW Facility.

Commercial Paper Program

     In the second quarter of 2004, Time Warner Cable Inc. (“TWC Inc.”) established a $2.0 billion unsecured commercial paper program. Time Warner Entertainment Company, L.P. (“TWE”) continues to maintain its own $1.5 billion unsecured commercial paper program, although the combined total of the unsecured notes outstanding at any time under these commercial paper programs (the “Notes”) may not exceed $3.0 billion. TWC Inc. is a guarantor of Notes issued by TWE, and TWE is a guarantor of Notes issued by TWC Inc. In addition, Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of the Company, but not subsidiaries of TWC Inc. or TWE) have each guaranteed a pro rata portion of the obligations under the Notes, although there are generally no restrictions on the ability of Warner Communications Inc. and American Television and Communications Corporation to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors. The Notes rank pari passu with TWC Inc.’s other unsecured senior indebtedness.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. SEGMENT INFORMATION

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

     Information as to the operations of Time Warner in each of its business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income before non-cash depreciation of tangible assets and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income by segment. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s 2003 Form 10-K.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Revenues
AOL	$2,177	$2,132	$4,368	$4,329
Cable	2,116	1,923	4,159	3,765
Filmed Entertainment	3,091	2,757	6,078	5,121
Networks	2,378	2,155	4,573	4,247
Publishing	1,471	1,421	2,559	2,573
Intersegment elimination	(345)	(466)	(723)	(877)

Total revenues	$10,888	$9,922	$21,014	$19,158

Intersegment Revenues

     In the normal course of business, the Time Warner segments enter into transactions with one another. The most common types of intersegment transactions include:

•	The Filmed Entertainment segment generating Content revenue by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating Subscription revenue by selling cable network programming to the Cable segment;

•	The Cable segment recognizes Subscription revenue by offering the AOL service to its subscribers;

•	The AOL, Cable, Networks and Publishing segments generating Advertising revenue by cross-promoting the products and services of all Time Warner segments; and

•	The AOL segment generates Other revenue by providing the Cable segment’s customers access to the AOL Transit Data Network for high-speed access to the Internet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     These intersegment transactions are recorded by each segment at fair value as if the transactions were with third parties and, therefore, impact segment performance. However, such intersegment revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Intrasegment transactions are eliminated within the segment’s results. Additionally, transactions between divisions within the same reporting segment (e.g., a transaction between HBO and Turner) are eliminated in arriving at segment performance and therefore do not themselves impact segment results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Intersegment Revenues
AOL	$15	$18	$30	$68
Cable	12	19	26	35
Filmed Entertainment	146	263	334	437
Networks	152	147	295	299
Publishing	20	19	38	38

Total intersegment revenues	$345	$466	$723	$877

     Included in the total intersegment revenues above are advertising revenues, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Intersegment Advertising Revenues
AOL	$3	$2	$5	$35
Cable	2	2	5	4
Filmed Entertainment	-	-	-	-
Networks	20	30	40	54
Publishing	11	10	20	29

Total intersegment advertising revenues	$36	$44	$70	$122

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Operating Income before Depreciation and Amortization(a)
AOL	$487	$431	$976	$835
Cable	817	752	1,567	1,443
Filmed Entertainment	417	382	829	601
Networks	661	359	1,396	859
Publishing	357	230	527	378
Corporate	(112)	(112)	(276)	(213)
Intersegment elimination	10	(7)	23	(2)

Total Operating Income before Depreciation and Amortization	$2,637	$2,035	$5,042	$3,901

(a)	For the three months ended June 30, 2004, Operating Income before Depreciation and Amortization includes a $10 million impairment of property, plant and equipment at the AOL segment and $14 million of costs for Corporate associated with relocating from the Company’s former headquarters. For the six months ended June 30, 2004, Operating Income before Depreciation and Amortization also includes asset gains (losses) of $(7) million for the Networks segment and $8 million for the Publishing segment as well as $67 million of costs for Corporate associated with relocating from the Company’s former headquarters.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(170)	$(177)	$(340)	$(348)
Cable	(355)	(349)	(701)	(679)
Filmed Entertainment	(25)	(23)	(49)	(43)
Networks	(51)	(47)	(100)	(92)
Publishing	(33)	(25)	(63)	(52)
Corporate	(8)	(10)	(24)	(18)

Total depreciation	$(642)	$(631)	$(1,277)	$(1,232)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(41)	$(44)	$(83)	$(83)
Cable	(19)	(2)	(37)	(4)
Filmed Entertainment	(53)	(54)	(106)	(102)
Networks	(8)	(9)	(11)	(12)
Publishing	(36)	(41)	(74)	(81)
Corporate	-	-	-	-

Total amortization	$(157)	$(150)	$(311)	$(282)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Operating Income
AOL	$276	$210	$553	$404
Cable	443	401	829	760
Filmed Entertainment	339	305	674	456
Networks	602	303	1,285	755
Publishing	288	164	390	245
Corporate	(120)	(122)	(300)	(231)
Intersegment elimination	10	(7)	23	(2)

Total operating income	$1,838	$1,254	$3,454	$2,387

	June 30,	December 31,
	2004	2003
	(millions)
Assets
AOL	$6,104	$6,227
Cable	42,558	42,920
Filmed Entertainment	17,330	17,668
Networks	32,907	32,744
Publishing	13,744	13,789
Corporate	7,607	4,128
Discontinued operations	34	4,307

Total assets	$120,284	$121,783

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. BENEFIT PLANS

     The components of the net periodic benefit costs recognized for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Service cost	$32	$24	$60	$48
Interest cost	40	34	78	68
Expected return on plan assets	(44)	(25)	(87)	(50)
Amounts amortized	15	16	27	32

Net periodic benefit costs	$43	$49	$78	$98

     The Company, under current funding regulations or laws, is not currently required to contribute to the benefit plans during 2004. After considering the funded status of the Company’s defined benefit plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. During the six months ended June 30, 2004, no contributions have been made to the plans; however, the Company contributed $25 million subsequent to June 30, 2004. During the six months ended June 30, 2003, the Company made contributions of $279 million.

9. COMMITMENTS AND CONTINGENCIES

Securities Matters

     As of August 4, 2004, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been consolidated for pretrial proceedings. The Minnesota State Board of Investment (“MSBI”) has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed. On June 3, 2004, MSBI filed a motion in which it proposed to file a second amended complaint, and defendants filed a response opposing such motion on July 2, 2004. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims, and thus plaintiffs do not have any recoverable damages. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     As of August 4, 2004, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint and that motion is pending. On September 26, 2003, the court granted the Company’s motion for a limited stay of discovery in the ERISA actions. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

     As of August 4, 2004, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the Merger was not generating the synergies anticipated at the time of the announcement of the Merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. On May 2, 2003, the motion to dismiss was granted. On March 5, 2004, plaintiffs filed a notice of motion for enlargement of time in which to perfect their appeal of the court’s dismissal of these lawsuits. This motion was denied on April 27, 2004. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

employees of the Company and Ernst & Young. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14a-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 16, 2004, plaintiff filed an amended complaint adding certain institutional defendants, including Historic TW, and certain current directors of the Company. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

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

     On May 23, 2003, Treasurer of New Jersey v. AOL Time Warner Inc. et al., was filed in the Superior Court of New Jersey, Mercer County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young, Citigroup, Salomon Smith Barney, Morgan Stanley, JP Morgan Chase and Banc of America Securities. The complaint is brought by the Treasurer of New Jersey and purports to be made on behalf of the State of New Jersey, Department of Treasury, Division of Investments (the “Division”) and certain funds administered by the Division. Plaintiff alleges that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of New Jersey state law for fraud and negligent misrepresentation. Plaintiffs seek an unspecified amount of damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. The parties have agreed to stay this action and to coordinate discovery proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On January 7, 2004, the court denied defendants’ stay motions and denied in part and granted in part defendants’ motion for a protective order; defendants’ motion to dismiss is still pending. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On July 18, 2003, West Virginia Investment Management Board v. Parsons et al. was filed in West Virginia, Circuit Court, Kanawha County naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., and Ernst & Young LLP. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of West Virginia law, breach of fiduciary duty and common law fraud. Plaintiff seeks disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On May 27, 2004, the Company filed a motion to dismiss the complaint. Also on May 27, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On January 28, 2004, McClure et al. v. AOL Time Warner Inc. et al. was filed in the District Court of Cass County, Texas (purportedly on behalf of several purchasers of Company stock) naming as defendants the Company and certain current and former officers, directors and employees of the Company. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege breach of fiduciary duty and common law fraud. Plaintiffs seek unspecified compensatory damages. On May 8, 2004, the Company filed a general denial and a motion to dismiss for improper venue. Also on May 8, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On February 24, 2004, Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. v. Time Warner Inc. et al. was filed in the Court of Common Pleas of Philadelphia County naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW, Morgan Stanley & Co., Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, J.P. Morgan Chase & Co and Ernst & Young LLP. Plaintiffs had previously filed a request for a writ of summons notifying defendants of commencement of an action. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Pennsylvania Law, breach of fiduciary duty and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. The parties have agreed to stay this action and to coordinate discovery proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW, Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. On July 26, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its America Online division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, America Online and certain former officers and employees in the U.S. District Court for the Southern District of New York. On June 9, 2004, defendants filed a motion to transfer these three actions to Nevada for consolidation, and on June 16, 2004 this motion was granted. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     The SEC staff has continued to review the Company’s accounting for the Bertelsmann transactions, as well as other transactions primarily at the America Online unit. In July 2003, the SEC’s Office of the Chief Accountant informed the Company that it had concluded that the accounting for the Bertelsmann transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and, therefore, such portion of the payment should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. The SEC’s Division of Enforcement continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of advertising provided thereunder, and, more recently, the staff of the SEC has reiterated its conclusion that the Company’s accounting for the Bertelsmann transactions was incorrect.

     The staff of the SEC continues to investigate, and the Company continues to discuss with the SEC staff, these and other transactions principally involving the America Online unit. It is possible that the Company may learn information as a result of its discussions with the SEC, the Company’s ongoing review, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as any potential initial public offering of TWC Inc., until this matter is resolved.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     As noted, the SEC staff continues to investigate a range of transactions principally involving the Company’s America Online segment, including advertising arrangements and the methods used by the America Online segment to report its subscriber numbers. The DOJ also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. As part of its ongoing review, the Company reviews information that comes to its attention. For example, following a press report, the Company has recently begun a review of the accounting related to the consolidation of, and equity accounting for, its interest in AOL Europe prior to January 2002. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

     As of August 4, 2004, 16 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online and ICT Group, Inc. All of these suits allege that America Online’s “Spin-off a Second Account” (“SOSA”) program violated consumer protection acts by charging members for “spun-off” or secondary e-mail accounts they purportedly did not agree to create. America Online removed several of the actions filed in state court to federal court. On February 27, 2004, the Judicial Panel on Multidistrict Litigation ordered the federal court cases centralized in the Central District of California for consolidated or coordinated pretrial proceedings. On January 5, 2004, the class action pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in SOSA’s terms of service. America Online has filed or will file motions to dismiss on this and other grounds in the remaining cases. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

     On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, America Online and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the Company’s Administrative Committee and the AOL Administrative Committee. On May 19, 2003, the Company, America Online and AOL Community, Inc. filed a motion to dismiss and the Administrative Committees filed a motion for judgment on the pleadings. Both of these motions are pending. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiffs allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. On November 19, 2003, the court ordered plaintiffs’ complaints to be consolidated. Plaintiffs filed their amended consolidated class action complaint on December 17, 2003, seeking compensatory damages, disgorgement, attorneys’ fees and injunctive and declaratory relief. On February 6, 2004, the Company moved to compel arbitration and to stay the matter pending arbitration or, alternatively, to dismiss the case; the court denied this motion on April 19, 2004, and the Company has filed a notice to appeal the decision on arbitration to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company has opposed. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     In the normal course of business, the Company’s tax returns are subject to examination by various domestic and foreign taxing authorities. Such examinations may result in future tax and interest assessments on the Company. In instances where the Company believes that it is probable that it will be assessed, it has accrued a liability. The Company does not believe that these liabilities are material, individually or in the aggregate, to its financial condition or liquidity. Similarly, the Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results.

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

10. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash (payments) and receipts are as follows:

	Six Months Ended June 30,
	2004	2003
	(millions)
Cash payments made for interest	$(847)	$(892)
Interest income received	42	38

Cash interest expense, net	$(805)	$(854)

Cash payments made for income taxes	$(292)	$(280)
Income tax refunds received	25	9

Cash taxes, net	$(267)	$(271)

     Non-cash financing activities in 2003 included the incurrence by TWC Inc. of $2.1 billion in debt in connection with the TWE Restructuring.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Interest Expense, Net

Interest expense, net, consists of:

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Interest income	$45	$46	$94	$102
Interest expense	(428)	(499)	(881)	(983)

Interest expense, net	$(383)	$(453)	$(787)	$(881)

Other Income, Net

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)		(millions)
Net investment gains (a)	$10	$391	$46	$494
Microsoft settlement	-	760	-	760
Income (losses) of equity investees	26	(19)	32	(18)
Losses on accounts receivable securitization programs	(4)	(10)	(9)	(29)
Miscellaneous	1	(10)	(5)	(1)

Total other income, net	$33	$1,112	$64	$1,206

(a)	For the three and six months ended June 30, 2004, the Company recorded non-cash charges of $6 million and $9 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments. For the three and six months ended June 30, 2003, the Company recorded non-cash charges of $151 million and $157 million, respectively (Note 4).

Other Current Liabilities

Other current liabilities consist of:

	June 30,	December 31,
	2004	2003
	(millions)
Accrued expenses	$3,777	$4,880
Accrued compensation	961	1,099
Accrued income taxes	165	112

Total other current liabilities	$4,903	$6,091

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
(Unaudited)

     America Online, Inc. (“America Online”), Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with America Online, Historic TW and TW Companies, the “Guarantor Subsidiaries”) are wholly owned subsidiaries of Time Warner Inc. (“Time Warner”). Time Warner, America Online, Historic TW, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company’s public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Time Warner, America Online, Historic TW, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of Time Warner and (iii) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner.

Consolidating Statement of Operations
For The Three Months Ended June 30, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,558	$—	$—	$271	$9,126	$(67)	$10,888

Costs of revenues	—	(812)	—	—	(148)	(5,436)	55	(6,341)
Selling, general and administrative	(12)	(514)	(12)	(6)	(60)	(1,942)	2	(2,544)
Restructuring costs	—	2	—	—	—	—	—	2
Amortization of intangible assets	—	(8)	—	—	—	(149)	—	(157)
Asset impairments	—	(10)	—	—	—	—	—	(10)

Operating income (loss)	(12)	216	(12)	(6)	63	1,599	(10)	1,838
Equity in pretax income (loss) of consolidated subsidiaries	1,588	35	1,381	1,196	334	—	(4,534)	—
Interest income (expense), net	(158)	(16)	(24)	(138)	(13)	(39)	5	(383)
Other income (expense), net	8	14	(2)	—	37	89	(113)	33
Minority interest expense	—	—	—	—	—	(62)	—	(62)

Income (loss) before income taxes and discontinued operations	1,426	249	1,343	1,052	421	1,587	(4,652)	1,426
Income tax benefit (provision)	(544)	(99)	(508)	(402)	(154)	(599)	1,762	(544)

Income (loss) before discontinued operations	882	150	835	650	267	988	(2,890)	882
Discontinued operations, net of tax	(105)	—	(105)	(105)	—	(105)	315	(105)

Net income (loss)	$777	$150	$730	$545	$267	$883	$(2,575)	$777

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended June 30, 2003

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
Revenues	$—	$1,595	$—	$—	$246	$8,097	$(16)	$9,922

Costs of revenues	—	(908)	—	—	(134)	(4,812)	15	(5,839)
Selling, general and administrative	(13)	(486)	(12)	(5)	(42)	(1,881)	—	(2,439)
Restructuring costs	—	1	—	—	—	(7)	—	(6)
Amortization of intangible assets	—	(6)	—	—	—	(144)	—	(150)
Asset impairments	—	—	—	—	—	(277)	—	(277)
Gains on disposal of assets	—	—	—	—	—	43	—	43

Operating income (loss)	(13)	196	(12)	(5)	70	1,019	(1)	1,254
Equity in pretax income (loss) of consolidated subsidiaries	2,034	(30)	1,237	1,355	1	—	(4,597)	—
Interest expense, net	(173)	(23)	(22)	(106)	(34)	(95)	—	(453)
Other income (expense), net	5	694	(3)	—	54	459	(97)	1,112
Minority interest income (expense)	—	—	—	—	—	(62)	2	(60)

Income (loss) before income taxes and discontinued operations	1,853	837	1,200	1,244	91	1,321	(4,693)	1,853
Income tax benefit (provision)	(792)	(352)	(514)	(528)	(40)	(561)	1,995	(792)

Income (loss) before discontinued operations	1,061	485	686	716	51	760	(2,698)	1,061
Discontinued operations, net of tax	3	—	3	3	—	3	(9)	3

Net income (loss)	$1,064	$485	$689	$719	$51	$763	$(2,707)	$1,064

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Six Months Ended June 30, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$3,115	$—	$—	$498	$17,495	$(94)	$21,014

Costs of revenues	—	(1,614)	—	—	(235)	(10,555)	83	(12,321)
Selling, general and administrative	(30)	(1,022)	(30)	(14)	(86)	(3,742)	3	(4,921)
Restructuring costs	—	2	—	—	—	—	—	2
Amortization of intangible assets	—	(17)	—	—	—	(294)	—	(311)
Asset impairments	—	(10)	—	—	—	—	—	(10)
Gains (Losses) on disposal of assets	—	—	—	—	(7)	8	—	1

Operating income (loss)	(30)	454	(30)	(14)	170	2,912	(8)	3,454
Equity in pretax income (loss) of consolidated subsidiaries	2,948	36	2,514	2,038	724	—	(8,260)	—
Interest income (expense) net	(319)	(34)	(46)	(263)	(29)	(101)	5	(787)
Other income (expense), net	14	60	(3)	(1)	67	165	(238)	64
Minority interest expense	—	—	—	—	—	(118)	—	(118)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	2,613	516	2,435	1,760	932	2,858	(8,501)	2,613
Income tax benefit (provision)	(1,019)	(214)	(934)	(677)	(355)	(1,095)	3,275	(1,019)

Income (loss) before discontinued operations and cumulative effect of accounting change	1,594	302	1,501	1,083	577	1,763	(5,226)	1,594
Discontinued operations, net of tax	110	—	110	110	—	110	(330)	110

Income before cumulative effect of accounting change	1,704	302	1,611	1,193	577	1,873	(5,556)	1,704
Cumulative effect of accounting change	34	34	—	—	—	34	(68)	34

Net income (loss)	$1,738	$336	$1,611	$1,193	$577	$1,907	$(5,624)	$1,738

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Six Months Ended June 30, 2003

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
Revenues	$—	$3,262	$—	$—	$448	$15,485	$(37)	$19,158

Costs of revenues	—	(1,816)	—	—	(243)	(9,478)	34	(11,503)
Selling, general and administrative	(23)	(1,000)	(23)	(10)	(80)	(3,589)	3	(4,722)
Restructuring costs	—	(3)	—	—	(8)	(19)	—	(30)
Amortization of intangible assets	—	(12)	—	—	—	(270)	—	(282)
Asset impairments	—	—	—	—	—	(277)	—	(277)
Gains on disposal of assets	—	—	—	—	—	43	—	43

Operating income (loss)	(23)	431	(23)	(10)	117	1,895	—	2,387
Equity in pretax income (loss) of consolidated subsidiaries	2,955	(108)	2,020	2,074	169	—	(7,110)	—
Interest expense, net	(348)	(42)	(44)	(200)	(66)	(181)	—	(881)
Other income (expense), net	12	739	(5)	—	70	536	(146)	1,206
Minority interest income (expense)	—	—	—	—	—	(118)	2	(116)

Income (loss) before income taxes and discontinued operations	2,596	1,020	1,948	1,864	290	2,132	(7,254)	2,596
Income tax benefit (provision)	(1,105)	(424)	(830)	(792)	(121)	(902)	3,069	(1,105)

Income (loss) before discontinued operations	1,491	596	1,118	1,072	169	1,230	(4,185)	1,491
Discontinued operations, net of tax	(31)	—	(31)	(31)	—	(31)	93	(31)

Net income (loss)	$1,460	$596	$1,087	$1,041	$169	$1,199	$(4,092)	$1,460

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Consolidating Balance Sheet
June 30, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
ASSETS
Current assets
Cash and equivalents	$5,720	$22	$(2)	$49	$31	$406	$—	$6,226
Receivables, net	49	192	—	(1)	—	4,415	—	4,655
Inventories	—	—	—	—	6	1,416	—	1,422
Prepaid expenses and other current assets	31	137	—	—	3	1,039	—	1,210
Current assets of discontinued operations	—	—	—	—	—	34	—	34

Total current assets	5,800	351	(2)	48	40	7,310	—	13,547
Noncurrent inventories and film costs	—	—	—	—	—	4,267	—	4,267
Investments in amounts due to and from consolidated subsidiaries	75,399	609	86,685	73,619	18,521	—	(254,833)	—
Investments, including available-for-sale securities	18	544	317	—	341	3,909	(1,288)	3,841
Property, plant and equipment	489	1,052	—	—	96	10,956	—	12,593
Intangible assets subject to amortization	—	41	—	—	—	3,916	—	3,957
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,882	1,483	—	—	2,796	33,396	—	39,557
Other assets	1,338	419	—	—	25	2,088	(1,004)	2,866

Total assets	$84,926	$4,499	$87,000	$73,667	$22,460	$104,857	$(257,125)	$120,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$53	$—	$—	$50	$1,177	$—	$1,284
Participations payable	—	—	—	—	—	2,371	—	2,371
Royalties and programming costs payable	—	25	—	—	—	1,119	—	1,144
Deferred revenue	—	397	—	—	—	574	—	971
Debt due within one year	999	1,210	—	778	5	169	—	3,161
Other current liabilities	428	937	19	145	164	3,268	(58)	4,903
Current liabilities of discontinued operations	—	—	—	—	—	95	—	95

Total current liabilities	1,431	2,622	19	923	219	8,773	(58)	13,929
Long-term debt	9,970	180	1,480	4,764	322	5,439	(1,004)	21,151
Debt due (from) to affiliates	(1,004)	—	—	—	1,647	1,004	(1,647)	—
Deferred income taxes	14,617	(2,394)	17,011	15,405	1,686	17,091	(48,799)	14,617
Deferred revenue	—	—	—	—	—	1,504	—	1,504
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	294	73	188	—	9	3,357	—	3,921
Minority interests	—	—	—	—	—	6,856	(1,345)	5,511
Noncurrent liabilities of discontinued operations	—	—	20	—	—	13	—	33
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	784	48	(3,634)	(2,559)	(23,241)	28,602	—
Other shareholders’ equity	58,118	3,234	68,234	56,209	21,136	84,061	(232,874)	58,118

Total shareholders’ equity	58,118	4,018	68,282	52,575	18,577	60,820	(204,272)	58,118

Total liabilities and shareholders’ equity	$84,926	$4,499	$87,000	$73,667	$22,460	$104,857	$(257,125)	$120,284

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
OPERATIONS
Net income (loss)	$1,738	$336	$1,611	$1,193	$577	$1,907	$(5,624)	$1,738
Adjustments for noncash and nonoperating items:
Cumulative effect of an accounting change	(34)	(34)	—	—	—	(34)	68	(34)
Depreciation and amortization	24	315	—	—	12	1,237	—	1,588
Amortization of film costs	—	—	—	—	—	1,437	—	1,437
Asset impairments	—	10	—	—	—	—	—	10
Loss on writedown of investments	—	2	—	—	—	—	—	2
Gain on sale of investments, net	—	(50)	—	—	—	(6)	—	(56)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,949)	(36)	(2,513)	(2,038)	(724)	—	8,260	—
Equity in losses of investee companies and cash distributions	—	(5)	—	—	(5)	3	—	(7)
Changes in operating assets and liabilities, net of acquisitions	4,589	98	5,041	4,730	678	1,006	(17,524)	(1,382)
Adjustments relating to discontinued operations	—	—	—	—	—	10	—	10

Cash provided (used) by operations	3,368	636	4,139	3,885	538	5,560	(14,820)	3,306
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	4	—	—	(5)	(212)	—	(213)
Advances to parents and consolidated subsidiaries	(22)	—	(2)	(5)	(42)	—	71	—
Capital expenditures and product development costs from continuing operations	(96)	(152)	—	—	(57)	(1,036)	—	(1,341)
Investment proceeds from available-for-sale securities	—	32	—	—	—	—	—	32
Other investment proceeds	—	34	—	—	8	2,598	—	2,640

Cash provided (used) by investing activities	(118)	(82)	(2)	(5)	(96)	1,350	71	1,118
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,489	—	1,489
Debt repayments	—	(136)	—	(28)	(450)	(2,251)	—	(2,865)
Change due to/from parent	22	(259)	(4,138)	(3,892)	(13)	(6,469)	14,749	—
Proceeds from exercise of stock options	224	—	—	—	—	—	—	224
Principal payments on capital leases	—	(98)	—	—	—	(4)	—	(102)
Other	16	—	—	—	—	—	—	16

Cash provided (used) by financing activities	262	(493)	(4,138)	(3,920)	(463)	(7,235)	14,749	(1,238)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,512	61	(1)	(40)	(21)	(325)	—	3,186

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,208	(39)	(1)	89	52	731	—	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$5,720	$22	$(2)	$49	$31	$406	$—	$6,226

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$1,460	$596	$1,087	$1,041	$169	$1,199	$(4,092)	$1,460
Adjustments for noncash and nonoperating items:
Depreciation and amortization	12	314	—	—	12	1,176	—	1,514
Amortization of film costs	—	—	—	—	—	1,346	—	1,346
Asset impairments	—	—	—	—	—	277	—	277
Loss on writedown of investments	2	86	—	—	—	81	—	169
Gain on sale of investments, net	—	(70)	—	—	—	(624)	—	(694)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,955)	108	(2,020)	(2,074)	(170)	—	7,111	—
Equity in losses of investee companies and cash distributions	—	46	—	—	—	6	—	52
Changes in operating assets and liabilities, net of acquisitions	4,647	495	3,463	848	430	2,280	(12,722)	(559)
Adjustments relating to discontinued operations	—	—	—	—	—	230	—	230

Cash provided (used) by operations	3,166	1,575	2,530	(185)	441	5,971	(9,703)	3,795
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(8)	—	—	4	(350)	—	(354)
Advances to parents and consolidated subsidiaries	(24)	—	(7)	(104)	—	104	31	—
Investments and acquisitions from discontinued operations	—	—	—	—	—	(34)	—	(34)
Capital expenditures and product development costs from continuing operations	—	(190)	—	—	(9)	(1,021)	—	(1,220)
Capital expenditures from discontinued operations	—	—	—	—	—	(43)	—	(43)
Investment proceeds from available-for-sale securities	—	891	—	—	—	18	—	909
Investment proceeds from discontinued operations	—	—	—	—	—	6	—	6
Other investment proceeds	—	3	—	—	1	1,369	—	1,373

Cash provided (used) by investing activities	(24)	696	(7)	(104)	(4)	49	31	637
FINANCING ACTIVITIES
Borrowings	1,166	—	—	—	—	677	—	1,843
Debt repayments	(3,273)	—	—	(370)	—	(3,657)	2,084	(5,216)
Change due to/from parent	—	(2,168)	(2,523)	(1,469)	(433)	(3,078)	9,671	—
Redemption of redeemable preferred securities of subsidiary	(813)	—	—	—	—	—	—	(813)
Proceeds from exercise of stock options	191	—	—	—	—	—	—	191
Principal payments on capital leases	—	(66)	—	—	—	(1)	—	(67)
Other	(26)	—	—	—	—	—	—	(26)

Cash provided (used) by financing activities	(2,755)	(2,234)	(2,523)	(1,839)	(433)	(6,059)	11,755	(4,088)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	387	37	—	(2,128)	4	(39)	2,083	344

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	349	(12)	—	2,192	29	1,255	(2,083)	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$736	$25	$—	$64	$33	$1,216	$—	$2,074

Part II. Other Information

Item 1. Legal Proceedings.

Securities Matters

     Reference is made to the 30 shareholder class action lawsuits, consolidated in the U.S. District Court for the Southern District of New York with the securities and ERISA lawsuits under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation, and described on page 38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”) and page 67 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “March 2004 Form 10-Q”). On June 3, 2004, the Minnesota State Board of Investment, as designated lead plaintiff, filed a motion in which it proposed to file a second amended complaint, and defendants filed a response opposing such motion on July 2, 2004. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims, and thus plaintiffs do not have any recoverable damages.

     Reference is made to the 11 shareholder derivative lawsuits described on pages 38-39 of the 2003 Form 10-K and page 67 of the March 2004 Form 10-Q. Four of these lawsuits have been centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York with the securities and ERISA lawsuits consolidated under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation.

     Reference is made to the lawsuit filed by Stichting Pensioenfonds ABP described on page 39 of the 2003 Form 10-K. On July 16, 2004, plaintiff filed an amended complaint adding certain institutional defendants, including Historic TW Inc., and certain current directors of the Company.

     Reference is made to the lawsuit filed by the West Virginia Investment Management Board described on page 40 of the 2003 Form 10-K. On May 27, 2004, the Company filed a motion to dismiss the complaint. Also on May 27, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction.

     Reference is made to the lawsuit filed by McClure et al. described on pages 40-41 of the 2003 Form 10-K. On May 8, 2004, the Company filed a general denial and a motion to dismiss for improper venue. Also on May 8, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction.

     Reference is made to the lawsuit filed by the Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. described on page 41 of the 2003 Form 10-K. The parties have agreed to stay this action and to coordinate discovery proceedings in the U.S. District Court for the Southern District of New York with the securities and ERISA lawsuits consolidated under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation.

     Reference is made to the lawsuit filed by the Alaska State Department of Revenue et al. described on page 67 of the March 2004 Form 10-Q. On July 26, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction.

     Reference is made to the lawsuits filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”) described on page 41 of the 2003 Form 10-K. On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro. Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”). The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. On June 9, 2004, defendants filed a motion to transfer the lawsuits filed in the Southern District of New York to Nevada for consolidation, and on June 16, 2004 this motion was granted.

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

     In its Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the SEC on March 28, 2003, the Company disclosed that the staff of the SEC had recently informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG (“Bertelsmann”) should be adjusted. For more details on the transactions, see Note 9, “Commitments and Contingencies - Update on SEC and DOJ Investigations.” At the time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for the transactions and the reasons why both the Company and its auditors continued to believe that these transactions had been accounted for correctly.

     The SEC staff has continued to review the Company’s accounting for the Bertelsmann transactions, as well as other transactions primarily at the America Online unit. In July 2003, the SEC’s Office of the Chief Accountant informed the Company that it had concluded that the accounting for the Bertelsmann transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe, and, therefore, such portion of the payment should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. The SEC’s Division of Enforcement continues to investigate the facts and circumstances of the negotiation and performance of these agreements with Bertelsmann, including the value of advertising provided thereunder, and, more recently, the staff of the SEC has reiterated its conclusion that the Company’s accounting for the Bertelsmann transactions was incorrect.

     The staff of the SEC continues to investigate, and the Company continues to discuss with the SEC staff, these and other transactions principally involving the America Online unit. It is possible that the Company may learn information as a result of its discussions with the SEC, the Company’s ongoing review, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates, such as any potential initial public offering of TWC Inc., until this matter is resolved.

     As noted, the SEC staff continues to investigate a range of transactions principally involving the Company’s America Online segment, including advertising arrangements and the methods used by the America Online segment to report its subscriber numbers. The DOJ also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters. As part of its ongoing review, the Company reviews information that comes to its attention. For example, following a press report, the Company has recently begun a review of the accounting related to the consolidation of, and equity accounting for, its interest in AOL Europe prior to January 2002. The Company may not currently have access to all relevant information that may come to light in these investigations, including but not limited to information in the possession of third parties who entered into agreements with America Online during the relevant time period. It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

     Reference is made to the lawsuit filed by Kim Sevier and Eric M. Payne, a putative nationwide consumer class action, described on page 44 of the 2003 Form 10-K and page 68 of the March 2004 Form 10-Q. The Company has filed a notice to appeal the court’s decision to deny its motion to compel arbitration and to stay the matter pending arbitration or, alternatively, to dismiss the case.

     Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere et al., a purported nationwide class action, described on page 44 of the 2003 Form 10-K. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased(1)	Per Share	Programs	Programs
April 1, 2004 - April 30, 2004	2,576	$17.17	0	0
May 1, 2004 - May 31, 2004	364	$16.61	0	0
June 1, 2004 - June 30, 2004	1,341	$17.55	0	0

Total	4,281	$17.24	0	0

(1) These shares represent shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the vesting date.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on May 21, 2004 (the “2004 Annual Meeting”). The following matters were voted on at the 2004 Annual Meeting:

     (i) The following individuals were elected directors of the Company for terms expiring in 2005:

			Broker
	Votes For	Votes Withheld	Non-Votes
James L. Barksdale	3,889,686,626	87,428,806	0
Stephen F. Bollenbach	3,891,440,879	85,674,553	0
Stephen M. Case	3,699,669,244	277,446,188	0
Frank J. Caufield	3,887,635,182	89,480,250	0
Robert C. Clark	3,903,425,582	73,689,850	0
Miles R. Gilburne	3,717,689,938	259,425,494	0
Carla A. Hills	3,889,520,784	87,594,648	0
Reuben Mark	3,901,020,234	76,095,198	0
Michael A. Miles	3,895,385,790	81,729,642	0
Kenneth J. Novack	3,855,178,193	121,937,239	0
Richard D. Parsons	3,880,632,399	96,483,033	0
R.E. Turner	3,891,888,615	85,226,817	0
Francis T. Vincent, Jr.	3,882,126,173	94,989,259	0

     (ii) Ratification of appointment of Ernst & Young LLP as independent auditors of the Company:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
3,834,384,695	114,495,685	25,523,194	0

     (iii) Stockholder proposal regarding China business principles:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
244,465,731	2,627,365,552	326,257,907	777,314,384

     (iv) Stockholder proposal regarding pay disparity:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
256,477,888	2,847,866,755	93,744,547	777,314,384

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K.

	Item #	Description	Date
(i)	7,12	Furnishing the Company’s financial results for the first quarter ended March 31, 2004 (Items 7 and 12). (The information furnished under Items 7 and 12 is not incorporated by reference into existing or future registration statements filed by the Company.)	April 28, 2004

(ii)	7,12	Furnishing the Company’s financial results for the second quarter ended June 30, 2004 (Items 7 and 12). (The information furnished under Items 7 and 12 is not incorporated by reference into existing or future registration statements filed by the Company.)	July 28, 2004

TIME WARNER INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004

TIME WARNER INC. (Registrant)
/s/ Wayne H. Pace
Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
10.1	$7.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2002 and amended and restated as of June 30, 2004, among the Company and Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantee.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.