Form 10-Q
period 2004-09-30
TIME WARNER INC
filed 2004-11-03
CIK 1105705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [x] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of October 29, 2004
Common Stock — $.01 par value	4,409,187,726
Series LMCN-V Common Stock — $.01 par value	171,185,826

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

•	Overview. This section provides a general description of Time Warner’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2004 compared to the same periods in 2003. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2004 and cash flows for the nine months ended September 30, 2004.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and how certain forward-looking statements made by the Company in this report, including in MD&A and the consolidated financial statements, are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

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

     Free Cash Flow is cash provided by operations (as defined by accounting principles generally accepted in the United States) less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s liquidity, including its ability to reduce net debt and make strategic investments.

     Both Operating Income before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, the Company’s Operating Income, Net Income and various cash flow measures (e.g., Cash Provided by Operations), as well as other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

OVERVIEW

     Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, Time, People, Sports Illustrated, and Time Warner Cable. The Company has made films such as The Lord of the Rings trilogy, the Harry Potter series and Troy and television programs such as ER and The West Wing. During the nine months ended September 30, 2004, the Company generated revenues of $30.979 billion (up 8% from $28.661 billion in 2003), Operating Income before Depreciation and Amortization of $6.947 billion (up 15% from $6.064 billion in 2003), Operating Income of $4.562 billion (up 21% from $3.764 billion in 2003), Net Income of $2.237 billion (up 12% from $2.001 billion in 2003), Cash Provided by Operations of $5.388 billion (up 4% from $5.195 billion in 2003) and Free Cash Flow of $3.089 billion (up 10% from $2.806 billion in 2003).

Time Warner Businesses

     Time Warner classifies its businesses into five fundamental areas: AOL, Cable, Filmed Entertainment, Networks and Publishing.

     AOL. America Online, Inc. (“AOL” or “America Online”) is the world’s leader in interactive services with 29.0 million AOL brand subscribers in the U.S. and Europe at September 30, 2004. AOL reported total revenues of $6.509 billion (21% of the Company’s overall revenues), $1.439 billion in Operating Income before Depreciation and Amortization and $814 million in Operating Income for the nine months ended September 30, 2004. AOL generates its revenues primarily from subscription fees charged to subscribers and advertising services rendered.

     AOL’s business has been in transition. The AOL narrowband (or dial-up) service has experienced significant declines in U.S. subscribers, which is expected to continue. Driving this decrease is the continued industry-wide maturing of the premium narrowband business, as consumers migrate to high-speed broadband and lower-cost dial-up services. AOL’s strategy aims to expand its offerings to reduce its reliance on its traditional narrowband service. It began actively marketing a Bring-Your-Own-Access (“BYOA”) broadband service (AOL FOR BROADBAND) in 2003 and a new, lower-cost dial-up ISP (Netscape Internet Service) in early 2004. In addition, AOL has launched a number of specialized premium services such as AOL Call Alert. AOL continues to develop, change, test and implement marketing strategies to attract and retain subscribers. For example, AOL has recently announced that the McAfee VirusScan Online product, previously sold as a premium service, will be included in the AOL 9.0 Security Edition.

     In response to changing dynamics of the online advertising business, AOL has shifted its focus away from longer-term agreements and is now focused on more traditional and paid-search forms of advertising. For the first nine months of 2004, paid-search and traditional forms of advertising increased strongly as compared to the prior-year comparable period. The acquisition of Advertising.com in the third quarter of 2004, as discussed later, provides incremental growth in Advertising revenues and improves revenues on certain AOL inventory through Advertising.com’s advertising inventory yield management technology. The growth in AOL’s Advertising revenues was partially offset by declines in intercompany sales to other business segments of Time Warner and the runoff of longer-term advertising agreements. AOL expects overall Advertising revenue to increase as compared to the prior year during the remainder of 2004 as a result of continued growth in traditional, paid-search and performance-based advertising.

     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC Inc.”), is the second largest cable operator in the U.S. (in terms of subscribers served). TWC Inc. managed 10.898 million basic cable subscribers (including 1.574 million subscribers of unconsolidated investees) at September 30, 2004, in highly clustered and upgraded systems in 27 states. TWC Inc. delivered $2.391 billion of Operating Income before Depreciation and Amortization, more than any of the Company’s other business segments, had revenues of $6.280 billion (20% of the Company’s overall revenues) and $1.267 billion in Operating Income for the nine months ended September 30, 2004.

     TWC Inc. offers three product lines — video, high-speed data and its newest service, Digital Phone. Video is TWC Inc.’s largest product line. The growth of its customer base for video cable service is limited, however, as the customer base has matured and industry-wide competition from direct-to-home satellite services has increased. Nevertheless, TWC Inc. is continuing to increase its video revenue through its offerings of advanced digital video services. Digital video, high-definition television (HDTV), Video-on-Demand (VOD), Subscription-Video-on-Demand (SVOD) and Digital Video Recorders (DVR) are available in all of its 31 divisions. TWC Inc.’s digital video penetration provides a broad base of potential customers for these advanced services. Video programming costs represent a major component of TWC Inc.’s expenses and continue to rise across the industry, especially for sports programming.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     High-speed data service has been one of TWC Inc.’s fastest-growing products over the past several years and is a key driver of its results. However, its rate of subscriber growth has begun to slow, reflecting increasing penetration rates and increased competition from digital subscriber lines (DSL).

     TWC Inc.’s new voice product, Digital Phone, is expected to be available in each of TWC Inc.’s divisions by the end of 2004. At September 30, 2004, Digital Phone service was available commercially or on a test basis in all but one of TWC Inc.’s divisions. Digital Phone enables TWC Inc. to offer its customers a combined, easy-to-use package of video, high-speed data and voice services and to compete effectively against similar bundled products that are available from its competitors. Included in Operating Income before Depreciation and Amortization for the first nine months of the year are start-up costs associated with the rollout of Digital Phone services, which are expected to increase during the remainder of 2004.

     In addition to the subscription services described above, TWC Inc. also earns revenue by selling advertising time to national, regional and local businesses.

     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema (“New Line”), generated revenues of $8.581 billion (26% of the Company’s overall revenues), $1.190 billion in Operating Income before Depreciation and Amortization and $956 million in Operating Income for the nine months ended September 30, 2004.

     One of the world’s leading studios, Warner Bros. has diversified sources of revenue with its film, TV production and video businesses, combined with an extensive film library and global distribution infrastructure. This diversification helps Warner Bros. deliver consistent growth and performance. The vast majority of New Line’s revenues come from theatrical films and related video revenues and, therefore, are generally more variable.

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

     Warner Bros.’ industry-leading television business has experienced growing revenues, including the successful releases of television series into the home video market. For the 2004/2005 television season, Warner Bros. has more current production on the air than any other studio, with prime-time series on all six broadcast networks (including such hits as Two and a Half Men, ER, Third Watch, The O.C., Cold Case, Smallville and The West Wing).

     Piracy, including physical piracy as well as illegal online file-sharing, continues to be a significant issue for the filmed entertainment industry. Piracy has expanded from music to movies and television programming due to changes in technology. The Company has taken a variety of actions to combat piracy over the last several years and will continue to do so, both individually and together with industry associations.

     Networks. Time Warner’s Networks group is composed of Turner Broadcasting System, Inc. (“Turner”), Home Box Office (“HBO”) and The WB Television Network (“The WB Network”). The segment delivered revenues of $6.761 billion (20% of the Company’s overall revenues), $2.031 billion in Operating Income before Depreciation and Amortization and $1.859 billion in Operating Income for the nine months ended September 30, 2004.

     The Turner networks — including TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. More prime-time viewers now watch advertising-supported cable TV networks than the national broadcast networks and, in 2004, that share has increased further. For the first nine months of 2004, TNT and TBS ranked first and third, respectively, among cable networks in total day delivery in their key demographic, adults 18-49.

     The Turner networks generate revenue principally from the sale of advertising time and monthly subscriber fees paid by cable system operators, satellite companies and other affiliates. Turner has benefited from strong ratings and a strong advertising market. Keys to Turner’s success are its continued investments in high-quality programming focused on originals, sports, network premieres,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

series, news and animation, as well as brand awareness and operating efficiency. In the second quarter of 2004, Turner launched a rebranding of TBS under the “tbs very funny” slogan following an earlier successful rebranding of TNT as “We Know Drama.”

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

     The WB Network is a broadcast television network whose target audience is the 12-34 age group demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. Like its broadcast network competitors, The WB Network experienced a decline in its audience of young adults in the 2003/2004 television season. Because this is The WB Network’s target demographic, the loss had a proportionally larger effect on its overall audience delivery. Among other measures, The WB Network now is developing new programming to not only reach the younger end of the 12-34 age group demographic, but also to reach the higher end of that same demographic group with a strong focus on adults 18-34.

     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing through Time Inc. and book publishing through the Time Warner Book Group and a number of direct marketing and direct selling businesses. The segment generated revenues of $3.926 billion (12% of the Company’s overall revenues), $791 million in Operating Income before Depreciation and Amortization and $593 million in Operating Income for the nine months ended September 30, 2004.

     Time Inc. publishes more than 130 magazines globally including Cooking Light, Entertainment Weekly, Fortune, Golf, In Style, People, Real Simple, Southern Living, Sports Illustrated and Time. It generates revenues primarily from advertising, magazine circulation and newsstand sales, and drives growth through higher circulation and advertising on existing magazines, acquisitions and new magazine launches. Time Inc. also owns IPC Media (the U.K.’s largest magazine company) and the magazine subscription marketer Synapse Group, Inc. In addition, Time Inc. is continuing to invest in new magazine launches, including All You, Cottage Living and Nuts, and has recently re-launched Life as a weekend magazine distributed in leading newspapers nationwide. Its direct-selling division, Southern Living At Home, sells home decor products through approximately 35,000 independent consultants at parties hosted in people’s homes throughout the United States.

     Time Warner Book Group’s Warner Books and Little, Brown and Company offer a full range of titles spanning entertainment, literature and informative non-fiction. In the first nine months of 2004, Time Warner Book Group had 42 titles on The New York Times bestseller list, including 32 new releases and 10 continuing bestsellers from prior years. Significant new additions to The New York Times bestseller list include James Patterson’s Sam’s Letters to Jennifer, Nicholas Sparks’ trade paperback edition of The Wedding, and David Baldacci’s mass market edition of Split Second.

     The Publishing segment’s Operating Income before Depreciation and Amortization increased in the first nine months of 2004, due primarily to the absence of losses at Time Inc.’s former Time Life direct-marketing business and a $99 million impairment charge at Time Warner Book Group recorded in 2003. Time Inc. has recently enjoyed strength in advertising revenues, with third quarter Advertising revenues growing 14%. As a result of the loss of revenues resulting from the sale of Time Life on December 31, 2003, revenue growth at the Publishing segment for the full year of 2004 will be negatively impacted by $352 million when compared to 2003. Conversely, with the absence of losses from Time Life in 2004, the Operating Income before Depreciation and Amortization growth at the Publishing segment will be positively impacted by $72 million for the full year of 2004, when compared to 2003. In addition, Operating Income before Depreciation and Amortization in 2003 was also impacted by a $29 million loss resulting from the sale of Time Life in the fourth quarter.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Other Key 2004 Developments

Update on SEC and DOJ Investigations

     The Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the consolidation of, and equity accounting for, America Online’s interest in AOL Europe prior to January 2002.

     The Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online segment (“CFO review”) during 2002. As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. On January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 that included restated financial statements reflecting the adjustments announced on October 23, 2002. Although the Company has continued its CFO review process, except as discussed below, the Company has not, to date, determined that any further restatement is necessary.

     In its Annual Report on Form 10-K for the year ended December 31, 2002, the Company disclosed that the staff of the SEC had informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG (“Bertelsmann”) should be adjusted. Pursuant to a March 2000 agreement between the parties (the “Put/Call Agreement”), Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the Put/Call Agreement. In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the Put/Call Agreement in cash rather than in stock, without any change to the put price previously established in the Put/Call Agreement. Contemporaneous with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. For more details on the transactions, see Note 11, “Commitments and Contingencies — Update on SEC and DOJ Investigations.” At the time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for the transactions.

     The SEC staff has continued to review the Company’s accounting for the Bertelsmann transactions, as well as other transactions primarily at the America Online unit. In July 2003, the SEC’s Office of the Chief Accountant informed the Company that it had concluded that the accounting for the Bertelsmann transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe. The Office of the Chief Accountant concluded that such portion of the $400 million advertising payment should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. The SEC’s Division of Enforcement continues to investigate the Bertelsmann transactions, including the related advertising arrangements, and has reiterated its conclusion that the Company’s accounting for the Bertelsmann transactions is incorrect.

     In its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the Company reported that it had begun a review of the accounting related to the consolidation of, and equity accounting for, its interest in AOL Europe prior to January 2002. Prior to the execution of the Put/Call Agreement in March 2000, AOL Europe was a 50/50 joint venture between America Online and Bertelsmann in which each venture partner held 50% of the voting rights. Accordingly, the Company accounted for its interest in AOL Europe using the equity method of accounting and did not consolidate the financial results of AOL Europe. In

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

March 2000, as part of the Put/Call Agreement, Bertelsmann agreed, among other things, to terminate certain of its voting and other rights and agreed to have its members of the AOL Europe board of directors vote in the manner directed by America Online. The Company concluded in March of 2000 that the Put/Call Agreement did not alter the accounting treatment of its interest in AOL Europe because, among other things, Bertelsmann retained sufficient economic interests and substantive rights to preclude consolidation. Accordingly, the Company continued to account for the interest using the equity method of accounting until January 2002, when it acquired 80% of Bertelsmann’s interest and began consolidating the financial results of AOL Europe.

      In connection with its continuing review of these issues related to AOL Europe, including discussions with the staff of the SEC, the Company has determined that the financial results of AOL Europe should have been consolidated, beginning March 2000, upon execution of the Put/Call Agreement given the governance rights surrendered by Bertelsmann. Accordingly, for this reason, the Company’s consolidated financial results for the years ended December 31, 2000 and 2001 will be restated. Pending that restatement, the Company has determined that investors should not rely on the Company’s consolidated financial statements for the years ended December 31, 2000 and 2001 with respect to this matter.

     The impact of consolidating AOL Europe on the Company’s reported revenue, operating income (loss), net income (loss), cash flow provided (used) by operations, investing activities and financing activities and free cash flow for the years ended December 31, 2001 and 2000 would be as follows:

		Impact of
		Consolidating	Adjusted
	Time Warner	AOL Europe	Time Warner
	(as reported)	(unaudited)	(unaudited)
	(in millions)
2001:
Income Statement:
Revenue	$33,507	$810	$34,317
Operating Income (Loss)	652	(734)	(82)
Net Loss[1,2]	(4,221)	—	(4,221)
Cash Flow:
Cash Flows Provided (Used) by Operations	$5,281	$(565)	$4,716
Cash Used by Investing Activities	(5,257)	(22)	(5,279)
Cash Provided (Used) by Financing Activities	(1,915)	490	(1,425)
Total Change in Cash	(1,891)	(97)	(1,988)
Free Cash Flow[3]	1,497	(587)	910
2000:
Income Statement:
Revenue	$7,605	$640	$8,245
Operating Income (Loss)	1,766	(306)	1,460
Net Income[1]	1,121	—	1,121
Cash Flow:
Cash Provided (Used) by Operations	$1,951	$(236)	$1,715
Cash Provided (Used) by Investing Activities	(2,316)	43	(2,273)
Cash Provided by Financing Activities	421	342	763
Total Change in Cash	56	149	205
Free Cash Flow	1,173	(256)	917

1	A change from applying the equity method of accounting to consolidating an investee, absent a change in the way the equity method is applied, would not impact pretax income or net income. This is because the portion of income or loss that is ascribed to the venture partner would be reflected as minority interest upon consolidation.

2	Represents net income (loss) before discontinued operations.

3	Free Cash Flow is cash provided by operations less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. This definition does not include capital contributions made by minority partners of less-than-wholly owned consolidated subsidiaries of the Company.

     The impact above does not assume a change in the way the Company applied the equity method of accounting. Specifically, because the Company’s interest in AOL Europe was more senior (from a liquidation and distribution perspective) than the interests of Bertelsmann and other investors in AOL Europe, the losses of AOL Europe were allocated to Bertelsmann and other investors pursuant to the “hypothetical liquidation at book value” (“HLBV”) application of the equity method of accounting. Under this methodology, losses of AOL Europe were apportioned to Bertelsmann and other investors up to the amount of their respective investments in AOL Europe before any losses would be apportioned to the Company. If, in addition to consolidation, it were concluded that following the execution of the Put/Call Agreement in March 2000, use of the HLBV is not appropriate and, instead, the Company should have recognized all of AOL Europe’s losses, the impact of consolidating AOL Europe on the Company’s

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

reported revenue, operating income (loss), net income (loss), cash flow provided (used) by operations, investing activities and financing activities and free cash flow for the years ended December 31, 2001 and 2000 would be as follows:

		Impact of
		Consolidating	Adjusted
	Time Warner	AOL Europe	Time Warner
	(as reported)	(unaudited)	(unaudited)
	(in millions)
2001:
Income Statement:
Revenue	$33,507	$810	$34,317
Operating Income (Loss)	652	(734)	(82)
Net Loss[1]	(4,221)	(855)	(5,076)
Cash Flow:
Cash Flows Provided (Used) by Operations	$5,281	$(565)	$4,716
Cash Used by Investing Activities	(5,257)	(22)	(5,279)
Cash Provided (Used) by Financing Activities	(1,915)	490	(1,425)
Total Change in Cash	(1,891)	(97)	(1,988)
Free Cash Flow	1,497	(587)	910
2000:
Income Statement:
Revenue	$7,605	$640	$8,245
Operating Income (Loss)	1,766	(306)	1,460
Net Income (Loss)	1,121	(308)	813
Cash Flow:
Cash Provided (Used) by Operations	$1,951	$(236)	$1,715
Cash Provided (Used) by Investing Activities	(2,316)	43	(2,273)
Cash Provided by Financing Activities	421	342	763
Total Change in Cash	56	149	205
Free Cash Flow	1,173	(256)	917

1	Represents net income (loss) before discontinued operations.

     As previously noted, the table above assumes that, upon consolidation, the losses of AOL Europe would be fully allocated to the Company given the execution of the Put/Call Agreement. In contrast, if it were assumed that the Company should have recognized its proportionate share of AOL Europe’s losses (based on its voting percentage of ownership), the impact on the Company would be the same as presented above, except net income (loss) would only be reduced by the portion of AOL Europe’s losses absorbed by the Company. Specifically, the impact on the Company’s net income (loss) of consolidating AOL Europe, in this instance, would have been a net loss of approximately $422 million and approximately $154 million in 2001 and 2000, respectively.

     If the Company were to adjust the allocation of AOL Europe losses during 2001 and 2000 from the HLBV method to some other basis as described above, it would decrease the goodwill recognized upon acquisition of Bertelsmann’s interest in AOL Europe in 2002 by an equal amount, resulting in a corresponding reduction in the goodwill impairment charge recognized by the Company in the fourth quarter of 2002. Consequently, pending the outcome of this matter, investors also should not rely on the Company’s financial statements for the year ended December 31, 2002.

     Neither the conclusion that the Company should have begun consolidating its interest in AOL Europe upon execution of the Put/Call Agreement, nor any ultimate determination that the Company should have applied the equity method in a different manner, would have any impact on the consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 included in this report.

     The staff of the SEC continues to investigate, and the Company continues to discuss with the SEC staff, these and other transactions principally involving the America Online unit. It is possible that the Company may learn information as a result of its discussions with the SEC, the Company’s ongoing review, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these and other transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect and the Company’s conclusion to consolidate AOL Europe, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates. The DOJ also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters.

     It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed. In addition, the Company has established reserves of $500 million in connection with the pending SEC and DOJ investigations. This amount represents the Company’s current best estimate of the amounts that would be involved ultimately to resolve these investigations. The Company believes that some portion of the amount reserved will be available for related shareholder litigation. The Company has not established any reserves associated with shareholder and civil litigation due to their preliminary status and because it is unable to reasonably estimate a range of possible loss.

Comcast Tolling and Optional Redemption Agreement

     On September 24, 2004, TWC Inc. entered into a Tolling and Optional Redemption Agreement (the “Agreement”), with Comcast Corporation (“Comcast”) and certain affiliates of Comcast, including the trust that holds shares of TWC Inc. on behalf of Comcast. Pursuant to the Agreement, Comcast has been granted an option (the “Option”), which can be exercised between December 1, 2004 and April 1, 2005, to require TWC Inc. to redeem a portion of the TWC Inc. stock held by Comcast in exchange for a TWC Inc. subsidiary with cable systems serving approximately 90,000 basic subscribers as of September 30, 2004, plus approximately $750 million in cash. Closing of the transactions contemplated by the Agreement is subject to the exercise of the Option, required governmental and regulatory approvals and other customary closing conditions.

     Comcast currently owns an effective interest of approximately 21% in TWC Inc.’s business — held through a 17.9% common stock interest in TWC Inc. and a 4.7% limited partnership interest in Time Warner Entertainment Company, L.P. (“TWE”). If the Option is exercised, Comcast will reduce its effective interest in TWC Inc.’s business to approximately 17% — consisting of a 13.7% common stock interest in TWC Inc. and a 4.7% limited partnership interest in TWE. Other than as provided in the Agreement, Comcast cannot require TWC Inc. to purchase its interest in TWC Inc.

     In connection with the restructuring of TWE completed in 2003 (the “TWE Restructuring”), Comcast received (1) customary registration rights relating to its 17.9% interest in the common stock of TWC Inc. and (2) the right, at any time following March 31, 2005, to require TWC Inc. or Time Warner to purchase all or a portion of Comcast’s 4.7% limited partnership interest in TWE at an appraised fair market value. The purchase price payable by TWC Inc. or Time Warner as consideration for Comcast’s limited partnership interest may be paid in cash, Time Warner or TWC Inc. common stock (if TWC Inc. common stock is then publicly

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

traded) or a combination of cash and stock. Following March 31, 2005, Comcast also has the right to sell all or a portion of its interest in TWE to a third party, subject to rights of first refusal by the Company and TWC Inc.

     The Agreement entered into on September 24, 2004 also provides that Comcast will not exercise or pursue registration rights with respect to the TWC Inc. stock owned by it until April 1, 2005, or earlier if the Agreement is terminated under certain limited circumstances. This provision of the Agreement supersedes Comcast’s request to TWC Inc. in December 2003 to register its TWC Inc. stock. For details related to the accounting for this transaction, see Note 4, “Time Warner Entertainment Company, L.P.”

Google Inc.

     As previously reported in the quarterly report on Form 10-Q for the second quarter of 2004, America Online exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google Inc. in May 2004. Each of these shares converted automatically into shares of Google’s Class B Common Stock immediately prior to the closing of Google’s initial public offering on August 24, 2004. In connection with this offering, America Online converted 2,355,559 shares of its Google Class B Common Stock into an equal number of Google’s Class A Common Stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million, which is included in “Other Income, net” in the accompanying consolidated statement of operations. Following this transaction, America Online holds 5,081,893 shares of Google’s Class B Common Stock. These shares are subject to restrictions on transfer pursuant to lock-up arrangements in connection with Google’s offering. In addition, future transfers will be subject to applicable securities laws requiring that sales be made either pursuant to a registration statement or under exemptions from registration.

     The Company does not consider its remaining interest in Google to be a strategic investment. As of September 30, 2004, the shares are recorded on the Company’s consolidated balance sheet (classified as available-for-sale securities) at their fair value of approximately $659 million. There is a corresponding unrealized gain of approximately $386 million, net of deferred taxes of approximately $257 million, reflected in shareholders equity. The fair value of the investment is calculated based on Google’s stock price ($129.60 at September 30, 2004) times the number of Google shares owned by the Company. A 5% appreciation in the stock price of Google would result in an increase in the Company’s unrealized gain on this investment of approximately $20 million, net of tax. Conversely, a 5% depreciation in the stock price of Google would result in a decrease in the Company’s unrealized gain on this investment of approximately $20 million, net of tax. As of October 28, 2004, Google stock closed at $193.30 per share, which increased the fair value of the Company’s position to approximately $982 million.

Advertising.com

     On August 2, 2004, America Online completed the previously announced acquisition of Advertising.com, Inc. (“Advertising.com”) for $445 million (net of cash acquired). Advertising.com purchases online advertising inventory from third-party web sites and principally sells this inventory using performance-based advertising arrangements. For the three and nine months ended September 30, 2004, Advertising.com contributed Advertising revenue from sales of advertising run on third-party websites of $35 million.

Agreement Regarding Investment in Gateway

       AOL owns both preferred and common stock in Gateway, Inc. (“Gateway”). Specifically, AOL owns Gateway Series A and Series C preferred stock and 2.7 million shares of Gateway common stock. The Series A preferred stock automatically converts into approximately 22.2 million shares of Gateway common stock (based on a minimum conversion price of $8.99 per share) in December 2004. The Series C preferred stock is redeemable, at AOL’s option, also in December 2004 for $200 million. Gateway has the option to pay the $200 million redemption price in Gateway common stock (based on the average price of Gateway’s common stock during a pricing period prior to the redemption date), cash or a combination thereof. AOL’s ability to resell these shares is limited by both contractual restrictions and applicable securities laws and regulations.

       On November 1, 2004, AOL entered into an agreement with Gateway covering the sale of the AOL-owned Gateway securities to Gateway. Under the terms of the agreement, AOL will receive total consideration of approximately $316 million consisting of: (1) approximately $186 million in cash at the closing; (2) the right to use approximately $33 million worth of Gateway securities to make payments to Gateway under certain existing customer acquisition agreements between the parties; and (3) approximately $97 million, which accretes at a specified rate, that can be (a) used to offset future performance-based payments that AOL would otherwise be required to make in cash under certain existing customer acquisition agreements between the parties; (b) paid in cash; or (c) a combination thereof, at Gateway’s option. Notwithstanding the use of any amounts to offset amounts owed to Gateway by AOL, AOL will continue to recognize marketing expense under its existing customer acquisition agreements with Gateway.

       The $316 million purchase price is based on a negotiated discount to Gateway’s closing price of $5.54 on October 18, 2004, which, after considering the aggregate impairment losses recognized by the Company on its investment in Gateway, will result in a net gain recognized on the sale of approximately $44 million. This transaction is expected to close on December 22, 2004 and is subject to customary conditions. Additionally, AOL and Gateway have agreed to settle existing commercial disputes resulting in AOL paying Gateway $2.5 million for the settlement.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Urban Cable Works of Philadelphia, L.P.

     Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) is an unconsolidated joint venture of TWC Inc., with approximately 50,000 basic subscribers at September 30, 2004, that operates cable television systems in Philadelphia, Pennsylvania. Urban Cable is 40% owned by TWC Inc. and 60% owned by an investment group led by Inner City Broadcasting (“Inner City”). Under a management agreement, TWC Inc. is responsible for the day-to-day management of Urban Cable. TWC Inc. and Inner City settled certain disputes regarding the joint venture for $34 million during the second quarter.

     TWC Inc. has also agreed to purchase, subject to receipt of applicable regulatory approvals, all of Inner City’s interests in the venture for approximately $53 million in cash. In addition, upon closing, TWC Inc. will eliminate in consolidation debt and interest owed to it by Urban Cable of $66 million and will assume $55 million of Urban Cable’s third-party debt. This transaction is expected to close before the end of the year. For the nine months ended September 30, 2004, Urban Cable’s revenues, Operating Income before Depreciation and Amortization and Operating Income were $35 million, $11 million, and $3 million, respectively.

VIVA Media AG and VIVA Plus

     In August 2004, Turner completed the previously announced sale of its 30.6% ownership stake in VIVA Media AG (“VIVA”) and its 49% stake in VIVA Plus to Viacom Inc. for approximately 109 million Euros (approximately $134 million). VIVA primarily owns a music television channel in Germany and also operates a portfolio of music channels in other European countries, as well as Brainpool TV GmbH, a major independent television producer in Germany. VIVA Plus is a smaller music television channel that operates in Germany. The Company accounted for these assets as equity investments prior to the sale. For the three and nine months ended September 30, 2004, the Company recorded a gain of approximately $113 million as a component of “Other Income, net” in the accompanying consolidated statement of operations.

Warner Village Cinemas S.P.A.

     Warner Village Cinemas S.P.A. (“Warner Village”) is a joint venture arrangement that operates cinemas in Italy and is owned 45% by Warner Bros., 45% by Village Cinemas International Pty. Ltd. (“Village Cinemas”) and 10% by a third-party investor. As previously announced, in April 2004, Warner Bros. and Village Cinemas agreed that: (i) Warner Bros. would control the voting rights associated with Village Cinemas’ 45% interest and (ii) beginning in March 2007 and continuing for one year, Village Cinemas can request that Warner Bros. buy Village Cinemas’ interest at fair value. In the event Warner Bros. does not agree to buy such interests, both Warner Bros. and Village Cinemas would place their collective interests for sale. If such right is not exercised by Village Cinemas, the voting rights associated with its 45% interest will revert to Village Cinemas in March 2008.

     As a result of controlling Village Cinemas’ voting interest, Warner Bros. began consolidating the results of Warner Village in the second quarter of 2004. As permitted by accounting principles generally accepted in the United States, Warner Village results have been consolidated retroactive to the beginning of the year. For the three and nine months ended September 30, 2004, Warner Village revenues were $14 million and $73 million, respectively, its Operating Income (Loss) before Depreciation and Amortization was ($3) million and $9 million, respectively, and its Operating Income (Loss) was ($5) million and $3 million, respectively.

Discontinued Operations Presentation of Music Segment

     On March 1, 2004, the Company completed the sale of the Warner Music Group’s (“WMG”) recorded music and music publishing operations to a private investment group for approximately $2.6 billion in cash and an option to re-acquire a minority interest in the operations sold. In addition, on October 24, 2003, the Company completed the sale of WMG’s CD and DVD manufacturing, printing, packaging and physical distribution operations to Cinram International Inc. for approximately $1.05 billion in cash (Note 3).

     With the completion of these transactions, the Company disposed of its entire Music segment. Accordingly, the Company has presented the financial condition and results of operations of the Music segment as discontinued operations for all periods presented.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Sale of Winter Sports Teams

     On March 31, 2004, the Company completed the sale of the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and the entity holding the operating rights to Philips Arena, an Atlanta sports and entertainment venue, to Atlanta Spirit LLC (“Atlanta Spirit”). In addition to the $178 million impairment charge recognized in the second quarter of 2003 and the $41 million charge recognized in the third quarter of 2003, the Company recorded a $7 million loss on the closing of the sale in the first quarter of 2004. As of September 30, 2004, Turner owns a 10% interest in Atlanta Spirit and accounts for its interest under the equity method of accounting.

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

New Accounting Principles

     The Company adopted new accounting guidance that impacted comparability as follows:

Consolidation of Variable Interest Entities

     Pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”) and the revision of FIN 46 (“FIN 46R”) issued in December 2003 to replace FIN 46, the Company began consolidating the operations of America Online Latin America, Inc. (“AOLA”) as of March 31, 2004. AOLA is a publicly traded entity whose significant shareholders include the Company, AOL, the Cisneros Group (a private investment company) and Banco Itau (a leading Brazilian bank). AOLA provides online services principally to customers in Brazil, Mexico, Puerto Rico and Argentina. The Company has no obligation to provide additional funding for AOLA’s operations and the creditors of AOLA have no recourse to the Company.

     In accordance with the transition provisions of FIN 46R, the assets and liabilities of AOLA were recorded in the Company’s consolidated balance sheet as of March 31, 2004 in the amounts at which they would have been carried if FIN 46R had been effective when the Company first met the conditions to be considered the primary beneficiary of AOLA. Upon consolidating the balance sheet of AOLA, the Company recorded incremental assets of approximately $85 million and liabilities of $29 million, with the difference of $56 million recognized as the pretax cumulative effect of an accounting change ($34 million on an after-tax basis). Prior periods have not been restated. The Company consolidated the operating results of AOLA’s operations commencing April 1, 2004. In order to provide the time necessary to consolidate and evaluate the AOLA financial information, the AOLA financial statements are consolidated by the Company on a one-quarter time lag. For the three and nine months ended September 30, 2004, the Company recognized revenues of $13 million and $27 million, an Operating Loss before Depreciation and Amortization of $9 million and $12 million and an Operating Loss of $10 million and $16 million, respectively, associated with AOLA.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial information to conform to the current year presentation, including a reclassification impacting the Company and the Filmed Entertainment segment’s operating results to reflect a change in how the Company classifies the accretion of discounts on long-term film licensing arrangements. Previously, the Company classified the accretion of discounts on long-term film licensing arrangements within Operating Income. To become more consistent with what the Company believes to be film industry practice, such accretion is now being classified as a reduction of Interest expense, net. The accretion for the three and nine months ended September 30, 2003 was $25 million and $82 million, respectively. Such reclassifications did not affect Net Income, Cash Provided by Operations or Free Cash Flow.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Significant Transactions and Other Items Affecting Comparability

     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(millions)		(millions)
Restructuring costs	$—	$(42)	$2	$(72)
Legal reserves related to the government investigations	(500)	—	(500)	—
Asset impairments	—	(41)	(10)	(318)
Net gain on disposal of assets	13	—	14	43

Impact on Operating Income	(487)	(83)	(494)	(347)

Microsoft Settlement	—	—	—	760
Investment gains	311	127	366	778
Loss on investments, net	(15)	(10)	(24)	(167)

Impact on other income, net	296	117	342	1,371

Pretax impact	(191)	34	(152)	1,024
Income tax impact	(32)	(14)	(48)	(429)

After-tax impact	$(223)	$20	$(200)	$595

Restructuring Costs

     Restructuring costs consist of charges related to employee terminations and exit activities, which are expensed in accordance with accounting principles generally accepted in the United States. The Company did not incur any restructuring charges during the three months ended September 30, 2004. During the nine months ended September 30, 2004, the Company recorded a $2 million reduction in restructuring costs at AOL, reflecting changes in estimates of previously established restructuring accruals. During the three months ended September 30, 2003, the Company incurred restructuring costs of $42 million, including $26 million at AOL, $13 million at Networks and $3 million at the Publishing segment. During the nine months ended September 30, 2003, the Company incurred restructuring costs totaling $72 million, including $30 million at AOL, $21 million at Networks and $21 million at Publishing. The 2003 costs related to various employee and contractual terminations. These costs are included in “Restructuring costs” in the accompanying consolidated statement of operations and are discussed in more detail in Note 2 to the accompanying consolidated financial statements.

Legal Reserves Related to the Government Investigations

     The Company has established $500 million in legal reserves related to the government investigations. This amount represents the Company’s current best estimate of the amounts that would be involved ultimately to resolve these investigations. The Company believes that some portion of the amount reserved will be available for related shareholder litigation. The Company has not established any reserves associated with shareholder and civil litigation due to their preliminary status and because it is unable to reasonably estimate a range of possible loss.

Asset Impairments

     For the nine months ended September 30, 2004, the Company recognized a $10 million impairment charge related to the pending sale of a building at the AOL segment. For the three and nine months ended September 30, 2003, Operating Income before Depreciation and Amortization included $41 million and $219 million of impairment charges, respectively, at the Networks segment, related to the writedown of the intangible assets of the winter sports teams, and the nine months also included a $99 million impairment charge at the Publishing segment related to the writedown of goodwill and intangible assets of the Time Warner Book

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Group. These impairments were recognized as a result of fair value information obtained during the periods through negotiations with third parties about the potential disposition of these businesses.

Net Gain on Disposal of Assets

     For the three and nine months ended September 30, 2004, the Company recognized a $13 million gain at AOL related to the previously announced sale of AOL Japan, which closed on July 1, 2004. In addition, for the nine months ended September 30, 2004, the Company recognized an $8 million gain at the Publishing segment related to the sale of a building and a $7 million loss (after taking into consideration the $219 million of impairment charges described above) on the closing of the sale of the winter sports teams at the Networks segment. These amounts are reflected as components of Operating Income in the accompanying consolidated statement of operations.

     For the nine months ended September 30, 2003, the Company recorded a $43 million gain on the sale of its interest in U.K. cinemas, which previously had been consolidated by the Filmed Entertainment segment.

Microsoft Settlement

     As more fully described in Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, in the second quarter of 2003, the Company recognized a gain of approximately $760 million as a result of the settlement with Microsoft Corporation of then-pending litigation between Microsoft and Netscape Communications Corporation (the “Microsoft Settlement”). The gain is included in “Other Income, net”, in the accompanying 2003 consolidated statement of operations for nine months ended September 30, 2003.

Investment Gains

     For the three and nine months ended September 30, 2004, the Company recognized $311 million and $366 million of gains, respectively, from the sale of investments, including a $188 million gain related to the sale of a portion of the Company’s interest in Google and a $113 million gain related the sale of the Company’s interest in VIVA and VIVA Plus. For the three months ended September 30, 2003, the Company recognized $127 million of gains from the sale of investments, including a $52 million gain from the sale of the Company’s interest in chinadotcom and $17 million from the sale of the Company’s equity interests in certain international cinemas. For the nine months ended September 30, 2003, the Company recognized gains from the sale of certain investments of $778 million, including a $513 million gain on the sale of the Company’s interest in Comedy Central, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”), a $52 million gain from sale of the Company’s interest in chinadotcom and $66 million in gains from the sale of the Company’s equity interest in certain international cinemas.

     These gains are included as a component of “Other Income, net” in the accompanying consolidated statement of operations.

Loss on Investments, net

     For the three and nine months ended September 30, 2004, non-cash charges to reflect other-than-temporary declines in the Company’s investments were $15 million and $24 million, respectively. This amount reflects $10 million and $12 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $5 million and $12 million of losses, respectively, related to market fluctuations in equity derivative instruments.

     For the three months ended September 30, 2003, non-cash charges to reflect other-than-temporary declines in the Company’s investments were $10 million. These amounts consisted of $14 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and income of $4 million to reflect market fluctuations in equity derivative instruments. For the nine months ended September 30, 2003, non-cash charges to reflect other-than-temporary declines in the Company’s investments were $167 million. These amounts consisted of $184 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and income of $17 million to reflect market fluctuations in equity derivative instruments. Included in these charges were a $71 million loss associated with the writedown of the Company’s then equity interest in n-tv KG (“NTV-Germany”), a German news broadcaster, and a $77 million loss associated with the Company’s equity interest in AOL Japan.

     These writedowns are included as a component of “Other Income, net” in the accompanying consolidated statement of operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Consolidated Results

     Revenues. For the three months ended September 30, 2004, consolidated revenues increased 5% to $9.965 billion. For the nine months ended September 30, 2004, consolidated revenues increased 8% to $30.979 billion. As shown below, these increases were led by growth in Subscription, Advertising and Content revenues, offset, in part, by declines in Other revenues:

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
	(millions)			(millions)
Subscription	$5,398	$5,150	5%	$16,167	$15,203	6%
Advertising	1,646	1,424	16%	4,939	4,440	11%
Content	2,648	2,591	2%	9,002	7,939	13%
Other	273	338	(19%)	871	1,079	(19%)

Total revenues	$9,965	$9,503	5%	$30,979	$28,661	8%

     The increase in Subscription revenues for the three and nine months ended September 30, 2004 primarily related to the Cable and Networks segments, and, to a lesser extent, the Publishing segment. This increase was offset partially by a decline at AOL. The increase at Cable was principally due to the continued penetration of new services (primarily high-speed data and advanced digital video services) and higher basic cable rates. The increase at the Networks segment for the three and the nine months ended September 30, 2004 was due to higher subscription rates and an increase in the number of subscribers at both Turner and HBO, which was offset partially by the absence of a benefit from the favorable resolution of certain contractual agreements in the prior year third quarter. The nine months ended September 30, 2004 also benefited from the resolution of certain contractual agreements. The Publishing segment increased due to a decrease in subscription allowances (which are netted against revenue) and the favorable effects of foreign currency exchange rates. The AOL segment declined primarily as a result of lower domestic narrowband subscription revenues, partially offset by the expansion of broadband subscription revenues in the U.S. and the favorable effects of foreign currency exchange rates.

     The increase in Advertising revenues for the three and nine months ended September 30, 2004 was due primarily to growth at the AOL, Publishing and Networks segments. The increase at AOL for the three and nine months was due primarily to growth in paid-search advertising and revenues associated with the acquisition of Advertising.com. The increase at the Publishing segment for the three and nine months was due to the strength of magazine advertising and the favorable effects of foreign currency exchange rates. The increase at the Networks segment for the three and nine months was driven by higher CPMs and sellouts at Turner’s entertainment networks.

     The increase in Content revenues for the three months was primarily a result of the Networks segment, due mainly to higher ancillary sales of HBO’s original programming and, to a lesser extent, growth at the Filmed Entertainment and Publishing segments. The increase for the nine months was principally due to improved results at the Filmed Entertainment segment related to both television and theatrical product.

     The decline in Other revenues for the three and nine months ended September 30, 2004 was attributable to the sale of Time Life, a direct-marketing business formerly a part of the Publishing segment. Time Life contributed Other revenues of $74 million in the third quarter of 2003 and $227 million in the first nine months of 2003.

     Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

     Costs of Revenues. For the three months ended September 30, 2004 and 2003, costs of revenues totaled $5.639 billion and $5.467 billion, respectively, and as a percentage of revenues was 57% and 58%, respectively. For the nine months ended September 30, 2004 and 2003, costs of revenues totaled $17.960 billion and $16.970 billion, respectively, and as a percentage of revenues, was 58% and 59%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the AOL and Filmed Entertainment segments as discussed in detail under “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Selling, General and Administrative Expenses. For the three months ended September 30, 2004 and 2003, selling, general and administrative expenses increased 6% to $2.575 billion in 2004 from $2.428 billion in 2003 primarily as a result of increases at the Networks and Filmed Entertainment segments. For the nine months, selling, general and administrative costs increased 5% to $7.496 billion in 2004 from $7.150 billion in 2003 primarily as a result of increases at the Filmed Entertainment and AOL segments. The segment variations are discussed in detail under “Business Segment Results.”

     Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.

     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
	(millions)			(millions)
Operating Income before Depreciation and Amortization	$1,905	$2,163	(12%)	$6,947	$6,064	15%
Depreciation	(641)	(638)	—	(1,918)	(1,870)	3%
Amortization	(156)	(148)	5%	(467)	(430)	9%

Operating Income	1,108	1,377	(20%)	4,562	3,764	21%
Interest expense, net	(372)	(438)	(15%)	(1,159)	(1,319)	(12%)
Other income, net	304	44	NM	368	1,250	(71%)
Minority interest expense	(54)	(59)	(8%)	(172)	(175)	(2%)

Income before income taxes, discontinued operations and cumulative effect of accounting change	986	924	7%	3,599	3,520	2%
Income tax provision	(492)	(373)	32%	(1,511)	(1,478)	2%

Income before discontinued operations and cumulative effect of accounting change	494	551	(10%)	2,088	2,042	2%
Discontinued operations, net of tax	5	2	150%	115	(29)	NM
Cumulative effect of accounting change, net of tax	—	(12)	NM	34	(12)	NM

Net income	$499	$541	(8%)	$2,237	$2,001	12%

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization decreased 12% to $1.905 billion for the three months ended September 30, 2004 from $2.163 billion for the three months ended September 30, 2003 as a result of increased losses at Corporate, as discussed below, partially offset by growth at the AOL, Cable, Networks and Publishing segments. For the nine months ended September 30, 2004, Operating Income before Depreciation and Amortization increased 15% to $6.947 billion in 2004 from $6.064 billion in 2003 principally as a result of solid growth at all business segments, partially offset by increased expenses at Corporate. The segment variations are discussed in detail under “Business Segment Results.”

     The Company expects the rate of growth in Operating Income before Depreciation and Amortization for the full year to slow relative to the growth rate in the first nine months of 2004 due to a decrease in growth rates at the Filmed Entertainment, AOL and Networks segments, which are discussed under “Business Segment Results.”

     Corporate Operating Loss before Depreciation and Amortization. Time Warner’s Corporate Operating Loss before Depreciation and Amortization was $615 million and $891 million for the three and nine months ended September 30, 2004 compared to $109 million and $322 million for the three and nine months ended September 30, 2003, respectively.

     During the three and nine months ended September 30, 2004, the Company has established $500 million in legal reserves related to the government investigations. This amount represents the Company’s current best estimate of the amounts that would be involved ultimately to resolve these investigations. The Company believes that some portion of the amount reserved will be available for related shareholder litigation. The Company has not established any reserves associated with shareholder and civil litigation due to their preliminary status and because it is unable to reasonably estimate a range of possible loss.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Also included in Corporate Operating Loss before Depreciation and Amortization are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits ($9 million and $23 million for the three and nine months ended September 30, 2004, respectively, compared to $14 million and $49 million for the three and nine months ended September 30, 2003, respectively). It is not yet possible to predict the outcome of these investigations and lawsuits, and costs are expected to continue to be incurred in future periods.

     Included in the 2004 amounts are costs associated with the relocation from the Company’s former corporate headquarters. During the first six months of 2004, the Company recorded a $67 million charge, of which $14 million was reversed in the third quarter of 2004 as a result of an agreement having been finalized to lease a portion of the space to the AOL business unit. Of the $53 million net charge, approximately $26 million relates to a non-cash write-off of the fair value lease adjustment, which was established in purchase accounting at the time of the merger of America Online and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”).

     Excluding the items previously discussed, Corporate Operating Loss before Depreciation and Amortization increased for the three and nine months primarily as a result of higher severance costs and insurance premiums and a $20 million adjustment partially related to prior periods to increase self insurance liabilities.

     Depreciation Expense. Depreciation expense increased to $641 million and $1.918 billion for the three and nine months ended September 30, 2004 from $638 million and $1.870 billion for the three and nine months ended September 30, 2003, respectively. The increase in depreciation expense for the three months was the result of slight increases in depreciation at the Cable, Filmed Entertainment and Networks segments, partially offset by a decline at AOL. The decline at AOL was primarily the result of a $13 million adjustment taken in the third quarter of 2004 to reduce excess depreciation inadvertently recorded at AOL over several years. The increase in depreciation for the nine months primarily related to the Cable segment and, to a lesser extent, growth at all other segments except AOL. The growth at Cable reflects higher levels of spending related to the rollout of digital services over the past three years and increased spending on customer premise equipment that is depreciated over a significantly shorter useful life compared to the mix of assets previously purchased.

     Amortization Expense. Amortization expense increased to $156 million and $467 million for the three and nine months ended September 30, 2004 from $148 million and $430 million for the three and nine months ended September 30, 2003, respectively. The increase relates principally to an increase in the amortization associated with customer-related intangible assets at the Cable segment, which were established with the purchase price allocation associated with the TWE Restructuring. The purchase price allocation was finalized on March 31, 2004.

     Operating Income. Time Warner’s Operating Income decreased to $1.108 billion for the three months ended September 30, 2004 from $1.377 billion for the three months ended September 30, 2003 and increased to $4.562 billion for the nine months ended September 30, 2004 from $3.764 billion for the nine months ended September 30, 2003. This reflects the changes in business segment Operating Income before Depreciation and Amortization discussed above, and an increase in depreciation and amortization expense.

     Interest Expense, Net. Interest expense, net, decreased to $372 million and $1.159 billion for the three and nine months ended September 30, 2004 from $438 million and $1.319 billion for the three and nine months ended September 30, 2003, respectively, due primarily to lower average net debt levels.

     Other Income, Net. Other income, net, detail is shown in the table below:

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(millions)		(millions)
Investment-related gains	$311	$127	$366	$778
Loss on writedown of investments	(15)	(10)	(24)	(167)
Income (losses) from equity investees	1	(61)	33	(79)
Microsoft Settlement	—	—	—	760
All other	7	(12)	(7)	(42)

Other income, net	$304	$44	$368	$1,250

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The Microsoft Settlement, changes in investment-related gains and the declines in the losses on writedown of investments are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, improved in 2004 as compared to the prior year primarily from an increase in income from equity method investees principally due to the absence of losses related to AOLA as a result of AOLA’s consolidation in 2004.

     Minority Interest Expense. Time Warner had $54 million and $172 million of minority interest expense for the three and nine months ended September 30, 2004 compared to $59 million and $175 million for the three and nine months ended September 30, 2003, respectively.

     Income Tax Provision. Income tax expense from continuing operations was $492 million for the three months ended September 30, 2004, compared to $373 million for the three months ended September 30, 2003 and was $1.511 billion for the nine months ended September 30, 2004, compared to $1.478 billion for the nine months ended September 30, 2003. The Company’s actual income tax expense differs from the amounts derived by applying the 35% U.S. Federal statutory rate to pretax income as a result of several factors, including non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates, and state and local income taxes. The Company’s effective tax rate for continuing operations was 50% and 42% for the three and nine months ended September 30, 2004, respectively, as compared to 40% and 42%, respectively, for the same periods in the prior year. The increase in the effective tax rate for the three months ended September 30, 2004 as compared to the same period in the prior year results primarily from the legal reserves related to the government investigations (as discussed under “Significant Transactions and Other Items Affecting Comparability”), most of which may not be ultimately deductible for income tax purposes, partially offset by the non-taxability of certain gains on the sale of assets. The comparative effective tax rate for the nine months also reflects additional benefits related to certain foreign source income and increased foreign tax credit utilization in 2004.

     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $494 million for the three months ended September 30, 2004 compared to $551 million for the three months ended September 30, 2003. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.11 and $0.10, respectively, in 2004 compared to $0.12 for both basic and diluted net income before discontinued operations in 2003. In addition, excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $223 million of expenses and $20 million of income in 2004 and 2003, respectively, income before discontinued operations and cumulative effect of accounting change increased by $186 million. The increase reflects primarily an increase in Operating Income and lower interest expense.

     Income before discontinued operations and cumulative effect of accounting change was $2.088 billion for the nine months ended September 30, 2004 compared to $2.042 billion for the nine months ended September 30, 2003. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.46 and $0.44, respectively, in 2004 compared to $0.45 and $0.44 in 2003, respectively. In addition, excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $200 million of expense and $595 million of income in 2004 and 2003, respectively, income before discontinued operations and cumulative effect of accounting change increased by $841 million. The increase reflects primarily the after-tax effect of the increase in Operating Income and lower interest expense.

     Discontinued Operations, Net of Tax. The 2004 and 2003 results include the impact of the treatment of the Music segment as a discontinued operation. Included in the results for the three and nine months ended September 30, 2004 are pretax income of $7 million and a loss of $9 million, respectively, and a related tax provision of $2 million and tax benefit of $124 million, respectively. The income or loss and the corresponding taxes relate primarily to adjustments to the initial estimates of the assets sold to, and liabilities assumed by, the acquirers in such transactions and to the resolution of various tax matters surrounding the music business dispositions.

     Included in the results for the three and nine months ended September 30, 2003 are $5 million and $52 million of pretax losses, respectively, from the music operations and $7 million and $23 million of income tax benefits, respectively.

     Cumulative Effect of Accounting Change, Net of Tax. As previously discussed, the Company recorded an approximate $34 million benefit, net of tax, as a cumulative effect of accounting change upon the consolidation of AOLA in the first quarter of 2004 in accordance with FIN 46R. In addition, the three and nine months ended September 30, 2003 included an approximate $12 million charge, net of tax, as the cumulative effect of the adoption of FIN 46.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Net Income and Net Income Per Common Share. Net income was $499 million for the three months ended September 30, 2004 compared to $541 million for the three months ended September 30, 2003. Basic and diluted net income per common share were both $0.11 in 2004 compared to $0.12 for both basic and diluted net income per common share in 2003. Net income was $2.237 billion for the nine months ended September 30, 2004 compared to $2.001 billion for the nine months ended September 30, 2003. Basic and diluted net income per share were $0.49 and $0.48 in 2004 compared to $0.45 and $0.43 in 2003, respectively. Net income includes the items discussed above under “Significant Transactions and Other Items Affecting Comparability,” discontinued operations, net of tax and cumulative effect of accounting change.

Business Segment Results

     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,840	$1,892	(3%)	$5,661	$5,691	(1%)
Advertising	257	178	44%	692	583	19%
Other	44	45	(2%)	156	170	(8%)

Total revenues	2,141	2,115	1%	6,509	6,444	1%
Costs of revenues(a)	(1,046)	(1,088)	(4%)	(3,165)	(3,395)	(7%)
Selling, general and administrative(a)	(645)	(630)	2%	(1,910)	(1,813)	5%
Gain on disposal of consolidated businesses	13	—	NM	13	—	NM
Asset impairments	—	—	NM	(10)	—	NM
Restructuring charges	—	(26)	NM	2	(30)	NM

Operating Income before Depreciation and Amortization	463	371	25%	1,439	1,206	19%
Depreciation	(158)	(179)	(12%)	(498)	(527)	(6%)
Amortization	(44)	(42)	5%	(127)	(125)	2%

Operating Income	$261	$150	74%	$814	$554	47%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     Subscription revenues declined at AOL for the three and nine months ended September 30, 2004 as compared to the same periods in 2003. This resulted from a decline in domestic Subscription revenues (from $1.526 billion to $1.418 billion for the three months and from $4.593 billion to $4.352 billion for the nine months), offset in part by an increase in Subscription revenues at AOL Europe (from $366 million to $410 million for the three months and from $1.098 billion to $1.246 billion for the nine months). AOL’s domestic Subscription revenues declined in 2004 due to decreases in AOL narrowband subscribers and related revenues, partially offset by the expansion of domestic broadband subscription revenues and increased premium service revenue. The growth in AOL Europe’s Subscription revenues primarily resulted from a favorable impact of foreign currency exchange rates ($30 million and $122 million for the three and nine months, respectively) and growth in broadband subscribers. These increases for the nine months more than offset an increase in value-added taxes (which is netted against revenue) due to a change in European tax law that took effect July 1, 2003. In addition, Subscription revenues benefited as the result of the consolidation of AOLA effective on March 31, 2004, which has contributed $12 million and $25 million of Subscription revenues for the three and nine months, respectively. In addition, the acquisition of AOL Japan, which was consolidated effective January 1, 2004 and subsequently sold on July 1, 2004, contributed $37 million of Subscription revenues during the first half of the year.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The number of AOL brand domestic subscribers was as follows at September 30, 2004, June 30, 2004 and September 30, 2003:

	September 30,	June 30,	September 30,
	2004	2004	2003
	(millions)
Narrowband	18.0	19.2	22.1
Broadband	4.7	4.2	2.6

Total AOL brand domestic subscribers(1)	22.7	23.4	24.7

(1)	Includes free trial and retention members of approximately 14% at September 30, 2004, 15% at June 30, 2004 and 15% at September 30, 2003.

     AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. AOL classifies domestic AOL brand subscribers as narrowband or broadband subscribers based on the price plan marketed by AOL and selected by the subscriber, rather than the speed (e.g., high-speed or dial-up) of a subscriber’s connection, member usage patterns, or some other possible measure. For example, a subscriber who, in response to a promotional offer, agrees to sign-up for the AOL for Broadband service would be considered a broadband subscriber even if the subscriber predominantly accesses the AOL service via a dial-up connection. AOL continues to develop, test, change, and implement price plans, service offerings and payment methods to attract and retain members.

     The primary narrowband price plan for U.S. subscribers is an unlimited usage plan for $23.90 per month that includes unlimited access to the AOL service using AOL’s dial-up network and unlimited usage of the AOL service through any Internet connection. Narrowband subscribers may also select from other pricing plans with lower rates, including limited usage plans and an annual payment plan that allows members to pay for a year of the AOL service in advance at a reduced rate. Narrowband subscribers also include subscriptions sold at a discount to employees and customers of selected AOL strategic partners.

     AOL offers multiple “bring your own access” (BYOA) price plans, all of which allow unlimited usage of the AOL service through an Internet connection not provided by AOL (“BYOA access”), such as a high-speed broadband Internet connection via cable or DSL not provided by America Online. These BYOA price plans also allow for multiple simultaneous log-ins (MSL) for one account and, depending on the particular price plan, include varying amounts of dial-up telephone access in the U.S. from America Online. The primary BYOA price plan is $14.95 per month, which, in addition to unlimited BYOA access and MSL, provides for a limited number of hours of AOL-provided dial-up access each month. Another significant BYOA price plan is $24.95 per month, which allows unlimited BYOA access and MSL, and includes unlimited access to the AOL service using AOL’s dial-up network. AOL does not expect to offer this price plan in the future. AOL considers all BYOA price plan subscribers to be broadband subscribers. Although not currently actively marketed, AOL also provides bundled broadband services to existing subscribers through a number of DSL and cable partners.

     Both narrowband and broadband plans include subscribers to the AOL service during introductory free trial periods and subscribers to the AOL service at no or reduced costs through member service and retention programs.

     During the first nine months of 2004, most of the net additions to broadband subscribers were in the $24.95 BYOA price plan, having migrated from AOL’s narrowband price plans. As of September 30, 2004, there were approximately 1.8 million $24.95 BYOA subscribers classified as broadband subscribers.

     As noted above, these price plan classifications do not necessarily reflect subscriber access patterns. AOL believes that a significant number of its subscribers who have selected a broadband price plan actually access the AOL service via narrowband connections for a majority of their sessions. Likewise, a significant number of its subscribers on narrowband price plans actually access the AOL service via a broadband connection for a majority of their sessions. In addition, many of AOL’s subscribers continue to switch from narrowband to broadband price plans and from broadband to narrowband price plans. Accordingly, the distinction between narrowband and broadband members is becoming less relevant as individual AOL subscribers are accessing the service in multiple ways (e.g., dial-up and high speed). As the marketplace and business continue to evolve, AOL continues to explore new pricing and marketing programs and is reviewing the current narrowband and broadband subscriber classifications.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The sequential quarterly decline in domestic AOL brand subscribers resulted from a number of factors, including continued subscriber cancellations and terminations, the continued maturing of narrowband services and subscribers adopting other narrowband and broadband services, partially offset by growth in broadband subscribers. In addition to the above, the year-over-year decline in subscribers also reflects a reduction in direct marketing response rates. AOL anticipates that the decline in its narrowband subscriber base will likely continue because of these factors.

     The average monthly Subscription revenue per domestic subscriber (“ARPU”), defined as total AOL brand domestic Subscription revenue divided by the average subscribers for the period, increased 1% to $19.47 and 3% to $19.43 for the three and nine months ended September 30, 2004, respectively, as compared to $19.28 and $18.81 for the three and nine months ended September 30, 2003, respectively. The change in domestic subscription ARPU primarily related to an increase in the portion of AOL narrowband subscribers who generate revenue (i.e., not receiving free service) and increased premium services revenues. In addition, ARPU was impacted by changes in the mix of narrowband and broadband subscribers, changes in customer pricing plans, the level of service provided (full connectivity versus BYOA) and by changes in the terms of AOL’s relationship with its broadband cable and DSL partners. In general, AOL does not expect ARPU to sustain this increase in the foreseeable future as AOL revises its product offerings and subscribers continue to migrate from unlimited plans to lower-priced plans.

     The number of AOL brand subscribers in Europe was 6.3 million at September 30, 2004, and the average monthly Subscription revenue per European subscriber for the three and nine months ended September 30, 2004 was $21.46 and $21.63, respectively. This compares to AOL brand subscribers in Europe of 6.3 million at both June 30, 2004 and September 30, 2003, and average monthly Subscription revenue per European subscriber of $18.91 for the three months ended September 30, 2003 and $18.63 for the nine months ended September 30, 2003. The average monthly Subscription revenue per European subscriber increased primarily because of the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro and British Pound relative to the U.S. Dollar as well as a change in the mix of price plans, with bundled broadband subscribers growing as a percentage of total subscribers. The number of AOL brand subscribers reflected a sequential increase in subscribers in the U.K., offset by declines in France and Germany.

     For the three and nine months ended September 30, 2004 the increases in Advertising revenues reflect primarily an increase in domestic paid-search advertising contracts (from $43 million to $73 million for the three months and from $131 million to $219 million for the nine months) and Advertising revenue generated from Advertising.com of $35 million from sales of advertising run on third-party websites. For the nine months ended September 30, 2004, these increases were partially offset by a decrease in intercompany sales of advertising to other business segments of Time Warner in 2004 as compared to the comparable period in 2003 (from $36 million to $8 million). AOL expects advertising revenue to continue to increase during the remainder of 2004 due to expected growth in both traditional online and paid-search advertising, as well as Advertising.com’s performance-based advertising.

     Other revenues primarily include merchandising revenue, software licensing revenue and revenue from providing the Cable segment access to the AOL Transit Data Network for high-speed access to the Internet. Other revenues for the three months ended September 30, 2004 were flat. The decrease in Other revenues for the nine months ended September 30, 2004 was due primarily to AOL’s decision in the first quarter of 2003 to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience, partially offset by higher licensing revenues.

     For the three months ended September 30, 2004, costs of revenues decreased 4% and, as a percentage of revenues, decreased to 49% in 2004 from 51% in 2003. For the nine months ended September 30, 2004, costs of revenues decreased 7% and, as a percentage of revenues, decreased to 49% in 2004 from 53% in 2003. For the three and nine months, the declines related primarily to lower network-related expenses. Network-related expenses decreased 31% to $401 million and 24% to $1.424 billion for the three and nine months, respectively, principally attributable to improved pricing and decreased levels of service commitments as well as increased amounts of network assets under capital leases versus operating leases. These factors are expected to result in continued declines in network expenses for the remainder of 2004. These declines were offset partially for the three and nine months by an increase in other costs of service, which included higher domestic salary and consulting costs as well as higher broadband and member service costs at AOL Europe. In addition, there were incremental costs associated with the consolidation of AOLA during 2004 and the acquisition of Advertising.com. The nine months also had higher costs associated with the consolidation of AOL Japan for the first half of 2004, which was sold effective July 1, 2004.

     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2004 primarily related to an increase in marketing costs and additional costs resulting from the acquisition of Advertising.com and the consolidation

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

of AOLA. The nine months also had higher costs associated with the consolidation of AOL Japan for the first half of 2004. The increase in marketing costs resulted from higher spending on member acquisition activities, partially offset by a decline in brand advertising. In addition, for the nine months the increase in marketing expense was partially offset by an approximate $25 million adjustment to reduce excess marketing accruals made in prior years, primarily related to AOL’s European operations. Management does not believe that the understatement of prior-years’ results was material to any of the year’s financial statements. Similarly, management does not believe that the adjustment made is material to the current period results. The overall increase in marketing costs for the nine months was also partially offset by the previously discussed change in the treatment of intercompany advertising barter transactions (refer to page 73 of the Company’s 2003 Form 10-K). Also, included in the nine month results for 2004 and 2003 are $15 million and $20 million, respectively, of benefits related to favorable rulings on certain state sales tax matters. In addition, AOL’s three and nine month results for 2004 were impacted by the provision of certain state sales tax reserves related to the November 2003 expiration of the federal moratorium on Internet sales taxes. Both the U.S. Senate and U.S. House of Representatives have passed legislation that would retroactively reinstate the federal moratorium on Internet sales taxes. As of September 30, 2004, AOL has accrued a $56 million liability for such sales taxes. Depending upon the legislation ultimately passed, if any, all or some portion of this accrued liability may be reversed, positively impacting AOL’s future results of operations. However, until such legislation is passed, AOL continues to accrue for such sales taxes.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the three and nine months ended September 30, 2004 included a $13 million gain on sale of AOL Japan and the nine months ended September 30, 2004 includes a $10 million impairment charge related to the pending sale of a building, and a $2 million reversal of previously established restructuring accruals, reflecting changes in estimates. The three and nine months ended September 30, 2003 included $26 million and $30 million, respectively, of restructuring charges.

     The increases in Operating Income before Depreciation and Amortization and Operating Income for the three and nine months are due primarily to a modest increase in overall revenues and lower costs of revenues, offset in part by higher selling, general and administrative expenses. In addition, Operating Income benefited from a decrease in depreciation expense partially as a result of a $13 million adjustment taken in the third quarter of 2004 to reduce excess depreciation inadvertently recorded at AOL over several years.

     In response to the changing dynamics of AOL’s business, it continues to refine its business strategy to meet the evolving needs of consumers. As part of this transition, AOL is undertaking efforts to realign its resources more efficiently and it is reasonably likely that this will result in AOL incurring restructuring charges in the fourth quarter of 2004 and/or first half of 2005. Although preliminary, the Company’s current best estimate of restructuring charges is approximately $50 million.

     The Company anticipates the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income will be slower during the fourth quarter of 2004 in comparison to that experienced for the first nine months of 2004 due primarily to expected declines in subscription revenues and an expected increase in seasonal marketing activities. The rate of growth would be further impacted if the restructuring charge described above were to be taken in the period.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,993	$1,816	10%	$5,917	$5,361	10%
Advertising	128	115	11%	363	335	8%

Total revenues	2,121	1,931	10%	6,280	5,696	10%
Costs of revenues(a)	(937)	(839)	12%	(2,777)	(2,495)	11%
Selling, general and administrative(a)	(360)	(340)	6%	(1,112)	(1,006)	11%

Operating Income before Depreciation and Amortization	824	752	10%	2,391	2,195	9%
Depreciation	(367)	(355)	3%	(1,068)	(1,034)	3%
Amortization	(19)	(3)	NM	(56)	(7)	NM

Operating Income	$438	$394	11%	$1,267	$1,154	10%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     For the three and nine months ended September 30, 2004, Subscription revenues increased due to the continued penetration of new services (primarily high-speed data and advanced digital video services) and higher basic cable rates. High-speed data subscription revenues increased to $442 million for the three months ended September 30, 2004 from $362 million for the three months ended September 30, 2003 and to $1.289 billion for the nine months ended September 30, 2004 from $1.023 billion for the nine months ended September 30, 2003.

     Basic cable subscribers include all subscribers receiving basic cable service. Digital video subscribers reflect subscribers on any level of service received via digital technology. High-speed data subscribers include subscribers to TWC Inc.’s Road Runner Internet service, as well as other Internet services offered by TWC Inc. At September 30, 2004, as compared to September 30, 2003, basic cable subscribers declined by 0.3% and totaled 10.898 million (including 1.574 million subscribers of unconsolidated investees, which are managed by TWC Inc.), digital video subscribers increased by 11% to 4.682 million (including 741,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), residential high-speed data subscribers increased by 22% to 3.716 million (including 525,000 subscribers of unconsolidated investees, which are managed by TWC Inc.) and commercial high-speed data subscribers increased by 41% to 162,000 (including 20,000 subscribers of unconsolidated investees, which are managed by TWC Inc.).

     The increase in Advertising revenues for the three and nine months ended September 30, 2004 was attributable to an increase in the volume of advertising spots sold and, to a lesser extent, higher rates.

     For the three and nine months ended September 30, 2004, costs of revenues increased 12% and 11%, respectively, and, as a percentage of revenues, were 44% for the three and nine months ended September 30, 2004 compared to 43% and 44% for the three and nine months ended September 30, 2003, respectively. The increase in costs of revenues is primarily related to increases in video programming costs and higher employee costs. Video programming cost increases of 13% to $469 million and 12% to $1.388 billion for the three and nine months ended September 30, 2004, respectively, were attributable to contractual rate increases across TWC Inc.’s programming line-up (including sports programming). Video programming costs in the fourth quarter of 2004 are expected to increase at a rate in line with the rate of increase experienced during the first nine months, reflecting the expansion of service offerings and timing of programming cost increases (including sports programming) related to both inflation-indexed and negotiated license fee increases. Employee costs increased for the three and nine months ended September 30, 2004 primarily due to merit increases and higher headcount resulting from the rollout of new services.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2004 is the result of higher marketing and general operating costs, due in part to the rollout of new services. The increase for the nine months also includes costs of $34 million incurred in connection with a previously noted Urban Cable dispute settled in the second quarter of 2004.

     Operating Income before Depreciation and Amortization increased for the three and nine months ended September 30, 2004, principally as a result of revenue gains, offset in part by higher costs of revenues and higher selling, general and administrative expenses.

     Included in Operating Income before Depreciation and Amortization for the three and nine months ended September 30, 2004 are costs associated with the rollout of Digital Phone service, which are expected to increase as the service is deployed in each of TWC Inc.’s divisions prior to the 2004 year end. At September 30, 2004, Digital Phone service was available commercially or on a test basis in all but one of TWC Inc.’s divisions.

     For the three and nine months ended September 30, 2004, Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation and amortization expense. Depreciation expense increased due to the increased investment in customer premise equipment in recent years, which generally has a significantly shorter useful life compared to the mix of assets previously purchased. Amortization expense increased $16 million and $49 million for the three and nine months ended September 30, 2004, respectively, primarily as a result of amortization of customer relationship intangibles that were established in connection with the TWE Restructuring in 2003, the valuation of which was finalized in the fourth quarter of 2003.

     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
	(millions)			(millions)
Revenues:
Advertising	$2	$1	100%	$7	$5	40%
Content	2,461	2,446	1%	8,423	7,456	13%
Other	40	21	90%	151	128	18%

Total revenues	2,503	2,468	1%	8,581	7,589	13%
Costs of revenues(a)	(1,792)	(1,817)	(1%)	(6,313)	(5,753)	10%
Selling, general and administrative(a)	(350)	(286)	22%	(1,078)	(913)	18%
Gain on disposal of consolidated businesses	—	—	NM	—	43	NM

Operating Income before Depreciation and Amortization	361	365	(1%)	1,190	966	23%
Depreciation	(26)	(20)	30%	(75)	(63)	19%
Amortization	(53)	(51)	4%	(159)	(153)	4%

Operating Income	$282	$294	(4%)	$956	$750	27%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     For the three months ended September 30, 2004, Content revenues increased primarily as a result of a $96 million improvement in revenues from theatrical product, which was partially offset by a $75 million decline in revenues from television product. For the nine months ended September 30, 2004, Content revenues increased primarily due to a $612 million and $354 million improvement in revenues from television and theatrical product, respectively.

     During the three months, revenues from theatrical product included $190 million of increased worldwide theatrical film revenues and a $78 million increase in television license fees of theatrical product, partially offset by a $172 million decline in worldwide home video sales. During the three months, the decrease in revenues from television product is attributable to an $88 million decrease in worldwide license fees, partially offset by a $13 million increase in home video sales. During the nine months, the increase in television product revenues was attributable to a $435 million increase in worldwide license fees and a $177 million increase in home

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

video sales. During the nine months, revenue from theatrical product included $251 million of higher worldwide theatrical film revenues and a $110 million increase in made for theatrical television license fees, partially offset by a $7 million decline in home video sales.

     For the three and nine months ended September 30, 2004, the increase in worldwide theatrical film revenues was attributable primarily to the success of Harry Potter and the Prisoner of Azkaban and Troy, with international markets driving the three month period. For the nine months, the increase also resulted from international overages associated with The Lord of the Rings: The Return of the King. Theatrical revenues also increased for the three and nine months due to the network television availability of The Lord of the Rings: The Fellowship of the Ring to Turner and The WB Network and the nine months also benefited from the network television availability of Harry Potter and the Sorcerer’s Stone. For the three months, the decrease in theatrical home video sales is primarily attributable to timing of the release of The Lord of the Rings: The Return of the King in the second quarter of 2004, whereas The Lord of the Rings: The Two Towers was released in the third quarter of 2003. This was offset partially by strong growth in other new releases and catalog titles, including Scooby Doo 2: Monsters Unleashed, Starsky and Hutch and The Butterfly Effect.

     For the three months ended September 30, 2004, television license fees declined due to difficult comparisons to prior year, which had higher syndication sales, including the initial availability of The West Wing, and higher syndication revenue from Friends. The increase in television worldwide license fees for the nine months ended September 30, 2004 was primarily attributable to the third cycle syndication continuance license arrangements for Seinfeld. For the three months ended September 30, 2004, television home video sales increased primarily as a result of higher revenues from Friends. For the nine months ended September 30, 2004, the increase in home video sales of television product was attributable to an increased number of new titles released and now sold in this format, including such television properties as Friends and Smallville.

     Other revenues increased primarily due to the consolidation of the results of Warner Village in 2004 as previously discussed, which contributed $13 million and $68 million of Other revenues during the three and nine months ended September 30, 2004, respectively. The Company’s U.K. cinema interests, which were sold in the second quarter of 2003, contributed Other revenues of $46 million during 2003.

     The slight decrease in costs of revenues for the three months ended September 30, 2004 primarily related to a decrease in film costs ($1.180 billion for the three months ended September 30, 2004 compared to $1.295 billion for the three months ended September 30, 2003), partially offset by an increase in marketing and distribution costs. The decrease in film costs for the three months resulted primarily from the quantity and mix of films and home videos released in the quarter, and lower television production costs due to the timing of delivery of new episodic television shows. These decreases were partially offset by a $70 million increase in net theatrical valuation adjustments (from $18 million in 2003 to $88 million in 2004). The increase in costs of revenues for the nine months ended September 30, 2004 resulted from higher film costs ($4.232 billion for the nine months ended September 30, 2004 compared to $3.791 billion for the nine months ended September 30, 2003), primarily resulting from the quantity and mix of released and increased production of new episodic television series (new series are generally produced at a cost in excess of their network license fees, with such excess costs expensed as incurred). Marketing and distribution costs increased for the three and nine months ended September 30, 2004 due to the quantity and mix of films released during the periods. Costs of revenues as a percentage of revenues decreased to 72% for the three months ended September 30, 2004 from 74% for the three months ended September 30, 2003, and to 74% for the nine months ended September 30, 2004 compared to 76% for the nine months ended September 30, 2003.

     For the three and nine months ended September 30, 2004, selling, general and administrative costs increased due to additional headcount and merit increases and increased rent expense. In addition, there were additional costs resulting from the consolidation of Warner Village in 2004. For the nine months ended September 30, 2004, the increase in selling, general and administrative expenses also reflects additional distribution fees associated with the off-network television syndication of Seinfeld.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the Company recorded a $43 million gain on the sale of its interest in U.K. cinemas, which previously had been consolidated, during the second quarter of 2003.

     Operating Income before Depreciation and Amortization for the three months ended September 30, 2004 declined as a result of higher selling, general and administrative costs, partially offset by increased total revenues and lower costs of revenues. For the nine months ended September 30, 2004, Operating Income before Depreciation and Amortization increased due to an increase in revenues, which was partially offset by increases in costs of revenue, selling, general and administrative expenses and the absence of the gain on disposal of a consolidated business as discussed above. Included in Operating Income before Depreciation and Amortization for the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

three and nine months of 2004 is a loss of $3 million and income of $9 million, respectively, resulting from the consolidation of Warner Village.

     The change in Operating Income was due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization described above.

     The Company anticipates the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income will be slower during the fourth quarter of 2004 in comparison to that experienced for the first nine months of 2004 due primarily to difficult comparisons to 2003’s fourth quarter theatrical results, which included The Lord of the Rings: The Return of the King and Elf.

     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,275	$1,181	8%	$3,812	$3,443	11%
Advertising	651	603	8%	2,102	1,941	8%
Content	221	184	20%	729	735	(1%)
Other	41	51	(20%)	118	147	(20%)

Total revenues	2,188	2,019	8%	6,761	6,266	8%
Costs of revenues(a)	(1,082)	(999)	8%	(3,499)	(3,401)	3%
Selling, general and administrative(a)	(471)	(400)	18%	(1,224)	(1,200)	2%
Impairment of intangible assets	—	(41)	NM	—	(219)	NM
Loss on sale of assets	—	—	—	(7)	—	NM
Restructuring charges	—	(13)	NM	—	(21)	NM

Operating Income before Depreciation and Amortization	635	566	12%	2,031	1,425	43%
Depreciation	(55)	(49)	12%	(155)	(141)	10%
Amortization	(6)	(8)	(25%)	(17)	(20)	(15%)

Operating Income	$574	$509	13%	$1,859	$1,264	47%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     The increase in Subscription revenues for the three and nine months ended September 30, 2004 was due primarily to higher subscription rates and an increase in the number of subscribers at both Turner and HBO. For the three months, this increase was partially offset by the absence of a prior year benefit related to the favorable resolution of certain contractual agreements, which resulted in approximately $45 million of deferred revenue being recognized when the fees became fixed and determinable in the third quarter of 2003. In addition, the nine months ended September 30, 2004 benefited from the favorable resolution of certain contractual agreements which resulted in approximately $50 million of previously deferred revenues being recognized when the fees became fixed and determinable in the second quarter of 2004.

     The increase in Advertising revenues for the three and nine months ended September 30, 2004 was driven primarily by higher CPMs and sellouts at Turner’s entertainment networks, partially offset by a slight decline at The WB Network.

     The increase in Content revenues for the three months ended September 30, 2004 was primarily due to higher ancillary sales of HBO’s original programming. For the nine months ended September 30, 2004, the decrease in Content revenues was primarily due to the success of HBO’s first quarter 2003 home video release of My Big Fat Greek Wedding and the absence of Content revenues from the winter sports teams, partially offset by higher 2004 ancillary sales of HBO’s original programming and higher license fees and syndication revenues from Everybody Loves Raymond.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Other revenues declined for the three and nine months ended September 30, 2004 due primarily to the sale of the winter sports teams in the first quarter of 2004.

     Costs of revenues increased 8% and as a percentage of revenues was 49% for both the three months ended September 30, 2004 and 2003. Costs of revenues increased 3% and as a percentage of revenues was 52% and 54% for the nine months ended September 30, 2004 and 2003, respectively. Programming costs increased to $770 million for the three months ended September 30, 2004 as compared to $691 million for the three months ended September 30, 2003 and to $2.478 billion for the nine months ended September 30, 2004 from $2.322 billion for the nine months ended September 30, 2003. The increase in programming expenses for the three and nine months is primarily due to an increase in the number of network premieres and original series at Turner and higher theatrical film and original series costs at HBO. The increase in programming expenses for the nine months also resulted from higher NBA rights costs at Turner. Costs of revenues for the three months ended September 30, 2004 also included higher newsgathering costs at Turner’s news networks due to increased political coverage. In addition, costs of revenues for the three and nine months ended September 30, 2004 benefited from a $14 million reduction of prior periods’ distribution costs at HBO, the sale of the winter sports teams in March 2004 and a reduction in player payroll at the Atlanta Braves.

     Selling, general and administrative costs increased for the three months ended September 30, 2004, primarily due to higher marketing and promotion expenses to support new programming initiatives and network branding at Turner’s domestic entertainment networks and the timing of marketing expenses at HBO. In addition, selling, general and administrative expenses for the three months ended September 30, 2004 included approximately $14 million of lease termination costs at HBO and higher general and administrative costs across the networks. For the nine months ended September 30, 2004, the increase in selling, general and administrative expenses primarily related to higher marketing and promotion costs at Turner, approximately $14 million of lease termination costs at HBO and higher general and administrative costs across the networks. These increases were partially offset by a $106 million decrease in bad debt expense that was primarily related to first and second quarter 2004 reversals of approximately $75 million of bad debt reserves at Turner and HBO on receivables from Adelphia Communications (“Adelphia”), a major cable operator that declared bankruptcy in 2002, and higher second quarter 2003 bad debt charges incurred at Turner related to certain cable operators. During the second quarter of 2004, the Company sold a portion of its Adelphia receivables to a third-party investor and also collected a portion of its remaining receivables from Adelphia.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the nine months ended September 30, 2004 include a $7 million loss on the sale of the winter sports teams, and the three and nine months ended September 30, 2003 included a $41 million and $219 million, respectively, impairment charge related to the writedown of intangible assets of the winter sports teams. The three and nine months ended September 30, 2003 also included $13 million and $21 million, respectively, of restructuring costs at Turner.

     Operating Income before Depreciation and Amortization and Operating Income improved for the three and nine months ended September 30, 2004 due to an increase in revenues and the absence of the 2003 impairment and restructuring charges, partially offset by increases in costs of revenues and selling, general and administrative expenses, as described above.

     The sale of the winter sports teams was completed on March 31, 2004. The winter sports teams had revenues of $66 million, an Operating Loss before Depreciation and Amortization of $8 million and an Operating Loss of $8 million for the nine months ended September 30, 2004. The winter sports teams had $10 million of revenues, an Operating Loss before Depreciation and Amortization of $9 million and an Operating Loss of $9 million for the three months ended September 30, 2003 and $104 million of revenues, an Operating Loss before Depreciation and Amortization of $25 million and an Operating Loss of $27 million for the nine months ended September 30, 2003. For the full year of 2003, the winter sports teams contributed approximately $160 million of revenues, an Operating Loss before Depreciation and Amortization of $35 million and an Operating Loss of $37 million.

     The Company anticipates that for the fourth quarter of 2004, the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income will be lower than that experienced in the first nine months. The lower rate of growth results from the effect of the approximate $75 million reversal of bad debt reserves on receivables from Adelphia and the approximate $50 million benefit from the favorable resolution of certain contractual agreements earlier in 2004, as well as the absence of a $45 million deferral of programming costs in the fourth quarter of 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
	(millions)			(millions)
Revenues:
Subscription	$417	$393	6%	$1,163	$1,088	7%
Advertising	643	565	14%	1,880	1,736	8%
Content	135	123	10%	370	366	1%
Other	172	246	(30%)	513	710	(28%)

Total revenues	1,367	1,327	3%	3,926	3,900	1%
Costs of revenues(a)	(549)	(555)	(1%)	(1,603)	(1,639)	(2%)
Selling, general and administrative(a)	(554)	(539)	3%	(1,540)	(1,533)	—
Impairment of goodwill and intangible assets	—	—	NM	—	(99)	NM
Gain on sale of assets	—	—	NM	8	—	NM
Merger and restructuring charges	—	(3)	NM	—	(21)	NM

Operating Income before Depreciation and Amortization	264	230	15%	791	608	30%
Depreciation	(27)	(28)	(4%)	(90)	(80)	13%
Amortization	(34)	(44)	(23%)	(108)	(125)	(14%)

Operating Income	$203	$158	28%	$593	$403	47%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     For the three and nine months ended September 30, 2004, Subscription revenues increased primarily due to a decrease in subscription allowances (which are netted against revenue), due in part to timing, and the favorable effects of foreign currency exchange rates.

     For the three and nine months ended September 30, 2004, Advertising revenues benefited from strength in magazine advertising, including growth at Real Simple and several core publications including Entertainment Weekly, In Style, Sports Illustrated, and Time, among others. The favorable effects of foreign currency exchange rates also contributed to growth in Advertising revenues. The Company expects that the rate of growth in its core magazine advertising will slow down during the fourth quarter of 2004, but such reduction will be partially offset by growth at Real Simple and recently launched magazines.

     Content revenues increased for the three and nine months ended September 30, 2004 due to several strong titles at the Time Warner Book Group. This increase was partially offset by the absence of revenues due to the sale of Time Life at the end of 2003. For the three and nine months ended September 30, 2003, Time Life contributed $9 million and $29 million, respectively.

     Other revenues declined primarily due to the sale of Time Life at the end of 2003, which contributed $74 million and $227 million of Other revenues for the three and nine months ended September 30, 2003, respectively. Excluding Time Life, Other revenues were flat for the three months and increased for the nine months due to growth at the other non-magazine businesses.

     The sale of Time Life will continue to negatively impact Content and Other revenues in 2004, as Time Life contributed total Content revenues of $40 million and Other revenues of $312 million for the year ended December 31, 2003.

     Costs of revenues for 2003 included $44 million and $118 million of costs associated with Time Life for the three and nine months ended September 30, 2003, respectively. Excluding Time Life, costs of revenues increased 7% and 5% for the three and nine months, respectively, and as a percentage of revenues, was 40% and 41% for the three months of 2004 and 2003, respectively, and 41% and 42% for the nine months of 2004 and 2003, respectively. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 8% to $422 million and 7% to

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$1.258 billion for the three and nine months ended September 30, 2004, respectively, due primarily to an increase in ad pages, the effects of foreign currency exchange rates and magazine launch-related costs.

     Selling, general and administrative expenses included $57 million and $185 million of costs associated with Time Life for the three and nine months ended September 30, 2003, respectively. Excluding Time Life, selling, general and administrative expenses increased 15% and 14% for the three and nine months ended September 30, 2004, respectively, primarily due to the timing of consumer promotions, magazine launch-related costs of $10 million and $27 million, respectively, and costs associated with the sponsorship and coverage of the 2004 Summer Olympics. The three months ended September 30, 2003 was impacted by $10 million of additional medical benefits accruals and the first nine months of 2003 benefited from the reversal of a $12 million accrual that was no longer required for an outstanding legal matter.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the nine-months of 2004 results reflect an $8 million gain on the sale of a building and the nine months ended September 30, 2003 results included a $99 million impairment charge related to goodwill and intangible assets at the Time Warner Book Group, and the three and nine months ended September 30, 2003 included $3 million and $21 million, respectively, of restructuring costs.

     For the three months ended September 30, 2004, excluding the losses at Time Life in 2003, Operating Income before Depreciation and Amortization increased $13 million, and Operating Income increased $21 million reflecting an increase in overall revenues and the effect of the $10 million medical benefits accrual reversal in 2003, partially offset by a $10 million increase in magazine launch-related costs associated with the 2004 launch of several magazines. For the nine months ended September 30, 2004, excluding the 2004 first quarter gain on the sale of a building, the 2003 impairment charges of goodwill and intangible assets, the losses at Time Life and restructuring charges in 2003, Operating Income before Depreciation and Amortization increased $8 million, and Operating Income increased $9 million reflecting an increase in overall revenues. These increases also reflect magazine launch-related costs of $27 million and the effect of the 2003 accrual reversal totaling $12 million described above.

FINANCIAL CONDITION AND LIQUIDITY

Current Financial Condition

     At September 30, 2004, Time Warner had $23.7 billion of debt, $6.9 billion of cash and equivalents (net debt of $16.8 billion, defined as total debt less cash and equivalents) and $59.1 billion of shareholders’ equity, compared to $25.7 billion of debt, $3.0 billion of cash and equivalents (net debt of $22.7 billion) and $56.0 billion of shareholders’ equity at December 31, 2003.

     As discussed in more detail below, management believes that Time Warner’s cash provided by operations, cash and equivalents and borrowing capacity under its committed credit facilities are sufficient to fund its capital and liquidity needs for the foreseeable future.

Debt Reduction Program

     In January 2003, the Company announced its intention to reduce its overall level of indebtedness. Specifically, the Company indicated its intention was to reduce consolidated net debt to approximately $20 billion by the end of 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The following table shows the change in net debt from December 31, 2003 to September 30, 2004 (in millions):

Net debt at December 31, 2003	$22,705
Free Cash Flow	(3,089)
Acquisition of Advertising.com	445
Net proceeds from sale of WMG(a)	(2,501)
Proceeds from sale of a portion of Company’s investment in Google	(195)
Proceeds from sale of Company’s investment in VIVA and VIVA Plus	(134)
All other	(383)

Net debt at September 30, 2004(b)	$16,848

(a)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.

(b)	Included in the net debt balance is approximately $312 million, which represents the net unamortized fair value adjustment recognized as a result of the merger of America Online and Historic TW.

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

Cash Flows

     Cash and equivalents increased to $6.882 billion as of September 30, 2004 from $3.040 billion as of December 31, 2003. See below for a discussion of the change.

Operating Activities

     Sources of cash provided by operations are as follows:

	Nine Months Ended September 30,
	2004	2003
	(millions)
Operating Income before Depreciation and Amortization	$6,947	$6,064
Non-cash legal reserves related to the government investigations	500	—
Net interest payments(a)	(1,067)	(1,185)
Net income taxes paid(b)	(280)	(386)
Adjustments relating to discontinued operations(c)	130	439
Merger and restructuring payments	(81)	(242)
Domestic qualified pension plan contributions	(50)	(382)
Microsoft Settlement	—	750
Cash paid for litigation settlement	—	(391)
All other, including working capital changes	(711)	528

Cash provided by operations	$5,388	$5,195

(a)	Includes interest income received of $76 million and $47 million in 2004 and 2003, respectively.

(b)	Includes income tax refunds received of $92 million and $9 million in 2004 and 2003, respectively.

(c)	Includes net income (loss) from discontinued operations of $115 million and $(29) million in 2004 and 2003, respectively. Amounts also include working capital related adjustments associated with discontinued operation of $15 million and $468 million in 2004 and 2003, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Cash provided by operations increased to $5.388 billion in 2004 compared to $5.195 billion in 2003. The increase in cash provided by operations is related primarily to an increase in Operating Income before Depreciation and Amortization, lower domestic qualified pension plan payments and lower tax, interest and merger and restructuring payments. These increases were partially offset by a reduction in cash provided by working capital, a reduction in cash relating to discontinued operations and the absence of net cash received from litigation settlements in 2003. The changes in working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The change in working capital between the periods included a higher level of receivable collections in 2003, offset in part by lower production spending in 2004.

Investing Activities

     Sources of cash provided by investing activities are as follows:

	Nine Months Ended September 30,
	2004	2003
	(millions)
Investments and acquisitions, net of cash acquired:
Synapse(a)	$(120)	$(40)
The WB Network	—	(128)
Consolidation of AOLA(b)	33	—
Advertising.com	(445)	—
All other, principally funding of joint ventures	(227)	(305)
Investments and acquisitions, net from discontinued operations	—	(33)
Capital expenditures and product development costs from continuing operations	(2,021)	(1,845)
Capital expenditures and product development costs from discontinued operations	—	(83)
Proceeds from sale of investment in Hughes	—	783
Proceeds from sale of investment in Comedy Central	—	1,225
Proceeds from sale of a portion of Company’s investment in Google	195	—
Proceeds from the sale of other available-for-sale securities	34	277
Net proceeds from the sale of WMG(c)	2,501	—
Proceeds from the sale of investment in VIVA and VIVA Plus	134	—
All other investment proceeds	180	221

Cash provided by investing activities	$264	$72

(a)	Represents purchase of additional interest in Synapse Group Inc.

(b)	Represents cash balance of AOLA upon consolidation.

(c)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.

     Cash provided by investing activities increased to $264 million in 2004 from $72 million in 2003. The increase in cash provided by investing activities is due primarily to the net proceeds received from the sale of WMG in 2004, partially offset by the absence of $783 million of cash proceeds related to the sale of the Company’s investment in Hughes and $1.225 billion of cash proceeds related to the sale of the Company’s investment in Comedy Central during 2003 and an increase in capital expenditures and product development costs during 2004 and an increase in investments and acquisitions during 2004.

     As previously discussed, TWC Inc. has agreed to purchase the 60% of Urban Cable it currently does not own for $53 million plus the assumption of $55 million in third-party debt. This transaction is expected to close by the end of the year.

     As previously discussed under “Other Key 2004 Developments,” Comcast has been granted an option, which can be exercised between December 1, 2004 and April 1, 2005, to require TWC Inc. to redeem a portion of the TWC Inc. stock held by Comcast in exchange for certain cable systems and approximately $750 million in cash.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Financing Activities

     Sources of cash used by financing activities are as follows:

	Nine Months Ended September 30,
	2004	2003
	(millions)
Borrowings	$1,273	$2,377
Debt repayments	(3,222)	(6,972)
Redemption of mandatorily redeemable preferred securities of a subsidiary	—	(813)
Proceeds from exercise of stock options	272	270
Principal payments on capital leases	(148)	(105)
Other financing activities	15	(26)

Cash used by financing activities	$(1,810)	$(5,269)

     Cash used by financing activities was $1.810 billion in 2004 compared to $5.269 billion in 2003. The decrease in cash used by financing activities was due principally to incremental debt repayments in 2003 as part of the Company’s debt reduction program and the 2003 redemption of mandatorily redeemable preferred securities of a subsidiary.

     In the first nine months of 2004, the Company purchased and retired $136 million (approximately $219 million face value) of AOL Zero-Coupon Convertible Subordinated Notes (“Zero-Coupon Notes”), repaid $250 million of 7.4% senior notes that were due in 2004, repaid $274 million of 7.975% bonds that were due in 2004 and exercised the call option on $200 million of 8.4% senior debentures due in 2024. The remaining debt repayments primarily related to payments under credit agreements.

     Included in debt due within one year is approximately $1.2 billion of Zero-Coupon Notes. The holders of the Zero-Coupon Notes can require AOL to purchase the Zero-Coupon Notes on December 6, 2004. On or after December 6, 2004, AOL has the right to redeem all or a portion of the Zero-Coupon Notes at any time. Under current market conditions, management believes that a substantial majority of holders would exercise their right to put the Zero-Coupon Notes. The Company and AOL have elected to call all of the Zero-Coupon Notes for repurchase on or about December 6, 2004 to ensure redemption in full of the Zero-Coupon Notes.

Free Cash Flow

     Free Cash Flow is cash provided (used) by operations (as defined by accounting principles generally accepted in the United States) less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s liquidity, including its ability to reduce net debt and make strategic investments. Free Cash Flow should be considered in addition to, and not as a substitute for, the Company’s various cash flow measures (e.g., Cash Provided by Operations) reported in accordance with accounting principles generally accepted in the United States.

     The following table provides a reconciliation from the Company’s cash provided by operations to Free Cash Flow.

	Nine Months Ended September 30,
	2004	2003
	(millions)
Cash provided by operations	$5,388	$5,195
Capital expenditures and product development costs	(2,021)	(1,928)
Principal payments on capital leases	(148)	(105)

Free Cash Flow before discontinued operations	3,219	3,162
Less: Free Cash Flow from discontinued operations	(130)	(356)

Free Cash Flow	$3,089	$2,806

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Long-Term Debt and Other Financing Arrangements

Time Warner Credit Agreement

     The Company has a $7.0 billion unsecured five-year revolving credit facility with a maturity date of June 30, 2009 (the “TW Facility”). The permitted borrowers under the TW Facility are Time Warner and Time Warner Finance Ireland. The obligations of both Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW, Turner and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are also guaranteed by Time Warner.

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

     The TW Facility provides same-day funding and multi-currency capability. The TW Facility contains a maximum leverage ratio covenant of 4.5 times consolidated EBITDA of Time Warner and an interest coverage covenant of 2.0 times consolidated cash interest expense of Time Warner. Each of these ratios and related financial metrics are defined in the agreement. At September 30, 2004, the Company was in compliance with all of these covenants. The TW Facility does not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes, and unused credit is available to support commercial paper borrowings and issuances of letters of credit.

     As of September 30, 2004, there were no borrowings outstanding and approximately $379 million in face amount of letters of credit supported by the TW Facility.

Commercial Paper Programs

     In the second quarter of 2004, TWC Inc. established a $2.0 billion unsecured commercial paper program. TWE continues to maintain its own $1.5 billion unsecured commercial paper program, although the combined total of the unsecured notes outstanding at any time under these commercial paper programs (the “Notes”) may not exceed $3.0 billion. TWC Inc. is a guarantor of Notes issued by TWE, and TWE is a guarantor of Notes issued by TWC Inc. In addition, Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of the Company, but not subsidiaries of TWC Inc. or TWE) have each guaranteed a portion of the obligations under the Notes, although there are generally no restrictions on the ability of Warner Communications Inc. and American Television and Communications Corporation to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors. The Notes rank pari passu with TWC Inc.’s other unsecured senior indebtedness.

TWE Bond Indenture

     On November 1, 2004, TWE, TWC Inc., certain other affiliates of the Company, and the Bank of New York, as Trustee, entered into the Ninth Supplemental Indenture to the Indenture governing approximately $3.2 billion of notes issued by TWE (the “TWE bonds”). As a result of this supplemental indenture, Time Warner NY Cable Inc., a subsidiary of TWC Inc. and a general partner of TWE, formally assumed certain statutorily imposed liabilities with respect to the TWE bonds. The purpose of this formal assumption of liability is to maintain the equal status of the various debt holders of TWC Inc. and TWE.

Capital Expenditures and Product Development Costs

     Time Warner’s total capital expenditures and product development costs were $2.021 billion for the nine months ended September 30, 2004 compared to $1.928 billion for the nine months ended September 30, 2003, including $83 million of capital expenditures related to discontinued operations. Capital expenditures and product development costs principally relate to the Company’s Cable segment, which had capital expenditures of $1.127 billion in the nine months ended September 30, 2004 and $1.132 billion in the nine months ended September 30, 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     The Cable segment’s capital expenditures are comprised of the following categories:

	Nine Months Ended September 30,
	2004	2003
	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$534	$532
Scalable infrastructure	110	102
Line extensions	166	145
Upgrade/rebuild	92	130
Support capital	225	223

Total capital expenditures	$1,127	$1,132

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

Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $3.9 billion at both September 30, 2004 and December 31, 2003, including amounts relating to the licensing of film product to the Networks segment of approximately $620 million at September 30, 2004 and $740 million at December 31, 2003.

Selected Investment Information

Cable Joint Ventures

     On May 1, 2004, the Company completed the previously announced restructuring of two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), a 50-50 joint venture between Comcast and TWE serving 297,000 basic video subscribers as of September 30, 2004, and Texas Cable Partners, L.P. (“TCP”), a 50-50 joint venture between Comcast and the TWE-Advance/Newhouse Partnership (“TWE-A/N”) serving approximately 1.2 million basic video subscribers as of September 30, 2004. Prior to the restructuring, the Company accounted for its investment in these joint ventures using the equity method. Under the restructuring, KCCP was merged into TCP, which was renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership is owned 50% by Comcast and 50% collectively by TWE and TWE-A/N. Since the net assets of the combined partnership were owned 50% by Time Warner Cable and 50% by Comcast both before and after the restructuring and there were no changes in the rights or economic interests of either party, the Company viewed the transaction as a non-substantive reorganization to be accounted for at book value, similar to the transfer of assets under common control. TWC Inc. continues to account for its investment in the restructured joint venture using the equity method. Beginning any time after June 1, 2006, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and south Texas systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the dissolution would own the remaining pool of systems and any debt associated with that pool.

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

     The Company’s America Online business continues to face substantial competition in maintaining and growing its subscriber base, in developing compelling products and services, and in increasing revenues from sources other than fees for the AOL service, and if America Online is unable to meet its competitive challenges, the Company’s financial results could be adversely affected. During the last several years, the online services industry has been changing from one in which the only way for a household to access the Internet was through narrowband (i.e., telephone “dial-up”) Internet access provided by Internet service providers to one in which households can access the Internet through a variety of connection methods, such as cable modems, DSL or wireless connections offered by a number of different providers, including Internet service providers, cable companies and telephone and other telecommunications companies. As a result, significant price and service competition exists. Furthermore, unlike some of its competitors, AOL does not own or control access to a high-speed network that it can provide directly to its subscribers. As a result primarily of these factors, America Online has incurred losses in subscribers throughout 2003 and in the first nine months of 2004 and losses are expected to continue into the foreseeable future. Declines in subscribers have resulted in decreased Subscription revenues and have had an adverse impact on profitability. The decline in membership also adversely impacts the Advertising revenues generated from the AOL service.

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

     During 2003, America Online actively marketed its AOL for Broadband price plans. For subscribers with a broadband connection, AOL provides specialized content and features. With the exception of an insignificant number of test plans, the one feature unique to AOL for Broadband price plans is simultaneous usage of the AOL service under multiple screen names. America Online initially focused on offering a “bundled” service that combined the AOL service with high-speed Internet access provided by third-party broadband Internet access providers such as cable companies and telephone companies. Due primarily to lower prices charged by other broadband Internet access providers, as well as to address geographic areas in which it did not have arrangements with broadband Internet access providers, America Online changed its strategy to a “BYOA” strategy, offering various bring-your-own-broadband-access plans. Under this strategy, members purchase broadband Internet access through another service provider and then subscribe to the AOL service at a monthly subscription fee that includes unlimited access to the AOL service via the third-party broadband connection and, depending on the price plan, either a limited or an unlimited amount of narrowband Internet access provided by AOL. For this BYOA strategy to be successful in maintaining and increasing subscribers, the AOL for Broadband product must be compelling enough that users (whether they are existing AOL members who are moving from narrowband to broadband Internet service or new members) are willing to pay an additional fee on top of their third-party broadband Internet access cost for the AOL for Broadband product. America Online believes it will need to continue to enhance the broadband product to differentiate it from and compete with the offerings from other broadband online services, and provide enough value and quality to attract and retain subscribers, and there is no assurance that America Online will be successful in doing so or will be able to do so at the current price levels.

     America Online expects to experience further declines in the number of subscribers and may experience increased volatility in its subscriber base. Each year, a significant portion of AOL members cancel their membership or are terminated by America Online

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

either for non-payment of account charges or violation of one of the terms of service that apply to members (for example, sending spam e-mails or violating community guidelines in chat rooms). In addition, maintaining and growing the subscriber base is difficult because the larger the subscriber base, the greater the number of new subscribers required to offset those subscribers who cancel or are terminated. Before 2003, America Online had been able to attract sufficient new members to more than offset cancellations and terminations. In 2003 and into 2004, however, America Online did not register new members in numbers sufficient to replace the subscribers who cancel or are terminated. It expects the decline in subscribers to continue. America Online continues to develop, test, change and implement price plans, service offerings and payment methods to identify effective ways to attract and retain members.

     America Online began to actively market the AOL for Broadband product in 2003, and although the market reaction has been positive, it may not be indicative of longer-term response rates. In addition, as AOL members test broadband Internet products and pricing plans, AOL may continue to see subscriber shifts among various price plans. This movement could result in further increases or decreases in the number of subscribers to various pricing plans, as well as change the relative mix of members in narrowband and broadband plans. For example, during the first nine months of 2004, most of the net additions to the BYOA pricing plans were to a $24.95 premium BYOA price plan that includes unlimited third-party broadband or narrowband Internet access as well as unlimited narrowband Internet access provided by AOL. Most of the additional subscribers to this BYOA plan have migrated from AOL’s narrowband service. Because AOL classifies its broadband and narrowband members on the basis of the price plan marketed by AOL and selected by the member, rather than the connection speed or method, a member’s classification may not reflect the member’s actual connection method.

     America Online will need to develop other sources of revenues to offset the lower revenues from service fees expected to result from the decline in subscribers and from the offering of the lower-priced Internet services to compete against other narrowband ISPs. America Online has identified a number of methods to do this as described above and has made progress on several objectives, although it needs to continue to make progress in a number of these, including the following:

     •     increasing AOL Europe’s profitability in 2004;

     •     continuing to reduce costs throughout its operations, especially those costs that relate to the size of the subscriber base such as network service costs; and

     •    continuing to introduce and expand use of existing premium services that provide incremental revenues from members, such as AOL PassCode, AOL Voicemail and MusicNet on AOL.

     Each of these objectives will require continued efforts to extend their success. America Online also must continue to focus on establishing, expanding and renewing relationships with advertisers and improving its advertising business. America Online’s advertising revenues have improved as a result of, in part, America Online’s paid-search relationship with Google and its acquisition of Advertising.com. In addition, America Online seeks to expand sources of Advertising revenue through introduction or expansion of web-based services, such as In-Store.com.

     In addition, since many of the premium services are offered to subscribers who access the AOL service via a broadband connection, success with the premium services may depend on how successful the AOL for Broadband product is in the longer term. Revenues from premium services may be adversely affected by a reduction in prices for the services or from incorporating them into the standard AOL service offering rather than offering them separately as premium services, resulting from pressure from competitors who may offer similar services over time at lower prices or at no additional charge as part of their standard offerings.

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

     The Company’s Cable segment has begun providing voice services over its cable systems and faces risks inherent to entering a new line of business, from competition, and from regulatory actions or requirements. TWC Inc.’s Digital Phone service was available commercially or on a test basis in all but one of its operating divisions at September 30, 2004. Coordinating the introduction of a product with which it has only limited operating experience may present significant challenges. First, although TWC Inc. has introduced commercially the service in a majority of its divisions, it remains a relatively new technology. Furthermore, the Digital Phone service depends upon interconnection and related services provided by certain third parties. TWC Inc. may encounter unforeseen difficulties as it introduces the product in new operating areas or increases the scale of its offering in areas in which it has launched. Second, TWC Inc. will face heightened customer expectations and regulatory requirements related to the reliability of voice services as compared with video and high-speed data services. TWC Inc. will need to undertake significant training of customer service representatives and technicians. If the service is not sufficiently reliable or TWC Inc. otherwise fails to meet customer expectations or regulatory requirements, the Digital Phone business could be impacted adversely. Third, the competitive landscape for voice services is expected to be intense, with TWC Inc. facing competition from other providers of VoIP services, as well as regional incumbent telephone companies, cellular telephone service providers, established long distance companies and others. The regional incumbent telephone companies have substantial capital and other resources, as well as longstanding customer relationships. Some of these companies have entered into co-marketing arrangements with direct-to-home satellite service providers to offer video services (and, in the future, will likely offer video services on their own), together with their telephone and DSL offerings. Such bundled offerings by telephone companies may compete with TWC Inc.’s offerings and could adversely impact TWC Inc. Finally, the Company expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on the Cable segment’s voice business and operations.

     The voice services business may also present additional regulatory risks. It is unclear whether and to what extent traditional state and federal telephone regulations will apply to telephony services provided using VoIP technology. In addition, regulators could allow utility pole owners to charge cable operators offering voice services higher rates for pole rental than is allowed for cable and high-speed services. The FCC recently initiated a rulemaking proceeding examining the proper regulatory approach to voice services utilizing VoIP technology. Congress is considering enacting new laws to govern those services. Additionally, there are court cases addressing the proper regulatory treatment for the service, and there are rulemakings and various other proceedings underway at the state level. In view of these various activities at the state and federal level, the Company cannot be certain what impact regulation will have on the Digital Phone business.

     Ongoing investigations by the Securities and Exchange Commission and the Department of Justice and pending shareholder litigation could affect Time Warner’s operations. The SEC and the DOJ are investigating the Company’s financial reporting and disclosure practices. As of November 1, 2004, there were 41 putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties pending against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that Time Warner made material misrepresentations and/or omissions of material facts in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. There are also actions filed by individual shareholders pending in federal and state courts. The Company has established reserves of $500 million in connection with the pending SEC and DOJ investigations. This amount represents the Company’s current best estimate of the amounts that would be involved ultimately to resolve these investigations. The Company believes that some portion of the amount reserved will be available for related shareholder litigation. The Company has not established any reserves associated with shareholder and civil litigation due to their preliminary status and because it is unable to reasonably estimate a range of possible loss. The Company is unable to predict the outcome of the SEC and DOJ investigations and the pending shareholder litigation. The Company is incurring expenses as a result of the SEC and DOJ investigations and the shareholder litigation pending against the Company, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See “Other Key 2004 Developments — Update on SEC and DOJ Investigations.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Technological developments may adversely affect the Company’s competitive position and limit its ability to protect its valuable intellectual property rights. Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on the ability to acquire, develop, adopt, and exploit new technologies to distinguish their products and services from those of their competitors. For example:

     •     The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies such as satellite and DSL; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services, Digital Phone and Video-On-Demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

     •     The Company’s America Online business may be adversely affected by competitors’ abilities to more quickly develop new technologies, including more compelling features/functionalities and premium services for Internet users, and by the uncertainty of the costs for obtaining rights from third parties, including under patents, that may cover technologies and methods used to deliver new services; and

     •    The Company’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products, technological developments that facilitate the theft and unlawful distribution of the Company’s copyrighted works in digital form, including via the Internet, and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights.

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

     For Time Warner’s AOL business:

•	the ability to successfully implement its business strategy;

•	the ability to develop and introduce new products and services to remain competitive;

•	the ability to differentiate its products and services from its competitors;

•	the ability to develop, adopt or have access to new technologies;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the ability to successfully implement its broadband and multiband strategy;

•	the ability to have access to distribution channels controlled by third parties;

•	the ability to manage its subscriber base profitably;

•	the ability to provide adequate server, network and system capacity;

•	the risk of business interruption caused by computer viruses, worms or other malicious activity, weather events, natural disasters, terrorist attacks, third-party supplier failures, or unforeseen events;

•	the risk of unanticipated increased costs for network services;

•	the ability to maintain, and cost of maintaining, the privacy and security of company and customer information;

•	increased competition from providers of Internet services, including providers of broadband access;

•	the ability to attract more traditional advertisers to the online advertising medium;

•	the ability to maintain or renew existing advertising or marketing commitments, including the ability to replace large multi-period advertising arrangements with shorter term advertising sales;

•	the risk that the online advertising industry will not continue to grow;

•	the ability to maintain or enter into new electronic commerce, marketing or content arrangements;

•	risks associated with state, local or federal taxation of online services and Internet access providers;

•	risks associated with foreign currency exchange rates;

•	the risks from changes in U.S. and international regulatory environments affecting interactive services; and

•	the ability to reduce losses at the international businesses that are still unprofitable.

     For Time Warner’s cable business:

•	more aggressive than expected competition, including price competition, from other distributors of video programming, including direct to home satellite distributors, regional incumbent telephone companies and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of high-speed data services, including DSL, satellite and terrestrial wireless distributors, power companies and from competitors using new technologies;

•	greater than expected increases in programming or other costs, including costs of new products and services, or difficulty in passing such costs to subscribers;

•	increases in government regulation of video programming rates, the programming it must carry or other terms of service;

•	government regulation of other services, such as high-speed data and voice services, including regulation that results in the imposition of higher pole fees for such services;

•	government regulation that dictates the manner in which it operates its cable systems or determines what to offer, such as the imposition of “forced access” rules or common carrier requirements;

•	increased difficulty in obtaining franchise renewals;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital video service, high-speed data service, voice service or video-on-demand, to appeal to enough subscribers or to be available at prices subscribers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers;

•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately;

•	unanticipated funding obligations relating to its cable joint ventures; and

•	as TWC Inc. introduces its new Digital Phone service, more aggressive than expected competition, including price competition, from other distributors of voice services, including regional telephone companies, long distance providers, national VoIP providers, wireless distributors and from competitors using new technologies.

     For Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that facilitate theft and unlawful distribution of the Company’s copyrighted works and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop successful business models for the secure delivery of filmed entertainment products in a digital environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;

•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers and increased competition in viewership for broadcast programming due to the increasing number of cable and pay television services;

•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets and the ability to maintain key distribution deals in certain geographic markets; and

•	the ability to maintain an ad supported commercial television model in the face of challenges posed by increased consumer usage of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.

     For Time Warner’s network businesses:

•	increased competition from large media companies whose increasing scale could result in competitive advantages including advertising sales, programming and other areas;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	greater than expected newsgathering, programming or production costs;

•	increased resistance by cable and satellite distributors to wholesale price increases;

•	the negative impact on premium programmers of greater than anticipated basic cable rate increases to consumers;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cyclicality and to new media technologies;

•	the negative impact of further consolidation of multiple-system cable operators;

•	theft and unlawful distribution of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership, as well as the possible loss of viewers, as a result of the increased number of programming services and the increased popularity of alternatives to television.

     For Time Warner’s publishing businesses:

•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new profitable sources of circulation;

•	substantial postal rate increase expected in 2006;

•	unanticipated increases in paper and distribution costs;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel;

•	increased competition from new magazine entrants may have an impact on our most profitable magazines;

•	risks associated with foreign currency exchange rates;

•	changes in government regulation of direct marketing;

•	receipt of information identifying debit card purchasers which may require changes in payment acceptance procedures for such purchasers, which could decrease subscription renewals; and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

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

     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2004	2003
	(millions, except
	per share amounts)
ASSETS
Current assets
Cash and equivalents	$6,882	$3,040
Receivables, less allowances of $1.882 and $2.079 billion	4,405	4,908
Inventories	1,536	1,390
Prepaid expenses and other current assets	1,153	1,255
Current assets of discontinued operations	—	1,675

Total current assets	13,976	12,268
Noncurrent inventories and film costs	4,515	4,465
Investments, including available-for-sale securities	4,482	3,770
Property, plant and equipment	12,731	12,559
Intangible assets subject to amortization	3,911	4,229
Intangible assets not subject to amortization	39,656	39,656
Goodwill	39,985	39,459
Other assets	2,903	2,745
Noncurrent assets of discontinued operations	—	2,632

Total assets	$122,159	$121,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,121	$1,629
Participations payable	2,503	1,955
Royalties and programming costs payable	1,217	1,022
Deferred revenue	1,030	1,065
Debt due within one year	2,889	2,287
Other current liabilities	5,720	6,091
Current liabilities of discontinued operations	74	1,574

Total current liabilities	14,554	15,623
Long-term debt	20,841	23,458
Deferred income taxes	15,314	13,291
Deferred revenue	1,452	1,621
Mandatorily convertible preferred stock	1,500	1,500
Other liabilities	3,760	3,950
Noncurrent liabilities of discontinued operations	29	901
Minority interests	5,574	5,401
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 171.2 million shares outstanding in each period	2	2
Time Warner common stock, $0.01 par value, 4.406 and 4.365 billion shares outstanding	44	44
Paid-in capital	156,087	155,578
Accumulated other comprehensive loss, net	60	(291)
Accumulated deficit	(97,058)	(99,295)

Total shareholders’ equity	59,135	56,038

Total liabilities and shareholders’ equity	$122,159	$121,783

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(millions, except per share amounts)
Revenues:
Subscriptions	$5,398	$5,150	$16,167	$15,203
Advertising	1,646	1,424	4,939	4,440
Content	2,648	2,591	9,002	7,939
Other	273	338	871	1,079

Total revenues(a)	9,965	9,503	30,979	28,661
Costs of revenues(a)	(5,639)	(5,467)	(17,960)	(16,970)
Selling, general and administrative(a)	(2,575)	(2,428)	(7,496)	(7,150)
Amortization of intangible assets	(156)	(148)	(467)	(430)
Legal reserves related to the government investigations	(500)	—	(500)	—
Restructuring costs	—	(42)	2	(72)
Asset impairments	—	(41)	(10)	(318)
Gains on disposal of assets, net	13	—	14	43

Operating income	1,108	1,377	4,562	3,764
Interest expense, net(a)	(372)	(438)	(1,159)	(1,319)
Other income, net	304	44	368	1,250
Minority interest expense, net	(54)	(59)	(172)	(175)

Income before income taxes, discontinued operations and cumulative effect of accounting change	986	924	3,599	3,520
Income tax provision	(492)	(373)	(1,511)	(1,478)

Income before discontinued operations and cumulative effect of accounting change	494	551	2,088	2,042
Discontinued operations, net of tax	5	2	115	(29)

Income before cumulative effect of accounting change	499	553	2,203	2,013
Cumulative effect of accounting change	—	(12)	34	(12)

Net income	$499	$541	$2,237	$2,001

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.11	$0.12	$0.46	$0.45
Discontinued operations	—	—	0.02	—
Cumulative effect of accounting change	—	—	0.01	—

Basic net income per common share	$0.11	$0.12	$0.49	$0.45

Average basic common shares	4,573.3	4,514.7	4,561.4	4,499.5

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.10	$0.12	$0.44	$0.44
Discontinued operations	0.01	—	0.03	—
Cumulative effect of accounting change	—	—	0.01	(0.01)

Diluted net income per common share	$0.11	$0.12	$0.48	$0.43

Average diluted common shares	4,713.1	4,677.3	4,708.2	4,619.1

(a) Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$77	$63	$178	$318
Costs of revenues	(71)	(75)	(187)	(158)
Selling, general and administrative	6	(2)	24	14
Interest income, net	6	6	17	14

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited)

	2004	2003
	(millions)
OPERATIONS
Net income(a)	$2,237	$2,001
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	(34)	12
Depreciation and amortization	2,385	2,300
Amortization of film costs	2,075	1,906
Asset impairments	10	318
Loss on writedown of investments	12	182
Gain on sale of investments, net	(376)	(821)
Equity in losses of investee companies and cash distributions	3	128
Changes in operating assets and liabilities, net of acquisitions (b)	(939)	(1,299)
Adjustments relating to discontinued operations	15	468

Cash provided by operations	5,388	5,195

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(759)	(473)
Investments and acquisitions from discontinued operations	—	(33)
Capital expenditures and product development costs from continuing operations	(2,021)	(1,845)
Capital expenditures from discontinued operations	—	(83)
Investment proceeds from available-for-sale securities	229	1,060
Investment proceeds from discontinued operations	—	6
Other investment proceeds	2,815	1,440

Cash provided by investing activities	264	72

FINANCING ACTIVITIES
Borrowings	1,273	2,377
Debt repayments	(3,222)	(6,972)
Redemption of redeemable preferred securities of subsidiary	—	(813)
Proceeds from exercise of stock options	272	270
Principal payments on capital leases	(148)	(105)
Other	15	(26)

Cash used by financing activities	(1,810)	(5,269)

INCREASE IN CASH AND EQUIVALENTS	3,842	(2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,040	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$6,882	$1,728

(a)	Includes net income from discontinued operations of $115 million for the nine months ended September 30, 2004 and a net loss of $29 million for the nine months ended September 30, 2003.

(b)	2004 includes $500 million in legal reserves related to the government investigations.

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30,
(Unaudited)

	2004	2003
	(millions)
BALANCE AT BEGINNING OF PERIOD	$56,038	$52,817
Net income	2,237	2,001
Other comprehensive income (loss) (a)	351	(72)

Comprehensive income	2,588	1,929
Other, principally shares issued pursuant to stock option and benefit plans, including $83 million and $47 million of income tax benefit, respectively	509	349

BALANCE AT END OF PERIOD	$59,135	$55,095

(a)	2004 includes an unrealized gain of approximately $386 million, net of deferred taxes of approximately $257 million related to Google. (See Note 1).

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company. Time Warner classifies its business interests into five fundamental areas: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video programming, high-speed data and Digital Phone services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television and broadcast networks; and Publishing, consisting principally of magazine and book publishing. Financial information for Time Warner’s various business segments is presented in Note 9.

Recent Transactions

Google Inc.

     As previously reported in the quarterly report on Form 10-Q for the second quarter of 2004, America Online exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google Inc. in May 2004. Each of these shares converted automatically into shares of Google’s Class B Common Stock immediately prior to the closing of Google’s initial public offering on August 24, 2004. In connection with this offering, America Online converted 2,355,559 shares of its Google Class B Common Stock into an equal number of Google’s Class A Common Stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million, which is included in “Other Income, net” in the accompanying consolidated statement of operations. Following this transaction, America Online holds 5,081,893 shares of Google’s Class B Common Stock. These shares are subject to restrictions on transfer pursuant to lock-up arrangements in connection with Google’s offering. In addition, future transfers will be subject to applicable securities laws requiring that sales be made either pursuant to a registration statement or under exemptions from registration.

     The Company does not consider its remaining interest in Google to be a strategic investment. As of September 30, 2004, the shares are recorded on the Company’s consolidated balance sheet (classified as available-for-sale securities) at their fair value of approximately $659 million. There is a corresponding unrealized gain of approximately $386 million, net of deferred taxes of approximately $257 million, reflected in shareholders equity. The fair value of the investment is calculated based on Google’s stock price ($129.60 at September 30, 2004) times the number of Google shares owned by the Company. A 5% appreciation in the stock price of Google would result in an increase in the Company’s unrealized gain on this investment of approximately $20 million, net of tax. Conversely, a 5% depreciation in the stock price of Google would result in a decrease in the Company’s unrealized gain on this investment of approximately $20 million, net of tax. As of October 28, 2004, Google stock closed at $193.30 per share, which increased the fair value of the Company’s position to approximately $982 million.

Advertising.com

     On August 2, 2004, America Online completed the previously announced acquisition of Advertising.com, Inc. (“Advertising.com”) for $445 million (net of cash acquired). Advertising.com purchases online advertising inventory from third-party web sites and principally sells this inventory using performance-based advertising arrangements. For the three and nine months ended September 30, 2004, Advertising.com contributed Advertising revenue from sales of advertising run on third-party websites of $35 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Agreement Regarding Investment in Gateway

       AOL owns both preferred and common stock in Gateway, Inc. (“Gateway”). Specifically, AOL owns Gateway Series A and Series C preferred stock and 2.7 million shares of Gateway common stock. The Series A preferred stock automatically converts into approximately 22.2 million shares of Gateway common stock (based on a minimum conversion price of $8.99 per share) in December 2004. The Series C preferred stock is redeemable, at AOL’s option, also in December 2004 for $200 million. Gateway has the option to pay the $200 million redemption price in Gateway common stock (based on the average price of Gateway’s common stock during a pricing period prior to the redemption date), cash or a combination thereof. AOL’s ability to resell these shares is limited by both contractual restrictions and applicable securities laws and regulations.

       On November 1, 2004, AOL entered into an agreement with Gateway covering the sale of the AOL-owned Gateway securities to Gateway. Under the terms of the agreement, AOL will receive total consideration of approximately $316 million consisting of: (1) approximately $186 million in cash at the closing; (2) the right to use approximately $33 million worth of Gateway securities to make payments to Gateway under certain existing customer acquisition agreements between the parties; and (3) approximately $97 million, which accretes at a specified rate, that can be (a) used to offset future performance-based payments that AOL would otherwise be required to make in cash under certain existing customer acquisition agreements between the parties; (b) paid in cash; or (c) a combination thereof, at Gateway’s option. Notwithstanding the use of any amounts to offset amounts owed to Gateway by AOL, AOL will continue to recognize marketing expense under its existing customer acquisition agreements with Gateway.

       The $316 million purchase price is based on a negotiated discount to Gateway’s closing price of $5.54 on October 18, 2004, which, after considering the aggregate impairment losses recognized by the Company on its investment in Gateway, will result in a net gain recognized on the sale of approximately $44 million. This transaction is expected to close on December 22, 2004 and is subject to customary conditions. Additionally, AOL and Gateway have agreed to settle existing commercial disputes resulting in AOL paying Gateway $2.5 million for the settlement.

VIVA Media AG and VIVA Plus

     In August 2004, Turner completed the previously announced sale of its 30.6% ownership stake in VIVA Media AG (“VIVA”) and its 49% stake in VIVA Plus to Viacom Inc. for approximately 109 million Euros (approximately $134 million). VIVA primarily owns a music television channel in Germany and also operates a portfolio of music channels in other European countries, as well as Brainpool TV GmbH, a major independent television producer in Germany. VIVA Plus is a smaller music television channel that operates in Germany. The Company accounted for these assets as equity investments prior to the sale. For the three and nine months ended September 30, 2004, the Company recorded a gain of approximately $113 million as a component of “Other Income, net” in the accompanying consolidated statement of operations.

Warner Village Cinemas S.P.A.

     Warner Village Cinemas S.P.A. (“Warner Village”) is a joint venture arrangement that operates cinemas in Italy and is owned 45% by Warner Bros., 45% by Village Cinemas International Pty. Ltd. (“Village Cinemas”) and 10% by a third-party investor. As previously announced, in April 2004, Warner Bros. and Village Cinemas agreed that: (i) Warner Bros. would control the voting rights associated with Village Cinemas’ 45% interest and (ii) beginning in March 2007 and continuing for one year, Village Cinemas can request that Warner Bros. buy Village Cinemas’ interest at fair value. In the event Warner Bros. does not agree to buy such interests, both Warner Bros. and Village Cinemas would place their collective interests for sale. If such right is not exercised by Village Cinemas, the voting rights associated with its 45% interest will revert to Village Cinemas in March 2008.

     As a result of controlling Village Cinemas’ voting interest, Warner Bros. began consolidating the results of Warner Village in the second quarter of 2004. As permitted by accounting principles generally accepted in the United States, Warner Village results have been consolidated retroactive to the beginning of the year. For the three and nine months ended September 30, 2004, Warner Village revenues were $14 million and $73 million, respectively, its Operating Income (Loss) before Depreciation and Amortization was ($3) million and $9 million, respectively, and its Operating Income (Loss) was ($5) million and $3 million, respectively.

Sale of the Winter Sports Teams

     On March 31, 2004, the Company completed the sale of the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and the entity holding the operating rights to Philips Arena, an Atlanta sports and entertainment venue, to Atlanta Spirit LLC (“Atlanta Spirit”). In addition to the $178 million impairment charge recognized in the second quarter of 2003 and the $41 million charge recognized in the third quarter of 2003, the Company recorded a $7 million loss on the closing of the sale in the first quarter of 2004. As of September 30, 2004, Turner owns a 10% interest in Atlanta Spirit and accounts for its interest under the equity method of accounting.

     Through the date of the sale on March 31, 2004, the winter sports teams and Philips Arena had revenues of $66 million, Operating Loss before Depreciation and Amortization of $8 million, and Operating Loss of $8 million. For the three and nine months ended September 30, 2003, the winter sports teams and Philips Arena had revenues of $10 million and $104 million, respectively, Operating Loss before Depreciation and Amortization of $9 million and $25 million, respectively, and Operating Loss of $9 million and $27

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

million, respectively. For the full year of 2003, the winter sports teams contributed approximately $160 million of revenues, an Operating Loss before Depreciation and Amortization of $35 million and an Operating Loss of $37 million.

Sale of Time Life

     In December 2003, the Company sold its Time Life Inc. (“Time Life”) operations to Direct Holdings Worldwide LLC (“Direct Holdings”), a venture of Ripplewood Holdings LLC and ZelnickMedia Corporation. Under the terms of the sale transaction, the Company did not receive any cash consideration and instead agreed to a contingent consideration arrangement under which it will receive payments in the future if the business sold meets certain performance targets. Specifically, the Company would receive consideration equal to four times the amount by which the average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period exceeds $10 million. Based on the recent performance of Time Life the Company does not believe, at this time, that it is probable that any additional consideration will be received under this arrangement. The Company will not record this contingent payment as incremental proceeds on the sale of the Time Life business unless and until the point at which all contingencies with regard to the payment have been resolved.

     In conjunction with this transaction, the Company entered into multi-year service agreements with Direct Holdings to provide certain fulfillment, customer service and related services for Time Life’s European operations. In addition, the Company agreed to license the name “Time Life” to Direct Holdings for ten years with an additional ten-year renewal option. The Company will receive royalty payments from Direct Holdings beginning in 2005. The Company believes that the terms of the licensing arrangement and fulfillment service agreements are at market rates and, accordingly, no amounts have been allocated to either agreement. Finally, as part of the transaction, the Company provided $13 million in financing to Direct Holdings.

SEC and DOJ Investigations

     The Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions principally involving the Company’s America Online unit that were entered into after July 1, 1999, including advertising arrangements and the methods used by the America Online unit to report its subscriber numbers. Refer to Note 11, “Commitments and Contingencies — Update on SEC and DOJ Investigations,” and Part II, Item 1 for additional information regarding the investigations.

Basis of Presentation

Reclassifications

     Certain reclassifications have been made to the prior year’s financial information to conform to the current year presentation, including a reclassification impacting the Company and the Filmed Entertainment segment’s operating results to reflect a change in how the Company classifies the accretion of discounts on long-term film licensing arrangements. Previously, the Company classified the accretion of discounts on long-term film licensing arrangements within Operating Income. To become more consistent with what the Company believes to be film industry practice, such accretion is now being classified as a reduction of Interest expense, net. The accretion for the three and nine months ended September 30, 2003 was $25 million and $82 million, respectively. Such reclassifications did not affect Net Income, Cash Provided by Operations or Free Cash Flow.

Discontinued Operations Presentation of Music Segment

     On March 1, 2004, the Company completed the sale of the Warner Music Group’s (“WMG”) recorded music and music publishing operations to a private investment group for approximately $2.6 billion in cash and an option to re-acquire a minority interest in the operations sold. In addition, on October 24, 2003, the Company completed the sale of WMG’s CD and DVD manufacturing, printing, packaging and physical distribution operations to Cinram International Inc. for approximately $1.05 billion in cash (Note 3).

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

Stock-Based Compensation

     The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and FASB Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. The provisions of FAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

     In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Time Warner. Beginning in the first quarter of 2004, for all new option grants, the Company has calculated its volatility assumption using both historical stock volatilities and implied volatilities on traded Time Warner options. The volatility assumption used for the first, second and third quarter of 2004 was 35%, 34% and 34%, respectively.

     The FASB is expected to issue in the fourth quarter of 2004 FASB Statement 123R, Share-Based Payment (FAS 123R). If adopted as currently contemplated, FAS 123R would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. FAS 123R would be effective for public companies for periods beginning after June 15, 2005 and could be adopted as of January 1, 2005 or retroactively to all prior periods. To the extent that the Company recognizes employee compensation cost retroactively for prior periods, the compensation costs reflected below would be recognized in our statement of operations. Management is currently evaluating the impact of FAS 123R and has not determined when it will adopt the standard.

     Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Time Warner’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(millions, except per share amounts)
Net income, as reported	$499	$541	$2,237	$2,001
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(81)	(137)	(232)	(475)

Pro forma net income	$418	$404	$2,005	$1,526

Basic net income per share:
As reported	$0.11	$0.12	$0.49	$0.45

Pro forma	$0.09	$0.09	$0.44	$0.34

Diluted net income per share:
As reported	$0.11	$0.12	$0.48	$0.43

Pro forma	$0.09	$0.09	$0.43	$0.33

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

New Accounting Principles

Consolidation of Variable Interest Entities

     Pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”) and the revision of FIN 46 (“FIN 46R”) issued in December 2003 to replace FIN 46, the Company began consolidating the operations of America Online Latin America, Inc. (“AOLA”) as of March 31, 2004. AOLA is a publicly traded entity whose significant shareholders include the Company, AOL, the Cisneros Group (a private investment company) and Banco Itau (a leading Brazilian bank). AOLA provides online services principally to customers in Brazil, Mexico, Puerto Rico and Argentina. The Company has no obligation to provide additional funding for AOLA’s operations and the creditors of AOLA have no recourse to the Company.

     In accordance with the transition provisions of FIN 46R, the assets and liabilities of AOLA were recorded in the Company’s consolidated balance sheet as of March 31, 2004 in the amounts at which they would have been carried if FIN 46R had been effective when the Company first met the conditions to be considered the primary beneficiary of AOLA. Upon consolidating the balance sheet of AOLA, the Company recorded incremental assets of approximately $85 million and liabilities of $29 million, with the difference of $56 million recognized as the pretax cumulative effect of an accounting change ($34 million on an after-tax basis). Prior periods have not been restated. The Company consolidated the operating results of AOLA’s operations commencing April 1, 2004. In order to provide the time necessary to consolidate and evaluate the AOLA financial information, the AOLA financial statements are consolidated by the Company on a one-quarter time lag. For the three and nine months ended September 30, 2004, the Company recognized revenues of $13 million and $27 million, an Operating Loss before Depreciation and Amortization of $9 million and $12 million and an Operating Loss of $10 million and $16 million, respectively, associated with AOLA.

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

     Of the total restructuring accrual, approximately $619 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Historic TW business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 5,700, which was reduced to approximately 3,900 by December 31, 2002 as the remaining terminations were no longer expected to occur. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee was terminated. As of September 30, 2004, out of the remaining liability of $17 million, $10 million was classified as a current liability with the remaining $7 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2007.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The restructuring accrual also included approximately $412 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company consolidated certain operations and has exited other under-performing operations, including the Studio Stores operations of the Filmed Entertainment segment and the World Championship Wrestling operations of the Networks segment. The restructuring accrual associated with other exit activities specifically includes contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. As of September 30, 2004, out of the remaining liability of $32 million, $11 million was classified as a current liability with the remaining $21 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2009.

     Selected information relating to the America Online – Historic TW Merger and restructuring costs included in the allocation of the cost to acquire Historic TW is as follows (in millions):

	Employee	Other
	Termination	Exit Costs	Total
Initial Accruals	$619	$412	$1,031
Cash paid – 2001	(248)	(158)	(406)

Restructuring liability as of December 31, 2001	371	254	625
Cash paid – 2002	(156)	(115)	(271)
Non-cash reductions(a) – 2002	(114)	(34)	(148)

Restructuring liability as of December 31, 2002	101	105	206
Cash paid – 2003(b)	(47)	(28)	(75)
Non-cash reductions(a) – 2003	(26)	(41)	(67)

Restructuring liability as of December 31, 2003	28	36	64
Cash paid – 2004(c)	(11)	(4)	(15)

Restructuring liability as of September 30, 2004	$17	$32	$49

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated. Of the $67 million non-cash reductions in 2003, $10 million in reductions were made during the third quarter.

(b)	Of the $75 million paid in 2003, $25 million was paid in the third quarter and $69 million was paid in the nine months ended September 30, 2003.

(c)	Of the $15 million paid in 2004, $3 million was paid in the third quarter.

Restructuring Costs

     In addition to the costs of activities related to the America Online-Historic TW Merger, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2003 Restructuring Costs

     For the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $109 million ($42 million of which was expensed in the third quarter and $72 million of which was expensed for the nine months ended September 30, 2003), including $52 million at the AOL segment, $21 million at the Networks segment, $21 million at the Publishing segment and $15 million at the Cable segment. Employee termination costs occurred across each of the segments mentioned above and ranged from senior executives to line personnel. The number of employees expected to be terminated was 974. As of the end of the first quarter of 2004, all of the terminations had occurred.

     As of September 30, 2004, out of the remaining liability of $46 million, $17 million was classified as a current liability, with the remaining liability of $29 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Selected information relating to the 2003 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
2003 Accruals	$64	$45	$109
Cash paid – 2003(a)	(17)	(1)	(18)

Remaining liability as of December 31, 2003	$47	$44	$91
Cash paid – 2004(b)	(42)	(3)	(45)

Remaining liability as of September 30, 2004	$5	$41	$46

(a)	Of the $18 million paid in 2003, $4 million was paid in the third quarter and $9 million was paid for the nine months ended September 30, 2003.

(b)	Of the $45 million paid in 2004, $5 million was paid in the third quarter.

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

     As of September 30, 2004, out of the remaining liability of $29 million, $14 million was classified as a current liability with the remaining liability of $15 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Selected information relating to the 2002 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Initial Accruals	$92	$235	$327
Cash paid – 2002	—	(79)	(79)

Remaining liability as of December 31, 2002	92	156	248
Cash paid – 2003(a)	(40)	(146)	(186)

Remaining liability as of December 31, 2003	52	10	62
Cash paid – 2004(b)	(16)	(5)	(21)
Non-cash reductions – 2004	(12)	—	(12)

Remaining liability as of September 30, 2004	$24	$5	$29

(a)	Of the $186 million paid in 2003, $9 million was paid in the third quarter and $150 million was paid for the nine months ended September 30, 2003.

(b)	Of the $21 million paid in 2004, $4 million was paid in the third quarter.

Other Charges

     In connection with relocating its Corporate headquarters, the Company recorded certain exit costs at the date various floors of the former headquarters facility were no longer being occupied by employees of the Company in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the first six months of 2004, the Company recorded a $67 million charge, of which $14 million was reversed in the third quarter of 2004 as a result of an agreement having been finalized to lease a portion of the space to the AOL business unit. Of the $53 million charge, approximately $26 million relates to a non-cash write-off of an intangible asset recorded in connection with the America Online-Historic TW Merger, representing the favorable terms of the lease relative to market rates at that time. The remaining amount primarily relates to the accrual of the expected loss on the sub-lease of the building, which is expected to be incurred over the remaining term of the lease of approximately ten years, and represents the present value of such obligations.

     Through September 30, 2004, payments net of imputed interest of $4 million were made against this liability. Of the remaining $23 million at September 30, 2004, $9 million of the accrual is classified as a current liability, with the remaining liability of $14 million classified as a long-term liability in the accompanying balance sheet.

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

     On November 24, 2003, the Company announced that it had reached a definitive agreement to sell the Company’s WMG recorded music and Warner/Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations to be sold. The option allows Time Warner to purchase a 15% interest in WMG’s recorded music and music publishing operations at any time during the three years following the closing of the transaction or to purchase a 19.9% interest in the event the Investment Group enters into a music merger transaction with another major music business within three years of closing of the transaction and will be accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The option allows Time Warner to purchase a 15% interest in WMG’s recorded music and music publishing operations at any time during the three years following the closing of the sales transaction or to purchase a 19.9% interest in the event the Investment Group enters into a music merger transaction with another major music business within three years of closing of the sales transaction. The strike price for the option to purchase a 15% interest is

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

equal to 75% of the then estimated equity value of the 15% interest acquired but not less than a pro rata share (i.e., 15%) of the Investment Group’s equity purchase price (reduced by a pro rata share of cash distributions). The strike price for the option to purchase a 19.9% interest is equal to a pro rata share (i.e., 19.9%) of the Investment Group’s equity purchase price (reduced by a pro rata share of cash distributions) accreted at 8.5% per annum if the transaction is signed prior to March 1, 2005 and if a transaction is signed between March 1, 2005 and March 1, 2007, interest is accreted at 8.5% for the first 15 months and 15% thereafter. To the extent the option is exercised for either the 15% or the 19.9% interest on a gross basis, the Company would account for its interest using the cost method of accounting. The value of the consideration ascribed to the option was approximately $35 million.

     The transaction closed on March 1, 2004. With the closing of the WMG recorded music and music publishing transaction, the Company has disposed of its music operations. Accordingly, the Company has presented the results of operations and financial condition of the Music segment as discontinued operations for all periods presented.

     The 2004 income/charges recorded relate primarily to adjustments to the initial estimates of the assets sold to, and liabilities assumed by, the acquirors in such transactions and to the resolution of various tax matters surrounding the music business dispositions.

     Financial data of the Music operations, included in discontinued operations for the three and nine months ended September 30, 2004 and 2003, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Total revenues	$—	$834	$780	$2,499
Pretax income (loss)	7	(5)	(9)	(52)
Income tax (expense) benefit	(2)	7	124	23
Net income (loss)	5	2	115	(29)

     As of September 30, 2004, there are $103 million of liabilities associated with the former music operations. The liabilities are principally related to severance and pension obligations to former employees of the Music segment, which were retained by Time Warner.

4. TIME WARNER ENTERTAINMENT COMPANY, L.P.

TWE Restructuring

     On March 31, 2003, Time Warner and Comcast Corporation (“Comcast”) completed a restructuring of Time Warner Entertainment Company, L.P. (“TWE”) (the “TWE Restructuring”). As a result of the TWE Restructuring, Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Central and the Courtroom Television Network (“Court TV”). Additionally, all of Time Warner’s interests in the Cable segment, including those that were wholly-owned and those that were held through TWE, are now controlled by a new subsidiary of Time Warner called TWC Inc. As part of the TWE Restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     In connection with the TWE Restructuring completed in 2003, Comcast received (1) customary registration rights relating to its 17.9% interest in the common stock of TWC Inc. and (2) the right, at any time following March 31, 2005, to require TWC Inc. or Time Warner to purchase all or a portion of Comcast’s 4.7% limited partnership interest in TWE at an appraised fair market value. The purchase price payable by TWC Inc. or Time Warner as consideration for Comcast’s limited partnership interest may be paid in cash, Time Warner or TWC Inc. common stock (if TWC Inc. common stock is then publicly traded) or a combination of cash and stock. Following March 31, 2005, Comcast also has the right to sell all or a portion of its interest in TWE to a third party, subject to rights of first refusal by the Company and TWC Inc.

     The additional ownership interests acquired by Time Warner in the TWE Restructuring have been accounted for as a step acquisition, with the total purchase consideration approximating $4.6 billion. This consideration consisted primarily of the above-noted debt assumed and the issuance of mandatorily convertible preferred stock, as well as an interest in certain cable systems that were previously wholly owned by Time Warner with an approximate value of $1.0 billion.

     The purchase consideration has been allocated to the tangible and intangible assets as follows (millions):

Fair value of tangible net assets acquired	$2,337
Intangible assets subject to amortization	504
Intangible assets not subject to amortization	1,402
Goodwill	35
Investment	313
Other assets	62

     The intangible assets subject to amortization are comprised of approximately $436 million related to the acquired film library, which is being amortized over approximately 20 years, and approximately $68 million of cable subscriber lists, which are being amortized over four years. The film library and cable subscriber intangible assets were valued based on a discounted cash flow analysis. The assumptions about future cash flows and growth rates were based on the Company’s budget and long-term plans. The goodwill balance of $35 million is recorded in the Networks segment.

     The intangible assets not subject to amortization of $1.402 billion are comprised of approximately $811 million related to cable franchises and approximately $591 million related to brands and trademarks. The fair value of the cable franchise value was determined using both a discounted cash flow and a residual value methodology. The brands and trademark intangible assets were valued using a discounted cash flow methodology. Significant assumptions inherent in a discounted cash flow methodology include estimates of cash flows, discount rates and, in the case of brand and trademarks, royalty rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar intangibles are being licensed in the marketplace. In addition, it was assumed that existing cable franchise agreements would be renewed without material modification to the underlying existing terms and conditions and without incurring substantial cost. Under the residual value method, the fair value of the cable franchise intangible asset was determined to be the difference between the estimated fair value of the incremental 6% interest in Cable acquired and the fair value of remaining cable net assets acquired (including intangible assets other than cable franchise intangible assets). The traditional discounted cash flow method (as determined by an independent valuation specialist) provided a range for the value of the cable franchise intangible asset and the residual value method fell within that range. Pursuant to the recently issued Emerging Issues Task Force Topic D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” the Company will only utilize a traditional discounted cash flow methodology in valuing cable franchise intangible assets in the future.

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

Comcast Tolling and Optional Redemption Agreement

     On September 24, 2004, TWC Inc. entered into a Tolling and Optional Redemption Agreement (the “Agreement”), with Comcast and certain affiliates of Comcast, including the trust that holds shares of TWC Inc. on behalf of Comcast. Pursuant to the Agreement, Comcast has been granted an option (the “Option”), which can be exercised between December 1, 2004 and April 1, 2005, to require TWC Inc. to redeem a portion of the TWC Inc. stock held by Comcast in exchange for a TWC Inc. subsidiary with cable systems serving approximately 90,000 basic subscribers as of September 30, 2004, plus approximately $750 million in cash. Closing of the transactions contemplated by the Agreement is subject to the exercise of the Option, required governmental and regulatory approvals and other customary closing conditions.

     The Agreement also provides that Comcast will not exercise or pursue registration rights with respect to the TWC Inc. stock owned by it until April 1, 2005, or earlier if the Agreement is terminated under certain limited circumstances. This provision of the Agreement supersedes the above mentioned Comcast request to TWC Inc. in December 2003 to register its TWC Inc. stock.

     Upon entering the Agreement, no cash consideration was exchanged between the Company and Comcast; however, the Company recorded a liability of approximately $8 million, determined using an option pricing model, in “Other current liabilities” related to the written Option. The liability will be adjusted to reflect fair market value each period in “Other income (expense), net” until the Option is exercised or expires. A corresponding asset of approximately $8 million was also recorded in “Other current assets,” representing the value attributable to Comcast’s agreement to defer its right to demand registration of the unregistered stock Comcast holds in TWC. This asset will be amortized as a component of operating income over the six-month deferral period. If the Option is exercised, the Company would account for the transaction as the acquisition of a minority interest through the transfer of cable systems and a payment of $750 million in cash. A gain or loss would be recognized based on the difference in the fair value of the cable systems transferred to Comcast and the Company’s book basis in such systems. In addition, the Company would apply purchase accounting to the portion of the TWC Inc. interest indirectly acquired from Comcast.

5. INVESTMENTS

Investment Gains

     For the three and nine months ended September 30, 2004, the Company recognized $311 million and $366 million of gains, respectively, from the sale of investments including a $188 million gain related to the sale of a portion of the Company’s interest in Google and a $113 million gain related to the sale of the Company’s interest in VIVA and VIVA Plus. For the three months ended September 30, 2003, the Company recognized $127 million of gains from the sale of investments, including a $52 million gain from the sale of the Company’s interest in chinadotcom and $17 million from the sale of the Company’s equity interests in certain international cinemas. For the nine months ended September 30, 2003, the Company recognized gains from the sale of certain investments of $778 million, including a $513 million gain on the sale of the Company’s interest in Comedy Central, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”), a $52 million gain from sale of the Company’s interest in chinadotcom and $66 million in gains from the sale of the Company’s equity interest in certain international cinemas.

     These gains are included in “Other income, net” in the accompanying consolidated statement of operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Investment Losses, net

     For the three and nine months ended September 30, 2004, non-cash charges to reflect other-than-temporary declines in the Company’s investments were $15 million and $24 million, respectively. This amount reflects $10 million and $12 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $5 million and $12 million of losses, respectively, related to market fluctuations in equity derivative instruments.

     For the three months ended September 30, 2003, non-cash charges to reflect other-than-temporary declines in the Company’s investments were $10 million. These amounts were comprised of $14 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and income of $4 million to reflect market fluctuations in equity derivative instruments. For the nine months ended September 30, 2003, non-cash charges to reflect other-than-temporary declines in the Company’s investments were $167 million. These amounts were comprised of $184 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and income of $17 million to reflect market fluctuations in equity derivative instruments. Included in these charges were a $71 million loss associated with the writedown of the Company’s then equity interest in n-tv KG (“NTV-Germany”), a German news broadcaster, and a $77 million loss associated with the Company’s equity interest in AOL Japan.

     As of September 30, 2004, Time Warner has total investments, excluding equity-method investments, with a carrying value of $1.176 billion, for which their estimated fair value exceeded the carrying value by approximately $784 million.

6. INVENTORIES

     Inventories and film costs consist of:

	September 30, 2004	December 31, 2003
	(millions)
Programming costs, less amortization	$2,544	$2,348
Video cassettes, DVDs, books, paper and other merchandise	444	368
Film costs-Theatrical:
Released, less amortization	762	918
Completed and not released	194	118
In production	839	904
Development and pre-production	68	104
Film costs-Television:
Released, less amortization	527	475
Completed and not released	227	270
In production	441	340
Development and pre-production	5	10

Total inventories and film costs(a)	6,051	5,855
Less current portion of inventory(b)	(1,536)	(1,390)

Total noncurrent inventories and film costs	$4,515	$4,465

(a)	Does not include $3.195 billion and $3.361 billion of net film library costs as of September 30, 2004 and December 31, 2003, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.

(b)	Current inventory as of September 30, 2004 and December 31, 2003 is primarily comprised of programming inventory at the Networks segment ($1.090 billion and $1.022 billion, respectively), books at the Publishing segment ($202 million and $196 million, respectively), videocassettes and DVDs at the Filmed Entertainment segment ($239 million and $167 million, respectively), and general merchandise, primarily at the AOL segment ($5 million and $5 million, respectively).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. GOODWILL

     A summary of changes in the Company’s goodwill for nine months ended September 30, 2004 by business segment is as follows (millions).

	December 31,	Acquisitions &
	2003	Adjustments (a)	September 30, 2004
AOL(b)	$2,784	$372	$3,156
Cable	1,909	12	1,921
Filmed Entertainment	5,245	2	5,247
Networks	20,742	1	20,743
Publishing(c)	8,779	139	8,918
Corporate	—	—	—

Total	$39,459	$526	$39,985

(a)	Includes adjustments which had the net impact of increasing goodwill by approximately $6 million related to various adjustments, which were recorded in error in connection with the AOL Time Warner Merger. The adjustments affected multiple segments.

(b)	Includes $338 million related to the purchase of Advertising.com (Note 1), which is still preliminary and $24 million related to the consolidation of AOLA (Note 1).

(c)	Includes $94 million related to the purchase of an additional interest in Synapse Group Inc.

8. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Time Warner Credit Agreement

     The Company has a $7.0 billion unsecured five-year revolving credit facility with a maturity date of June 30, 2009 (the “TW Facility”). The permitted borrowers under the TW Facility are Time Warner and Time Warner Finance Ireland. The obligations of both Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW, Turner and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are also guaranteed by Time Warner.

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

     The TW Facility provides same-day funding and multi-currency capability. The TW Facility contains a maximum leverage ratio covenant of 4.5 times consolidated EBITDA of Time Warner and an interest coverage covenant of 2.0 times consolidated cash interest expense of Time Warner. Each of these ratios and related financial metrics are defined in the agreement. At September 30, 2004, the Company was in compliance with all of these covenants. The TW Facility does not contain any credit ratings-based defaults or covenants, nor any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes and unused credit is available to support commercial paper borrowings and issuances of letters of credit.

     As of September 30, 2004, there were no borrowings outstanding and approximately $379 million in face amount of letters of credit supported by the TW Facility.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Commercial Paper Program

     In the second quarter of 2004, TWC Inc. established a $2.0 billion unsecured commercial paper program. TWE continues to maintain its own $1.5 billion unsecured commercial paper program, although the combined total of the unsecured notes outstanding at any time under these commercial paper programs (the “Notes”) may not exceed $3.0 billion. TWC Inc. is a guarantor of Notes issued by TWE, and TWE is a guarantor of Notes issued by TWC Inc. In addition, Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of the Company, but not subsidiaries of TWC Inc. or TWE) have each guaranteed a portion of the obligations under the Notes, although there are generally no restrictions on the ability of Warner Communications Inc. and American Television and Communications Corporation to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors. The Notes rank pari passu with TWC Inc.’s other unsecured senior indebtedness.

     Included in debt due within one year is approximately $1.2 billion of Zero-Coupon Notes. The holders of the Zero-Coupon Notes can require AOL to purchase the Zero-Coupon Notes on December 6, 2004. On or after December 6, 2004, AOL has the right to redeem all or a portion of the Zero-Coupon Notes at any time. Under current market conditions, management believes that a substantial majority of holders would exercise their right to put the Zero-Coupon Notes. The Company and AOL have elected to call all of the Zero-Coupon Notes for repurchase on or about December 6, 2004 to ensure redemption in full of the Zero-Coupon Notes.

TWE Bond Indenture

     On November 1, 2004, TWE, TWC Inc., certain other affiliates of the Company, and the Bank of New York, as Trustee, entered into the Ninth Supplemental Indenture to the Indenture governing approximately $3.2 billion of notes issued by TWE (the “TWE bonds”). As a result of this supplemental indenture, Time Warner NY Cable Inc., a subsidiary of TWC Inc. and a general partner of TWE, formally assumed certain statutorily imposed liabilities with respect to the TWE bonds. The purpose of this formal assumption of liability is to maintain the equal status of the various debt holders of TWC Inc. and TWE.

9. SEGMENT INFORMATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Revenues
AOL	$2,141	$2,115	$6,509	$6,444
Cable	2,121	1,931	6,280	5,696
Filmed Entertainment	2,503	2,468	8,581	7,589
Networks	2,188	2,019	6,761	6,266
Publishing	1,367	1,327	3,926	3,900
Intersegment elimination	(355)	(357)	(1,078)	(1,234)

Total revenues	$9,965	$9,503	$30,979	$28,661

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Intersegment Revenues
AOL	$15	$16	$45	$84
Cable	11	19	37	54
Filmed Entertainment	159	157	493	594
Networks	148	148	443	447
Publishing	22	17	60	55

Total intersegment revenues	$355	$357	$1,078	$1,234

     Included in the total intersegment revenues above are advertising revenues, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Intersegment Advertising Revenues
AOL	$3	$1	$8	$36
Cable	3	3	8	7
Filmed Entertainment	—	—	—	—
Networks	19	25	59	79
Publishing	10	9	30	38

Total intersegment advertising revenues	$35	$38	$105	$160

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Operating Income before Depreciation and Amortization(a)
AOL	$463	$371	$1,439	$1,206
Cable	824	752	2,391	2,195
Filmed Entertainment	361	365	1,190	966
Networks	635	566	2,031	1,425
Publishing	264	230	791	608
Corporate	(615)	(109)	(891)	(322)
Intersegment elimination	(27)	(12)	(4)	(14)

Total Operating Income before Depreciation and Amortization	$1,905	$2,163	$6,947	$6,064

(a)	For the three months ended September 30, 2004, Operating Income before Depreciation and Amortization includes a gain of $13 million related to the sale of AOL Japan which closed on July 1, 2004, a reduction of $14 million for Corporate related to an agreement having been finalized to lease a portion of the space from the Company’s former headquarters to the AOL business unit, and $500 million in legal reserves related to the government investigations, also related to Corporate. For the three months ended September 30, 2003, Operating Income before Depreciation and Amortization includes a $41 million impairment of intangible assets related to the winter sports teams. For the nine months ended September 30, 2004, Operating Income before Depreciation and Amortization also includes asset gains (losses) of $(7) million for the Networks segment and $8 million for the Publishing segment, a $10 million impairment of property, plant and equipment related to an agreement to sell a building in Virginia at the AOL segment, as well as $53 million of costs for Corporate associated with relocating from the Company’s former headquarters. For the nine months ended September 30, 2003, Operating Income before Depreciation and Amortization includes a $43 million gain related to the sale of a consolidated theater chain in the U.K., a $219 million impairment of intangible assets related to the winter sports teams and a $99 million impairment of goodwill and other intangible assets related to the Time Warner Book Group.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(158)	$(179)	$(498)	$(527)
Cable	(367)	(355)	(1,068)	(1,034)
Filmed Entertainment	(26)	(20)	(75)	(63)
Networks	(55)	(49)	(155)	(141)
Publishing	(27)	(28)	(90)	(80)
Corporate	(8)	(7)	(32)	(25)

Total depreciation	$(641)	$(638)	$(1,918)	$(1,870)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(44)	$(42)	$(127)	$(125)
Cable	(19)	(3)	(56)	(7)
Filmed Entertainment	(53)	(51)	(159)	(153)
Networks	(6)	(8)	(17)	(20)
Publishing	(34)	(44)	(108)	(125)
Corporate	—	—	—	—

Total amortization	$(156)	$(148)	$(467)	$(430)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Operating Income
AOL	$261	$150	$814	$554
Cable	438	394	1,267	1,154
Filmed Entertainment	282	294	956	750
Networks	574	509	1,859	1,264
Publishing	203	158	593	403
Corporate	(623)	(116)	(923)	(347)
Intersegment elimination	(27)	(12)	(4)	(14)

Total operating income	$1,108	$1,377	$4,562	$3,764

	September 30,	December 31,
	2004	2003
	(millions)
Assets
AOL	$7,117	$6,227
Cable	42,592	42,920
Filmed Entertainment	17,244	17,668
Networks	33,013	32,744
Publishing	13,754	13,789
Corporate	8,439	4,128
Discontinued operations	—	4,307

Total assets	$122,159	$121,783

10. BENEFIT PLANS

     The components of the net periodic benefit costs recognized for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Service cost	$30	$32	$90	$80
Interest cost	39	39	117	107
Expected return on plan assets	(43)	(41)	(130)	(91)
Amounts amortized	14	23	41	55

Net periodic benefit costs	$40	$53	$118	$151

     The Company, under current funding regulations or laws, is not currently required to contribute to the benefit plans during 2004. After considering the funded status of the Company’s defined benefit plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. During the nine months ended September 30, 2004, the Company contributed $50 million to its qualified pension plans. During the three and nine months ended September 30, 2003, the Company made contributions of $103 million and $382 million, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

Securities Matters

     As of November 1, 2004, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the America Online – Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been consolidated for pretrial proceedings. The Minnesota State Board of Investment (“MSBI”) has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the America Online – Historic TW Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed. On August 11, 2004, the court granted MSBI’s motion to file a second amended complaint. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims, and thus plaintiffs do not have any recoverable damages. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     As of November 1, 2004, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint and that motion is pending. On September 26, 2003, the court granted the Company’s motion for a limited stay of discovery in the ERISA actions. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

     As of November 1, 2004, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the America Online – Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On December 9, 2002, the Company moved to dismiss the three lawsuits filed in New York State Supreme Court for the County of New York on forum non conveniens grounds. On May 2, 2003, the motion to dismiss was granted. On March 5, 2004, plaintiffs filed a notice of motion for enlargement of time in which to perfect their appeal of the court’s dismissal of these lawsuits. This motion was denied on April 27, 2004. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young LLP. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14a-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 16, 2004, plaintiff filed an amended complaint adding certain institutional defendants, including Historic TW, and certain current directors of the Company. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

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

     On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the America Online – Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles (the “California Actions”). On January 26, 2004, the Company filed a motion to stay the California Actions on forum non conveniens and comity grounds and certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     On May 23, 2003, Treasurer of New Jersey v. AOL Time Warner Inc. et al., was filed in the Superior Court of New Jersey, Mercer County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney, Morgan Stanley, JP Morgan Chase and Banc of America Securities. The complaint is brought by the Treasurer of New Jersey and purports to be made on behalf of the State of New Jersey, Department of Treasury, Division of Investments (the “Division”) and certain funds administered by the Division. Plaintiff alleges that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of New Jersey state law for fraud and negligent misrepresentation. Plaintiffs seek an unspecified amount of damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. The parties have agreed to stay this action and to coordinate discovery proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On January 7, 2004, the court denied defendants’ stay motions and denied in part and granted in part defendants’ motion for a protective order. On October 8, 2004, the court granted in part defendants’ motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW, Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. On July 26, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On August 13, 2004, the Company filed a motion to dismiss plaintiffs’ complaint. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its America Online division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. On July 26, 2004, plaintiff filed its opening appellate brief. The Company anticipates that defendants’ briefs will be filed during November 2004. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

     On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, America Online and certain former officers and employees in the U.S. District Court for the Southern District of New York. On June 9, 2004, defendants filed a motion to transfer these three actions to Nevada for consolidation, and on June 16, 2004 this motion was granted. On September 13, 2004, in a related matter, PurchasePro filed an adversary proceeding against the Company in the U.S. Bankruptcy Court for the District of Nevada alleging fraudulent conveyance and unjust enrichment in connection with PurchasePro warrants issued to the Company. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Update on SEC and DOJ Investigations

     The SEC and the DOJ continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the consolidation of, and equity accounting for, America Online’s interest in AOL Europe prior to January 2002.

     The Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online segment (“CFO review”) during 2002. As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. On January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 that included restated financial statements reflecting the adjustments announced on October 23, 2002. Although the Company has continued its CFO review process, except as discussed below, the Company has not, to date, determined that any further restatement is necessary.

     In its Annual Report on Form 10-K for the year ended December 31, 2002, the Company disclosed that the staff of the SEC had informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann should be adjusted. Pursuant to a March 2000 agreement between the parties (the “Put/Call Agreement”), Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the Put/Call Agreement. The Company also had the right to exercise a call of Bertelsmann’s interests in AOL Europe at a higher price. Pursuant to the Put/Call Agreement, once Bertelsmann exercised its put rights, the Company had the option, at its discretion up to the day before the closing date, to pay the previously-established put price to Bertelsmann either in cash, Company stock or a combination thereof. In the event the Company elected to use stock, the Company was required to deliver stock in a value equal to the amount of the put price determined based on the average of the closing price for the 30 trading days ending 13 trading days before the closing of the put transaction.

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

     In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the Put/Call Agreement in cash rather than in stock, without any change to the put price previously established in the Put/Call Agreement. Contemporaneously with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. The amount of advertising purchased by Bertelsmann pursuant to these two transactions was recognized by the Company as the advertisements were run (almost entirely at America Online) during the period from the first quarter of 2001 through the fourth quarter of 2002. Advertising

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

revenues recognized by the Company totaled $16.3 million, $65.5 million, $39.8 million and $0.5 million, respectively, for the four quarters ending December 31, 2001, and $80.3 million, $84.4 million, $51.6 million and $58.0 million, respectively, for the four quarters ending December 31, 2002. For the period ending December 31, 2003, advertising revenues recognized by the Company totaled $2.1 million, with $2.0 million recognized for the quarter ending March 31, 2003. These two Bertelsmann transactions are collectively the largest multi-element advertising transactions entered into by America Online during the period under review.

     Although the advertisements purchased by Bertelsmann in these transactions were in fact run, the SEC staff expressed to the Company its preliminary view that at least some portion of the revenue recognized by the Company for that advertising should have been treated as a reduction in the purchase price paid by the Company to Bertelsmann rather than as advertising revenue. The Company subsequently provided the SEC a written explanation of the basis for the Company’s accounting for the transactions.

     The SEC staff has continued to review the Company’s accounting for the Bertelsmann transactions, as well as other transactions primarily at the America Online unit. In July 2003, the SEC’s Office of the Chief Accountant informed the Company that it had concluded that the accounting for the Bertelsmann transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe. The Office of the Chief Accountant concluded that such portion of the $400 million advertising payment should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. The SEC’s Division of Enforcement continues to investigate the Bertelsmann transactions, including the related advertising arrangements, and has reiterated its conclusion that the Company’s accounting for the Bertelsmann transactions is incorrect.

     In its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the Company reported that it had begun a review of the accounting related to the consolidation of, and equity accounting for, its interest in AOL Europe prior to January 2002. Prior to the execution of the Put/Call Agreement in March 2000, AOL Europe was a 50/50 joint venture between America Online and Bertelsmann in which each venture partner held 50% of the voting rights. Accordingly, the Company accounted for its interest in AOL Europe using the equity method of accounting and did not consolidate the financial results of AOL Europe. In March 2000, as part of the Put/Call Agreement, Bertelsmann agreed, among other things, to terminate certain of its voting and other rights and agreed to have its members of the AOL Europe board of directors vote in the manner directed by America Online. The Company concluded in March of 2000 that the Put/Call Agreement did not alter the accounting treatment of its interest in AOL Europe because, among other things, Bertelsmann retained sufficient economic interests and substantive rights to preclude consolidation. Accordingly, the Company continued to account for the interest using the equity method of accounting until January 2002, when it acquired 80% of Bertelsmann’s interest and began consolidating the financial results of AOL Europe.

      In connection with its continuing review of these issues related to AOL Europe, including discussions with the staff of the SEC, the Company has determined that the financial results of AOL Europe should have been consolidated, beginning March 2000, upon execution of the Put/Call Agreement given the governance rights surrendered by Bertelsmann. Accordingly, for this reason, the Company’s consolidated financial results for the years ended December 31, 2000 and 2001 will be restated. Pending that restatement, the Company has determined that investors should not rely on the Company’s consolidated financial statements for the years ended December 31, 2000 and 2001 with respect to this matter.

     The impact of consolidating AOL Europe on the Company’s reported revenue, operating income (loss), net income (loss), cash flow provided (used) by operations, investing activities and financing activities and free cash flow for the years ended December 31, 2001 and 2000 would be as follows:

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		Impact of
		Consolidating	Adjusted
	Time Warner	AOL Europe	Time Warner
	(as reported)	(unaudited)	(unaudited)
	(in millions)
2001:
Income Statement:
Revenue	$33,507	$810	$34,317
Operating Income (Loss)	652	(734)	(82)
Net Loss [1,2]	(4,221)	—	(4,221)
Cash Flow:
Cash Flows Provided (Used) by Operations	$5,281	$(565)	$4,716
Cash Used by Investing Activities	(5,257)	(22)	(5,279)
Cash Provided (Used) by Financing Activities	(1,915)	490	(1,425)
Total Change in Cash	(1,891)	(97)	(1,988)
Free Cash Flow[3]	1,497	(587)	910
2000:
Income Statement:
Revenue	$7,605	$640	$8,245
Operating Income (Loss)	1,766	(306)	1,460
Net Income [1]	1,121	—	1,121
Cash Flow:
Cash Provided (Used) by Operations	$1,951	$(236)	$1,715
Cash Provided (Used) by Investing Activities	(2,316)	43	(2,273)
Cash Provided by Financing Activities	421	342	763
Total Change in Cash	56	149	205
Free Cash Flow	1,173	(256)	917

1	A change from applying the equity method of accounting to consolidating an investee, absent a change in the way the equity method is applied, would not impact pretax income or net income. This is because the portion of income or loss that is ascribed to the venture partner would be reflected as minority interest upon consolidation.

2	Represents net income (loss) before discontinued operations.

3	Free Cash Flow is cash provided by operations less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. This definition does not include capital contributions made by minority partners of less-than-wholly owned consolidated subsidiaries of the Company.

     The impact above does not assume a change in the way the Company applied the equity method of accounting. Specifically, because the Company’s interest in AOL Europe was more senior (from a liquidation and distribution perspective) than the interests of Bertelsmann and other investors in AOL Europe, the losses of AOL Europe were allocated to Bertelsmann and other investors pursuant to the “hypothetical liquidation at book value” (“HLBV”) application of the equity method of accounting. Under this methodology, losses of AOL Europe were apportioned to Bertelsmann and other investors up to the amount of their respective investments in AOL Europe before any losses would be apportioned to the Company. If, in addition to consolidation, it were concluded that following the execution of the Put/Call Agreement in March 2000, use of the HLBV is not appropriate and, instead, the Company should have recognized all of AOL Europe’s losses, the impact of consolidating AOL Europe on the Company’s

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

reported revenue, operating income (loss), net income (loss), cash flow provided (used) by operations, investing activities and financing activities and free cash flow for the years ended December 31, 2001 and 2000 would be as follows:

		Impact of
		Consolidating	Adjusted
	Time Warner	AOL Europe	Time Warner
	(as reported)	(unaudited)	(unaudited)
	(in millions)
2001:
Income Statement:
Revenue	$33,507	$810	$34,317
Operating Income (Loss)	652	(734)	(82)
Net Loss[1]	(4,221)	(855)	(5,076)
Cash Flow:
Cash Flows Provided (Used) by Operations	$5,281	$(565)	$4,716
Cash Used by Investing Activities	(5,257)	(22)	(5,279)
Cash Provided (Used) by Financing Activities	(1,915)	490	(1,425)
Total Change in Cash	(1,891)	(97)	(1,988)
Free Cash Flow	1,497	(587)	910
2000:
Income Statement:
Revenue	$7,605	$640	$8,245
Operating Income (Loss)	1,766	(306)	1,460
Net Income (Loss)	1,121	(308)	813
Cash Flow:
Cash Provided (Used) by Operations	$1,951	$(236)	$1,715
Cash Provided (Used) by Investing Activities	(2,316)	43	(2,273)
Cash Provided by Financing Activities	421	342	763
Total Change in Cash	56	149	205
Free Cash Flow	1,173	(256)	917

[1]	Represents net income (loss) before discontinued operations.

     As previously noted, the table above assumes that, upon consolidation, the losses of AOL Europe would be fully allocated to the Company given the execution of the Put/Call Agreement. In contrast, if it were assumed that the Company should have recognized its proportionate share of AOL Europe’s losses (based on its voting percentage of ownership), the impact on the Company would be the same as presented above, except net income (loss) would only be reduced by the portion of AOL Europe’s losses absorbed by the Company. Specifically, the impact on the Company’s net income (loss) of consolidating AOL Europe, in this instance, would have been a net loss of approximately $422 million and approximately $154 million in 2001 and 2000, respectively.

     If the Company were to adjust the allocation of AOL Europe losses during 2001 and 2000 from the HLBV method to some other basis as described above, it would decrease the goodwill recognized upon acquisition of Bertelsmann’s interest in AOL Europe in 2002 by an equal amount, resulting in a corresponding reduction in the goodwill impairment charge recognized by the Company in the fourth quarter of 2002. Consequently, pending the outcome of this matter, investors also should not rely on the Company's financial statements for the year ended December 31, 2002.

     Neither the conclusion that the Company should have begun consolidating its interest in AOL Europe upon execution of the Put/Call Agreement, nor any ultimate determination that the Company should have applied the equity method in a different manner, would have any impact on the consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 included in this report.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The staff of the SEC continues to investigate, and the Company continues to discuss with the SEC staff, these and other transactions principally involving the America Online unit. It is possible that the Company may learn information as a result of its discussions with the SEC, the Company’s ongoing review, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these and other transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect and the Company’s conclusion to consolidate AOL Europe, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates. The DOJ also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters.

     It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed. In addition, the Company has established reserves of $500 million in connection with the pending SEC and DOJ investigations. This amount represents the Company’s current best estimate of the amounts that would be involved ultimately to resolve these investigations. The Company believes that some portion of the amount reserved will be available for related shareholder litigation. The Company has not established any reserves associated with shareholder and civil litigation due to their preliminary status and because it is unable to reasonably estimate a range of possible loss.

Other Matters

     On August 18, 2004, The Saul Zaentz Company filed a complaint in California Superior Court, County of Los Angeles, against New Line Cinema Corporation, a wholly owned subsidiary of the Company (“New Line”), for alleged breach of contract, declaratory relief and other claims. New Line and plaintiff are parties to a license agreement concerning rights in and to literary works written by J.R.R. Tolkien titled The Hobbit and The Lord of the Rings. The complaint alleges, among other things, that New Line owes royalties to plaintiff based on a percentage of gross receipts received by New Line’s international third party distributors from its motion picture “The Lord of the Rings: The Fellowship of the Rings.” On September 27, 2004, New Line filed an answer and cross-complaint for breach of contract and declaratory relief against plaintiff. The Company intends to defend against this lawsuit vigorously.

     As of November 1, 2004, 16 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online and ICT Group, Inc. All of these suits allege that America Online’s “Spin-off a Second Account” (“SOSA”) program violated consumer protection acts by charging members for “spun-off” or secondary e-mail accounts they purportedly did not agree to create. America Online removed several of the actions filed in state court to federal court. On February 27, 2004, the Judicial Panel on Multidistrict Litigation ordered the federal court cases centralized in the Central District of California for consolidated or coordinated pretrial proceedings. On August 12, 2004, the Company filed a motion to dismiss plaintiffs’ complaints. On September 20, 2004, the court denied the Company’s motion. On January 5, 2004, the class action pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in SOSA’s terms of service. The plaintiffs have filed an appeal. On October 12, 2004, the case pending in the Court of Common Pleas of Hamilton County, Ohio, titled Robert Schwartz v. America Online, Inc., was dismissed on these same grounds. America Online has filed or will file motions to dismiss on this and other grounds in the remaining cases. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiffs allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. On November 19, 2003, the court ordered plaintiffs’ complaints to be consolidated. Plaintiffs filed their amended consolidated class action complaint on December 17, 2003, seeking compensatory damages, disgorgement, attorneys’ fees and injunctive and declaratory relief. On February 6, 2004, the Company moved to compel arbitration and to stay the matter pending arbitration or, alternatively, to dismiss the case; the court denied this motion on April 19, 2004, and the Company filed a notice to appeal the decision on arbitration to the U.S. Court of Appeals for the Second Circuit. By September 24, 2004, all parties had filed appellate briefs in connection with the district court’s decision to deny the Company’s motion to compel arbitration. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

12. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash (payments) and receipts are as follows:

	Nine Months Ended September 30,
	2004	2003
	(millions)
Cash payments made for interest	$(1,143)	$(1,232)
Interest income received	76	47

Cash interest expense, net	$(1,067)	$(1,185)

Cash payments made for income taxes	$(372)	$(395)
Income tax refunds received	92	9

Cash taxes, net	$(280)	$(386)

     Non-cash financing activities in 2003 included the incurrence by TWC Inc. of $2.1 billion in debt in connection with the TWE Restructuring.

Interest Expense, Net

Interest expense, net, consists of:

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Interest income	$59	$40	$153	$142
Interest expense	(431)	(478)	(1,312)	(1,461)

Interest expense, net	$(372)	$(438)	$(1,159)	$(1,319)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Income, Net

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(millions)		(millions)
Net investment gains (a)	$296	$117	$342	$611
Microsoft settlement	—	—	—	760
Income (losses) of equity investees	1	(61)	33	(79)
Losses on accounts receivable securitization programs	(6)	(7)	(15)	(36)
Miscellaneous	13	(5)	8	(6)

Total other income, net	$304	$44	$368	$1,250

(a)	For the three and nine months ended September 30, 2004, the Company recorded non-cash charges of $15 million and $24 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments. For the three and nine months ended September 30, 2003, the Company recorded non-cash charges of $10 million and $167 million, respectively (Note 5).

Other Current Liabilities

Other current liabilities consist of:

	September 30,	December 31,
	2004	2003
	(millions)
Accrued expenses	$4,435	$4,880
Accrued compensation	1,097	1,099
Accrued income taxes	188	112

Total other current liabilities	$5,720	$6,091

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

Consolidating Statement of Operations
For The Three Months Ended September 30, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,508	$—	$—	$255	$8,242	$(40)	$9,965

Cost of revenues	—	(778)	—	—	(140)	(4,766)	45	(5,639)
Selling, general and administrative	(12)	(516)	(12)	(5)	(31)	(2,002)	3	(2,575)
Amortization of intangible assets	—	(12)	—	—	—	(144)	—	(156)
Legal reserves related to the government investigations	(500)	—	—	—	—	—	—	(500)
Gains on disposal of assets, net	—	13	—	—	—	—	—	13

Operating income (loss)	(512)	215	(12)	(5)	84	1,330	8	1,108
Equity in pretax income (loss) of consolidated subsidiaries	1,634	14	1,258	1,054	324	—	(4,284)	—
Interest expense, net	(151)	(1)	(22)	(143)	(14)	(36)	(5)	(372)
Other income (expense), net	15	172	1	—	36	196	(116)	304
Minority interest expense	—	—	—	—	—	(54)	—	(54)

Income (loss) before income taxes, and discontinued operations	986	400	1,225	906	430	1,436	(4,397)	986
Income tax benefit (provision)	(492)	(176)	(565)	(468)	(135)	(650)	1,994	(492)

Income (loss) before discontinued operations	494	224	660	438	295	786	(2,403)	494
Discontinued operations, net of tax	5	—	5	5	—	5	(15)	5

Net income (loss)	$499	$224	$665	$443	$295	$791	$(2,418)	$499

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Three Months Ended September 30, 2003

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,589	$—	$—	$224	$7,714	$(24)	$9,503

Cost of revenues	—	(872)	—	—	(129)	(4,490)	24	(5,467)
Selling, general and administrative	(11)	(522)	(12)	(6)	(36)	(1,841)	—	(2,428)
Amortization of intangible assets	—	(8)	—	—	—	(140)	—	(148)
Restructuring costs	—	(26)	—	—	(3)	(13)	—	(42)
Asset impairments	—	—	—	—	—	(41)	—	(41)

Operating income (loss)	(11)	161	(12)	(6)	56	1,189	—	1,377
Equity in pretax income (loss) of consolidated subsidiaries	1,100	(41)	946	781	179	—	(2,965)	—
Interest expense, net	(168)	(24)	(22)	(117)	—	(107)	—	(438)
Other income (expense), net	3	106	(2)	—	31	(3)	(91)	44
Minority interest income (expense)	—	—	—	—	—	(175)	116	(59)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	924	202	910	658	266	904	(2,940)	924
Income tax benefit (provision)	(373)	(89)	(358)	(258)	(106)	(355)	1,166	(373)

Income (loss) before discontinued operations and cumulative effect of accounting change	551	113	552	400	160	549	(1,774)	551
Discontinued operations, net of tax	2	—	2	2	—	2	(6)	2

Income (loss) before cumulative effect of accounting change	553	113	554	402	160	551	(1,780)	553
Cumulative effect of accounting change	(12)	—	(12)	(7)	(5)	(12)	36	(12)

Net income (loss)	$541	$113	$542	$395	$155	$539	$(1,744)	$541

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Nine Months Ended September 30, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$4,623	$—	$—	$753	$25,737	$(134)	$30,979

Cost of revenues	—	(2,392)	—	—	(375)	(15,321)	128	(17,960)
Selling, general and administrative	(42)	(1,538)	(42)	(19)	(117)	(5,744)	6	(7,496)
Amortization of intangible assets	—	(29)	—	—	—	(438)	—	(467)
Legal reserves related to the government investigations	(500)	—	—	—	—	—	—	(500)
Restructuring costs	—	2	—	—	—	—	—	2
Asset impairments	—	(10)	—	—	—	—	—	(10)
Gains (losses) on disposal of assets	—	13	—	—	(7)	8	—	14

Operating income (loss)	(542)	669	(42)	(19)	254	4,242	—	4,562
Equity in pretax income (loss) of consolidated subsidiaries	4,582	50	3,772	3,092	1,048	—	(12,544)	—
Interest expense, net	(470)	(35)	(68)	(406)	(43)	(137)	—	(1,159)
Other income (expense), net	29	232	(2)	(1)	103	361	(354)	368
Minority interest expense	—	—	—	—	—	(172)	—	(172)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	3,599	916	3,660	2,666	1,362	4,294	(12,898)	3,599
Income tax benefit (provision)	(1,511)	(390)	(1,499)	(1,145)	(490)	(1,745)	5,269	(1,511)

Income (loss) before discontinued operations and cumulative effect of accounting change	2,088	526	2,161	1,521	872	2,549	(7,629)	2,088
Discontinued operations, net of tax	115	—	115	115	—	115	(345)	115

Income (loss) before cumulative effect of accounting change	2,203	526	2,276	1,636	872	2,664	(7,974)	2,203
Cumulative effect of accounting change	34	34	—	—	—	34	(68)	34

Net income (loss)	$2,237	$560	$2,276	$1,636	$872	$2,698	$(8,042)	$2,237

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Operations
For The Nine Months Ended September 30, 2003

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$4,851	$—	$—	$672	$23,199	$(61)	$28,661

Cost of revenues	—	(2,688)	—	—	(372)	(13,968)	58	(16,970)
Selling, general and administrative	(34)	(1,522)	(35)	(16)	(116)	(5,430)	3	(7,150)
Amortization of intangible assets	—	(20)	—	—	—	(410)	—	(430)
Restructuring costs	—	(29)	—	—	(11)	(32)	—	(72)
Asset impairments	—	—	—	—	—	(318)	—	(318)
Gains on disposal of assets, net	—	—	—	—	—	43	—	43

Operating income (loss)	(34)	592	(35)	(16)	173	3,084	—	3,764
Equity in pretax income (loss) of consolidated subsidiaries	4,055	(149)	2,966	2,855	348	—	(10,075)	—
Interest expense, net	(516)	(66)	(66)	(317)	(66)	(288)	—	(1,319)
Other income (expense), net	15	845	(7)	—	101	533	(237)	1,250
Minority interest income (expense)	—	—	—	—	—	(293)	118	(175)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	3,520	1,222	2,858	2,522	556	3,036	(10,194)	3,520
Income tax benefit (provision)	(1,478)	(513)	(1,188)	(1,050)	(227)	(1,257)	4,235	(1,478)

Income (loss) before discontinued operations and cumulative effect of accounting change	2,042	709	1,670	1,472	329	1,779	(5,959)	2,042
Discontinued operations, net of tax	(29)	—	(29)	(29)	—	(29)	87	(29)

Income (loss) before cumulative effect of accounting change	2,013	709	1,641	1,443	329	1,750	(5,872)	2,013
Cumulative effect of accounting change	(12)	—	(12)	(7)	(5)	(12)	36	(12)

Net income (loss)	$2,001	$709	$1,629	$1,436	$324	$1,738	$(5,836)	$2,001

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Balance Sheet
September 30, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$6,647	$16	$(2)	$58	$(5)	$168	$—	$6,882
Receivables, net	32	215	—	1	(10)	4,167	—	4,405
Inventories	—	—	—	—	8	1,528	—	1,536
Prepaid expenses and other current assets	35	154	—	—	1	963	—	1,153

Total current assets	6,714	385	(2)	59	(6)	6,826	—	13,976
Noncurrent inventories and film costs	—	—	—	—	—	4,515	—	4,515
Investments in amounts due to and from consolidated subsidiaries	76,928	1,002	86,152	73,179	18,322	—	(255,583)	—
Investments, including available-for-sale securities	19	1,166	312	—	367	3,983	(1,365)	4,482
Property, plant and equipment	497	1,122	—	—	89	11,023	—	12,731
Intangible assets subject to amortization	—	44	—	—	—	3,867	—	3,911
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,978	1,483	—	—	2,796	33,728	—	39,985
Other assets	1,369	378	—	—	23	2,124	(991)	2,903

Total assets	$87,505	$5,580	$86,462	$73,238	$22,232	$105,081	$(257,939)	$122,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12	$60	$—	$—	$2	$1,047	$—	$1,121
Participations payable	—	—	—	—	—	2,503	—	2,503
Royalties and programming costs payable	—	32	—	—	1	1,184	—	1,217
Deferred revenue	—	407	—	—	—	623	—	1,030
Debt due within one year	999	1,219	—	504	3	164	—	2,889
Other current liabilities	1,235	914	39	90	170	3,303	(31)	5,720
Current liabilities of discontinued operations	—	—	—	—	—	74	—	74

Total current liabilities	2,246	2,632	39	594	176	8,898	(31)	14,554
Long-term debt	9,958	168	1,482	4,759	321	5,144	(991)	20,841
Debt due (from) to affiliates	(991)	—	—	—	1,647	991	(1,647)	—
Deferred income taxes	15,314	(1,693)	17,007	15,397	1,690	17,087	(49,488)	15,314
Deferred revenue	—	3	—	—	—	1,449	—	1,452
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	343	73	157	—	9	3,178	—	3,760
Noncurrent liabilities of discontinued operations	—	—	20	—	—	9	—	29
Minority interests	—	—	—	—	—	6,919	(1,345)	5,574
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	546	(1,152)	(4,175)	(3,040)	(24,214)	32,035	—
Other shareholders’ equity	59,135	3,851	68,909	56,663	21,429	85,620	(236,472)	59,135

Total shareholders’ equity	59,135	4,397	67,757	52,488	18,389	61,406	(204,437)	59,135

Total liabilities and shareholders’ equity	$87,505	$5,580	$86,462	$73,238	$22,232	$105,081	$(257,939)	$122,159

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Balance Sheet
December 31, 2003

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$2,208	$(39)	$(1)	$89	$52	$731	$—	$3,040
Receivables, net	49	190	—	—	144	4,525	—	4,908
Inventories	—	—	—	—	1	1,389	—	1,390
Prepaid expenses and other current assets	33	138	—	—	7	1,077	—	1,255
Current assets of discontinued operations	—	—	—	—	—	1,675	—	1,675

Total current assets	2,290	289	(1)	89	204	9,397	—	12,268
Noncurrent inventories and film costs	—	—	—	—	—	4,465	—	4,465
Investments in amounts due to and from consolidated subsidiaries	75,627	676	87,030	74,184	18,054	—	(255,571)	—
Investments, including available-for-sale securities	18	521	282	—	282	3,806	(1,139)	3,770
Property, plant and equipment	417	1,159	—	—	384	10,599	—	12,559
Intangible assets subject to amortization	—	59	—	—	—	4,170	—	4,229
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,882	1,483	—	—	2,797	33,297	—	39,459
Other assets	1,096	434	228	1	—	1,967	(981)	2,745
Noncurrent assets of discontinued operations	—	—	—	—	—	2,632	—	2,632

Total assets	$81,330	$4,621	$87,539	$74,274	$22,362	$109,348	$(257,691)	$121,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5	$47	$—	$—	$23	$1,554	$—	$1,629
Participations payable	—	—	—	—	—	1,955	—	1,955
Royalties and programming costs payable	—	—	—	—	—	1,022	—	1,022
Deferred revenue	—	457	—	—	—	608	—	1,065
Debt due within one year	—	1,325	—	303	455	204	—	2,287
Other current liabilities	483	1,146	21	190	227	4,041	(17)	6,091
Current liabilities of discontinued operations	—	—	—	—	—	1,574	—	1,574

Total current liabilities	488	2,975	21	493	705	10,958	(17)	15,623
Long-term debt	10,945	213	1,477	5,283	333	6,188	(981)	23,458
Debt due (from) to affiliates	(982)	—	—	—	1,647	982	(1,647)	—
Deferred income taxes	13,291	(3,743)	17,034	15,424	1,690	17,114	(47,519)	13,291
Deferred revenue	—	20	—	—	—	1,601	—	1,621
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	50	92	441	—	15	3,352	—	3,950
Noncurrent liabilities of discontinued operations	—	—	—	—	—	901	—	901
Minority interests	—	—	—	1	—	6,738	(1,338)	5,401
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	2,205	4,187	259	(2,546)	(18,608)	14,503	—
Other shareholders’ equity	56,038	2,859	64,379	52,814	20,518	80,122	(220,692)	56,038

Total shareholders’ equity	56,038	5,064	68,566	53,073	17,972	61,514	(206,189)	56,038

Total liabilities and shareholders’ equity	$81,330	$4,621	$87,539	$74,274	$22,362	$109,348	$(257,691)	$121,783

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$2,237	$560	$2,276	$1,636	$872	$2,698	$(8,042)	$2,237
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	(34)	(34)	—	—	—	(34)	68	(34)
Depreciation and amortization	32	458	—	—	18	1,877	—	2,385
Amortization of film costs	—	—	—	—	—	2,075	—	2,075
Asset impairments	—	10	—	—	—	—	—	10
Loss on writedown of investments	—	10	—	—	—	2	—	12
Gain on sale of investments, net	—	(253)	—	—	(105)	(18)	—	(376)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(4,582)	(50)	(3,772)	(3,092)	(1,048)	—	12,544	—
Equity in (income) losses of investee companies and cash distributions	—	(6)	—	—	(6)	15	—	3
Changes in operating assets and liabilities, net of acquisitions	6,656	292	6,837	6,161	1,182	1,232	(23,299)	(939)
Adjustments relating to discontinued operations	—	—	—	—	—	15	—	15

Cash provided (used) by operations	4,309	987	5,341	4,705	913	7,862	(18,729)	5,388
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(490)	—	—	(53)	(216)	—	(759)
Advances to parents and consolidated subsidiaries	(50)	—	(3)	(1)	(42)	—	96	—
Capital expenditures and product development costs from continuing operations	(115)	(195)	—	—	(75)	(1,636)	—	(2,021)
Investment proceeds from available-for-sales securities	—	229	—	—	—	—	—	229
Other investment proceeds	—	73	—	—	146	2,596	—	2,815

Cash provided (used) by investing activities	(165)	(383)	(3)	(1)	(24)	744	96	264
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,273	—	1,273
Debt repayments	—	(138)	—	(302)	(450)	(2,332)	—	(3,222)
Change due to/from parent	8	(271)	(5,339)	(4,433)	(496)	(8,102)	18,633	—
Proceeds from exercise of stock options	272	—	—	—	—	—	—	272
Principal payments on capital leases	—	(140)	—	—	—	(8)	—	(148)
Other	15	—	—	—	—	—	—	15

Cash provided (used) by financing activities	295	(549)	(5,339)	(4,735)	(946)	(9,169)	18,633	(1,810)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	4,439	55	(1)	(31)	(57)	(563)	—	3,842

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,208	(39)	(1)	89	52	731	—	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$6,647	$16	$(2)	$58	$(5)	$168	$—	$6,882

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$2,001	$709	$1,629	$1,436	$324	1,733	$(5,831)	$2,001
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	12	—	12	7	5	12	(36)	12
Depreciation and amortization	17	478	1	—	19	1,785	—	2,300
Amortization of film costs	—	—	—	—	—	1,906	—	1,906
Asset impairments	—	—	—	—	—	318	—	318
Loss on writedown of investments	4	93	—	—	—	85	—	182
Gain on sale of investments, net	—	(175)	—	—	—	(646)	—	(821)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(4,055)	149	(2,966)	(2,855)	(348)	—	10,075	—
Equity in losses of investee companies and cash distributions	—	54	—	—	—	74	—	128
Changes in operating assets and liabilities, net of acquisitions	6,391	616	4,562	1,855	698	958	(16,379)	(1,299)
Adjustments relating to discontinued operations	—	—	—	—	—	468	—	468

Cash provided (used) by operations	4,370	1,924	3,238	443	698	6,693	(12,171)	5,195
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(23)	—	—	(65)	(385)	—	(473)
Investments and acquisitions from discontinued operations	—	—	—	—	—	(33)	—	(33)
Advances to parents and consolidated subsidiaries	(24)	—	(7)	(104)	—	104	31	—
Capital expenditures and product development costs from continuing operations	—	(269)	—	—	(18)	(1,558)	—	(1,845)
Capital expenditures from discontinued operations	—	—	—	—	—	(83)	—	(83)
Investment proceeds from available-for-sales securities	—	1,042	—	—	—	18	—	1,060
Investment proceeds from discontinued operations	—	—	—	—	—	6	—	6
Other investment proceeds	—	3	—	—	1	1,436	—	1,440

Cash provided (used) by investing activities	(24)	753	(7)	(104)	(82)	(495)	31	72
FINANCING ACTIVITIES
Borrowings	1,163	—	—	—	—	1,214	—	2,377
Debt repayments	(4,309)	—	—	(370)	—	(4,377)	2,084	(6,972)
Change due to/from parent	—	(2,581)	(3,231)	(2,092)	(547)	(3,688)	12,139	—
Redemption of redeemable preferred securities of subsidiary	(813)	—	—	—	—	—	—	(813)
Proceeds from exercise of stock options	270	—	—	—	—	—	—	270
Principal payments on capital leases	—	(102)	—	—	—	(3)	—	(105)
Other	(26)	—	—	—	—	—	—	(26)

Cash provided (used) by financing activities	(3,715)	(2,683)	(3,231)	(2,462)	(547)	(6,854)	14,223	(5,269)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	631	(6)	—	(2,123)	69	(656)	2,083	(2)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	349	(12)	—	2,192	29	1,255	(2,083)	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$980	$(18)	$—	$69	$98	$599	$—	$1,728

Part II. Other Information

Item 1. Legal Proceedings.

Securities Matters

     Reference is made to the 30 shareholder class action lawsuits, consolidated in the U.S. District Court for the Southern District of New York with the securities and ERISA lawsuits under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation, and described on page 38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”), page 65 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “March 2004 Form 10-Q”), and page 76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “June 2004 Form 10-Q”). On August 11, 2004, the court granted the motion of the Minnesota State Board of Investment, the designated lead plaintiff, to file a second amended complaint.

     Reference is made to the lawsuit filed by the Regents of the University of California et al. described on pages 39-40 of the 2003 Form 10-K. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints.

     Reference is made to the lawsuit filed by the Ohio Public Employees Retirement System et al. described on page 40 of the 2003 Form 10-K. On October 8, 2004, the court granted in part defendants’ motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed.

     Reference is made to the lawsuit filed by the Alaska State Department of Revenue et al. described on page 65 of the March 2004 Form 10-Q and page 76 of the June 2004 Form 10-Q. On August 13, 2004, the Company filed a motion to dismiss plaintiffs’ complaint.

     Reference is made to the lawsuit filed by the California State Teachers’ Retirement System described on page 41 of the 2003 Form 10-K and page 65 of the March 2004 Form 10-Q. On July 26, 2004, plaintiff filed its opening appellate brief. The Company anticipates that defendants’ briefs will be filed during November 2004.

     Reference is made to the lawsuits filed on behalf of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”) described on page 41 of the 2003 Form 10-K and page 76 of the June 2004 Form 10-Q. On September 13, 2004, in a related matter, PurchasePro filed an adversary proceeding against the Company in the U.S. Bankruptcy Court for the District of Nevada alleging fraudulent conveyance and unjust enrichment in connection with PurchasePro warrants issued to the Company.

Update on SEC and DOJ Investigations

     The Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) continue to conduct investigations into accounting and disclosure practices of the Company. Those investigations have focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the consolidation of, and equity accounting for, America Online’s interest in AOL Europe prior to January 2002.

     The Company commenced an internal review under the direction of the Company’s Chief Financial Officer into advertising transactions at the America Online segment (“CFO review”) during 2002. As a result of the CFO review, the Company announced on October 23, 2002 that it intended to adjust the accounting for certain transactions. The adjustment had an aggregate impact of reducing the advertising and commerce revenues of the Company during the period from the third quarter of 2000 through the second quarter of 2002 by $190 million. On January 28, 2003, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 that included restated financial statements reflecting the adjustments announced on October 23, 2002. Although the Company has continued its CFO review process, except as discussed below, the Company has not, to date, determined that any further restatement is necessary.

     In its Annual Report on Form 10-K for the year ended December 31, 2002, the Company disclosed that the staff of the SEC had informed the Company that, based on information provided to the SEC by the Company, it was the preliminary view of the SEC staff that the Company’s accounting for two related transactions between America Online and Bertelsmann AG (“Bertelsmann”) should be adjusted. Pursuant to a March 2000 agreement between the parties (the “Put/Call Agreement”), Bertelsmann had the right at two separate times to put a portion of its interest in AOL Europe to the Company (80% in January 2002 and the remaining 20% in July 2002) at a price established by the Put/Call Agreement. In separate agreements executed in March and December of 2001, the Company agreed to settle the put transactions under the Put/Call Agreement in cash rather than in stock, without any change to the put price previously established in the Put/Call Agreement. Contemporaneous with the agreements to pay in cash, Bertelsmann agreed to purchase additional advertising from the Company of $125 million and $275 million, respectively. For more details on the transactions, see Note 11, “Commitments and Contingencies — Update on SEC and DOJ Investigations.” At the time, the Company further disclosed that it had provided the SEC a written explanation of the basis for the Company’s accounting for the transactions.

     The SEC staff has continued to review the Company’s accounting for the Bertelsmann transactions, as well as other transactions primarily at the America Online unit. In July 2003, the SEC’s Office of the Chief Accountant informed the Company that it had concluded that the accounting for the Bertelsmann transactions is incorrect. Specifically, in the view of the Office of the Chief Accountant, the Company should have allocated some portion of the $400 million paid by Bertelsmann to America Online for advertising, which was run by the Company and recognized as revenue, as consideration for the Company’s decision to relinquish its option to pay Bertelsmann in stock for its interests in AOL Europe. The Office of the Chief Accountant concluded that such portion of the $400 million advertising payment should have been reflected as a reduction in the purchase price for Bertelsmann’s interest in AOL Europe, rather than as advertising revenue. The SEC’s Division of Enforcement continues to investigate the Bertelsmann transactions, including the related advertising arrangements, and has reiterated its conclusion that the Company’s accounting for the Bertelsmann transactions is incorrect.

     In its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the Company reported that it had begun a review of the accounting related to the consolidation of, and equity accounting for, its interest in AOL Europe prior to January 2002. Prior to the execution of the Put /Call Agreement in March 2000, AOL Europe was a 50/50 joint venture between America Online and Bertelsmann in which each venture partner held 50% of the voting rights. Accordingly, the Company accounted for its interest in AOL Europe using the equity method of accounting and did not consolidate the financial results of AOL Europe. In

March 2000, as part of the Put/Call Agreement, Bertelsmann agreed, among other things, to terminate certain of its voting and other rights and agreed to have its members of the AOL Europe board of directors vote in the manner directed by America Online. The Company concluded in March of 2000 that the Put/Call Agreement did not alter the accounting treatment of its interest in AOL Europe because, among other things, Bertelsmann retained sufficient economic interests and substantive rights to preclude consolidation. Accordingly, the Company continued to account for the interest using the equity method of accounting until January 2002, when it acquired 80% of Bertelsmann’s interest and began consolidating the financial results of AOL Europe.

      In connection with its continuing review of these issues related to AOL Europe, including discussions with the staff of the SEC, the Company has determined that the financial results of AOL Europe should have been consolidated, beginning March 2000, upon execution of the Put/Call Agreement given the governance rights surrendered by Bertelsmann. Accordingly, for this reason, the Company’s consolidated financial results for the years ended December 31, 2000 and 2001 will be restated. Pending that restatement, the Company has determined that investors should not rely on the Company’s consolidated financial statements for the years ended December 31, 2000 and 2001 with respect to this matter.

     The impact of consolidating AOL Europe on the Company’s reported revenue, operating income (loss), net income (loss), cash flow provided (used) by operations, investing activities and financing activities and free cash flow for the years ended December 31, 2001 and 2000 would be as follows:

		Impact of
		Consolidating	Adjusted
	Time Warner	AOL Europe	Time Warner
	(as reported)	(unaudited)	(unaudited)
	(in millions)
2001:
Income Statement:
Revenue	$33,507	$810	$34,317
Operating Income (Loss)	652	(734)	(82)
Net Loss [1,2]	(4,221)	—	(4,221)
Cash Flow:
Cash Flows Provided (Used) by Operations	$5,281	$(565)	$4,716
Cash Used by Investing Activities	(5,257)	(22)	(5,279)
Cash Provided (Used) by Financing Activities	(1,915)	490	(1,425)
Total Change in Cash	(1,891)	(97)	(1,988)
Free Cash Flow [3]	1,497	(587)	910
2000:
Income Statement:
Revenue	$7,605	$640	$8,245
Operating Income (Loss)	1,766	(306)	1,460
Net Income [1]	1,121	—	1,121
Cash Flow:
Cash Provided (Used) by Operations	$1,951	$(236)	$1,715
Cash Provided (Used) by Investing Activities	(2,316)	43	(2,273)
Cash Provided by Financing Activities	421	342	763
Total Change in Cash	56	149	205
Free Cash Flow	1,173	(256)	917

1	A change from applying the equity method of accounting to consolidating an investee, absent a change in the way the equity method is applied, would not impact pretax income or net income. This is because the portion of income or loss that is ascribed to the venture partner would be reflected as minority interest upon consolidation.

2	Represents net income (loss) before discontinued operations.

3	Free Cash Flow is cash provided by operations less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, dividends paid and partnership distributions, if any. This definition does not include capital contributions made by minority partners of less-than-wholly owned consolidated subsidiaries of the Company.

     The impact above does not assume a change in the way the Company applied the equity method of accounting. Specifically, because the Company’s interest in AOL Europe was more senior (from a liquidation and distribution perspective) than the interests of Bertelsmann and other investors in AOL Europe, the losses of AOL Europe were allocated to Bertelsmann and other investors pursuant to the “hypothetical liquidation at book value” (“HLBV”) application of the equity method of accounting. Under this methodology, losses of AOL Europe were apportioned to Bertelsmann and other investors up to the amount of their respective investments in AOL Europe before any losses would be apportioned to the Company. If, in addition to consolidation, it were concluded that following the execution of the Put/Call Agreement in March 2000, use of the HLBV is not appropriate and, instead, the Company should have recognized all of AOL Europe’s losses, the impact of consolidating AOL Europe on the Company’s reported revenue, operating income (loss), net income (loss), cash flow provided (used) by operations, investing activities and financing activities and free cash flow for the years ended December 31, 2001 and 2000 would be as follows:

		Impact of
		Consolidating	Adjusted
	Time Warner	AOL Europe	Time Warner
	(as reported)	(unaudited)	(unaudited)
	(in millions)
2001:
Income Statement:
Revenue	$33,507	$810	$34,317
Operating Income (Loss)	652	(734)	(82)
Net Loss[1]	(4,221)	(855)	(5,076)
Cash Flow:
Cash Flows Provided (Used) by Operations	$5,281	$(565)	$4,716
Cash Used by Investing Activities	(5,257)	(22)	(5,279)
Cash Provided (Used) by Financing Activities	(1,915)	490	(1,425)
Total Change in Cash	(1,891)	(97)	(1,988)
Free Cash Flow	1,497	(587)	910
2000:
Income Statement:
Revenue	$7,605	$640	$8,245
Operating Income (Loss)	1,766	(306)	1,460
Net Income (Loss)	1,121	(308)	813
Cash Flow:
Cash Provided (Used) by Operations	$1,951	$(236)	$1,715
Cash Provided (Used) by Investing Activities	(2,316)	43	(2,273)
Cash Provided by Financing Activities	421	342	763
Total Change in Cash	56	149	205
Free Cash Flow	1,173	(256)	917

1	Represents net income (loss) before discontinued operations.

     As previously noted, the table above assumes that, upon consolidation, the losses of AOL Europe would be fully allocated to the Company given the execution of the Put/Call Agreement. In contrast, if it were assumed that the Company should have recognized its proportionate share of AOL Europe’s losses (based on its voting percentage of ownership), the impact on the Company would be the same as presented above, except net income (loss) would only be reduced by the portion of AOL Europe’s losses absorbed by the Company. Specifically, the impact on the Company’s net income (loss) of consolidating AOL Europe, in this instance, would have been a net loss of approximately $422 million and approximately $154 million in 2001 and 2000, respectively.

     If the Company were to adjust the allocation of AOL Europe losses during 2001 and 2000 from the HLBV method to some other basis as described above, it would decrease the goodwill recognized upon acquisition of Bertelsmann’s interest in AOL Europe in 2002 by an equal amount, resulting in a corresponding reduction in the goodwill impairment charge recognized by the Company in the fourth quarter of 2002. Consequently, pending the outcome of this matter, investors also should not rely on the Company’s financial statements for the year ended December 31, 2002.

     Neither the conclusion that the Company should have begun consolidating its interest in AOL Europe upon execution of the Put/Call Agreement, nor any ultimate determination that the Company should have applied the equity method in a different manner, would have any impact on the consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 included in this report.

     The staff of the SEC continues to investigate, and the Company continues to discuss with the SEC staff, these and other transactions principally involving the America Online unit. It is possible that the Company may learn information as a result of its discussions with the SEC, the Company’s ongoing review, and/or the SEC’s ongoing investigation that would lead the Company to reconsider its views of the accounting for these transactions. It is also possible that restatement of the Company’s financial statements with respect to these and other transactions may be necessary. In light of the conclusion of the Office of the Chief Accountant that the accounting for the Bertelsmann transactions is incorrect and the Company’s conclusion to consolidate AOL Europe, it is likely that the SEC would not declare effective any registration statement of the Company or its affiliates. The DOJ also continues to investigate matters relating to these transactions and transactions involving certain third parties with whom America Online had commercial relationships. The Company intends to continue its efforts to cooperate with both the SEC and the DOJ investigations to resolve these matters.

     It is not yet possible to predict the outcome of these investigations, but it is possible that further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed. In addition, the Company has established reserves of $500 million in connection with the pending SEC and DOJ investigations. This amount represents the Company’s current best estimate of the amounts that would be involved ultimately to resolve these investigations. The Company believes that some portion of the amount reserved will be available for related shareholder litigation. The Company has not established any reserves associated with shareholder and civil litigation due to their preliminary status and because it is unable to reasonably estimate a range of possible loss.

Other Matters

     On August 18, 2004, The Saul Zaentz Company filed a complaint in California Superior Court, County of Los Angeles, against New Line Cinema Corporation, a wholly owned subsidiary of the Company (“New Line”), for alleged breach of contract, declaratory relief and other claims. New Line and plaintiff are parties to a license agreement concerning rights in and to literary works written by J.R.R. Tolkien titled The Hobbit and The Lord of the Rings. The complaint alleges, among other things, that New Line owes royalties to plaintiff based on a percentage of gross receipts received by New Line’s international third party distributors from its motion picture “The Lord of the Rings: The Fellowship of the Rings.” On September 27, 2004, New Line filed an answer and cross-complaint for breach of contract and declaratory relief against plaintiff. The Company intends to defend against this lawsuit vigorously.

     Reference is made to the putative class action suits filed against the Company or America Online and ICT Group, Inc. described on page 43 of the 2003 Form 10-K. On August 12, 2004, the Company filed a motion to dismiss plaintiffs’ complaints. On September 20, 2004, the court denied the Company’s motion. The plaintiffs have appealed the court’s dismissal of Dix v. ICT Group and America Online. On October 12, 2004, the case pending in the Court of Common Pleas of Hamilton County, Ohio, titled Robert Schwartz v. America Online, Inc., was dismissed on the same grounds as Dix.

     Reference is made to the lawsuit filed by Kim Sevier and Eric M. Payne described on page 44 of the 2003 Form 10-K and page 78 of the June 2004 Form 10-Q. By September 24, 2004, all parties had filed briefs with the U.S. Court of Appeals for the Second Circuit. Such briefs were filed in connection with the district court’s decision to deny the Company’s motion to compel arbitration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Per Share	Programs	Programs
July 1, 2004 - July 31, 2004	503	$16.70	0	0
Aug. 1, 2004 - Aug. 31, 2004	0	$0	0	0
Sept. 1, 2004 - Sept. 30, 2004	357	$16.77	0	0

Total	860	$16.73	0	0

(1)   These shares represent shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the vesting date.

Item 5. Other Information.

     Our independent auditor, Ernst & Young LLP (“E&Y”), has recently notified the SEC, the Public Company Accounting Oversight Board and the Company’s Audit and Finance Committee that certain non-audit work it has performed in China, Taiwan and Korea has raised questions regarding E&Y’s independence with respect to its performance of audit services.

     From January 2001 through June 2004, E&Y performed tax return preparation services for certain subsidiaries of Time Warner or their employees in China, Taiwan and Korea. E&Y’s affiliated firms in China, Taiwan and Korea also made payment of the relevant taxes on behalf of the Time Warner subsidiaries or employees. Although reimbursed by employees or the Company, the payment of the taxes involved the handling by E&Y of Company funds, which is not permitted under SEC auditor independence rules. These payment services were discontinued at varying times between 2002 and 2004. The fees paid by the Company to E&Y’s affiliated firms in China, Taiwan and Korea for the tax compliance services were approximately $9,000 in 2001, $17,000 in 2002, $12,000 in 2003 and $4,000 in 2004.

     The Audit and Finance Committee and E&Y have discussed E&Y’s independence with respect to the Company in light of the foregoing facts. E&Y has confirmed to the Audit and Finance Committee that it is independent under applicable standards. The Audit and Finance Committee has concurred that there has been no impairment of E&Y’s independence. In making this determination, the Audit and Finance Committee considered the de minimis amount of funds involved, the ministerial nature of E&Y’s actions in handling the funds, and that the operations conducted at the locations involved were not material to the consolidated financial statements of the Company.

Item 6. Exhibits.

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

TIME WARNER INC.
(Registrant)

Date: November 3, 2004	/s/ Wayne H. Pace

Wayne H. Pace
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
4.1	Ninth Supplemental Indenture, dated as of November 1, 2004, among Time Warner Inc. (now known as Historic TW Inc.), Time Warner Entertainment Company, L.P., Time Warner NY Cable Inc., Warner Communications Inc., American Television and Communications Corporation, Time Warner Cable Inc. (“TWC Inc.”) and The Bank of New York, as Trustee.

10.1	Tolling and Optional Redemption Agreement, dated as of September 24, 2004, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco II, Inc., TWE Holdings I Trust, TWE Holdings II Trust, Comcast Corporation, Cable Holdco Inc. and TWC Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 24, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. †

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