Form 10-K
period 2004-12-31
TIME WARNER INC
filed 2005-03-11
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 001-15062

TIME WARNER INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-4099534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Time Warner Center
New York, NY 10019-8016
(Address of Principal Executive Offices)

(212) 484-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑

     As of the close of business on February 28, 2005, there were 4,499,568,010 shares of the registrant’s Common Stock and 96,315,431 shares of the registrant’s Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2004) was approximately $79.80 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2005 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)
(Portions of Items 10 and 12 are not incorporated by reference and are provided herein; portions of Item 11 are not incorporated by reference and are provided in the registrant’s definitive Proxy Statement)

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART III
Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; Principal Accounting Fees and Services.
PART IV
Item 15. Exhibits and Financial Statements Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
EX-10.27 NON-EMPLOYEE DIRECTORS' DEFERRED COMPENSATION PLAN
EX-10.39 EMPLOYMENT AGREEMENT
EX-10.58 AMENDMENT NO. 1 TO THE TOLLING AND OPTIONAL REDEMPTION AGREEMENT
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS.
EX-31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

PART I

Item 1.	Business.

      Time Warner Inc. (the “Company” or “Time Warner”) is a leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”), which was consummated on January 11, 2001 (the “Merger” or the “America Online-Historic TW Merger”). The Company classifies its businesses into the following fundamental areas:

•	America Online, consisting principally of interactive services;

•	Cable, consisting principally of interests in cable systems providing video, high-speed data and Digital Phone services;

•	Filmed Entertainment, consisting principally of feature film, television and home video production and distribution;

•	Networks, consisting principally of cable television and broadcast networks; and

•	Publishing, consisting principally of magazine and book publishing.

      At February 1, 2005, the Company had a total of approximately 84,900 active employees.

      For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

SEC and DOJ Investigations

      On December 15, 2004, the Company announced that it and its subsidiary America Online reached a definitive agreement with the Department of Justice (“DOJ”) that resolves the DOJ’s investigation of the Company. The Company also announced that it has proposed a settlement to the staff of the Securities and Exchange Commission (“SEC”) that the staff has agreed to recommend to the SEC Commissioners. For further information, see “Legal Proceedings — Update on Status of Government Investigations” herein.

Sale of Warner Music

      In conjunction with the Company’s debt reduction program announced in January 2003, on March 1, 2004 the Company completed the sale of its recorded music and music publishing business to a private investor group. For further information with respect to this and other sales and dispositions by the Company during 2004, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Other Recent Developments,” in the financial pages herein.

Caution Concerning Forward-Looking Statements

      This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in the financial pages herein. Time Warner is under no obligation to (and expressly disclaims any obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Available Information and Website

      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company’s website at www.timewarner.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

AMERICA ONLINE

      America Online, Inc., a wholly owned subsidiary of the Company based in Dulles, Virginia, is a leader in interactive services.

      During the fourth quarter of 2004, America Online reorganized its operations into four business units — Access, Audience, Digital Services and International — to streamline management and more closely align these business units to the consumers that America Online serves. The Access business concentrates on attracting and retaining subscribers (also referred to as members) across America Online’s domestic Internet service provider (“ISP”) businesses, which include the AOL service, the CompuServe service and the Netscape Internet service. The Audience business develops America Online’s audience on the Internet by offering a variety of interactive content and services and earns revenue from that audience through various forms of online advertising as well as online commerce. Brands include America Online’s network of portals and Websites, including AOL.com, AOL Instant Messenger, ICQ, Moviefone and MapQuest. The Digital Services business works to develop next-generation digital services, including MusicNet@AOL and AOL Call Alert, for the dial-up, high-speed and mobile Internet audience that appeal to AOL members and Internet users generally. AOL Europe, the principal component of the International business, has subscribers in France, Germany and the U.K. and offers local language content and online communities.

Access

AOL Service

      The core AOL service, a subscription-based service with over 22.2 million members in the U.S. and 28.5 million members in the U.S. and Europe, combined, at December 31, 2004, provides members with access to the Internet and a global, interactive community offering a wide variety of content, features and tools. The AOL service provides safety and security features and tools, specialized content, online communities, customization and control features, commerce and search opportunities.

      Subscribers to the AOL service are charged based on the level of service selected. The primary price plans for U.S. members are a $23.90 per month plan that provides unlimited dial-up telephone access to the Internet and use of the AOL service and a $14.95 per month plan that typically offers unlimited use of the AOL service through an Internet connection not provided by America Online, as well as a limited number of hours of dial-up telephone access to the Internet and the AOL service. Members also may select from other pricing plans with lower rates, including limited usage plans and plans that allow members to pay for multiple months of the AOL service in advance at a reduced rate. AOL members may cancel their membership at any time in accordance with the terms of service. America Online employs a wide range of marketing campaigns and promotions to attract new members, and continues to test new price plans and payment methods. America Online utilizes a number of incentives and retention programs to encourage members to continue as members, as well as to bring back former members.

      America Online recognizes that consumers wish to have the flexibility of connecting to the AOL service and the Internet via different connection methods, whether high-speed or telephone dial-up, and from different types of equipment, such as a desktop computer, handheld device or cellular telephone, and continues to develop new marketing strategies to address this desire for flexibility. For example, in January 2005 America Online announced an agreement with Time Warner Cable to develop and market a special edition of the AOL service in combination with high-speed connectivity and a limited number of hours of dial-up telephone access. America Online and Time Warner Cable will work together to migrate existing AOL service and Road Runner subscribers and prospects to the new offering as their lead broadband product, and Time Warner Cable will share a portion of the subscriber revenues with America Online. Members connecting to the AOL service through a high-speed connection such as cable or digital subscriber lines (DSL) have access to expanded multimedia content, including streaming music, CD-quality radio and other audio, full-motion video and streaming news clips.

Other Internet Service Providers

      The CompuServe and Netscape Internet services target value-oriented Internet service consumers in the U.S. Subscriber fees are charged to members based on the level of service selected. America Online also operates the Wal-Mart Connect dial-up service offered by Wal-Mart Stores, Inc.

Audience

      America Online offers a variety of interactive content and services which together form an online network of America Online portals and Websites on the Internet. The America Online network includes Websites, content and services that are AOL-branded, such as AOL.com, AOL Instant Messenger, and Moviefone, and other sites and services that are owned and operated by America Online, such as MapQuest, ICQ and Netscape.com, the Netscape portal. The America Online network also includes Websites that are owned or operated by third parties or affiliated companies, such as the Time Inc. Websites, for which America Online sells advertising and earns advertising revenue. America Online’s audience includes AOL members as well as Internet users visiting America Online’s network. The mission of the Audience business is to increase the activity and maintain or expand the audience of unique visitors to the America Online network which, in turn, drives AOL’s advertising revenues. America Online is planning to launch a new version of the AOL.com Website as a portal, making expanded features and content available to the entire Internet community, in mid-2005.

      America Online earns revenue by offering advertisers a range of online marketing and promotional opportunities on its network. Online advertising arrangements generally take the form of payments by advertisers on either a fixed-fee basis or on a pay-for-performance basis, where the advertiser pays based on the “click” or customer transaction resulting from the advertisement. In its network, America Online offers its advertisers banner advertising, search and other performance-based advertising, as well as a variety of customized programs, including premier placement, rich media advertising, sponsorship of content offerings for designated time periods, local and classified advertising, and the opportunity to target groups.

      America Online also generates advertising revenue through Advertising.com. Acquired by America Online in August 2004, Advertising.com develops and sells marketing programs to advertisers, primarily on a pay-for-performance basis, using advertising inventory that Advertising.com purchases from, or obtains by entering into revenue-sharing arrangements with, interactive publishers and Websites. In addition, as part of America Online’s new arrangement with Time Warner Cable, America Online will manage and sell advertising and search inventory for Time Warner Cable’s Road Runner portal and will share with Time Warner Cable a portion of the advertising revenues it generates.

Digital Services

      America Online’s Digital Services business is responsible for creating products and services to appeal to the dial-up, high-speed and mobile Internet audience. By creating products and services that appeal to both AOL members and Internet users, Digital Services aims to extend the tenure of AOL memberships and to increase revenues earned from its audience.

      America Online offers a variety of premium and subscription services to its members, including MusicNet@AOL, an online music subscription service, AOL PassCode, which provides members a second level of AOL account protection, and voice services, including AOL by Phone, AOL Call Alert and AOL

Voicemail. During 2005, America Online is planning to expand its offering of premium and subscription services to AOL members and Internet users.

      The Digital Services business expects to offer premium and subscription mobile services that deliver features and content to users of wireless devices, such as mobile phones, PDAs and other handheld devices. America Online also provides text entry solutions for wireless devices through its subsidiary, Tegic Communications, Inc. Tegic’s T9 Text Input software enables individuals to efficiently send e-mail and instant messages using the standard telephone keypad to enter words or sentences.

AOL Europe and Other International Operations

      AOL Europe, a division of America Online, has its principal operations in France, Germany, the U.K. and Luxembourg, which is the location from which the AOL service is supplied in Europe. AOL Europe had approximately 6.3 million members in Europe as of December 31, 2004. Due to regulation of the telecommunications industry, AOL Europe is able to offer a competitive bundled broadband access product, which includes the AOL service and high-speed Internet access, as well as a dial-up access product, to consumers in the U.K., France and Germany. In addition, the online service provided to members in each of these countries is produced in the local language and includes online communities. AOL Europe also supplies the CompuServe service in Europe, targeting professional business-oriented consumers. The AOL service is also offered through a joint venture in Canada.

      America Online Latin America, Inc. (“AOLA”), a consolidated joint venture and publicly traded company, operates services in Brazil, Mexico and Argentina, and serves members of the AOL-branded service in Puerto Rico.

Technologies

      America Online employs a multiple vendor strategy in designing, structuring and operating the network services utilized in its interactive online services. AOLnet, a transfer control protocol/Internet protocol (TCP/IP) network of third-party network service providers, is used for the AOL service, the Netscape service, certain versions of the CompuServe service in North America, and other subscriber services in addition to being used by outside parties. America Online expects it will continue to review its network services arrangements in order to align its network capacity with market conditions, provide members of its online services with higher speed access and manage data network costs.

      America Online enters into multi-year data communications agreements to support AOLnet. In connection with those agreements, America Online may commit to purchase certain minimum levels of data communications services or to pay a fixed cost for the network services.

      America Online also utilizes the AOL Transit Data Network (“ATDN”), the domestic and international network that connects AOL, CompuServe 2000 and Time Warner Cable high-speed data customers to the Internet. The ATDN functions as the conduit between all of Time Warner’s content and the Internet, linking together facilities on four continents, with its greatest capacity in the U.S. and Europe. The ATDN Internet backbone is built from high-end routers and high-bandwidth circuits purchased under long-term agreements from third party carriers.

      Improving and maintaining AOLnet and ATDN requires a substantial investment in telecommunications equipment. In addition to making cash purchases of telecommunications equipment, America Online also finances purchases of this equipment by entering into capital leases.

Marketing

      To support its goals of attracting and retaining members, growing the audience to its America Online network, and developing and differentiating its family of brands, America Online markets its brands, products and services through a broad array of programs and media, including broadcast television and radio advertising campaigns, direct mail, telemarketing, magazine inserts (including magazines published by the Company’s publishing segment) and print advertisements, retail distribution, bundling agreements, Web advertising and alternate media. Other marketing strategies include online and offline cross-promotion and co-branding with a wide variety of partners. Additionally, through multi-year bundling agreements, the interactive online services and products are installed on several different brands of personal computers made by personal computer manufacturers and are available to consumers by clicking on an icon during the computer’s initial setup process or are available on the desktop. America Online also utilizes targeted or limited online and offline promotions, marketing programs and pricing plans designed to appeal to particular groups of potential users of its interactive online services and to distinguish and develop its different brands, products and services.

Competition

      America Online’s Access business competes for subscription revenues with multiple companies providing dial-up Internet service, including EarthLink and discount ISPs such as NetZero. America Online also competes with companies that provide Internet access via broadband technologies, such as cable companies and telephone companies. America Online also competes more broadly for subscription revenues and members’ time with cable, information, entertainment and media companies.

      America Online’s Audience business competes for advertising, search and commerce revenues with a wide range of companies, including ISPs, Web-based portals, and individual Websites providing content, commerce, search, community and similar features as well as media companies. Competitors for audience include Yahoo, MSN and Google.

      America Online faces challenges in gaining access to high-speed networks for distribution of the AOL service or other America Online services both from network providers and from competition from other interactive services providers. America Online also competes with other interactive services providers to secure relationships with providers of personal communications devices. America Online’s Digital Services business also faces competition from a diverse group of providers in developing and offering premium and subscription services. Although this is an emerging area, these services may include educational services, safety and security services, mobile messaging, online games, digital rights management and entertainment services.

      AOL Europe operates in a competitive environment involving ISPs as well as telecommunications companies and cable providers. Its main competitors are British Telecom and Wanadoo in the U.K., Wanadoo and Free in France and T-Online and Freenet in Germany.

CABLE

      The Company’s Cable business, consisting of Time Warner Cable Inc. and its subsidiaries (“Time Warner Cable” or “TWC Inc.”), is the second largest operator of cable systems in the U.S. in terms of subscribers served. As of December 31, 2004, Time Warner Cable managed cable systems serving nearly 10.9 million basic cable subscribers, of which approximately 9.3 million were in cable systems owned by consolidated entities. All of TWC Inc.’s cable business is conducted under the Time Warner Cable brand name.

      The Company holds an effective aggregate 79% interest in Time Warner Cable. Comcast Corporation (“Comcast”) holds the remaining interest in Time Warner Cable. See “Description of Certain Provisions of Agreements related to Time Warner Cable” herein for additional information with respect to the Company’s and Comcast’s ownership in Time Warner Cable.

      The Company has determined that it would like to expand its cable business through acquisitions if it is able to do so on terms it considers appropriate. In furtherance of that interest, Time Warner Cable has submitted a joint bid, along with Comcast, to acquire the assets of Adelphia Communications Corporation (“Adelphia”) in connection with the auction process initiated by Adelphia. It is unknown at this time whether the bid will be successful and, if so, on what terms.

Systems Operations

      Time Warner Cable offers three product lines: video programming, high-speed data and its newest service, Digital Phone, an Internet protocol-based voice service. As of December 31, 2004, cable systems owned or managed by Time Warner Cable passed approximately 19 million homes, provided basic video service to nearly 10.9 million subscribers, over 4.8 million of whom also subscribe to Time Warner Cable digital video service, and provided high-speed data services to 4.1 million residential subscribers and commercial accounts. By year-end 2004, Time Warner Cable had launched Digital Phone service in all 31 of its regional operating divisions.

      Time Warner Cable operates large, clustered and technologically upgraded cable systems in 27 states. As of December 31, 2004, over 75% of its subscribers were in 19 geographic clusters, each serving more than 300,000 subscribers, and nearly all of its cable systems were capable of carrying two-way broadband services and had been upgraded to 750MHz or higher. Approximately 89% of Time Warner Cable’s subscribers are located in eight states and all but two of its 31 regional operating divisions are focused on discrete geographic areas.

      Time Warner Cable is an industry leader in developing and rolling-out innovative new products and services, including on demand services, IP-based telephony, high-definition television and set-top boxes with integrated digital video recorders (DVRs). Time Warner Cable is increasingly focused on marketing convenient, easy-to-understand bundles of these and other products and services to consumers. Time Warner Cable believes that it can attract and retain customers by providing these multiple-product bundles and supporting them with quality customer care.

      Cable operators are subject to regulation at the federal, state and local level. At the local level, cable operators are generally required to have a franchise with the local government. Franchise requirements and the rights and responsibilities of cable operators and local franchise authorities are themselves subject to provisions of federal and state law. See “Regulation and Legislation” below.

Video Services

      Time Warner Cable’s video subscribers are typically charged monthly subscription fees based on the level of service selected and, in some cases, equipment usage fees. Movies on demand, pay-per-view movies and special events are charged on a per use basis.

      Time Warner Cable offers subscribers different packages of video services, including basic, standard and digital packages, for a flat monthly fee. Basic and standard service together provide, on average, approximately 80 channels, including local broadcast signals. Subscribers to digital video service receive all the channels included in the basic and standard tiers plus up to 60 additional digital cable networks and up to 45 CD-quality audio music services. Digital subscribers also have access to “mini tiers” of specialized and niche programming (e.g., sports tiers, Spanish language tiers). As of December 31, 2004, over 44% of Time Warner Cable’s basic video subscribers also purchased digital services.

      Regardless of service level, subscribers may purchase premium channels for an additional monthly fee, with discounts generally available for the purchase of packages of more than one premium service. Increasingly, a digital set-top box or comparable device, such as a CableCARD®, is required in order to receive these services. Premium subscribers utilizing such a device typically receive multiplex versions of these premium services and, in some cases, digital set-top box users may receive subscription video on demand access to programming from such services as part of their monthly package. The digital set-top boxes that these subscribers receive also provide interactive program guides and access to other on demand offerings.

      The rates Time Warner Cable can charge for its basic tier, as well as for equipment rentals and installation services, are generally subject to regulation under federal law. For more information, see “Regulation and Legislation” below.

On Demand Services and Pay Per View

      Time Warner Cable offers on demand content to customers with digital set-top boxes in all of its divisions. Time Warner Cable’s on demand services enable subscribers to instantaneously view programming stored on servers at the system’s headend, and to utilize functions such as pause, rewind and fast forward while watching this programming. Free on demand content provides subscribers with access to selected programming from a variety of sources, both local and national, with no incremental charges. Subscribers are charged for movies on demand on a per use basis. Subscription video on demand provides digital customers with the ability to view an array of content associated with a particular content provider for a separate monthly fee or as part of their monthly fee for the relevant service. Subscription video on demand is currently offered in connection with premium channels such as HBO and it is expected that other programming will be available over time.

      Traditional pay per view, with fixed start times and no pause or rewind functionality, has been largely eclipsed by the availability of video on demand in most Time Warner Cable divisions. However, in some areas, subscribers with older, analog set-top boxes can still order pay per view programming.

Digital Video Recorders (DVRs)

      Time Warner Cable offers set-top boxes with integrated DVRs in all 31 of its divisions. DVR users can record programming on a hard drive built into the set-top box through the interactive program guide and view the recorded programming using functions such as pause, rewind and fast-forward. DVR users can also record one show while watching another or record two shows simultaneously. DVR users have the ability to pause “live” television. During 2004, Time Warner Cable introduced HDTV-capable DVRs. In 2005, Time Warner Cable expects to introduce a multi-room DVR, which will allow programming to be captured on a DVR set-top box in one room and watched on other television sets around the house without the need for additional DVRs.

High Definition Television (HDTV)

      Time Warner Cable carries HDTV offerings of HBO, Showtime, ESPN, Discovery, HDNet and iN DEMAND, as well as high-definition sports programming from Fox’s Regional Sports Networks and NBA-TV. Time Warner Cable also carries the high definition television signals and other digital signals broadcast by numerous local television stations, including all stations owned and operated by the ABC, CBS, NBC and Fox networks and nearly all public television stations in Time Warner Cable’s operating areas.

Programming Rights

      Video programming rights represent a major cost component for Time Warner Cable. Time Warner Cable generally obtains the right to carry video programming services through negotiation of affiliation agreements with programmers. Most programming services impose a monthly license fee per subscriber upon the cable operator and these fees typically increase over time. Time Warner Cable’s programming costs continue to rise, especially for sports programming (See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Business Segment Results — Cable” in the financial pages herein). Time Warner Cable obtains the right to carry local broadcast television stations either through the stations’ exercise of their so-called “must carry” rights, or through negotiated retransmission consent agreements. See “Regulation and Legislation — Communications Act and FCC Regulation — Carriage of Broadcast Television Stations and Other Programming Regulation” below. Time Warner Cable’s existing programming and retransmission consent agreements expire at various times. Time Warner Cable cannot ensure that it will be able to renew any or all of its existing agreements upon expiration or obtain the rights to any other programming services or broadcast television stations on reasonable terms. It is not known whether the loss of any one popular programming supplier would have a material adverse effect on Time Warner Cable’s operations.

High-Speed Data Services

      As of December 31, 2004, Time Warner Cable had 4.1 million high-speed data subscribers, consisting of over 3.9 million residential subscribers and approximately 173,000 commercial accounts, across its 31 divisions. Subscribers pay a flat monthly fee for high-speed data service based upon the level of service received. Generally, each Time Warner Cable division offers multiple levels of service, each with different maximum upstream and downstream data transfer rates. Due to their nature, commercial and bulk subscribers are charged at different rates than residential subscribers.

      Time Warner Cable’s residential customers can choose from a variety of ISPs, including the Company’s branded, high-speed Road Runner service. High-speed data customers connect their personal computers (PCs) to Time Warner Cable’s two-way hybrid fiber optic/coaxial plant using a cable modem. Time Warner Cable also offers networking options that allow customers to connect multiple PCs to a single cable modem.

      Time Warner Cable’s provision of ISP services is subject to compliance with the terms of the FTC Consent Decree and the FCC Order entered in connection with the regulatory clearance of the America Online-Historic TW Merger. (See “Regulation and Legislation” below, for a description of these terms).

      Time Warner Cable and AOL recently announced a strategic agreement under which Time Warner Cable will offer Road Runner customers the opportunity to receive both the Road Runner service and access to all of the AOL on-line offerings for a single price. Among other things, under the agreement, AOL is expected to actively encourage its existing dial-up customers located in Time Warner Cable service areas to convert to the offering. (See also, “America Online — AOL Service” above).

Voice Services

      By the end of 2004, Time Warner Cable’s new voice service, Digital Phone, had been launched in all 31 of Time Warner Cable’s divisions and was available to over two-thirds of Time Warner Cable’s homes passed. Digital Phone provides unlimited local, in-state and domestic long distance calling, as well as call waiting, caller ID, voice mail and enhanced “911” services, for a fixed monthly fee. Digital Phone subscribers can make and receive calls using virtually any commercially available telephone handset (including a cordless phone) connected to their normal in-home telephone wiring. Subscribers switching to Digital Phone can keep their existing landline phone numbers and retain their directory listings. Digital Phone enables Time Warner Cable to offer its customers a combined, easy-to-use package of video, high-speed data and voice services and to compete effectively against similar bundled products offered by competitors.

      Time Warner Cable has multi-year agreements with MCI and Sprint pursuant to which these companies assist Time Warner Cable in providing Digital Phone service to customers by routing voice traffic to the public switched network, delivering enhanced “911” service, and assisting in local number portability and long distance traffic carriage. In February 2005, MCI announced that it had agreed to be acquired by Verizon, a regional phone company that competes with Time Warner Cable in some areas. It is not known what impact, if any, the proposed acquisition will have on Time Warner Cable’s Digital Phone offering.

Advertising

      Time Warner Cable also generates revenue by selling advertising time to a variety of national, regional and local businesses.

      Cable operators generally receive an allocation of scheduled advertising time on cable programming services into which the operator can insert commercials. The clustering of Time Warner Cable’s systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local advertising sales personnel to compete more effectively with broadcast and other media. In addition, in many locations, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of broadcast stations as much as possible. As of December 31, 2004, 15 of Time Warner Cable’s 31 divisions participated in local cable advertising interconnects.

Local News Channels

      Time Warner Cable operates 24-hour local news channels in New York City (NY1 News and NY1 Noticias), Albany, NY (Capital News 9), Rochester, NY (R/ News), Syracuse, NY (News 10 Now), Charlotte and Raleigh, NC (Carolina News 14) and Austin, TX (News 8 Austin). During 2004, Time Warner Cable agreed to dissolve certain joint ventures with Belo Corp. which resulted in the closing of news channels in Houston and San Antonio, TX.

Cable Joint Ventures

Texas and Kansas City Cable Partners, L.P. Restructuring

      On May 1, 2004, Time Warner Cable completed the restructuring of two managed joint ventures, Kansas City Cable Partners (“KCCP”), previously a 50-50 joint venture between Comcast and Time Warner Entertainment Company, L.P. (“TWE”), serving approximately 295,000 basic video subscribers as of December 31, 2004, and Texas Cable Partners, L.P. (“TCP”), previously a 50-50 joint venture between Comcast and the TWE-A/ N partnership, serving over 1.2 million basic video subscribers as of December 31, 2004. As a result of the restructuring, KCCP was merged into TCP and renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership was owned 50% by Comcast and 50% by TWE and TWE-A/ N, collectively. In February 2005, TWE’s interest in the partnership was contributed to TWE-A/N in exchange for preferred equity in TWE-A/N. The Company continues to account for its investment in the restructured venture using the equity method. Beginning any time after June 1, 2006, either Time Warner Cable or Comcast can trigger the dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and southwest Texas systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the restructuring would own the remaining pool of systems and any debt associated with that pool.

Competition

      Time Warner Cable faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and regional telephone companies offering phone and DSL services. Competition with regional telephone companies has intensified as Time Warner Cable has introduced its Digital Phone service, with a number of regional telephone companies having entered into cross-marketing arrangements with direct-to-home satellite service providers and a number indicating that they intend to begin to offer video services to consumers by installing video-capable fiber lines, sometimes directly to consumer’s homes. In the future, technological advances will most likely increase the number of alternatives available to Time Warner Cable’s customers.

      Direct Broadcast Satellite (DBS). Time Warner Cable’s video services face competition from satellite services, such as the Dish Network and DirecTV, which is controlled by News Corporation, a major Time Warner Cable programming supplier. DirecTV and Dish Network offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. The video services provided by these satellite providers are comparable, in many respects, to Time Warner Cable’s analog and digital video services. DBS subscribers can obtain satellite receivers with integrated DVRs and, in nearly all areas in which Time Warner Cable operates, DBS subscribers also receive local broadcast signals, which were previously available from DBS only in limited areas. Both major DBS providers have entered into co-marketing arrangements with regional telephone companies in an effort to provide customers with both video and DSL service from what appears to the customer as a single source.

      “Online” Competition. Time Warner Cable’s high-speed data service faces competition from a variety of companies that offer other forms of online services, including DSL high-speed data service provided by regional telephone companies and dial-up services over ordinary telephone lines. DSL providers have engaged in aggressive price competition in some of Time Warner Cable’s operating areas and some DSL providers have entered into co-marketing arrangements with DBS operators in an effort to provide customers with both DSL and video service from what appears to the customer to be a single source. Monthly prices of dial-up services are typically less expensive than broadband services. Other developing technologies, such as Internet service via satellite, wireless connections, or over power lines, also compete or are likely to compete with cable and cable modem services.

      Digital Phone Competition. Time Warner Cable introduced its new Digital Phone service in all 31 of its regional divisions by the end of 2004. Digital Phone competes directly with the local and long distance offerings of the regional telephone companies which provide service in these areas, as well as with wireless phone providers and national providers of voice over Internet products such as Vonage. This has heightened the competitive environment in which Time Warner Cable operates. As noted above, the regional telephone companies, with whom Time Warner Cable is competing for phone customers, also offer online services that compete with Time Warner Cable’s high-speed data service. In addition, a number of regional telephone companies have entered into cross-marketing arrangements with DBS providers and a number have indicated that they intend to begin to offer video services to consumers.

      Overbuilds. Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. As a result, from time to time, Time Warner Cable faces competition from overlapping cable systems operating in its franchise areas, including municipally-owned systems.

      SMATV (Satellite master antenna television). Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple dwelling units, often on an exclusive basis, with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable systems. Some SMATV operators now offer voice and high-speed data services.

      MMDS/ Wireless Cable (Multichannel microwave distribution services). Time Warner Cable faces competition from wireless cable operators, including digital wireless operators, who use terrestrial microwave technology to distribute video programming. Some MMDS operators now offer voice and high-speed Internet services.

      Consumer Electronics Manufacturers. To the extent that Time Warner Cable’s products and services converge with theirs, Time Warner Cable competes with the manufacturers of consumer electronics products. For instance, Time Warner Cable’s DVRs compete with similar devices manufactured by consumer electronics companies. However, consumer electronics manufacturers have the potential to benefit Time Warner Cable as well. For instance, if consumer electronics manufacturers produce devices capable of attaching to Time Warner Cable’s network and providing authorized customers with access to Time Warner Cable’s products and services, Time Warner Cable could reduce the amount it spends on consumer premises equipment such as set-top boxes.

      Additional Competition. In addition to multichannel video providers, cable systems compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters, home video products and the Internet. In general, Time Warner Cable also faces competition from other media for advertising dollars.

FILMED ENTERTAINMENT

      The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product and license rights to the Company’s feature films, television programming and characters. All of the foregoing businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc., known collectively as the Warner Bros. Entertainment Group (“Warner Bros.”), and New Line Cinema Corporation (“New Line”).

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

      Warner Bros.’ strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes four to six “event” movies per year. In response to the high cost of producing theatrical films, Warner Bros. has entered into certain film co-financing arrangements with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2004, Warner Bros. released a total of 22 original motion pictures for theatrical exhibition, including Harry Potter and the Prisoner of Azkaban, The Polar Express, Ocean’s Twelve and the Academy Award-winning Million Dollar Baby. Of Warner Bros.’ total 2004 releases, 6 were wholly financed by Warner Bros. and 16 were financed with or by others.

      Warner Bros.’ joint venture arrangements include a joint venture with Village Roadshow Pictures to co-finance the production of motion pictures. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment (“Alcon”) for distribution of all of Alcon’s motion pictures in domestic and certain international territories.

      The newly-established Warner Independent Pictures (“WIP”) produces or acquires smaller budget and alternative films for domestic and/or worldwide release. In 2004, its first year, WIP released Before Sunset, We Don’t Live Here Anymore and A Very Long Engagement, among others.

      Warner Bros. distributes feature films to more than 125 international territories. In 2004, Warner Bros. released internationally 18 English-language motion pictures and 23 local language films that it either produced or acquired.

New Line

      Theatrical films are also produced and distributed by New Line, a leading independent producer and distributor of theatrical motion pictures with two film divisions, New Line Cinema and Fine Line Features. Included in its 14 films released during 2004 were The Notebook and The Butterfly Effect. New Line also continued to derive revenues during 2004 from theatrical and home video distribution of the popular titles Elf and The Lord of the Rings: The Return of the King, the third and final installment in the Lord of the Rings trilogy and the winner of eleven Academy Awards, including Best Picture. Like Warner Bros., New Line releases a diversified slate of films with an emphasis on building and leveraging franchises. As part of its strategy for reducing financial risk and dealing with the rising cost of film production, New Line typically pre-sells the international rights to its releases on a territory by territory basis, while still retaining a share of each film’s potential profitability in those foreign territories.

Home Video

      Warner Home Video Inc. (“WHV”) distributes for home video use DVDs and videocassettes containing filmed entertainment product produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, Castle Rock, New Line, Home Box Office and Turner Broadcasting System. In addition to the creation of DVDs from new content generated by the Company, WHV produces and distributes DVDs from the Company’s extensive filmed entertainment library. The library, which is owned or managed by Warner Bros., currently has more than 6,600 feature films, 40,000 television titles, and 14,000 animated titles (including 1,500 animated shorts). WHV also distributes other companies’ product, including DVDs and videocassettes for BBC and National

Geographic, national sports leagues, and Leapfrog (a children’s learning toy company) in the U.S., and certain producers in Italy, the U.K., Australia and France.

      WHV sells and/or licenses its product in the U.S. and in major international territories to retailers and/or wholesalers through its own sales force, with warehousing and fulfillment handled by third parties. In some countries, WHV’s product is distributed through licensees. DVD product is replicated under long term contracts with third parties. Videocassette product is manufactured under contracts with independent duplicators. Among WHV’s 2004 DVD and videocassette releases, 16 film titles generated U.S. sales of more than one million units each.

      Since inception of the DVD format, WHV has released over 3,000 DVD titles in the U.S. and international markets, led by sales of Warner Bros.’ three Harry Potter films, which have had total net worldwide sales of over 68 million DVD units sold through to the consumer. DVD is the fastest selling consumer electronics product of all time, with an installed base at December 31, 2004 of over 70 million households in the U.S. and over 171 million households internationally (including approximately 42 million households in China).

Television

      Warner Bros. is one of the world’s leading suppliers of television programming, distributing programming in more than 175 countries and in more than 40 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also licenses programming from the Warner Bros. library for exhibition on media all over the world.

      Warner Bros.’ television programming is primarily produced by Warner Bros. Television Production Inc. (“WBTV”), which produces primetime dramatic and comedy programming for the major networks and for cable, and Telepictures Productions Inc. (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and primetime markets. For the 2004-05 season, WBTV is producing hits such as Gilmore Girls, Smallville and One Tree Hill for The WB Television Network (“The WB Network”) and ER, The West Wing, Two and a Half Men, Without a Trace, Cold Case, The O.C., The George Lopez Show and Nip/ Tuck for third party networks and cable distributors. Telepictures produces primetime reality series The Bachelor and The Bachelorette as well as first-run syndication staples, such as Extra, and the talk show, The Ellen DeGeneres Show.

      Warner Bros. Animation Inc. is responsible for the creation, development and production of contemporary television, made for DVD, and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.’ and DC Comics’ libraries, including Looney Tunes and the Hanna-Barbera libraries.

Backlog

      Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming for pay cable, network (excluding certain license fees), basic cable and syndicated television exhibition. Backlog for all of Time Warner’s filmed entertainment companies amounted to $3.7 billion at December 31, 2004, compared to $3.9 billion at December 31, 2003 (including amounts relating to the intercompany licensing of film product to the Company’s cable television networks (including HBO and the Turner Networks) of $514 million and $740 million as of December 31, 2004 and December 31, 2003, respectively). The backlog excludes advertising barter contracts.

Other Entertainment Assets

      Warner Bros. Interactive Entertainment Inc. (“WBIE”), formed in January 2004, licenses and produces interactive games for a variety of platforms based on Warner Bros.’ and DC Comics’ properties, as well as original game properties. As part of its strategy to become more involved in game production, WBIE completed the acquisition of Monolith Productions, a game developer specializing in personal computer, console and online games, in October 2004. WBEI expects to release The Matrix Online, Warner Bros.’ first massively multiplayer online game, in the spring of 2005.

      Warner Bros. Consumer Products Inc. licenses rights in both domestic and international markets to the names, likenesses, images, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, classic films and Harry Potter.

      Through joint ventures, Warner Bros. International Cinemas Inc. (“WBIC”) owns interests in 81 multi-screen cinema complexes with over 700 screens in Japan, China, Italy and Spain. In early 2004, WBIC entered into agreements with local partners in China to acquire a majority interest in a multiplex in Nanjing and to manage certain others. WBIC also entered into an agreement in 2004 to sell its interest in its cinema circuit in Taiwan, completion of which is subject to certain regulatory approvals in Taiwan.

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

NETWORKS

      The Company’s Networks business consists principally of domestic and international basic cable networks, pay television programming services and a broadcast television network. The basic cable networks (collectively, the “Turner Networks”) owned by Turner Broadcasting System, Inc. (“Turner”) constitute the principal component of the Company’s basic cable networks. Pay television programming consists of the multichannel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”) operated by Home Box Office, Inc. The WB Network, a broadcast television network, is operated as a limited partnership in which WB Communications, a wholly owned subsidiary of the Company, holds a 77.75% interest and is the network’s managing general partner.

      The programming of the Turner Networks and the Home Box Office Services (collectively, the “Cable Networks”) is distributed via cable, satellite and other distribution technologies.

      The Turner Networks generate their revenue principally from the sale of advertising (other than Turner Classic Movies, which sells advertising only in certain European markets) and from receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, hotels and other customers (known as affiliates) that have contracted to receive and distribute such networks. Turner Classic Movies is commercial-free in most of its distribution area and generates most of its revenue from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. The Home Box Office Services generate revenue principally from fees paid by affiliates for the delivery of the Home Box Office Services to subscribers who are generally free to cancel their subscriptions at any time. Home Box Office’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fee arrangements that are generally related to the number of subscribers served by the affiliate. The Home Box Office Services and their affiliates engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Home Box Office also derives revenues from its original films and series through the sale of DVDs, as well as, in recent years, from its licensing of successful original programming in syndication and to basic cable channels.

      Although the Cable Networks believe prospects of continued carriage and marketing of their respective networks by the larger affiliates are good, the loss of one or more of them as distributors of any individual network or service could have a material adverse effect on their respective businesses. In addition, further consolidation of multiple-system cable operators could adversely impact the Cable Networks’ prospects for securing future carriage agreements on favorable terms.

      Advertising revenue on the basic cable networks and The WB Network consists of consumer advertising, which is sold primarily on a national basis (The WB Network sells time exclusively on a national basis, with local affiliates of The WB Network selling local advertising). Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including food and beverage, financial and business services, entertainment, drugs/health and medical and automotive. Advertising revenue is a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network as well as overall advertiser demand in the marketplace.

Turner Networks

Domestic Networks

      Turner’s entertainment networks include two general entertainment networks, TBS, with approximately 88.5 million U.S. households as of December 31, 2004, reported by Nielsen Media Research (“households”); and TNT, with approximately 88.7 million households in the U.S. as of December 31, 2004; as well as Cartoon Network, with approximately 87.1 million households in the U.S. as of December 31, 2004; and Turner Classic Movies, a commercial-free network presenting classic films from the Company’s MGM, RKO and pre-1950 Warner Bros. film libraries, among others, which had approximately 70.2 million households in the U.S. as of December 31, 2004. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries as to which Turner or other divisions of the Company own the copyrights, plus licensed programming, including sports, and original films and series. Other networks include Turner South, a regional entertainment network featuring movies and sitcoms from the Company’s library and regional sports events and original programming targeted to viewers in the Southeast, and Boomerang, a network featuring classic cartoons.

      Turner has licensed programming rights from the National Basketball Association (the “NBA”) to televise a certain number of regular season and playoff games on TNT through the 2007-08 season. TBS and Turner South televise Atlanta Braves baseball games, for which rights fee payments are made to Major League Baseball’s central fund for distribution to all Major League Baseball clubs. Through a joint venture with NBC, Turner also has rights to televise certain NASCAR Nextel Cup and Busch Series races through 2006.

      Turner’s CNN network, a 24-hour per day cable television news service, had more than 88.8 million households in the U.S. as of December 31, 2004. Together with CNN International (“CNNI”), CNN reached more than 200 countries and territories as of December 31, 2004. CNN operates 37 news bureaus, of which 11 are located in the U.S. and 26 are located around the world. In addition, Headline News provides updated half-hour newscasts throughout each day.

International Networks

      CNNI is distributed to multiple distribution platforms for delivery to cable systems, satellite platforms, broadcasters, hotels and other viewers around the world on a network of 11 regional satellites. CNN Headline News, which used to be broadcast only in the United States, was launched in the Asia Pacific region in November 2004. CNN en Español is a separate Spanish language all-news network in Latin America and CNNj is an all-news network in Japan. Turner also distributes region-specific and local-language feeds such as Pogo(an entertainment network for children) in India and versions of TNT, Cartoon Network, Turner Classic Movies and Boomerang on either a single channel or combined channel basis in over 125 countries around the world. In the U.K. and Ireland, Turner distributes Toonami, an all-action animation network.

      In a number of regions, Turner has launched international versions of its channels through joint ventures with local partners. These include CNN+, a Spanish language 24-hour news network distributed in Spain and Andorra; CNN Turk, a Turkish language 24-hour news network; CETV, a general entertainment network in China in which Turner has retained a minority interest; and Cartoon Network Japan. Turner has recently increased its shareholding in Japan Entertainment Network K.K., the joint venture company that operates Cartoon Network Japan, from 50% to 70%. Turner holds a significant interest in n-tv, a German language news network currently reaching over 48 million homes in Germany and contiguous countries in Europe, primarily via cable and satellite. In November 2004, Turner launched Boing, a new children’s/family channel under a joint venture with Mediaset in Italy. The channel offers animation and live action content and is carried on the new digital terrestrial (free to air) platform, currently reaching approximately one million households.

Internet Sites

      In addition to its cable networks, Turner manages various Internet sites that generate revenue from commercial advertising and consumer subscription fees. The CNN News Group has multiple sites, such as CNN.com and allpolitics.com, which are operated by CNN Interactive. Several localized editions of CNN.com operate in Turner’s international markets. The CNN News Group also produces CNNMoney.com in collaboration with Time Inc.’s Money Magazine. Turner also operates the NASCAR Website, NASCAR.com, pursuant to an agreement with NASCAR through 2006, and the PGA’s Website, PGA.com, pursuant to an agreement with PGA through 2011. Turner operates CartoonNetwork.com, a popular advertiser-supported site in the United States, as well as 15 international sites affiliated with the regional Cartoon Network feeds, Boing and Pogo.

Home Box Office

      HBO, operated by the wholly owned subsidiary Home Box Office, Inc., is the nation’s most widely distributed pay television service. Together with its sister service, Cinemax, HBO had approximately 39.4 million subscriptions as of December 31, 2004. Both HBO and Cinemax are made available on a number of multiplex channels and in high definition. Home Box Office also offers subscription video on demand products, which enable digital cable subscribers who subscribe to the Home Box Office Services to view programs at a time of their choice with VCR-like functionality.

      A major portion of the programming on HBO and Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office’s practice has been to negotiate licensing agreements of varying duration with major motion picture studios and independent producers and distributors in order to ensure continued access to such films. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for negotiated fees, which may be a function of, among other things, the box office performances of the films.

      HBO is also defined by its award-winning original dramatic and comedy series, movies and mini-series such as The Sopranos, Six Feet Under, Deadwood and Angels in America, and boxing matches, sports documentaries and sports news programs, as well as concerts, comedy specials, family programming and documentaries. HBO won four Golden Globe Awards in January 2005 and also, in 2004, won 32 Primetime Emmys® — the most of any network, and the most in HBO history.

      Home Box Office produces Everybody Loves Raymond, now in its ninth and final season on CBS and its first syndication cycle. Home Box Office also licenses its successful original programming in syndication and to basic cable channels. HBO Sports operates HBO Pay-Per-View, an entity that distributes pay-per-view prizefights. HBO Video markets DVDs of a variety of HBO’s original programming, including movies, miniseries and dramatic and comedy series. Through various joint ventures, HBO-branded services are also distributed in more than 50 countries in Latin America, Asia and Central Europe.

The WB Television Network

      The WB Network provides a national group of affiliated television stations with 13 hours of prime time plus two additional hours of Sunday access programming during six days of the week (Sunday through Friday). The WB Network’s programming is primarily aimed at teenagers and adults, ages 12-34. The network’s line-up of programs includes series such as 7th Heaven, Everwood, One Tree Hill, Charmed, Reba, Smallville, Gilmore Girls and Summerland. As of December 31, 2004, Kids’ WB!, a programming service for young viewers, presented 14 hours of animated programming per week, including Mucha Lucha, Yu-Gi-Oh!, The Batman, Xiaolin Showdown and Pokemon.

      As of December 31, 2004, 88 primary and 10 secondary affiliates provide coverage for The WB Network in the top 100 television markets. Additional coverage reaching approximately 9 million homes in smaller markets is provided by The WB 100+ Station Group, a venture between The WB Network and local broadcasters under which WB programming is disseminated over the facilities of local cable operators.

      Tribune Broadcasting owns a 22.25% interest in The WB Network and the balance is held by WB Communications Inc., a wholly owned subsidiary of the Company. The WB Network is managed by the Warner Bros. Entertainment Group.

Other Network Interests

      The Company and Liberty Media (“Liberty”) each have a 50% interest in Court TV, which was available in approximately 83 million households as of December 31, 2004. Court TV is an advertiser-supported basic cable television service whose programming aims to provide an informative and entertaining view of the American system of justice. Focusing on “investigative television,” Court TV broadcasts trials by day and original programs such as Forensic Files and popular off-network series such as NYPD Blue in the evening. Under the Court TV Operating Agreement, beginning January 2006, Liberty may give written notice to the Company requiring the Company to purchase all of Liberty’s interest in Court TV (the “Liberty Put”). The agreement further provides that as of the same date, the Company may, by notice to Liberty, require Liberty to sell all of its interest in Court TV to the Company (the “Time Warner Call”). The price to be paid upon exercise of either the Liberty Put or the Time Warner Call will be an amount equal to one half of the fair market value of Court TV, determined by appraisal.

      Through a wholly owned subsidiary, Turner owns the Atlanta Braves of Major League Baseball. The Braves derive revenue from ticket receipts, advertising and related sales, premium seating sales, concessions, local sponsorships and the sale of local broadcasting rights, and share pro rata in proceeds from national media contracts and licensing activities of Major League Baseball.

Competition

      Each of the Networks competes with other television programming services for marketing and distribution by cable and other distribution systems. All of the Networks compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view and video on demand services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The Turner Networks, The WB Network and Turner’s Internet sites compete for advertising with numerous direct competitors and other media.

      The Cable Networks’ production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

PUBLISHING

      The Company’s magazine and book publishing businesses are conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. Time Warner Book Group Inc., a Time Inc. subsidiary, conducts most of Publishing’s book publishing operations. In addition, Time Inc. operates certain direct marketing businesses.

Magazines

General

      As of February 1, 2005, Time Inc. published over 130 magazines worldwide, comprised of over 40 in the U.S. and over 90 in other countries. These magazines generally appeal to the broad consumer market and include People, Sports Illustrated, In Style, Southern Living, Time, Entertainment Weekly, Fortune, Real Simple, What’s On TV and Cooking Light.

      Time Inc. expands its core magazine businesses generally through the development of product extensions and international editions. Product extensions are generally managed by the individual magazines and involve, among other things, new magazines, specialized editions aimed at particular audiences, and distribution of editorial content through different media, such as the Internet, books and television.

      In 2004, Time Inc. launched more magazines in one year than ever before, including All You, a monthly U.S. women’s magazine distributed exclusively, at this time, in Wal-Mart stores, Cottage Living, a monthly U.S. women’s lifestyle magazine, and Nuts, a weekly U.K. mass-market, general lifestyle men’s magazine. Time Inc. also re-launched Life as a weekend magazine distributed in U.S. newspapers nationwide.

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

      Time Inc.’s major magazines and their areas of editorial focus are summarized below:

      People is a weekly magazine that reports on celebrities and other notable personalities. People generated approximately 13% of Publishing’s revenues in 2004. People has expanded its franchise in recent years to include People en Español, a Spanish-language magazine aimed primarily at Hispanic readers in the U.S., and Teen People, aimed at teenage readers. Who Weekly is an Australian version of People managed by IPC Media, Time Inc.’s consumer magazine publisher in the U.K.

      Sports Illustrated is a weekly magazine that covers sports. Sports Illustrated for Kids is a sports magazine intended primarily for pre-teenagers. Sports Illustrated on Campus is a sports supplement inserted into major college newspapers weekly during the school year.

      In Style is a monthly magazine that focuses on celebrity, lifestyle, beauty and fashion. In recent years, In Style has expanded internationally by launching in Australia and the U.K. under the management of IPC Media; it is also published in Germany, Brazil, South Korea, Greece and Spain under licensing agreements.

      Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international. Time also has 4 weekly English-language editions that circulate outside the United States. Time for Kids is a current events newsmagazine for children, ages 5 to 13.

      Entertainment Weekly is a weekly magazine that includes reviews and reports on movies, DVDs, video, television, music and books.

      Fortune is a bi-weekly magazine that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Other business and financial magazines include Money, a monthly magazine that reports primarily on personal finance, FSB: Fortune Small Business, which covers small business, and Business 2.0, a magazine that reports on innovation in the worlds of business and technology.

      Real Simple is a monthly magazine that focuses on life, home, body and soul and provides practical solutions for simplifying various aspects of busy lives.

      IPC Media, the U.K.’s leading consumer magazine publisher, publishes over 80 magazines and numerous special issues and guides in the U.K. and Australia. These publications are largely focused in the television, women’s lifestyle, home and garden, leisure and men’s lifestyle categories. Its magazines include What’s on TV, TV Times, Woman, Marie Claire, Homes & Gardens, Country Life, Loaded, Horse & Hound and the new Nuts.

      Southern Progress Corporation publishes 8 magazines, including the regional lifestyle magazines Southern Living and Sunset and the specialty magazines Cooking Light and Health.

      Time4 Media publishes 17 sport and outdoor activity enthusiast magazines such as Golf, Field & Stream, Outdoor Life, Ski, Yachting, Salt Water Sportsman, Transworld Skateboarding and Transworld Snowboarding, as well as Popular Science. In addition, Time4 Media oversees the publication and production of This Old House magazine and several television series, including This Old House and Ask This Old House.

      The Parenting Group publishes Parenting and Babytalk magazines.

      Time Inc. also has management responsibility under a management contract for the American Express Publishing Corporation’s publishing operations, including its lifestyle magazines Travel & Leisure, Food & Wine and Departures.

      Time Inc. has a 49% equity stake in Essence Communications Partners, a partnership which publishes Essence, the premier magazine for African-American women. Time Inc. has signed an agreement in principle to acquire the remaining 51% of the partnership that it does not already own. This transaction is expected to close in the first quarter of 2005.

Advertising

      Advertising carried in Time Inc.’s U.S. magazines is predominantly consumer advertising, including domestic and foreign automobiles, toiletries and cosmetics, food, media and entertainment, pharmaceuticals, retail and department stores, computers and technology, and financial services. In 2004, Time Inc. magazines accounted for approximately 24.2% of the total U.S. advertising revenue in consumer magazines, as measured by the Publishers Information Bureau (PIB). People, Sports Illustrated and Time were ranked 1, 2 and 4, respectively, by PIB, and Time Inc. had 8 of the 30 leading magazines in terms of advertising dollars.

Circulation

      Through the sale of magazines to consumers, circulation generates significant revenues for Time Inc. In addition, circulation is an important component in determining Time Inc.’s advertising revenues because advertising page rates are based on circulation and readership. Most of Time Inc.’s U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Most of Time Inc.’s international magazines are sold primarily at newsstand. Subscriptions are sold primarily through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies and insert cards in Time Inc. magazines and other publications.

      Time Inc. owns approximately 92% of Synapse Group, Inc. (“Synapse”), a leading magazine subscription agent in the U.S. Synapse sells magazine subscriptions principally through marketing relationships with credit card issuers, consumer catalog companies, commercial airlines with frequent flier programs and Internet businesses. Under the relevant agreements, in April 2006 the other Synapse shareholders may require Time Inc. to purchase their entire remaining interest in Synapse (the “Synapse Put”), and in May 2006 Time Inc. may require the Synapse shareholders to sell their entire interest in Synapse to Time Inc. (the “Time Inc. Call”). The price to be paid upon exercise of either the Synapse Put or the Time Inc. Call would be based upon Synapse’s earnings for 2005.

      Newsstand sales of magazines, which are reported as a component of Subscription revenues, are sold through traditional newsstands as well as other retail outlets such as Wal-Mart, supermarkets and convenience and drug stores, and may or may not result in repeat purchases and revenues. Magazines are supplied by wholesalers or directly through a Time Inc. subsidiary. Time/ Warner Retail Sales & Marketing Inc. is responsible for distributing and marketing newsstand copies of Time Inc. magazines and books and certain other publishers’ magazines and books sold through wholesalers primarily in the U.S. and Canada.

Paper and Printing

      Paper constitutes a significant component of physical costs in the production of magazines. During 2004, Time Inc. purchased over half a million tons of paper principally from four independent manufacturers.

      Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in multiple locations in the U.S. and in locations in approximately seven other countries. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

Books

      Time Inc.’s trade book publishing operations are conducted primarily by the Time Warner Book Group Inc. through its three major publishing houses, Warner Books, Little, Brown and Company and Time Warner Book Group UK. During 2004, the Time Warner Book Group placed a record 58 books on The New York Times bestseller lists, including Publishers Weekly Book of the Year America (The Book) by Jon Stewart, Your Best Life Now by Joel Osteen and A Salty Piece of Land by Jimmy Buffett, and new releases from many of its major recurring bestselling authors, including David Baldacci, Nelson DeMille, James Patterson and Nicholas Sparks.

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

      Oxmoor House, Inc., Leisure Arts, Inc. and Sunset Books publish and distribute a variety of how-to and lifestyle books covering the areas of cooking, entertaining, health, home improvement, gardening, general crafts, needlecrafts, decorating and organizing. Time Inc. Home Entertainment publishes branded book specials and commemorative editions using Time Inc. magazine editorial content and content from third-party publishers.

Direct Marketing

      Through subsidiaries, Time Inc. conducts direct marketing businesses. In addition to selling magazine subscriptions, Synapse is a direct marketer of consumer products, including software, DVDs and other merchandise.

      Southern Living At Home, the direct selling division of Southern Progress Corporation, specializes in home décor products which are sold through approximately 35,000 independent consultants at parties hosted in people’s homes in the U.S.

      Book-of-the-Month Club, Inc. (“BOMC”) has a 50-50 joint venture with Bertelsmann’s Doubleday Direct, Inc. to operate the U.S. book clubs of BOMC and Doubleday jointly. The joint venture, named Bookspan, acquires the rights to manufacture and sell books to consumers through clubs. Bookspan operates its own fulfillment and warehousing operations in Pennsylvania. Under the relevant agreements, beginning in June 2005, either Bertelsmann or the Company may elect to terminate the venture by giving notice during specified termination periods. If such an election is made by either party, a confidential bid process will take place pursuant to which the highest bidder will purchase the other party’s entire venture interest. The Company is unable to predict whether this bid process will occur or the amount that may be paid out or received under it.

      On December 31, 2003, Time Inc. sold its Time Life Inc. business, a direct marketer of entertainment products such as music and videos.

Postal Rates

      Postal costs represent a significant operating expense for the Company’s magazine publishing and direct marketing activities. In 2004, the Company spent over $350 million for services provided by the U.S. Postal Service. Time Inc. strives to minimize postal expense through the use of certain cost-saving activities, including activities with respect to address quality, mail preparation and delivery of products to postal facilities. It has been the Company’s practice, generally, in selling books and other non-magazine products by mail to include a separate charge for postage and handling, which is adjusted from time to time to partially offset any increased postage or handling costs.

Competition

      Time Inc.’s magazine operations compete for circulation, audience and advertising with numerous other publishers, as well as other media. These magazine operations compete for advertising directed at the general public and also advertising directed at more focused demographic groups. The Time Warner Book Group faces competition from other major consumer publishers for top-selling authors and for third party distribution business.

      Time Inc.’s direct marketing operations compete with other direct marketers through all media for the consumer’s attention. In addition to the traditional media sources for product sales, the Internet has become a strong vehicle in the direct marketing business and for subscription sales.

OTHER ASSETS

      The Company also has an aggregate equity interest in Time Warner Telecom Inc. (“Time Warner Telecom”) of approximately 44% and an aggregate voting interest (consisting of high-voting common stock) of approximately 71%. Time Warner Telecom is a provider of managed network solutions to business customers and organizations in 44 metropolitan markets across the United States. Time Warner Telecom integrates data, dedicated Internet access, and local and long distance voice services for long distance carriers, wireless communications companies, incumbent local exchange carriers and various organizations in the public and private sector. The Company’s nominees to the Board of Directors of Time Warner Telecom are limited to less than a majority by the terms of a stockholder agreement and Time Warner Telecom is a separately-managed public company whose stock is traded through Nasdaq. Its financial results are not consolidated with those of the Company. The Company has determined that it does not consider its interest in Time Warner Telecom to be strategic and has so advised Time Warner Telecom.

INTELLECTUAL PROPERTY

      Time Warner Inc. is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, television programs, books, magazines and software; trademarks in names, logos and characters; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. These intellectual property assets, both in the U.S. and in other countries around the world, are among the Company’s most valuable assets. The Company derives value from these assets through a range of business models, including the theatrical release of films, the licensing of its films and television programming to multiple domestic and international television and cable networks and pay television services, and the sale of products such as DVDs, videocassettes, books and magazines. It also derives revenues related to its intellectual property through advertising in its magazines, networks, cable systems and online services and from various types of licensing activities, including licensing of its trademarks and characters. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent and trade secret laws and contract provisions. The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction; in the case of licenses, it also depends on contractual and/or statutory provisions.

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

REGULATION AND LEGISLATION

      The Company’s cable system, cable and broadcast television network and original programming businesses are subject, in part, to regulation by the Federal Communications Commission (“FCC”), and the cable system business is also subject to regulation by most local and some state governments where the Company has cable systems. The Company’s magazine, book and other direct marketing activities are also subject to regulation. In addition, in connection with regulatory clearance of the America Online-Historic TW Merger, the Company’s cable system and Internet businesses are subject to the terms of the Consent Decree (the “Consent Decree”) issued by the Federal Trade Commission (“FTC”), the Memorandum Opinion and Order (“Order”) issued by the FCC, as well as other conditions that have been fully satisfied and are no longer relevant. The Company is also subject to an FTC consent decree (the “Turner Consent Decree”) as a result of the FTC’s approval of the acquisition of Turner Broadcasting System, Inc. in 1996.

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

FTC Consent Decree

      On December 14, 2000, the FTC issued a Consent Decree in connection with the America Online-Historic TW Merger. The consent decree provided that, with the exception of Road Runner, Time Warner Cable was not permitted to launch an affiliated ISP, like the AOL for Broadband service, in its 20 largest divisions, until it launched the EarthLink service, an unaffiliated ISP, on those systems. The Consent Decree also provided that for those systems, Time Warner Cable had to enter into agreements with two additional unaffiliated ISPs within 90 days after launching an affiliated ISP. In addition, the Consent Decree required that, in its remaining divisions, Time Warner Cable had to enter into agreements with three unaffiliated providers within 90 days after launching an affiliated ISP.

      Time Warner Cable has now entered into, and received FTC approval for, agreements with the required number of unaffiliated ISPs in all covered divisions. If any of the required agreements expires or is terminated during the term of the Consent Decree, Time Warner Cable will be required to replace it with another approved agreement.

      The Consent Decree also requires that Time Warner Cable’s FTC-approved agreements contain a provision that requires Time Warner Cable to give notice to the unaffiliated ISPs if Time Warner enters into an agreement for AOL to provide ISP Service, as defined under the Decree, with any one of six specified cable operators. In that event, the Company is required to give each unaffiliated ISP the option to adopt all terms and conditions of the relevant AOL ISP Service agreement. In addition, the Consent Decree requires that Time Warner continue to offer and promote DSL service in areas served by Time Warner Cable to the same extent and on terms comparable to the terms offered in areas not served by Time Warner Cable. America Online is also prohibited from entering into agreements with cable MSOs that restrict the ability of that MSO to enter into agreements with other ISPs or interactive television providers. The Company’s obligations under the Consent Decree expire on April 17, 2006.

FCC Memorandum Opinion and Order

      On January 11, 2001, the FCC issued an Order imposing certain requirements regarding Time Warner Cable’s provision of multiple ISPs. Specifically, the Order requires Time Warner Cable to provide consumers with a list of available ISPs upon request, to allow ISPs to determine the content on their first screen, and to allow ISPs to have direct billing arrangements with the subscribers they obtain. The Order prohibits Time

Warner Cable from requiring customers to go through an affiliated ISP to reach an unaffiliated ISP, from requiring ISPs to include particular content, and from discriminating on the basis of affiliation with regard to technical system performance.

      In addition, the FCC’s Order prohibits the Company from entering into any agreement with Comcast that gives any ISP affiliated with the Company exclusive carriage rights on any former AT&T cable system for broadband ISP services or that affects Comcast’s ability to offer rates or other carriage terms to ISPs that are not affiliated with the Company.

Turner FTC Consent Decree

      The Company is also subject to the terms of a consent decree (the “Turner Consent Decree”) entered in connection with the FTC’s approval of the acquisition of Turner by Historic TW in 1996. Certain requirements imposed by the Turner Consent Decree, such as carriage commitments for Time Warner Cable for the rollout of at least one independent national news video programming service, have been fully satisfied by the Company. Various other conditions remain in effect, including certain restrictions which prohibit the Company from offering programming upon terms that (1) condition the availability of, or the carriage terms for, the HBO service upon whether a multichannel video programming distributor carries a video programming service affiliated with Turner; and (2) condition the availability of, or the carriage terms for, CNN, TBS and TNT upon whether a multichannel video programming distributor carries any video programming service affiliated with TWE. The Turner Consent Decree also imposes certain restrictions on the terms by which a Turner video programming service may be offered to an unaffiliated programming distributor that competes in areas served by Time Warner Cable.

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

      The Turner Consent Decree was modified by the FTC on December 21, 2004, upon application by Liberty Media, to permit Liberty Media to lend to a third party the Company common stock into which the non-voting stock held by it is convertible, provided that Liberty has no right to vote or to direct the voting of the loaned common stock and will not directly or indirectly influence or attempt to influence the voting of such stock. The Turner Consent Decree will expire in February 2007.

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

      FCC regulations require Time Warner Cable to carry the signals of both commercial and non-commercial local digital-only broadcast stations and the digital signals of local broadcast stations that return their analog spectrum to the government and convert to a digital broadcast format. The FCC’s rules give digital-only broadcast stations discretion to elect whether the operator will carry the station’s primary signal in a digital or converted analog format, and the rules also permit broadcasters with both analog and digital signals to tie the carriage of their digital signals to the carriage of their analog signals as a retransmission consent condition.

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

      High-Speed Internet Access. From time to time, industry groups, telephone companies and ISPs have sought local, state and federal regulations that would require cable operators to sell capacity on their systems to ISPs under a common carrier regulatory scheme. Cable operators have successfully challenged regulations requiring this “forced access,” although courts that have considered these cases have employed varying legal rationales in rejecting these regulations.

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

      Several ISPs appealed the FCC’s order in federal court, arguing that cable modem service is a “telecommunications service.” If the ISPs prevail, cable operators may become subject to a requirement that they carry any ISP desiring carriage. In addition, several local franchising authorities also appealed the order in federal court, arguing that the FCC should have held that cable-modem service is a “cable service.” If the local franchising authorities prevail, cable operators may be required to collect and pay franchise fees on cable modem service. In October 2003, the U.S. Court of Appeals for the 9th Circuit vacated in part, and remanded in part for further proceedings, the FCC’s 2002 order. The FCC and various cable-industry parties then filed a petition with the Supreme Court asking it to review the 9th Circuit decision, which, on December 3, 2004, was granted. Local franchising authorities also filed a petition for review, which, on December 6, 2004, was denied. A decision on the merits is expected by June 2005.

      Ownership Limitations. There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities. Local telephone companies generally may not acquire more than a small equity interest in an existing cable system in the telephone company’s service area, and cable operators generally may not acquire more than a small equity interest in a local telephone company providing service within the cable operator’s franchise area. In addition, cable operators may not have more than a small interest in “multichannel multipoint distribution services” facilities or “satellite master antenna television” systems in their service areas. Finally, the FCC has been exploring whether it should prohibit cable operators from holding ownership interests in satellite operators.

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

      Pole Attachment Regulation. The Communications Act requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in some states in which Time Warner Cable operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC’s original rate formula governs the maximum rate utilities may charge for attachments to their poles and conduit by cable operators providing cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate utilities may charge for attachments to their poles and conduit by companies providing telecommunications services. Any increase in attachment rates resulting from the FCC’s new rate formula is being phased in (in equal annual installments) over a five-year period that began in February 2001. The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are being used to provide both cable service and high-speed data service.

      Other Regulatory Requirements of the Communications Act and the FCC. The Communications Act also includes provisions regulating customer service, subscriber privacy, marketing practices, equal employ-

ment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements and the collection from cable operators of annual regulatory fees, which are calculated based on the number of subscribers served and the types of FCC licenses held.

      Certain regulatory requirements are also applicable to set-top boxes. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. In 1996, Congress enacted a statute seeking to allow subscribers to use set-top boxes obtained from third-party retailers. The most important of the FCC’s implementing regulations requires cable operators to offer separate equipment providing only the conditional-access security function (so that subscribers can purchase set-top boxes or other navigational devices from other sources) and to cease placing into service new set-top boxes that have integrated conditional-access security. The regulations requiring cable operators to cease distributing set-top boxes with integrated conditional-access security are currently scheduled to go into effect on July 1, 2006. Some cable operators have asked the FCC to reconsider these regulations or, in the alternative, to extend the deadline. Those requests are pending as of March 1, 2005.

      In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to interoperability between cable systems and reception equipment. Among other things, the agreement envisions consumer electronics devices with a slot for a conditional-access security card — a CableCARD® — provided by the cable operator. To implement the agreement, the FCC promulgated regulations that require cable systems with activated spectrum of 750 MHz or greater to support unidirectional digital devices; establish a voluntary labeling system for unidirectional devices; prohibit so-called “selectable output controls”; and adopt content-encoding rules. The FCC has issued a further notice of proposed rulemaking to consider additional changes. Cable operators, consumer-electronics companies and other market participants are holding discussions that are expected to lead to a similar set of interoperability agreements covering digital devices capable of carrying cable operators’ two-way and interactive products and services.

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

Regulation of Telephony

      As of December 31, 2004, it was unclear whether and to what extent regulators will subject Voice over Internet Protocol (“VoIP”) service provided by cable operators to the regulations that apply to traditional circuit switch telephone service provided by incumbent telephone companies. In February 2004, the FCC opened a rulemaking proceeding to consider these and other issues. This proceeding remains pending. In November 2004, the FCC issued an order preempting certain kinds of state regulation of VoIP services, including state requirements to obtain a certificate and to file a tariff. The order did not decide, however, what federal rules should apply. In particular, there is uncertainty as to whether and to what extent the “access charge” and “universal service” rules that apply to traditional circuit switch telephone service will also apply to VoIP service. It is also possible that regulators will allow utility pole owners to charge cable operators offering VoIP service higher rates for pole rental than for traditional cable service and cable-modem service.

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

Marketing Regulation

      Time Inc.’s magazine and book marketing activities, as well as other marketing and billing activities by America Online and other divisions of the Company, are subject to regulation by the FTC and each of the state Attorneys General under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy), the FTC Mail or Telephone Order Merchandise Rule and the FTC Telemarketing Sales Rule. There are also certain specific state statutes and rules that regulate conduct in areas such as privacy, data security and telemarketing. In addition, Time Inc. regularly receives and resolves routine inquiries from state Attorneys General and is subject to standing agreements with state Attorneys General addressing some of Time Inc.’s marketing activities. Certain of Time Inc.’s specific marketing methods, such as automatic subscription renewal and free trial, are being examined by the Attorneys General of several states. America Online is also subject to a 2004 FTC Consent Decree, a 1998 FTC Consent Decree and Assurances of Voluntary Compliance with state governments regarding America Online’s marketing and billing activities, including its cancel/save processes, billing practices, rebates and other marketing promotions.

DESCRIPTION OF CERTAIN PROVISIONS OF AGREEMENTS

RELATED TO TWC INC.

Background

      Time Warner Cable Inc., referred to herein as TWC Inc., was created in connection with the March 31, 2003 restructuring (the “TWE Restructuring”) of Time Warner Entertainment Company, L.P. (“TWE”), a limited partnership which formerly held a substantial portion of the Company’s filmed entertainment and cable television assets.

      Among other things, as a result of the TWE Restructuring, all of Time Warner’s interests in cable, including those that were wholly owned and those that were held through TWE, became controlled by TWC Inc. As part of the TWE Restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems and TWE, which continues to own the interests in the cable systems that it held prior to the TWE Restructuring, became a subsidiary of TWC Inc. In exchange for the 27.64% stake in TWE previously held by Comcast, TWC Inc. issued to Comcast, among other things, a 21% effective interest in TWC Inc.’s business, consisting of a 17.9% stock interest in TWC Inc and a 4.7% limited partnership interest in TWE. Under the arrangements entered into by Comcast as part of the process of obtaining FCC approval of Comcast’s acquisition of AT&T Broadband, Comcast (and/or the Comcast trust referred to below) are obligated to take steps to dispose of their entire interest in TWC Inc. and TWE held by Comcast or such Comcast trust in an orderly process by November 2007, and in any event by May 2008.

      In connection with the TWE Restructuring, Comcast also received Series A Mandatorily Convertible Preferred Stock of Time Warner that will convert automatically on March 31, 2005 into shares of Time Warner Common Stock having a value equal to $1.5 billion at the time of conversion, up to a maximum of 225,056,264 shares. For additional information with respect to the TWE Restructuring, see “Description of Certain Provisions of the TWE Partnership Agreement” below.

Recent Developments

      On September 24, 2004, TWC Inc. entered into a Tolling and Optional Redemption Agreement with Comcast and certain of its affiliates, including the trust that holds shares of TWC Inc. on behalf of Comcast (the “Redemption Agreement”). Pursuant to the Redemption Agreement, Comcast was granted an option

(the “Option”), originally exercisable between December 1, 2004 and April 1, 2005, to require TWC Inc. to redeem a portion of the TWC Inc. stock held by Comcast in exchange for the stock of a TWC Inc. subsidiary with cable systems servicing approximately 90,000 basic cable subscribers as of December 31, 2004, plus approximately $750 million in cash. The Redemption Agreement was amended in February 2005 to extend the expiration date of the Option to 60 days following notice by either TWC Inc. or Comcast or, after April 1, 2005, immediately if Comcast irrevocably elects not to exercise the Option.

      If the Option is exercised, Comcast’s current 21% effective interest in TWC Inc.’s business will be reduced to approximately 17% — consisting of a 13.7% common stock interest in TWC Inc. and a 4.7% limited partnership interest in TWE. The closing of the transaction will be subject to required governmental and regulatory approvals and other customary closing conditions. For details related to the accounting of this transaction, see Note 6, “TWE and TWC Inc. Related Transactions,” to the Company’s financial statements.

Management and Operation of TWC Inc.

      The following description summarizes certain provisions of agreements related to, and constituent documents of, TWC Inc. that affect and govern the ongoing operations of TWC Inc. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of such agreements and constituent documents.

      Stockholders of TWC Inc. As a result of the TWE Restructuring, Time Warner and its subsidiaries received shares of TWC Inc. Class A common stock, which generally has one vote per share, and shares of TWC Inc. Class B common stock, which generally has ten votes per share, which together represent 89.3% of the voting power of TWC Inc. and 82.1% of the equity of TWC Inc. A Comcast trust (the “Comcast Trust”) received shares of Class A common stock of TWC Inc. representing the remaining 10.7% of the voting power and 17.9% of the equity of TWC Inc. The Class B common stock is not convertible into Class A common stock upon transfer or otherwise. The Class A common stock and the Class B common stock vote together as a single class on all matters, except with respect to the election of directors and certain matters described below.

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

      The TWC Inc. Certificate of Incorporation requires that there be at least two independent directors on the board of directors of TWC Inc. In addition, a parent agreement (the “Parent Agreement”) among Time Warner, TWC Inc. and Comcast provides that until such time that an initial public offering of TWC Inc. common stock is effected, at least 50% of the independent directors must be reasonably satisfactory to the Comcast Trust. To the extent possible, all such independent directors will be Class A Directors. If an initial public offering of TWC Inc. is effected, the Certificate of Incorporation requires that at least 50% of the board of directors of TWC Inc. consist of independent directors for three years.

      Protections of Minority Class A Common Stockholders. The approval of the holders of a majority of the voting power of the outstanding shares of Class A common stock held by persons other than Time Warner is necessary in connection with:

•	any merger, consolidation or business combination of TWC Inc. in which the holders of Class A common stock do not receive per share consideration identical to that received by the holders of Class B common stock (other than with respect to voting power) or which would adversely affect the Class A common stock relative to the Class B common stock;

•	any change to the Certificate of Incorporation that would have a material adverse effect on the rights of the holders of the Class A common stock in a manner different from the effect on the holders of the Class B common stock;

•	through and until the fifth anniversary of the completion of an initial public offering of TWC Inc., any change to provisions of TWC Inc.’s by-laws concerning restrictions on transactions between TWC Inc. and Time Warner and its affiliates;

•	any change to the provisions of the Certificate of Incorporation that would affect the right of the Class A common stock to vote as a class in connection with any of the events discussed above; and

•	any change to the Certificate of Incorporation that would alter the number of independent directors required on the TWC Inc. board of directors.

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

      Time Warner Standstill. Under the Parent Agreement, Time Warner has agreed that for a period of three years following the completion of an initial public offering of TWC Inc., Time Warner will not make or announce a tender offer or exchange offer for the Class A common stock of TWC Inc. without the approval of a majority of the independent directors of TWC Inc.; and for a period of ten years following an initial public offering of TWC Inc., Time Warner will not enter into any business combination with TWC Inc., including a short-form merger, without the approval of a majority of the independent directors of TWC Inc.

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

TWC Inc. Registration Rights Agreements

      TWC Inc. Registration Rights Agreement with Comcast Trust. At the closing of the TWE Restructuring, a Comcast Trust entered into a registration rights agreement with TWC Inc. relating to its shares of Class A common stock, as well as any common stock of TWC Inc. that it or another Comcast trust may receive in connection with a sale of a partnership interest in TWE under the Partnership Interest Sale Agreement (see “Description of Certain Provisions of the TWE Partnership Agreement — Exit Rights,” below).

      Subject to several exceptions, including TWC Inc.’s right to defer a demand registration under some circumstances, the Comcast Trust has the right to require that TWC Inc. take commercially reasonable steps to register for public resale under the Securities Act of 1933 all shares of Class A common stock owned by it that it requests be registered. On December 29, 2003, TWC Inc. received a notice from the Comcast Trust requesting that TWC Inc. commence to register for sale in a firm underwritten offering all of Comcast’s 17.9% common interest in TWC Inc. Under the Redemption Agreement described above, as amended, Comcast agreed not to exercise or pursue its registration rights until the Option expires. This provision of the Redemption Agreement supersedes Comcast’s request to TWC Inc. in December 2003 to register its TWC Inc. stock. Under the registration rights agreement, TWC Inc. is not obligated to effect more than one demand registration on behalf of the Comcast Trust in any 270-day period. TWC Inc. is not obligated to effect a demand registration on behalf of the Comcast Trust if the Comcast Trust has received proceeds in excess of $250 million (or 10% of TWC Inc.’s market capitalization) from private placements of and hedging transactions relating to TWC Inc.’s common stock in the preceding 270-day period. Any registered hedging transaction or other monetization with respect to TWC Inc. common stock by the Comcast Trust will be deemed to constitute a demand registration.

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

DESCRIPTION OF CERTAIN PROVISIONS OF THE

TWE PARTNERSHIP AGREEMENT

      The TWE Partnership Agreement was amended in connection with the closing of the TWE Restructuring (as amended, the “New TWE Partnership Agreement”) on March 31, 2003. The following description summarizes certain provisions of the New TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the New TWE Partnership Agreement.

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

      Upon the completion of the TWE Restructuring, TWC Inc. became the general partner of TWE and a subsidiary of Time Warner and one of the Comcast Trusts became the limited partners of TWE. Since then, there have been further restructurings such that, as of March 1, 2005, the general partnership interests in TWE were held collectively by three wholly owned subsidiaries of TWC Inc.

      Following the completion of these restructurings, TWC Inc., through its subsidiaries, has assumed the exclusive authority to manage the business and affairs of TWE, subject to certain protections over extraordinary actions afforded the Comcast Trust under the New TWE Partnership Agreement. These protections consist of consent rights over the dissolution or liquidation of TWE and the transfer of control of TWE to a third party, in each case, prior to March 31, 2006, and the right to approve of certain amendments to the New TWE Partnership Agreement.

Certain Covenants

      Transactions with Affiliates. The New TWE Partnership Agreement requires that transactions between TWC Inc. and its subsidiaries, on the one hand, and TWE and its subsidiaries on the other hand, be conducted on an arm’s-length basis, with management, corporate or similar services being provided by TWC Inc. on a “no mark-up” basis with fair allocations of administrative costs and general overhead.

Exit Rights

      Sale and Appraisal Rights of Trust. Under a partnership interest sale agreement (the “Partnership Interest Sale Agreement”) entered in connection with the closing of the TWE Restructuring, at any time following March 31, 2005, the Comcast Trust has the right to require TWC Inc. to purchase all or a portion of the Comcast Trust’s 4.7% residual limited partnership interest in TWE at an appraised fair market value. If Comcast exercises this right, Time Warner can elect to purchase Comcast’s interest in TWE instead of TWC Inc. The fair market value of the interest will be determined separately by two investment banks, one appointed by the Comcast Trust and one appointed by TWC Inc. If the higher of the two valuations presented by the investment banks is within 110% of the lower valuation, then the fair market value of the offered partnership interest will be the average of the two valuations. If the higher valuation is not within 110% of the lower valuation, a third investment bank selected by the other two investment banks, or, if they are unable to agree on a third investment bank, an investment bank selected by the American Arbitration Association will choose one of the two valuations to be the fair market value of the offered partnership interest, and that determination will be final and binding.

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

DESCRIPTION OF CERTAIN PROVISIONS OF THE

TWE-A/ N PARTNERSHIP AGREEMENT

      The following description summarizes certain provisions of the TWE-A/N Partnership Agreement relating to the ongoing operations of the TWE-Advance/Newhouse Partnership (“TWE-A/N”). Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/N Partnership Agreement.

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

DESCRIPTION OF AGREEMENT WITH LIBERTY MEDIA CORPORATION

      The following description summarizes certain provisions of the Company’s agreement with Liberty Media and certain of its subsidiaries (collectively, “LMC”) that was entered into in connection with the merger of Turner Broadcasting System, Inc. in 1996 (the “Turner Transaction”) and the Turner Consent Decree. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Second Amended and Restated LMC Agreement dated as of September 22, 1995 among Historic TW, Time Warner Companies, Inc. and LMC (the “LMC Agreement”).

Ownership of Time Warner Common Stock

      Pursuant to the LMC Agreement, immediately following consummation of the Turner Transaction, LMC exchanged the 50.6 million shares of Historic TW common stock, par value $.01 per share received by LMC in the Turner Transaction on a one-for-one basis for 50.6 million shares of Series LMCN-V Common Stock of Historic TW. In June 1997, LMC and its affiliates received 6.4 million additional shares of Series LMCN-V Common Stock pursuant to the provisions of an option agreement between Historic TW and LMC and its affiliates. In May 1999, the terms of the Series LMCN-V Common Stock were amended, which effectively resulted in a two-for-one stock split. At the time of the America Online-Historic TW Merger, each share of Series LMCN-V Common Stock was exchanged for one and one half shares of a substantially identical Series LMCN-V Common Stock of the Company. Each share of Series LMCN-V Common Stock receives the same dividends and otherwise has the same rights as a share of Time Warner Common Stock except that (a) holders of Series LMCN-V Common Stock are entitled to 1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders, and (b) unlike shares of Time Warner Common Stock, shares of Series LMCN-V Common Stock are not subject to redemption by the Company if necessary to prevent the loss by the Company of any governmental license or franchise. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange.

      LMC exchanged its shares of Historic TW common stock for Series LMCN-V Common Stock in order to comply with the Turner Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of the Company other than securities that have limited voting rights. In 2002, LMC sought to eliminate these restrictions from the Turner Consent Decree; the petition was denied by the FTC without prejudice. See “Regulation and Legislation — Turner FTC Consent Decree,” above. The Turner Consent Decree will expire in February 2007.

      Each share of Series LMCN-V Common Stock is convertible into one share of Time Warner Common Stock at any time when such conversion would no longer violate the Turner Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party. Following application by LMC, the Turner Consent Decree was modified by the FTC on December 21, 2004 to permit LMC, in connection with a hedging transaction, to lend the Time Warner Common Stock into which its Series LMCN-V Common Stock is convertible. As a result, approximately 74,870,395 of the 171,185,826 shares of Series LMCN-V Common Stock owned by LMC have been converted into Time Warner Common Stock as of February 28, 2005 but are still deemed beneficially owned by LMC. Under the terms of the modification, LMC has no right to vote or to direct the voting of the loaned Common Stock and may not directly or indirectly influence or attempt to influence its voting.

Other Agreements

      Under the LMC Agreement, if the Company takes certain actions that have the effect of (a) making the continued ownership by LMC of the Company’s equity securities illegal under any federal or state law, (b) imposing damages or penalties on LMC under any federal or state law as a result of such continued ownership, (c) requiring LMC to divest any such Company equity securities, or (d) requiring LMC to discontinue or divest any business or assets or lose or significantly modify any license under any communications law (each a “Prohibited Effect”), then the Company will be required to compensate LMC for income taxes incurred by it in disposing of all the Company’s equity securities received by LMC in connection with the Turner Transaction and related agreements (whether or not the disposition of all such equity securities is necessary to avoid such Prohibited Effect).

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

CURRENCY RATES AND REGULATIONS

      Time Warner’s foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. Time Warner cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 16, “Derivative Instruments — Foreign Currency Risk Management” to the consolidated financial statements set forth in the financial pages herein. For a discussion of revenues of international operations, see Note 17, “Segment Information” to the consolidated financial statements set forth in the financial pages herein.

Item 2.     Properties.

      The following table sets forth certain information as of December 31, 2004 with respect to the Company’s principal properties (over 250,000 square feet in area) that are occupied for corporate offices or used primarily by the Company’s divisions, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

		Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

New York, NY One Time Warner Center	Executive and administrative offices, studio and technical space (Corporate HQ, Turner, CNN)	1,007,350	Owned and occupied by the Company.
New York, NY 75 Rockefeller Plaza Rockefeller Center	Business offices (AOL); partially subleased to third party tenants.	560,000	Leased by the Company. Lease expires in 2014.

Dulles, VA 22000 AOL Way	Executive, administrative and business offices (AOL HQ Campus)	1,573,050	Owned and occupied by the Company.

Mt. View, CA Middlefield Rd	Executive, administrative and business offices (AOL Campus)	432,950	Leased by the Company. (Leases expire from 2006- 2013). Approximately 8,000 sq. ft is sublet to outside tenants and approximately 200,000 sq. ft. is being marketed for sublease.

Columbus, OH Arlington Centre Blvd.	Executive, administrative and business offices (CompuServe/Netscape Campus)	280,900	Owned and occupied by the Company. Approximately 11,000 sq. ft. is sublet to a third party tenant.

		Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

Reston, VA Sunrise Valley	Reston Tech Center with executive and administrative offices (AOL)	278,000	Owned and occupied by the Company.

New York, NY Time & Life Bldg. Rockefeller Center	Business and editorial offices (Time Inc.)	1,600,000	Leased by the Company. Most leases expire in 2017. Approximately 116,000 sq. ft. is sublet to outside tenants, including approximately 75,000 sq. ft. leased to Bookspan.

Atlanta, GA One CNN Center	Executive and administrative offices, studios, technical space and retail (Turner)	1,274,000	Owned by the Company. Approximately 47,000 sq. ft. is sublet to outside tenants.

Atlanta, GA 100 CNN Center	Hotel	1,100,000	Turner has 50% ownership in joint venture with Omni International Hotels.

Atlanta, GA 1050 Techwood Dr.	Offices and studios (Turner)	865,000	Owned and occupied by the Company.

London, England Kings Reach Tower	Executive and administrative offices (Time Inc.)	251,000	Leased by the Company. Lease expires in 2007.(a)

Lebanon, IN 121 N. Enterprise	Warehouse space (Time Inc.)	500,450	Leased by the Company. Lease expires in 2012.

Lebanon, IN Lebanon Business Park	Warehouse space (Time Inc.)	395,700	Leased by the Company. Lease expires in 2012.

New York, NY 1100 and 1114 Ave. of the Americas	Business offices (HBO)	612,500	Leased by the Company under two leases expiring in 2018.

Columbia, SC 3325 Platt Spring Road	Divisional HQ, call center, warehouse (Time Warner Cable)	318,550	Owned by the Company. Approximately 50% of space is leased to a third party tenant.

Burbank, CA The Warner Bros. Studio	Sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot and other Burbank properties (Warner Bros.)	4,216,900 sq. ft. of improved space on 158 acres(b)	Owned by the Company.

Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

Burbank, CA 3400 Riverside Drive	Executive and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019 with rights to terminate starting in 2012. Approximately 17,000 sq. ft. sublet to outside tenants.

Valencia, CA Undeveloped land	Location filming (Warner Bros.)	232 acres	Owned by the Company.

(a)	IPC Media is constructing a new 500,000 sq. ft. facility in London which is expected to be completed in 2006 and occupied in early 2007.
(b)	Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial and office uses.

Item 3.     Legal Proceedings.

Securities Matters

      As of March 1, 2005, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been consolidated for pretrial proceedings. The Minnesota State Board of Investment (“MSBI”) has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the America Online-Historic TW Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed. On August 11, 2004, the court granted MSBI’s motion to file a second amended complaint. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims, and thus plaintiffs do not have any recoverable damages. That motion is pending. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      As of March 1, 2005, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including Time Warner Entertainment Company, L.P. (“TWE”), certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the Court granted in part, and denied in part, the Company’s motion to dismiss. The Court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      As of March 1, 2005, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in the three of these four cases. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young LLP. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14a-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensa-

tory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 16, 2004, plaintiff filed an amended complaint adding certain institutional defendants, including Historic TW, and certain current directors of the Company. On November 22, 2004, the Company filed a motion to dismiss the complaint. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

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

      On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the America Online — Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles (the “California Actions”). On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

      On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its America Online division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals; that appeal was fully briefed as of January 10, 2005. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, America Online and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. On September 13, 2004, in a related matter, PurchasePro filed an adversary proceeding against the Company in the U.S. Bankruptcy Court for the District of Nevada alleging fraudulent conveyance and unjust enrichment in connection with PurchasePro warrants issued to the Company. On December 15, 2004, the Bankruptcy Court granted the Company’s motion to dismiss the complaint without prejudice. On January 26, 2005, PurchasePro filed an amended complaint. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Update on Status of Government Investigations

      As previously disclosed by the Company, the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) have been conducting investigations into the accounting and disclosure practices of the Company. Those investigations focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002.

      As announced on December 15, 2004, the Company and its subsidiary, America Online, have reached a definitive agreement with the DOJ that resolves the DOJ’s investigation of the Company. The Company also announced that it has proposed a settlement to the staff of the SEC that the staff has agreed to recommend to the SEC Commissioners.

      Under the terms of the settlement in connection with the investigation of the DOJ, the DOJ filed a criminal complaint against AOL for the conduct of certain employees in connection with securities fraud by PurchasePro.com, but the DOJ will defer prosecution of AOL. After two years, provided the Company fulfills its obligations under the agreement, the DOJ will dismiss the criminal complaint filed against AOL. In addition, the DOJ will not prosecute the Company or AOL for conduct relating to certain other transactions entered into by AOL or the Company from July 1, 1999, including transactions that were the subject of the DOJ or SEC investigations. In connection with the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company may use to settle related securities litigation. The fund is reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004. The Company’s other obligations under the settlement agreement are to (a) accept responsibility for the conduct of certain AOL employees with respect to PurchasePro.com transactions; (b) cooperate fully with the DOJ or any other federal criminal law enforcement agency regarding the transactions covered by the settlement; and (c) retain and cooperate with an independent monitor, who will review the effectiveness of AOL’s internal controls, including those related to the accounting for advertising and related transactions.

      Under the settlement the SEC staff will recommend to the SEC Commissioners, Time Warner will agree, without admitting or denying the Commission’s allegations, to be enjoined from future violations of certain provisions of the securities laws. Under the proposed settlement:

•	The Company would pay a $300 million penalty, which the SEC staff will request be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	The Company would adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. (“Bertelsmann”) that were improperly recognized or prematurely recognized primarily in the second half of 2000, during 2001 and during 2002. Additionally, the Company would adjust its accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Consistent with its previous announcement, the Company would adjust its historical accounting for its investment in and consolidation of AOL Europe S.A. (“AOL Europe”); and

•	The Company would also agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner would review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, including three cable programming affiliation agreements with related advertising elements, was in conformity with generally accepted accounting principles, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.

      Final settlement is subject to both agreement on final documentation and approval by the SEC Commissioners. The Company will not be able to deduct the $300 million penalty to be paid under the proposed settlement for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. In connection with the proposed settlement with the SEC, the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003 have been restated to adjust the accounting. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the accompanying financial pages.

Other Matters

      On August 18, 2004, The Saul Zaentz Company filed a complaint in California Superior Court, County of Los Angeles, against New Line Cinema Corporation, a wholly owned subsidiary of the Company (“New Line”), for alleged breach of contract, declaratory relief and other claims. New Line and plaintiff are parties to a license agreement concerning rights in and to literary works written by J.R.R. Tolkien titled The Hobbit and The Lord of the Rings. The complaint alleges, among other things, that New Line owes royalties to plaintiff based on a percentage of gross receipts received by New Line’s international third party distributors from its motion picture “The Lord of the Rings: The Fellowship of the Rings.” On September 27, 2004, New Line filed an answer and cross-complaint for breach of contract and declaratory relief against plaintiff. A trial date has been set for July 19, 2005. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit.

      Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. in Brazil and acts as a service provider to the Warner Bros. home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of Sao Paulo, where WBS is based, have challenged this position. In some additional tax cases, WBS, often together with other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend all of these various tax cases vigorously, but is unable to predict the outcome of these suits.

      As of March 1, 2005, 22 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online. Plaintiffs allege that America Online violated various consumer protection laws by charging members for services or goods without authorization, including unauthorized secondary accounts offered in connection with America Online’s “Spin-Off a Second Account” (“SOSA”) program, and/or by continuing to charge members for services after receiving requests for cancellation. Motions to dismiss have been denied in O’Leary v. America Online, Inc., which was filed in the Circuit Court for St. Clair County, Illinois, and White v. America Online, Inc., which was filed in the Circuit Court for Madison County, Illinois. Eleven class actions involving SOSA accounts have been transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Central District of California for consolidated or coordinated pretrial proceedings (In re America Online Spin-Off Accounts Litigation), and the Company’s motion to dismiss that complaint has been denied. On January 5, 2004, the SOSA case pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in the plaintiffs’ Member Agreement with AOL. On February 17, 2005, the Washington Court of Appeals reversed the lower court’s dismissal; the Company intends to file a motion for reconsideration of the Court of Appeals’ decision. On October 12, 2004, the SOSA case pending in the Court of Common Pleas of Hamilton County, Ohio, titled Robert Schwartz v. America Online, Inc., was dismissed based on the forum selection clause and that dismissal is now final. McCall v America Online, Inc., the SOSA case which was pending in the Superior Court of Cape May County, New Jersey, has been voluntarily dismissed. America Online has filed or will file motions to dismiss in the remaining cases. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.

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

The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.

      On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiffs allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. On November 19, 2003, the court ordered plaintiffs’ complaints to be consolidated. Plaintiffs filed their amended consolidated class action complaint on December 17, 2003, seeking compensatory damages, disgorgement, attorneys’ fees and injunctive and declaratory relief. On February 6, 2004, the Company moved to compel arbitration and to stay the matter pending arbitration or, alternatively, to dismiss the case; the court denied this motion on April 19, 2004, and the Company filed a notice to appeal the decision on arbitration to the U.S. Court of Appeals for the Second Circuit. On March 7, 2005, the Second Circuit remanded the case to the district court so that the parties may seek approval of a proposed classwide settlement. The proposed settlement is immaterial to the Company.

      On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company has opposed. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit.

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

      The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of March 1, 2005.

Name	Age	Office

Richard D. Parsons	56	Chairman of the Board & Chief Executive Officer
Jeffrey L. Bewkes	52	Chairman, Entertainment & Networks Group
Don Logan	61	Chairman, Media & Communications Group
Edward I. Adler	51	Executive Vice President, Corporate Communications
Paul T. Cappuccio	43	Executive Vice President and General Counsel
Patricia Fili-Krushel	51	Executive Vice President, Administration
Olaf Olafsson	42	Executive Vice President
Wayne H. Pace	58	Executive Vice President and Chief Financial Officer

      Set forth below are the principal positions held by each of the executive officers named above:

Mr. Parsons	Chairman of the Board and Chief Executive Officer since May 2003, having served as Chief Executive Officer from May 2002. Prior to May 2002, Mr. Parsons served as Co-Chief Operating Officer from the consummation of the Merger and was President of Historic TW pre-Merger from February 1995. He previously served as Chairman and Chief Executive Officer of The Dime Savings Bank of New York, FSB from January 1991.

Mr. Bewkes	Chairman, Entertainment & Networks Group since July 2002; prior to that, Mr. Bewkes served as Chairman and Chief Executive Officer of the Home Box Office division of the Company from May 1995 and President and Chief Operating Officer for the preceding five years.

Mr. Logan	Chairman, Media & Communications Group since July 2002; prior to that, Mr. Logan served as Chairman and Chief Executive Officer of Time Inc., the Company’s publishing subsidiary, from August 1994, and as its President and Chief Operating Officer from June 1992. Prior to that, he held various executive positions with Southern Progress Corporation, which was acquired by Time Inc. in 1985.

Mr. Adler	Executive Vice President, Corporate Communications since January 2004; prior to that, Mr. Adler served as Senior Vice President, Corporate Communications from the consummation of the Merger, Senior Vice President, Corporate Communications of Historic TW pre-Merger from January 2000 and Vice President, Corporate Communications of Historic TW prior to that.

Mr. Cappuccio	Executive Vice President and General Counsel since the consummation of the Merger, and Secretary until January 2004; prior to the Merger, he served as Senior Vice President and General Counsel of America Online from August 1999. Before joining

America Online, from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was also an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Ms. Fili-Krushel	Executive Vice President, Administration since July 2001; prior to that, she was Chief Executive Officer of WebMD Health division of WebMD Corporation, an Internet portal providing health information and service for the consumer, from April 2000 to July 2001 and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

Mr. Olafsson	Executive Vice President since March 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel that was published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and prior to that, Mr. Olafsson served as President of Advanta Corp., a financial services company, from March of 1998 until November 1999.

Mr. Pace	Executive Vice President and Chief Financial Officer since November 2001; prior to that, he was Vice Chairman, Chief Financial and Administrative Officer of Turner from March 2001, having held other executive positions, including Chief Financial Officer, at Turner since July 1993. Prior to joining Turner, Mr. Pace was an audit partner with Price Waterhouse, now PricewaterhouseCoopers, an international accounting firm.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The principal market for the Company’s Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2004, see “Quarterly Financial Information” at pages 215 through 216 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 28, 2005 was approximately 60,000.

      The Company has not paid any dividends since its formation.

      There is no established public trading market for the Company’s Series LMCN-V Common Stock, which as of February 28, 2005 was held of record by eight holders.

      The following table provides information about purchases by the Company during the quarter ended December 31, 2004 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased(1)	Paid Per Share	Programs	Programs

Oct. 1, 2004-Oct. 31, 2004	0	$0	0	0
Nov. 1, 2004-Nov. 31, 2004	36,794	$17.44	0	0
Dec. 1, 2004-Dec. 30, 2004	44,057	$18.40	0	0

Total	80,051	$18.14	0	0

(1)	These shares represent shares of Common Stock that were tendered by employees to the Company to (a) pay the exercise price in connection with exercises of stock options or (b) satisfy tax withholding obligations in connection with exercises of stock options or the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the exercise or vesting date, as applicable.

Item 6.	Selected Financial Data.

      The selected financial information of the Company for the five years ended December 31, 2004 is set forth at pages 213 through 214 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The information set forth under the caption “Management’s Discussion and Analysis” at pages 56 through 132 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The information set forth under the caption “Market Risk Management” at pages 115 through 117 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

      The consolidated financial statements and supplementary data of the Company and the report of the independent auditors thereon set forth at pages 133 through 208, 217 through 224 and 210 herein are incorporated herein by reference.

      Quarterly Financial Information set forth at pages 215 through 216 herein is incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. As discussed elsewhere in this Form 10-K, the Company began consolidating the financial results of AOLA effective March 31, 2004 pursuant to the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” as revised (“FIN 46R”). Because the Company does not control AOLA, the Company’s disclosure controls and procedures with respect to information regarding AOLA also are more limited than those for consolidated subsidiaries the Company controls. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Consolidation of Variable Interest Entities” for more information regarding the consolidation of the financial results of AOLA.

Management’s Report on Internal Control Over Financial Reporting

      Management’s report and the report of the independent auditors thereon set forth at pages 209 and 211 through 212 are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

      There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

      Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; Principal Accounting Fees and Services.

      Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2005 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report; (ii) the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference; and (iii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

      The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarner.com/corporate-information. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

      The following table summarizes information as of December 31, 2004, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be		equity compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding securities
	outstanding options,	price of outstanding options,	reflected in
Plan Category	warrants and rights	warrants and rights	column (a))(4)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	135,135,263	$31.68	181,089,137
Equity compensation plans not approved by security holders(2)	341,554,383	$31.04	0
Total(3)	476,689,646	$31.22	181,089,137

(1)	Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2003 Stock Incentive Plan, (ii) Time Warner Inc. 1999 Stock Plan, (iii) Time Warner Inc. 1999 Restricted Stock and Restricted Stock Unit Plan, (iv) Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, and (v) Time Warner Inc. Employee Stock Purchase Plan (column (c) includes 7,565,878 shares that were available for future issuance under this plan). The Time Warner Inc. 2003 Stock Incentive Plan was approved by the Company’s stockholders in May 2003. The other plans or amendments to such plans were approved by the stockholders of either America Online or Historic TW in either 1998 or 1999. These other plans were assumed by the Company in connection with the America Online-Historic TW Merger, which was approved by the stockholders of both America Online and Historic TW on June 23, 2000.

(2)	Equity compensation plans not approved by security holders consist of the AOL Time Warner Inc. 1994 Stock Option Plan, which expired in November 2003.

(3)	Does not include options to purchase an aggregate of 142,308,826 shares of Common Stock (131,583,262 of which were awarded under plans that were approved by the stockholders of either America Online or Historic TW prior to the America Online-Historic TW Merger), at a weighted average exercise price of $27.68, granted under plans assumed in connection with transactions and under which no additional options may be granted.

(4)	Includes securities available under the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, which uses the formula of .003% of the shares of Common Stock outstanding on December 31 of the prior calendar year to determine the maximum amount of securities available for issuance each year under the plan (resulting in 13,449,514, shares available for issuance in 2005). Also includes securities available under the following plan that previously used a formula for determining the maximum amount of securities available for issuance based on the number of shares outstanding at December 31 of the prior year, but for which the maximum number of shares is not subject to further adjustment: (i) the Time Warner Inc. 1999 Restricted Stock and Restricted Stock Unit Plan, which provided for a maximum number of shares of Common Stock available for restricted stock awards of .08% of the shares of Common Stock outstanding on December 31 of the prior year. Of the shares available for future issuance under the Time Warner Inc. 1999 Stock Plan and the Time Warner Inc. 2003 Stock Incentive Plan, a maximum of 990,333 shares and 39,282,000 shares, respectively, may be awarded as restricted stock as of December 31, 2004.

    The Time Warner Inc. 1999 Stock Plan (the “1999 Stock Plan”) was approved by the stockholders of America Online in October 1999 and was assumed by the Company in connection with the America Online-Historic TW Merger in 2001. Under the 1999 Stock Plan, stock options (non-qualified and incentive), stock purchase rights, i.e., restricted stock, and restricted stock units can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. No incentive stock options have been awarded under the 1999 Stock Plan. The exercise price of a stock option under the 1999 Stock Plan cannot be less than the fair market value of the Common Stock on the date of grant. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as death or disability, and expire ten years from the grant date. No more than 5 million of the total 100 million shares of Common Stock that can be issued pursuant to the 1999 Stock Plan can be issued for awards of restricted stock and restricted stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally have vested over a four- or five-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. The awards of stock options made to non-employee directors of the Company are made pursuant to the 1999 Stock Plan, which provides for an award of 8,000 stock options when a non-employee director is first elected to the Board of Directors and then annual awards of 8,000 stock options following the annual meeting of stockholders. Stock options awarded to non-employee directors vest in installments of 25% over a four-year period or earlier if the director does not stand for re-election or is not re-elected after being nominated.

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

      The Time Warner Inc. 1999 Restricted Stock and Restricted Stock Unit Plan (the “1999 Restricted Stock Plan”) was approved by the stockholders of Historic TW in May 1999 and was assumed by the Company in connection with the America Online-Historic TW Merger. The 1999 Restricted Stock Plan will terminate on May 19, 2009. Under the 1999 Restricted Stock Plan, awards of restricted stock and restricted stock units can be made to employees of the Company and its consolidated subsidiaries. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, but at least 95% of the awards must vest at least three years after the date of award. Since 2004, most awards of restricted stock and restricted stock units have vested 50% on the third anniversary of the grant date and 50% on the fourth anniversary of the grant date. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. As of December 31, 2004, 152,341 shares were available for issuance under the 1999 Restricted Stock Plan.

      The Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors (the “Directors’ Restricted Stock Plan”) was approved most recently in May 1999 by the stockholders of Historic TW and was assumed by the Company in connection with the America Online-Historic TW Merger. The Directors’ Restricted Stock Plan will terminate on May 19, 2009. The Directors’ Restricted Stock Plan provides for the award each year on the date of the annual stockholders meeting of either restricted stock or restricted stock units, as determined by the Board of Directors, to non-employee directors of the Company with value established by the Board of Directors. The awards of restricted stock and restricted stock units vest in equal annual installments on the first four anniversaries of the first day of the month in which the restricted stock or restricted stock units were awarded and in full if the director ends his or her service as a director due to (a) mandatory retirement, (b) failure to be re-elected after being nominated, (c) death or disability, (d) the occurrence of certain transactions involving a change in control of the Company and (e) with the approval of the Board of Directors on a case-by-case basis, under certain other designated circumstances. Restricted stock units also vest in full if a director retires from the Board of Directors after serving as a director for five years. If a non-employee director leaves the Board for any other reason, then his or her unvested restricted stock and restricted stock units are forfeited to the Company. The Board of Directors has determined that restricted stock units will be awarded in 2005.

      The Time Warner Inc. Employee Stock Purchase Plan (the “ESPP”) was approved most recently in October 1998 by the stockholders of America Online and was assumed by the Company in connection with the America Online-Historic TW Merger. Under the ESPP, employees of America Online and certain subsidiaries of America Online may purchase shares of the Company’s Common Stock at a 15% discount from the closing price of the Common Stock at the beginning or end of a six-month participation period, whichever is lower. The purchases are made through payroll deductions during the participation period and are subject to annual limits.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

      (a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 55 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

      (3) Exhibits:

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.42 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER INC.

By:	/s/ WAYNE H. PACE

Name: Wayne H. Pace
Title: Executive Vice President and
Chief Financial Officer

Date: March 11, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. PARSONS (Richard D. Parsons)	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 11, 2005

/s/ WAYNE H. PACE (Wayne H. Pace)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 11, 2005

/s/ JAMES W. BARGE (James W. Barge)	Sr. Vice President and Controller (principal accounting officer)	March 11, 2005

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	March 11, 2005

/s/ STEPHEN F. BOLLENBACH (Stephen F. Bollenbach)	Director	March 11, 2005

/s/ STEPHEN M. CASE (Stephen M. Case)	Director	March 11, 2005

Signature	Title	Date

/s/ FRANK J. CAUFIELD (Frank J. Caufield)	Director	March 11, 2005

/s/ ROBERT C. CLARK (Robert C. Clark)	Director	March 11, 2005

/s/ MILES R. GILBURNE (Miles R. Gilburne)	Director	March 11, 2005

/s/ CARLA A. HILLS (Carla A. Hills)	Director	March 11, 2005

/s/ REUBEN MARK (Reuben Mark)	Director	March 11, 2005

/s/ MICHAEL A. MILES (Michael A. Miles)	Director	March 11, 2005

/s/ KENNETH J. NOVACK (Kenneth J. Novack)	Director	March 11, 2005

/s/ R.E. TURNER (R.E. Turner)	Director	March 11, 2005

/s/ FRANCIS T. VINCENT, JR. (Francis T. Vincent, Jr.)	Director	March 11, 2005

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2004. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2004, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2004. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Critical accounting policies. This section discusses accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Market risk management. This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Use of Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow

      The Company utilizes Operating Income (Loss) before Depreciation and Amortization, among other measures, to evaluate the performance of its businesses. Operating Income (Loss) before Depreciation and Amortization is considered an important indicator of the operational strength of the Company’s businesses. Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Free Cash Flow is cash provided by operations (as defined by U.S. generally accepted accounting principles) less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s liquidity, including its ability to reduce net debt, make strategic investments, pay dividends to common shareholders and repurchase stock.

      Both Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, the Company’s Operating Income (Loss), Net Income (Loss) and various cash flow measures (e.g., Cash Provided by Operations), as well as other measures of financial performance and liquidity reported in accordance with U.S. generally accepted accounting principles.

OVERVIEW

      Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company has produced and distributed films including The Lord of the Rings trilogy, the Harry Potter series, Million Dollar Baby and The Polar Express and television programs including ER, Two and a Half Men and The West Wing. As of February 1, 2005, the Company had approximately 85,000 employees worldwide. During 2004, the Company generated revenues of $42.089 billion (up 6% from $39.563 billion in 2003), Operating Income before Depreciation and Amortization of $9.372 billion (up 12% from $8.393 billion in 2003), Operating Income of $6.165 billion (up 17% from $5.254 billion in 2003), Net Income of $3.364 billion (up 27% from $2.639 billion in 2003), Cash Provided by Operations of $6.618 billion (up slightly from $6.601 billion in 2003) and Free Cash Flow of $3.280 billion (down 1% from $3.312 billion in 2003).

Time Warner Businesses

      Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.

      AOL. America Online, Inc. (“AOL” or “America Online”) is a leader in interactive services, web brands, Internet technologies and e-commerce services, with 28.5 million total AOL brand subscribers in the U.S. and Europe at the end of 2004. In 2004, AOL had total revenues of $8.692 billion (21% of the Company’s overall revenues), $1.772 billion in Operating Income before Depreciation and Amortization and $934 million in Operating Income. AOL generates its revenues primarily from subscription fees charged to subscribers and advertising services.

      During the fourth quarter of 2004, America Online reorganized its operations into four business units: Access, Audience, Digital Services and International (refer to Part I, Business), to streamline management and more closely align these business units to the users that America Online serves. In connection with this reorganization, AOL effected a restructuring, which eliminated approximately 860 positions, to align the workforce with the current business outlook. The reorganization is intended to position AOL to implement its strategy of better balancing the subscription and advertising businesses. In other words, AOL plans to place more emphasis on generating higher margin advertising and search revenues, which the Company believes will continue to grow for the foreseeable future.

      Over the past several years, the AOL Access business has experienced significant declines in U.S. subscribers and subscriber revenues, and these declines are expected to continue. Driving this decrease is the continued industry-wide maturing of premium dial-up services business, as consumers migrate to high-speed broadband and lower-cost dial-up services. AOL continues to develop, change, test and implement marketing strategies to attract and retain subscribers. For example, AOL recently launched AOL 9.0 Security

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Edition, which includes enhanced security features and includes the McAfee VirusScan Online product, previously sold as a premium service, at no additional charge.

      AOL’s Audience business strategy relies on expanding its audience and increasing usage across all of its properties, including properties such as MapQuest, Moviefone and AOL Instant Messenger. AOL seeks to generate revenue from this increased traffic through the use of paid-search, branded advertising and increased utilization and optimization of AOL advertising inventory space. The acquisition of Advertising.com Inc., (“Advertising.com”) in the third quarter of 2004, as discussed later, also provides incremental growth in Advertising revenues primarily through third-party performance-based advertising. A component of the Audience business strategy is the planned re-launch in 2005 of the publicly-available version of the AOL.com web portal that will include a limited portion of AOL’s content that, today, is only available to AOL subscribers.

      In the first quarter of 2005, AOL and Time Warner Cable Inc. announced a strategic agreement to develop a customized broadband offering for their current AOL and Road Runner subscribers as well as prospects across the Time Warner Cable coverage area. The Road Runner service will continue to be available on a stand-alone basis for those subscribers who elect not to take the new offering. This agreement will allow AOL to proactively migrate its subscribers to the customized broadband offering and also to share in future subscriber revenues generated. AOL anticipates some decline in near-term profits from this migration, but expects to experience an increase in the life of its revenue stream. Under the agreement, AOL will manage the advertising and search opportunities for both the new offering and the Road Runner portal, providing an increase in its audience size and the potential to earn from online advertising, search, commerce and premium services. Time Warner Cable will share in a portion of the Advertising revenues generated. The agreement should benefit Time Warner Cable in accelerating its acquisition of high-speed data subscribers and provide its high-speed data customers additional value through access to AOL’s programming and features. The impact on Time Warner’s consolidated financial results is not expected to be significant in 2005. AOL anticipates pursuing similar agreements with other entities offering broadband services.

      AOL has taken steps over the past several years to align costs with the declining dial-up subscriber base. These efforts have resulted in reductions in the cost of operating AOL’s network through improved pricing and decreased levels of service commitments. These factors are expected to result in continued declines in operating costs during 2005.

      Consistent with AOL’s domestic strategy, AOL’s International business unit has focused on balancing its subscription and advertising businesses. Recently, the International business unit entered into a new, multi-year search arrangement that is expected to provide incremental Advertising revenues.

      Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC Inc.”), is the second-largest cable operator in the U.S. (in terms of subscribers served). TWC Inc. managed approximately 10.9 million basic cable subscribers (including approximately 1.6 million subscribers of unconsolidated investees) at the end of 2004, in highly clustered and upgraded systems in 27 states. TWC Inc. delivered $3.278 billion of Operating Income before Depreciation and Amortization, more than any of the Company’s other reporting segments, and had revenues of $8.484 billion (20% of the Company’s overall revenues) and $1.764 billion in Operating Income during 2004.

      TWC Inc. offers three product lines — video, high-speed data and its newest service, Digital Phone. Video is TWC Inc.’s largest product line in terms of revenues generated; however, the growth of its customer base for video cable service is limited because the customer base has matured and industry-wide competition from direct-to-home satellite services has increased. Nevertheless, TWC Inc. is continuing to increase its video revenues through its offerings of advanced digital video services. Digital video, Video-on-Demand (VOD), Subscription-Video-on-Demand (SVOD) and Digital Video Recorders (DVR) are available in all of TWC Inc.’s 31 divisions. TWC Inc.’s digital video penetration provides a broad base of potential customers for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

these advanced services. Video programming costs represent a major component of TWC Inc.’s expenses and continue to rise across the sector, especially for sports programming.

      High-speed data service has been one of TWC Inc.’s fastest-growing products over the past several years and is a key driver of its results. However, its rate of subscriber growth has begun to slow, reflecting increasing penetration rates and increased competition from digital subscriber lines (DSL).

      TWC Inc.’s new voice product, Digital Phone, was launched in all of its divisions at December 31, 2004. Digital Phone enables TWC Inc. to offer its customers a combined, easy-to-use package of video, high-speed data and voice services and to compete effectively against similar bundled products that are available from its competitors. Included in Operating Income before Depreciation and Amortization during 2004 are approximately $45 million of losses associated with the roll-out of the Digital Phone service.

      In addition to the subscription services described above, TWC Inc. also earns revenue by selling advertising time to national, regional and local businesses.

      As noted above, TWC Inc. and AOL recently announced a strategic agreement to develop a customized broadband offering. This arrangement should benefit Time Warner Cable in accelerating its acquisition of high-speed data subscribers and provide its high-speed data customers additional value through access to AOL’s programming and features. TWC Inc. will also share in a portion of the Advertising revenues generated.

      Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $11.853 billion (26% of the Company’s overall revenues), $1.474 billion in Operating Income before Depreciation and Amortization and $1.157 billion in Operating Income during 2004.

      One of the world’s leading studios, Warner Bros. has diversified sources of revenues with its film, television and home video businesses, combined with an extensive film library and global distribution infrastructure. This diversification helps Warner Bros. deliver consistent growth and performance. New Line is the oldest independent film company in the world. Its primary source of revenues is the creation and distribution of theatrical motion pictures.

      The sale of DVDs has been one of the largest drivers of the segment’s profit growth over the last few years. Warner Bros.’ library, consisting of more than 6,600 theatrical titles and 54,000 live-action and animated television titles, positions it to benefit from continuing growth in DVD hardware penetration. With DVD hardware penetration levels relatively low on a worldwide basis, the Company believes that a significant opportunity for DVD sales growth remains.

      Warner Bros.’ industry-leading television business has experienced growing revenues, including the successful releases of television series into the home video market. For the 2004-2005 television season, Warner Bros. has more current productions on the air than any other studio, with prime-time series on all six broadcast networks (including such hits as Two and a Half Men, ER, Third Watch, The O.C., Cold Case, Smallville and The West Wing).

      Piracy, including physical piracy as well as illegal online file-sharing, continues to be a significant issue for the filmed entertainment industry. Piracy has expanded from music to movies and television programming due to advances in technology. The Company has taken a variety of actions to combat piracy over the last several years and will continue to do so, both individually and together with industry associations.

      Networks. Time Warner’s Networks group is composed of Turner Broadcasting System, Inc. (“Turner”), Home Box Office (“HBO”) and The WB Television Network (“The WB Network”). The segment delivered revenues of $9.054 billion (20% of the Company’s overall revenues), $2.694 billion in Operating Income before Depreciation and Amortization and $2.461 billion in Operating Income during 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The Turner networks — including such recognized brands as TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For the third straight year, more prime-time viewers watched advertising-supported cable TV networks than the national broadcast networks. For 2004, TNT and TBS ranked first and second, respectively, among ad-supported cable networks in total day delivery of their key demographic, adults 18-49 and adults 25-54.

      The Turner networks generate revenues principally from the sale of advertising time and monthly subscriber fees paid by cable system operators, satellite companies and other affiliates. Turner has benefited from strong ratings and a strong advertising market. Key contributors to Turner’s success are its continued investments in high-quality programming focused on original movies, sports, network premieres, licensed and original series, news and animation, as well as brand awareness and operating efficiency. In 2004, Turner launched a rebranding of TBS under the “tbs very funny” slogan following an earlier, successful rebranding of TNT as “We Know Drama.”

      HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service being the nation’s most widely distributed pay television network. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite companies and other affiliates. An additional source of revenue is from the ancillary sales of its original programming, including such programs as The Sopranos, Sex and the City, Six Feet Under and Band of Brothers.

      The WB Network is a broadcast television network whose target audience is the 12-34 age group demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. Like many of its broadcast network competitors, The WB Network experienced a decline in its audience of young adults in the 2003-2004 television season and continues to be down in the 2004-2005 television season. Because this is The WB Network’s target demographic, the loss had a proportionally larger effect on its overall audience delivery. Among other measures, The WB Network is now developing new programming to reach the higher end of its target demographic with shows that will increase viewership among adults 18-34.

      Publishing. Time Warner’s Publishing segment consists principally of magazine publishing through Time Inc. and book publishing through Time Warner Book Group Inc. and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $5.565 billion (13% of the Company’s overall revenues), $1.196 billion in Operating Income before Depreciation and Amortization and $934 million in Operating Income during 2004.

      Time Inc. publishes over 130 magazines globally, including People, Sports Illustrated, In Style, Southern Living, Time, Entertainment Weekly, Fortune, Real Simple, What’s on TV and Cooking Light. It generates revenues primarily from advertising, magazine subscription and newsstand sales, and drives growth through higher circulation and advertising on existing magazines, acquisitions and new magazine launches. Time Inc. owns IPC Media (the U.K.’s largest magazine company) and is the majority shareholder of magazine subscription marketer Synapse Group, Inc. In addition, Time Inc. is continuing to invest in new magazine launches, including All You, Cottage Living and Nuts, and has recently re-launched Life as a weekend magazine distributed in the U.S. in newspapers nationwide. In 2005, Time Inc. signed an agreement to acquire the remaining 51% stake it does not already own in Essence Communications Partners, the publisher of Essence. This transaction is expected to close in the first quarter of 2005. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through approximately 35,000 independent consultants at parties hosted in people’s homes throughout the United States.

      Time Inc.’s book publishing operations are conducted primarily by Time Warner Book Group through its three major publishing houses, Warner Books, Little, Brown and Company, and Time Warner Book Group UK. During 2004, Time Warner Book Group placed a record 58 books on the New York Times bestseller lists, including the Publishers Weekly Book of the Year America (The Book) by Jon Stewart, Your Best Life Now by Joel Osteen, and A Salty Piece of Land by Jimmy Buffett, and new releases from many of its major

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

recurring bestselling authors, including David Baldacci, Nelson DeMille, James Patterson and Nicholas Sparks.

Other Recent Developments

Update on Status of Government Investigations and Restatement of Financial Statements

      As previously disclosed by the Company, the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) have been conducting investigations into the accounting and disclosure practices of the Company. Those investigations focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002.

      As announced on December 15, 2004, the Company and its subsidiary, AOL, have reached a definitive agreement with the DOJ that resolves the DOJ’s investigation of the Company. The Company also announced that it has proposed a settlement to the staff of the SEC that the staff has agreed to recommend to the SEC Commissioners.

      Under the terms of the settlement in connection with the DOJ investigation, the DOJ filed a criminal complaint against AOL for the conduct of certain employees in connection with securities fraud by PurchasePro.com, but the DOJ will defer prosecution of AOL. After two years, provided the Company fulfills its obligations under the agreement, the DOJ will dismiss the criminal complaint filed against AOL. In addition, the DOJ will not prosecute the Company or AOL for conduct relating to certain other transactions entered into by AOL or the Company from July 1, 1999, including transactions that were the subject of the DOJ or SEC investigations.

      In connection with the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company may use to settle related securities litigation. The fund is reflected as restricted cash on the Company’s accompanying consolidated balance sheet as of December 31, 2004. The Company’s other obligations under the settlement agreement are to (a) accept responsibility for the conduct of certain AOL employees with respect to PurchasePro.com transactions; (b) cooperate fully with the DOJ or any other federal criminal law enforcement agency regarding the transactions covered by the settlement; and (c) retain and cooperate with an independent monitor, who will review the effectiveness of AOL’s internal controls, including those related to the accounting for advertising and related transactions.

      Under the settlement the SEC staff will recommend to the SEC Commissioners, Time Warner will agree, without admitting or denying the Commission’s allegations, to be enjoined from future violations of certain provisions of the securities laws. Under the proposed settlement:

•	The Company would pay a $300 million penalty, which the SEC staff will request be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	The Company would adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. (“Bertelsmann”) that were improperly recognized or prematurely recognized primarily in the second half of 2000, during 2001 and during 2002. Additionally, the Company would adjust its accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Consistent with its previous announcement, the Company would adjust its historical accounting for its investment in and consolidation of AOL Europe S.A. (“AOL Europe”); and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	The Company would also agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner would review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, including three cable programming affiliation agreements with related advertising elements, was in conformity with generally accepted accounting principles, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.

      Final settlement is subject to both agreement on final documentation and approval by the SEC Commissioners. The Company will not be able to deduct the $300 million penalty to be paid under the proposed settlement for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company.

      In connection with the proposed settlement with the SEC, the financial results for each of the years ended December 31, 2000 through December 31, 2003 have been restated for the following:

•	To adjust the accounting for transactions with certain counterparties resulting in the recognition of Advertising revenues of approximately $489 million in the aggregate, including the previously disclosed $400 million with Bertelsmann that the Company has reflected as a reduction in the purchase price of AOL Europe in 2002 rather than as Advertising revenues during 2001 and 2002.

•	To adjust the accounting for $20 million of Advertising revenues that were recognized in 2001, but should have been recognized in 2002.

•	To adjust the accounting for the Company’s investment in AOL Europe to reflect the consolidation of AOL Europe in 2000. Previously, the Company began consolidating AOL Europe’s operations in January 2002.

      The accompanying financial information reflects the impact of the adjustments that were made in the restatement of the Company’s consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The following tables reflect the impact of the restatement on the Company’s consolidated financial statements for the years ended December 31, 2002, 2001 and 2000:

	Time Warner
	(as reported)	Impact of	Restated
	(unaudited)	Restatement	Time Warner

		(millions)
2002:
Income Statement:
Revenues	$37,314	$(254)	$37,060
Operating loss(a)	(38,688)	1,274	(37,414)
Loss before discontinued operations and cumulative effect of accounting change	(43,449)	1,479	(41,970)
Net loss(a)	(98,696)	1,479	(97,217)
Basic loss per common share before discontinued operations and cumulative effect of accounting change	$(9.75)	$0.33	$(9.42)
Diluted loss per common share before discontinued operations and cumulative effect of accounting change	$(9.75)	$0.33	$(9.42)
Basic net loss per common share	$(22.15)	$0.33	$(21.82)
Diluted net loss per common share	$(22.15)	$0.33	$(21.82)
Balance Sheet:
Total assets	$115,518	$(5)	$115,513
Total liabilities	62,701	(179)	62,522
Shareholders’ equity	52,817	174	52,991
Cash Flow:
Cash provided by operations	$7,032	$(275)	$6,757
Cash used by investing activities	(10,460)	223	(10,237)
Cash provided by financing activities	4,439	—	4,439
Total change in cash	1,011	(52)	959

(a)	There is a positive impact on the Operating Loss and Net Loss in 2002 due to a lower goodwill impairment charge at the AOL segment than originally reported. Specifically, the (1) incremental losses assumed by AOL related to the consolidation of AOL Europe beginning in 2000 and (2) the treatment of consideration received on certain other transactions as a reduction of the purchase price of AOL Europe as opposed to Advertising revenue reduce the goodwill recognized in connection with the Company’s purchase of Bertelsmann’s interest in AOL Europe in January 2002. There is a corresponding reduction in the impairment charge recognized thereon in the fourth quarter of 2002.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

	Time
	Warner	Impact of	Restated
	(as reported)	Restatement	Time Warner
	(unaudited)	(unaudited)	(unaudited)

	(millions)
2001:
Income Statement:
Revenues	$33,507	$589	$34,096
Operating income (loss)	500	(892)	(392)
Loss before discontinued operations and cumulative effect of accounting change	(4,221)	(926)	(5,147)
Net loss	(4,934)	(926)	(5,860)
Basic loss per common share before discontinued operations and cumulative effect of accounting change	$(0.95)	$(0.21)	$(1.16)
Diluted loss per common share before discontinued operations and cumulative effect of accounting change	$(0.95)	$(0.21)	$(1.16)
Basic net loss per common share	$(1.11)	$(0.21)	$(1.32)
Diluted net loss per common share	$(1.11)	$(0.21)	$(1.32)
Balance Sheet:
Total assets	$208,563	$901	$209,464
Total liabilities	56,536	2,099	58,635
Shareholders’ equity	152,027	(1,198)	150,829
Cash Flow:
Cash provided by operations	$5,281	$(800)	$4,481
Cash used by investing activities	(5,257)	108	(5,149)
Cash used by financing activities	(1,915)	594	(1,321)
Total change in cash	(1,891)	(98)	(1,989)

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

	Time
	Warner	Impact of	Restated
	(as reported)	Restatement	Time Warner
	(unaudited)	(unaudited)(b)	(unaudited)

	(millions)
2000(a):
Income Statement:
Revenues	$7,605	$515	$8,120
Operating income	1,766	(307)	1,459
Income before discontinued operations and cumulative effect of accounting change	1,121	(254)	867
Net income	1,121	(254)	867
Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.48	$(0.11)	$0.37
Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.43	$(0.10)	$0.33
Basic net income per common share	$0.48	$(0.11)	$0.37
Diluted net income per common share	$0.43	$(0.10)	$0.33
Balance Sheet:
Total assets	$10,778	$272	$11,050
Total liabilities	4,051	546	4,597
Shareholders’ equity	6,727	(274)	6,453
Cash Flow:
Cash provided by operations	$1,951	$(226)	$1,725
Cash used by investing activities	(2,316)	79	(2,237)
Cash provided by financing activities	421	297	718
Total change in cash	56	150	206

(a)	Because the America Online — Historic TW merger was not consummated until January 2001, the historical information for 2000 included herein reflects only the financial results of America Online. As a result, Time Warner’s 2000 historical operating results and financial condition are not comparable to 2001 and 2002.
(b)	The Company is required to consolidate AOL Europe for periods subsequent to the change in AOL Europe’s governance rights in late March 2000. However, for purposes of convenience, and as permitted under the accounting rules, the Company has consolidated AOL Europe retroactive to January 1, 2000 and AOL began to recognize 100% of AOL Europe’s losses effective March 31, 2000.

    Additionally, for the year ended December 31, 2003, the results of operations reflect a reduction in the Company’s consolidated revenues and Operating Income of approximately $2 million and $1 million, respectively. The impact on the consolidated Net Income was less than $1 million for the year ended December 31, 2003. There was no impact on the previously reported results of operations for the first three quarters of the year ended December 31, 2004. For additional information, see Note 1 to the accompanying consolidated financial statements.

      As noted above, as part of the proposed settlement with the SEC, the Company has agreed to appoint an independent examiner, who — within 180 days after starting work — will review whether the Company’s historical accounting for transactions with a limited number of specified counterparties, principally involving online advertising revenues, was in accordance with GAAP. Depending on the examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Agreements with Comcast Corporation

      Comcast currently owns an effective interest of approximately 21% in TWC Inc.’s business — held through a 17.9% common stock interest in TWC Inc. and 4.7% limited partnership interest in Time Warner Entertainment Company, L.P. (“TWE”).

      On September 24, 2004, TWC Inc. entered into a Tolling and Optional Redemption Agreement (the “Agreement”) with Comcast Corporation (“Comcast”) and certain affiliates of Comcast, including the trust that holds shares of TWC Inc. on behalf of Comcast. Pursuant to the Agreement, Comcast was granted an option (the “Option”), which originally could be exercised between December 1, 2004 and April 1, 2005, to require TWC Inc. to redeem a portion of the TWC Inc. stock held by Comcast in exchange for a TWC Inc. subsidiary with cable systems serving approximately 90,000 basic subscribers as of December 31, 2004, plus approximately $750 million in cash. The Agreement was amended in February 2005 to extend the expiration date of the Option to 60 days following notice by either TWC Inc. or Comcast or, after April 1, 2005, immediately if Comcast irrevocably elects not to exercise the Option. Closing of the transactions contemplated by the Agreement is subject to the exercise of the Option, required governmental and regulatory approvals and other customary closing conditions. As of the date of this filing, Comcast has not exercised the Option.

      If the Option is exercised, Comcast will reduce its effective interest in TWC Inc.’s business to approximately 17% — consisting of a 13.7% common stock interest in TWC Inc. and a 4.7% limited partnership interest in TWE. Other than as provided in the Agreement, Comcast cannot require TWC Inc. to purchase its interest in TWC Inc. Under the arrangements entered into by Comcast as part of the process of obtaining FCC approval of Comcast’s acquisition of AT&T Broadband, Comcast is obligated to take steps to dispose of its entire interest in TWC Inc. and TWE in an orderly process by November 2007, and in any event by May 2008.

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

      The Agreement, as amended, also provides that Comcast will not exercise or pursue registration rights with respect to the TWC Inc. stock owned by it until the Option expires. This provision of the Agreement supersedes Comcast’s request to TWC Inc. in December 2003 to register its TWC Inc. stock. For details related to the accounting for this transaction, see Note 6, “TWE and TWC Inc. Related Transactions.”

      In connection with the TWE Restructuring, Comcast also received Series A mandatorily convertible preferred stock of Time Warner that will convert automatically on March 31, 2005 into shares of Time Warner Common Stock having a value equal to $1.5 billion at the time of conversion, up to a maximum of 225,056,264 shares.

Google Inc.

      In May 2004, America Online exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google Inc. (“Google”). Each of these shares converted automatically into shares of Google’s Class B Common Stock immediately prior to the closing of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Google’s initial public offering on August 24, 2004. In connection with this offering, America Online converted 2,355,559 shares of its Google Class B Common Stock into an equal number of shares of Google’s Class A Common Stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million, which is included in Other income (expense), net in the accompanying consolidated statement of operations. Following this transaction, America Online continues to hold 5,081,893 shares of Google’s Class B Common Stock. Transfers of these shares are subject to applicable securities laws requiring that sales be made either pursuant to a registration statement or under exemptions from registration.

      The Company does not consider its remaining interest in Google to be a strategic investment. As of December 31, 2004, the shares are recorded on the Company’s consolidated balance sheet (classified as available-for-sale securities) at their fair value of approximately $980 million. There is a corresponding unrealized gain of approximately $579 million, net of deferred taxes of approximately $386 million, reflected in shareholders’ equity. The fair value of the investment is calculated based on Google’s stock price ($192.79 at December 31, 2004) times the number of Google shares owned by the Company.

Acquisition of Advertising.com

      On August 2, 2004, America Online completed the acquisition of Advertising.com, Inc. for $445 million (net of cash acquired). Advertising.com purchases online advertising inventory from third-party websites and principally sells this inventory using performance-based advertising arrangements. From the time it was acquired through December 31, 2004, Advertising.com contributed Advertising revenues of $97 million from sales of advertising run on third-party websites.

Sale of Investment in Gateway

      At December 31, 2003, AOL owned both preferred and common stock in Gateway, Inc. (“Gateway”). Specifically, AOL owned Gateway Series A and Series C preferred stock and 2.7 million shares of Gateway common stock (collectively, the “Gateway Securities”). The Series A preferred stock was subject to automatic conversion into approximately 22.2 million shares of Gateway common stock in December 2004. The Series C preferred stock was also redeemable, at AOL’s option, in December 2004 for $200 million. Gateway had the option to pay the $200 million redemption price in cash, Gateway common stock (based on the average price of Gateway’s common stock during a pricing period prior to the redemption date) or a combination thereof. AOL’s ability to resell the Gateway Securities was limited by both contractual restrictions and applicable securities laws and regulations.

      On December 22, 2004, AOL sold to Gateway all of the Gateway Securities for total consideration of approximately $316 million, consisting of approximately $280 million in cash and the offset of approximately $36 million of amounts owed to Gateway by AOL under certain existing customer acquisition agreements. The $316 million purchase price was based on a negotiated discount to Gateway’s closing stock price of $5.54 on October 18, 2004 (the agreed reference date in the definitive transaction documents), which, after considering the aggregate impairment losses recognized by the Company on its investment in Gateway, resulted in the recognition of a net gain on the sale of approximately $44 million, which is included in Other income (expense), net in the accompanying consolidated statement of operations. AOL has recognized marketing expense in respect of the amounts offset under the customer acquisition agreements with Gateway. Concurrently with the agreement to sell the Gateway Securities, AOL and Gateway agreed to settle existing commercial disputes, resulting in AOL separately paying Gateway approximately $3 million in cash.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Urban Cable Works of Philadelphia, L.P.

      Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) is an unconsolidated joint venture of TWC Inc., with approximately 50,000 basic subscribers at December 31, 2004, that operates cable television systems in Philadelphia, Pennsylvania. Urban Cable is 40% owned by TWC Inc. and 60% owned by an investment group led by Inner City Broadcasting (“Inner City”). Under a management agreement, TWC Inc. is responsible for the day-to-day management of Urban Cable. During 2004, TWC Inc. and Inner City settled certain disputes regarding the joint venture for $34 million in cash.

      TWC Inc. has also agreed to purchase, subject to receipt of applicable regulatory approvals, all of Inner City’s interests in the Urban Cable venture for approximately $53 million in cash. In addition, upon closing, TWC Inc. will eliminate in consolidation $67 million of debt and interest owed to it by Urban Cable and will assume $53 million of Urban Cable’s third-party debt. On March 3, 2005, the City Council of Philadelphia denied TWC Inc.’s request for approval of this transaction. TWC Inc. believes the denial was invalid, but is unable to predict when the transaction may be completed. For the year ended December 31, 2004, Urban Cable’s revenues and Operating Income were $47 million and $3 million, respectively.

Sale of VIVA Media AG and VIVA Plus

      In August 2004, Turner completed the previously announced sale of its 30.6% ownership stake in VIVA Media AG (“VIVA”) and its 49% stake in VIVA Plus to Viacom Inc. for approximately 109 million Euros (approximately $134 million). VIVA primarily owns a music television channel in Germany and also operates a portfolio of music channels in other European countries, as well as Brainpool TV GmbH, a major independent television producer in Germany. VIVA Plus is a smaller music television channel that operates in Germany. The Company accounted for these assets as equity investments prior to the sale. The Company recorded a gain from the sale of approximately $113 million as a component of Other income (expense), net, in the accompanying 2004 consolidated statement of operations.

Consolidation of Warner Village Cinemas S.P.A.

      Warner Village Cinemas S.P.A. (“Warner Village”) is a joint-venture arrangement that operates cinemas in Italy. Prior to December 2004, this entity was owned 45% by Warner Bros., 45% by Village Cinemas International Pty. Ltd. (“Village Cinemas”) and 10% by a third-party investor. The 10% owner was bought out by Warner Bros. and Village Cinemas in December 2004. As previously announced, in April 2004, Warner Bros. and Village Cinemas agreed that: (i) Warner Bros. would control the voting rights associated with Village Cinemas’ interest and (ii) beginning in March 2007 and continuing for one year, Village Cinemas can require that both Warner Bros. and Village Cinemas place their collective interests for sale and, to the extent that a bona fide offer is received, can require Warner Bros. to acquire the Village Cinemas interest at that value in the event that Warner Bros. elects not to proceed with such sale. If such right is not exercised by Village Cinemas, the voting rights associated with its interest will revert to Village Cinemas in March 2008.

      As a result of controlling Village Cinemas’ voting interest, Warner Bros. began consolidating the results of Warner Village in the second quarter of 2004. As permitted by U.S. generally accepted accounting principles, Warner Village results have been consolidated retroactive to the beginning of the year. For the year ended December 31, 2004, Warner Village revenues were $101 million and its Operating Income was $3 million.

Discontinued Operations Presentation of Music Segment

      On March 1, 2004, the Company completed the sale of the Warner Music Group’s (“WMG”) recorded music and music publishing operations to a private investment group for approximately $2.6 billion in cash and an option to re-acquire a minority interest in the operations sold. In addition, on October  24, 2003, the Company completed the sale of WMG’s CD and DVD manufacturing, printing, packaging and physical

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

distribution operations (“Warner Manufacturing”) to Cinram International Inc. for approximately $1.05 billion in cash (Note 4).

      With the completion of these transactions, the Company disposed of its entire Music segment. Accordingly, the Company has presented the financial condition and results of operations of the Music segment as discontinued operations for all periods presented.

Sale of the Winter Sports Teams

      On March 31, 2004, the Company completed the sale of the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and the entity holding the operating rights to Philips Arena, an Atlanta sports and entertainment venue, to Atlanta Spirit LLC (“Atlanta Spirit”). In addition to the $219 million of impairment charges recognized in 2003, the Company recorded an approximate $7 million loss on the closing of the sale in the first quarter of 2004. As of December 31, 2004, Turner owns an approximate 10% interest in Atlanta Spirit and accounts for its interest in the limited liability company under the equity method of accounting.

RESULTS OF OPERATIONS

Transactions and Accounting Principles Affecting Comparability of Results of Operations

      The comparability of the Company’s results of operations, financial position and cash flows has been affected by certain new accounting principles adopted by the Company and certain significant transactions occurring during each period, as discussed further below.

New Accounting Principles To Be Adopted

Stock-Based Compensation

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123 (Revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. FAS 123R is effective for public companies for periods beginning after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) until adoption of FAS 123R on July 1, 2005. In accordance with APB 25 and related interpretations, compensation expense for stock options is generally recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal. As a result, the application of the provisions of FAS 123R will have a significant impact on Operating Income before Depreciation and Amortization, Operating Income, net income and earnings per share. See Note 1 for the pro forma impact if compensation costs for the Company’s stock option plans had been determined based on the fair value method set forth in FAS 123.

Recently Adopted New Accounting Principles

Consolidation of Variable Interest Entities

      Pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” (as revised, “FIN 46R”), the Company began consolidating the operations of America Online Latin America, Inc. (“AOLA”) as of March 31, 2004. AOLA is a publicly traded entity whose significant shareholders include the Company, AOL, the Cisneros Group (a private investment

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

company) and Banco Itau (a leading Brazilian bank). AOLA provides online services principally to customers in Brazil, Mexico, Puerto Rico and Argentina. The Company has no obligation to provide additional funding for AOLA’s operations, and the creditors of AOLA have no recourse to the Company.

      In accordance with the transition provisions of FIN 46R, the assets and liabilities of AOLA were recorded in the Company’s consolidated balance sheet as of March 31, 2004, in the amounts at which they would have been carried if FIN 46R had been effective when the Company first met the conditions to be considered the primary beneficiary of AOLA. Upon consolidating the balance sheet of AOLA, the Company recorded incremental assets of approximately $85 million and liabilities of $29 million, with the difference of $56 million recognized as the pretax cumulative effect of an accounting change ($34 million on an after-tax basis). Prior periods have not been restated. The Company consolidated the operating results of AOLA’s operations commencing April 1, 2004. In order to provide the time necessary to consolidate and evaluate the AOLA financial information, the AOLA financial statements are consolidated by the Company on a one-quarter time lag. For the year ended December 31, 2004, the Company recognized revenues of $40 million and an Operating Loss of $20 million associated with AOLA.

Significant Transactions and Other Items Affecting Comparability

      As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Year Ended December 31,

	2004	2003	2002

			(restated)

	(millions)
Merger and restructuring costs	$(50)	$(109)	$(327)
Legal reserves related to government investigations	(510)	—	—
Asset impairments	(10)	(318)	(42,511)
Net gain on disposal of assets	21	14	6

Impact on Operating Income	(549)	(413)	(42,832)
Microsoft Settlement	—	760	—
Investment gains	453	797	124
Gain on WMG option	50	—	—
Loss on investments, net	(29)	(204)	(2,199)

Impact on other income (expense), net	474	1,353	(2,075)

Pretax impact	(75)	940	(44,907)
Income tax impact	(82)	(394)	958

After-tax impact	$(157)	$546	$(43,949)

Merger and Restructuring Costs

      Merger and restructuring costs consist of charges related to mergers, employee terminations and exit activities. During the year ended December 31, 2004, the Company incurred restructuring costs at AOL related to various employee terminations of $55 million, which were partially offset by a $5 million reduction in restructuring costs, reflecting changes in estimates of previously established restructuring accruals. During the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual lease terminations of $109 million, including $52 million at AOL, $15 million at Cable,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$21 million at Networks and $21 million at Publishing. During the year ended December 31, 2002, the Company incurred restructuring costs of $327 million, including $266 million at AOL, $15 million at Cable and $46 million at Corporate. These costs are included in Merger and restructuring costs in the accompanying consolidated statement of operations and are discussed in more detail in Note 3 to the accompanying consolidated financial statements.

Legal Reserves Related to the Government Investigations

      As previously discussed, during 2004, the Company (a) incurred a $210 million charge in connection with the definitive agreement with the DOJ that resolves the DOJ’s investigation of the Company and (b) established a $300 million reserve in connection with the proposed settlement with the SEC, which the SEC staff will request be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act. The $210 million DOJ settlement amount consists of a $60 million penalty to the DOJ and the establishment of a $150 million fund that the Company may use to settle any related shareholder or securities litigation.

Asset Impairments

      During 2004, the Company recognized a $10 million impairment charge related to a building at the AOL segment that is held for sale. During 2003, the Company’s results included $318 million of noncash impairment charges, including $219 million related to intangible assets of the winter sports teams at the Networks segment and $99 million at the Publishing segment related to goodwill and intangible assets of the Time Warner Book Group. These impairment amounts are included in Operating income (loss) in the accompanying consolidated statement of operations (Note 2).

      In the fourth quarter of each year, the Company performs its annual impairment review for goodwill and intangible assets. The 2004 and 2003 annual impairment reviews for goodwill and intangible assets did not result in any impairment charges being recorded. The 2002 annual impairment review resulted in a noncash charge of $42.511 billion, which was recorded as a component of Operating income (loss) in the accompanying consolidated statement of operations. The $42.511 billion included charges to reduce the carrying value of goodwill at the AOL segment ($31.961 billion) and the Cable segment ($10.550 billion) (Note 2).

Net Gain on Disposal of Assets

      For the year ended December 31, 2004, the Company recognized a $13 million gain related to the sale of AOL Japan and a $7 million gain related to the sale of Netscape Security Solutions at the AOL segment, an $8 million gain at the Publishing segment related to the sale of a building and an approximate $7 million loss (after taking into consideration the $219 million of impairment charges described above) on the closing of the sale of the winter sports teams at the Networks segment. These amounts are reflected as components of Operating income (loss) in the accompanying consolidated statement of operations.

      During the year ended December 31, 2003, the Company recognized a $43 million gain on the sale of its interest in U.K. cinemas, which previously had been consolidated by the Filmed Entertainment segment, partially offset by a loss of $29 million on the sale of Time Life at the Publishing segment. During the year ended December 31, 2002, the Company recognized a $6 million gain on the sale of certain consolidated cable television systems at TWE. These gains are included in Operating income (loss) in the accompanying consolidated statement of operations.

Microsoft Settlement

      As more fully described in Note 8 to the consolidated financial statements, in the second quarter of 2003 the Company recognized a gain of approximately $760 million as a result of the settlement with Microsoft

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Corporation of then-pending litigation between Microsoft and Netscape Communications Corporation (the “Microsoft Settlement”). The gain is included in Other income (expense), net, in the accompanying 2003 consolidated statement of operations.

Investment Gains

      For the year ended December 31, 2004, the Company recognized $453 million of gains from the sale of investments, including a $188 million gain related to the sale of a portion of the Company’s interest in Google, a $113 million gain related to the sale of the Company’s interest in VIVA and VIVA Plus and a $44 million gain on the sale of the Company’s interest in Gateway (Note 7).

      For the year ended December 31, 2003, the Company recognized $797 million of gains from the sale of investments, including a $513 million gain from the sale of the Company’s interest in Comedy Central, a $52 million gain from the sale of the Company’s interest in chinadotcom, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and gains of $66 million on the sale of the Company’s equity interests in international cinemas not previously consolidated (Note 7).

      For the year ended December 31, 2002, the Company recognized investment gains of $124 million, including a $59 million gain from the sale of a portion of the Company’s interest in The Columbia House Company Partnerships and a $31 million gain on the redemption of approximately 1.6 million shares of preferred stock of TiVo Inc. (Note 7).

      These gains are included as a component of Other income (expense), net, in the accompanying consolidated statement of operations.

Gain on WMG Option

      For the year ended December 31, 2004, the Company recorded a $50 million fair value adjustment related to the Company’s option in WMG (Note 4). This gain is included as a component of Other income (expense), net in the accompanying consolidated statement of operations.

Loss on Investments, Net

      For the year ended December 31, 2004, noncash charges to reflect other-than-temporary declines in the Company’s investments were $29 million. These amounts consisted of $15 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $14 million of losses related to market fluctuations in equity derivative instruments.

      For the year ended December 31, 2003, noncash charges to reflect other-than-temporary declines in the Company’s investments were $204 million. These amounts consisted of $212 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $8 million of gains related to market fluctuations in equity derivative instruments. Included in the 2003 charges were a writedown of $77 million related to the Company’s equity interest in AOL Japan and a $71 million writedown related to the Company’s equity interest in n-tv KG (“NTV-Germany”), a German news broadcaster (Note 7).

      For the year ended December 31, 2002, noncash charges to reflect other-than-temporary declines in the Company’s investments were $2.199 billion. These amounts consisted of $2.212 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $13 million of gains related to market fluctuations in equity derivative instruments. Included in the $2.212 billion charge relating to other-than-temporary declines in value were noncash charges to reduce the carrying value of the Company’s investments in Time Warner Telecom Inc. (“Time Warner Telecom”) by

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$796 million, Hughes by $505 million, Gateway by $140 million, AOLA by $131 million and certain unconsolidated cable television system joint ventures by $420 million (Note 7).

      These writedowns are included as a component of Other income (expense), net in the accompanying consolidated statement of operations.

2004 vs. 2003

Consolidated Results

      Revenues. Consolidated revenues increased 6% to $42.089 billion in 2004 from $39.563 billion in 2003. As shown below, these increases were led by growth in Subscription, Advertising and Content revenues, offset, in part, by declines in Other revenues:

	Year Ended December 31,

	2004	2003	% Change

	(restated)

	(millions)
Subscription	$21,605	$20,448	6%
Advertising	6,955	6,180	13%
Content	12,350	11,446	8%
Other	1,179	1,489	(21)%

Total revenues	$42,089	$39,563	6%

      The increase in Subscription revenues primarily related to the Cable and Networks segments, and, to a lesser extent, the Publishing segment. This increase was offset partially by a decline at AOL. The increase at Cable was principally due to the continued penetration of new services (primarily high-speed data and advanced digital video services) and video rate increases. The increase at the Networks segment was due to higher subscription rates and an increase in the number of subscribers at both Turner and HBO. The increase at the Publishing segment was due to a decrease in subscription allowances (which are netted against revenue) and the favorable effects of foreign currency exchange rates. The AOL segment declined primarily as a result of lower domestic subscribers and related Subscription revenues, partially offset by growth in international subscription revenues due primarily to the favorable effects of foreign currency exchange rates.

      The increase in Advertising revenues was primarily due to growth at the Publishing, Networks and AOL segments. The increase at the Publishing segment was due to the strength of magazine advertising and the favorable effects of foreign currency exchange rates. The increase at the Networks segment was driven by higher CPMs (advertising cost per one thousand viewers) and sellouts at Turner’s entertainment networks. The increase at AOL was due primarily to growth in paid-search advertising and revenues associated with the acquisition of Advertising.com.

      The increase in Content revenues was principally due to growth at the Filmed Entertainment segment related to both television and theatrical product. The increase in television product revenues was attributable to an increase in worldwide license fees and an increase in home video sales. Revenue from theatrical product increased primarily as a result of higher television license fees and, to a lesser extent, higher home video sales and worldwide theatrical film revenues.

      The decline in Other revenues was primarily attributable to the December 31, 2003 sale of Time Life, a direct-marketing business formerly a part of the Publishing segment. Time Life contributed $312 million to Other revenues in 2003.

      Each of the revenue categories is discussed in greater detail by segment in the “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Costs of Revenues. For 2004 and 2003, costs of revenues totaled $24.449 billion and $23.422 billion, respectively, and as a percentage of revenues were 58% and 59%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the AOL, Networks and Filmed Entertainment segments, as discussed in detail in “Business Segment Results.”

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5% to $10.300 billion in 2004 from $9.834 billion in 2003 primarily reflecting increases at all segments, including higher advertising and marketing expenses. The segment variations are discussed in detail in “Business Segment Results.”

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.

      The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Year Ended December 31,

	2004	2003	% Change

	(restated)

	(millions)
Operating Income before Depreciation and Amortization	$9,372	$8,393	12%
Depreciation	(2,581)	(2,499)	3%
Amortization	(626)	(640)	(2)%

Operating Income	6,165	5,254	17%
Interest expense, net	(1,533)	(1,734)	(12)%
Other income, net	521	1,210	(57)%
Minority interest expense, net	(246)	(214)	15%

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,907	4,516	9%
Income tax provision	(1,698)	(1,370)	24%

Income before discontinued operations and cumulative effect of accounting change	3,209	3,146	2%
Discontinued operations, net of tax	121	(495)	NM
Cumulative effect of accounting change, net of tax	34	(12)	NM

Net income	$3,364	$2,639	27%

      Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization increased 12% to $9.372 billion in 2004 from $8.393 billion in 2003 principally as a result of solid growth at all business segments, partially offset by increased expenses at Corporate. The segment variations are discussed in detail under “Business Segment Results.”

      Corporate Operating Loss before Depreciation and Amortization. Time Warner’s Corporate Operating Loss before Depreciation and Amortization was $1.020 billion for 2004 compared to $424 million for 2003.

      As previously discussed, during 2004 the Company (a) incurred a $210 million charge in connection with the definitive agreement with the DOJ that resolves the DOJ’s investigation of the Company and (b) established a $300 million reserve in connection with the proposed settlement with the SEC, which the SEC staff will request be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act. The $210 million

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

DOJ settlement amount consists of a $60 million penalty paid to the DOJ and the establishment of a $150 million fund that the Company may use to settle any related shareholder or securities litigation.

      Also included in Corporate Operating Loss before Depreciation and Amortization are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits ($26 million and $56 million in 2004 and 2003, respectively). It is not yet possible to predict the outcome of these lawsuits, and costs are expected to continue to be incurred in future periods.

      Included in the 2004 amounts are $53 million of costs associated with the relocation from the Company’s former corporate headquarters. Of the $53 million charge, approximately $26 million relates to a noncash write-off of the fair value lease adjustment, which was established in purchase accounting at the time of the merger of America Online and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”).

      Excluding the items previously discussed, Corporate Operating Loss before Depreciation and Amortization increased primarily as a result of higher severance costs and insurance premiums and a $29 million adjustment to increase self insurance liabilities, partially related to prior periods.

      Depreciation Expense. Depreciation expense increased to $2.581 billion in 2004 from $2.499 billion in 2003. The increase in depreciation primarily related to the Cable segment and, to a lesser extent, growth at all other segments except AOL. The growth in depreciation expense at Cable reflects higher levels of spending related to the roll-out of digital services and increased spending on customer premise equipment that is depreciated over a significantly shorter useful life compared to the mix of assets previously purchased. In 2004 and 2003, AOL benefited from an approximate $13 million and $60 million decrease, respectively, to reduce excess depreciation inadvertently recorded at AOL over several prior years. Management does not believe that the understatement of prior years results were material to any of the applicable year’s financial statements. Similarly, management does not believe that the adjustments made are material to either the 2004 or 2003 results. Excluding these decreases, depreciation expense at the AOL segment declined due to a reduction in network assets.

      Amortization Expense. Amortization expense decreased to $626 million in 2004 from $640 million in 2003. The decrease relates primarily to a decline in amortization at the Publishing segment as a result of certain intangibles with short useful lives, such as customer lists, becoming fully amortized, partially offset by an increase in the amortization associated with customer-related intangible assets at the Cable segment, which were established with the purchase price allocation associated with the TWE Restructuring. The purchase price allocation was finalized on March 31, 2004.

      Operating Income. Time Warner’s Operating Income increased to $6.165 billion in 2004 from $5.254 billion in 2003, reflecting the changes in business segment Operating Income before Depreciation and Amortization, partially offset by the increase in depreciation expense, as discussed above.

      Interest Expense, Net. Interest expense, net, decreased to $1.533 billion in 2004 from $1.734 billion in 2003 due primarily to lower average net debt levels.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Other Income, Net. Other income, net, detail is shown in the table below:

	Year Ended
	December 31,

	2004	2003

	(millions)
Investment gains	$453	$797
Gain on WMG option	50	—
Loss on investments	(29)	(204)
Microsoft Settlement	—	760
Income (losses) from equity investees	35	(97)
Other	12	(46)

Other income, net	$521	$1,210

      The Microsoft Settlement, changes in investment gains, the gain on the WMG option and the declines in the losses on writedown of investments are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, improved in 2004 as compared to the prior year, primarily from an increase in income from equity method investees. This increase was principally due to the impact from the consolidation of AOLA in 2004. Prior to the consolidation in 2003, AOLA losses were recognized as losses from equity investees.

      Minority Interest Expense. Time Warner had $246 million of minority interest expense in 2004 compared to $214 million in 2003. The increase relates primarily to larger profits recorded by TWC Inc., in which Comcast has a minority interest.

      Income Tax Provision. Income tax expense from continuing operations was $1.698 billion in 2004, compared to $1.370 billion in 2003. The Company’s effective tax rate for continuing operations was 35% and 30% in 2004 and 2003, respectively. The increase in the effective tax rate results primarily from a decrease in tax benefits realized on capital losses (from $450 million to $110 million) and the impact of legal reserves recognized in 2004 related to the government investigations (as discussed under “Significant Transactions and Other Items Affecting Comparability”), most of which ultimately may not be deductible for income tax purposes. The increase in the effective tax rate was partially offset by the release of certain tax reserves and related interest which includes amounts recognized from the finalization of prior tax filings as well as additional benefits associated with certain foreign source income.

      U.S. federal tax attribute carryforwards at December 31, 2004, consist primarily of $6.9 billion of net operating losses, $607 million of capital losses and $166 million of alternative minimum tax credits. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. If the net operating losses are not utilized, they expire in varying amounts, starting in 2018 and continuing through 2021. The capital losses expire in 2008 and the alternative minimum tax credits do not expire (Note 11).

      Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $3.209 billion in 2004 compared to $3.146 billion in 2003. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.70 and $0.68, respectively, in 2004 compared to $0.70 and $0.68 in 2003, respectively. In addition, excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $157 million of expense and $546 million of income in 2004 and 2003, respectively, income before discontinued operations and cumulative effect of accounting change increased by $766 million. This increase reflects primarily the after-tax effect of the increase in Operating Income and lower interest expense.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Discontinued Operations, Net of Tax. The 2004 and 2003 results include the impact of the treatment of the Music segment as a discontinued operation. Included in the 2004 results are a pretax loss of $2 million and a related tax benefit of $123 million. The loss and the corresponding taxes relate primarily to adjustments to the initial estimates of the assets sold to, and liabilities assumed by, the acquirers in such transactions and to the resolution of various tax matters surrounding the music business dispositions.

      Included in the 2003 results are a pretax gain of approximately $560 million for the sale of Warner Manufacturing, a $1.1 billion pretax impairment charge taken to reduce the carrying value of the net assets of WMG, a $27 million pretax loss from the music operations and $72 million of income tax benefits.

      Cumulative Effect of Accounting Change, Net of Tax. As previously discussed, the Company recorded an approximate $34 million benefit, net of tax, as a cumulative effect of accounting change upon the consolidation of AOLA in 2004 in accordance with FIN 46R. In addition, during 2003 the Company recorded an approximate $12 million charge, net of tax, as the cumulative effect of the adoption of FIN 46.

      Net Income and Net Income Per Common Share. Net income was $3.364 billion in 2004 compared to $2.639 billion in 2003. Basic and diluted net income per common share were $0.74 and $0.72 in 2004 compared to $0.59 and $0.57 in 2003, respectively. Net income includes the items discussed above under “Significant Transactions and Other Items Affecting Comparability,” discontinued operations, net of tax, and cumulative effect of accounting change.

Business Segment Results

      AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,

	2004	2003	% Change

		(restated)

	(millions)
Revenues:
Subscription	$7,477	$7,593	(2)%
Advertising	1,005	785	28%
Other	210	220	(5)%

Total revenues	8,692	8,598	1%
Costs of revenues(a)	(4,186)	(4,499)	(7)%
Selling, general and administrative(a)	(2,694)	(2,542)	6%
Gain on disposal of consolidated businesses	20	—	NM
Asset impairments	(10)	—	NM
Restructuring charges	(50)	(52)	(4)%

Operating Income before Depreciation and Amortization	1,772	1,505	18%
Depreciation	(662)	(668)	(1)%
Amortization	(176)	(175)	1%

Operating Income	$934	$662	41%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

    The reduction in Subscription revenues primarily reflects a decrease in domestic Subscription revenues (from $6.095 billion in 2003 to $5.725 billion in 2004), offset in part by an increase in Subscription revenues at

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

AOL Europe (from $1.498 billion in 2003 to $1.677 billion in 2004). AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues, partially offset by an increase in premium service revenue. AOL Europe’s Subscription revenues benefited from the favorable impact of foreign currency exchange rates ($156 million) and growth in bundled broadband subscribers. These increases more than offset an increase in value-added taxes (“VAT”) (which is netted against revenue) due to a change in European tax law that took effect July 1, 2003. In addition, total Subscription revenues benefited from the consolidation of AOLA effective March 31, 2004 ($37 million), and AOL Japan ($37 million), which was consolidated effective January 1, 2004, but then sold on July 1, 2004.

      Through September 30, 2004, AOL classified its domestic AOL brand subscribers as narrowband or broadband subscribers based on the price plan marketed by AOL and selected by subscribers. This price plan classification did not necessarily reflect a subscriber’s speed of connection (e.g., high-speed or dial-up), nor did this classification necessarily reflect a member’s usage pattern. In America Online’s restructuring in the fourth quarter of 2004, the broadband and narrowband access businesses were combined into one Access business. Because it determined that the classification between narrowband and broadband subscribers no longer provided as meaningful information in describing AOL’s subscriber base, AOL undertook a review of possible methods to provide subscriber information. As a result of this review, the discussion of subscribers has been updated to focus on the total AOL brand subscriber base, with additional information provided on subscribers with price plans above and below $15 per month. Information is also provided regarding the related average subscription revenue per subscriber (“ARPU”) for price plans above and below $15, which ARPU corresponds to the price plan and level of service selected by the customer.

      The number of AOL brand domestic and European subscribers is as follows at December 31, 2004, September 30, 2004 and December 31, 2003 (millions):

	December 31,	September 30,	December 31,
	2004	2004	2003

Subscriber category:
AOL brand domestic(1)
$15 and over	17.5	18.1	19.9
Under $15	4.7	4.6	4.4

Total AOL brand domestic	22.2	22.7	24.3

AOL Europe	6.3	6.3	6.4

(1)	AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service.

    The ARPU for each significant category of subscribers, calculated as total subscription revenue for the category divided by the average subscribers in the category for the applicable year, is as follows:

	Year Ended December 31,

	2004	2003

Subscriber category:
AOL brand domestic
$15 and over	$20.97	$20.25
Under $15	13.07	12.11
Total AOL brand domestic	19.44	18.98
AOL Europe	21.48	19.03

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Domestic subscribers to the AOL brand service include subscribers during introductory free-trial periods and subscribers at no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 13% at December 31, 2004 and 17% at December 31, 2003. Domestic subscribers to the AOL brand service also include subscriptions sold at a discount to employees and customers of selected America Online strategic partners. Domestic AOL brand subscribers also include subscribers to America Online’s bundled broadband service, which combines the AOL service with high-speed Internet access provided by third-party broadband Internet access providers such as cable companies and telephone companies. AOL did not actively market the bundled broadband service domestically during 2004.

      The largest component of the AOL brand domestic $15 and over price plans is the $23.90 price plan, which provides unlimited access to the AOL service using America Online’s dial-up network and unlimited usage of the AOL service through any other Internet connection. The largest component of the AOL brand domestic under $15 price plans is the $14.95 per month price plan, which is primarily marketed as a bring your own access (“BYOA”) plan, which includes unlimited usage of the AOL service through an Internet connection not provided by America Online, such as a high-speed broadband Internet connection via cable or DSL. This BYOA price plan also includes a limited number of hours per month of dial-up telephone access in the U.S. to the AOL service using America Online’s dial-up network. America Online continues to develop, test, change and implement price plans, service offerings and payment methods to attract and retain members to its AOL brand interactive service and, therefore, the composition of AOL’s subscriber base may change over time.

      The decline in AOL brand subscribers on plans priced $15 and over per month resulted from a number of factors, principally the continued maturing of dial-up services and subscribers adopting other dial-up and high-speed services, and a reduction in direct marketing response rates over the prior period. Further, during the year, subscribers migrated from the premium priced unlimited dial-up plans, including the $23.90 plan, to lower priced limited dial-up plans, such as the $14.95 plan. The decline in AOL brand subscribers overall and in the $15 and over per month price plans is expected to continue into the foreseeable future.

      Growth in AOL brand subscribers on plans below $15 per month was driven principally by the migration of subscribers from plans $15 and over per month, and to a lesser extent by new subscribers on the $14.95 BYOA plan. America Online believes that subscribers on plans priced below $15 per month will continue to grow sequentially and will grow as a percentage of total membership. Subscribers to the AOL/TWC Inc. bundled broadband offering will be included within the price plans below $15 per month category.

      Within the $15 and over per month category, the increase in ARPU over the prior year was due primarily to an increase in the percentage of total subscribers who generate revenue. Also contributing to the increase in ARPU was an increase in premium services revenues from subscribers in this category. Premium services revenues included in ARPU for the year ended December 31, 2004 and 2003 were $92 million and $37 million, respectively. ARPU was unfavorably impacted by the mix of subscriber price plans, as subscribers on bundled broadband plans became a smaller portion of the total membership in the $15 and over category.

      ARPU for subscribers in the below $15 per month category increased primarily due to growth in subscribers to the $14.95 price plan year over year, which resulted in a favorable impact as the portion of these subscribers grew in relation to the total membership in the below $15 per month category. Also contributing to the increase in ARPU was an increase in premium services revenues from subscribers in this category. In the below $15 per month category, premium services revenues included in ARPU for the years ended December 31, 2004 and 2003 were $24 million and $8 million, respectively.

      AOL Europe offers a variety of price plans, including bundled broadband, unlimited access to the AOL service using America Online’s dial-up network and limited access plans, which are generally billed based on actual usage. AOL Europe continues to actively market bundled broadband plans, as AOL Europe’s

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

subscribers have been migrating from dial-up plans to bundled broadband plans, and this trend is expected to continue.

      ARPU for AOL Europe for the first three quarters of 2004 has been revised to $21.72 from $22.06, $20.84 from $21.38, and $21.19 from $21.46 for the 2004 quarters ending March 31, June 30 and September 30, respectively, to exclude amounts of non-AOL brand revenues inadvertently included in the historical amounts. The ARPU for European subscribers increased primarily because of the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro and British Pound relative to the U.S. Dollar, as well as a change in the mix of price plans, with bundled broadband subscribers growing as a percentage of total subscribers. The total number of AOL brand subscribers reflects a year-over-year increase in subscribers in the U.K., offset by declines in France and Germany.

      In addition to the AOL brand service, the Company has subscribers to lower cost services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenue.

      The increase in Advertising revenues primarily reflects an increase from domestic paid-search advertising contracts (from approximately $200 million in 2003 to $302 million in 2004), $97 million generated by Advertising.com from sales of advertising run on third-party websites and a $33 million increase at AOL Europe, including foreign exchange gains. These increases were partially offset by a decrease in intercompany sales of advertising to other business segments of Time Warner in 2004, as compared to 2003 (from $40 million in 2003 to $11 million in 2004). AOL expects Advertising revenues to continue to increase during 2005 due to expected growth in both traditional online and paid-search advertising, as well as Advertising.com’s performance-based advertising. Paid-search advertising revenues for AOL Europe are also expected to increase in 2005 as the result of a multi-year paid-search deal executed in the fourth quarter of 2004.

      Other revenues primarily include software licensing revenue, revenue from providing the Cable segment access to the AOL Transit Data Network for high-speed access to the Internet and merchandising revenue. Other revenues decreased due primarily to AOL’s decision in the first quarter of 2003 to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience, partially offset by higher software licensing revenues.

      Costs of revenues decreased 7% and, as a percentage of revenues, decreased to 48% in 2004 from 52% in 2003. The declines related primarily to lower network-related expenses, which decreased 27% to $1.777 billion in 2004 from $2.446 billion in 2003. The decline in network-related expenses was principally attributable to improved pricing and decreased levels of service commitments as well as increased amounts of network assets under capital leases (which are included within depreciation expense) versus operating leases. These factors are expected to result in continued declines in network expenses during 2005. These declines were partially offset by an increase in other costs of service, which included higher domestic salary and consulting costs as well as higher broadband and member service costs at AOL Europe. In addition, there were incremental costs associated with the acquisition of Advertising.com and the consolidation of AOLA and AOL Japan during 2004 (AOL Japan was subsequently sold, effective July 1, 2004).

      The increase in selling, general and administrative expenses is primarily related to an increase in marketing costs, additional costs resulting from the acquisition of Advertising.com and higher costs associated with the consolidation of AOLA and the consolidation of AOL Japan for the first half of 2004. The increase in marketing costs resulted from higher spending on member acquisition activities, partially offset by a decline in brand advertising. The increase in marketing expense was partially offset by an approximate $25 million adjustment to reduce excess marketing accruals made in prior years, primarily related to AOL Europe. Management does not believe that the understatement of prior years’ results was material to any of the years’ financial statements. Similarly, management does not believe that the adjustment made is material to the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

current-year results. The overall increase in marketing costs was also partially offset by the change in the treatment of intercompany advertising barter transactions (refer to the 2003 versus 2002 AOL results below).

      As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” 2004 results included a $55 million restructuring charge partially offset by a $5 million reversal of previously-established restructuring accruals, reflecting changes in estimates, a $13 million gain on the sale of AOL Japan, a $7 million gain on the sale of Netscape Security Solutions and a $10 million impairment charge related to a building that is held for sale. Included in 2003 results were $52 million of restructuring charges.

      The increases in Operating Income before Depreciation and Amortization and Operating Income are due primarily to a modest increase in overall revenues and lower costs of revenues, offset in part by higher selling, general and administrative expenses.

      AOL’s 2004 fourth-quarter results also reflect a benefit related to AOL’s reversal of a liability of approximately $56 million related to the November 2003 expiration of the federal moratorium on Internet sales taxes. This liability had previously been accrued during the period from November 2003 through September 30, 2004 (of which $47 million was accrued in 2004). In the fourth quarter of 2004, the U.S. government enacted the Internet Tax Nondiscrimination Act, which retroactively reinstated the federal moratorium on Internet sales taxes to November 2003 and extended the federal moratorium on Internet sales taxes through 2007. As a result of the retroactive application of the legislation, AOL was no longer subject to the sales tax exposure for which it had previously accrued.

      Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Revenues:
Subscription	$7,969	$7,233	10%
Advertising	515	466	11%

Total revenues	8,484	7,699	10%
Costs of revenues(a)	(3,723)	(3,343)	11%
Selling, general and administrative(a)	(1,483)	(1,349)	10%
Restructuring charges	—	(15)	NM

Operating Income before Depreciation and Amortization	3,278	2,992	10%
Depreciation	(1,438)	(1,403)	2%
Amortization	(76)	(58)	31%

Operating Income	$1,764	$1,531	15%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

    Subscription revenues increased due to the continued penetration of new services (primarily high-speed data and advanced digital video services) and video rate increases. High-speed data subscription revenues increased to $1.760 billion for 2004 from $1.422 billion in 2003. The Company anticipates that revenues in 2005 will be positively impacted by revenues associated with its high-speed data and Digital Phone services.

      Basic cable subscribers include all subscribers receiving cable service. Digital video subscribers reflect subscribers on any level of service received via digital technology. High-speed data subscribers include subscribers of TWC Inc.’s Road Runner Internet service, as well as other Internet services offered by TWC

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Inc. At December 31, 2004, as compared to December 31, 2003, basic cable subscribers declined by 0.3% and totaled 10.884 million (including 1.569 million subscribers of unconsolidated investees, which are managed by TWC Inc.), digital video subscribers increased by 11% to 4.806 million (including 747,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), residential high-speed data subscribers increased by 21% to 3.913 million (including 551,000 subscribers of unconsolidated investees, which are managed by TWC Inc.) and commercial high-speed data subscribers increased by 35% to 173,000 (including 22,000 subscribers of unconsolidated investees, which are managed by TWC Inc.). Digital Phone subscribers totaled 220,000 (including 38,000 subscribers of unconsolidated investees, which are managed by TWC Inc.).

      The increase in Advertising revenues was attributable to an increase in both the rates and volume of advertising spots sold.

      Costs of revenues increased 11% and, as a percentage of revenues, were 44% for 2004 compared to 43% for 2003. The increase in costs of revenues is primarily related to increases in video programming costs and higher employee costs. Video programming costs increased 12% to $1.865 billion in 2004 due primarily to contractual rate increases across TWC Inc.’s programming line-up (including sports programming). Video programming costs are expected to increase in 2005 at a rate in line with the rate of increase experienced during 2004, reflecting the expansion of service offerings and contractual rate increases across TWC Inc.’s programming line-up (including sports programming). Employee costs increased primarily due to merit increases and higher headcount resulting from the roll-out of new services. High-speed data connectivity costs were relatively flat resulting in a decline on a per subscriber basis.

      The increase in selling, general and administrative expenses is primarily the result of higher marketing costs and $34 million incurred in connection with the previously discussed Urban Cable dispute, which was settled in 2004. As a percentage of revenue, selling, general and administrative expenses were constant at approximately 17.5%.

      Operating Income before Depreciation and Amortization increased principally as a result of revenue gains, offset in part by higher costs of revenues and selling, general and administrative expenses. As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” 2003 results also included $15 million of restructuring charges.

      Included in Operating Income before Depreciation and Amortization during 2004 are approximately $45 million of losses associated with the roll-out of the Digital Phone service. At December 31, 2004, Digital Phone service was launched in all of TWC Inc.’s divisions.

      Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation and amortization expense. Depreciation expense increased $35 million due primarily to the increased investment in customer premise equipment in recent years, which generally has a significantly shorter useful life compared to the mix of assets previously purchased. Amortization expense increased $18 million, primarily as a result of a full year of amortization of customer-related intangibles in 2004 compared to nine months of amortization in 2003. These assets were established in connection with the TWE Restructuring.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Revenues:
Advertising	$10	$6	67%
Content	11,628	10,800	8%
Other	215	161	34%

Total revenues	11,853	10,967	8%
Costs of revenues(a)	(8,941)	(8,430)	6%
Selling, general and administrative(a)	(1,438)	(1,225)	17%
Gain on disposal of consolidated businesses	—	43	NM

Operating Income before Depreciation and Amortization	1,474	1,355	9%
Depreciation	(104)	(86)	21%
Amortization	(213)	(206)	3%

Operating Income	$1,157	$1,063	9%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

    Content revenues increased during 2004 primarily due to a $631 million and $175 million improvement in revenues from television and theatrical product, respectively. The increase in television product revenues was attributable to a $431 million increase in worldwide license fees and a $200 million increase in home video sales. Revenue from theatrical product included a $106 million increase in television license fees, a $43 million increase in home video sales and a $26 million increase in worldwide theatrical film revenues.

      The increase in worldwide license fees from television product was primarily attributable to the third-cycle syndication continuance license arrangements for Seinfeld, partially offset by reduced revenues stemming from the conclusion of Friends at the end of the 2003-2004 broadcast season. The growth in home video sales of television product was attributable to an increased number of titles released and now sold in this format, including such properties as Friends, Babylon 5 and Smallville.

      The increase in television license fees from theatrical product was due primarily to the network television availability of The Lord of the Rings: The Fellowship of the Ring to Turner and The WB Network and from the network television availability of Harry Potter and the Sorcerer’s Stone. Home video sales from theatrical product increased primarily due to a strong release slate at New Line, including The Lord of the Rings: The Return of the King, Elf, Freddy vs. Jason and The Texas Chainsaw Massacre. The increase in worldwide theatrical film revenues was attributable primarily to the international success of Harry Potter and the Prisoner of Azkaban, The Last Samurai and Troy and from international overages associated with The Lord of the Rings: The Return of the King. This increase was partially offset by a decline in domestic theatrical revenues primarily resulting from difficult comparisons at New Line to the prior year, which included The Lord of the Rings: The Return of the King and Elf.

      Other revenues increased primarily due to the consolidation of the results of Warner Village in 2004, as previously discussed, which contributed $95 million of Other revenues during 2004. The Company’s U.K. cinema interests, which were sold in the second quarter of 2003, contributed Other revenues of $51 million during 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The increase in costs of revenues resulted from higher film costs ($5.870 billion in 2004 compared to $5.358 billion in 2003), primarily resulting from the quantity and mix of product released and increased production of new episodic television series (new series are generally produced at a cost in excess of their network license fees, with such excess costs expensed as incurred). Included in film costs are theatrical valuation adjustments, which declined from $245 million in 2003 to $215 million in 2004. Marketing and distribution costs increased slightly due to the quantity and mix of films released during these years. Costs of revenues as a percentage of revenues decreased to 75% for 2004 from 77% for 2003.

      Selling, general and administrative expenses increased due to additional distribution fees associated with the off-network television syndication of Seinfeld, costs resulting from the consolidation of Warner Village in 2004, additional headcount and merit increases and increased rent expense, partially offset by a reduction in employee incentive compensation.

      As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the Company recorded a $43 million gain on the sale of its interest in U.K. cinemas, which previously had been consolidated, during the second quarter of 2003.

      Operating Income before Depreciation and Amortization and Operating Income increased due to an increase in revenues, which was partially offset by increases in costs of revenue, selling, general and administrative expenses and the absence of the gain on disposal of a consolidated business, as discussed above.

      The Company anticipates that both Operating Income before Depreciation and Amortization and Operating Income will decline in 2005 in comparison to 2004 due primarily to difficult comparisons to 2004 theatrical results, which included significant contributions from The Lord of the Rings: The Return of the King and Elf, and television results, which included the third-cycle syndication continuance license arrangements for Seinfeld.

      Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Revenues:
Subscription	$5,058	$4,588	10%
Advertising	2,895	2,675	8%
Content	973	981	(1)%
Other	128	190	(33)%

Total revenues	9,054	8,434	7%
Costs of revenues(a)	(4,600)	(4,499)	2%
Selling, general and administrative(a)	(1,753)	(1,668)	5%
Impairment of intangible assets	—	(219)	NM
Loss on sale of assets	(7)	—	NM
Restructuring charges	—	(21)	NM

Operating Income before Depreciation and Amortization	2,694	2,027	33%
Depreciation	(212)	(192)	10%
Amortization	(21)	(26)	(19)%

Operating Income	$2,461	$1,809	36%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

    The increase in Subscription revenues was due primarily to higher subscription rates and an increase in the number of subscribers at both Turner and HBO. In addition, 2004 and 2003 each include a benefit (approximately $50 million and $45 million, respectively) related to the favorable resolution of certain contractual agreements, which resulted in previously deferred revenue being recognized when the fees became fixed and determinable.

      The increase in Advertising revenues was driven primarily by higher CPMs and sellouts at Turner’s entertainment networks.

      The slight decrease in Content revenues was primarily due to the success of HBO’s first-quarter 2003 home video release of My Big Fat Greek Wedding and the absence of Content revenues from the winter sports teams after the first quarter of 2004, partially offset by higher 2004 ancillary sales of HBO’s original programming and higher license fees from Everybody Loves Raymond.

      Other revenues declined primarily due to the sale of the winter sports teams in the first quarter of 2004.

      Costs of revenues increased 2%. This increase was primarily due to an increase in programming costs, which grew to $3.225 billion for 2004 from $3.021 billion for 2003. The increase in programming costs is primarily due to higher costs for sports rights, network premieres, licensed series and original series at Turner, and higher theatrical film and original series costs at HBO. Costs of revenues for 2004 benefited from the sale of the winter sports teams in the first quarter of 2004 and a reduction in player payroll at the Atlanta Braves. Costs of revenues as a percentage of revenues were 51% and 53% in 2004 and 2003, respectively.

      The increase in selling, general and administrative expenses primarily related to higher marketing and promotion costs at Turner and higher general and administrative costs across the networks. These increases were partially offset by a $110 million decrease in bad debt expense that was primarily related to the first and second quarter 2004 reversals of approximately $75 million of bad debt reserves at Turner and HBO on receivables from Adelphia Communications Corporation (“Adelphia”), a major cable operator that declared bankruptcy in 2002, and higher second quarter 2003 bad debt charges incurred at Turner related to certain cable operators. During 2004, the Company sold a portion of its Adelphia receivables to a third-party investor and also collected a portion of its remaining receivables from Adelphia.

      As discussed in “Significant Transactions and Other Items Affecting Comparability,” the 2004 results include an approximate $7 million loss on the sale of the winter sports teams. The 2003 results include a $219 million impairment charge related to the writedown of intangible assets of the winter sports teams and $21 million of restructuring costs at Turner.

      Operating Income before Depreciation and Amortization and Operating Income improved during 2004 due to an increase in revenues and the absence of the 2003 impairment and restructuring charges, partially offset by increases in costs of revenues and selling, general and administrative expenses, as described above.

      The sale of the winter sports teams was completed on March 31, 2004. The winter sports teams contributed revenues of $66 million and an Operating Loss of $8 million during 2004. For 2003, the winter sports teams contributed approximately $160 million of revenues and an Operating Loss of $37 million.

      The Company anticipates that the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income during 2005 will be lower than that experienced during 2004. The lower expected rate of growth is due partially to the absence of the benefit of the approximate $75 million reversal of bad debt reserves on receivables from Adelphia, the approximate $50 million benefit from the favorable resolution of certain contractual agreements in 2004 and the impacts of growth trends across 2003, 2004 and 2005 from the sale of the winter sports teams.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Revenues:
Subscription	$1,615	$1,533	5%
Advertising	2,692	2,459	9%
Content	544	522	4%
Other	714	1,019	(30)%

Total revenues	5,565	5,533	1%
Costs of revenues(a)	(2,282)	(2,288)	—
Selling, general and administrative(a)	(2,095)	(2,141)	(2)%
Impairment of goodwill and intangible assets	—	(99)	NM
Gain (loss) on sale of assets	8	(29)	NM
Merger and restructuring charges	—	(21)	NM

Operating Income before Depreciation and Amortization	1,196	955	25%
Depreciation	(122)	(116)	5%
Amortization	(140)	(175)	(20)%

Operating Income	$934	$664	41%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

    Subscription revenues increased primarily due to a decrease in subscription allowances (which are netted against revenue), due in part to timing, and the favorable effects of foreign currency exchange rates.

      Advertising revenues benefited from strength in print advertising, including growth at Real Simple, Time, In Style, Sports Illustrated, Fortune and Entertainment Weekly, among others. The favorable effects of foreign currency exchange rates and new magazine launches also contributed to growth in Advertising revenues.

      Content revenues increased due to several strong titles at Time Warner Book Group. This increase was partially offset by the absence of revenues from Time Life, which was sold at the end of 2003. During 2003, Time Life contributed $40 million of Content revenues.

      Other revenues declined primarily due to the sale of Time Life at the end of 2003, which contributed $312 million of Other revenues during 2003.

      Costs of revenues for 2003 included $164 million of costs associated with Time Life. Excluding Time Life, costs of revenues increased 7% and, as a percentage of revenues, were 41% for both 2004 and 2003. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 8% to $1.747 billion due primarily to growth in advertising page volume, magazine launch-related costs and the effects of foreign currency exchange rates.

      Selling, general and administrative expenses included $251 million of costs associated with Time Life during 2003. Excluding Time Life, selling, general and administrative expenses increased 11%, driven by higher advertising and marketing expense, due primarily to an increase in consumer promotion costs, incremental magazine launch-related costs and costs associated with the coverage and sponsorship of the 2004 Summer Olympics.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” 2004 results reflect an $8 million gain on the sale of a building and 2003 results include a $99 million impairment charge related to goodwill and intangible assets at the Time Warner Book Group, a $29 million loss on sale of Time Life and $21 million of restructuring costs.

      Excluding the 2004 first quarter gain on the sale of a building, the 2003 impairment charges of goodwill and intangible assets, the losses at Time Life, the loss on the sale of Time Life and restructuring charges in 2003, Operating Income before Depreciation and Amortization increased $21 million, and Operating Income increased $40 million, reflecting an increase in overall revenues, partially offset by higher costs of revenues and selling, general and administrative expenses, including $44 million of incremental start-up operating losses associated with the launch of new magazines. Operating Income also benefited from a decline in amortization as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized.

2003 vs. 2002

Consolidated Results

      Revenues. Consolidated revenues increased 7% to $39.563 billion in 2003 from $37.060 billion in 2002. As shown below, these increases were led by growth in Subscription, Advertising and Content revenues, offset in part by a decline in Other revenues:

	Year Ended December 31,

	2003	2002	% Change

	(restated; millions)
Subscription	$20,448	$18,959	8%
Advertising	6,180	6,045	2%
Content	11,446	10,216	12%
Other	1,489	1,840	(19)%

Total revenues	$39,563	$37,060	7%

      The increase in Subscription revenues was driven principally by increases at the Cable segment due primarily to the continued deployment of new services and higher rates, at the AOL segment primarily related to the favorable changes in foreign currency exchange rates and increases in subscriber rates outside the U.S., at the Networks segment primarily driven by higher subscription rates at both Turner and HBO and an increase in the number of subscribers at Turner, and at the Publishing segment due to lower subscription agent commissions (which are netted against revenue) and the favorable effects of foreign currency translation.

      Advertising revenues increased due to growth at the Networks segment resulting from improved CPMs and ratings that benefited Turner’s domestic entertainment networks and The WB Network, partially offset by declines at the AOL segment, due principally to the decline in the current benefit from prior-period contract sales, and the Cable segment, due to a decrease in program vendor advertising.

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

      The decline in Other revenues was due primarily to the AOL segment’s decision to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience. Other revenues were also reduced, due to the sale of the Company’s interest in the consolidated U.K. cinemas at the Filmed Entertainment segment in the second quarter of 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Each of the revenue categories is discussed in greater detail by segment in the “Business Segment Results” section below.

      Cost of Revenues. For the years ended December 31, 2003 and 2002, cost of revenues as a percentage of revenues was 59% and 60% in 2003 and 2002, respectively. Increases in the percentage at Cable (higher programming and depreciation costs) were offset by decreases at AOL (lower network costs) and Filmed Entertainment (overall higher-margin films in 2003).

      Selling, General and Administrative Expenses. Selling, general and administrative costs as a percentage of revenues increased from 24% for the year ended December 31, 2002 to 25% for the year ended December 31, 2003. These increases were driven primarily by AOL and Cable, which had higher personnel and marketing costs associated with the roll-out of new products and services.

Reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income and Net Income (Loss).

      The following table reconciles Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). In addition, the table provides the components from Operating Income (Loss) to Net Income (Loss) for purposes of the discussions that follow:

	Year Ended December 31,

	2003	2002	% Change

	(restated; millions)
Operating Income (Loss) before Depreciation and Amortization	$8,393	$(34,651)	NM
Depreciation	(2,499)	(2,206)	13%
Amortization	(640)	(557)	15%

Operating Income (Loss)	5,254	(37,414)	NM
Interest expense, net	(1,734)	(1,624)	7%
Other income (expense), net	1,210	(2,341)	NM
Minority interest expense	(214)	(278)	(23)%

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	4,516	(41,657)	NM
Income tax provision	(1,370)	(313)	338%

Income (loss) before discontinued operations and cumulative effect of accounting change	3,146	(41,970)	NM
Discontinued operations	(495)	(1,012)	(51)%
Cumulative effect of accounting change	(12)	(54,235)	NM

Net income (loss)	$2,639	$(97,217)	NM

      Operating Income (Loss) before Depreciation and Amortization. Operating Income (Loss) before Depreciation and Amortization improved to $8.393 billion in 2003 from a loss of $34.651 billion in 2002.

      Included in these results were several items affecting comparability, including impairments of goodwill and intangible assets, net gains on the disposition of consolidated businesses and restructuring costs, as discussed in “Significant Transactions and Other Items Affecting Comparability” above. Excluding these items from both periods, Operating Income (Loss) before Depreciation and Amortization in 2003 increased (from $8.181 billion to $8.806 billion) as a result of improvements at the Cable, Filmed Entertainment, Networks and AOL segments, offset in part by a decline at the Publishing segment. The segment results are

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

discussed below in detail in “Business Segment Results.” Also impacting Operating Income (Loss) before Depreciation and Amortization is an increase in the Corporate Operating Loss before Depreciation and Amortization.

      Corporate Operating Loss before Depreciation and Amortization. Time Warner’s Corporate Operating Loss before Depreciation and Amortization increased to $424 million in 2003 from $398 million in 2002. Included in these amounts are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits ($56 million incurred in 2003 compared to $28 million in 2002). 2002 also included $46 million of restructuring charges, which primarily related to severance costs. In addition, 2003 includes higher compensation costs primarily related to incentive compensation plans.

      Depreciation Expense. Depreciation expense increased to $2.499 billion in 2003 from $2.206 billion in 2002, principally due to increases at the Cable and AOL segments. For Cable, as a result of an increase in the amount of capital spending on customer premise equipment in recent years, a larger portion of the Cable segment’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Additionally, the Cable division completed the upgrades of its cable systems in mid-2002. Depreciation expense related to these shorter-lived assets, coupled with incremental depreciation expense on the upgraded cable systems, resulted in the increase in overall depreciation expense.

      For the AOL segment, the higher expense was due to an increase in network assets acquired under capital leases, offset by an approximate $60 million decrease in depreciation in the fourth quarter of 2003, to reduce excess depreciation inadvertently recorded at AOL over several years prior to 2003. This adjustment is reflected as a reduction of depreciation expense recorded in “selling, general and administrative” expenses (approximately $30 million) and “cost of revenues” (approximately $30 million) in the accompanying consolidated statement of operations. Management does not believe that the understatement of prior years’ results was material to any of the applicable year’s financial statements. Similarly, management does not believe that the adjustment made is material to the 2003 results.

      Amortization Expense. Amortization expense increased to $640 million in 2003 from $557 million in 2002. The increase relates principally to an increase in the carrying values and related amortization of film library assets at Filmed Entertainment and customer-related intangible assets at Cable as a result of the TWE Restructuring.

      Operating Income (Loss). Time Warner’s Operating Income (Loss) increased from a loss of $37.414 billion in 2002 to income of $5.254 billion in 2003. This reflects the increase in business segment Operating Income (Loss) before Depreciation and Amortization, partially offset by an increase in depreciation and amortization expense.

      Interest Expense, Net. Interest expense, net, increased to $1.734 billion in 2003 from $1.624 billion in 2002, due primarily to a change in the mix of debt from lower rate short-term floating rate debt to higher rate long-term fixed-rate debt, as well as lower interest income resulting from the conversion of Hughes preferred stock to common stock during 2002. This was offset in part by lower average rates in 2003 on floating rate debt.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Other Income (Expense), Net. Other income (expense), net, detail is shown in the table below:

	Year Ended
	December 31,

	2003	2002

		(restated)

	(millions)
Investment gains	$797	$124
Loss on writedown of investments	(204)	(2,199)
Microsoft Settlement	760	—
Losses from equity investees	(97)	(312)
Other	(46)	46

Other income (expense), net	$1,210	$(2,341)

      The changes in investment gains, loss on writedown of investments and the Microsoft Settlement are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of the items discussed above, Other income (expense), net, improved in 2003 as compared to the prior year, primarily from a reduction of losses from equity method investees.

      Minority Interest Expense. Time Warner had $214 million of minority interest expense in 2003 compared to $278 million in 2002. The decrease in minority interest expense was primarily related to the elimination of the minority interest in AOL Europe as a result of the Company’s purchase of the remaining preferred securities and payment of accrued dividends in April 2003.

      Income Tax Provision. The Company had income tax expense of $1.370 billion in 2003, compared to $313 million in 2002. The Company’s pretax income (loss) before discontinued operations and cumulative effect of accounting change was income of $4.516 billion in 2003, compared to a loss of $41.657 billion in 2002. Applying the 35% U.S. Federal statutory rate to pretax income (loss) would result in income tax expense of $1.581 billion in 2003 and a benefit of $14.580 billion in 2002. The Company’s actual income tax expense (benefit) differs from these amounts as a result of several factors, including non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates, state and local income taxes and the recognition in the fourth quarter of 2003 of a $450 million tax benefit on capital losses. The most significant non-temporary difference in 2002 relates to approximately $42.5 billion of non-deductible losses on the writedown of goodwill (Note 11).

      Income (Loss) before Discontinued Operations and Cumulative Effect of Accounting Change. Income (loss) before discontinued operations and cumulative effect of accounting change was $3.146 billion in 2003 compared to a loss of $41.970 billion in 2002. Basic and diluted net income (loss) per share before discontinued operations and cumulative effect of accounting change were income of $0.70 and $0.68, respectively, in 2003 compared to basic and diluted net loss per share of $9.42 in 2002. In addition, excluding the items discussed under “Significant Transactions and Other Items Affecting Comparability” of $546 million of income in 2003 and $43.949 billion of losses in 2002, Income (Loss) before Discontinued Operations and Cumulative Effect of Accounting Change increased by $621 million. Of the increase, $450 million was from the income tax benefit from capital losses. The remainder reflects a slight increase in Operating Income and a decrease in losses from equity method investees.

      Discontinued Operations, Net of Tax. The 2003 and 2002 results include the impact of the treatment of the Music segment as discontinued operations. In addition, 2002 reflects the deconsolidation of a portion of the TWE-Advance/ Newhouse Partnership (“TWE-A/N”) (Note 6). Included in the 2003 discontinued operations for the Music segment is a pretax gain of approximately $560 million for the sale of Warner Manufacturing, a $1.1 billion pretax impairment charge taken to reduce the carrying value of the net assets of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the recorded music and music publishing businesses, a $27 million pretax loss from the operations of the Music business and $72 million of income tax benefits (Note 4). The 2002 amounts include pretax income of $101 million from the operations of the Music business, impairments of the Music segment’s goodwill of $646 million, brands and trademarks of $853 million and $273 million of income tax benefit related to Music. Additionally, 2002 amounts include $113 million of net income from the operations of TWE-A/N.

      Cumulative Effect of Accounting Change. As previously discussed, the Company recorded an approximate $12 million charge, net of tax, as a cumulative effect of accounting change upon adoption of FIN 46 in 2003. During 2002, the Company recorded a $54.235 billion cumulative effect charge upon adoption of SFAS 142. Included in this charge was $4.796 billion related to the Music segment.

      Net Income (Loss) and Net Income (Loss) Per Common Share. Net income was $2.639 billion in 2003, compared to a net loss of $97.217 billion in 2002. Basic net income per common share was $0.59 and diluted net income per share was $0.57 in 2003, compared to basic and diluted net loss per common share of $21.82 in 2002. Net Income (Loss) includes the items discussed under “Significant Transactions and Other Items Affecting Comparability,” discontinued operations, net of tax, and the cumulative effect of accounting change discussed above.

Business Segment Results

      AOL. Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) of the AOL segment for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(restated; millions)
Revenues:
Subscription	$7,593	$7,216	5%
Advertising	785	1,082	(27)%
Other	220	562	(61)%

Total revenues	8,598	8,860	(3)%
Costs of revenues(a)	(4,499)	(5,081)	(11)%
Selling, general and administrative(a)	(2,542)	(2,235)	14%
Goodwill impairment charge	—	(31,961)	NM
Restructuring charges	(52)	(266)	(80)%

Operating Income (Loss) before Depreciation and Amortization	1,505	(30,683)	NM
Depreciation	(668)	(624)	7%
Amortization	(175)	(161)	9%

Operating Income (Loss)	$662	$(31,468)	NM

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

    The growth in Subscription revenues at AOL was primarily attributable to an increase in Subscription revenues at AOL Europe (from $1.153 billion to $1.498 billion). The growth in AOL Europe’s Subscription revenues resulted from a $240 million favorable impact of foreign currency exchange rates and higher pricing that more than offset an increase in VAT (which is netted against revenue) due to a change in European tax law that took effect July 1, 2003. AOL’s domestic Subscription revenues grew $32 million (from $6.063 billion to $6.095 billion) in 2003 compared to 2002. The expansion of domestic broadband subscribers and increased

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

premium services revenue accounted for the increase. These gains were offset in part by year-over-year declines in revenues related to declines in domestic AOL narrowband subscribers.

      The number of AOL brand subscribers in the U.S. was approximately 24.3 million at December 31, 2003, compared to approximately 26.5 million at December 31, 2002, and 24.7 million at September 30, 2003 (total AOL brand subscribers included subscribers receiving the service under various unlimited usage price plans, limited usage price plans, BYOA plans, Original Equipment Manufacturers (“OEMs”) bundled plans, and bulk subscriptions sold at a discount rate to AOL’s selected strategic partners, as well as members receiving the AOL service during introductory free-trial periods and members who are receiving the AOL service at no or reduced costs through member service and retention programs). The sequential quarterly decline in domestic AOL brand subscribers resulted from a number of factors, including continued subscriber cancellations and terminations, a reduction in direct marketing response rates, the continued maturing of narrowband services, subscribers adopting other narrowband and broadband services, and a reassessment of various marketing programs, partially offset by growth in broadband subscribers.

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

	Year Ended December 31,

	Percentage of
	Total Subs		ARPU

	2003	2002	2003	2002

Unlimited(a)	78%	81%	$20.38	$19.47
Lower-priced plans(b)	18%	13%	$11.15	$11.03
OEM bundled	4%	6%	—	—

Total	100%	100%	$18.98	$18.31

(a)	Includes 10% in both 2003 and 2002 under various free-trial and retention programs.

(b)	Includes 2% in 2003 and 1% in 2002 under various free-trial and retention programs. These plans include BYOA plans, limited usage plans and bulk programs with strategic partners.

    ARPU, defined as total AOL brand domestic Subscription revenue divided by the average subscribers for the period, for 2003 increased 4% to $18.98 as compared to $18.31 in 2002. The change in domestic subscription ARPU primarily related to the termination of non-paying members. In addition, ARPU was impacted by changes in the mix of narrowband and broadband product, customer pricing plans, the level of service provided (full connectivity versus BYOA) and by changes in the terms of AOL’s relationships with its broadband cable, DSL and satellite partners.

      The number of AOL brand subscribers in Europe was 6.4 million at December 31, 2003, and the average monthly Subscription revenue per European subscriber for 2003 was $19.03. This compares to AOL brand subscribers in Europe of 6.4 million and 6.3 million at December 31, 2002, and September 30, 2003, respectively, and an average monthly Subscription revenue per European subscriber for 2002 of $14.88. The

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

average monthly Subscription revenue per European subscriber in 2003 was impacted primarily by the positive effects of changes in foreign currency exchange rates related to the strengthening of the Euro and British Pound relative to the U.S. Dollar and price increases implemented in the second quarter of 2003 and in mid-2002 in various European countries offering the AOL service. The growth in the number of AOL brand subscribers in Europe was essentially flat in 2003, as growth in U.K. subscribers was offset by subscriber declines in Germany and France.

      The decline in Advertising revenues is principally due to a $338 million reduction in revenues from domestic contractual commitments received in prior periods (from $655 million to $317 million) and continued softness in AOL online advertising sales. Of the $655 million of Advertising revenue from contractual commitments for 2002, $15 million was recognized as the result of terminations. There were no terminations in 2003 that resulted in additional revenues. The decline in Advertising revenues also reflects a decrease in the intercompany sales of advertising to other business segments of Time Warner in 2003 as compared to 2002 (from $178 million to $40 million). This reduction also reflects a change in the treatment of intercompany advertising barter transactions. During the second quarter of 2003, there was a change in the application of AOL’s policy for intercompany advertising barter transactions, which reduced both the amount of intercompany advertising revenues and advertising expenses by $51 million for the year. This change, however, had no impact on the AOL segment’s Operating Income (Loss) or its Operating Income (Loss) before Depreciation and Amortization. In addition, because intercompany transactions are eliminated on a consolidated basis, this change in policy did not impact the Company’s consolidated results of operations. The decline in Advertising revenues was partially offset by increased revenues from certain transaction-based advertising contracts (from $35 million in 2002 to approximately $200 million in 2003) related to paid-search categories.

      Of the $785 million of Advertising revenues for 2003, $317 million was generated from the five most significant advertisers. Similarly, of the $1.082 billion of Advertising revenues for 2002, $213 million related to the five most significant advertisers.

      Domestic advertising commitments for future periods declined to $204 million as of December 31, 2003, as compared to $514 million as of December 31, 2002. In addition to the prior period commitments recognized in revenue, the remaining commitments were reduced by $196 million and $261 million for 2003 and 2002, respectively, without any revenue being recognized, to reflect a decline in future consideration to be received related to the termination or restructuring of various contracts. Included in the $204 million of advertising commitments for future periods as of December 31, 2003 is $120 million for the five largest advertising commitments. Similarly, the $514 million of advertising commitments for future periods as of December 31, 2002 includes $217 million for the five largest commitments.

      Other revenues include merchandising revenue and revenue from providing the Cable segment access to the AOL Transit Data Network for high-speed access to the Internet. The decrease in Other revenues for 2003 was due primarily to the Company’s decision to reduce the promotion of its merchandise business (i.e., reducing pop-up advertisements) to improve the member experience.

      Operating Income (Loss) before Depreciation and Amortization in 2002 included a $31.961 billion impairment charge taken to reduce the carrying value of goodwill. Excluding this impairment charge, Operating Income before Depreciation and Amortization increased by $227 million in 2003. The increase is due primarily to lower costs of revenue and lower merger and restructuring costs, offset in part by lower Advertising revenues, as discussed above, and higher selling, general and administrative expenses. The 11% decline in cost of revenues primarily related to lower domestic network and merchandise expenses. Network-related expenses decreased 14% to $2.446 billion in 2003, principally attributable to improved pricing and decreased levels of service commitments entered into during 2003, as well as the increased utilization of network assets under capital leases. Merger and restructuring costs declined in 2003 to $52 million as

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

compared to $266 million in 2002 (Note 3). The 14% increase in selling, general and administrative expenses primarily related to higher marketing costs, consulting costs, commissions, and personnel costs associated with the roll-out of new services, as well as higher legal and insurance costs.

      Excluding the $31.961 billion impairment in 2002, Operating Income (Loss) increased in 2003 due to an increase in Operating Income before Depreciation and Amortization, as discussed above, partially offset by an increase in depreciation and amortization expense. The increase in depreciation expense primarily related to an increase in network assets acquired under capital leases. This was partially offset by an adjustment of approximately $60 million in the fourth quarter of 2003 to reduce excess depreciation inadvertently recorded at AOL over several years prior to 2003. Management does not believe that the understatement of prior years’ results was material to any of the given years’ financial statements. Similarly, management does not believe that the adjustment made is material to the 2003 results. The increase in amortization expense is primarily related to a reduction in useful lives of certain intangible assets that would cease to be used in early 2004.

      Cable. Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) of the Cable segment for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Revenues:
Subscription	$7,233	$6,374	13%
Advertising	466	661	(30)%

Total revenues	7,699	7,035	9%
Costs of revenues(a)	(3,343)	(3,033)	10%
Selling, general and administrative(a)	(1,349)	(1,242)	9%
Goodwill impairment charge	—	(10,550)	NM
Restructuring charges	(15)	(15)	—
Gain on disposal of consolidated businesses	—	6	NM

Operating Income (Loss) before Depreciation and Amortization	2,992	(7,799)	NM
Depreciation	(1,403)	(1,206)	16%
Amortization	(58)	(7)	NM

Operating Income (Loss)	$1,531	$(9,012)	NM

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

    The increase in Subscription revenues for 2003 was due to the growth in high-speed data subscribers, higher basic cable rates and an increase in digital video subscribers. High-speed data revenues increased from $1.009 billion in 2002 to $1.422 billion in 2003.

      Basic cable subscribers include all subscribers receiving basic cable service. Digital video subscribers reflect subscribers on any level of service received via digital technology. High-speed data subscribers include subscribers to TWC Inc.’s Road Runner service, as well as other Internet services offered by TWC Inc. For the period from December 31, 2002 to December 31, 2003, residential high-speed data subscribers increased by 33% to 3.228 million (including 443,000 million subscribers of unconsolidated investees, which are managed by TWC Inc.), commercial high-speed data subscribers increased by 54% to 128,000 (including 13,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), digital video subscribers increased by 16% to 4.349 million (including 696,000 million subscribers of unconsolidated investees, which

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

are managed by TWC Inc.) and basic cable subscribers increased 0.1% to 10.919 million (including 1.572 million subscribers of unconsolidated investees, which are managed by TWC Inc.).

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

      Operating Income (Loss) before Depreciation and Amortization for 2002 included a $10.550 billion impairment charge to reduce the carrying value of goodwill and a $6 million gain on the sale of certain consolidated cable systems. Excluding the impairment charge and gain, Operating Income before Depreciation and Amortization in 2003 increased by $247 million, principally as a result of the Subscription revenue gains described above, offset in part by higher costs of revenue and selling, general and administrative expenses. The increase in costs of revenue was primarily related to increases in video programming costs, offset in part by reduced high-speed data network expenses. Video programming costs increased 15% to $1.661 billion in 2003, principally attributable to contractual rate increases across the Company’s programming lineup (including sports programming). The increase in selling, general and administrative expenses was primarily related to higher employee-related costs, due in part to the roll-out of new services and, to a lesser extent, higher pension expenses.

      Excluding the $10.550 billion impairment, Operating Income increased in 2003 due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation and amortization expense. As a result of an increase in the amount of capital spending on customer premise equipment in recent years, a larger proportion of the Cable segment’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Additionally, the Cable division completed the upgrades of its cable systems in mid-2002. Depreciation expense related to these shorter-lived assets, coupled with incremental depreciation expense on the upgraded cable systems, has resulted in the increase in overall depreciation expense. Amortization expense increased $51 million, primarily as a result of amortization of subscriber lists that were established in connection with the TWE Restructuring.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Revenues:
Advertising	$6	$10	(40)%
Content	10,800	9,824	10%
Other	161	206	(22)%

Total revenues	10,967	10,040	9%
Costs of revenues(a)	(8,430)	(7,891)	7%
Selling, general and administrative(a)	(1,225)	(1,051)	17%
Gain on disposal of consolidated businesses	43	—	NM

Operating Income before Depreciation and Amortization	1,355	1,098	23%
Depreciation	(86)	(79)	9%
Amortization	(206)	(191)	8%

Operating Income	$1,063	$828	28%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

    For 2003, Content revenues increased as a result of improvements from theatrical and television product. Increases in revenue from theatrical product included higher worldwide theatrical film rentals ($109 million), higher worldwide home video sales ($174 million) and higher television license fees ($118 million). Increases in revenue from television product is attributable to higher worldwide license fees ($288 million) and improved home video sales ($251 million). The increase in worldwide theatrical film rentals was primarily driven by the success of Harry Potter and the Chamber of Secrets, The Matrix Reloaded, The Lord of the Rings: The Fellowship of the Ring and The Lord of the Rings: The Two Towers. The increase in worldwide home video sales reflects increased DVD unit sales for both feature films and episodic television series, offset in part by lower VHS revenues. The growth in DVD revenues is attributable to a combination of the popularity of the Company’s film and television releases as well as the expanding worldwide DVD player base. The increase in television revenues is primarily attributable to improved network license fees from several returning series, as well as a higher number of new episodes produced and delivered in 2003 versus 2002. In addition, revenues were negatively impacted by a $40 million reserve established during the fourth quarter in connection with an international VAT tax matter (which is netted against revenue).

      Other revenues consist primarily of comic-book publishing sales and revenues from the portion of the Company’s U.K. cinema operations consolidated for financial reporting purposes. Other revenues declined as a result of the sale of the Company’s U.K. cinema interests in the second quarter of 2003. This operation contributed $51 million of Other revenues in 2003, compared to $108 million in 2002.

      Operating Income before Depreciation and Amortization reflects improved contributions from theatrical product, which were offset in part by lower gross profits from television product stemming from an increase in the production of new episodic series (new series are generally produced at a cost in excess of their network license fees). Specifically, Operating Income before Depreciation and Amortization includes increased Content revenues, which was partially offset by decreases in Other revenues discussed above, increases in costs of revenue and selling, general and administrative expenses. The increase in costs of revenue is primarily related to increased film and exploitation costs and by increased television production costs as discussed above.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The increase in selling, general and administrative expenses is primarily related to third party distribution fees associated with higher revenue, general cost increases (including annual salary increases), additional headcount and approximately $45 million of additional accruals for employee incentive compensation. In addition, Operating Income before Depreciation and Amortization includes a $43 million gain related to the sale of the Company’s interest in consolidated U.K. cinemas in 2003.

      The increase in Operating Income was due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization, offset in part by higher depreciation expense due to asset additions to property and equipment, as well as higher amortization expense relating to a step-up in the valuation of the Warner Bros. film library assets, which were established in connection with the TWE Restructuring.

      Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Revenues:
Subscription	$4,588	$4,310	6%
Advertising	2,675	2,423	10%
Content	981	736	33%
Other	190	186	2%

Total revenues	8,434	7,655	10%
Costs of revenues(a)	(4,499)	(4,057)	11%
Selling, general and administrative(a)	(1,668)	(1,566)	7%
Impairment of intangible assets	(219)	—	NM
Restructuring charges	(21)	—	NM

Operating Income before Depreciation and Amortization	2,027	2,032	—
Depreciation	(192)	(172)	12%
Amortization	(26)	(21)	24%

Operating Income	$1,809	$1,839	(2)%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

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

      The increase in Content revenues was primarily due to the success of HBO’s first quarter 2003 home video release of My Big Fat Greek Wedding and, to a lesser extent, higher ancillary sales of HBO programming and higher licensing and syndication revenue associated with Everybody Loves Raymond.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Operating Income before Depreciation and Amortization for 2003 includes the previously discussed $219 million of impairment charges at Turner related to the writedown of intangible assets of the winter sports teams. Excluding this impairment charge, Operating Income before Depreciation and Amortization improved due to the increase in total revenues described above, offset in part by an increase in costs of revenue and selling, general and administrative expenses. The 11% increase in costs of revenue is primarily due to increases in programming costs and higher distribution costs related to the increase in HBO’s Content revenues. Partially offsetting the higher programming costs was a $45 million deferral of programming costs associated with future revenues from syndication and home video distribution of original programming. The 7% increase in selling, general and administrative expenses is primarily related to higher employee costs at Turner and HBO due to business growth, and an increase in marketing costs. 2002 also included a benefit from the finalization of certain licensing agreements at HBO. In addition, 2003 included $13 million of restructuring costs related to a lease termination and a sublease associated with the planned move of Turner’s New York-based advertising sales department to the Time Warner Center and an additional $8 million of restructuring costs related to various employee and contractual terminations. Both years reflect bad debt reserves on receivables from Adelphia, which declared bankruptcy in 2002.

      Excluding the impairment charge, Operating Income increased primarily due to the changes in Operating Income before Depreciation and Amortization noted above, partially offset by an increase in depreciation expense related to fixed asset additions, primarily at Turner.

      The winter sports teams, which were sold in the first quarter of 2004, contributed approximately $160 million and $152 million of revenues in 2003 and 2002, respectively. Operating Losses were $37 million and $45 million in 2003 and 2002, respectively.

      Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,

	2003	2002	% Change

	(millions)
Revenues:
Subscription	$1,533	$1,484	3%
Advertising	2,459	2,422	2%
Content	522	513	2%
Other	1,019	1,003	2%

Total revenues	5,533	5,422	2%
Costs of revenues(a)	(2,288)	(2,233)	2%
Selling, general and administrative(a)	(2,141)	(2,034)	5%
Impairment of goodwill and intangible assets	(99)	—	NM
Loss on sale of assets	(29)	—	NM
Merger and restructuring charges	(21)	—	NM

Operating Income before Depreciation and Amortization	955	1,155	(17)%
Depreciation	(116)	(97)	20%
Amortization	(175)	(177)	(1)%

Operating Income	$664	$881	(25)%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

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

      The decrease in Operating Income before Depreciation and Amortization includes the previously discussed $99 million impairment charge related to the goodwill and intangible assets of the Time Warner Book Group. It also includes an $84 million decline at Time Life (a $72 million loss in 2003 versus income of $12 million in 2002) and an increase in pension-related expenses of $44 million. These items were partially offset by an overall increase in revenue. Restructuring charges of $21 million were also recorded in 2003, including $9 million for Time Life workforce reductions. As previously discussed, in December 2003, the Company sold Time Life and recorded a loss on disposal of $29 million. Operating expenses for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 2% to $1.627 billion due primarily to the effects of foreign exchange rates.

      The decrease in Operating Income was due primarily to lower Operating Income before Depreciation and Amortization, as discussed above, and higher depreciation expense, primarily related to increased capitalized software and building improvements. Time Life contributed $82 million of Operating Losses in 2003 and Operating Income of $6 million in 2002.

FINANCIAL CONDITION AND LIQUIDITY

Current Financial Condition

      At December 31, 2004, Time Warner had $22.375 billion of debt, $6.139 billion of cash and equivalents (net debt of $16.236 billion, defined as total debt less cash and equivalents) and $60.771 billion of shareholders’ equity, compared to $25.745 billion of debt, $3.040 billion of cash and equivalents (net debt of $22.705 billion) and $56.213 billion of shareholders’ equity at December 31, 2003.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The following table shows the change in net debt from December 31, 2003 to December 31, 2004 (millions):

Net debt at December 31, 2003	$22,705
Free Cash Flow(a)	(3,280)
Acquisition of Advertising.com	445
Acquisition of additional interest in Synapse Group Inc.	120
Net proceeds from sale of WMG(b)	(2,501)
Proceeds from sale of a portion of the Company’s investment in Google	(195)
Proceeds from sale of the Company’s investment in Gateway	(280)
Proceeds from sale of the Company’s investment in VIVA and VIVA Plus	(134)
Other	(644)

Net debt at December 31, 2004(c)	$16,236

(a)	See Free Cash Flow discussion under “Cash Flows” below for a reconciliation of the Company’s Free Cash Flow to cash provided by operations ($6.618 billion in 2004).

(b)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.

(c)	Included in the net debt balance is approximately $299 million, which represents the net unamortized fair value adjustment recognized as a result of the merger of America Online and Historic TW.

    With the receipt of the proceeds upon the closing of the sale of the Company’s recorded music and music publishing businesses in the first quarter of 2004, as well as the generation of significant Free Cash Flow, the Company achieved its previously announced net debt reduction target in the first quarter, almost a full year ahead of schedule.

      The Company employs a disciplined approach to capital management, including investment opportunities and the potential return of capital to shareholders. Depending upon the timing and magnitude of such transactions, the Company’s net debt may continue to decline due to the prospective generation of Free Cash Flow.

      The Company has submitted a joint bid with Comcast for the acquisition of Adelphia. If successful, the Company’s net debt would increase.

Cash Flows

      Cash and equivalents increased to $6.139 billion as of December 31, 2004, from $3.040 billion as of December 31, 2003. Components of this change are discussed in more detail in the pages that follow.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Operating Activities

      Sources of cash provided by operations are as follows:

	Year Ended December 31,

	2004	2003	2002

		(restated)	(restated)
		(millions)
Operating Income (Loss) before Depreciation and Amortization	$9,372	$8,393	$(34,651)
Noncash asset impairments	10	318	42,511
Noncash legal reserves related to government investigations	300	—	—
Net interest payments(a)	(1,578)	(1,633)	(1,548)
Net income taxes paid(b)	(382)	(489)	(246)
Adjustments relating to discontinued operations(c)	123	350	639
Merger and restructuring payments(d)	(90)	(293)	(512)
Domestic pension plan contributions	(358)	(648)	(119)
Microsoft Settlement	—	750	—
Cash paid for litigation settlements	—	(391)	—
All other, net, including working capital changes	(779)	244	683

Cash provided by operations	$6,618	$6,601	$6,757

(a)	Includes interest income received of $94 million, $61 million and $93 million in 2004, 2003 and 2002, respectively.

(b)	Includes income tax refunds received of $107 million, $15 million and $49 million in 2004, 2003 and 2002, respectively.

(c)	Includes net income (loss) from discontinued operations of $121 million, ($495) million and ($1.012) billion in 2004, 2003 and 2002, respectively. Amounts also include working capital related adjustments associated with discontinued operations of $2 million, $845 million and $1.651 billion in 2004, 2003 and 2002, respectively.

(d)	Includes payments for merger and restructuring costs, as well as payment for certain other merger-related liabilities.

    Cash provided by operations increased to $6.618 billion in 2004 compared to $6.601 billion in 2003. The increase in cash provided by operations is related primarily to an increase in Operating Income before Depreciation and Amortization and lower domestic qualified pension plan contributions, tax, interest and merger and restructuring payments. These increases were partially offset by a reduction in cash provided by working capital, a reduction in cash relating to discontinued operations and the absence of net cash received from litigation settlements in 2004. The changes in working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivables and sales proceeds and similar items. The change in working capital between periods included higher production and programming spending and the timing of accounts payable and accrual payments.

      Cash provided by operations decreased to $6.601 billion for 2003, compared to $6.757 billion in 2002. The decline in cash provided by operations is related primarily to higher net interest and tax payments, lower cash generated from discontinued operations, higher domestic pension contributions and decreased contributions from working capital primarily related to higher production spending at Warner Bros. These factors causing declines were offset in part by an increase in Operating Income before Depreciation and Amortization (excluding noncash impairment charges of intangible assets), a decrease in cash paid for restructuring and merger liabilities and $359 million of net cash received in connection with litigation settlements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Investing Activities

      Sources of cash provided (used) by investing activities are as follows:

	Year Ended December 31,

	2004	2003	2002

			(restated)

	(millions)
Investment and acquisitions, net of cash acquired:
Synapse(a)	$(120)	$(40)	$—
Advertising.com	(445)	—	—
The WB Network	—	(128)	—
Consolidation of AOLA(b)	33	—	—
AOL Europe	—	—	(6,475)
All other, principally funding of joint ventures	(345)	(402)	(919)
Investments and acquisitions, net from discontinued operations	—	(52)	(162)
Capital expenditures and product development costs from continuing operations	(3,024)	(2,761)	(2,843)
Capital expenditures and product development costs from discontinued operations	—	(126)	(386)
Proceeds from sale of the Company’s investment in Hughes	—	783	—
Proceeds from the sale of a portion of the Company’s investment in Google	195	—	—
Proceeds from the sale of the Company’s investment in Gateway	280	—	—
Proceeds from the sale of other available-for-sale securities	57	296	187
Net proceeds from the sale of WMG(c)	2,501	—	—
Proceeds from the sale of the Company’s investment in VIVA and VIVA Plus	134	—	—
Proceeds from sale of the Company’s investment in Comedy Central	—	1,225	—
Proceeds from sale of Warner Manufacturing	—	1,050	—
All other investment proceeds	231	232	361

Cash provided (used) by investing activities	$(503)	$77	$(10,237)

(a)	Represents purchase of additional interest in Synapse Group Inc.
(b)	Represents cash balance of AOLA upon consolidation.
(c)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.

    Cash used by investing activities was $503 million in 2004 compared to cash provided by investing activities of $77 million in 2003. The decrease in cash provided (used) by investing activities is due to lower proceeds from sale of investments, an increase in capital expenditures and product development costs and an increase in investments and acquisitions during 2004. Capital expenditures increased across all business segments and included capital expenditures related to the Company’s new corporate headquarters and the construction of a building by IPC Media.

      Cash provided by investing activities was $77 million in 2003, compared to cash used by investing activities of $10.237 billion in 2002. The increase in cash provided by investing activities is due primarily to the lower level of cash used for investments and acquisitions than in 2002, when the Company spent $6.475 billion

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

in connection with the acquisition of Bertelsmann’s interest in AOL Europe. In addition, as noted above, 2003 had higher investment proceeds from the sale of non-strategic assets. Capital expenditures and product development costs from continuing operations were essentially flat.

      As previously discussed under “Other Recent Developments,” Comcast has been granted an option, which generally can be exercised until 60 days following delivery of a termination notice from either TWC Inc. or Comcast, to require TWC Inc. to redeem a portion of the TWC Inc. stock held by Comcast in exchange for certain cable systems and approximately $750 million in cash.

Financing Activities

      Sources of cash provided (used) by financing activities are as follows:

	Year Ended December 31,

	2004	2003	2002

	(millions)
Borrowings	$1,631	$2,492	$23,535
Debt repayments	(4,834)	(7,230)	(18,984)
Redemption of mandatorily redeemable preferred securities of a subsidiary	—	(813)	(255)
Current period repurchases of common stock	—	—	(102)
Partnership distributions	—	—	(11)
Principal payments on capital leases	(191)	(178)	(61)
Proceeds from exercise of stock options	353	372	297
Other financing activities	25	(11)	20

Cash provided (used) by financing activities	$(3,016)	$(5,368)	$4,439

      Cash used by financing activities was $3.016 billion in 2004 compared to $5.368 billion in 2003. The decrease in cash used by financing activities was due principally to lower incremental debt repayments in 2004 and the absence of the 2003 redemption of mandatorily redeemable preferred securities of a subsidiary.

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

Free Cash Flow

      Free Cash Flow is cash provided (used) by operations (as defined by U.S. generally accepted accounting principles) less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s liquidity, including its ability to reduce net debt, make strategic investments, pay dividends to common shareholders and repurchase stock. Free Cash Flow should be considered in addition to, and not as a substitute for, the Company’s various cash flow measures (e.g., Cash Provided by Operations) reported in accordance with U.S. generally accepted accounting principles.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The following table provides a reconciliation from the Company’s cash provided by operations to Free Cash Flow.

	Year Ended December 31,

	2004	2003	2002

			(restated)

	(millions)
Cash provided by operations	$6,618	$6,601	$6,757
Capital expenditures and product development costs	(3,024)	(2,887)	(3,229)
Partnership distributions	—	—	(11)
Principal payments on capital leases	(191)	(178)	(61)

Free Cash Flow including discontinued operations	3,403	3,536	3,456
Less: Free Cash Flow from discontinued operations	(123)	(224)	(242)

Free Cash Flow	$3,280	$3,312	$3,214

Capital Expenditures and Product Development Costs

      Time Warner’s total capital expenditures and product development costs were $3.024 billion in 2004 compared to $2.887 billion in 2003 and $3.229 billion in 2002. Capital expenditures and product development costs from continuing operations were $2.761 billion in 2003 and $2.843 billion in 2002. Capital expenditures and product development costs from continuing operations principally relate to the Company’s Cable segment, which had capital expenditures from continuing operations of $1.712 billion in 2004, $1.637 billion in 2003 and $1.813 billion in 2002.

      The Cable segment’s capital expenditures from continuing operations comprise the following categories:

	Year Ended December 31,

	2004	2003	2002

	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$719	$715	$813
Scaleable infrastructure	205	173	188
Line extensions	239	214	192
Upgrade/rebuild	139	175	224
Support capital	410	360	396

Total capital expenditures	$1,712	$1,637	$1,813

      Time Warner’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, drops (i.e., initial customer installations), converters (i.e., analog and digital boxes that convert transmitted signals to analog and/or digital TV signal) and cable modems used in the delivery of high-speed data and Digital Phone services. With respect to customer premise equipment, including converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is generally provided using the straight-line method over their estimated useful life. For converters and modems, such life is 3-5 years and for plant upgrades, such useful life is 3-16 years.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Committed Financial Capacity

      At December 31, 2004, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short term investments, of $37.991 billion. Of this committed capacity, $15.265 billion was available to fund future obligations and $22.375 billion was outstanding as debt (refer to Note 10 to the accompanying consolidated financial statements for more details on outstanding debt). At December 31, 2004, total committed capacity, unused capacity and outstanding debt were as follows:

			Unused
	Committed	Letters of	Committed	Outstanding
	Capacity	Credit(a)	Capacity	Debt(c)

	(millions)
Cash and equivalents	$6,139	$—	$6,139	$—
Bank credit agreement and commercial paper programs	11,000	351	9,126	1,523
Fixed-rate public debt(b)	20,393	—	—	20,393
Other fixed-rate obligations	459	—	—	459

Total	$37,991	$351	$15,265	$22,375

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Includes debt due within one year of $1.672 billion, which primarily relates to $1.5 billion of bonds that mature in 2005.
(c)	Represents principal amounts adjusted for fair value adjustments, premiums and discounts.

Time Warner Credit Agreement

      Time Warner has a $7.0 billion senior unsecured five-year revolving credit facility with a maturity date of June 30, 2009 (the “TW Facility”). The permitted borrowers under the TW Facility are Time Warner and Time Warner Finance Ireland (the “Borrowers”). The obligations of both Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW, Turner and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are also guaranteed by Time Warner.

      Borrowings under the TW Facility bear interest at a rate determined by the credit rating of Time Warner, which rate is currently LIBOR plus 0.39%. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the TW Facility at a rate determined by the credit rating of Time Warner, which rate is currently 0.11% per annum. The Borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the TW Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

      The TW Facility provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The TW Facility contains a maximum leverage ratio covenant of 4.5 times consolidated EBITDA of Time Warner and an interest coverage covenant of 2.0 times consolidated cash interest expense of Time Warner. Each of these terms, ratios and related financial metrics is defined in the agreement. At December 31, 2004, the Company was in compliance with all of these covenants, with a leverage ratio and interest coverage ratio, as calculated in accordance with the agreement, of approximately 1.8 times and 5.5 times, respectively. The TW Facility does not contain any credit ratings-based defaults or covenants, or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes, and unused credit is available to support borrowings

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

under commercial paper programs. As of December 31, 2004, there were no loans outstanding and $351 million in outstanding face amount of letters of credit were issued under the TW Facility.

TWC Inc. and TWE Credit Agreement

      TWC Inc. and TWE have a $4.0 billion senior unsecured five-year revolving credit facility with a maturity date of November 23, 2009 (the “Cable Facility”). TWC Inc. and TWE have cross-guaranteed their respective obligations under the Cable Facility, and Warner Communications Inc. and American Television and Communications Corporation (both indirect wholly-owned subsidiaries of Time Warner but not subsidiaries of TWC Inc.) have each guaranteed a pro-rata portion of TWE’s obligations under the Cable Facility (including TWE’s obligations under its guarantee of TWC Inc.’s obligations). There are generally no restrictions on the ability of Warner Communications Inc. and American Television and Communications Corporation to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors.

      Borrowings under the Cable Facility bear interest at a rate based on the credit rating of TWC Inc., which rate is currently LIBOR plus 0.39%. In addition, the borrowers are required to pay a facility fee on the aggregate commitments under the Cable Facility at a rate determined by the credit rating of TWC Inc., which rate is currently 0.11% per annum. The borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

      The Cable Facility provides same-day funding capability and a portion of the commitment, not to exceed $300 million at any time, may be used for the issuance of letters of credit. The Cable Facility contains a maximum leverage ratio covenant of 5.0 times consolidated EBITDA of TWC Inc. and an interest coverage covenant of 2.0 times consolidated cash interest expense of TWC Inc. Each of these terms, ratios and related financial metrics is defined in the agreement. At December 31, 2004, TWC Inc. was in compliance with all of these covenants with a leverage ratio and interest coverage ratio, as calculated in accordance with the agreement, of approximately 1.4 times and 6.7 times, respectively. The Cable Facility does not contain any credit ratings-based defaults or covenants, or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner, TWC Inc. or TWE. Borrowings may be used for general corporate purposes and unused credit is available to support borrowings under commercial paper programs. As of December 31, 2004, there were no loans or letters of credit outstanding, and approximately $1.523 billion of commercial paper was supported by the Cable Facility.

Commercial Paper Programs

      Time Warner maintains a $5.0 billion unsecured commercial paper program. Included as part of the $5.0 billion commercial paper program is a $2.0 billion European commercial paper program under which Time Warner and Time Warner Finance Ireland can issue European commercial paper. The obligations of both Time Warner and Time Warner Finance Ireland are directly and indirectly guaranteed by America Online, Historic TW, Turner and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are also guaranteed by Time Warner. Proceeds from the commercial paper program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper borrowings at Time Warner and Time Warner Finance Ireland are supported by the unused committed capacity of the $7.0 billion TW Facility. As of December 31, 2004, there was no commercial paper outstanding under the Time Warner commercial paper programs.

      In the second quarter of 2004, TWC Inc. established a $2.0 billion unsecured commercial paper program. TWE continues to maintain its own $1.5 billion unsecured commercial paper program, although the combined total of the unsecured notes outstanding at any time under these commercial paper programs (the “Notes”)

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

may not exceed $3.0 billion. Commercial paper borrowings at TWC Inc. and TWE are supported by the unused committed capacity of the $4.0 billion Cable Facility. TWC Inc. is a guarantor of Notes issued by TWE, and TWE is a guarantor of Notes issued by TWC Inc. In addition, Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of the Company, but not subsidiaries of TWC Inc. or TWE) have each guaranteed a pro-rata portion of the obligations under the Notes, although there are generally no restrictions on the ability of Warner Communications Inc. and American Television and Communications Corporation to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors. The Notes rank pari passu with TWC Inc.’s and TWE’s other unsecured senior indebtedness. As of December 31, 2004, there were approximately $1.523 billion of Notes outstanding under the TWC Inc. and TWE commercial paper programs.

Other Financing Arrangements

      From time to time, the Company enters into various other financing arrangements that provide for the accelerated receipt of cash on certain accounts receivable and film backlog licensing contracts. The Company employs these arrangements because they provide a cost-efficient form of financing, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote entity and provide direct security for the funding being provided. These arrangements do not contain any rating-based defaults or covenants. For more details, see Note 10 to the accompanying consolidated financial statements.

      The following table summarizes the Company’s other financing arrangements at December 31, 2004:

	Committed	Unused	Outstanding
	Capacity(a)	Capacity	Utilization

	(millions)
Accounts receivable securitization facilities	$805	$97	$708
Backlog securitization facility(b)	500	52	448

Total other financing arrangements	$1,305	$149	$1,156

(a)	Ability to use accounts receivable securitization facilities and backlog securitization facility depends on availability of qualified assets.
(b)	The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

Film Sale-Leaseback Arrangements

      From time to time the Company has entered into arrangements where certain film assets are sold to third-party investors that generate tax benefits to the investors that are not otherwise available to the Company. The forms of these transactions differ, but it is generally that of a sale-leaseback arrangement with a third-party special purpose entity (“SPE”). Such SPEs are capitalized with approximately $3.7 billion of debt and equity from the third-party investors. The Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs but does have a performance guarantee to produce such films. Accordingly, the Company does not consolidate these SPEs. Instead, the Company accounts for these arrangements based on their substance. That is, the net benefit paid to the Company from these transactions is recorded as a reduction of film costs. These transactions resulted in reductions of film costs totaling $177 million, $80 million and $60 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      Once executed, the sale-leaseback arrangement obligates the Company to deliver a completed film to the SPE. As of December 31, 2004, the Company is obligated (based on current production budgets) to spend approximately $440 million to complete films covered by these arrangements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Covenants and Rating Triggers

      Each of the Company’s bank credit agreements, public debt and financing arrangements with SPEs contain customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the public debt beyond any grace period constitutes a default which can require immediate payment of the outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event, which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the bank credit agreements and facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease. There are no rating-based defaults or covenants in the credit agreements, public debt or financing arrangements with SPEs.

      As of December 31, 2004, and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty in the foreseeable future complying with the existing covenants.

Contractual and Other Obligations

Contractual Obligations

      In addition to the previously discussed financing arrangements, the Company has obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

      The following table summarizes the Company’s aggregate contractual obligations at December 31, 2004, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

					2010 and
Contractual Obligations(1)	Total	2005	2006-2007	2008-2009	thereafter

	(millions)
Outstanding debt obligations (Note 10)	$22,144	$1,557	$3,172	$2,388	$15,027
Capital lease obligations (Note 10)	213	125	75	3	10
Operating lease obligations (Note 18)	4,844	588	1,071	939	2,246
Purchase obligations	9,991	3,973	3,959	1,295	764

Total contractual obligations and outstanding debt	$37,192	$6,243	$8,277	$4,625	$18,047

(1)	The table does not include the effects of certain put/call or other buy-out arrangements involving certain of the Company’s investees, which are discussed in more detail in the pages that follow.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

    The following is a description of the Company’s material contractual obligations at December 31, 2004:

•	Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations, current and long-term, as of December 31, 2004. Amounts do not include any fair value adjustments, bond premiums, discounts or interest payments.

•	Capital lease obligations — represents the minimum capital lease payments under noncancelable leases, primarily for network equipment at the AOL segment financed under capital leases.

•	Operating lease obligations — represents the minimum lease rental payments under noncancelable leases, primarily for the Company’s real estate and operating equipment in various locations around the world.

•	Purchase obligations — As it is used herein, a purchase obligation “represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis. For purposes of identifying and accumulating purchase obligations, the Company has included all material contracts meeting the definition of a purchase obligation (e.g., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity, but variable pricing, the Company has estimated the contractual obligation based on its best estimate of pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligation governed by those contracts that existed at December 31, 2004, and did not assume renewal or replacement of the contract at the end of its term. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract term expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included. The following table summarizes the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Company’s purchase obligations at December 31, 2004, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

					2010 and
Purchase Obligations	Total	2005	2006-2007	2008-2009	thereafter

	(millions)
Network programming obligations(1)	$4,275	$1,250	$1,754	$838	$433
Narrowband and broadband network obligations(2)	988	596	373	3	16
Creative talent and employment agreements (3)	1,890	869	786	223	12
Obligations to purchase paper and to use certain printing facilities for the production of magazines and books	812	323	424	65	—
Obligations to certain investee companies (4)	96	22	74	—	—
Advertising, marketing and sponsorship obligations(5)	466	345	97	24	—
Obligations to purchase information technology licenses and services	504	254	102	62	86
Other, primarily general and administrative obligations(6)	960	314	349	80	217

Total purchase obligations	$9,991	$3,973	$3,959	$1,295	$764

(1)	The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table above represent minimum payment obligations to sports leagues (e.g., NBA, NASCAR and MLB) to air the programming over the contract period. The Networks segment also enters into licensing agreements with certain movie studios to acquire the rights to air movies that the movie studios release theatrically (“Studio Movie Deals”). The pricing structures in these contracts differ in that certain agreements can require a fixed amount per movie while others will be based on a percentage of the movie’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included herein represent obligations for movies that have been released theatrically as of December 31, 2004 and are calculated using the actual or estimated box office performance or fixed amounts, as applicable.
(2)	Narrowband and broadband network obligations relate primarily to minimum purchase commitments that AOL has with various narrowband and broadband network providers.
(3)	The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, sports personnel and other talent under contractual arrangements, including union contracts.
(4)	Obligations to certain investee companies represent obligations to purchase additional interests in a subsidiary of the Publishing segment and fund investees within the AOL and Filmed Entertainment segments.
(5)	Advertising, marketing and sponsorship obligations include minimum guaranteed royalty and marketing payments to vendors and content providers, primarily of the AOL and Filmed Entertainment segments.
(6)	Other includes obligations to purchase general and administrative items such as legal, security, janitorial, office equipment, support and maintenance services, office supplies, obligations related to the Company’s postretirement and unfunded defined benefit pension plans, as well as construction commitments primarily for the Publishing and Filmed Entertainment segments.

    Most of the Company’s other long-term liabilities reflected on the accompanying consolidated balance sheet have been incorporated in the estimated timing of cash payments provided in the summary of contractual obligations, the most significant of which is an approximate $885 million liability for film licensing obligations. However, certain long-term liabilities have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue and mandatorily convertible preferred stock) or because cash outflows associated with certain other noncurrent liabilities are uncertain (e.g., deferred taxes, minority interests, participations and royalties, deferred compensation and other miscellaneous items). Contractual capital commitments are also included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2005 and beyond. Additionally, minimum pension funding requirements have not been presented, as such amounts have not been determined beyond 2005. The

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Company does not have a required minimum pension contribution obligation for its defined benefit pension plans in 2005.

Other Contractual Obligations

      In addition to the contractual obligations previously discussed, certain other contractual commitments of the Company entail variable or undeterminable quantities and/or prices and, thus, do not meet the definition of a purchase obligation. As certain of these commitments are significant to our business, the Company has summarized these arrangements below. Given the variability in the terms of these arrangements, significant estimates were involved in the determination of these obligations. Actual amounts, once known, could differ significantly from these estimates.

					2010 and
Other Contractual Commitments	Total	2005	2006-2007	2008-2009	thereafter

	(millions)
Cable and Network programming and DVD manufacturing obligations	$16,589	$3,226	$5,786	$4,570	$3,007

      The Company’s other contractual commitments at December 31, 2004 primarily consist of Cable programming arrangements, future film licensing obligations and DVD manufacturing obligations. Cable programming arrangements represent contracts that the Company’s Cable segment has with cable television networks to provide programming service to its subscribers. Typically, these arrangements provide that the Company purchase cable television programming for a certain number of subscribers provided that the Company is providing cable services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing cable services. The obligation included in the above table represents estimates of future cable programming costs based on subscriber levels at December 31, 2004, and current contractual per subscriber rates. Network programming obligations represent Studio Movie Deal commitments to acquire the right to air movies that will be released in the future (i.e., after December 31, 2004). These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangement. The amounts included herein have been estimated giving consideration to historical box office performance and studio release trends. DVD manufacturing obligations relate to a six-year agreement at the Filmed Entertainment segment with a third-party manufacturer to purchase the Company’s DVD requirements. This arrangement does not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangement. Amounts were estimated using current DVD manufacturing volumes and pricing per manufactured DVD for each year of the agreement.

      The Company expects to fund its operating commitments and obligations with cash flow from operations generated in the normal course of business.

Contingent Commitments

      The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of joint-venture investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the joint-venture investee. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The following table summarizes separately the Company’s contingent commitments at December 31, 2004. The table identifies when the maximum contingent commitments will expire and does not mean that the Company expects to incur an obligation to make any payments during that timeframe.

					2010 and
Nature of Contingent Commitments	Total	2005	2006-2007	2008-2009	thereafter

	(millions)
Guarantees	$2,327	$95	$185	$204	$1,843
Letters of credit and other contingent commitments	531	394	6	1	130

Total contingent commitments	$2,858	$489	$191	$205	$1,973

      The following is a description of the Company’s contingent commitments at December 31, 2004:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company, as described below, and (b) joint ventures in which the Company is or was a venture partner.

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and collectively, the “Parks”), the Company agreed to guarantee (the “Six Flags Guarantee”) certain obligations relating to the partnerships that hold the Parks (the “Partnerships”). The Six Flags Guarantee principally covers the following obligations (the “Guaranteed Obligations”): (a) the obligation to make a minimum amount of annual distributions to the limited partners of the Partnerships; (b) the obligation to make a minimum amount of capital expenditures each year; (c) the requirement that an annual offer to purchase be made in respect of 5% of the limited partnership units of the Partnerships (plus any such units not purchased in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia or $374.8 million in the case of Six Flags Texas and (ii) a multiple of EBITDA and (d) either (i) the purchase of all of the outstanding limited partnership units upon the earlier of the occurrence of certain specified events or the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) the obligation to cause each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate purchase price in respect of all of the limited partnership units for the End of Term Purchase is equal to $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (in each case, subject to a consumer price index based adjustment calculated annually from 1998 in respect of Six Flags Georgia and 1999 in respect of Six Flags Texas). Such aggregate amount will be reduced in respect of limited partnership units previously purchased.

In connection with the 1998 sale of Six Flags Entertainment Corporation to Premier Parks Inc. (“Premier”), Premier and the Company, among others, entered into a Subordinated Indemnity Agreement pursuant to which Premier agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. Premier’s obligations to the Company are secured by its interest in all limited partnership units that are purchased by Premier.

To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations including insurance, litigation appeals, import of finished goods, real estate leases, cable installations and other operational needs. The Cable segment has obtained letters of credit for several of its joint ventures. Should these joint ventures default on their obligations

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

Selected Investment Information

Cable Joint Ventures

      On May 1, 2004, the Company completed the restructuring of two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), previously a 50-50 joint venture between Comcast and TWE serving approximately 295,000 basic video subscribers as of December 31, 2004, and Texas Cable Partners, L.P. (“TCP”), previously a 50-50 joint venture between Comcast and the TWE-Advance/ Newhouse Partnership (“TWE-A/ N”) serving approximately 1.224 million basic video subscribers as of December 31, 2004. Prior to the restructuring, the Company accounted for its investment in these joint ventures using the equity method. Under the restructuring, KCCP was merged into TCP, which was renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership was owned 50% by Comcast and 50% collectively by TWE and TWE-A/ N. Since the net assets of the combined partnership were owned 50% by Time Warner Cable and 50% by Comcast both before and after the restructuring and there were no changes in the rights or economic interests of either party, the Company viewed the transaction as a non-substantive reorganization to be accounted for at book value, similar to the transfer of assets under common control. In February 2005, TWE’s interest in the combined partnership was contributed to TWE-A/N in exchange for preferred equity in TWE-A/N. TWC Inc. continues to account for its investment in the restructured joint venture using the equity method. Beginning any time after June 1, 2006, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and southwest Texas systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the dissolution would own the remaining pool of systems and any debt associated with that pool.

      In 2004, TWE-A/ N (which owns the Company’s equity stake in Texas and Kansas City Cable Partners, L.P.) agreed to extend its commitment to provide a ratable share (i.e., 50%) of any funding required to maintain certain Texas systems (i.e., Houston and southwest Texas systems) in compliance with their financial covenants under the bank credit facilities (which facilities are otherwise nonrecourse to the Company, its other subsidiaries or to the Kansas City systems). Funding made with respect to this funding agreement is contributed to the Texas systems in the form of partner subordinated loans. The aggregate amount of subordinated debt provided by TWE-A/ N in 2004 with respect to its obligations under the funding agreement was $33 million. TWE-A/ N’s ultimate liability in respect of the funding agreement is dependent upon the financial results of the Texas systems.

      The existing bank credit facilities of the Texas systems and the Kansas City systems (approximately $805 million in aggregate principal outstanding as of December 31, 2004 for the Texas systems and $400 million in aggregate principal outstanding as of December 31, 2004 for the Kansas City systems) mature at the earlier of June 30, 2007, for the Texas systems and March 31, 2007 for the Kansas City systems or the refinancing thereof pursuant to the dissolution of the partnership.

      As previously discussed under “Other Recent Developments,” TWC Inc. has also agreed to purchase, subject to receipt of applicable regulatory approvals, all of Inner City’s interests in the Urban Cable venture for approximately $53 million in cash. In addition, upon closing, TWC Inc. will eliminate in consolidation $67 million of debt and interest owed to it by Urban Cable and will assume $53 million of Urban Cable’s third-party debt. TWC Inc. is continuing to work with the local franchise authority to gain approval of its

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

purchase of Urban Cable and management is currently unable to predict the timing of such approval. For the year ended December 31, 2004, Urban Cable’s revenues and Operating Income were approximately $47 million and $3 million, respectively.

Court TV Joint Venture

      The Company and Liberty Media (“Liberty”) each have a 50% interest in Court TV. Beginning January 2006, Liberty may give written notice to Time Warner requiring Time Warner to purchase all of Liberty’s interest in Court TV (the “Liberty Put”). In addition, as of the same date, Time Warner may, by notice to Liberty, require Liberty to sell all of its interest in Court TV to Time Warner (the “Time Warner Call”). The price to be paid upon exercise of either the Liberty Put or the Time Warner Call will be an amount equal to one-half of the fair market value of Court TV, determined by an appraisal. The consideration is required to be paid in cash if the Liberty Put is exercised. If the Time Warner Call is exercised, the consideration is also payable in cash only if Liberty determines that the transaction cannot be structured as a tax efficient transaction, or if Time Warner determines that a tax efficient transaction may either violate applicable law or cause a breach or default under any other agreement affecting Time Warner. For the year ended December 31, 2004, Court TV’s Operating Income was approximately $36 million.

Bookspan Joint Venture

      The Company and Bertelsmann each have a 50% interest in the Bookspan joint venture, which operates the U.S. book clubs of Book-of-the-Month Club, Inc., and Doubleday Direct, Inc. Under the General Partnership Agreement, beginning on June 30, 2005, and then on January 1 of each subsequent year, either Bertelsmann or the Company may elect to terminate the partnership by giving notice during 60-day termination periods. If such an election is made, a confidential bid process will take place, pursuant to which the highest bidder will purchase the other party’s entire venture interest. The Company is unable to predict whether this bid process will occur or the amount that may be paid out or received under it. For the year ended December 31, 2004, the Bookspan joint venture had Operating Income of approximately $26 million.

Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $3.7 billion and $3.9 billion at December 31, 2004 and December 31, 2003, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment of $514 million and $740 million at December 31, 2004 and December 31, 2003, respectively.

      Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 10 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant value as a source of future funding. Of the approximately $3.7 billion of backlog relating to the Filmed Entertainment segment as of December 31, 2004, Time Warner has recorded $437 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the backlog securitization facility. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

MARKET RISK MANAGEMENT

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Interest Rate Risk

      Time Warner has issued variable-rate debt that, at December 31, 2004, had an outstanding balance of $1.523 billion. Based on Time Warner’s variable-rate obligations outstanding at December 31, 2004, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner’s annual interest expense and related cash payments by approximately $4 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of approximately $6.139 billion is invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

      Time Warner has entered into fixed-rate debt that, at December 31, 2004, had an outstanding balance of $20.393 billion and a fair value of $23.400 billion. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2004, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $449 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

      From time to time, the Company uses interest rate swaps to hedge the fair value of its fixed-rate obligations. Under the interest rate swap contract, the Company agrees to receive a fixed-rate payment (in most cases equal to the stated coupon rate of the bond being hedged) for a floating-rate payment. The net payment on the swap is exchanged at a specified interval that usually coincides with the bonds underlying coupon payment on the agreed upon notional amount.

      At December 31, 2004, interest rate swaps with a notional amount of $200 million were outstanding. These swaps mature in June 2005 and are designated as hedging the fair value of certain of the Company’s fixed-rate debt. The swaps effectively convert the fixed-rate debt to variable-rate instruments indexed to LIBOR. These swaps have been designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate debt, attributable to changes in benchmark interest rates. As key terms of the swap match the debt they are intended to hedge, changes in the fair value of the swap are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. The fair value of these swaps at December 31, 2004 was not material.

      The Company monitors its positions with, and the credit quality of, the financial institutions, which are party to any of its financial transactions. Credit risk related to interest rate swaps is considered low because swaps are entered into with strong, creditworthy counterparties and are limited to the net interest payments receivable, if any, for the remaining life of the swap.

Foreign Currency Risk

      Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs abroad as well as other transactions, assets and liabilities denominated in a foreign currency. As part of its overall

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound and the Euro. Time Warner hedges a portion of its foreign currency exposures anticipated over an eighteen-month period beginning in January of each year (the “hedging period”). The hedging period for royalties and license fees covers revenues expected to be recognized over the ensuing fiscal year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign denominated cash revenues back into U.S. dollars. Therefore, the hedging period covers an eighteen-month period. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months providing continuing coverage throughout the hedging period. At December 31, 2004, Time Warner had effectively hedged approximately 70% of the estimated net foreign currency exposures that relate principally to anticipated cash flows for royalties and license fees to be remitted to the U.S. over the ensuing hedging period.

      At December 31, 2004, Time Warner had contracts for the sale of $3.375 billion and the purchase of $1.714 billion of foreign currencies at fixed rates, including net contracts for the sale of $496 million of the British pound and $825 million of the Euro. At December 31, 2003, Time Warner had contracts for the sale of $3.544 billion and the purchase of $1.934 billion of foreign currencies at fixed rates, including net contracts for the sale of $692 million of the British pound and $633 million of the Euro.

      Based on the foreign exchange contracts outstanding at December 31, 2004, each 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2004 would result in approximately $166 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $166 million of net unrealized gains. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

      The Company is exposed to market risk as it relates to changes in the market value of its investments, including the investment in Google. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in Investments, including available-for-sale securities on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2004, the Company had $121 million of cost-method investments, primarily relating to private equity securities, $1.958 billion of fair value investments, including $1.866 billion of investments in unrestricted public equity securities held for purposes other than trading and $92 million of equity derivative instruments (including the Company’s option in WMG) and $2.624 billion of investments accounted for using the equity method of accounting.

      Included in the $1.866 billion of investments in unrestricted public equity securities held for purposes other than trading is the Company’s investment in Google, which has a fair value of approximately $980 million based on the December 31, 2004 market value of Google stock of $192.79 per share. A 10% appreciation in the stock price of Google would result in an increase in the Company’s unrealized gain on this investment of approximately $59 million, net of tax. Conversely, a 10% depreciation in the stock price of Google would result in a decrease in the Company’s unrealized gain on this investment of approximately $59 million, net of tax. As of February 28, 2005, Google stock closed at $187.99 per share, which decreased the fair value of the Company’s investment to approximately $955 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The value of the WMG option is subject to fluctuations based upon the equity value of the Warner Music Group. A 10% increase or decrease in the equity value of the Warner Music Group would have a $6 million impact on the value of the option. The Warner Music Group is in a transition phase as it continues to restructure its operations. Accordingly, the value of the WMG option may change significantly, depending on the success of this restructuring and the general conditions in the music industry.

      As a result of declines in the value of certain investments, the Company has recorded noncash pretax charges of $29 million in 2004, $204 million in 2003 and $2.199 billion in 2002. These charges were primarily to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting that had experienced other-than-temporary declines in value. In addition, these charges reflect market fluctuations in equity derivative instruments, which resulted in losses of $14 million in 2004, gains of $8 million in 2003 and gains of $13 million in 2002 (Note 7). While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience future broad declines in value. See Note 7 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

      The SEC considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors. For a summary of all of the Company’s significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

Revenue Recognition

      Revenue recognition areas that incorporate significant judgment and estimates by management include the accounting for multiple-element transactions and gross versus net revenue recognition. See Note 1 for additional discussion.

Multiple-Element Transactions

      Multiple-element transactions within Time Warner fall broadly into two categories:

1.	Contemporaneous purchases and sales. The Company sells a product or service (e.g., advertising services) to a customer and at the same time purchases goods or services and/or makes an investment in that customer.

2.	Sales of multiple products or services. The Company sells multiple products or services to a counterparty.

Contemporaneous Purchases and Sales

      In the normal course of business, Time Warner enters into transactions in which it purchases a product or service and/or makes an investment in a customer and at the same time negotiates a contract for the sale of advertising, or other product, to the customer. Contemporaneous transactions may also involve circumstances where the Company is purchasing or selling goods and services and settling a Company dispute. For example, the AOL segment may have negotiated for the sale of advertising at the same time it purchased goods or

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

services and/or made an investment in a counterparty. Similarly, when negotiating programming arrangements with cable networks, the Company’s Cable segment may negotiate for the sale of advertising to the cable network.

      Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”);

•	FASB Statement 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“FAS 153”);

•	Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”); and

•	EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).

      The Company accounts for each transaction negotiated contemporaneously based on the respective fair values of the goods or services purchased and the goods or services sold. If the Company is unable to determine the fair value of one or more of the elements being purchased, revenue recognition is limited to the total consideration received for the products or services sold less supported payments. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer; however, fair value for the software cannot be reliably determined, the Company would limit the recognized advertising revenue to $8 million and would ascribe no value to the software acquisition. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer at fair value, the Company would recognize advertising revenue of $10 million and would ascribe $2 million to the equity investment. Accordingly, the judgments made in determining fair value in such arrangements impacts the amount and period in which revenues, expenses and net income are recognized over the term of the contract.

      In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions. In addition, the existence of price protection in the form of “most favored nation” clauses or similar contractual provisions are generally indicative that the stated terms of a transaction are at fair value.

      Further, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction may provide support for the fair value of the other element of a transaction. For example, if the Company sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment may implicitly support the fair value of the advertising sold, since there are only two elements in the arrangement.

      During 2004, the Company encountered judgments in the following contemporaneous transactions:

•	Sale of Winter Sports Teams. Contemporaneous with the announced sale of the winter sports teams, the Company entered into an agreement with the buyer whereby its cable network operations would license the right to telecast the winter sports teams’ games over a six-year period. In accounting for the sale, the Company has recorded a one-time loss in Operating Income based on the proceeds received. In contrast, the costs incurred under the licensing agreement will be recorded as an expense in Operating Income over the life of the licensing agreement. The key judgment is ensuring that both the sale arrangement and the licensing agreement are at fair value terms.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	Sale of Investment in Gateway. Contemporaneous with a sale of its interest in Gateway securities to Gateway, the Company received (1) cash and (2) the right to use a portion of the sale proceeds to offset amounts due to Gateway related to existing customer acquisition agreements between the parties. Additionally, the Company and Gateway agreed to settle an existing commercial dispute resulting in the Company paying Gateway approximately $3 million for the settlement. In accounting for the sale of the investment, the Company has recorded a one-time gain in Other income (expense), net (below Operating Income). In contrast, the one-time amount paid in settlement of the commercial dispute was recorded as expense in Operating Income. The key judgment in this transaction is ensuring that both the sale of securities and the settlement of the commercial dispute are at fair value terms.

•	Urban Cable Works of Philadelphia, L.P. Contemporaneous with the Company’s settlement of certain disputes with Inner City regarding the Urban Cable joint venture for $34 million, the Company also agreed to purchase, subject to the receipt of applicable regulatory approvals, all of Inner City’s interests in the venture for approximately $53 million in cash. In accounting for the settlement of the disputes, the Company has recorded a one-time loss in Operating Income. In contrast, the amount paid to purchase Inner City’s interest in Urban Cable will be recorded primarily as goodwill and franchise intangible assets, which will be subject to the Company’s annual test for impairment. The key judgment is ensuring that both the settlement of the disputes and the purchase of Inner City’s interest are at fair value terms.

•	Adelphia Communications Corporation Settlement. Contemporaneous with the Company’s settlement of pre-petition bankruptcy claims (e.g., accounts receivable) with Adelphia, the Company renewed its programming agreement with Adelphia. In accounting for the settlement of the pre-petition bankruptcy claims, the cash received is treated as a reduction of the related accounts receivable on the consolidated balance sheet. In contrast, the programming agreement will be recorded as an expense in Operating Income over the life of the agreement. The key judgment is ensuring that the settlement of pre-petition bankruptcy claims and the rates payable to the Company as part of the programming agreement are at fair value terms.

•	Comcast Tolling and Optional Redemption Agreement. The Company’s TWC Inc. subsidiary granted to Comcast an option, which originally could be exercised between December 1, 2004 and April 1, 2005, to redeem a portion of TWC Inc. stock held by Comcast in exchange for cable systems and cash. In exchange, Comcast agreed not to pursue registration rights with respect to the TWC Inc. stock owned by it until April 1, 2005. The key judgment is ensuring that the option granted by the Company to Comcast and Comcast’s agreement to defer pursuing its registration rights on the TWC Inc. stock it currently holds are at fair value terms.

      In each of these transactions, based on a thorough review of fair value evidence, the Company concluded that the stated terms of each transaction represented fair value and, accordingly, the Company accounted for each contract separately, based on its stated terms.

Sales of Multiple Products or Services

      The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the transaction, the Company generally recognizes Advertising revenue on a straight-line basis over the term of the agreement. For example, the AOL division might enter into an agreement for broadband service that includes AOL providing a modem in connection with the service and the subscriber paying an upfront fee as well as monthly charges. Because AOL is providing both a product and a service, revenue is allocated to the modem and service based on relative fair value.

Gross versus Net Revenue Recognition

      In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue encountered in these arrangements is whether the Company should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records the revenue on a gross or net basis. For example, if the Company’s Filmed Entertainment segment distributes a film to a theater for $15 and remits $10 to the independent production company, representing their share of proceeds, the Company must determine if the Filmed Entertainment segment should record gross revenue from the theater of $15 and $10 of expenses or if they should record as revenue the net amount recognized of $5. In either case, the impact on Operating Income is $5.

      Determining whether revenue should be reported as gross or net is based on an assessment of whether the Company is acting as the principal or acting as an agent in the transaction. To the extent that the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. To the extent that the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.

      In determining whether the Company serves as principal or agent, the Company follows the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to such guidance, the Company serves as the principal in transactions in which it has substantial risks and rewards of ownership.

      Specifically, the Company has the following examples of arrangements where it is an intermediary or uses an intermediary:

•	The Filmed Entertainment segment distributes films on behalf of independent film producers. The Filmed Entertainment segment may provide motion picture distribution services for an independent production company in the worldwide theatrical, home video and television markets. The arrangement may cover multiple films that the independent film company has produced and owns the underlying copyright thereto. In addition, the independent film company may work collaboratively with the Filmed Entertainment segment regarding the distribution, marketing, advertising and publicity of each film in all media, including the timing and extent of the theatrical releases, the pricing and packaging of home video units and the approval of all television licenses. The Filmed Entertainment segment records revenue generated in such arrangements on a gross basis if it is the primary obligor and on a net basis if it is acting as an agent. The Filmed Entertainment segment is the merchant of record for the licensing arrangements, is the licensor/contracting party, provides the film materials to licensees and handles the billing and collection of all amounts due under such arrangements.

•	The Publishing segment utilizes subscription agents to generate magazine subscriptions. The Publishing segment may generate magazine subscriptions by utilizing subscription agents. Typically, the agent secures subscriptions in exchange for a percentage of the subscription price. The Publishing

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

•	The AOL segment sells advertising on behalf of third parties. AOL may sell advertising to be displayed on a public website (outside of the AOL service) on behalf of a third party. Generally, AOL records revenue generated from such sales on a gross basis because AOL is responsible for identifying and contracting with third-party advertisers, establishing the selling price of the inventory, delivering the advertisements at AOL’s cost and expense, performing all billing and collection activities and bearing sole liability for fulfillment of advertising.

•	The Cable segment bills for reimbursement of taxes paid to franchising authorities. Included in the monthly bill to the Cable segment’s customer is a line item identifying the reimbursement of taxes being paid by the cable company to the franchising authorities. The Cable segment includes in its determination of revenues the amounts received from the customer representing a reimbursement of franchise taxes paid by the cable company to the franchising authorities because the Cable segment is considered to be the primary obligor with respect to the customer purchasing the service and is assuming the credit risk (i.e., the Cable segment would still be required to remit the tax if the customer does not pay).

Asset Impairments

Investments

      The Company’s investments consist of fair value investments, including available-for-sale securities, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. See Note 7 for additional discussion. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such an evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criterion”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criterion”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances in which impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., there is a plan to sell the security in the near term and the fair value is below the Company’s cost basis).

      For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the investment. This list is not exhaustive, and management weighs all

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred.

      While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience future broad declines in value. As of December 31, 2004 and 2003, the Company had no significant investments for which the fair value of the investment was below its carrying value.

Goodwill and Other Indefinite-Lived Intangible Assets

      Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and business plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. In estimating the fair values of its reporting units, the Company also used analyst estimates, as well as comparable market analyses. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

      The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. The most common among these is a “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademarks, and income methodologies, which are used to value cable and sports franchises. Market and income-based methodologies were used to value sports franchises. Significant assumptions inherent in the methodologies employed include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are being licensed in the marketplace.

      The Company’s annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge for 2004. In order to evaluate the sensitivity of the fair value calculations of the Company’s reporting units on the impairment calculation, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill at any reporting unit. A hypothetical 10% decrease to the fair values of indefinite-lived intangible

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

assets would result in an impairment of indefinite-lived intangible assets at Cable ($412 million, franchises) and Time Warner Book Group, a business included in the Publishing segment ($5 million, trademarks).

Accounting for Pension Plans

      Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The Company recognized domestic pension expense of $156 million in 2004, $202 million in 2003 and $94 million in 2002. The pension expense recognized by the Company is determined using certain assumptions, including the discount rate, the expected long-term rate of return on plan assets and the rate of compensation increases. See Notes 1 and 15 for additional discussion. The determination of assumptions for domestic pension plans is discussed in more detail below.

      The Company used a discount rate of 6.25% to compute 2004 pension expense. The discount rate was determined by reference to the Moody’s Aa Corporate Bond Index, adjusted for coupon frequency and duration of obligation. A decrease in the discount rate of 25 basis points, from 6.25% to 6.00%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $18 million in 2004.

      The Company’s expected long-term rate of return on plan assets used to compute 2004 pension expense was 8%. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of earnings, portfolio composition and discussions with portfolio managers. The expected long-term rate of return is based on an asset allocation assumption of 75% equities and 25% fixed-income securities, which approximated the actual allocation as of December 31, 2004. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $5 million in 2004.

      The Company used an estimated rate of future compensation increases of 4.5% to compute 2004 pension expense. An increase in the rate of 25 basis points while holding all other assumptions constant would have resulted in an increase in the Company’s domestic pension expense of approximately $4 million in 2004.

Filmed Entertainment Revenues and Costs

      The Company accounts for film and television production costs, as well as related revenues (“film accounting”), in accordance with the guidance in Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). See Note 1 for additional discussion. An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, for completed films and while a film is being produced and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred, including exploitation costs, in order to determine whether the carrying value of a film is impaired and thus requires an immediate write-off of unrecoverable film costs. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. Similarly, the recognition of participations and residuals is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

      Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film, prerelease market research (including test market screenings), the expected number of theaters in which the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

film will be released and the expected home video or DVD release date, if any. Management updates such estimates based on information available on the progress of a film’s production and, upon release, the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would understate the amortization of capitalized film costs for the period. Since the amount of capitalized film cost to be amortized for a given film is fixed, the estimate of ultimate revenues impacts only the timing of film cost amortization. However, since participation and residuals costs are generally based on the financial results of a film, a reduction in estimated ultimate film revenue would similarly reduce the recognition of participation and residual costs.

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

      Similarly, management evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts, and an analysis of receivables aging that determines the percent that has historically been uncollected by aged category. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $2.109 billion and $2.079 billion have been established at December 31, 2004 and 2003, respectively. Total gross accounts receivable were $7.621 billion and $6.987 billion at December 31, 2004 and 2003, respectively.

      The Company’s products subject to return include DVDs and videocassettes at the Filmed Entertainment and Networks divisions and magazines, books and direct sales merchandise at the Publishing division. At December 31, 2004, total reserves for returns were approximately $854 million, $97 million and $537 million at the Filmed Entertainment, Networks and Publishing segments, respectively. See Note 1 for additional discussion.

RISK FACTORS AND CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Risk Factors

      If the events discussed in these risk factors occur, the Company’s business, financial condition, results of operations or cash flows could be materially adversely affected. In such case, the market price of the Company’s common stock could decline.

      The Company’s America Online business continues to face substantial competition in maintaining and growing its subscriber base, in developing compelling products and services, and in increasing revenues from sources other than fees for the AOL service, and if America Online is unable to meet its competitive challenges, the Company’s financial results could be adversely affected. During the last several years, the online services industry has been changing from one in which the only way for a household to access the Internet was through narrowband (i.e., telephone “dial-up”) Internet access provided by Internet service providers to one in which households can access the Internet through a variety of connection methods, such as cable modems, DSL or wireless connections offered by a number of different providers, including Internet service providers, cable companies and telephone and other telecommunications companies. As a result, significant price and service competition for Internet access exists. Furthermore, unlike some of its competitors, AOL does not own or

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

control access to a high-speed network that it can provide directly to its subscribers. As a result primarily of these factors, America Online has experienced declines in subscribers throughout 2003 and 2004, and declines are expected to continue into the foreseeable future. Declines in subscribers have resulted in decreased Subscription revenues and have had an adverse impact on profitability. The decline in membership may also adversely impact Advertising revenues generated from the AOL service.

      Since late 2002, America Online’s strategy has focused on improving and expanding its Internet products and services, including enhancement or upgrade to the content and features provided through the flagship AOL service, and introducing premium services, as well as reducing costs. In late 2004, America Online reorganized its operating structure and expanded its strategy from attracting and retaining subscribers, especially those who access the Internet via a high-speed connection, to focus also on increasing the value of and maintaining or increasing the size of its U.S. and worldwide audience to the America Online network of sites, content and services (as described in the Business section). America Online’s strategy continues to include the development and offering of additional products and services to existing subscribers, as well as to Internet users in general. The success of its strategy will depend on a number of factors, including competition, the rate of decline in the number of subscribers to the AOL service, the ability to generate more activity on, and to attract more people to, its network of sites, content and services, the growth of the online advertising business, the ability to secure agreements with third parties for distribution of America Online products and services, accurate forecasting of consumer preferences, and the ability to anticipate and keep up with technological developments. If America Online is unsuccessful, Time Warner’s financial condition, results of operations and cash flows could be adversely affected.

      With respect to “dial-up” narrowband Internet access, America Online faces significant competition from other Internet service providers, particularly those with low-price offerings. To meet this competition through ways other than price reductions, America Online has focused on improving the quality of features and content provided on its flagship AOL service to seek, attract and retain narrowband Internet users, for example, by providing the McAfee Virus Scan product to AOL members without additional charge. America Online also operates lower-priced Internet services to compete with the low-price ISPs. It is too early to determine whether these services will be successful in retaining existing and attracting subscribers.

      America Online expects to continue to experience declines in the number of subscribers. Each year, a significant portion of AOL members cancel their membership or are terminated by America Online either for non-payment of account charges or violation of one of the terms of service that apply to members (for example, sending spam e-mails or violating community guidelines in chat rooms). In addition, maintaining and growing the subscriber base is difficult because the larger the subscriber base, the greater the number of new subscribers required to offset those subscribers who cancel or are terminated. Prior to 2003, America Online had been able to attract sufficient new members to more than offset cancellations and terminations. In 2003 and 2004, however, America Online did not register new members in numbers sufficient to replace the subscribers who canceled or were terminated. One important reason for the declining number of subscribers has been that registrations have been declining in response to marketing campaigns and various other subscriber acquisition methods; continuing decreases in new registrations could adversely affect the rate of decline in the total number of subscribers. As part of its strategy announced in late 2004, America Online is planning over the course of the coming year to move certain proprietary content to the Internet, allowing all Internet users, not just members of the AOL service, to access such content without charge. This strategy could encourage subscribers to cancel their subscriptions at a faster rate than in the past. In addition, America Online is seeking to enter into agreements with high-speed access distributors, such as cable companies and telecommunications companies, to bundle and distribute the AOL service for a fee. Under these arrangements, including an agreement signed recently with Time Warner Cable, America Online anticipates that it will charge less, and accordingly earn less revenue, for the service than if it were selling directly to subscribers.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

America Online continues to develop, test, change and implement price plans, service offerings and payment methods to identify effective ways to attract and retain members.

      America Online will need to develop other sources of revenues to offset the lower revenues from service fees expected to result from the decline in subscribers and from the offering of the lower-priced Internet services to compete against other narrowband ISPs. For the foreseeable future, Advertising revenues will be an increasingly important source of revenues for America Online. America Online’s ability to increase Advertising revenues depends in part on its ability to increase the value of its audience of unique visitors to the America Online network of sites, content and services, as well as its ability to maintain or increase its audience size. This audience includes AOL members as well as Internet users accessing America Online’s network of sites, content and services from the Internet either in the U.S. or from another country. Although America Online has had some success in attracting an audience outside of its ISP membership at Internet Websites like MapQuest and Moviefone, America Online faces significant competition from third-party Internet sites, such as Yahoo! It is unknown whether America Online’s strategy of increasing content available on the Web will be successful in generating increased activity by its audience or in maintaining or increasing its audience size, and thus increase Advertising revenues. In addition, America Online must continue to focus on establishing, expanding and renewing relationships with advertisers and improving its advertising business. America Online’s Advertising revenues have improved as a result, in part, of America Online’s paid-search relationship with Google and its acquisition of Advertising.com. Increased competition to provide Internet advertising opportunities could adversely impact Advertising.com’s continued growth. In addition, America Online seeks to expand sources of Advertising revenue through introduction or expansion of Web-based services, such as In-Store.com and the proposed re-launch of the AOL.com Website as a portal in 2005. It is too early to determine if these Web-based services will be successful.

      America Online has made progress in developing alternative sources of revenue and reducing costs, although it needs to continue to do so. For example, while AOL Europe’s profitability increased in 2004, the European services are not the leading Internet service providers in France, Germany or the U.K. Competition includes telecommunications companies that may have greater resources and infrastructure. AOL’s continued growth will depend in part on AOL Europe’s increasing its profitability over the next year. In addition, while network service costs were cut substantially in 2004, further decreases in 2005 are expected, but in a smaller amount than in 2004. Decreases in network service costs in 2005 are expected to result from previously negotiated price decreases, as well as from continuing decreases in demand based on the decline in the number of subscribers to the AOL service who access the service via dial-up telephone. America Online’s strategy includes continuing to introduce and expand use of existing premium digital services that provide incremental revenues, such as AOL PassCode, AOL Voicemail and MusicNet on AOL.

      Developing and introducing digital services requires America Online to operate outside of its core area of expertise. Furthermore, revenues from digital premium services may be adversely affected by a reduction in prices for the services or from incorporating them into the standard AOL service offering rather than offering them separately as premium services, resulting from pressure from competitors who may offer similar services over time at lower prices or at no additional charge as part of their standard offerings.

      The Company’s Cable segment has begun providing its Digital Phone service over its cable systems and faces risks inherent to entering a new line of business, from competition and from regulatory actions or requirements. Coordinating the introduction of a product with which it has only limited operating experience may present significant challenges. First, although Time Warner Cable has introduced Digital Phone service in all its divisions as of December 31, 2004, it remains a relatively new technology. Furthermore, the Digital Phone service depends upon interconnection and related services provided by certain third parties. Time Warner Cable may encounter unforeseen difficulties as it introduces the product in new operating areas or increases the scale of its offering in areas in which it has launched. Second, Time Warner Cable may face heightened customer expectations and regulatory requirements related to the reliability of voice services as

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

compared with video and high-speed data services. Time Warner Cable will need to undertake significant training of customer service representatives and technicians. If the service is not sufficiently reliable or Time Warner Cable otherwise fails to meet customer expectations or regulatory requirements, the Digital Phone business could be impacted adversely. Third, the competitive landscape for voice services is expected to be intense, with Time Warner Cable facing competition from other providers of VoIP services, as well as regional incumbent telephone companies, cellular telephone service providers, established long distance companies and others. The regional incumbent telephone companies have substantial capital and other resources, as well as longstanding customer relationships. Some of these companies have entered into co-marketing arrangements with direct-to-home satellite service providers to offer video services (and, in the future, will likely offer video services on their own), together with their telephone (including wireless) and DSL offerings. Such bundled offerings by telephone companies may compete with Time Warner Cable’s offerings and could adversely impact Time Warner Cable. Finally, the Company expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on the Cable segment’s voice business and operations.

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

      Pending shareholder litigation or failure to fulfill the obligations under the deferred prosecution agreement with the U.S. Department of Justice could adversely affect Time Warner’s operations. In connection with the resolution of the investigation by the DOJ of the Company, America Online entered into a deferred prosecution agreement with the DOJ. In accordance with the agreement, the DOJ filed a criminal complaint against America Online in December 2004 for the conduct of certain employees in connection with securities fraud by PurchasePro.com, but the DOJ will defer prosecution of AOL and will dismiss the complaint in December 2006 provided the Company fulfills its obligations under the deferred prosecution agreement. For a discussion of these obligations, see “Legal Proceedings — Update on Status of Government Investigations.” If the Company does not satisfy its obligations, the DOJ can proceed with the prosecution of America Online for actions in connection with PurchasePro.com, as set forth in the complaint, and may consider additional actions against the Company, which could have significant adverse effects on its operations and financial result. The Company intends to satisfy its obligations under the deferred prosecution agreement. As of March 1, 2005, there were forty-one putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties pending against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that Time Warner violated various provisions of the securities laws. There are also actions filed by individual shareholders pending in federal and state courts. The Company is unable to predict the outcome of the pending shareholder litigation. The Company has not established any reserves associated with shareholder and civil litigation due to their preliminary status and because it is unable to reasonably estimate a range of possible loss. The Company is incurring expenses as a result of the pending shareholder litigation, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See “Legal Proceedings — Securities Matters.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Technological developments may adversely affect the Company’s competitive position and limit its ability to protect its valuable intellectual property rights. Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on the ability to acquire, develop, adopt, and exploit new technologies to distinguish their products and services from those of their competitors. In addition, the Company may face legal and practical limitations on its ability to enforce the Company’s intellectual property rights as a result of technological developments that facilitate the theft and unlawful distribution of the Company’s copyrighted works in digital form, including via the Internet. For example:

•	The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies, such as satellite, DSL, traditional phone, and wireless and power-line services; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders, or by the ability of new services, such as digital cable, high-speed data services, Digital Phone and Video-On-Demand, to appeal to enough consumers, to be available at prices consumers are willing to pay, to function as expected or to be delivered in a timely fashion;

•	The Company’s America Online business may be adversely affected by competitors’ abilities to develop new technologies more quickly, including more compelling features/functionalities and premium digital services for Internet users, and by the uncertainty of the costs for obtaining rights from third parties, including appropriate patent licenses for technologies and methods used to deliver new services; and

•	The Company’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.

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

      Additionally, Time Warner operates in highly competitive, consumer-driven and rapidly changing media, entertainment and Internet businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and could also cause actual

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

results to differ materially from those contained in the forward-looking statements, including those identified in Time Warner’s other filings with the SEC, and the following factors and risks:

      For Time Warner’s AOL business:

•	the ability to successfully implement its business strategy;

•	the ability to develop and introduce new products and services to remain competitive;

•	the ability to differentiate its products and services from its competitors;

•	the ability to develop, adopt or have access to new technologies;

•	the ability to have access to distribution channels controlled by third parties;

•	the ability to manage its subscriber base profitably;

•	the ability to provide adequate server, network and system capacity;

•	the risk of business interruption caused by computer viruses, worms or other malicious activity, weather events, natural disasters, terrorist attacks, third-party supplier failures, or unforeseen events;

•	the risk of unanticipated increased costs for network services;

•	the ability to maintain, and the cost of maintaining, the privacy and security of company and customer information;

•	increased competition from providers of Internet services, including providers of broadband access;

•	the ability to generate increased usage of sites and services that are part of the America Online network, and the ability to maintain or expand the audience for its sites, content and services;

•	the ability to attract additional traditional advertisers to the online advertising medium;

•	the ability to maintain or renew existing advertising or marketing commitments;

•	the risk that the online advertising industry will not continue to grow, and that even if the industry continues to grow, the risk that America Online will not successfully compete in securing advertising relationships;

•	the ability to maintain or enter into new electronic commerce, marketing or content arrangements;

•	risks associated with state, local or federal taxation of online services and Internet access providers;

•	risks associated with foreign currency exchange rates;

•	the risks from changes in U.S. and international regulatory environments affecting interactive services; and

•	the ability to reduce losses at the international businesses that are still unprofitable.

      For Time Warner’s cable business:

•	more aggressive than expected competition, including price competition, from other distributors of video programming, including direct to home satellite distributors, regional incumbent telephone companies and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of high-speed data services, including DSL, satellite and terrestrial wireless distributors, power companies and from competitors using new technologies;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	more aggressive than expected competition, including price competition, from other distributors of voice services, including regional telephone companies, long distance providers, national VoIP providers, wireless distributors and from competitors using new technologies;

•	greater than expected increases in programming or other costs, including costs of new products and services, or difficulty in passing such costs to subscribers;

•	increases in government regulation of video services, including regulation that limits cable operators’ ability to raise rates, that requires that particular programming be carried or offered in a particular manner (for instance, “a la carte”), or that dictates set-top box or other equipment features, functionalities or specifications;

•	government regulation of other services, such as high-speed data and voice services, including regulation that results in the imposition of higher pole fees for such services;

•	government regulation that dictates the manner in which it operates its cable systems or determines what to offer, such as the imposition of “forced access” rules or common carrier requirements;

•	increased difficulty in obtaining franchise renewals;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital video service, high-speed data service, voice service or video-on-demand, to appeal to enough subscribers or to be available at prices subscribers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers;

•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately; and

•	unanticipated funding obligations relating to its cable joint ventures.

      For Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of the filmed entertainment businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that facilitate theft and unlawful distribution of the Company’s copyrighted works and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop successful business models for the secure delivery of filmed entertainment products in a digital environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers and increased competition in viewership for broadcast programming due to the increasing number of cable and pay television services;

•	with respect to home video, the threat of an impending format war over the next generation of high definition DVD product might prevent a smooth transition from the current, highly profitable DVD product to the next generation, thereby fragmenting and diminishing the potential market while harming current DVD sales as the industry and consumers wait to see which format or formats will prevail; and

•	the ability to maintain an ad supported commercial television model in the face of challenges posed by increased consumer usage of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.

      For Time Warner’s network businesses:

•	increased competition from large media companies whose increasing scale could result in competitive advantages including advertising sales, promotions, programming and other areas;

•	greater than expected newsgathering, programming or production costs;

•	increased resistance by cable and satellite distributors to wholesale price increases;

•	the negative impact on premium programmers of greater than anticipated basic cable rate increases to consumers;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cycles and to new media technologies;

•	the negative impact of further consolidation of multiple-system cable operators;

•	theft and unlawful distribution of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership, as well as the possible loss of viewers, as a result of the increased number of programming services and the increased popularity of alternatives to television.

      For Time Warner’s publishing businesses:

•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new profitable sources of circulation;

•	substantial postal rate increase expected in 2006;

•	unanticipated increases in paper costs;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel;

•	increased competition from new magazine entrants may have an impact on its most profitable magazines, including People;

•	risks associated with foreign currency exchange rates;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	changes in government regulation of direct marketing;

•	receipt of information identifying debit card purchasers which may require changes in payment acceptance procedures for such purchasers, which could decrease subscription renewals; and

•	the introduction and increased popularity over the long term of alternative technologies for the distribution of news and information.

      For Time Warner generally, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, the impact of terrorist acts and hostilities in Iraq and elsewhere in the world, increased expenses as a result of the shareholder litigation pending against Time Warner, as well as the risk of costs associated with judgments in or settlements of such matters, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at its segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET
December 31,
(millions)

	2004	2003

		(restated)
ASSETS
Current assets
Cash and equivalents	$6,139	$3,040
Restricted cash	150	—
Receivables, less allowances of $2.109 and $2.079 billion	5,512	4,908
Inventories	1,737	1,390
Prepaid expenses and other current assets	1,101	1,255
Current assets of discontinued operations	—	1,675

Total current assets	14,639	12,268
Noncurrent inventories and film costs	4,415	4,465
Investments, including available-for-sale securities	4,703	3,770
Property, plant and equipment	13,094	12,559
Intangible assets subject to amortization	3,892	4,229
Intangible assets not subject to amortization	39,656	39,656
Goodwill	39,667	39,459
Other assets	3,273	2,742
Noncurrent assets of discontinued operations	—	2,632

Total assets	$123,339	$121,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,494	$1,629
Participations payable	2,579	1,955
Royalties and programming costs payable	1,018	1,022
Deferred revenue	1,497	1,731
Debt due within one year	1,672	2,287
Other current liabilities	6,313	6,097
Current liabilities of discontinued operations	51	1,574

Total current liabilities	14,624	16,295
Long-term debt	20,703	23,458
Deferred income taxes	14,943	12,655
Deferred revenue	905	955
Mandatorily convertible preferred stock	1,500	1,500
Other liabilities	4,341	4,452
Noncurrent liabilities of discontinued operations	38	901
Minority interests	5,514	5,351
Commitment and contingencies (Note 18)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 105.7 million shares and 171.2 million shares outstanding, respectively	1	2
Time Warner common stock, $0.01 par value, 4.483 and 4.365 billion shares outstanding	45	44
Paid-in-capital	156,252	155,579
Accumulated other comprehensive income (loss), net	106	(415)
Accumulated deficit	(95,633)	(98,997)

Total shareholders’ equity	60,771	56,213

Total liabilities and shareholders’ equity	$123,339	$121,780

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2004	2003	2002

		(restated)	(restated)
Revenues:
Subscriptions	$21,605	$20,448	$18,959
Advertising	6,955	6,180	6,045
Content	12,350	11,446	10,216
Other	1,179	1,489	1,840

Total revenues(a)	42,089	39,563	37,060
Costs of revenues(a)	(24,449)	(23,422)	(22,291)
Selling, general and administrative(a)	(10,300)	(9,834)	(8,794)
Amortization of intangible assets	(626)	(640)	(557)
Legal reserves related to the government investigations	(510)	—	—
Restructuring costs	(50)	(109)	(327)
Asset impairments	(10)	(318)	(42,511)
Gains on disposal of assets, net	21	14	6

Operating income (loss)	6,165	5,254	(37,414)
Interest expense, net(a)	(1,533)	(1,734)	(1,624)
Other income (expense), net	521	1,210	(2,341)
Minority interest expense, net	(246)	(214)	(278)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	4,907	4,516	(41,657)
Income tax provision	(1,698)	(1,370)	(313)

Income (loss) before discontinued operations and cumulative effect of accounting change	3,209	3,146	(41,970)
Discontinued operations, net of tax	121	(495)	(1,012)

Income (loss) before cumulative effect of accounting change	3,330	2,651	(42,982)
Cumulative effect of accounting change, net of tax	34	(12)	(54,235)

Net income (loss)	$3,364	$2,639	$(97,217)

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.70	$0.70	$(9.42)
Discontinued operations	0.03	(0.11)	(0.23)
Cumulative effect of accounting change	0.01	—	(12.17)

Basic net income (loss) per common share	$0.74	$0.59	$(21.82)

Average basic common shares	4,560.2	4,506.0	4,454.9

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.68	$0.68	$(9.42)
Discontinued operations	0.03	(0.11)	(0.23)
Cumulative effect of accounting change	0.01	—	(12.17)

Diluted net income (loss) per common share	$0.72	$0.57	$(21.82)

Average diluted common shares	4,694.7	4,623.7	4,454.9

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$221	$382	$652
Costs of revenues	(254)	(236)	(126)
Selling, general and administrative	32	23	21
Interest income, net	25	19	13

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2004	2003	2002

		(restated)	(restated)
OPERATIONS
Net income (loss)(a)	$3,364	$2,639	$(97,217)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(34)	12	54,235
Depreciation and amortization	3,207	3,139	2,763
Amortization of film costs	2,925	2,584	2,536
Asset impairments	10	318	42,511
Loss on writedown of investments	15	212	2,212
Gain on sale of investments, net	(447)	(810)	(136)
Equity in losses of investee companies and cash distributions	20	154	366
Changes in operating assets and liabilities, net of acquisitions:(b)
Receivables	(853)	(310)	139
Inventories	(3,218)	(3,332)	(2,478)
Accounts payable and other liabilities	264	(120)	346
Other balance sheet changes	1,363	1,270	(171)
Adjustments relating to discontinued operations	2	845	1,651

Cash provided by operations	6,618	6,601	6,757

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(877)	(570)	(7,394)
Investments and acquisitions from discontinued operations	—	(52)	(162)
Capital expenditures and product development costs from continuing operations	(3,024)	(2,761)	(2,843)
Capital expenditures from discontinued operations	—	(126)	(386)
Investment proceeds from available-for-sale securities	532	1,079	187
Investment proceeds from discontinued operations	—	1,056	—
Other investment proceeds	2,866	1,451	361

Cash provided (used) by investing activities	(503)	77	(10,237)

FINANCING ACTIVITIES
Borrowings	1,631	2,492	23,535
Debt repayments	(4,834)	(7,230)	(18,984)
Redemption of redeemable preferred securities of subsidiary	—	(813)	(255)
Proceeds from exercise of stock options	353	372	297
Current period repurchases of common stock	—	—	(102)
Dividends paid and partnership distributions of discontinued operations, net	—	—	(11)
Principal payments on capital leases	(191)	(178)	(61)
Other	25	(11)	20

Cash provided (used) by financing activities	(3,016)	(5,368)	4,439

INCREASE IN CASH AND EQUIVALENTS	3,099	1,310	959
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,040	1,730	771

CASH AND EQUIVALENTS AT END OF PERIOD	$6,139	$3,040	$1,730

(a)	Includes net income (loss) from discontinued operations of $121 million in 2004, $(495) million in 2003 and ($1.012) billion in 2002.

(b)	2004 includes $300 million in noncash legal reserves related to the government investigations.

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

			Retained
			Earnings
	Common	Paid-In	(Accumulated
	Stock	Capital	Deficit)	Total

BALANCE AT DECEMBER 31, 2001 (restated)	$44	$155,172	$(4,387)	$150,829
Net loss	—	—	(97,217)	(97,217)
Foreign currency translation adjustments	—	—	(300)	(300)
Unrealized gains on securities, net of $37 million tax provision(a)	—	—	56	56
Realized and unrealized losses on derivative financial instruments, net of $10 million tax benefit	—	—	(21)	(21)
Unfunded accumulated benefit obligation, net of $213 million income tax benefit	—	—	(319)	(319)

Comprehensive (loss)	—	—	(97,801)	(97,801)
Repurchases of Time Warner Stock	—	(102)	—	(102)
Dilution of interest in Time Warner Entertainment Company, L.P., net of $276 million income tax impact	—	(414)	—	(414)
Shares issued pursuant to stock options, restricted stock and benefit plans, including $102 million income tax benefit	1	478	—	479

BALANCE AT DECEMBER 31, 2002 (restated)	45	155,134	(102,188)	52,991
Net income	—	—	2,639	2,639
Foreign currency translation adjustments	—	—	(77)	(77)
Unrealized loss on securities, net of $34 million tax benefit(b)	—	—	(50)	(50)
Realized and unrealized losses on derivative financial instruments, net of $9 million tax benefit	—	—	(6)	(6)
Reversal of unfunded accumulated benefit obligation, net of $180 million income tax provision	—	—	270	270

Comprehensive income	—	—	2,776	2,776
Shares issued pursuant to stock options, restricted stock and benefit plans, including $23 million income tax benefit	1	445	—	446

BALANCE AT DECEMBER 31, 2003 (restated)	46	155,579	(99,412)	56,213
Net income	—	—	3,364	3,364
Foreign currency translation adjustments	—	—	(66)	(66)
Unrealized gain on securities, net of $388 million tax provision(c)	—	—	582	582
Realized and unrealized losses on derivative financial instruments, net of $0.6 million tax provision	—	—	1	1
Reversal of unfunded accumulated benefit obligation, net of $3 million income tax provision	—	—	4	4

Comprehensive income	—	—	3,885	3,885
Shares issued pursuant to stock options, restricted stock and benefit plans, including $244 million income tax benefit	—	673	—	673

BALANCE AT DECEMBER 31, 2004	$46	$156,252	$(95,527)	$60,771

(a)	Includes a $34 million pretax reduction (tax effect of $14 million) related to realized gains on the sale of securities in 2002 and an increase of $738 million pretax (tax effect of $295 million) related to impairment charges on investments that had experienced other-than-temporary declines. These charges are included in the 2002 net loss.
(b)	Includes a $218 million pretax reduction (tax effect of $87 million) related to realized gains on the sale of securities in 2003 and an increase of $11 million pretax (tax effect $4 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2003 net income.
(c)	Includes a $268 million pretax reduction (tax effect of $107 million) related to realized gains on the sale of securities in 2004 and an increase of $4 million pretax (tax effect $2 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2004 net income.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Description of Business

      Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks and publishing. Time Warner classifies its business interests into five reportable segments: AOL: consisting principally of interactive services; Cable: consisting principally of interests in cable systems that provide video programming, high-speed data and Digital Phone services; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; Networks: consisting principally of cable television and broadcast networks; and Publishing: consisting principally of magazine and book publishing. Financial information for Time Warner’s various reportable segments is presented in Note 17.

Basis of Presentation

Update on Status of Government Investigations and Restatement of Financial Statements

      As previously disclosed by the Company, the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) have been conducting investigations into the accounting and disclosure practices of the Company. Those investigations focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002.

      As announced on December 15, 2004, the Company and its subsidiary, AOL, have reached a definitive agreement with the DOJ that resolves the DOJ’s investigation of the Company. The Company also announced that it has proposed a settlement to the staff of the SEC that the staff has agreed to recommend to the SEC Commissioners.

      Under the terms of the settlement in connection with the DOJ investigation, the DOJ filed a criminal complaint against AOL for the conduct of certain employees in connection with securities fraud by PurchasePro.com, but the DOJ will defer prosecution of AOL. After two years, provided the Company fulfills its obligations under the agreement, the DOJ will dismiss the criminal complaint filed against AOL. In addition, the DOJ will not prosecute the Company or AOL for conduct relating to certain other transactions entered into by AOL or the Company from July 1, 1999, including transactions that were the subject of the DOJ or SEC investigations.

      In connection with the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company may use to settle related securities litigation. The fund is reflected as restricted cash on the Company’s accompanying consolidated balance sheet as of December 31, 2004. The Company’s other obligations under the settlement agreement are to (a) accept responsibility for the conduct of certain AOL employees with respect to PurchasePro.com transactions; (b) cooperate fully with the DOJ or any other federal criminal law enforcement agency regarding the transactions covered by the settlement; and (c) retain and cooperate with an independent monitor, who will review the effectiveness of AOL’s internal controls, including those related to the accounting for advertising and related transactions.

      Under the settlement the SEC staff will recommend to the SEC Commissioners, Time Warner will agree, without admitting or denying the Commission’s allegations, to be enjoined from future violations of certain provisions of the securities laws. Under the proposed settlement:

•	The Company would pay a $300 million penalty, which the SEC staff will request be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company would adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. (“Bertelsmann”) that were improperly recognized or prematurely recognized primarily in the second half of 2000, during 2001 and during 2002. Additionally, the Company would adjust its accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Consistent with its previous announcement, the Company would adjust its historical accounting for its investment in and consolidation of AOL Europe S.A. (“AOL Europe”); and

•	The Company would also agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner would review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, including three cable programming affiliation agreements with related advertising elements, was in conformity with generally accepted accounting principles, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.

      Final settlement is subject to both agreement on final documentation and approval by the SEC Commissioners. The Company will not be able to deduct the $300 million penalty to be paid under the proposed settlement for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company.

      In connection with the proposed settlement with the SEC, the financial results for each of the years ended December 31, 2000 through December 31, 2003 have been restated for the following:

•	To adjust the accounting for transactions with certain counterparties resulting in the recognition of Advertising revenues of approximately $489 million in the aggregate, including the previously disclosed $400 million with Bertelsmann that the Company has reflected as a reduction in the purchase price of AOL Europe in 2002 rather than as Advertising revenues during 2001 and 2002.

•	To adjust the accounting for $20 million of Advertising revenues that were recognized in 2001, but should have been recognized in 2002.

•	To adjust the accounting for the Company’s investment in AOL Europe to reflect the consolidation of AOL Europe in 2000. Previously, the Company began consolidating AOL Europe’s operations in January 2002.

      The accompanying financial information reflects the impact of the adjustments that were made in the restatement of the Company’s consolidated financial statements. For the year ended December 31, 2002, the results of operations reflect a reduction in the Company’s consolidated revenues, Operating Loss, and Net Loss of approximately $254 million, $1.274 billion and $1.479 billion, respectively. There is a positive impact on the Operating Loss and Net Loss in 2002 due to a lower goodwill impairment charge at the AOL segment than originally reported. Specifically, the incremental losses assumed by AOL related to the consolidation of AOL Europe beginning in 2000 and the treatment of consideration received on certain other transactions as a reduction of the purchase price of AOL Europe as opposed to advertising revenue reduced the goodwill recognized in connection with the Company’s purchase of Bertelsmann’s interest in AOL Europe in January 2002. There is a corresponding reduction in the impairment charge recognized thereon in the fourth quarter of 2002. For the year ended December 31, 2003, the results of operations reflect a reduction in the Company’s consolidated revenues and Operating Income of approximately $2 million and $1 million, respectively. The impact on the consolidated Net Income was less than $1 million for the year ended December 31, 2003. There

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was no impact on the previously reported results of operations for the first three quarters of the year ended December 31, 2004.

      For the AOL Segment, for the year ended December 31, 2002, the results of operations reflect a reduction in AOL’s revenues and Operating Loss of approximately $234 million and $1.274 billion, respectively. The remaining impact on the Company’s consolidated revenues represents a reduction in consolidated revenues from certain transactions whereby the advertising was delivered by another Time Warner segment. For the year ended December 31, 2003, the results of operations reflect a reduction in AOL’s revenues and Operating Income of approximately $2 million and $1 million, respectively. There was no impact on the previously reported results of operations for the first three quarters of the year ended December 31, 2004.

      As previously addressed, as part of the proposed settlement with the SEC, the Company has agreed to appoint an independent examiner, who — within 180 days after starting work — will review whether the Company’s historical accounting for transactions with a limited number of specified counterparties, principally involving online advertising revenues, was in accordance with GAAP. Depending on the examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Basis of Consolidation

      The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Time Warner and all entities in which Time Warner has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIE”) required to be consolidated in accordance with U.S. generally accepted accounting principles. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

      The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income (loss), net.

      The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions pursuant to the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.”

Discontinued Operations

      As discussed in Note 4, on March 1, 2004, the Company completed the sale of the Warner Music Group’s (“WMG”) recorded music and music publishing operations to a private investment group for approximately $2.6 billion in cash and an option to re-acquire a minority interest in the operations sold. In addition, on October 24, 2003, the Company completed the sale of WMG’s CD and DVD manufacturing, printing, packaging and physical distribution operations to Cinram International, Inc. for approximately $1.05 billion in cash. With the completion of these transactions, the Company disposed of its entire Music segment. Accordingly, the Company has presented the financial condition and results of operations of the Music segment as discontinued operations for all periods presented.

      As discussed in Note 6, beginning in the third quarter of 2002, the Company’s results of operations have been adjusted to reflect the results of certain cable television systems held in the TWE-Advance/Newhouse

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership (“TWE-A/N”) as discontinued operations for all periods presented herein. In addition, unless specifically noted, amounts disclosed in the notes to the consolidated financial statements are for continuing operations.

Use of Estimates

      The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

      Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, film ultimates, video and magazine returns, business combinations, pensions and other postretirement benefits, income taxes and contingencies.

Recently Issued Accounting Guidance

Stock-Based Compensation

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123 (Revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. FAS 123R is effective for public companies for periods beginning after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) until adoption of FAS 123R on July 1, 2005. In accordance with APB 25 and related interpretations, compensation expense for stock options is generally recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal. As a result, the application of the provisions of FAS 123R will have a significant impact to reported net income and earnings per share. See “Stock-Based Compensation” for the pro forma impact if compensation costs for the Company’s stock option plans had been determined based on the fair value method set forth in FAS 123.

Exchanges of Nonmonetary Assets

      In December 2004, the FASB issued FASB Statement 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principal of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of FAS 153 are not expected to have a material impact on the Company’s consolidated financial statements.

Inventory Costs

      In November 2004, the FASB issued FASB Statement 151, “Inventory Costs” (“FAS 151”). FAS 151 amends the guidance in Accounting Research Bulletin 43, “Inventory Pricing” (“ARB 43”) and requires abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage) to be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as previously defined in ARB 43. Furthermore, FAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of FAS 151 will not have a significant impact on the Company’s financial statements.

Use of Residual Method in Fair Value Determinations

      In September 2004, the Emerging Issue Task Force (“EITF”) issued Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill” (“Topic D-108”). Topic D-108 requires the direct value method, rather than the residual value method, be used to value intangible assets other than goodwill for such assets acquired in business combinations completed after September 29, 2004. Under the residual value method, the fair value of the intangible asset is determined to be the difference between the enterprise value and the fair value of all other separately identifiable assets; whereas, under the direct value method all intangible assets are valued separately and directly. Topic D-108 also requires that registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using the direct value method on all intangible assets. Previously, the Company had used a residual value methodology to value cable franchise and sports franchise intangible assets. Pursuant to the provisions of Topic D-108, the Company utilized a traditional discounted cash flow methodology to value cable franchise intangibles for its December 2004 impairment test. Market and income-based methodologies were used to value sports franchises. The provisions of Topic D-108 did not affect the consolidated financial statements.

Consolidation of Variable Interest Entities

      Pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” (as revised, “FIN 46R”), the Company began consolidating the operations of America Online Latin America, Inc. (“AOLA”) as of March 31, 2004. AOLA is a publicly traded entity whose significant shareholders include the Company, AOL, the Cisneros Group (a private investment company) and Banco Itau (a leading Brazilian bank). AOLA provides online services principally to customers in Brazil, Mexico, Puerto Rico and Argentina. The Company has no obligation to provide additional funding for AOLA’s operations, and the creditors of AOLA have no recourse to the Company.

      In accordance with the transition provisions of FIN 46R, the assets and liabilities of AOLA were recorded in the Company’s consolidated balance sheet as of March 31, 2004, in the amounts at which they would have been carried if FIN 46R had been effective when the Company first met the conditions to be considered the primary beneficiary of AOLA. Upon consolidating the balance sheet of AOLA, the Company recorded incremental assets of approximately $85 million and liabilities of $29 million, with the difference of $56 million recognized as the pretax cumulative effect of an accounting change ($34 million on an after-tax basis). Prior periods have not been restated. The Company consolidated the operating results of AOLA’s operations commencing April 1, 2004. In order to provide the time necessary to consolidate and evaluate the AOLA financial information, the AOLA financial statements are consolidated by the Company on a one-quarter time lag. For the year ended December 31, 2004, the Company recognized revenues of $40 million and an Operating Loss of $20 million associated with AOLA.

      At December 31, 2004, the Company had one entity deemed to be a VIE for which the Company is not considered the primary beneficiary. At December 31, 2004, this entity had total assets of $29 million and total liabilities of $44 million. In addition in 2004 it had total revenues of $176 million and a net loss of $123 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Significant Accounting Policies

Cash and Equivalents

      Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

      As part of the Company’s proposed settlement with the DOJ, the Company established a $150 million fund that the Company may use only to settle any related shareholder or securities litigation. This amount is reflected as Restricted cash in the accompanying consolidated balance sheet.

Investments

      Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when Time Warner owns between 20% and 50% of the investee. However, in certain circumstances, Time Warner’s ownership percentage exceeds 50% but the Company accounts for the investment using the equity method because the minority shareholders hold certain rights that allow them to participate in the day-to-day operations of the business.

      Under the equity method, only Time Warner’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only Time Warner’s share of the investee’s earnings (losses) is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows. In circumstances in which the Company’s ownership in an investee is in the form of a preferred security or otherwise senior security, Time Warner’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value (see “Asset Impairments” below).

      Investments in companies in which Time Warner does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and any resale restrictions are less than one year (“available-for-sale investments”). If there are resale restrictions greater than one year or if the investment is not publicly traded then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net-of-tax, in the accompanying consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income (loss), net until the investment is sold or considered impaired (see “Asset Impairments” below), at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both at-market-value investments and investments accounted for at cost are included in income when declared.

Accounts Receivable Securitization Facilities

      Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of cash on available accounts receivable. These securitization transactions are accounted for as sales in accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”), because the Company has relinquished control of the receivables. For further information, see Note 10.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

      The Company accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 138”) and FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. In addition, these pronouncements provide that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates, the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations and equity price risk in the Company’s investment holdings. See Note 16 for additional information regarding derivative instruments held by the Company and risk management strategies.

Financial Instruments

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

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor and overhead. Depreciation, which includes amortization of capital leases, is provided generally on the straight-line method over useful lives ranging up to 40 years for buildings and related improvements and up to 16 years for furniture, fixtures and other equipment. For cable television plant upgrades and cable converters and modems, depreciation is provided generally over useful lives of 3-16 and 3-5 years, respectively. Property, plant and equipment, including capital leases, consists of:

	December 31,

	2004	2003

	(millions)
Land and buildings	$3,203	$2,494
Cable television equipment	10,168	9,979
Furniture, fixtures and other equipment	6,696	5,622

	20,067	18,095
Less accumulated depreciation	(6,973)	(5,536)

Total	$13,094	$12,559

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software Costs

      Time Warner capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in Other assets in the accompanying consolidated balance sheet.

      AOL’s subscription services are comprised of various features, which contribute to the overall functionality of the services. AOL capitalizes costs incurred for the production of computer software that generates the functionality within its products. Capitalized costs typically include direct labor and related overhead for software produced by AOL, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible (research and development costs), as well as maintenance costs of established products, are expensed as incurred. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. Included in costs of revenues are research and development costs totaling $134 million in 2004, $139 million in 2003 and $136 million in 2002. The total net book value of capitalized software costs was $237 million and $295 million as of December 31, 2004 and December 31, 2003, respectively. Amortization of capitalized software costs was $210 million in 2004, $194 million in 2003 and $196 million in 2002.

Intangible Assets

      As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television and sports franchises, film and television libraries and other copyrighted products, trademarks and customer subscriber lists. In accordance with U.S. generally accepted accounting principles, Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increase in asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles and new television networks, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. However, intangible assets acquired in business combinations accounted for under the purchase method of accounting are recorded at fair value on the Company’s consolidated balance sheet.

      In January 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which required that goodwill, including goodwill included in the carrying value of investments accounted for using the equity method of accounting and indefinite-lived other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also required that goodwill of consolidated businesses and certain intangible assets be assessed for impairment using fair value measurement techniques. As a result, a substantial portion of the Company’s goodwill and intangible assets, including cable television franchises, sports franchises and brands and trademarks, ceased amortizing.

Asset Impairments

Investments

      The Company’s investments consist of fair-value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. The Company regularly reviews its investment securities for impairment based on

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria that include the extent to which carrying value exceeds its related market value, the financial condition of the investee, and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investments. For more information, see Note 7.

Long-Lived Assets

      Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, we use internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value.

Goodwill and Indefinite-Lived Intangible Assets

      Goodwill and other indefinite-lived intangible assets, primarily certain franchise assets, trademarks and brand names, are tested annually as of December 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The use of a discounted cash flow model often involves the use of significant estimates and assumptions. For more information, see Note 2.

Accounting for Pension Plans

      Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits and the rate of compensation increases. The determination of these assumptions is discussed in more detail in Note 15.

Revenues and Costs

AOL

      Subscription revenues are recognized over the period that services are provided. Advertising, Content and Other revenues are recognized as the services are performed or when the goods are delivered. AOL generates Advertising revenues by directly selling advertising or through transaction-based arrangements. Advertising revenue related to advertising sold by AOL is generally categorized into two types of contracts: standard and nonstandard. The revenues derived from standard advertising contracts, in which AOL provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. The revenues derived from nonstandard advertising contracts, which provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized, on a straight-line basis, over the term of the contract, provided that AOL is meeting its obligations under the contract (e.g., delivery of impressions). In cases where refund arrangements exist, upon the expiration of the condition related to the refund, revenue directly related to the refundable fee is recognized on a straight-line basis over the remaining term of the agreement. Transaction-based arrangements generally involve either arrangements in which AOL performs advertising and promotion through prominent display of a partner’s content on one of AOL’s services, or arrangements in which AOL’s Advertising.com, Inc. (“Advertising.com”) subsidiary performs advertising on a third-party website. As compensation for display of a partner’s content, AOL is paid a share of the partner’s advertising revenues. For performance-based advertising, AOL is paid an agreed to fee based on customer specified results, such as registrations or sales leads. Advertising revenue related to these

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction-based arrangements is recognized when the amount is determinable (i.e., generally when performance reporting is received from the partner). Deferred revenue consists primarily of prepaid electronic commerce and advertising fees and monthly and annual prepaid subscription fees billed in advance.

      For promotional programs in which consumers are typically offered a subscription to AOL’s subscription services at no charge as a result of purchasing a product from the commerce partner, AOL records Subscription revenue, based on net amounts received from the commerce partner, if any, on a straight-line basis over the term of the service contract with the subscriber.

      The accounting rules for advertising barter transactions require that historical cash advertising of a similar nature exist in order to support the recognition of advertising barter revenue. The criteria used by the accounting rules used to determine if a barter and cash transaction are considered “similar” include circulation, exposure or saturation within an intended market, timing, prominence, demographics and duration. In addition, when a cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, the same cash transaction cannot serve as evidence of fair value for any other barter transaction. While not required by the accounting rules, AOL management adopted a more conservative policy by establishing an additional size criterion to the determination of “similar.” Pursuant to such criterion, beginning in the second quarter of 2003, an individual cash advertising transaction of comparable average value or higher value must exist in order for revenue to be recognized on an intercompany advertising barter transaction. Said differently, no intercompany advertising barter revenue is recognized if a cash advertising transaction of comparable average value or higher value has not been entered into in the past six months, even if all of the other accounting criteria have been satisfied.

Cable

      Cable revenues are principally derived from video programming, high-speed data and Digital Phone subscriber fees and advertising. Subscriber fees are recorded as revenue in the period that the service is provided, and Advertising revenues, including advertising purchased by programming vendors, are recognized in the period that the advertisements are exhibited. Video programming costs are recognized as the services are provided. Launch fees received by the Company from programming vendors are recognized as a reduction of expense over the life of the related programming arrangement. Fees received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction in marketing expense in the period that such reimbursements are received.

Publishing

      Magazine Subscription and Advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine cover date. Upon cover date, a proportionate share of the gross subscription price is included in revenues, net of any commissions paid to subscription agents. Also included in Subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores, which may or may not result in future subscription sales.

      Certain products, such as books and other merchandise, are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped, based on gross sales less a provision for future estimated returns based on historical experience.

      Inventories of books and other merchandise are stated at the lower of cost or estimated realizable value. Cost is determined using primarily the first-in, first-out method, or alternatively the average cost method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost. See Note 9 for additional discussion of inventory.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Networks

      The Networks segment recognizes Subscription revenue as services are provided based on the per subscriber negotiated contractual programming rate for each multi-system operator (“MSO”) and the estimated number of subscribers at the respective MSO.

      In the normal course of business, the Networks segment enters into long-term license agreements to acquire programming rights. An asset and liability related to these rights is created (on a discounted basis) when (i) the cost of each program is reasonably determined, (ii) the program material has been accepted in accordance with the terms, and (iii) the program is available for its first showing or telecast. As discussed below, there are slight variations in the accounting depending on whether the network is advertising supported (e.g., TNT, TBS, The WB Television Network (“The WB Network”) or not advertising supported (e.g., HBO).

      For advertising-supported networks, the Company’s general policy is to amortize the programming costs on a straight-line basis (or per play basis if greater) over the licensing period. There are, however, exceptions to this general rule. For example, because of the significance of the rights fees paid for sports programming licensing arrangements (i.e., NBA and MLB), programming costs are amortized using an income-forecast model, in which total revenue generated under the sports programming is estimated and the costs associated with this programming are amortized as revenue is earned, based on the relationship that the programming costs bear to total estimated revenues, which approximates the pattern with which the network will utilize and benefit from providing the sports programming. In addition, based on historical advertising sales, the Company believes that, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. Additionally, if the Company is licensing the right to air a movie multiple times over a certain period and the movie is being shown to the public for the first time on a Company network (a “Premiere Movie”), a portion of the licensing cost is amortized on the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per play basis, if greater) over the remaining licensing period. The determination of the amount of amortization to accelerate in the first showing versus subsequent showings has been determined based on a study of historical advertising sales for similar programming.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Filmed Entertainment

      Feature films are produced or acquired for initial exhibition in theaters, followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets is completed principally within three years of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized on the date that video units are made widely available-for-sale or rental by retailers based on gross sales less a provision for future estimated returns based on historical experience. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

      Television films and series are initially produced for broadcast networks, cable networks or first-run television syndication and may be subsequently licensed to foreign or domestic cable and syndicated television markets, as well as sold on home video. Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited. Similar to theatrical home video sales, revenue from home video sales of television films and series is recognized at the later of the delivery date or the date that video units are made widely available-for-sale or rental by retailers.

      License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of the available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues (which are discounted based on when cash will be collected) will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable are referred to as “backlog.”

      Inventories of theatrical and television product consist of videocassettes, DVDs and compact video discs and are stated at the lower of cost or net realizable value. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

      Film costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights acquired for the home video market. Film costs principally consist of direct production costs, production overhead, development and pre-production costs, and are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amount of capitalized costs recognized as expense is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. Similarly, the recognition of expenses for participations and residuals is recognized upon the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. These estimates are revised periodically and losses, if any, are provided in full. See Note 9 for additional details of film costs.

      A portion of the costs of acquiring Historic TW Inc. (“Historic TW”) in 2001 and of acquiring the remaining Time Warner Entertainment Company, L.P. (“TWE”) content assets in 2003 was allocated to theatrical and television product, including purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized in amortization expense over 20 years using the film-forecast method. See Note 2 for additional details of Library.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Barter Transactions

      Time Warner enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. Revenue from barter transactions is not material to the Company’s consolidated statement of operations for any of the periods presented herein.

Multiple-Element Transactions

      Multiple-element transactions within Time Warner fall broadly into two categories:

1.	Contemporaneous purchases and sales. The Company sells a product or service (e.g., advertising services) to a customer and at the same time purchases goods or services and/or makes an investment in that customer.

2.	Sales of multiple products or services. The Company sells multiple products or services to a counterparty.

Contemporaneous Purchases and Sales

      In the normal course of business, Time Warner enters into transactions in which it purchases a product or service and/or makes an investment in a customer and at the same time negotiates a contract for the sale of advertising, or other product, to the customer. Contemporaneous transactions may also involve circumstances where the Company is purchasing or selling goods and services and settling a Company dispute. For example, the AOL segment may have negotiated for the sale of advertising at the same time it purchased goods or services and/or made an investment in a counterparty. Similarly, when negotiating programming arrangements with cable networks, the Company’s Cable segment may negotiate for the sale of advertising to the cable network.

      Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”);

•	FASB Statement 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“FAS 153”);

•	Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”); and

•	EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).

      The Company accounts for each transaction negotiated contemporaneously based on the respective fair values of the goods or services purchased and the goods or services sold. If the Company is unable to determine the fair value of one or more of the elements being purchased, revenue recognition is limited to the total consideration received for the products or services sold less supported payments. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer; however, fair value for the software cannot be reliably determined, the Company would limit the recognized advertising revenue to $8 million and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would ascribe no value to the software acquisition. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer at fair value, the Company would recognize advertising revenue of $10 million and would ascribe $2 million to the equity investment. Accordingly, the judgments made in determining fair value in such arrangements impacts the amount and period in which revenues, expenses and net income are recognized over the term of the contract.

      In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions. In addition, the existence of price protection in the form of “most favored nation” clauses or similar contractual provisions are generally indicative that the stated terms of a transaction are at fair value.

      Further, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction may provide support for the fair value of the other element of a transaction. For example, if the Company sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment may implicitly support the fair value of the advertising sold, since there are only two elements in the arrangement.

Sales of Multiple Products or Services

      The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of the transaction, the Company generally recognizes advertising revenue on a straight-line basis over the term of the agreement. For example, the AOL division might enter into an agreement for broadband service, that includes AOL providing a modem in connection with the service and the subscriber paying an upfront fee as well as monthly charges. Because AOL is providing both a product and a service, revenue is allocated to the modem and service based on relative fair value.

Gross versus Net Revenue Recognition

      In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Pursuant to EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” such transactions are recorded on a gross or net basis depending on whether the Company is acting as the principal in a transaction or acting as an agent in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, records revenue on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent in the transaction and, accordingly, records revenue on a net basis. To the extent that revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

Advertising Costs

      Time Warner expenses advertising costs as they are incurred, which, for communicating advertisements, is when the advertising is exhibited or aired. Advertising expense was $5.211 billion in 2004, $4.678 billion in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 and $4.271 billion in 2002. In addition, the Company had advertising costs of $145 million at December 31, 2004 and $132 million at December 31, 2003 recorded in Prepaid and other current assets on its consolidated balance sheet, which primarily related to prepaid advertising.

Income Taxes

      Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill. Investment tax credits earned are offset against the cost of inventory or property acquired or produced. Research and development credits are recorded based on the amount of benefit the Company believes is probable of being earned. The majority of such research and development benefits were recorded to shareholders’ equity as they resulted from stock option deductions for which such amounts are recorded as an increase to additional paid-in-capital.

Comprehensive Income (Loss)

      Comprehensive income (loss) is reported on the accompanying consolidated statement of shareholders’ equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. generally accepted accounting principles, are excluded from net income (loss). For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments, foreign currency translation gains and losses and unfunded accumulated benefit obligations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity:

			Net		Net
			Derivative	Net	Accumulated
	Foreign	Net Unrealized	Financial	Unfunded	Other
	Currency	Gains	Instrument	Accumulated	Comprehensive
	Translation	(Losses) on	Gains	Benefit	Income
	Losses	Securities	(Losses)	Obligation	(Loss)

Balance at December 31, 2001	$(28)	$66	$(6)	$—	$32
2002 activity	(300)	56	(21)	(319)	(584)

Balance at December 31, 2002 (restated)	(328)	122	(27)	(319)	(552)
2003 activity	(77)	(50)	(6)	270	137

Balance at December 31, 2003 (restated)	(405)	72	(33)	(49)	(415)
2004 activity	(66)	582	1	4	521

Balance at December 31, 2004	$(471)	$654	$(32)	$(45)	$106

Stock-Based Compensation

      The Company follows the FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and FASB Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The provisions of FAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

      The Company uses the attribution method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans” in recognizing any compensation cost for its stock option incentive plans under APB 25 and in the FAS 123 pro forma disclosure below. Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123 (or FAS123R, which will be adopted on July 1, 2005), Time Warner’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,

	2004	2003	2002

			(restated)

	(millions, except per share
	amounts)
Net income (loss), as reported	$3,364	$2,639	$(97,217)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(298)	(548)	(1,034)

Pro forma net income (loss)	$3,066	$2,091	$(98,251)

Basic net income (loss) per share:
As reported	$0.74	$0.59	$(21.82)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

			(restated)

	(millions, except per share
	amounts)
Pro forma	$0.67	$0.46	$(22.05)

Diluted net income (loss) per share:
As reported	$0.72	$0.57	$(21.82)

Pro forma	$0.65	$0.45	$(22.05)

Income (Loss) Per Common Share

      Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. Diluted income (loss) per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, restricted stock and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

      Set forth below is a reconciliation of basic and diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change:

	Years Ended December 31,

	2004	2003	2002(a)

			(restated)

	(millions, except per share amounts)
Income (loss) before discontinued operations and cumulative effect of accounting change — basic and diluted	$3,209	$3,146	$(41,970)

Average number of common shares outstanding — basic	4,560.2	4,506.0	4,454.9
Dilutive effect of stock options and restricted stock	57.4	55.2	—
Dilutive effect of mandatorily convertible preferred stock	77.1	62.5	—

Average number of common shares outstanding — diluted	4,694.7	4,623.7	4,454.9

Income (loss) per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.70	$0.70	$(9.42)

Diluted	$0.68	$0.68	$(9.42)

(a)	2002 basic and diluted loss per common share are the same because the effect of Time Warner’s stock options and convertible debt was antidilutive.

Reclassifications

      Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation, including a reclassification impacting the Company and the Filmed Entertainment segment’s operating results to reflect a change in how the Company classifies the accretion of discounts on long-term film licensing arrangements. Previously, the Company classified the accretion of discounts on long-term film licensing arrangements within Operating Income. To become more consistent with what the Company believes to be film industry practice, such accretion is now being classified as a reduction of Interest expense, net. The accretion for the years ended December 31, 2003 and 2002 was $110 million and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$134 million, respectively. Such reclassifications did not affect Net Income, Earnings per share or Cash Provided by Operations.

2.	GOODWILL AND INTANGIBLE ASSETS

      As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television and sports franchises, film and television libraries and other copyrighted products and trademarks. As discussed in Note 1, in January 2002, Time Warner adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets considered to have an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment at least annually.

      Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and business plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. In estimating the fair values of its reporting units, the Company also used analyst estimates, as well as comparable market analyses. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

      The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. The most common among these is a “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademark and income methodologies, which are used to value cable and sports franchises. Market based comparable methodologies were also used to value sports franchises. Significant assumptions inherent in these methodologies employed include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are being licensed in the marketplace.

      Upon adoption of FAS 142 in the first quarter of 2002, Time Warner recorded a noncash charge of $54.235 billion to reduce the carrying value of goodwill, including an impairment of the former Music segment’s goodwill of $4.796 billion. Such charge was reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments was estimated using either a discounted cash flow methodology, market comparisons, recent comparable transactions or a combination thereof.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and recorded a noncash charge of $42.511 billion, which was recorded as a component of Operating Income in the accompanying consolidated statement of operations. This impairment charge reflects the impact of the Company restating results to adjust for its historical accounting for certain advertising revenues and its historical accounting for its investment in and consolidation of AOL Europe (Note 1). The $42.511 billion reflected the overall decline in market values during 2002 and includes charges to reduce the carrying value of goodwill at the AOL segment ($31.961 billion) and Cable segment ($10.550 billion). The $31.961 billion charge at the AOL segment reflected the AOL segment’s lower than expected performance, including declines in 2002 in the online advertising market. The $10.550 billion charge at the Cable segment reflected current market conditions in the cable television industry at that time, as evidenced by the decline in 2002 in the stock prices of comparable cable television companies. Excluded from this charge were impairments of the Music segment’s goodwill of $646 million and brands and trademarks of $853 million, which are included in discontinued operations.

      During 2003, the Company recorded impairment losses of $318 million to reduce the carrying value of certain intangible assets of the Turner winter sports teams and certain goodwill and intangible assets of Time Warner Book Group, which were recorded at the time of the merger of America Online, Inc. (“America Online”) and Historic TW (the “America Online — Historic TW Merger”). In addition, in December 2003, the Company recognized an impairment charge of approximately $1.1 billion to reduce the carrying value of the Music segment’s intangible assets, which is included in discontinued operations. These impairment charges were computed based on information received during the negotiations for sale of these businesses. The Company determined during its annual impairment reviews for goodwill, which occur in the fourth quarter, that no additional impairments existed at December 31, 2004 or 2003.

      The impairment charges were noncash in nature and did not affect the Company’s liquidity or result in non-compliance with respect to any debt covenants.

      A summary of changes in the Company’s goodwill during the years ended December 31, 2003 and 2004 by reportable segment is as follows (millions):

	December 31,	Acquisitions &		December 31,	Acquisitions &	December 31,
	2002	Adjustments(a)	Impairment	2003	Adjustments(b)	2004

AOL(c)	$2,776	$8	$—	$2,784	$243	$3,027
Cable	—	1,909	—	1,909	12	1,921
Filmed Entertainment	4,948	297	—	5,245	(27)	5,218
Networks(d)	20,481	261	—	20,742	(116)	20,626
Publishing(e)	8,781	20	(22)	8,779	96	8,875

Total	$36,986	$2,495	$(22)	$39,459	$208	$39,667

(a)	Relates primarily to the recognition of deferred tax liabilities, which were established in the purchase price allocation associated with the Time Warner Entertainment Company, L.P.’s restructuring.
(b)	Includes tax reserves and tax purchase price and tax valuation allowance adjustments which had the net impact of decreasing goodwill by approximately $213 million. Also includes various adjustments that were recorded in error in connection with the America Online-Historic TW Merger, which had the net impact of increasing goodwill by approximately $6 million. The adjustments affected multiple segments.
(c)	2004 primarily includes $269 million related to the purchase of Advertising.com and $24 million related to the consolidation of AOLA.
(d)	2004 primarily includes $31 million related to the purchase of the remaining interest in Warner Channel Latin America and $29 million related to the consolidation of Cartoon Network Japan, offset by $25 million related to the sale of the winter sports teams assets as well as the adjustments discussed in (b) above.
(e)	2004 primarily includes $94 million related to the purchase of an additional interest in Synapse Group, Inc.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The Company’s intangible assets and related accumulated amortization consisted of the following (millions):

	As of December 31, 2004			As of December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization(a)(b)	Net	Gross	Amortization(a)(b)	Net

Intangible assets subject to amortization:
Film library	$3,967	$(830)	$3,137	$3,969	$(608)	$3,361
Customer lists and other intangible assets(c)	2,316	(1,561)	755	2,035	(1,167)	868

Total	$6,283	$(2,391)	$3,892	$6,004	$(1,775)	$4,229

Intangible assets not subject to amortization:
Cable television franchises	$31,241	$(1,489)	$29,752	$31,240	$(1,489)	$29,751
Sports franchises	282	(20)	262	282	(20)	262
Brands, trademarks and other intangible assets	9,905	(263)	9,642	9,906	(263)	9,643

Total	$41,428	$(1,772)	$39,656	$41,428	$(1,772)	$39,656

(a)	Accumulated amortization for intangible assets not subject to amortization relates to amortization expense recognized prior to the adoption of FAS 142.
(b)	Amortization of intangible assets subject to amortization is provided generally on the straight-line method over their respective useful lives. The weighted-average useful lives for the film library and customer lists are 20 years and 5 years, respectively. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.
(c)	The change includes $206 million related to the purchase of Advertising.com for technology ($98 million), advertiser and publisher relationships ($50 million), tradename ($40 million) and non-compete agreements ($18 million).

    The Company recorded amortization expense of $626 million in 2004 compared to $640 million in 2003 and $557 million in 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows (millions):

2005	$552
2006	394
2007	281
2008	248
2009	239

      These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	MERGER AND RESTRUCTURING COSTS

Merger Costs

      In accordance with U.S. generally accepted accounting principles, Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the merger of America Online and Time Warner, now known as Historic TW, or otherwise did not qualify as a liability or cost assumed in a purchase business combination. Merger costs, both capitalized and expensed, are discussed in more detail in the following paragraphs.

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

      Of the total restructuring accrual, approximately $619 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most Historic TW business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 5,700, which was reduced to approximately 3,900 by December 31, 2002, as the remaining terminations were no longer expected to occur. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee was terminated. As of December 31, 2004, out of the remaining liability of $12 million, $7 million was classified as a current liability with the remaining $5 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2007.

      The restructuring accrual also included approximately $412 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, the Company consolidated certain operations and has exited other under-performing operations, including the Studio Stores operations at the Filmed Entertainment segment and the World Championship Wrestling operations at the Networks segment. The restructuring accrual associated with other exit activities specifically includes contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. As of December 31, 2004, out of the remaining liability of $26 million, $5 million was classified as a current liability with the remaining $21 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Selected information relating to the restructuring costs included in the allocation of the cost to acquire Historic TW is as follows (millions):

	Employee	Other
	Termination	Exit Costs	Total

Initial Accruals	$619	$412	$1,031
Cash paid — 2001	(248)	(158)	(406)

Restructuring liability as of December 31, 2001	371	254	625
Cash paid — 2002	(156)	(115)	(271)
Noncash reductions(a) — 2002	(114)	(34)	(148)

Restructuring liability as of December 31, 2002	101	105	206
Cash paid — 2003	(47)	(28)	(75)
Noncash reductions(a) — 2003	(26)	(41)	(67)

Restructuring liability as of December 31, 2003	28	36	64
Cash paid — 2004	(14)	(7)	(21)
Noncash reductions(a) — 2004	(2)	(3)	(5)

Restructuring liability as of December 31, 2004	$12	$26	$38

(a)	Noncash reductions represent adjustments to the restructuring accrual and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Restructuring Costs

      In addition to the costs of activities related to the America Online-Historic TW Merger, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2004 Restructuring Costs

      For the year ended December 31, 2004, the Company incurred restructuring costs of $55 million related to employee terminations at the AOL segment. The number of employees terminated was 861 (770 domestic and 91 internationally). The terminations are expected to be completed in the first quarter of 2005. For the year ended December 31, 2004, payments of $5 million have been made against this accrual.

      As of December 31, 2004, a majority of the remaining liability of $50 million was classified as a current liability in the accompanying consolidated balance sheet.

2003 Restructuring Costs

      For the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $109 million, including $52 million at the AOL segment, $21 million at the Networks segment, $21 million at the Publishing segment and $15 million at the Cable segment. Employee termination costs occurred across each of the segments mentioned above and ranged from senior executives to line personnel. The number of employees expected to be terminated was 974. By the end of the first quarter of 2004, all of the terminations had occurred. During the year ended December 31, 2004, a $5 million reduction in restructuring costs was made in order to reflect changes in estimates of previously established restructuring accruals.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2004, out of the remaining liability of $40 million, $15 million was classified as a current liability, with the remaining liability of $25 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

      Selected information relating to the 2003 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

2003 Accruals	$64	$45	$109
Cash paid — 2003	(17)	(1)	(18)

Remaining liability as of December 31, 2003	47	44	91
Cash paid — 2004	(42)	(4)	(46)
Noncash reductions — 2004	(2)	(3)	(5)

Remaining liability as of December 31, 2004	$3	$37	$40

2002 Restructuring Costs

      During the year ended December 31, 2002, the Company incurred and accrued other restructuring costs of $327 million related to various contractual terminations and obligations, including certain contractual employee termination benefits. Of the $327 million of restructuring costs, $266 million related to the AOL segment, $46 million to the Corporate segment and $15 million to the Cable segment.

      Included in the 2002 restructuring charge was $131 million related to lease obligations of the AOL segment for network modems that would no longer be used because network providers were upgrading their networks to newer technology. Specifically, under certain existing agreements with network providers, AOL leased the modems used in providing network services. During 2002, a plan was established under which network providers would upgrade and replace the AOL-supplied modems. Accordingly, the Company accrued the remaining lease obligations, less estimated recoveries, for the period that these modems would no longer be in use.

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

      As of December 31, 2004, out of the remaining liability of $27 million, $13 million was classified as a current liability, with the remaining liability of $14 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Selected information relating to the 2002 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial Accruals	$92	$235	$327
Cash paid — 2002	—	(79)	(79)

Remaining liability as of December 31, 2002	92	156	248
Cash paid — 2003	(40)	(146)	(186)

Remaining liability as of December 31, 2003	52	10	62
Cash paid — 2004	(17)	(6)	(23)
Noncash reductions — 2004	(12)	—	(12)

Remaining liability as of December 31, 2004	$23	$4	$27

Other Charges

      In connection with relocating its Corporate headquarters, the Company recorded certain exit costs at the date various floors of the former headquarters facility were no longer being occupied by employees of the Company in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first six months of 2004, the Company recorded a $67 million charge, of which $14 million was reversed in the third quarter of 2004 as a result of an agreement having been finalized to lease a portion of the space to the AOL business unit. Of the $53 million charge, approximately $26 million relates to a noncash write-off of an intangible asset recorded in connection with the America Online-Historic TW Merger, representing the favorable terms of the lease relative to market rates at that time. The remaining amount primarily relates to the accrual of the expected loss on the sub-lease of the building, which is expected to be incurred over the remaining term of the lease of approximately ten years, and represents the present value of such obligations.

      Through December 31, 2004, payments and other miscellaneous adjustments of $9 million, net of imputed interest, were made against this liability. Of the remaining $18 million at December 31, 2004, $11 million of the accrual is classified as a current liability, with the remaining liability of $7 million classified as a long-term liability in the accompanying balance sheet.

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

      On March 1, 2004, the Company sold its WMG recorded music and Warner/ Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations to be sold. The option allows Time Warner to purchase a 15% interest in WMG’s recorded music and music publishing operations at any time during the three years following the closing of the transaction or to purchase a 19.9% interest in the event the Investment Group enters into a music merger transaction with another major music business within three years of closing of the transaction. This option will be accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The strike price for the option to purchase a 15% interest is

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to 75% of the then estimated equity value of the 15% interest acquired but not less than a pro rata share (i.e., 15%) of the Investment Group’s equity purchase price (reduced by a pro rata share of cash distributions). The strike price for the option to purchase a 19.9% interest is equal to a pro rata share (i.e., 19.9%) of the Investment Group’s equity purchase price (reduced by a pro rata share of cash distributions) accreted at 8.5% per annum if the transaction is signed prior to March 1, 2005, and if a transaction is signed between March 1, 2005 and March 1, 2007, interest is accreted at 8.5% for the first 15 months and 15% thereafter. To the extent the option is exercised for either the 15% or the 19.9% interest on a gross basis, the Company would account for its interest using the cost method of accounting. The value of the consideration ascribed to the option was approximately $35 million. In the fourth quarter of 2004, the value of the option was increased to $85 million based primarily on the results of the WMG recorded music and publishing business. The $50 million increase in value was recorded in Other income (expense), net in the consolidated statement of operations.

      With the closing of the WMG recorded music and music publishing transaction, the Company has disposed of its music operations. Accordingly, the Company has presented the results of operations and financial condition of the Music segment as discontinued operations for all periods presented.

      The 2004 income (charges) recorded in the accompanying consolidated statement of operations relate primarily to adjustments to the initial estimates of the assets sold to and liabilities assumed by, the acquirors in such transactions and to the resolution of various tax matters surrounding the music business dispositions.

      Financial data of the Music operations, included in discontinued operations for all periods presented, is as follows:

	For the Year Ended
	December 31,

	2004	2003	2002

	(millions)
Total revenues	$780	$4,312	$4,205
Pretax loss	(2)	(567)	(1,398)
Income tax benefit	123	72	273
Net income (loss)	121	(495)	(1,125)

      As of December 31, 2004, there are $89 million of liabilities associated with the former Music operations. The liabilities are principally related to severance and pension obligations to former employees of the Music segment, which were retained by Time Warner. Assets and liabilities as of December 31, 2003 were as follows (millions):

December 31,
2003

Receivables, net	$1,014
Inventory	61
Other current assets	600
Property, plant and equipment, net	220
Intangible assets	2,374
Other assets	38

Total assets	$4,307

Current liabilities	$1,574
Noncurrent liabilities(a)	901

Total liabilities	$2,475

(a)	Other noncurrent liabilities include deferred taxes of $726 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	OTHER SIGNIFICANT BUSINESS ACQUISITIONS AND DISPOSITIONS

2004 Transactions

Acquisition of Advertising.com

      On August 2, 2004, America Online completed the acquisition of Advertising.com for $445 million (net of cash acquired). Advertising.com purchases online advertising inventory from third-party websites and principally sells this inventory using performance-based advertising arrangements. The purchase price allocation for this transaction is still preliminary. As of December 31, 2004, the Company has recorded $269 million of goodwill and $206 million of intangible assets subject to amortization for technology ($98 million), advertising and publisher relationships ($50 million), tradename ($40 million) and non-compete agreements ($18 million) related to the purchase of Advertising.com (Note 2). From the time it was acquired through December 31, 2004, Advertising.com contributed Advertising revenues of $97 million from sales of advertising run on third-party websites.

Sale of the Winter Sports Teams

      On March 31, 2004, the Company completed the sale of the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and the entity holding the operating rights to Philips Arena, an Atlanta sports and entertainment venue, to Atlanta Spirit LLC (“Atlanta Spirit”). In addition to the $219 million of impairment charges recognized in 2003, the Company recorded an approximate $7 million loss on the closing of the sale in the first quarter of 2004. As of December 31, 2004, Turner owns an approximate 10% interest in Atlanta Spirit and accounts for its interest in the limited liability company under the equity method of accounting.

      Through the date of the sale on March 31, 2004, the winter sports teams had revenues of $66 million and an Operating Loss of $8 million. For the full year of 2003, the winter sports teams contributed approximately $160 million of revenues and an Operating Loss of $37 million.

Consolidation of Warner Village Cinemas S.P.A.

      Warner Village Cinemas S.P.A. (“Warner Village”) is a joint-venture arrangement that operates cinemas in Italy. Prior to December 2004, this entity was owned 45% by Warner Bros., 45% by Village Cinemas International Pty. Ltd. (“Village Cinemas”) and 10% by a third-party investor. The 10% owner was bought out by Warner Bros. and Village Cinemas in December 2004. As previously announced, in April 2004, Warner Bros. and Village Cinemas agreed that: (i) Warner Bros. would control the voting rights associated with Village Cinemas’ interest and (ii) beginning in March 2007 and continuing for one year, Village Cinemas can require that both Warner Bros. and Village Cinemas place their collective interests for sale and, to the extent that a bona fide offer is received, can require Warner Bros. to acquire the Village Cinemas interest at that value in the event that Warner Bros. elects not to proceed with such sale. If such right is not exercised by Village Cinemas, the voting rights associated with its interest will revert to Village Cinemas in March 2008.

      As a result of controlling Village Cinemas’ voting interest, Warner Bros. began consolidating the results of Warner Village in the second quarter of 2004. As permitted by U.S. generally accepted accounting principles, Warner Village results have been consolidated retroactive to the beginning of the year. For the year ended December 31, 2004, Warner Village revenues were $101 million and its Operating Income was $3 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Transactions

Sale of Time Life

      In December 2003, the Company sold its Time Life Inc. (“Time Life”) operations to Direct Holdings Worldwide LLC (“Direct Holdings”), a venture of Ripplewood Holdings LLC and ZelnickMedia Corporation. In connection with the transaction, the Company recognized a loss of $29 million. Under the terms of the sale transaction, the Company did not receive any cash consideration and instead agreed to a contingent consideration arrangement under which it will receive payments in the future if the business sold meets certain performance targets. Specifically, the Company would receive consideration equal to four times the amount by which the average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period exceeds $10 million. Based on the recent performance of Time Life, the Company does not believe, at this time, that it is probable that any additional consideration will be received under this arrangement. The Company will not record this contingent payment as incremental proceeds on the sale of the Time Life business unless and until the point at which all contingencies with regard to the payment have been resolved.

      In conjunction with this transaction, the Company entered into multi-year service agreements with Direct Holdings to provide certain fulfillment, customer service and related services primarily for Time Life’s European operations. In addition, the Company agreed to license the name “Time Life” to Direct Holdings for ten years, with an additional ten-year renewal option. The Company will receive royalty payments from Direct Holdings beginning in 2005. The Company believes that the terms of the licensing arrangement and fulfillment service agreements are at market rates and, accordingly, no amounts have been allocated to either agreement. Finally, as part of the transaction, the Company provided for up to $13 million in financing to Direct Holdings, of which only $8 million was actually funded and subsequently repaid in the first quarter of 2005.

Sale of U.K. Cinemas

      In the second quarter of 2003, the Company recognized a $43 million gain on the sale of its interest in U.K. cinemas, which had previously been consolidated by the Filmed Entertainment segment.

2002 Transactions

AOL Europe (Restated)

      On January 31, 2002, Time Warner acquired 80% of Bertelsmann’s 49.5% interest in AOL Europe for $5.0 billion as a result of Bertelsmann’s exercise of its initial put option. On July 1, 2002, Time Warner acquired the remaining 20% of Bertelsmann’s interest for $1.3 billion. Previously, the Company owned a 49.5% preferred interest in AOL Europe. AOL Europe is a leading Internet, online and e-commerce services company in Europe. In connection with the allocation of the purchase price paid by Time Warner to acquire the additional interest in AOL Europe, the AOL segment recognized approximately $6.9 billion of goodwill and subscriber lists with a value of approximately $230 million. The subscriber lists are being amortized over a useful life of five years with no residual value (Note 1).

6.	TWE AND TWC INC. RELATED TRANSACTIONS

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including those that were wholly-owned and those that were held through TWE, are now controlled by a new subsidiary of Time Warner called TWC Inc. As part of the TWE Restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received Time Warner preferred stock, which will be converted into $1.5 billion of Time Warner common stock (Note 12); (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was assumed by TWC Inc. as part of the TWE Restructuring.

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

      The additional ownership interests acquired by Time Warner in the TWE Restructuring have been accounted for as a step acquisition, with a total purchase consideration of approximately $4.6 billion. This consideration consisted primarily of the above-noted debt assumed and the issuance of mandatorily convertible preferred stock, as well as an interest in certain cable systems that were previously wholly owned by Time Warner with an approximate value of $1.0 billion.

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

      The intangible assets not subject to amortization of $1.402 billion are comprised of approximately $811 million related to cable franchises and approximately $591 million related to brands and trademarks. The fair value of the cable franchise was determined using both a discounted cash flow and a residual value methodology. The brands and trademark intangible assets were valued using a discounted cash flow methodology. Significant assumptions inherent in a discounted cash flow methodology include estimates of cash flows, discount rates and, in the case of brand and trademarks, royalty rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar intangibles are being licensed in the marketplace. In addition, it was assumed that existing cable franchise agreements would be renewed without material modification to the underlying existing terms and conditions and without incurring substantial cost. Under the residual value method, the fair value of the cable franchise intangible asset was determined to be the difference between the estimated fair value of the incremental 6% interest in Cable acquired and the fair value of remaining cable net assets acquired (including intangible assets other than cable franchise intangible assets). The traditional discounted cash flow method (as determined by an independent valuation specialist) provided a range for the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the cable franchise intangible asset and the residual value method fell within that range. Pursuant to the recently issued EITF Topic D-108, the Company performed its annual valuation of the franchise intangible assets under FAS 142 based on a discounted cash flow methodology which did not result in an impairment of the franchise intangible asset.

      In addition to the allocations above, the Company has recorded approximately $1.4 billion of deferred tax liabilities and a corresponding increase in goodwill for deferred tax liabilities related to the above intangible assets.

      Finally, in conjunction with the TWE Restructuring, Comcast’s basis in TWC Inc. was stepped up to its estimated fair value and was recorded as an increase in minority interest of $2.362 billion, an increase in intangible assets not subject to amortization of $2.171 billion and an increase in intangible assets subject to amortization of $191 million. The fair value of the Comcast interest was estimated using a combination of a discounted cash flow analysis and a review of market comparisons and recent transactions. The assumptions about future cash flows and growth rates were based on the Company’s budget and long-term plans. The discount rates used were based upon an assessment of the risk inherent in the cash flows. In addition, a deferred tax liability of $945 million and a corresponding amount of goodwill related to the step-up in Comcast’s basis was recorded.

      In connection with the TWE Restructuring, Comcast received (1) customary registration rights relating to its 17.9% interest in the common stock of TWC Inc. and (2) the right, at any time following March 31, 2005, to require TWC Inc. or Time Warner to purchase all or a portion of Comcast’s 4.7% limited partnership interest in TWE at an appraised fair market value. The purchase price payable by TWC Inc. or Time Warner as consideration for Comcast’s limited partnership interest may be paid in cash, Time Warner or TWC Inc. common stock (if TWC Inc. common stock is then publicly traded) or a combination of cash and stock. Following March 31, 2005, Comcast also has the right to sell all or a portion of its interest in TWE to a third party, subject to rights of first refusal by the Company and TWC Inc. On December 29, 2003, TWC Inc. received a notice from Comcast requesting that TWC Inc. start the registration process under the Securities Act of 1933 for the sale in a firm underwritten offering of Comcast’s 17.9% common interest in TWC Inc.

Comcast Tolling and Optional Redemption Agreement

      On September 24, 2004, TWC Inc. entered into a Tolling and Optional Redemption Agreement (the “Agreement”) with Comcast and certain affiliates of Comcast, including the trust that holds shares of TWC Inc. on behalf of Comcast. Pursuant to the Agreement, Comcast was granted an option (the “Option”), which originally could be exercised between December 1, 2004 and April 1, 2005, to require TWC Inc. to redeem a portion of the TWC Inc. stock held by Comcast in exchange for a TWC Inc. subsidiary with cable systems serving approximately 90,000 basic subscribers as of December 31, 2004, plus approximately $750 million in cash. The Agreement was amended in February 2005 to extend the expiration date of the Option to 60 days following notice by either TWC Inc. or Comcast or, after April 1, 2005, immediately if Comcast irrevocably elects not to exercise the Option. Closing of the transactions contemplated by the Agreement is subject to the exercise of the Option, required governmental and regulatory approvals and other customary closing conditions. As of the date of this filing, Comcast has not exercised the Option.

      The Agreement, as amended, also provides that Comcast will not exercise or pursue registration rights with respect to the TWC Inc. stock owned by it until the Option expires. This provision of the Agreement supersedes the Comcast request to TWC Inc. in December 2003 to register its TWC Inc. stock.

      Upon entering into the Agreement, no cash consideration was exchanged between the Company and Comcast; however, the Company recorded a liability of approximately $8 million, determined using an option pricing model, in Other current liabilities related to the Option. The liability will be adjusted to reflect fair market value each period in Other income (expense), net until the Option is exercised or expires. A corresponding asset of approximately $8 million was also recorded in Other current assets, representing the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value attributable to Comcast’s agreement to defer its right to demand registration of the TWC Inc. stock Comcast holds. This asset will be amortized as a component of Operating Income over the six-month deferral period. If the Option is exercised, the Company would account for the transaction as the acquisition of a minority interest through the transfer of cable systems and a payment of $750 million in cash. A gain or loss would be recognized based on the difference between the fair value of the cable systems transferred to Comcast and the Company’s book basis in such systems. In addition, the Company would apply purchase accounting to the portion of the TWC Inc. interest indirectly acquired from Comcast. In December 2004, the Company revalued the written option at approximately $1 million and recorded the change in the value of the option in Other income, net.

Restructuring of TWE-Advance/Newhouse and Road Runner Partnerships

      Prior to August 1, 2002, TWE-A/N was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by Time Warner. The financial position and operating results of TWE-A/N were consolidated by Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of Time Warner and TWE as minority interest. In addition, prior to August 1, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (then a wholly owned subsidiary of Time Warner), TWE and TWE-A/N, with Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). Time Warner’s interest in Road Runner was accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse.

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

      As part of the restructuring of TWE-A/N, on the Debt Closing Date, Time Warner acquired Advance/Newhouse’s attributable interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. Time Warner paid approximately $85 million to Advance/Newhouse for its interest in Road Runner. The difference between the proportionate net assets acquired of $15 million and the consideration paid of $85 million was recognized as goodwill ($70 million). As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of Time Warner’s Cable segment. As permitted under U.S. generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

      In connection with the TWE-A/N restructuring, Time Warner recognized a noncash pretax gain of approximately $1.4 billion, which is offset by approximately $1.2 billion of minority interest expense, which were both recorded in discontinued operations in the accompanying consolidated statement of operations. The

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain was calculated as the difference between the fair value received in the restructuring (e.g., the Company’s increased economic interest in the TWE-A/N cable systems remaining under the management of the Company) and the carrying value surrendered (e.g., the carrying value of the Company’s interest in the Advance/Newhouse Systems). In order to determine fair value, in addition to internal analysis, the Company obtained an appraisal from an independent valuation firm. Of this gain, approximately $1.2 billion related to Comcast’s interest in the Advance/Newhouse Systems, which is held through the interest in TWE it acquired as part of the merger of the broadband businesses of Comcast and AT&T Corp. (“AT&T”). TWE is a consolidated subsidiary of the Company. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations. However, because this gain relates to Comcast’s interest in TWE-A/N, it is offset by an equal amount of minority interest expense, which is similarly included as part of discontinued operations. The remaining pretax gain of $188 million relates to Time Warner’s interest in TWE-A/N. The $188 million pretax gain primarily relates to Advance/Newhouse’s payment to Time Warner to effectively compensate Time Warner for certain adverse tax consequences incurred as a result of the restructuring. The payment was in the form of Advance/Newhouse assuming more than its pro rata share of TWE-A/N’s outstanding debt in the restructuring. The $188 million pretax gain related to Time Warner’s interest in TWE-A/N is significantly less than the approximate $1.2 billion gain related to Comcast’s interest in TWE-A/N, because the carrying value of Time Warner’s interest in TWE-A/N, including its interest in the Advance/Newhouse Systems, was recently adjusted to fair value as part of the purchase accounting for the America Online — Historic TW Merger. Exclusive of the gains associated with these transactions, the impact of the TWE-A/N restructuring on Time Warner’s consolidated net income is substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s historical one-third interest were reflected as minority interest expense. As stated previously, this historical minority interest expense is currently classified as part of the discontinued operations for all periods presented.

Cable Television System Joint Ventures

      On May 1, 2004, the Company completed the restructuring of two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), previously a 50-50 joint venture between Comcast and TWE serving approximately 295,000 basic video subscribers as of December 31, 2004, and Texas Cable Partners, L.P. (“TCP”), a previously 50-50 joint venture between Comcast and TWE-A/ N serving approximately 1.224 million basic video subscribers as of December 31, 2004. Prior to the restructuring, the Company accounted for its investment in these joint ventures using the equity method. Under the restructuring, KCCP was merged into TCP, which was renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership was owned 50% by Comcast and 50% collectively by TWE and TWE-A/ N. Since the net assets of the combined partnership were owned 50% by Time Warner Cable and 50% by Comcast both before and after the restructuring and there were no changes in the rights or economic interests of either party, the Company viewed the transaction as a non-substantive reorganization to be accounted for at book value, similar to the transfer of assets under common control. In February 2005, TWE’s interest in the combined partnership was contributed to TWE-A/N in exchange for preferred equity in TWE-A/N. TWC Inc. continues to account for its investment in the restructured joint venture using the equity method. Beginning any time after June 1, 2006, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City and southwest Texas systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the dissolution would own the remaining pool of systems and any debt associated with that pool.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

      The Company’s investments consist of equity-method investments, fair-value investments, including available-for-sale investments and cost-method investments. Time Warner’s investments, by category, consist of:

	December 31,

	2004	2003

	(millions)
Equity-method investments	$2,624	$2,486
Fair-value investments, including available-for-sale investments(a)	1,958	888
Cost-method investments(a)	121	396

Total	$4,703	$3,770

(a)	The fair value and carrying value of Time Warner’s fair-value and cost-method investments, including equity derivative instruments, was approximately $2.079 billion and $991 million, respectively, as of December 31, 2004, and $1.284 billion and $1.165 billion, respectively, as of December 31, 2003.

Equity-Method Investments

      Investments in companies in which Time Warner has the ability to exert significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when Time Warner owns between 20% and 50% of the investee. However, in certain circumstances, Time Warner’s ownership percentage exceeds 50% but the Company accounts for the investment using the equity method because the minority shareholders hold certain rights that allow them to participate in the day-to-day operations of the business.

      At December 31, 2004, investments accounted for using the equity method, and the ownership percentage held by Time Warner, primarily include the following: AOL Canada (80% owned), Time Warner Telecom Inc. (“Time Warner Telecom”) (44% owned), certain cable joint ventures (50% owned), Court TV (50% owned) and certain network and filmed entertainment joint ventures (generally 25-50% owned). A summary of combined financial information as reported by these equity investees of Time Warner is set forth below. In 2003, equity investee information was provided for AOLA, which was consolidated during 2004. In 2002, equity investee information was provided for Comedy Central, which was sold during 2003 and AOL Japan, which was consolidated in 2003 and subsequently sold during 2004.

	As of December 31,

	2004	2003

	(millions)
Current assets	$890	$1,038
Noncurrent assets	4,464	4,602

Total assets	5,354	5,640
Current liabilities	892	1,020
Noncurrent liabilities	3,435	3,520

Total liabilities	4,327	4,540
Total shareholders’ equity or partners’ capital	1,027	1,100

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

	(millions)
Revenues	$2,824	$2,864	$3,180
Operating income (loss)	335	195	(184)
Net income (loss)	34	(126)	(483)

      Time Warner has investments accounted for using the equity method of accounting that are publicly traded, including Time Warner Telecom. Based upon the respective closing share prices as of December 31, 2004, the value of Time Warner’s investment in Time Warner Telecom approximated $220 million. As of December 31, 2004, the Company’s investment in Time Warner Telecom had a carrying value of zero primarily due to impairments in previous years. The Company’s interest in other equity investees approximates the Company’s investment balance in that investee.

Fair-Value Investments, Including Available-for-Sale Investments

      Investments in companies in which Time Warner does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and resale restrictions of less than one year exist (“available-for-sale investments”). Also included within fair-value investments are equity derivatives and amounts related to the Company’s deferred compensation program. The deferred compensation program is an elective program whereby eligible employees may defer a portion of their annual compensation. A corresponding liability is included within current or noncurrent other liabilities as appropriate. The carrying value, unrealized gains, unrealized losses and fair market value of fair-value investments are set forth below.

	December 31,

	2004	2003

	(millions)
Carrying value of available-for-sale investments	$870	$769
Gross unrealized gain(a)(b)	1,089	120
Gross unrealized loss(b)	(1)	(1)

Fair-value investments, including available-for-sale securities	$1,958	$888

Deferred tax liability	$435	$47

(a)	Includes a gross unrealized gain of approximately $965 million related to Google. As of December 31, 2004, the Company owned 5.1 million shares of Google’s Class B common stock. As the Company does not consider its interest in Google to be a strategic investment, the total fair value of the Company’s interest of approximately $980 million is classified as an available-for-sale investment.
(b)	In 2004 and 2003, $25 million and $169 million, respectively, of unrealized gains were reclassified out of Accumulated other comprehensive income (loss), net due to investment sales based on specific identification.

Cost-Method Investments

      Investments in companies that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. The Company’s cost-method investments typically include investments in start-up companies and investment funds. The Company uses available qualitative and quantitative information to evaluate all cost-method investment impairments at least annually. No single investment individually or in the aggregate is considered significant for the periods presented.

2004 Transactions

      In 2004, the Company recognized gains from the sales of certain investments of $453 million, including a $44 million gain related to the sale of the Company’s interest in Gateway, Inc. (“Gateway”), a $188 million gain related to the sale of a portion of the Company’s interest in Google and a $113 million gain related to the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale of the Company’s interest in VIVA Media AG (“VIVA”) and VIVA Plus. The Company also recorded a $50 million fair value adjustment related to the Company’s option in WMG (Note 4).

2003 Transactions

      In 2003, the Company recognized gains from the sales of certain investments of $797 million, including a $513 million gain from the sale of the Company’s interest in Comedy Central, a $52 million gain from the sale of the Company’s interest in chinadotcom, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and gains of $66 million on the sale of the Company’s equity interest in certain international theater chains not previously consolidated.

2002 Transactions

      In 2002, the Company recognized gains from the sale of certain investments of $124 million, including a $59 million gain from the sale of a portion of the Company’s interest in Columbia House and a $31 million gain from the redemption of shares in TiVo Inc. (“TiVo”).

Equity Derivatives and Investment Write-Downs

      If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such an evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criterion”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criterion”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances in which impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., there is a plan to sell the security in the near term and the fair value is below the Company’s cost basis).

      For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the investment. This list is not exhaustive, and management weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred.

      For the year ended December 31, 2004, noncash charges to reflect other-than-temporary declines in the Company’s investments were $29 million. These amounts consisted of $15 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $14 million of losses related to market fluctuations in equity derivative instruments.

      For the year ended December 31, 2003, noncash charges to reflect other-than-temporary declines in the Company’s investments were $204 million. These amounts consisted of $212 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $8 million of gains related to market fluctuations in equity derivative instruments. Included in the 2003

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges were a writedown of $77 million related to the Company’s equity interest in AOL Japan and a $71 million writedown related to the Company’s equity interest in n-tv KG (“NTV-Germany”).

      For the year ended December 31, 2002, noncash charges to reflect other-than-temporary declines in the Company’s investments were $2.199 billion. These amounts consisted of $2.212 billion to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $13 million of gains related to market fluctuations in equity derivative instruments. Included in the $2.212 billion charge relating to other-than-temporary declines in value were noncash charges to reduce the carrying value of the Company’s investments in Time Warner Telecom by $796 million, Hughes by $505 million, Gateway by $140 million, AOLA by $131 million and certain unconsolidated cable television system joint ventures by $420 million.

      The portion of the above charges relating to publicly traded securities (including equity derivative instruments) was $18 million in 2004, $75 million in 2003 and $1.728 billion in 2002. Equity derivative gains (losses) and writedowns are included as a component of Other income (expense), net, in the accompanying consolidated statement of operations.

      While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience declines in value.

8.	MICROSOFT SETTLEMENT

      On January 22, 2002, Netscape Communications Corporation (“Netscape”), a subsidiary of America Online, sued Microsoft Corporation (“Microsoft”) in the U.S. District Court for the District of Columbia for antitrust violations under Sections 1 and 2 of the Sherman Act, as well as for other common law violations.

      On May 29, 2003, Microsoft and Time Warner announced an agreement to settle the pending litigation between Microsoft and Netscape and to collaborate on long-term digital media initiatives that will accelerate the adoption of digital content (the “Microsoft Settlement”). As part of the settlement, Microsoft agreed to pay $750 million to Time Warner and Time Warner agreed to release Microsoft from the Netscape action and related antitrust claims. In addition, Microsoft agreed to a variety of steps designed to ensure that Microsoft and AOL products work better with each other, including giving AOL the same access to early builds of the Microsoft Windows operating system that Microsoft affords to other third parties, as well as providing AOL with seven years of dedicated support by Microsoft engineers who have access to Windows source code, to help AOL with compatibility and other engineering efforts. The digital media initiative also established a long-term, non-exclusive license agreement allowing Time Warner the right, but not the obligation, to use Microsoft’s entire Windows Media 9 Series digital media platform, as well as successor Microsoft digital rights management software. Microsoft also agreed to provide AOL with a new distribution channel for its software to certain PC users worldwide. Finally, as part of this settlement, Microsoft agreed to release Time Warner from the obligation to reimburse Microsoft’s attorneys’ fees in connection with an arbitration ruling under a 1996 distribution agreement.

      In determining the gain recognized in connection with the Microsoft Settlement, the Company evaluated the fair value of all elements received in addition to the cash payment of $750 million. The Company has estimated the value of the aggregated noncash elements received in connection with the Microsoft Settlement at approximately $10 million. Accordingly, the total gain recognized by Time Warner as a result of the Microsoft Settlement is approximately $760 million, which is included in Other income (expense), net, in the Company’s consolidated statement of operations for the year ended December 31, 2003.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INVENTORIES AND FILM COSTS

      Inventories and film costs consist of:

	December 31,

	2004	2003

	(millions)
Programming costs, less amortization	$2,599	$2,348
Videocassettes, DVDs, books, paper and other merchandise	522	368
Film costs — Theatrical:
Released, less amortization	893	918
Completed and not released	60	118
In production	843	904
Development and pre-production	51	104
Film costs — Television:
Released, less amortization	493	475
Completed and not released	191	270
In production	494	340
Development and pre-production	6	10

Total inventories and film costs(a)	6,152	5,855
Less: current portion of inventory(b)	(1,737)	(1,390)

Total noncurrent inventories and film costs	$4,415	$4,465

(a)	Does not include $3.137 billion and $3.361 billion of net film library costs as of December 31, 2004 and December 31, 2003, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet (Note 2).
(b)	Current inventory as of December 31, 2004 and December 31, 2003, is comprised of programming inventory at the Networks segment ($1.215 billion and $1.022 billion, respectively), books, magazines, paper and other merchandise at the Publishing segment ($199 million and $196 million, respectively), videocassettes, DVDs and laservision discs at the Filmed Entertainment segment ($318 million and $167 million, respectively) and general merchandise at the AOL segment ($5 million and $5 million, respectively).

    Approximately 87% of unamortized film costs for released films are expected to be amortized within three years. Approximately $1.1 billion of the costs of released and completed and not released films are expected to be amortized during the next twelve months.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Long-term debt consists of:

	Weighted Average				2004	Outstanding Debt
	Interest Rate at		2004		Unused	at December 31,
	December 31,		Committed	Letters of	Committed
	2004	Maturities	Capacity	Credit(a)	Capacity	2004	2003

	(millions)
Cash and equivalents			$6,139	$—	$6,139
Bank credit agreement debt and commercial paper programs(b)	2.47%	2009	11,000	351	9,126	$1,523	$2,575
Fixed-rate public debt (b)	7.20%	2005-2036	20,393	—	—	20,393	22,485
Other fixed-rate obligations(c)	8.00%	—	459	—	—	459	685

Total			37,991	351	15,265	22,375	25,745
Debt due within one year (d)			(1,672)	—	—	(1,672)	(2,287)

Total			$36,319	$351	$15,265	$20,703	$23,458

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	The bank credit agreements, commercial paper programs and fixed-rate public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 12 years.
(c)	Includes obligations under capital leases.
(d)	Debt due within one year for 2004 primarily relates to $1 billion of 5.625% Notes due May 2005 and $500 million of 7.75% Notes due June 2005.

Bank Credit Agreements and Commercial Paper Programs

Time Warner Credit Agreement

      Time Warner has a $7.0 billion senior unsecured five-year revolving credit facility with a maturity date of June 30, 2009 (the “TW Facility”). The permitted borrowers under the TW Facility are Time Warner and Time Warner Finance Ireland (the “Borrowers”). The obligations of both Time Warner and Time Warner Finance Ireland are directly or indirectly guaranteed by America Online, Historic TW, Turner and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are also guaranteed by Time Warner.

      Borrowings under the TW Facility bear interest at a rate determined by the credit rating of Time Warner, which rate is currently LIBOR plus 0.39%. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the TW Facility at a rate determined by the credit rating of Time Warner, which rate is currently 0.11% per annum. The Borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the TW Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

      The TW Facility provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The TW Facility contains a maximum leverage ratio covenant of 4.5 times consolidated EBITDA of Time Warner and an interest coverage covenant of 2.0 times consolidated cash interest expense of Time Warner. Each of these terms, ratios and related financial metrics is defined in the agreement. At December 31, 2004, the Company was in compliance with all of these covenants, with a leverage ratio and interest coverage ratio, as calculated in accordance with the agreement, of approximately 1.8 times and 5.5 times, respectively. The TW Facility does not contain any credit ratings-based defaults or covenants, or any ongoing covenant or representations

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes, and unused credit is available to support borrowings under commercial paper programs. As of December 31, 2004, there were no loans outstanding and $351 million in outstanding face amount of letters of credit were issued under the TW Facility.

TWC Inc. and TWE Credit Agreement

      TWC Inc. and TWE have a $4.0 billion senior unsecured five-year revolving credit facility with a maturity date of November 23, 2009 (the “Cable Facility”). TWC Inc. and TWE have cross-guaranteed their respective obligations under the Cable Facility, and Warner Communications Inc. and American Television and Communications Corporation (both indirect wholly-owned subsidiaries of Time Warner but not subsidiaries of TWC Inc.) have each guaranteed a pro-rata portion of TWE’s obligations under the Cable Facility (including TWE’s obligations under its guarantee of TWC Inc.’s obligations). There are generally no restrictions on the ability of Warner Communications Inc. and American Television and Communications Corporation to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors.

      Borrowings under the Cable Facility bear interest at a rate based on the credit rating of TWC Inc., which rate is currently LIBOR plus 0.39%. In addition, the borrowers are required to pay a facility fee on the aggregate commitments under the Cable Facility at a rate determined by the credit rating of TWC Inc., which rate is currently 0.11% per annum. The borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

      The Cable Facility provides same-day funding capability and a portion of the commitment, not to exceed $300 million at any time, may be used for the issuance of letters of credit. The Cable Facility contains a maximum leverage ratio covenant of 5.0 times consolidated EBITDA of TWC Inc. and an interest coverage covenant of 2.0 times consolidated cash interest expense of TWC Inc. Each of these terms, ratios and related financial metrics is defined in the agreement. At December 31, 2004, TWC Inc. was in compliance with all of these covenants, with a leverage ratio and interest coverage ratio, as calculated in accordance with the agreement, of approximately 1.4 times and 6.7 times, respectively. The Cable Facility does not contain any credit ratings-based defaults or covenants, or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner, TWC Inc. or TWE. Borrowings may be used for general corporate purposes and unused credit is available to support borrowings under commercial paper programs. As of December 31, 2004, there were no loans or letters of credit outstanding, and approximately $1.523 billion of commercial paper was supported by the Cable Facility.

Commercial Paper Programs

      Time Warner maintains a $5.0 billion unsecured commercial paper program. Included as part of the $5.0 billion commercial paper program is a $2.0 billion European commercial paper program under which Time Warner and Time Warner Finance Ireland can issue European commercial paper. The obligations of both Time Warner and Time Warner Finance Ireland are directly and indirectly guaranteed by America Online, Historic TW, Turner and Time Warner Companies, Inc. The obligations of Time Warner Finance Ireland are also guaranteed by Time Warner. Proceeds from the commercial paper program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper borrowings at Time Warner and Time Warner Finance Ireland are supported by the unused committed capacity of the $7.0 billion TW Facility. As of December 31, 2004, there was no commercial paper outstanding under the Time Warner commercial paper programs.

      In the second quarter of 2004, TWC Inc. established a $2.0 billion unsecured commercial paper program. TWE continues to maintain its own $1.5 billion unsecured commercial paper program, although the combined

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total of the unsecured notes outstanding at any time under these commercial paper programs (the “Notes”) may not exceed $3.0 billion. Commercial paper borrowings at TWC Inc. and TWE are supported by the unused committed capacity of the $4.0 billion Cable Facility. TWC Inc. is a guarantor of Notes issued by TWE, and TWE is a guarantor of Notes issued by TWC Inc. In addition, Warner Communications Inc. and American Television and Communications Corporation (each indirect wholly-owned subsidiaries of the Company, but not subsidiaries of TWC Inc. or TWE) have each guaranteed a pro-rata portion of the obligations under the Notes, although there are generally no restrictions on the ability of Warner Communications Inc. and American Television and Communications Corporation to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors. The Notes rank pari passu with TWC Inc.’s and TWE’s other unsecured senior indebtedness. As of December 31, 2004, there were approximately $1.523 billion of Notes outstanding under the TWC Inc. and TWE commercial paper programs.

TWE Bond Indenture

      On November 1, 2004, TWE, TWC Inc., certain other affiliates of the Company, and the Bank of New York, as Trustee, entered into the Ninth Supplemental Indenture to the Indenture governing approximately $3.2 billion of notes issued by TWE (the “TWE bonds”). As a result of this supplemental indenture, Time Warner NY Cable Inc., a subsidiary of TWC Inc. and a general partner of TWE, assumed certain statutorily imposed liabilities with respect to the TWE bonds.

New Line Film Financing Facility

      During 2003, the Company’s film financing facility for New Line Cinema matured and was not renewed. This facility had provided for borrowings of up to approximately $400 million.

Fixed-Rate Public Debt

Convertible Notes

      During December 1999, America Online sold $2.3 billion principal at maturity of Zero-Coupon Convertible Subordinated Notes due December 6, 2019 (the “Zero-Coupon Notes”), and received net proceeds of approximately $1.2 billion. The Zero-Coupon Notes had a 3% yield to maturity and were convertible into Time Warner’s common stock at a conversion rate of 5.8338 shares of common stock for each $1,000 principal amount at maturity of the Zero-Coupon Notes (equivalent to a conversion price of $94.4938 per share based on the initial offering price of the Zero-Coupon Notes). During 2004 and 2003, the Company purchased on the open market and retired $219 million and $194 million, respectively, of the face value of these securities. Also, in December 2004, the Company redeemed the remaining Zero-Coupon Notes (other than a small amount of the Zero-Coupon Notes that were exchanged for a nominal amount of common shares), having a face value of approximately $1.9 billion, for approximately $1.2 billion in cash.

Other Publicly Issued Debt

      Time Warner and certain of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding debt issues ranged from three to 40 years and the interest rates ranged from 5.625% to 10.15%. At December 31, 2004 and December 31, 2003, the total debt outstanding from these offerings was $20.393 billion and $21.160 billion, respectively.

Capital Leases

      The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations totaled $622 million and $573 million as of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004 and 2003, respectively. Related accumulated amortization totaled $396 million and $237 million as of December 31, 2004 and 2003, respectively.

      Future minimum capital lease payments at December 31, 2004 are as follows (millions):

2005	$125
2006	58
2007	17
2008	2
2009	1
Thereafter	10

Total	213
Amount representing interest	(12)

Present value of minimum lease payments	201
Current portion	(119)

Total long-term portion	$82

Interest Expense and Maturities

      Interest expense amounted to $1.754 billion in 2004, $1.926 billion in 2003 and $1.870 billion in 2002. The weighted average interest rate on Time Warner’s total debt was 6.88% at December 31, 2004, and 6.42% at December 31, 2003; and approximately 6% and 5% for short-term debt at December 31, 2004 and December 31, 2003, respectively. The Company recognized interest income of $221 million in 2004, $192 million in 2003 and $246 million in 2002.

      Annual repayments of long-term debt for the five years subsequent to December 31, 2004 consist of $1.682 billion due in 2005, $1.626 billion due in 2006, $1.621 billion due in 2007, $856 million due in 2008, $1.535 billion due in 2009 and $15.037 billion thereafter.

Fair Value of Debt

      Based on the level of interest rates prevailing at December 31, 2004, the fair value of Time Warner’s fixed-rate debt exceeded its carrying value by $3.007 billion. At December 31, 2003, the fair value of fixed-rate debt exceeded the carrying value by $2.705 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Other Financing Arrangements

      From time to time, the Company enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities that provide for the accelerated receipt of cash on certain accounts receivable and film backlog licensing contracts. The Company employs these arrangements because they provide a cost-efficient form of financing, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. These arrangements do not contain any rating-based defaults or covenants. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet accounting treatment.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Securitization Facilities

      Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of up to $805 million of cash on available accounts receivable. As of December 31, 2004, Time Warner had unused capacity under these facilities of $97 million, representing the amount of cash that could be generated through the sale of additional qualifying accounts receivable. In connection with each of these securitization facilities, Time Warner sells, on a revolving and nonrecourse basis, a percentage ownership interest in certain of its accounts receivable (“Pooled Receivables”) through a SPE to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as sales in accordance with FAS 140, because the Company has relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

      As proceeds for the accounts receivable sold to the SPE, Time Warner receives cash, which there is no obligation to repay, and an interest-bearing retained interest, which is included in receivables on the accompanying consolidated balance sheet. In addition, Time Warner services the Pooled Receivables on behalf of the SPE. Income received by Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The retained interest, which has been adjusted to reflect the portion that is not expected to be collectible, bears an interest rate that varies with the prevailing market interest rates. The retained interest may become uncollectible to the extent that the SPE has credit losses and operating expenses. For this reason and because the accounts receivable underlying the retained ownership interest sold to the SPE are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both December 31, 2004 and December 31, 2003. The retained interest related to the sale of Pooled Receivables to a SPE is reflected in receivables on the Company’s consolidated balance sheet, and was $1.084 billion at December 31, 2004 and $839 million at December 31, 2003. Net proceeds repaid under Time Warner’s accounts receivable securitization programs were $151 million in 2004 and $204 million in 2003.

      On December 3, 2004, the securitization program for publishing advertising receivables was terminated. Prior to termination, the facility had $200 million of available capacity.

Backlog Securitization Facility

      Time Warner also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date (“Backlog Contracts”). In connection with this securitization facility, Time Warner sells, on a revolving basis without credit recourse, an undivided interest in the Backlog Contract receivables to multi-seller third-party commercial paper conduits. The Company is not the primary beneficiary with regard to these commercial paper conduits and accordingly does not consolidate their operations. As of December 31, 2004, Time Warner had approximately $52 million of unused capacity under this facility.

      Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that has already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenue in long-term liabilities in the accompanying consolidated balance sheet. The amount of deferred revenue, net of required reserves, reflected on Time Warner’s accompanying consolidated balance sheet related to the backlog securitization facility was $437 million and $491 million at December 31, 2004 and December 31, 2003, respectively. Total filmed entertainment backlog contracts outstanding were approximately $3.7 billion at December 31, 2004 and $3.9 billion at December 31, 2003.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Film Sale-Leaseback Arrangements

      From time to time the Company has entered into arrangements where certain film assets are sold to third-party investors that generate tax benefits to the investors that are not otherwise available to the Company. The forms of these transactions differ, but it is generally that of a sale-leaseback arrangement with a third-party SPE. Such SPEs are capitalized with approximately $3.7 billion of debt and equity from the third-party investors. The Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs but does have a performance guarantee to produce such films. Accordingly, the Company does not consolidate these SPEs. Instead, the Company accounts for these arrangements based on their substance. That is, the net benefit paid to the Company from these transactions is recorded as a reduction of film costs. These transactions resulted in reductions of film costs totaling $177 million, $80 million and $60 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      Once executed, the sale-leaseback arrangement obligates the Company to deliver a completed film to the SPE. As of December 31, 2004, the Company is obligated (based on current production budgets) to spend approximately $440 million to complete films covered by these arrangements.

Covenants and Rating Triggers

      Each of the Company’s bank credit agreements, public debt and financing arrangements with SPEs contain customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the public debt beyond any grace period constitutes a default which can require immediate payment of the outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event, which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the bank credit agreements and facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease. There are no rating-based defaults or covenants in the credit agreements, public debt or financing arrangements with SPEs.

      As of December 31, 2004, and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty in the foreseeable future complying with the existing covenants.

11.	INCOME TAXES

      Domestic and foreign income (loss) before income taxes, discontinued operations and cumulative effect of accounting change is as follows:

	Years Ended December 31,

	2004	2003	2002

		(restated)	(restated)

	(millions)
Domestic	$4,517	$4,393	$(41,431)
Foreign	390	123	(226)

Total	$4,907	$4,516	$(41,657)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Current and deferred income taxes (tax benefits) provided are as follows:

	Years Ended December 31,

	2004	2003	2002

		(restated)	(restated)

	(millions)
Federal:
Current(a)	$191	$(6)	$249
Deferred	1,030	824	(229)
Foreign:
Current(b)	206	286	176
Deferred	35	(4)	18
State and Local:
Current(a)	147	121	168
Deferred	89	149	(69)

Total	$1,698	$1,370	$313

(a)	Excludes federal, state and local tax benefits of $222 million in 2004, $162 million in 2003 and $265 million in 2002 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital except for $25 million in 2004, which was credited to goodwill.
(b)	Includes foreign withholding taxes of $149 million in 2004, $150 million in 2003 and $124 million in 2002.

    In addition, the Company recorded an income tax benefit on discontinued operations in 2004, 2003 and 2002 of $123 million, $72 million and $196 million, respectively. The effective tax rate on discontinued operations differs from the statutory rate due primarily to adjustments to the initial estimates of the assets sold to, and liabilities assumed by, the acquirers in the music transactions and to the resolution of various tax matters surrounding the music business dispositions in 2004, to foreign income taxed at different rates and state and local income taxes in 2003, and to non-deductible goodwill impairment in 2002.

      The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Years Ended December 31,

	2004	2003	2002

		(restated)	(restated)

	(millions)
Taxes on income at U.S. federal statutory rate	$1,718	$1,581	$(14,580)
State and local taxes, net of federal tax benefits	174	222	65
Nondeductible goodwill amortization and impairments	—	8	14,879
Legal reserves related to the government investigations	126	—	—
Other nondeductible expenses	10	23	14
Foreign income taxed at different rates, net of U.S. foreign tax credits (including benefits associated with certain foreign source income, i.e. extraterritorial income exclusion)	(156)	(68)	(25)
Capital loss utilization	(110)	(450)	—
Other	(64)	54	(40)

Total	$1,698	$1,370	$313

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of Time Warner’s net deferred tax liabilities are as follows:

	December 31,

	2004	2003

		(restated)

	(millions)
Assets acquired in business combinations	$15,344	$15,738
Depreciation and amortization	2,293	1,761
Unrealized appreciation of certain marketable securities	466	78
Unremitted earnings of foreign subsidiaries	47	26
Other	1,139	794

Deferred tax liabilities	19,289	18,397
Tax attribute carryforwards	4,191	5,795
Accrued liabilities	40	95
Receivable allowances and return reserves	364	365
Investments	1,037	1,094
Other	811	684
Valuation allowance(a)	(2,097)	(2,291)

Deferred tax assets	4,346	5,742

Net deferred tax liability(b)	$14,943	$12,655

(a)	The Company has recorded valuation allowances for certain tax attributes. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets. Tax attributes and related valuation allowances of approximately $1.5 billion were recorded through additional paid-in-capital and goodwill. Therefore, if in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed against additional paid-in-capital and goodwill.
(b)	The deferred tax liability balance at December 31, 2004 increased during the year due primarily to deferred tax liabilities recorded as part of the current year tax provision and deferred tax liabilities recorded in connection with unrealized appreciation of certain marketable securities.

    U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.2 billion at December 31, 2004. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable. On October 22, 2004, the American Jobs Creation Act was signed into law and provided a special one-time deduction of 85% of certain foreign earnings that are repatriated. The Company is currently in the process of evaluating the impact of the repatriation provision but is unable to reasonably estimate the income tax effects at this time. The Company expects to complete its evaluation after pending Congressional and Treasury guidance is published.

      U.S. federal tax attribute carryforwards at December 31, 2004, consist primarily of $6.9 billion of net operating losses, $607 million of capital losses and $166 million of alternative minimum tax credits. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. If the net operating losses are not utilized, they expire in varying amounts, starting in 2018 and continuing through 2021. The capital losses expire in 2008 and the alternative minimum tax credits do not expire.

      In the normal course of business, the Company takes positions on its tax returns that may be challenged by domestic and foreign taxing authorities. Certain of these tax positions arise in the context of transactions involving the purchase, sale or exchange of businesses or assets. All such transactions are subject to substantial tax due diligence and planning, in which the underlying form, substance and structure of the transaction is evaluated. Although the Company believes it has support for the positions taken on its tax return, the Company has recorded a liability for its best estimate of the probable loss on certain of these transactions. This

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability is included in other long term liabilities. The Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results.

12.	PREFERRED SECURITIES

Mandatorily Redeemable Preferred Securities

      In February 2002, the Company purchased all of the 2,082,231 preferred securities issued by AOL Europe with a liquidation preference of $215 million for $255 million in cash, including accumulated dividends. In April 2003, the Company purchased all of the remaining 725,000 outstanding shares of redeemable preferred securities of AOL Europe with a liquidation preference of $725 million for $813 million in cash including accumulated dividends.

Mandatorily Convertible Preferred Stock

      The Company has outstanding one share of its Series A mandatorily convertible preferred stock, par value $0.10 per share (the “Series A Preferred Stock”), held by a trust for the benefit of Comcast, that was issued on March 31, 2003, as part of the TWE Restructuring. The Series A Preferred Stock is not entitled to receive a dividend, has a liquidation preference of $0.10 per share and, after payment of the liquidation preference, would participate on a pro rata basis with the common stock in the event of a liquidation of the Company. The holder of the Series A Preferred Stock is entitled to vote on all matters submitted to shareholders of the Company and votes with the holders of common stock as a class, with the Series A Preferred Stock having a number of votes equal to 134,245,006 shares of common stock. Upon conversion, the Series A Preferred Stock will be converted into shares of the Company’s common stock having a value equal to $1.5 billion, based on the value of the Company’s common stock at the time of conversion, up to a maximum of 225,056,264 shares. The Series A Preferred Stock will be converted upon the earliest to occur of (i) the date a registration statement providing for the resale of the shares of common stock received on conversion is declared effective, (ii) the occurrence of specified events such as a merger of the Company or (iii) the second anniversary of the closing of the TWE Restructuring, i.e., on March 31, 2005. As of December 31, 2004, the Series A Preferred Stock would be converted into 77,120,823 shares of common stock of the Company.

13.	SHAREHOLDERS’ EQUITY

Shares Authorized and Outstanding

      At December 31, 2004, shareholders’ equity of Time Warner included 105.7 million shares of Series LMCN-V common stock and 4.483 billion shares of common stock (net of approximately 81 million shares of common stock in treasury). As of December 31, 2004, Time Warner was authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Of the preferred stock authorization, one share of Series A Preferred Stock has been authorized and issued in connection with the TWE Restructuring. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met. During 2004, 65.5 million shares of LMCN-V common stock were converted into common stock.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program

      In 2002, the Company concluded a common stock repurchase program. During 2002, the Company repurchased approximately 3.6 million shares at a total cost of $102 million. The Company currently does not have a stock repurchase program.

Dilutive Securities

      Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 704 million shares of the Company’s common stock at December 31, 2004, 747 million shares of the Company’s common stock at December 31, 2003 and 671 million shares at December 31, 2002.

Paid-in-Capital

      During 2002, prior to the purchase of its interest in TWE by Comcast, AT&T exercised an option to increase its ownership in certain capital accounts of TWE by approximately 2.13%. Time Warner’s corresponding interests in TWE decreased by the same amount. In accordance with the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” Time Warner reflected the pretax impact of the dilution of its interest in TWE of approximately $690 million as an adjustment to paid-in-capital.

14.	STOCK-BASED COMPENSATION PLANS

Stock Option Plans

      The Company has various stock option plans under which it may grant options to purchase Time Warner common stock to employees of Time Warner and its subsidiaries. Such options have been granted to employees of Time Warner and its subsidiaries with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally is not recognized for these stock option plans. Generally, the options become exercisable ratably, over a four-year vesting period, and expire ten years from the date of grant.

      For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: dividend yields of 0% in all periods; expected volatility of 34.9%, 53.9% and 52.9%, respectively; risk-free interest rates of 3.07%, 2.56% and 4.12%, respectively; and expected terms to exercise of 1.10 years after vesting for 2004, ..61 years after vesting for 2003 and .47 years after vesting for 2002. In 2004, the Company evaluated expected volatility and used an average of historic and implied volatilities to better reflect future volatility for stock option grants over the expected terms. Expected volatility in 2003 and 2002 was based on historic volatilities. The weighted-average fair value of an option granted during the year was $5.12 ($3.07, net of taxes), $4.15 ($2.49, net of taxes) and $9.65 ($5.79, net of taxes) for the years ended December 31, 2004, 2003 and 2002, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity under all plans is as follows:

	Thousands of	Weighted-Average
	Shares	Exercise Price

Balance at December 31, 2001	627,315	$31.88
2002 Activity:
Options exchanged for outstanding AOL Europe options	8,780	40.80
Granted	115,033	25.22
Exercised	(49,786)	6.31
Cancelled	(43,902)	44.76

Balance at December 31, 2002	657,440	31.91
2003 Activity:
Granted	96,867	10.91
Exercised	(53,697)	6.96
Cancelled	(50,008)	36.67

Balance at December 31, 2003	650,602	30.48
2004 Activity:
Granted	70,839	17.27
Exercised	(49,414)	7.14
Cancelled	(53,029)	35.45

Balance at December 31, 2004	618,998	30.41

	December 31,

	2004	2003	2002

	(thousands)
Exercisable	421,576	409,533	403,629
Available for future grants	159,921	220,611	118,193

      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
	Outstanding	Life (in	Exercise	Exercisable as	Exercise
Range of Exercise Prices	as of 12/31/04	Years)	Price	of 12/31/04	Price

	(thousands)			(thousands)
Under $10.00	34,643	2.27	$4.32	34,452	$4.33
$10.01 to $15.00	135,225	5.61	11.45	78,853	12.08
$15.01 to $20.00	89,209	8.15	17.13	15,578	16.81
$20.01 to $30.00	95,795	6.23	25.82	61,836	25.42
$30.01 to $45.00	40,822	5.63	38.03	34,368	38.26
$45.01 to $50.00	148,020	5.65	48.06	125,110	48.02
$50.01 to $60.00	59,930	5.44	56.79	57,964	56.87
$60.01 to $90.00	15,277	5.57	68.43	13,338	68.59
$90.01 and above	77	4.96	97.38	77	97.38

Total	618,998	5.88 years	30.41	421,576	34.34

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For options exercised by employees of TWC Inc. and its subsidiaries, Time Warner is reimbursed by TWC Inc. and its subsidiaries for the amount by which the market value of Time Warner common stock exceeds the exercise price on the exercise date. There were 48.4 million options held by employees of TWC Inc. and its subsidiaries at December 31, 2004, 25.9 million of which were exercisable.

Restricted Stock Plans

      Time Warner also has various restricted stock plans for employees and non-employee directors of the Board. Under these plans, shares of common stock are granted which do not vest until the end of a restriction period, generally in installments over three to five years or in one installment between three to five years after grant. During 2004, Time Warner issued approximately 2.1 million shares of restricted stock at a weighted-average fair value of $17.27. During 2003, Time Warner issued approximately 4.4 million shares of restricted stock at a weighted-average fair value of $12.32. The Company did not issue restricted stock in 2002.

15.	BENEFIT PLANS

      Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees, and to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. A summary of activity for Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligations — Defined Benefit Plans

	Domestic		International

	December 31,		December 31,

	2004	2003	2004	2003

	(millions)		(millions)
Change in benefit obligations
Projected benefit obligation, beginning of year	$2,355	$2,014	$517	$409
Service cost	119	106	22	21
Interest cost	156	144	31	26
Actuarial loss	205	244	51	27
Benefits paid	(146)	(104)	(6)	(2)
Amendments to plan provisions	—	1	—	—
Settlements and curtailments	—	(50)	—	(5)
Foreign currency exchange rates	—	—	39	41

Projected benefit obligation, end of year	$2,689	$2,355	$654	$517

Accumulated benefit obligation	$2,356	$2,060	$600	$458

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets — Defined Benefit Plans

	Domestic		International

	December 31,		December 31,

	2004	2003	2004	2003

	(millions)		(millions)
Change in plan assets
Fair value of plan assets, beginning of year	$2,188	$1,244	$447	$287
Actual return on plan assets	242	405	52	49
Employer contributions	358	648	45	84
Benefits paid	(146)	(104)	(6)	(2)
Settlements and curtailments	—	(5)	—	—
Foreign currency exchange rates	—	—	33	29

Fair value of plan assets, end of year	$2,642	$2,188	$571	$447

Funded Status

	Domestic		International

	December 31,		December 31,

	2004	2003	2004	2003

	(millions)		(millions)
End of year
Fair value of plan assets	$2,642	$2,188	$571	$447
Benefit obligations	2,689	2,355	654	517

Funded status	(47)	(167)	(83)	(70)
Unrecognized net actuarial loss	750	665	137	104
Unrecognized prior service cost	30	34	—	—

Net amount recognized	$733	$532	$54	$34

      Amounts recognized in the consolidated balance sheet consist of:

	Domestic		International

	December 31,		December 31,

	2004	2003	2004	2003

	(millions)		(millions)
Prepaid benefit cost	$921	$709	$67	$48
Accrued benefit cost	(279)	(254)	(62)	(31)
Intangible assets	18	22	—	—
Accumulated other comprehensive income	73	55	49	17

Net amount recognized	$733	$532	$54	$34

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in the change in benefit obligation table previously provided are projected benefit obligations and accumulated benefit obligations for domestic unfunded defined benefit pension plans:

	Domestic

	December 31,

	2004	2003

	(millions)
Projected benefit obligation	$263	$244
Accumulated benefit obligation	$279	$254

      For the domestic plans, as of December 31, 2004 and 2003, plan assets exceeded accumulated benefit obligations in the funded pension plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for international funded pension plans with accumulated benefit obligation in excess of plan assets was $244 million, $232 million, and $192 million, respectively, for the year ended December 31, 2004 and $339 million, $299 million, and $279 million, respectively, for the year ended December 31, 2003.

	Domestic			International

	December 31,			December 31,

	2004	2003	2002	2004	2003	2002

	(millions)			(millions)
Components of Net Periodic Costs
Service cost	$119	$106	$78	$22	$21	$20
Interest cost	156	144	127	31	26	19
Expected return on plan assets	(173)	(122)	(127)	(36)	(23)	(22)
Amortization of prior service cost	4	4	1	—	—	—
Amortization of net (gain) loss	50	70	15	6	5	—

Net periodic benefit costs	$156	$202	$94	$23	$29	$17

      In addition, certain domestic employees of the Company participate in multi-employer pension plans, not included in the net periodic cost above, as to which the expense amounted to $54 million in 2004, $52 million in 2003 and $47 million in 2002.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,

	Domestic			International

	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	6.25%	6.75%	5.35%	5.50%	5.65%
Rate of compensation increase	4.50%	4.50%	4.50%	3.90%	3.80%	3.70%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,

	Domestic			International

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.50%	5.50%	5.65%	5.85%
Expected long-term return on plan assets	8.00%	8.00%	9.00%	7.25%	7.55%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%	3.80%	3.70%	3.95%

      For domestic plans, the discount rate was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation. The discount rate for international

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans was determined by comparison against country-specific Aa Corporate Indices, adjusted for duration of the obligation. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return for domestic plans is based on an asset allocation assumption of 75% equities and 25% fixed-income securities. A similar approach has been utilized in selecting the expected long-term rate of return for plans covering international employees. The expected rate of return for each plan is based upon its expected asset allocation.

Plan Assets

      Time Warner’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

	Domestic		International
	December 31,		December 31,

	2004	2003	2004	2003

	(millions)		(millions)
Equity securities	75%	76%	72%	73%
Debt securities	25%	24%	28%	27%

Total	100%	100%	100%	100%

      The Company’s investment strategy for its domestic pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The Company’s practice is to conduct a strategic review of its asset allocation strategy every five years. The Company’s current broad strategic targets are to have a pension asset portfolio comprising 75% equity securities and 25% fixed-income securities. A portion of the fixed-income allocation is reserved in short-term cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed to achieve optimal diversity. The Company’s fixed-income portfolio is investment-grade in the aggregate. The Company does not manage any assets internally, does not have any passive investments in index funds and does not utilize hedging, futures or derivative instruments.

      The domestic pension plan assets include 4.4 million shares of Time Warner common stock in the amount of $86 million (3% of total plan assets) at December 31, 2004, and 4.4 million shares in the amount of $80 million (4% of total plan assets) at December 31, 2003.

Expected cash flows

      After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At December 31, 2004, there were no minimum required contributions for domestic funded plans and no discretionary or noncash contributions are currently planned. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2005 is approximately $16 million. In addition, the Company expects to fund an additional $16 million in connection with international plans in 2005.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	Domestic	International

Expected benefit payments:
2005	$90	$10
2006	95	10
2007	104	11
2008	109	12
2009	115	14
2010 — 2014	689	99

Defined contribution plans

      Time Warner has certain domestic defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $134 million in 2004, $130 million in 2003 and $113 million in 2002. The Company’s contributions to the savings plans are based upon a percentage of the employees’ elected contributions and are subject to plan provisions.

Other postretirement benefit plans

      Time Warner also sponsors several unfunded other domestic postretirement benefit plans covering certain retirees and their dependents. Included in other long-term liabilities in the consolidated balance sheet are $173 million for the years ended December 31, 2004 and 2003, related to these plans. In addition, the Company recognized expense of $17 million, $19 million and $15 million related to these plans for the years ended December 31, 2004, 2003 and 2002, respectively.

16.	DERIVATIVE INSTRUMENTS

      Time Warner uses derivative instruments, principally forward and swap contracts, to manage the risk associated with movements in foreign currency exchange rates, the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations and equity price risk in the Company’s investment holdings. The following is a summary of Time Warner’s risk management strategies and the effect of these strategies on Time Warner’s consolidated financial statements.

Foreign Currency Risk Management

      Foreign exchange derivative contracts are used primarily by Time Warner to manage the risk associated with volatility of future cash flows denominated in foreign currencies, primarily the British pound and the Euro, and changes in fair value resulting from changes in foreign currency exchange rates, primarily changes in the British pound and the Euro. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over an eighteen-month period beginning in January of each year (the “hedging period”). Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk. The Company’s most common use of foreign exchange derivative contracts relate to hedging (a) unremitted or forecasted future royalties and license fees to be received from the sale or anticipated sale of U.S. copyrighted products abroad, (b) foreign currency denominated assets and liabilities, (c) certain foreign currency denominated film production costs abroad and (d) other forecasted foreign currency denominated transactions. Time Warner records these foreign exchange contracts at fair value in Prepaid expenses and Other current assets or other current liabilities in the consolidated balance sheet, depending on whether the contracts are in a net gain or net loss position. Derivative instruments that are used to hedge exposures to

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variability in foreign-currency-denominated cash flows are designated as cash flow hedges. Derivative instruments that are used to hedge the currency risk associated with foreign-currency-denominated assets and liabilities and unrecognized foreign-currency-denominated firm commitments are designated as fair value hedges. The Company does not use foreign exchange derivative contracts for speculative purposes.

      At December 31, 2004, Time Warner had contracts for the sale of $3.375 billion and the purchase of $1.714 billion of foreign currencies at fixed rates, including net contracts for the sale of $496 million of the British pound and $825 million of the Euro. At December 31, 2003, Time Warner had contracts for the sale of $3.544 billion and the purchase of $1.934 billion of foreign currencies at fixed rates, including net contracts for the sale of $692 million of the British pound and $633 million of the Euro. At December 31, 2002, Time Warner had contracts for the sale of $975 million and the purchase of $911 million of foreign currencies at fixed rates, including net contracts for the sale of $156 million of the Euro and net contracts for the purchase of $190 million of the British pound. For the years ended December 31, 2004, 2003 and 2002, Time Warner recognized losses of $177 million, $149 million and gains of $16 million, respectively, on foreign exchange contracts. Such amounts were largely offset by corresponding gains (losses in 2002) from the transactions being hedged.

Cash Flow Hedges

      For cash flow hedges, such as the hedge of forecasted royalty or license fees, the related gains or losses on these contracts are deferred in shareholders’ equity (as a component of accumulated other comprehensive income). These deferred gains and losses are recognized in income in the period in which the transaction being hedged is recognized in income and are reported as a component of operating income or Other income (expense), net depending on where the hedged item is recognized. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income as a component of Other income (expense), net.

      As previously noted, Time Warner hedges a portion of its foreign currency exposures anticipated over the hedging period. The hedging period for royalties and license fees covers revenues expected to be recognized over the first twelve-months of the hedging period; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash back into U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months to provide continuing coverage throughout the hedging period. At December 31, 2004, Time Warner had effectively hedged approximately 70% of the estimated net foreign currency exposures that principally relate to anticipated cash flows to be remitted to the United States over the hedging period.

      At December 31, 2004, Time Warner has recorded a liability of approximately $43 million for net losses on foreign currency derivatives used in cash flow hedges with the offset recorded in shareholders’ equity. Such amount is expected to be substantially recognized in income over the next twelve months at the same time the hedged item is recognized in income. For the years ended December 31, 2004, 2003 and 2002, approximately $70 million, $44 million and $13 million of losses, respectively, were reclassified to earnings from Accumulated other comprehensive income (loss), net on the consolidated balance sheet. During 2004, there were approximately $1 million of losses resulting from the ineffectiveness of foreign currency cash flow hedges. During 2004, 2003 and 2002, amounts recorded resulting from the discontinuance of cash flow hedges, because it was probable that the original forecasted transaction would not occur within the specified time period, were $0 million, $1 million and $0 million, respectively.

Fair Value Hedges

      At December 31, 2004, Time Warner has recorded a liability of approximately $42 million for net losses on foreign currency derivatives used in fair value hedges. For fair value hedges, such as the hedge of firmly

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committed film production costs abroad, gains or losses resulting from recording the derivative instrument at fair value are recorded in the consolidated statement of operations as an offset to the change in the fair value of the foreign currency component of the related firm commitment and are reported as a component of operating income or Other income (expense), net depending on where the hedged item is recognized. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any changes in the fair value relating to the ineffective portion of these contracts are recognized in Other income (expense), net, in the consolidated statement of operations. During 2004, there were no amounts resulting from the ineffectiveness of foreign currency fair value hedges.

Interest Rate Risk Management

      From time to time, the Company uses interest rate swaps to hedge the fair value of its fixed-rate obligations. Under the interest rate swap contract, the Company agrees to receive a fixed-rate payment (in most cases equal to the stated coupon rate of the bond being hedged) for a floating-rate payment. The net payment on the swap is exchanged at a specified interval that usually coincides with the bond’s underlying coupon payment on the agreed upon notional amount.

      At December 31, 2004, interest rate swaps with a notional amount of $200 million were outstanding. These swaps mature in June 2005 and are designated as hedging the fair value of certain of the Company’s fixed-rate debt. The swaps effectively convert the fixed-rate debt to variable-rate instruments indexed to LIBOR. These swaps have been designated as a fair value hedge of the changes in fair value of the Company’s fixed-rate debt attributable to changes in benchmark interest rates. As key terms of the swap match the debt they are intended to hedge, changes in the fair value of the swap are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged fixed rate obligation. The fair value of these swaps at December 31, 2004, was not material.

      The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Credit risk related to interest rate swaps is considered low because swaps are entered into with strong, creditworthy counterparties and are limited to the net interest payments receivable, if any, for the remaining life of the swap.

Equity Risk Management

      Time Warner manages an investment portfolio, excluding investments accounted for using the equity method and cost method of accounting, with a fair value of $1.958 million as of December 31, 2004, including an investment in Google with a fair value of approximately $980 million. As part of the Company’s strategy to manage the equity price risk inherent in the portfolio, the Company may enter into hedging transactions to protect the fair value of investments in the portfolio or the anticipated future cash flows associated with the forecasted sale of certain investments. At December 31, 2004, there were no equity derivative instruments designated as hedges. In addition, Time Warner holds investments in equity derivative instruments (e.g., warrants), which are not designated as hedges. The equity derivative instruments are recorded at fair value in the accompanying consolidated balance sheet, and the related gains and losses are immediately recognized in income.

17.	SEGMENT INFORMATION

      Time Warner classifies its business interests into five reportable segments: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video programming, high-speed data and Digital Phone services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television and broadcast networks; and Publishing, consisting principally of magazine and book publishing.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information as to the operations of Time Warner in each of its business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income before noncash depreciation of tangible assets and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income by segment. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1.

	Years Ended December 31,

	2004	2003	2002

		(restated)	(restated)

	(millions)
Revenues
AOL	$8,692	$8,598	$8,860
Cable	8,484	7,699	7,035
Filmed Entertainment	11,853	10,967	10,040
Networks	9,054	8,434	7,655
Publishing	5,565	5,533	5,422
Intersegment elimination	(1,559)	(1,668)	(1,952)

Total revenues	$42,089	$39,563	$37,060

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

      These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Additionally, transactions between divisions within the same reporting segment (e.g., a transaction between HBO and Turner) are

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eliminated in arriving at segment performance and, therefore, do not themselves impact segment results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Years Ended December 31,

	2004	2003	2002

			(restated)

	(millions)
Intersegment Revenues
AOL	$59	$102	$283
Cable	54	69	159
Filmed Entertainment	757	816	841
Networks	602	605	576
Publishing	87	76	93

Total intersegment revenues	$1,559	$1,668	$1,952

      Included in the total intersegment revenues above are Advertising revenues, as follows:

	Years Ended December 31,

	2004	2003	2002

			(restated)

	(millions)
Intersegment Advertising Revenues
AOL	$11	$40	$178
Cable	16	11	132
Filmed Entertainment	—	—	—
Networks	87	111	150
Publishing	48	49	93

Total intersegment advertising revenues	$162	$211	$553

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

		(restated)	(restated)

		(millions)
Operating Income (Loss) before Depreciation and Amortization(a)
AOL	$1,772	$1,505	$(30,683)
Cable	3,278	2,992	(7,799)
Filmed Entertainment	1,474	1,355	1,098
Networks	2,694	2,027	2,032
Publishing	1,196	955	1,155
Corporate	(1,020)	(424)	(398)
Intersegment elimination	(22)	(17)	(56)

Total Operating Income (Loss) before Depreciation and Amortization	$9,372	$8,393	$(34,651)

(a)	In 2004, Operating Income before Depreciation and Amortization includes asset gains (losses) of an approximate $(7) million for the Networks segment, $8 million for the Publishing segment and $20 million at the AOL segment. In 2004, the amounts also include a $10 million impairment charge at the AOL segment for a building held for sale in Virginia, $53 million of costs at the Corporate segment associated with relocating from the Company’s former headquarters and $510 million in legal reserves at the Corporate segment related to the government investigations. In 2003, the amounts include asset gains (losses), including impairments of goodwill and intangible assets of $43 million for the Filmed Entertainment segment, $(219) million for the Networks segment and $(128) million for the Publishing segment. In 2002, the amounts include $(31.961) billion for the AOL segment and $(10.544) billion for the Cable segment.

	Years Ended December 31,

	2004	2003	2002

		(restated)

	(millions)
Depreciation of Property, Plant and Equipment
AOL	$662	$668	$624
Cable	1,438	1,403	1,206
Filmed Entertainment	104	86	79
Networks	212	192	172
Publishing	122	116	97
Corporate	43	34	28

Total depreciation	$2,581	$2,499	$2,206

	Years Ended
	December 31,

	2004	2003	2002

	(millions)
Amortization of Intangible Assets
AOL	$176	$175	$161
Cable	76	58	7
Filmed Entertainment	213	206	191
Networks	21	26	21
Publishing	140	175	177

Total amortization	$626	$640	$557

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

		(restated)	(restated)

		(millions)
Operating Income (Loss)
AOL	$934	$662	$(31,468)
Cable	1,764	1,531	(9,012)
Filmed Entertainment	1,157	1,063	828
Networks	2,461	1,809	1,839
Publishing	934	664	881
Corporate	(1,063)	(458)	(426)
Intersegment elimination	(22)	(17)	(56)

Total Operating Income (Loss)	$6,165	$5,254	$(37,414)

	Years Ended December 31,

	2004	2003

		(restated)

	(millions)
Assets
AOL	$7,175	$6,224
Cable	43,165	42,920
Filmed Entertainment	18,105	17,668
Networks	33,042	32,744
Publishing	14,012	13,789
Corporate	7,840	4,128
Discontinued operations	—	4,307

Total assets	$123,339	$121,780

	Years Ended December 31,

	2004	2003	2002

	(millions)
Capital Expenditures and Product Development Costs
AOL	$417	$467	$560
Cable	1,712	1,637	1,813
Filmed Entertainment	178	136	113
Networks	320	269	189
Publishing	232	148	133
Corporate	165	104	35

Total capital expenditures and product development costs	$3,024	$2,761	$2,843

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Because a substantial portion of international revenues are derived from the sale of U.S. copyrighted products abroad, assets located outside the United States, which represent approximately 3% of total assets, are not material. Revenues in different geographical areas are as follows:

	Years Ended December 31,

	2004	2003	2002

		(restated)	(restated)

	(millions)
Revenues(a)
United States	$33,572	$32,123	$30,516
United Kingdom	2,507	2,194	2,059
Germany	1,161	1,239	919
Japan	685	577	562
France	879	773	572
Canada	503	413	345
Other international	2,782	2,244	2,087

Total revenues	$42,089	$39,563	$37,060

(a)	Revenues are attributed to countries based on location of customer.

18.	COMMITMENTS AND CONTINGENCIES

Commitments

      Time Warner’s total net rent expense from continuing operations amounted to $564 million in 2004, $712 million in 2003 and $909 million in 2002. The Company has long-term noncancelable lease commitments for office space, studio facilities and operating equipment in various locations around the world. The minimum rental commitments under noncancelable long-term operating leases during the next five years are as follows:

2005	$588
2006	557
2007	514
2008	489
2009	450
Thereafter	2,246

Total	$4,844

      Additionally, Time Warner recognized sublease income of $32 million in 2004 and as of December 31, 2004, the Company had future sublease income commitments of $203 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Time Warner also has commitments under certain programming, network licensing, artist, athlete, franchise and other agreements aggregating approximately $27 billion at December 31, 2004, which are payable principally over a ten-year period, as follows:

2005	$7,199
2006-2007	9,745
2008-2009	5,865
2010-Thereafter	3,771

Total	$26,580

      The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of joint-venture investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the joint-venture investee. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

      The following table summarizes separately the Company’s contingent commitments at December 31, 2004. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not mean that the Company expects to incur an obligation to make any payments within that time frame.

	Total				2010 and
Nature of Contingent Commitments	Commitments	2005	2006-2007	2008-2009	thereafter

	(millions)
Guarantees	$2,327	$95	$185	$204	$1,843
Letters of credit and other contingent commitments	531	394	6	1	130

Total contingent commitments	$2,858	$489	$191	$205	$1,973

      The following is a description of the Company’s contingent commitments at December 31, 2004:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company as described below, and (b) joint ventures in which the Company is or was a venture partner.

        In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and collectively, the “Parks”), the Company agreed to guarantee (the “Six Flags Guarantee”) certain obligations relating to the partnerships that hold the Parks (the “Partnerships”). The Six Flags Guarantee principally covers the following obligations (the “Guaranteed Obligations”): (a) the obligation to make a minimum amount of annual distributions to the limited partners of the Partnerships; (b) the obligation to make a minimum amount of capital expenditures each year; (c) the requirement that an annual offer to purchase be made in respect of 5% of the limited partnership units of the Partnerships (plus any such units not purchased in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia or $374.8 million in the case of Six Flags Texas and (ii) a multiple of EBITDA and (d) either (i) the purchase of all of the outstanding limited partnership units upon the earlier of the occurrence of certain specified events or the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) the obligation to cause each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate purchase

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price in respect to all of the limited partnership units for the End of Term Purchase is equal to $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (in each case, subject to a consumer price index based adjustment calculated annually from 1998 in respect of Six Flags Georgia and 1999 in respect of Six Flags Texas). Such aggregate amount will be reduced in respect of limited partnership units previously purchased.

        In connection with the 1998 sale of Six Flags Entertainment Corporation to Premier Parks Inc. (“Premier”), Premier and the Company, among others, entered into a Subordinated Indemnity Agreement pursuant to which Premier agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. Premier’s obligations to the Company are secured by its interest in all limited partnership units that are purchased by Premier.

        To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations including insurance, litigation appeals, import of finished goods, real estate leases, cable installations and other operational needs. The Cable segment has obtained letters of credit for several of its joint ventures. Should these joint ventures default on their obligations supported by the letters of credit, the Cable segment would be obligated to pay these costs to the extent of the letters of credit.

      Except as otherwise discussed above or below, Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Certain Investee Obligations

Cable Joint Ventures

      In 2004, TWE-A/ N (which owns the Company’s equity stake in Texas and Kansas City Cable Partners, L.P.) agreed to extend its commitment to provide a ratable share (i.e., 50%) of any funding required to maintain certain Texas systems (i.e., Houston and southwest Texas systems) in compliance with their financial covenants under the bank credit facilities (which facilities are otherwise nonrecourse to the Company, its other subsidiaries or to the Kansas City systems). Funding made with respect to this funding agreement is contributed to the Texas systems in the form of partner subordinated loans. The aggregate amount of subordinated debt provided by TWE-A/ N in 2004 with respect to its obligations under the funding agreement was $33 million. TWE-A/N’s ultimate liability in respect of the funding agreements is dependent upon the financial results of the Texas systems.

      The existing bank credit facilities of the Texas systems and the Kansas City systems (approximately $805 million in aggregate principal outstanding as of December 31, 2004 for the Texas systems and $400 million in aggregate principal outstanding as of December 31, 2004 for the Kansas City systems) mature at the earlier of June 30, 2007, for the Texas systems and March 31, 2007 for the Kansas City systems or the refinancing thereof pursuant to the dissolution of the partnership.

Urban Cable Works of Philadelphia, L.P.

      Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) is an unconsolidated joint venture of TWC Inc., with approximately 50,000 basic subscribers at December 31, 2004, that operates cable television systems in Philadelphia, Pennsylvania. Urban Cable is 40% owned by TWC Inc. and 60% owned by an investment group led by Inner City Broadcasting (“Inner City”). Under a management agreement, TWC Inc. is responsible for the day-to-day management of Urban Cable. During 2004, TWC Inc. and Inner City settled certain disputes regarding the joint venture for $34 million in cash.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      TWC Inc. has also agreed to purchase, subject to receipt of applicable regulatory approvals, all of Inner City’s interests in the Urban Cable venture for approximately $53 million in cash. In addition, upon closing, TWC Inc. will eliminate $67 million in consolidation debt and interest owed to it by Urban Cable and will assume $53 million of Urban Cable’s third-party debt. On March 3, 2005, the City Council of Philadelphia denied TWC Inc.’s request for approval of this transaction. TWC Inc. believes the denial was invalid, but is unable to predict when the transaction may be completed. For the year ended December 31, 2004, Urban Cable’s revenues and Operating Income were $47 million and $3 million, respectively.

Court TV Joint Venture

      The Company and Liberty Media (“Liberty”) each have a 50% interest in Court TV. Beginning January 2006, Liberty may give written notice to Time Warner requiring Time Warner to purchase all of Liberty’s interest in Court TV (the “Liberty Put”). In addition, as of the same date, Time Warner may, by notice to Liberty, require Liberty to sell all of its interest in Court TV to Time Warner (the “Time Warner Call”). The price to be paid upon exercise of either the Liberty Put or the Time Warner Call will be an amount equal to one-half of the fair market value of Court TV, determined by an appraisal. The consideration is required to be paid in cash if the Liberty Put is exercised. If the Time Warner Call is exercised, the consideration is also payable in cash only if Liberty determines that the transaction cannot be structured as a tax efficient transaction, or if Time Warner determines that a tax efficient transaction may either violate applicable law or cause a breach or default under any other agreement affecting Time Warner. For the year ended December 31, 2004, Court TV’s Operating Income was approximately $36 million.

Bookspan Joint Venture

      The Company and Bertelsmann each have a 50% interest in the Bookspan joint venture, which operates the U.S. book clubs of Book-of-the-Month Club, Inc., and Doubleday Direct, Inc. Under the General Partnership Agreement, beginning on June 30, 2005, and then on January 1 of each subsequent year, either Bertelsmann or the Company may elect to terminate the partnership by giving notice during 60-day termination periods. If such an election is made, a confidential bid process will take place, pursuant to which the highest bidder will purchase the other party’s entire venture interest. The Company is unable to predict whether this bid process will occur or the amount that may be paid out or received under it. For the year ended December 31, 2004, the Bookspan joint venture had Operating Income of approximately $26 million.

Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $3.7 billion and $3.9 billion at December 31, 2004 and December 31, 2003, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment of $514 million and $740 million at December 31, 2004 and December 31, 2003, respectively.

      Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 10 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant value as a source of future funding. Of the approximately $3.7 billion of backlog relating to the Filmed Entertainment segment as of December 31, 2004, Time Warner has recorded $437 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the backlog securitization facility. The backlog excludes

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

CONTINGENCIES

Securities Matters

      As of March 1, 2005, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been consolidated for pretrial proceedings. The Minnesota State Board of Investment (“MSBI”) has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the America Online-Historic TW Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed. On August 11, 2004, the court granted MSBI’s motion to file a second amended complaint. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims, and thus plaintiffs do not have any recoverable damages. That motion is pending. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      As of March 1, 2005, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including Time Warner Entertainment Company, L.P. (“TWE”), certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the Court granted in part, and denied in part, the Company’s motion to dismiss. The Court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      As of March 1, 2005, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in the three of these four cases. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young LLP. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14a-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 16, 2004, plaintiff filed an amended complaint adding certain institutional defendants, including Historic TW, and certain current directors of the Company. On November 22, 2004, the Company filed a motion to dismiss the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

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

      On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the America Online — Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles (the “California Actions”). On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plaintiffs’ complaint. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its America Online division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals; that appeal was fully briefed as of January 10, 2005. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, America Online and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. On September 13, 2004, in a related matter, PurchasePro filed an adversary proceeding against the Company in the U.S. Bankruptcy Court for the District of Nevada alleging fraudulent conveyance and unjust enrichment in connection with PurchasePro warrants issued to the Company. On December 15, 2004, the Bankruptcy Court granted the Company’s motion to dismiss the complaint without prejudice. On January 26, 2005, PurchasePro filed an amended complaint. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Update on Status of Government Investigations

      As previously disclosed by the Company, the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) have been conducting investigations into the accounting and disclosure practices of the Company. Those investigations focused on transactions principally involving the Company’s America Online segment that were entered into after July 1, 1999, including advertising arrangements, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002.

      As announced on December 15, 2004, the Company and its subsidiary, AOL, have reached a definitive agreement with the DOJ that resolves the DOJ’s investigation of the Company. The Company also announced that it has proposed a settlement to the staff of the SEC that the staff has agreed to recommend to the SEC Commissioners.

      Under the terms of the settlement in connection with the investigation of the DOJ, the DOJ filed a criminal complaint against AOL for the conduct of certain employees in connection with securities fraud by PurchasePro.com, but the DOJ will defer prosecution of AOL. After two years, provided the Company fulfills its obligations under the agreement, the DOJ will dismiss the criminal complaint filed against AOL. In addition, the DOJ will not prosecute the Company or AOL for conduct relating to certain other transactions entered into by AOL or the Company from July 1, 1999, including transactions that were the subject of the DOJ or SEC investigations. In connection with the settlement with the DOJ, in December 2004, the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company paid a penalty of $60 million and established a $150 million fund, which the Company may use to settle related securities litigation. The fund is reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2004. The Company’s other obligations under the settlement agreement are to (a) accept responsibility for the conduct of certain AOL employees with respect to PurchasePro.com transactions; (b) cooperate fully with the DOJ or any other federal criminal law enforcement agency regarding the transactions covered by the settlement; and (c) retain and cooperate with an independent monitor, who will review the effectiveness of AOL’s internal controls, including those related to the accounting for advertising and related transactions.

      Under the settlement the SEC staff will recommend to the SEC Commissioners, Time Warner will agree, without admitting or denying the Commission’s allegations, to be enjoined from future violations of certain provisions of the securities laws. Under the proposed settlement:

•	The Company would pay a $300 million penalty, which the SEC staff will request be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	The Company would adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. (“Bertelsmann”) that were improperly recognized or prematurely recognized primarily in the second half of 2000, during 2001 and during 2002. Additionally, the Company would adjust its accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Consistent with its previous announcement, the Company would adjust its historical accounting for its investment in and consolidation of AOL Europe S.A. (“AOL Europe”); and

•	The Company would also agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner would review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, including three cable programming affiliation agreements with related advertising elements, was in conformity with generally accepted accounting principles, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.

      Final settlement is subject to both agreement on final documentation and approval by the SEC Commissioners. The Company will not be able to deduct the $300 million penalty to be paid under the proposed settlement for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. In connection with the proposed settlement with the SEC, the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003 have been restated to adjust the accounting. For more information, see Note 1.

Other Matters

      On August 18, 2004, The Saul Zaentz Company filed a complaint in California Superior Court, County of Los Angeles, against New Line Cinema Corporation, a wholly owned subsidiary of the Company (“New Line”), for alleged breach of contract, declaratory relief and other claims. New Line and plaintiff are parties to a license agreement concerning rights in and to literary works written by J.R.R. Tolkien titled The Hobbit and The Lord of the Rings. The complaint alleges, among other things, that New Line owes royalties to plaintiff based on a percentage of gross receipts received by New Line’s international third party distributors from its motion picture “The Lord of the Rings: The Fellowship of the Rings.” On September 27, 2004, New Line filed an answer and cross-complaint for breach of contract and declaratory relief against plaintiff. A trial

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date has been set for July 19, 2005. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit.

      Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. in Brazil and acts as a service provider to the Warner Bros. home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of Sao Paulo, where WBS is based, have challenged this position. In some additional tax cases, WBS, often together with other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend all of these various tax cases vigorously, but is unable to predict the outcome of these suits.

      As of March 1, 2005, 22 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online. Plaintiffs allege that America Online violated various consumer protection laws by charging members for services or goods without authorization, including unauthorized secondary accounts offered in connection with America Online’s “Spin-Off a Second Account” (“SOSA”) program, and/or by continuing to charge members for services after receiving requests for cancellation. Motions to dismiss have been denied in O’Leary v. America Online, Inc., which was filed in the Circuit Court for St. Clair County, Illinois, and White v. America Online, Inc., which was filed in the Circuit Court for Madison County, Illinois. Eleven class actions involving SOSA accounts have been transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Central District of California for consolidated or coordinated pretrial proceedings (In re America Online Spin-Off Accounts Litigation), and the Company’s motion to dismiss that complaint has been denied. On January 5, 2004, the SOSA case pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in the plaintiffs’ Member Agreement with AOL. On February 17, 2005, the Washington Court of Appeals reversed the lower court’s dismissal; the Company intends to file a motion for reconsideration of the Court of Appeals’ decision. On October 12, 2004, the SOSA case pending in the Court of Common Pleas of Hamilton County, Ohio, titled Robert Schwartz v. America Online, Inc., was dismissed based on the forum selection clause and that dismissal is now final. McCall v America Online, Inc., the SOSA case which was pending in the Superior Court of Cape May County, New Jersey, has been voluntarily dismissed. America Online has filed or will file motions to dismiss in the remaining cases. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denied plaintiffs’ motion for class certification. Plaintiffs in that case have filed an appeal of the order denying class certification, and the trial court has stayed proceedings pending that appeal. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

      On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, America Online and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the Company’s Administrative Committee and the AOL Administrative Committee. On May 19, 2003, the Company, America Online and AOL Community, Inc. filed a motion to dismiss and the Administrative Committees filed a motion for judgment on the pleadings. Both of these motions are pending. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.

      On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiffs allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. On November 19, 2003, the court ordered plaintiffs’ complaints to be consolidated. Plaintiffs filed their amended consolidated class action complaint on December 17, 2003, seeking compensatory damages, disgorgement, attorneys’ fees and injunctive and declaratory relief. On February 6, 2004, the Company moved to compel arbitration and to stay the matter pending arbitration or, alternatively, to dismiss the case; the court denied this motion on April 19, 2004, and the Company filed a notice to appeal the decision on arbitration to the U.S. Court of Appeals for the Second Circuit. On March 7, 2005, the Second Circuit remanded the case to the district court so that the parties may seek approval of a proposed classwide settlement. The proposed settlement is immaterial to the Company.

      On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September  7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company has opposed. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit.

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

      Time Warner has transactions with certain unconsolidated investees accounted for under the equity method of accounting, generally with respect to sales of products and services in the ordinary course of business. Such transactions include networking and host fee arrangements by the AOL segment, the licensing of broadcast rights to film and television product by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. For the year ended December 31, 2004, the accompanying statement of operations includes revenues and costs of revenues from the aforementioned transactions of $214 million and $211 million, respectively. For the year ended December 31, 2003, revenues and costs of revenues from the aforementioned transactions were $224 million and $205 million, respectively. For the year ended December 31, 2002, revenues and costs of revenues from the aforementioned transactions were $274 million and $126 million, respectively.

      In addition, the Company, through TWC Inc., has entered into various transactions with Comcast, a minority owner of TWC Inc. Prior to the TWE Restructuring (Note 6), these transactions primarily related to the sale of programming to Comcast cable systems by the Networks segment. Currently, these transactions primarily relate to the purchase by TWC Inc. of programming provided by Comcast-owned networks. These transactions are executed on terms comparable to those of unrelated third parties. For the years ended December 31, 2004, 2003 and 2002, the accompanying statement of operations includes revenues from the aforementioned transactions of $0, $149 million and $378 million, respectively, and costs of revenues for 2004 of $43 million. These amounts reflect transactions with only those cable systems in which Comcast had an ownership interest during the periods covered.

      In addition to the above transactions in the normal course of business, in January 2003, the Company acquired an additional 11% interest in The WB Network from certain executives of The WB Network for $128 million.

20.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

      Additional financial information with respect to cash (payments) and receipts is as follows:

	Year Ended December 31,

	2004	2003	2002

	(millions)
Cash payments made for interest	$(1,672)	$(1,694)	$(1,641)
Interest income received	94	61	93

Cash interest payments, net	$(1,578)	$(1,633)	$(1,548)

Cash payments made for income taxes	$(489)	$(504)	$(295)
Income tax refunds received	107	15	49

Cash tax payments, net	$(382)	$(489)	$(246)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant noncash financing activities in 2003 included the incurrence by TWC Inc. of $2.1 billion in debt in connection with the TWE Restructuring (Note 6) and the assumption of approximately $700 million in debt as a result of initially applying the provisions of FIN 46 to its lease-financing arrangements with SPEs.

Interest Expense, Net

      Interest expense, net, consists of:

	Year Ended December 31,

	2004	2003	2002

	(millions)
Interest income	$221	$192	$246
Interest expense	(1,754)	(1,926)	(1,870)

Total interest expense, net	$(1,533)	$(1,734)	$(1,624)

Other Income (Expense), Net

      Other income (expense), net, consists of:

	Year Ended December 31,

	2004	2003	2002

			(restated)

	(millions)
Net investment gains (losses)(a)	$474	$593	$(2,075)
Microsoft Settlement (Note 8)	—	760	—
Gains (Losses) on equity investees	35	(97)	(312)
Losses on accounts receivable securitization programs	(15)	(32)	(56)
Miscellaneous	27	(14)	102

Total other income (expense), net	$521	$1,210	$(2,341)

(a)	Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of $29 million for the year ended December 31, 2004, $204 million for the year ended December 31, 2003, and $2.199 billion for the year ended December 31, 2002. 2004 also includes a $50 million fair value adjustment related to the Company’s option in WMG (Note 7).

Other Current Liabilities

      Other current liabilities consist of:

	December 31,

	2004	2003

	(millions)
Accrued expenses	$4,895	$4,886
Accrued compensation	1,261	1,099
Accrued income taxes	157	112

Total other current liabilities	$6,313	$6,097

TIME WARNER INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

      Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

      Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2004 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the specified criteria.

      The Company’s assessment of its internal control over financial reporting did not include an evaluation of the internal controls of AOLA and, therefore, the Company’s conclusion regarding the effectiveness of its internal control over financial reporting does not extend to the internal controls of AOLA. The Company’s consolidated financial statements in this Form 10-K include the operations of AOLA pursuant to FIN 46R. The Company was unable to assess the effectiveness of AOLA’s internal controls because it does not control or manage AOLA, does not have the ability to dictate or modify AOLA’s internal controls or the ability, in practice, to assess those controls. The Company’s consolidated financial statements as of and for the year ended December 31, 2004 include AOLA revenues of $40 million, a net loss of $20 million, total assets of $40 million and net assets of $12 million.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst and Young LLP, a registered public accounting firm, as stated in their report at pages 211 through 212 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Time Warner Inc.

      We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included Financial Statement Schedule II and Supplementary Information listed in the index at Item 15(a). These financial statements, schedule and supplementary information are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary information based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the accompanying consolidated financial statements, in 2004 and 2003 Time Warner changed its method of accounting for certain variable interest entities. Additionally in 2003, Time Warner changed its accounting for financial instruments with characteristics of both liabilities and equity and in 2002 Time Warner changed its method of accounting for goodwill and indefinite lived intangible assets.

      As discussed in Note 1 to the accompanying consolidated financial statements, Time Warner has restated its financial statements for the years ended December 31, 2003 and 2002.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Time Warner’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Time Warner Inc.

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, under Item 9A, that Time Warner Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AOL Latin America (“AOLA”), which is included in the 2004 consolidated financial statements of the Company and constituted $40 million and $12 million of total and net assets, respectively, as of December 31, 2004 and $40 million and $20 million of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal controls over financial reporting at AOLA because the Company does not control or manage AOLA, does not have the ability to dictate or modify the internal controls of AOLA and does not have the ability, in practice, to assess those controls. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of AOLA.

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 9, 2005

TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

      The selected financial information set forth below for each of the three years in the period ended December 31, 2004, has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for each of the two years in the period ended December 31, 2001 has been derived from unaudited financial statements for those periods not included herein. Financial information for 2000 through 2003 has been restated. See the Overview section of Management’s Discussion and Analysis of Results of Operations and Financial Condition. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2004 presentation.

      Because the America Online — Historic TW Merger was not consummated until January 2001, the selected financial information for the year 2000 reflects only the financial results of America Online, as predecessor to Time Warner.

	Years Ended December 31,

	2004	2003	2002	2001	2000

		(restated)	(restated)	(restated)	(restated)

				(unaudited)	(unaudited)

	(millions, except per share data)
Selected Operating Statement Information:
Revenues:
Subscription	$21,605	$20,448	$18,959	$16,466	$5,329
Advertising	6,955	6,180	6,045	6,743	2,045
Content	12,350	11,446	10,216	8,654	—
Other	1,179	1,489	1,840	2,233	746

Total revenues	42,089	39,563	37,060	34,096	8,120
Operating income (loss)(a)	6,165	5,254	(37,414)	(392)	1,459
Interest income (expense), net	(1,533)	(1,734)	(1,624)	(1,164)	275
Other income (expense), net(b)(c)	521	1,210	(2,341)	(3,490)	(207)
Income (loss) before discontinued operations and cumulative effect of accounting change	3,209	3,146	(41,970)	(5,147)	867
Net income (loss)(d)	3,364	2,639	(97,217)	(5,860)	867
Per share of common stock:
Basic income (loss) before discontinued operations	$0.70	$0.70	$(9.42)	$(1.16)	$0.37
Basic net income (loss)	$0.74	$0.59	$(21.82)	$(1.32)	$0.37
Diluted income (loss) before discontinued operations	$0.68	$0.68	$(9.42)	$(1.16)	$0.33
Diluted net income (loss)	$0.72	$0.57	$(21.82)	$(1.32)	$0.33
Average common shares:
Basic	4560.2	4,506.0	4,454.9	4,429.1	2,323.0
Diluted	4694.7	4,623.7	4,454.9	4,429.1	2,595.0

(a)	Includes $10 million impairment of property, plant and equipment in 2004, and a noncash charge to reduce the carrying value of goodwill and other intangible assets of $318 million in 2003 and $42.511 billion in 2002. Also includes merger-related costs and restructurings of $50 million in 2004, $109 million in 2003, $327 million in 2002, $214 million in 2001 and $10 million in 2000.
(b)	Includes noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments of $29 million in 2004, $204 million in 2003, $2.199 billion in 2002, $2.528 billion in 2001 and $535 million in 2000 (Note 7). 2004 also includes a $50 million fair value adjustment related to the Company’s option in WMG.
(c)	Includes gains relating to the sale or exchange of certain other investments of $453 million in 2004, $797 million in 2003, $124 million in 2002, $0 in 2001, and $275 million in 2000 (Note 7).

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION (Continued)

(d)	Includes a noncash benefit of $34 million in 2004 related to the cumulative effect of an accounting change in connection with the consolidation of AOLA in 2004 in accordance with FIN 46R, a noncash charge of $12 million in 2003 related to the cumulative effect of an accounting change in connection with the adoption of FIN 46 and a noncash charge of $54.235 billion in 2002 related to the cumulative effect of an accounting change in connection with the adoption of FAS 142 (Note 1). Also includes gains (losses) on discontinued operations of $121 million in 2004, $(495) million in 2003, $(1.012) billion in 2002 and $(713) million in 2001.

	As of December 31,

	2004	2003	2002	2001	2000

		(restated)	(restated)	(restated)	(restated)
				(unaudited)	(unaudited)

	(millions)
Selected Balance Sheet Information:
Cash and equivalents	$6,139	$3,040	$1,730	$771	$3,646
Total assets	123,339	121,780	115,513	209,464	11,050
Debt due within one year	1,672	2,287	155	675	94
Mandatorily convertible preferred stock	1,500	1,500	—	—	—
Long-term debt	20,703	23,458	27,354	22,792	1,411
Shareholders’ equity	60,771	56,213	52,991	150,829	6,453
Total capitalization	84,646	83,458	80,500	174,296	7,958

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

      The following table sets forth the quarterly information for Time Warner.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	(millions, except per share data)
2004(a)(c)
Subscription revenues	$5,255	$5,514	$5,398	$5,438
Advertising	1,447	1,846	1,646	2,016
Content	3,117	3,237	2,648	3,348
Other	307	291	273	308

Total revenues	10,126	10,888	9,965	11,110
Operating income	1,616	1,838	1,108	1,603
Income before cumulative effect of accounting change	927	777	499	1,127
Net income	961	777	499	1,127
Basic income per common share before cumulative effect of accounting change	0.20	0.17	0.11	0.25
Diluted income per common share before cumulative effect of accounting change	0.20	0.17	0.11	0.24
Net income per share — basic	0.21	0.17	0.11	0.25
Net income per share — diluted	0.20	0.17	0.11	0.24
Net cash provided by operating activities	1,819	1,487	2,082	1,230
Common stock — high	19.30	17.89	17.70	19.90
Common stock — low	16.13	16.10	15.41	15.82
2003 (restated)(b)(c)(d)
Subscription revenues	$4,935	$5,118	$5,150	$5,245
Advertising	1,336	1,678	1,424	1,742
Content	2,577	2,771	2,591	3,507
Other	386	355	338	410

Total revenues	9,234	9,922	9,503	10,904
Operating income	1,131	1,254	1,377	1,492
Income before cumulative effect of accounting change	395	1,064	553	639
Net income	395	1,064	541	639
Basic income per common share before cumulative effect of accounting change	0.09	0.24	0.12	0.14
Diluted income per common share before cumulative effect of accounting change	0.09	0.23	0.12	0.14
Net income per share — basic	0.09	0.24	0.12	0.14
Net income per share — diluted	0.09	0.23	0.12	0.14
Net cash provided by operating activities	1,545	2,250	1,400	1,406
Common stock — high	15.65	16.39	16.98	18.32
Common stock — low	9.90	10.80	14.69	14.76

See notes on following page.

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)

Notes to Quarterly Financial Information

(a)	Time Warner’s net income per common share in 2004 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a noncash gain of $34 million, in the first quarter, upon adoption of FIN 46R (Note 1), (ii) a noncash pretax charge of $10 million in the second quarter to reduce the carrying value of certain fixed assets held for sale, (iii) the following restructuring costs: $2 million reduction in restructuring costs during the second quarter of 2004, reflecting changes in estimates of previously established restructuring accruals; $52 million in restructuring costs during the fourth quarter of 2004 (which includes a $3 million reduction reflecting changes in estimates of previously established restructuring accruals) (Note 3), (iv) net gains from the disposal of consolidated assets of $1 million in the first quarter, $13 million in the third quarter, and $7 million in the fourth quarter, (v) pretax gains on the sale of investments of $39 million in the first quarter, $16 million in the second quarter, $311 million in the third quarter and $87 million in the fourth quarter, thereby aggregating $453 million for the year, (vi) noncash pretax charges of $3 million in the first quarter, $6 million in the second quarter, $15 million in the third quarter and $5 million in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments, thereby aggregating $29 million for the year (Note 7), (vii) a $50 million fair value adjustment related to the Company’s option in WMG (Note 4), (viii) discontinued operations, net of tax of $215 million in the first quarter, $(105) million in the second quarter, $5 million in the third quarter and $6 million in the fourth quarter, thereby aggregating $121 million for the year, to reflect the deconsolidation of the Music businesses (Note 1) and (ix) legal reserves related to the government investigations of $500 million in the third quarter and $10 million in the fourth quarter.
(b)	Time Warner’s net income per common share in 2003 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a noncash charge of $12 million in the third quarter, upon adoption of the provisions of FIN 46, (ii) a noncash pretax charge of $277 million in the second quarter and $41 million in the third quarter to reduce the carrying value of goodwill and other intangible assets, (iii) certain restructuring costs of $24 million in the first quarter, $6 million in the second quarter, $42 million in the third quarter and $37 million in the fourth quarter relating to certain restructurings, thereby aggregating $109 million for the year (Note 3), (iv) net gains from the disposal of consolidated businesses of $43 million in the second quarter offset by a loss of $29 million in the fourth quarter, (v) pretax gains on the sale of investments of $109 million in the first quarter, $542 million in the second quarter, $127 million in the third quarter and $19 million in the fourth quarter, thereby aggregating $797 million for the year, (vi) noncash pretax charges of $6 million in the first quarter, $151 million in the second quarter, $10 million in the third quarter and $37 million in the fourth quarter to reduce the carrying value of certain publicly traded and privately held investments and restricted securities that experienced other-than-temporary declines in market value and to reflect market fluctuations in equity derivative instruments, thereby aggregating $204 million for the year (Note 7), (vii) a gain of $760 million recognized by Time Warner as a result of the Microsoft Settlement (Note 8) and (viii) discontinued operations, net of tax of $(34) million in the first quarter, $3 million in the second quarter, $2 million in the third quarter and $(466) million in the fourth quarter, thereby aggregating $(495) million for the year, to reflect the deconsolidation of the Music businesses (Note 1).
(c)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.
(d)	As a result of the disposal of the Company’s entire Music segment, the Company has presented the results of operations of the Music segment as discontinued operations for all previously reported periods. In 2003, this resulted in a reduction of revenues by $762 million in the first quarter, $896 million in the second quarter and $831 million in the third quarter. In 2003, this also resulted in an increase in operating income by $14 million in the first quarter, a reduction of $6 million in the second quarter, and an increase of $1 million in the third quarter.

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      America Online, Inc. (“America Online”), Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with America Online, Historic TW and TW Companies, the “Guarantor Subsidiaries”) are wholly-owned subsidiaries of Time Warner Inc. (“Time Warner”). Time Warner, America Online, Historic TW, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company’s public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) America Online, Historic TW, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of Time Warner and (iii) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. There are no restrictions on the Company’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner.

Consolidating Statement of Operations

For The Year Ended December 31, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
Revenues	$—	$6,106	$—	$—	$1,012	$35,155	$(184)	$42,089

Cost of revenues	—	(3,103)	—	—	(492)	(21,027)	173	(24,449)
Selling, general and administrative	(55)	(2,158)	(55)	(25)	(191)	(7,822)	6	(10,300)
Amortization of intangible assets	—	(37)	—	—	—	(589)	—	(626)
Legal reserves related to the government investigations	(510)	—	—	—	—	—	—	(510)
Restructuring costs	—	(44)	—	—	—	(6)	—	(50)
Asset impairments	—	(10)	—	—	—	—	—	(10)
Gains (losses) on disposal of assets	—	20	—	—	(7)	8	—	21

Operating income (loss)	(565)	774	(55)	(25)	322	5,719	(5)	6,165
Equity in pretax income (loss) of consolidated subsidiaries	6,046	46	5,102	4,334	1,275	—	(16,803)	—
Interest expense, net	(611)	(62)	(91)	(558)	(59)	(152)	—	(1,533)
Other income (expense), net	37	286	47	(9)	139	465	(444)	521
Minority interest expense, net	—	—	—	—	—	(246)	—	(246)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	4,907	1,044	5,003	3,742	1,677	5,786	(17,252)	4,907
Income tax benefit (provision)	(1,698)	(294)	(1,837)	(1,367)	(626)	(2,135)	6,259	(1,698)

Income (loss) before discontinued operations and cumulative effect of accounting change	3,209	750	3,166	2,375	1,051	3,651	(10,993)	3,209
Discontinued operations, net of tax	121	—	121	121	—	121	(363)	121

Income (loss) before cumulative effect of accounting change	3,330	750	3,287	2,496	1,051	3,772	(11,356)	3,330
Cumulative effect of accounting change, net of tax	34	34	—	—	—	34	(68)	34

Net income (loss)	$3,364	$784	$3,287	$2,496	$1,051	$3,806	$(11,424)	$3,364

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Operations

For The Year Ended December 31, 2003

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(restated; millions)
Revenues	$—	$6,426	$—	$—	$898	$32,317	$(78)	$39,563

Cost of revenues	—	(3,552)	—	—	(484)	(19,450)	64	(23,422)
Selling, general and administrative	(46)	(2,062)	(46)	(21)	(154)	(7,519)	14	(9,834)
Amortization of intangible assets	—	(29)	—	—	—	(611)	—	(640)
Restructuring costs	—	(52)	—	—	(11)	(46)	—	(109)
Asset impairments	—	—	—	—	—	(318)	—	(318)
Gains on disposal of assets, net	—	—	—	—	—	14	—	14

Operating income (loss)	(46)	731	(46)	(21)	249	4,387	—	5,254
Equity in pretax income (loss) of consolidated subsidiaries	5,236	(213)	4,053	3,789	601	—	(13,466)	—
Interest expense, net	(674)	(70)	(88)	(437)	(86)	(379)	—	(1,734)
Other income (expense), net	—	873	(9)	—	139	508	(301)	1,210
Minority interest expense, net	—	—	—	—	—	(214)	—	(214)

Income (loss) before income taxes and discontinued operations and cumulative effect of accounting change	4,516	1,321	3,910	3,331	903	4,302	(13,767)	4,516
Income tax benefit (provision)	(1,370)	(103)	(1,540)	(1,328)	(333)	(1,687)	4,991	(1,370)

Income (loss) before discontinued operations and cumulative effect of accounting change	3,146	1,218	2,370	2,003	570	2,615	(8,776)	3,146
Discontinued operations, net of tax	(495)	—	(495)	(495)	—	(495)	1,485	(495)

Income (loss) before cumulative effect of accounting change	2,651	1,218	1,875	1,508	570	2,120	(7,291)	2,651
Cumulative effect of accounting change, net of tax	(12)	—	(12)	(7)	(5)	(12)	36	(12)

Net income (loss)	$2,639	$1,218	$1,863	$1,501	$565	$2,108	$(7,255)	$2,639

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Operations

For The Year Ended December 31, 2002

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(restated; millions)
Revenues	$—	$6,914	$—	$—	$856	$29,423	$(133)	$37,060

Cost of revenues	—	(4,127)	—	—	(423)	(17,874)	133	(22,291)
Selling, general and administrative	(38)	(1,879)	(38)	(17)	(155)	(6,667)	—	(8,794)
Amortization of goodwill and other intangible assets	—	(19)	—	—	—	(538)	—	(557)
Restructuring costs	(46)	(249)	—	—	—	(32)	—	(327)
Asset impairments	(8,120)	(19,959)	—	—	—	(14,432)	—	(42,511)
Gains on disposal of assets, net	—	—	—	—	—	6	—	6

Operating income (loss)	(8,204)	(19,319)	(38)	(17)	278	(10,114)	—	(37,414)
Equity in pretax income (loss) of consolidated subsidiaries	(32,783)	(12,170)	(270)	(372)	624	—	44,971	—
Interest expense, net	(604)	(37)	(87)	(396)	(125)	(375)	—	(1,624)
Other expense, net	(66)	(809)	(8)	(118)	(14)	(1,187)	(139)	(2,341)
Minority interest expense, net	—	—	—	—	—	(278)	—	(278)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(41,657)	(32,335)	(403)	(903)	763	(11,954)	44,832	(41,657)
Income tax benefit (provision)	(313)	125	(759)	(555)	(309)	(883)	2,381	(313)

Income (loss) before discontinued operations and cumulative effect of accounting change	(41,970)	(32,210)	(1,162)	(1,458)	454	(12,837)	47,213	(41,970)
Discontinued operations, net of tax	(1,012)	—	(1,012)	(1,012)	—	(1,012)	3,036	(1,012)

Income (loss) before cumulative effect of accounting change	(42,982)	(32,210)	(2,174)	(2,470)	454	(13,849)	50,249	(42,982)
Cumulative effect of accounting change, net of tax	(54,235)	—	(54,235)	(42,902)	(11,333)	(52,048)	160,518	(54,235)

Net loss	$(97,217)	$(32,210)	$(56,409)	$(45,372)	$(10,879)	$(65,897)	$210,767	$(97,217)

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Balance Sheet

December 31, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
ASSETS
Current assets
Cash and equivalents	$5,568	$12	$(1)	$84	$(15)	$491	$—	$6,139
Restricted cash	—	150	—	—	—	—	—	150
Receivables, net	30	201	—	(2)	(7)	5,290	—	5,512
Inventories	—	3	—	—	5	1,729	—	1,737
Prepaid expenses and other current assets	50	113	—	—	4	934	—	1,101

Total current assets	5,648	479	(1)	82	(13)	8,444	—	14,639
Noncurrent inventories and film costs	—	—	—	—	—	4,415	—	4,415
Investments in amounts due to and from consolidated subsidiaries	79,253	860	84,668	72,077	17,646	—	(254,504)	—
Investments, including available-for-sale securities	19	1,175	381	—	397	4,149	(1,418)	4,703
Property, plant and equipment	538	1,085	—	—	107	11,364	—	13,094
Intangible assets subject to amortization	—	38	—	—	—	3,854	—	3,892
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,795	1,477	—	—	2,795	33,600	—	39,667
Other assets	1,165	331	653	—	23	2,156	(1,055)	3,273

Total assets	$88,418	$5,445	$85,701	$72,159	$21,596	$106,997	$(256,977)	$123,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8	$96	$—	$—	$2	$1,388	$—	$1,494
Participations payable	—	—	—	—	—	2,579	—	2,579
Royalties and programming costs payable	—	21	—	—	2	995	—	1,018
Deferred revenue	—	371	—	—	—	1,126	—	1,497
Debt due within one year	1,000	112	—	502	2	56	—	1,672
Other current liabilities	909	897	17	184	129	4,186	(9)	6,313
Current liabilities of discontinued operations	—	—	—	—	—	51	—	51

Total current liabilities	1,917	1,497	17	686	135	10,381	(9)	14,624
Long-term debt	10,024	154	1,483	4,752	320	5,026	(1,056)	20,703
Debt due (from) to affiliates	(1,056)	—	—	—	1,647	1,056	(1,647)	—
Deferred income taxes	14,943	(175)	15,118	13,349	1,849	15,198	(45,339)	14,943
Deferred revenue	—	2	—	—	—	903	—	905
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	319	65	689	—	13	3,255	—	4,341
Noncurrent liabilities of discontinued operations	—	—	20	—	—	18	—	38
Minority interests	—	—	—	—	—	6,981	(1,467)	5,514
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(454)	(1,544)	(4,700)	(3,963)	(23,018)	33,679	—
Other shareholders’ equity	60,771	4,356	69,918	58,072	21,595	87,197	(241,138)	60,771

Total shareholders’ equity	60,771	3,902	68,374	53,372	17,632	64,179	(207,459)	60,771

Total liabilities and shareholders’ equity	$88,418	$5,445	$85,701	$72,159	$21,596	$106,997	$(256,977)	$123,339

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Balance Sheet

December 31, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(restated; millions)
ASSETS
Current assets
Cash and equivalents	$2,208	$(39)	$(1)	$89	$52	$731	$—	$3,040
Receivables, net	49	190	—	—	144	4,525	—	4,908
Inventories	—	—	—	—	1	1,389	—	1,390
Prepaid expenses and other current assets	33	138	—	—	7	1,077	—	1,255
Current assets of discontinued operations	—	—	—	—	—	1,675	—	1,675

Total current assets	2,290	289	(1)	89	204	9,397	—	12,268
Noncurrent inventories and film costs	—	—	—	—	—	4,465	—	4,465
Investments in amounts due to and from consolidated subsidiaries	75,674	676	87,030	74,184	18,054	—	(255,618)	—
Investments, including available-for-sale securities	18	521	282	—	282	3,806	(1,139)	3,770
Property, plant and equipment	417	1,159	—	—	384	10,599	—	12,559
Intangible assets subject to amortization	—	59	—	—	—	4,170	—	4,229
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,882	1,483	—	—	2,797	33,297	—	39,459
Other assets	1,096	431	228	1	—	1,967	(981)	2,742
Noncurrent assets of discontinued operations	—	—	—	—	—	2,632	—	2,632

Total assets	$81,377	$4,618	$87,539	$74,274	$22,362	$109,348	$(257,738)	$121,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5	$47	$—	$—	$23	$1,554	$—	$1,629
Participations payable	—	—	—	—	—	1,955	—	1,955
Royalties and programming costs payable	—	—	—	—	—	1,022	—	1,022
Deferred revenue	—	457	—	—	—	1,274	—	1,731
Debt due within one year	—	1,325	—	303	455	204	—	2,287
Other current liabilities	489	1,146	21	190	227	4,041	(17)	6,097
Current liabilities of discontinued operations	—	—	—	—	—	1,574	—	1,574

Total current liabilities	494	2,975	21	493	705	11,624	(17)	16,295
Long-term debt	10,945	213	1,477	5,283	333	6,188	(981)	23,458
Debt due (from) to affiliates	(982)	—	—	—	1,647	982	(1,647)	—
Deferred income taxes	12,655	(3,743)	17,034	15,424	1,690	17,114	(47,519)	12,655
Deferred revenue	—	20	—	—	—	935	—	955
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	552	92	441	—	15	3,352	—	4,452
Noncurrent liabilities of discontinued operations	—	—	—	—	—	901	—	901
Minority interests	—	—	—	1	—	6,738	(1,388)	5,351
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	2,028	4,187	259	(2,546)	(18,608)	14,680	—
Other shareholders’ equity	56,213	3,033	64,379	52,814	20,518	80,122	(220,866)	56,213

Total shareholders’ equity	56,213	5,061	68,566	53,073	17,972	61,514	(206,186)	56,213

Total liabilities and shareholders’ equity	$81,377	$4,618	$87,539	$74,274	$22,362	$109,348	$(257,738)	$121,780

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(millions)
OPERATIONS
Net income (loss)	$3,364	$784	$3,287	$2,496	$1,051	$3,806	$(11,424)	$3,364
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(34)	(34)	—	—	—	(34)	68	(34)
Depreciation and amortization	42	604	—	—	25	2,536	—	3,207
Amortization of film costs	—	—	—	—	—	2,925	—	2,925
Asset impairments	—	10	—	—	—	—	—	10
Loss on writedown of investments	—	12	—	—	—	3	—	15
Gain on sale of investments, net	—	(300)	—	—	(120)	(27)	—	(447)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(6,047)	(46)	(5,102)	(4,334)	(1,275)	—	16,804	—
Equity in losses of investee companies and cash distributions	—	(6)	—	—	(7)	33	—	20
Changes in operating assets and liabilities, net of acquisitions	6,801	(179)	7,903	7,094	2,140	1,548	(27,751)	(2,444)
Adjustment relating to discontinued operations	—	—	—	—	—	2	—	2

Cash provided (used) by operations	4,126	845	6,088	5,256	1,814	10,792	(22,303)	6,618
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(14)	—	—	2	(865)	—	(877)
Advances to parents and consolidated subsidiaries	(1,053)	—	(357)	—	(42)	—	1,452	—
Capital expenditures and product development costs from continuing operations	(165)	(329)	—	—	(119)	(2,411)	—	(3,024)
Investment proceeds from available-for-sale-securities	—	525	—	—	—	7	—	532
Other investment proceeds	—	83	—	—	146	2,637	—	2,866

Cash provided (used) by investing activities	(1,218)	265	(357)	—	(13)	(632)	1,452	(503)
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,631	—	1,631
Debt repayments	—	(1,285)	—	(302)	(450)	(2,797)	—	(4,834)
Change due to/from parent	74	402	(5,731)	(4,959)	(1,418)	(9,219)	20,851	—
Proceeds from exercise of stock options	353	—	—	—	—	—	—	353
Principal payments on capital leases	—	(176)	—	—	—	(15)	—	(191)
Other	25	—	—	—	—	—	—	25

Cash provided (used) by financing activities	452	(1,059)	(5,731)	(5,261)	(1,868)	(10,400)	20,851	(3,016)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,360	51	—	(5)	(67)	(240)	—	3,099

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,208	(39)	(1)	89	52	731	—	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$5,568	$12	$(1)	$84	$(15)	$491	$—	$6,139

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2003

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(restated; millions)
OPERATIONS
Net income (loss)	$2,639	$1,218	$1,863	$1,501	$565	$2,108	$(7,255)	$2,639
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	12	—	12	7	5	12	(36)	12
Depreciation and amortization	25	638	1	—	26	2,449	—	3,139
Amortization of film costs	—	—	—	—	—	2,584	—	2,584
Asset impairments	—	—	—	—	—	318	—	318
Loss on writedown of investments	12	96	—	—	—	104	—	212
Gain on sale of investments, net	—	(194)	—	—	—	(616)	—	(810)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(5,237)	213	(4,053)	(3,789)	(600)	—	13,466	—
Equity in losses of investee companies and cash distributions	—	49	—	—	1	104	—	154
Changes in operating assets and liabilities, net of acquisitions	8,110	272	6,744	4,309	573	1,535	(24,035)	(2,492)
Adjustment relating to discontinued operations	—	—	—	—	—	845	—	845

Cash provided (used) by operations	5,561	2,292	4,567	2,028	570	9,443	(17,860)	6,601
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	1	—	—	(103)	(468)	—	(570)
Investment and acquisitions from discontinued operations	—	—	—	—	—	(52)	—	(52)
Advances to parents and consolidated subsidiaries	(99)	(583)	(12)	(104)	—	103	695	—
Capital expenditures and product development costs from continuing operations	—	(411)	—	—	(116)	(2,234)	—	(2,761)
Capital expenditures of discontinued operations	—	—	—	—	—	(126)	—	(126)
Investment proceeds from available-for-sale-securities	—	1,056	—	—	1	22	—	1,079
Investment proceeds from discontinued operations	—	—	—	—	—	1,056	—	1,056
Other investment proceeds	—	9	—	—	—	1,442	—	1,451

Cash provided (used) by investing activities	(99)	72	(12)	(104)	(218)	(257)	695	77
FINANCING ACTIVITIES
Borrowings	1,163	—	—	—	—	1,329	—	2,492
Debt repayments	(4,314)	(121)	—	(370)	—	(4,509)	2,084	(7,230)
Change due to/from parent	—	(2,096)	(4,556)	(3,657)	(329)	(6,526)	17,164	—
Redemption of redeemable preferred securities of subsidiary	(813)	—	—	—	—	—	—	(813)
Proceeds from exercise of stock options	372	—	—	—	—	—	—	372
Principal payments on capital leases	—	(174)	—	—	—	(4)	—	(178)
Other	(11)	—	—	—	—	—	—	(11)

Cash provided (used) by financing activities	(3,603)	(2,391)	(4,556)	(4,027)	(329)	(9,710)	19,248	(5,368)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,859	(27)	(1)	(2,103)	23	(524)	2,083	1,310

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	349	(12)	—	2,192	29	1,255	(2,083)	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$2,208	$(39)	$(1)	$89	$52	$731	$—	$3,040

TIME WARNER INC.

SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2002

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

	(restated; millions)
OPERATIONS
Net income (loss)	$(97,217)	$(32,210)	$(56,409)	$(45,372)	$(10,879)	$(65,897)	$210,767	$(97,217)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	54,235	—	54,235	42,902	11,333	52,048	(160,518)	54,235
Depreciation and amortization	16	549	1	—	23	2,174	—	2,763
Amortization of film costs	—	—	—	—	—	2,536	—	2,536
Asset impairments	8,120	19,959	—	—	—	14,432	—	42,511
Loss on writedown of investments	92	765	—	106	—	1,249	—	2,212
Gain on sale of investments, net	—	(35)	—	—	—	(101)	—	(136)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	34,623	13,310	875	714	(296)	—	(49,226)	—
AOL Europe capitalization	—	(7,160)	—	—	—	7,160	—	—
Equity in losses of investee companies and cash distributions	—	137	—	12	—	217	—	366
Changes in operating assets and liabilities, net of acquisitions	1,214	(1,400)	3,609	3,496	388	(2,224)	(7,247)	(2,164)
Adjustments relating to discontinued operations	—	—	—	—	—	1,651	—	1,651

Cash provided (used) by operations	1,083	(6,085)	2,311	1,858	569	13,245	(6,224)	6,757
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(159)	(102)	—	—	—	(7,133)	—	(7,394)
Investments and acquisitions from discontinued operations	—	—	—	—	—	(162)	—	(162)
Advances to parents and consolidated subsidiaries	(7,501)	—	(432)	(490)	—	(663)	9,086	—
Capital expenditures and product development costs from continuing operations	—	(490)	—	—	(30)	(2,323)	—	(2,843)
Capital expenditures from discontinued operations	—	—	—	—	—	(386)	—	(386)
Investment proceeds from available-for-sale-securities	—	128	—	—	—	59	—	187
Other investment proceeds	—	198	—	—	—	163	—	361

Cash provided (used) by investing activities	(7,660)	(266)	(432)	(490)	(30)	(10,445)	9,086	(10,237)
FINANCING ACTIVITIES
Borrowings	18,711	41	3,100	—	—	3,213	(1,530)	23,535
Debt repayments	(11,990)	—	(3,700)	—	—	(4,474)	1,180	(18,984)
Change in due to/from parent	—	6,313	(1,279)	(1,013)	(596)	(564)	(2,861)	—
Redemption of redeemable preferred securities of subsidiary	—	—	—	—	—	(255)	—	(255)
Proceeds from exercise of stock options	297	—	—	—	—	—	—	297
Current period repurchases of common stock	(102)	—	—	—	—	—	—	(102)
Dividends paid and partnership distributions of discontinued operations, net	—	—	—	—	—	(11)	—	(11)
Principal payments on capital leases	—	(56)	—	—	—	(5)	—	(61)
Other	20	—	—	—	—	—	—	20

Cash provided (used) by financing activities	6,936	6,298	(1,879)	(1,013)	(596)	(2,096)	(3,211)	4,439
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	359	(53)	—	355	(57)	704	(349)	959

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	(10)	41	—	1,837	86	551	(1,734)	771

CASH AND EQUIVALENTS AT END OF PERIOD	$349	$(12)	$—	$2,192	$29	$1,255	$(2,083)	$1,730

TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
(millions)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

2004:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$799	$344	$(521)	$622
Reserves for sales returns and allowances	1,280	2,059	(1,852)	1,487

Total	$2,079	$2,403	$(2,373)	$2,109

2003:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$879	$411	$(491)	$799
Reserves for sales returns and allowances	1,206	1,712	(1,638)	1,280

Total	$2,085	$2,123	$(2,129)	$2,079

2002:
Reserve deducted from accounts receivable:
Allowance for doubtful accounts	$794	$680	$(595)	$879
Reserves for sales returns and allowances	740	1,536	(1,070)	1,206

Total	$1,534	$2,216	$(1,665)	$2,085

EXHIBIT INDEX

Exhibit			Sequential
Number		Description	Page Number

2.1		Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp., Comcast of Georgia, Inc., (formerly named MediaOne of Colorado, Inc., “Comcast of Georgia”), MOTH Holdings, Inc. (renamed Time Warner Cable Inc. at closing of the TWE Restructuring, and successor to MOTH Holdings, Inc., which was formerly named MediaOne TWE Holdings, Inc., “TWC Inc.”), Comcast Holdings Corporation (formerly named Comcast Corporation, “Comcast Holdings”), Comcast Corporation (“Comcast”), the Registrant, TWI Cable Inc. (“TWIC”), Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2002).	*
2.2		Amendment No. 1 to the Restructuring Agreement, dated as of March 31, 2003, by and among TWE, Comcast of Georgia, TWC Inc., Comcast Holdings, Comcast, the Registrant, TWIC, WCI, ATC, TWE Holdings I Trust, a Delaware statutory trust (“Trust I”), TWE Holdings II Trust, a Delaware statutory trust (“Trust II”), and TWE Holdings III Trust, a Delaware statutory trust (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2003 (the “March 2003 Form 8-K”)).	*
3.1(a	)	Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2001 (the “January 2001 Form 8-K”)).	*
3.1(b	)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series LMC Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s January 2001 Form 8-K).	*
3.1(c	)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series LMCN-V Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s January 2001 Form 8-K).	*
3.1(d	)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series A Mandatorily Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 31, 2003 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s March 2003 Form 8-K).	*
3.1(e	)	Certificate of Ownership and Merger merging a wholly owned subsidiary into the Registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware as filed with the Secretary of State of the State of Delaware and as became effective on October 16, 2003 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 16, 2003).	*
3.2		By-laws of the Registrant as of January 22, 2004 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”)).	*
4.1		Indenture dated as of June 1, 1998 among Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TWCI”), Turner Broadcasting System, Inc. (“TBS”) and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Trustee (“JPMorgan Chase Bank”) (incorporated herein by reference to Exhibit 4 to Historic TW’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12259)).	*

i

Exhibit		Sequential
Number	Description	Page Number

4.2	First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, America Online, Inc. (“America Online”), TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).	*
4.3	Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637) (“TWCI’s July 1992 Form 8-K”)).	*
4.4	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993 (“TWE’s 1993 Form S-4”)).	*
4.5	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to TWE’s 1993 Form S-4).	*
4.6	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-12878) (“TWE’s 1993 Form 10-K”)).	*
4.7	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-12878)).	*
4.8	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-12259) (the “Historic TW 1997 Form 10-K”)).	*
4.9	Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Historic TW 1997 Form 10-K).	*
4.10	Eighth Supplemental Indenture, dated as of December 9, 2003, among Historic TW, TWE, WCI, ATC, TWC Inc. and BONY, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant’s 2003 Form 10-K).	*
4.11	Ninth Supplemental Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, TWC Inc. and BONY, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).	*
4.12	Indenture dated as of January 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.11 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-8637)).	*
4.13	First Supplemental Indenture dated as of June 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).	*

Exhibit		Sequential
Number	Description	Page Number

4.14	Second Supplemental Indenture dated as of October 10, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*
4.15	Third Supplemental Indenture dated as of December 31, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-12259) (the “Historic TW 1996 Form 10-K”)).	*
4.16	Fourth Supplemental Indenture dated as of December 17, 1997 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.4 to Historic TW’s, TWCI’s and TBS’s Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).	*
4.17	Fifth Supplemental Indenture dated as of January 12, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.5 to Historic TW’s, TWCI’s and TBS’s 1998 Form S-4).	*
4.18	Sixth Supplemental Indenture dated as of March 17, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.15 to the Historic TW 1997 Form 10-K).	*
4.19	Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, America Online, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s 2000 Form 10-K).	*
4.20	Trust Agreement dated as of April 1, 1998 (the “Historic TW Trust Agreement”) among Historic TW, as Grantor, and U.S. Trust Company of California, N.A., as Trustee (“US Trust Company”) (incorporated herein by reference to Exhibit 4.16 to the Historic TW 1997 Form 10-K). (WCI and Time Inc., as grantors, have entered into Trust Agreements dated March 31, 2003 and April 1, 1998, respectively, with U.S. Trust Company that are substantially identical in all material respects to the Historic TW Trust Agreement).	*
4.21	Indenture dated as of April 19, 2001 among the Registrant, America Online, Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).	*
10.1	Time Warner 1989 Stock Incentive Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.3 to the Historic TW Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-12259) (the “Historic TW 1999 Form 10-K”)).	*
10.2	AOL Time Warner Inc. 1994 Stock Option Plan, as amended through January 16, 2003 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”)).	*
10.3	Time Warner Corporate Group Stock Incentive Plan, as amended through November 18, 1999 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 2002 Form 10-K).	*
10.4	Time Warner Publishing Group Stock Incentive Plan, as amended through November 18, 1999 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s 2002 Form 10-K).	*
10.5	Time Warner Inc. 1997 Stock Option Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.7 to the Historic TW 1999 Form 10-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.6	America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the America Online Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-12143)).	*
10.7	Time Warner Inc. 1999 Stock Plan, as amended through January 21, 2005 (the “1999 Stock Plan”) (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2005 (the “January 2005 Form 8-K”)).	*
10.8	Form of Non-Qualified Stock Option Agreement, Directors Version 4 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s January 2005 Form 8-K).	*
10.9	Form of Restricted Stock Purchase Agreement (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.6 to the Registrant’s January 2005 Form 8-K).	*
10.10	Form of Annex 1 to Restricted Stock Purchase Agreement, Version 3 (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s January 2005 Form 8-K).	*
10.11	Time Warner Inc. 1999 Restricted Stock and Restricted Stock Unit Plan, as amended through January 21, 2005 (the “1999 Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.8 to the Registrant’s January 2005 Form 8-K).	*
10.12	Form of Restricted Shares Agreement (for awards of restricted stock under the 1999 Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.9 to the Registrant’s January 2005 Form 8-K).	*
10.13	Form of Annex A to the Restricted Shares Agreement, Version 3 (for awards of restricted stock under the 1999 Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.10 to the Registrant’s January 2005 Form 8-K).	*
10.14	Form of Restricted Stock Units Agreement, General RSU Agreement, Version 1 (for awards of restricted stock units under the 1999 Stock Plan and the 1999 Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.11 to the Registrant’s January 2005 Form 8-K).	*
10.15	Time Warner Inc. 2003 Stock Incentive Plan, as amended through November 20, 2003 (the “2003 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2003 Form 10-K).	*
10.16	Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.12 to the Registrant’s January 2005 Form 8-K).	*
10.17	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 2 (for awards of stock options to executive officers of the Registrant under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.13 to the Registrant’s January 2005 Form 8-K).	*
10.18	Form of Notice of Grant of Restricted Stock (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.14 to the Registrant’s January 2005 Form 8-K).	*
10.19	Form of Restricted Stock Agreement, Version 2 (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.15 to the Registrant’s January 2005 Form 8-K).	*
10.20	Form of Notice of Grant of Restricted Stock Units (for awards of restricted stock units under the 1999 Stock Plan, the 1999 Restricted Stock Plan and the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.16 to the Registrant’s January 2005 Form 8-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.21	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.17 to the Registrant’s January 2005 Form 8-K).	*
10.22	Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through January 21, 2005 (the “Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s January 2005 Form 8-K).	*
10.23	Form of Restricted Shares Agreement (for awards of restricted stock under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s January 2005 Form 8-K).	*
10.24	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s January 2005 Form 8-K).	*
10.25	Time Warner 1996 Stock Option Plan for Non-Employee Directors, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2000 Form 10-K).	*
10.26	Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-8637)).	*
10.27	Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended through May 21, 2004.
10.28	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, as updated by the section titled “Changes to Director Compensation Program” of the Registrant’s January 2005 Form 8-K).	*
10.29	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Historic TW 1996 Form 10-K).	*
10.30	Amended and Restated Time Warner Annual Bonus Plan for Executive Officers, as amended through January 22, 2004 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s 2003 Form 10-K).	*
10.31	Time Warner Inc. Deferred Compensation Plan, as amended and restated as of August 1, 2001 (the “Deferred Compensation Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).	*
10.32	Amendment No. 1 to the Deferred Compensation Plan, effective October 15, 2001 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	*
10.33	Amendment No. 2 to the Deferred Compensation Plan, effective August 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 Form 10-Q”)).	*
10.34	Amendment No. 3 to the Deferred Compensation Plan, effective January 1, 2004 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s 2003 Form 10-K).	*
10.35	Employment Agreement made December 18, 2003, effective as of December 17, 2003, between the Registrant and Richard D. Parsons (incorporated herein by reference to Exhibit 10.20 to the Registrant’s 2003 Form 10-K).	*

v

Exhibit		Sequential
Number	Description	Page Number

10.36	Confidentiality, Non-Competition and Ownership of Work Product Agreement effective December 17, 2003, and as part of the Employment Agreement made December 18, 2003, between the Registrant and Richard D. Parsons (incorporated herein by reference to Exhibit 10.21 to the Registrant’s 2003 Form 10-K).	*
10.37	Employment Agreement made December 22, 2003, effective as of December 22, 2003, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.22 to the Registrant’s 2003 Form 10-K).	*
10.38	Confidentiality, Non-Competition and Ownership of Work Product Agreement effective December 22, 2003, and as part of the Employment Agreement made December 22, 2003, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.23 to the Registrant’s 2003 Form 10-K).	*
10.39	Employment Agreement made March 20, 2001, effective as of March 1, 2001, between the Registrant and Paul T. Cappuccio.
10.40	Employment Agreement made February 27, 2003, effective as of November 1, 2001, between the Registrant and Wayne H. Pace (incorporated herein by reference to Exhibit 10.25 to the Registrant’s 2003 Form 10-K).	*
10.41	Employment Agreement effective as of January 1, 2002 between Time Inc., a Delaware corporation, and Don Logan (incorporated herein by reference to Exhibit 10.28 to the Registrant’s 2002 Form 10-K).	*
10.42	Letter Amendment effective October 28, 2004, amending the Employment Agreement effective as of January 1, 2002, between the Registrant and Don Logan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2004).	*
10.43	Agreement Containing Consent Orders, including the Decision and Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s January 2001 Form 8-K).	*
10.44	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s January 2001 Form 8-K).	*
10.45	Second Amended and Restated LMC Agreement dated as of September 22, 1995 among TWCI, Liberty Media Corporation (“LMC”), TCI Turner Preferred, Inc., Communication Capital Corp. and United Cable Turner Investment, Inc. (incorporated herein by reference to Exhibit 10(a) to TWCI’s Current Report on Form 8-K dated September 6, 1996 (File No. 1-8637) (“TWCI’s September 1996 Form 8-K”)).	*
10.46	Agreement Containing Consent Order dated August 14, 1996 among TWCI, TBS, Tele-Communications, Inc., LMC and the Federal Trade Commission (incorporated herein by reference to Exhibit 2(b) to TWCI’s September 1996 Form 8-K).	*
10.47	Investors Agreement (No. 1) dated as of October 10, 1996 among Historic TW, R.E. Turner, Turner Outdoor Inc. and Turner Partners, LP (incorporated herein by reference to Exhibit 10.23 to the Historic TW 1996 Form 10-K).	*
10.48	$7.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2002 and amended and restated as of June 30, 2004, among the Registrant and TW Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co- Syndication Agents, and ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).	*

Exhibit		Sequential
Number	Description	Page Number

10.49	$4.0 Billion 5-Year Revolving Credit Agreement, dated as of December 9, 2003 and amended and restated as of November 23, 2004, among TWC Inc. and TWE, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A. and Deutsche Bank AG New York Branch, as Co-Syndication Agents, and ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2004).	*
10.50	Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the Letter Agreement dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among TWCI and certain of its subsidiaries, ITOCHU Corporation (“ITOCHU”) and Toshiba Corporation (“Toshiba”) (“TWE Partnership Agreement, as amended”) (incorporated herein by reference to Exhibit(A) to TWCI’s Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and Exhibit 10(b) and 10(c) to TWCI’s July 1992 Form 8-K).	*
10.51	Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, TWCI, US WEST, Inc., and certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended (incorporated herein by reference to Exhibit 3.2 to TWE’s 1993 Form 10-K).	*
10.52	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among TWC Inc., Trust I, ATC, Comcast and the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant’s March 2003 Form 8-K).	*
10.53	Registration Rights Agreement, dated as of August 20, 2002, by and between Comcast of Georgia and the Registrant (incorporated herein by reference to Exhibit 10.14 to the Registrant’s September 2002 Form 10-Q).	*
10.54	Amendment No. 1 to the Registration Rights Agreement, dated as of March 31, 2003, by and between Trust II and the Registrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s March 2003 Form 8-K).	*
10.55	Registration Rights Agreement, dated as of March 31, 2003, by and between the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 4.4 to the Registrant’s March 2003 Form 8-K).	*
10.56	Registration Rights Agreement, dated as of March 31, 2003, by and among Trust II, the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 4.5 to the Registrant’s March 2003 Form 8-K).	*
10.57	Tolling and Optional Redemption Agreement (“Tolling and Optional Redemption Agreement”), dated as of September 24, 2004, by and among Comcast Cable Communications Holdings, Inc. (“Comcast Holdings”), MOC Holdco II, Inc. (“MOC Holdco”), Trust I, Trust II, Comcast, Cable Holdco Inc. (“Holdco”) and TWC Inc. (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 24, 2004).	*
10.58	Amendment No. 1 to the Tolling and Optional Redemption Agreement, dated as of February 17, 2005, among Comcast Holdings, MOC Holdco, Trust I, Trust II, Comcast, Holdco and TWC Inc.
10.59	Parent Agreement, dated as of March 31, 2003, by and among TWC Inc., the Registrant and Trust II (incorporated herein by reference to Exhibit 10.5 to the Registrant’s March 2003 Form 8-K).	*
10.60	Partnership Interest Sale Agreement, dated as of March 31, 2003, by and among TWC Inc., the Registrant, Comcast and Trust I (incorporated herein by reference to Exhibit 10.6 to the Registrant’s March 2003 Form 8-K).	*
10.61	Reimbursement Agreement, dated as of March 31, 2003, by and among TWC Inc., the Registrant, WCI, ATC and TWE (incorporated herein by reference to Exhibit 10.7 to the Registrant’s March 2003 Form 8-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.62	Brand License Agreement, dated as of March 31, 2003, by and between Warner Bros. Entertainment Inc. and TWC Inc. (incorporated herein by reference to Exhibit 10.8 to the Registrant’s March 2003 Form 8-K).	*
10.63	Tax Matters Agreement, dated as of March 31, 2003, between the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 10.9 to the Registrant’s March 2003 Form 8-K).	*
10.64	Brand and Trade Name License Agreement, dated as of March 31, 2003, by and among the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s March 2003 Form 8-K).	*
10.65	Amended and Restated Distribution Agreement, dated as of March 31, 2003, by and among TWE, WCI, the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 2.3 to the Registrant’s March 2003 Form 8-K).	*
10.66	Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.16 to the Registrant’s September 2002 Form 10-Q).	*
10.67	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Registrant’s March 2003 Form 8-K).	*
10.68	Amended and Restated Contribution Agreement, dated as of March 31, 2003, by and among WCI, the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 2.4 to the Registrant’s March 2003 Form 8-K).	*
10.69	Intellectual Property Agreement dated as of August 20, 2002 by and between TWC Inc. and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.18 to the Registrant’s September 2002 Form 10-Q).	*
10.70	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWC Inc. and WCI (incorporated herein by reference to Exhibit 10.4 to the Registrant’s March 2003 Form 8-K).	*
10.71	Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership (“Advance/Newhouse”), and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N Partnership”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 (File No. 1-2878)).	*
10.72	Amended and Restated Partnership Agreement of TWE-A/N Partnership entered into as of February 1, 2001 by and between TWE, Advance/Newhouse and Paragon Communications (“Paragon”) (incorporated herein by reference to Exhibit 10.46 to the Registrant’s 2000 Form 10-K).	*
10.73	First Amendment to the Amended and Restated Partnership Agreement of TWE-A/ N Partnership dated as of March 1, 2001 among TWE, Advance/ Newhouse and Paragon (incorporated herein by reference to Exhibit 10.47 to the Registrant’s 2000 Form 10-K).	*
10.74	Seconded Amended and Restated Partnership Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 2002 Form 10-Q”)).	*
10.75	Third Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of December 31, 2002 among TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (the “December 2002 Form 8-K”)).	*

Exhibit		Sequential
Number	Description	Page Number

10.76	Amended and Restated Transaction Agreement, dated as of October 27, 1997 among Advance Publications, Advance/Newhouse, TWE, TW Holding Co. and TWE-A/N Partnership (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 (File No. 1-12259)).	*
10.77	Transaction Agreement No. 2, dated as of June 23, 1998 among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12259) (“Historic TW’s 1998 Form 10-K”)).	*
10.78	Transaction Agreement No. 3, dated as of September 15, 1998 among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.39 to Historic TW’s 1998 Form 10-K).	*
10.79	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001 among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.53 to the Registrant’s 2000 Form 10-K).	*
10.80	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.1 to the Registrant’s June 2002 Form 10-Q).	*
10.81	Consent and Agreement dated as of December 31, 2002 among TWE-A/N Partnership, TWE, Paragon, Advance/Newhouse, TWEAN Subsidiary LLC (“TWEAN Subsidiary”) and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the Registrant’s December 2002 Form 8-K).	*
10.82	Pledge Agreement dated as of December 31, 2002 among TWE-A/N Partnership, Advance/Newhouse, TWEAN Subsidiary and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the Registrant’s December 2002 Form 8-K).	*
10.83	Deferred Prosecution Agreement entered into December 15, 2004 between America Online, the United States Attorney’s Office for the Eastern District of Virginia (“EDVA”) and the United States Department of Justice, Criminal Division (“DOJ”) (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 15, 2004) (the “December 2004 Form 8-K”).	*
10.84	Letter Agreement dated December 15, 2004 between the Registrant, EDVA and DOJ (incorporated herein by reference to Exhibit 99.3 to the Registrant’s December 2004 Form 8-K).	*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	†

*	Incorporated by reference.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to

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

x