Form 10-Q
period 2005-03-31
TIME WARNER INC
filed 2005-05-04
CIK 1105705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

for the quarterly period ended March 31, 2005 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

of 1934 for the transition period from                      to                      ..

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of April 29, 2005

Common Stock — $.01 par value	4,589,382,348
Series LMCN-V Common Stock — $.01 par value	96,315,431

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2005 compared to the same period in 2004. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2005 and cash flows for the three months ended March 31, 2005.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

OVERVIEW

     Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company has produced and distributed films including The Lord of the Rings trilogy, the Harry Potter series, Million Dollar Baby and The Polar Express and television programs including ER, Two and a Half Men and The West Wing. During the three months ended March 31, 2005, the Company generated revenues of $10.483 billion (up 3% from $10.185 billion in 2004), Operating Income before Depreciation and Amortization of $2.581 billion (up 7% from $2.405 billion in 2004), Operating Income of $1.779 billion (up 10% from $1.616 billion in 2004), Net Income of $963 million (flat from $961 million in 2004), Cash Provided by Operations of $1.854 billion (up slightly from $1.819 billion in 2004) and Free Cash Flow of $1.173 billion (up 9% from $1.073 billion in 2004).

Time Warner Businesses

     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.

     AOL. America Online, Inc. (“AOL” or “America Online”) is a leader in interactive services, web brands, Internet technologies and e-commerce services, with 28.0 million total AOL brand subscribers in the U.S. and Europe at March 31, 2005. AOL reported total revenues of $2.133 billion (20% of the Company’s overall revenues), $518 million in Operating Income before Depreciation and Amortization and $324 million in Operating Income for the three months ended March 31, 2005. AOL generates its revenues primarily from subscription fees charged to subscribers and from providing advertising services.

     America Online is organized into four business units: Access, Audience, Digital Services and International. This structure reflects AOL’s increased emphasis on generating higher advertising and search revenues, which the Company believes will continue to grow for the foreseeable future.

     Over the past several years, the AOL Access business has experienced significant declines in U.S. subscribers and related Subscription revenues, and these declines are expected to continue. Driving this decrease is the continued industry-wide maturing of the premium dial-up services business, as consumers migrate to high-speed broadband and lower-cost dial-up services. AOL continues to develop, change, test and implement marketing and new product strategies to attract and retain subscribers. For example, AOL recently launched a new AOL brand marketing campaign and Voice Over Internet Protocol service for AOL subscribers.

     AOL’s Audience business strategy focuses on generating Advertising revenue by expanding its audience and increasing usage across all of its properties, including properties such as AOL.com, MapQuest, Moviefone and AOL Instant Messenger. A key component of the Audience business strategy is the planned re-launch in the second half of 2005 of the publicly available version of the AOL.com web portal that will include a portion of AOL’s content that today is typically only available to AOL subscribers. AOL seeks to generate Advertising revenue from this increased traffic through the use of branded advertising and performance-based advertising, including paid-search advertising, as well as from increased utilization and optimization of AOL advertising inventory. The acquisition of Advertising.com Inc. (“Advertising.com”) in the third quarter of 2004 also provides incremental growth in Advertising revenues, primarily through third-party performance-based advertising.

     In the first quarter of 2005, AOL and Time Warner Cable Inc. announced a strategic agreement to develop a customized broadband offering for their current AOL and Road Runner subscribers, as well as other prospects across the Time Warner Cable Inc. coverage area. The Road Runner service will continue to be available on a stand-alone basis for those subscribers who elect not to take the new offering. This agreement allows AOL to proactively migrate its subscribers to the customized broadband offering and also to share in a portion of future subscriber revenues generated. AOL anticipates some decline in near-term revenues from this migration, but expects to experience an increase in the overall subscriber life of its revenue stream. Under the agreement, AOL will manage the advertising and search opportunities for both the new offering and the Road Runner portal, providing an increase

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

in its audience size and the potential to earn revenues from online advertising, search, commerce and premium services. Time Warner Cable will share in a portion of the Advertising revenues generated. The agreement should benefit Time Warner Cable in accelerating its acquisition of high-speed data subscribers and provide its high-speed data customers additional value through access to AOL’s programming and features. The arrangement is in the early stages of implementation and the impact on Time Warner’s consolidated financial results is not expected to be significant during 2005. AOL is pursuing similar agreements with third parties that offer broadband services.

     AOL has taken steps over the past several years to align costs with the declining dial-up subscriber base. These efforts have resulted in reductions in the cost of operating AOL’s network through improved pricing and decreased levels of fixed commitments. These factors are expected to result in continued declines in operating costs throughout the remainder of 2005, although at a rate less than experienced in the first quarter of 2005.

     AOL’s International business unit, which primarily includes AOL Europe S.A. (“AOL Europe”), has focused on balancing its subscription and advertising businesses. In late 2004, the International business unit entered into a new, multi-year search arrangement that provides incremental Advertising revenues.

     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC Inc.”), is the second-largest cable operator in the U.S. (in terms of basic cable subscribers served). TWC Inc. managed approximately 10.9 million basic cable subscribers (including approximately 1.6 million subscribers of unconsolidated investees) at March 31, 2005, in highly clustered and upgraded systems in 27 states. TWC Inc. delivered $822 million of Operating Income before Depreciation and Amortization, more than any of the Company’s other reporting segments, and had revenues of $2.246 billion (21% of the Company’s overall revenues) and $426 million in Operating Income for the three months ended March 31, 2005. As part of the strategy to expand TWC Inc.’s cable footprint, on April 20, 2005, the Company entered into an agreement to acquire, in conjunction with Comcast Corporation, substantially all of the assets of Adelphia Communications Corporation (“Adelphia”) (Please refer to “Other Recent Developments” for further details).

     TWC Inc. offers three products — video, high-speed data and its newest service, Digital Phone. Video is TWC Inc.’s largest product in terms of revenues generated; however, the growth of its customer base for video cable service is limited as the customer base has matured and industry-wide competition from direct-to-home satellite services has increased. Nevertheless, TWC Inc. is continuing to increase its video revenues through its offerings of advanced digital video services such as Digital Video, Video-on-Demand (VOD), Subscription-Video-on-Demand (SVOD) and Digital Video Recorders (DVR) that are available in all of TWC Inc.’s 31 divisions. TWC Inc.’s digital video penetration provides a broad base of potential customers for these advanced services. Video programming costs represent a major component of TWC Inc.’s expenses and are expected to continue to increase reflecting an expansion of service offerings and contractual rate increases across TWC Inc.’s programming lineup.

     High-speed data service has been one of TWC Inc.’s fastest-growing products over the past several years and is a key driver of its results. TWC Inc. expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenue is being impacted by intensified competition for subscribers.

     TWC Inc.’s new voice product, Digital Phone, has been launched in all of its divisions and is available to over two-thirds of TWC Inc.’s homes passed. Digital Phone customers receive unlimited local, in-state and domestic long distance calling, as well as call waiting, caller ID, voicemail and enhanced “911” services for a monthly fixed fee. In the future, TWC Inc. intends to offer additional plans, including one that will provide unlimited local calling with separate long distance charges. Digital Phone enables TWC Inc. to offer its customers a combined, easy-to-use package of video, high-speed data and voice services, and to compete effectively against similar bundled products that are available from its competitors.

     In addition to the subscription services, TWC Inc. also earns revenue by selling advertising time to national, regional and local businesses.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     As previously noted, TWC Inc. and AOL recently announced a strategic agreement to develop a customized broadband offering. This arrangement should benefit TWC Inc. in accelerating its acquisition of high-speed data subscribers and provide its high-speed data customers additional value through access to AOL’s programming and features. TWC Inc. will also share with AOL in a portion of the Advertising revenues generated on both the new offering and Road Runner portal.

     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $3.014 billion (26% of the Company’s overall revenues), $410 million in Operating Income before Depreciation and Amortization and $328 million in Operating Income for the three months ended March 31, 2005.

     One of the world’s leading studios, Warner Bros. has diversified sources of revenues with its film and television businesses, combined with an extensive film library and global distribution infrastructure. This diversification has helped Warner Bros. deliver consistent long-term growth and performance. New Line is the oldest independent film company in the world. Its primary source of revenues is the creation and distribution of theatrical motion pictures.

     The sale of DVDs has been one of the largest drivers of the segment’s profit growth over the last few years. Warner Bros.’ library, consisting of more than 6,600 theatrical titles and 54,000 live-action and animated television titles, positions it to benefit from continuing growth in DVD sales.

     Warner Bros.’ industry-leading television business has experienced growing revenues, including the successful releases of television series into the home video market. For the 2004-2005 television season, Warner Bros. has more current productions on the air than any other studio, with prime-time series on all six broadcast networks (including such hits as Two and a Half Men, Joey, ER, Without a Trace, The O.C., Cold Case, Smallville and The West Wing).

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

     Networks. Time Warner’s Networks group is comprised of Turner Broadcasting System, Inc. (“Turner”), Home Box Office (“HBO”) and The WB Television Network (“The WB Network”). The Networks segment delivered revenues of $2.285 billion (20% of the Company’s overall revenues), $787 million in Operating Income before Depreciation and Amortization and $728 million in Operating Income for the three months ended March 31, 2005.

     The Turner networks — including such recognized brands as TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For the third straight year, more prime-time viewers watched advertising-supported cable TV networks than the national broadcast networks. For the first quarter of 2005, TNT ranked first among ad-supported cable networks in total day delivery of its key demographics, adults 18-49 and adults 25-54. TBS ranked first among ad-supported cable networks in prime time delivery of its key demographic, adults 18-34.

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

     HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service being the nation’s most widely distributed pay television network. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite companies and other affiliates. An additional source of revenue is from the ancillary sales of its original programming, including such programs as The Sopranos, Sex and the City, Six Feet Under, Band of Brothers and Deadwood.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     The WB Network is a broadcast television network whose target audience is the 12-34 age group demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. Like many of its broadcast network competitors, The WB Network has experienced a decline in its audience of young adults during the 2004-2005 television season. Because this is The WB Network’s target demographic, the loss had a proportionally larger effect on its overall audience delivery. Among other measures, The WB Network is now developing new programming designed to increase viewership among adults 18-34.

     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing, book publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $1.240 billion (12% of the Company’s overall revenues), $175 million in Operating Income before Depreciation and Amortization and $113 million in Operating Income for the three months ended March 31, 2005.

     Time Inc. publishes over 130 magazines globally, including People, Sports Illustrated, In Style, Southern Living, Time, Entertainment Weekly, Fortune, Real Simple, What’s on TV and Cooking Light. It generates revenues primarily from advertising, magazine subscription and newsstand sales, and drives growth through higher circulation and advertising on existing magazines, new magazine launches and acquisitions. Time Inc. owns IPC Media (the U.K.’s largest magazine company) and is the majority shareholder of magazine subscription marketer Synapse Group, Inc. In addition, Time Inc. continues to invest in new magazine launches, including Pick Me Up, a weekly women’s magazine, which IPC Media launched in the U.K. in January 2005. In the first quarter of 2005, Time Inc. acquired the remaining 51% stake it did not already own in Essence Communications Partners (“Essence”), the publisher of Essence. Time Inc.’s book publishing operations are conducted primarily by Time Warner Book Group, which had 28 books on the New York Times bestseller list during the first quarter of 2005. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through approximately 35,000 independent consultants at parties hosted in people’s homes throughout the U.S.

Other Recent Developments

Adelphia/Comcast

Adelphia Acquisition Agreement

     On April 20, 2005, a subsidiary of the Company, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (“Comcast”) reached definitive agreements to acquire substantially all the assets of Adelphia Communications Corporation (“Adelphia”) for a total of $12.7 billion in cash (of which TW NY will pay $9.2 billion and Comcast will pay the remaining $3.5 billion) and 16% of the Common Stock of Time Warner’s cable subsidiary, TWC Inc.

     Comcast’s effective 21% interest in TWC Inc. will be redeemed on or after the acquisition of Adelphia for approximately $2.0 billion in cash and cable systems serving approximately 755,000 subscribers (“TWC and TWE Redemption Agreements”). Specifically, Comcast’s 17.9% interest in TWC Inc. will be redeemed in exchange for stock of a subsidiary of TWC Inc. holding cable systems serving approximately 587,000 subscribers, as well as approximately $1.856 billion in cash. In addition, Comcast’s 4.7% interest in TWE will be redeemed in exchange for interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers, as well as approximately $133 million in cash. TWC Inc., Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (“Cable Swaps”).

     Upon closing of these proposed transactions, TWC Inc. will gain systems passing approximately 7.5 million homes, with approximately 3.5 million basic subscribers. TWC Inc. will then manage a total of approximately 14.4 million basic subscribers. Time Warner will own 84% of TWC Inc.’s Common Stock, a $2.9 billion economic interest in a subsidiary of TWC Inc. and TWC Inc. will become a publicly traded company at the time of closing.

     These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino antitrust approval, FCC and local franchise approvals, as well as, in the case of the Adelphia acquisition, the Adelphia bankruptcy process, which involves approvals by the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

bankruptcy court having jurisdiction over Adelphia’s Chapter 11 case and Adelphia’s creditors. Closing is expected in about 9 to 12 months.

     The purchase of Adelphia’s assets is not dependent on the occurrence of the Cable Swaps and redemption transactions between Time Warner and Comcast. Furthermore, if Comcast fails to obtain certain necessary governmental authorizations, TW NY has agreed that it will also acquire the cable operations of Adelphia that would have been acquired by Comcast, with the purchase price payable in cash or TWC Inc. stock at the Company’s discretion.

Amendments to Existing Arrangements

     In addition to agreeing to the purchase of Adelphia’s assets, the TWC and TWE Redemption Agreements and Cable Swaps described above, the Company and Comcast amended certain existing agreements they had previously entered into. The objective of these amendments is to cancel these agreements contingent upon the completion of the TWC and TWE Redemption Transaction described above. Here is a brief description of these amendments:

     Registration Rights Agreement. In conjunction with the restructuring of TWE completed in 2003 (the “TWE Restructuring”), TWC Inc. granted Comcast and certain affiliates registration rights related to the shares of TWC Inc. Class A Common Stock acquired by Comcast in the TWE Restructuring. As part of the agreements described above, Comcast generally has agreed not to exercise or pursue registration rights with respect to the TWC Inc. Class A Common Stock owned until the date upon which the TWC Redemption Agreement described above is terminated in accordance with its terms (e.g. the TWC Redemption Agreement is cancelled).

     Tolling and Optional Redemption Agreement. On April 20, 2005, a subsidiary of TWC Inc., Comcast and certain of its affiliates entered into an amendment (the “Second Tolling Amendment”) to the Tolling and Optional Redemption Agreement, dated as of September 24, 2004, and previously amended on February 17, 2005. Pursuant to the Second Tolling Amendment, the parties agreed that if the TWC Redemption Agreement terminates, TWC Inc. will redeem 23.8% of Comcast’s 17.9% ownership of TWC Inc. Class A Common Stock in exchange for 100% of the common stock of a TWC Inc. subsidiary which will own certain cable systems serving approximately 148,000 basic subscribers plus approximately $422 million in cash.

     A more complete description of the transactions described above may be found in the Company’s Current Reports on Form 8-K, each dated April 20, 2005 and filed with the Securities and Exchange Commission (“SEC”) on April 21, 2005 and April 27, 2005.

Update on Government Investigations

     As previously disclosed by the Company, the SEC and the U.S. Department of Justice (“DOJ”) had been conducting investigations into the accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s America Online segment, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002.

     The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In addition, on March 21, 2005, the Company announced that the SEC has approved the Company’s proposed settlement, which resolves the SEC’s investigation of the Company.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also requires the Company to:

•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. that were improperly recognized or prematurely recognized primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner would review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with generally accepted accounting principles, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.

     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company.

     The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed on March 11, 2005.

     As previously discussed, as part of the settlement with the SEC, the Company agreed to appoint an independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

Investment in Google Inc.

     In May 2004, America Online exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google Inc. (“Google”). Each of these shares converted automatically into shares of Google’s Class B Common Stock immediately prior to the closing of Google’s initial public offering on August 24, 2004. In connection with this offering, America Online converted approximately 2.4 million shares of its Google Class B Common Stock into an equal number of shares of Google’s Class A Common Stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million in the third quarter of 2004. Following this transaction, America Online continued to hold approximately 5.1 million shares of Google’s Class B Common Stock. Transfers of these shares are subject to applicable securities laws requiring that sales be made either pursuant to a registration statement or under exemptions from registration.

     The Company has entered into agreements to sell its remaining 5.1 million shares at an average share price of approximately $185. The sales under the agreements settled on May 3, 2005, and the Company received total cash consideration of approximately $940 million, resulting in a gain of approximately $925 million that will be recognized in the second quarter of 2005. Accordingly, as of March 31, 2005, the shares are classified as a current asset on the Company’s accompanying consolidated balance sheet at their fair value of approximately $918 million. There is a corresponding unrealized gain of approximately $542 million, net of deferred taxes of approximately $361 million, reflected in other comprehensive income, a component of consolidated shareholders’ equity.

Mandatorily Convertible Preferred Stock

     At December 31, 2004, the Company had outstanding one share of its Series A mandatorily convertible preferred stock, par value $0.10 per share, face value of $1.5 billion (the “Series A Preferred Stock”), held by a trust for the benefit of Comcast, that was issued on March 31, 2003, as part of the TWE Restructuring. The Series A Preferred Stock was not entitled to receive a dividend, had a liquidation preference of $0.10 per share and, after payment of the liquidation preference, would have participated on a pro rata basis with the common shareholders in the event of a liquidation of the Company. The holder of the Series A Preferred Stock was entitled to vote on all matters submitted to shareholders of the Company and voted with the common shareholders as a class, with the Series A Preferred Stock having a number of votes equal to 134,245,006 shares of Common Stock. In accordance with the terms of the stock, on March 31, 2005, the Series A Preferred Stock was automatically converted into 83,835,883 shares of Common Stock of the Company, valued at $1.5 billion, and such amount was reclassified to equity in the accompanying consolidated balance sheet. Prior to the conversion, an estimate of the number of shares of Common Stock issuable upon the conversion of the Series A Preferred Stock based on the fair market value of the Common Stock at the end of the applicable period was included in the calculation of the Company’s diluted earnings per share, but not its basic earnings per share. Following the issuance of the Common Stock upon the conversion of the Series A Preferred Stock, the shares issued are included in the calculation of both the basic and diluted earnings per share.

Urban Cable Works of Philadelphia, L.P.

     Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) is an unconsolidated joint venture of TWC Inc., with approximately 49,000 basic subscribers at March 31, 2005, that operates cable television systems in Philadelphia, Pennsylvania. Urban Cable is 40% owned by TWC Inc. and 60% owned by an investment group led by Inner City Broadcasting (“Inner City”). Under a management agreement, TWC Inc. is responsible for the day-to-day management of Urban Cable. During 2004, TWC Inc. and Inner City settled certain disputes regarding the joint venture for $34 million in cash.

     TWC Inc. has also agreed to purchase, subject to receipt of applicable regulatory approvals, all of Inner City’s interests in Urban Cable for approximately $53 million in cash. In addition, upon closing, TWC Inc. will eliminate in consolidation $67 million of debt and interest owed to it by Urban Cable and will assume $49 million of Urban Cable’s third-party debt. On March 3, 2005, the City Council of Philadelphia denied TWC Inc.’s request for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

approval of this transaction. TWC Inc. believes the denial was invalid, but is unable to predict when the transaction may be completed. In conjunction with the agreement to acquire Adelphia, Urban Cable would be transferred to Comcast as part of the Cable Swaps. For additional details, please refer to the Adelphia/Comcast discussion above. For the three months ended March 31, 2005, Urban Cable’s revenues and Operating Income were $12 million and $1 million, respectively.

RESULTS OF OPERATIONS

New Accounting Principles To Be Adopted

Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. As a result, the application of the provisions of FAS 123R will have a significant impact on Operating Income before Depreciation and Amortization, Operating Income, net income and earnings per share. In April 2005, the SEC amended the compliance dates for FAS 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), until adoption of FAS 123R on January 1, 2006.

     In accordance with APB 25 and related interpretations, compensation expense for stock options is generally recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal. If a company measures share-based compensation using APB 25, it must also disclose what the impact would have been if it had measured share-based compensation using the fair value of the equity award on the date it is granted as provided in FAS 123, predecessor of FAS 123R. See Note 1 for the pro forma impact if compensation costs for the Company’s stock option plans had been determined based on the fair value method set forth in FAS 123.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2005 presentation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

Significant Transactions and Other Items Affecting Comparability

     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended
	3/31/05	3/31/04
	(millions)
Restructuring costs	$(12)	$—
Asset impairments	(24)	—
Gains on disposal of assets, net	10	1

Impact on Operating Income	(26)	1

Investment gains	25	39
Gain on WMG option	80	—
Loss on investments, net	(2)	(3)

Impact on other income, net	103	36

Pretax impact	77	37
Income tax impact	(37)	(15)

After-tax impact	$40	$22

Restructuring Costs

     Restructuring costs consist of charges related to employee terminations and exit activities. During the three months ended March 31, 2005, the Company incurred restructuring costs of $17 million at the Cable segment and changes in estimates of previously established restructuring accruals, which included an additional $3 million and the reversal of $8 million of restructuring costs that were no longer required at the AOL segment (Note 9). During the three months ended March 31, 2004, the Company did not incur any restructuring costs.

Asset Impairments

     For the three months ended March 31, 2005, the Company recorded a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc. (“AOLA”) following AOLA’s March 2005 announcement that it intends to liquidate its operations.

Gains on Disposal of Assets, Net

     For the three months ended March 31, 2005, the Company recorded a $2 million gain at the AOL segment from the resolution of a contingent gain related to the 2004 sale of Netscape Security Solutions and an $8 million gain at the Publishing segment related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc. (“Time Life”), which was previously fully reserved due to concerns about recoverability.

     For the three months ended March 31, 2004, the Company recognized an $8 million gain at the Publishing segment related to the sale of a building, partially offset by an approximate $7 million loss at the Networks segment related to the sale of the winter sports teams.

Investment Gains

     For the three months ended March 31, 2005, the Company recognized $25 million of gains from the sale of investments. For the three months ended March 31, 2004, the Company recognized $39 million of gains from the sale of investments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

Gain on WMG Option

     For the three months ended March 31, 2005, the Company recorded an $80 million gain reflecting a fair value adjustment related to the Company’s option in Warner Music Group (“WMG”). In April 2005, the Company entered into an agreement with WMG pursuant to which WMG has agreed to a cash purchase of the Company’s warrant at the time of the WMG public offering (Note 2).

Loss on Investments, Net

     For the three months ended March 31, 2005, noncash charges impacting the Company’s investments were $2 million. These amounts consisted of $3 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $1 million of gains to reflect market fluctuations in equity derivative instruments.

     For the three months ended March 31, 2004, noncash charges impacting the Company’s investments were $3 million. These amounts consisted of $1 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $2 million of losses to reflect market fluctuations in equity derivative instruments.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Consolidated Results

     Revenues. Consolidated revenues increased 3% to $10.483 billion for the three months ended March 31, 2005 from $10.185 billion for the three months ended March 31, 2004. As shown below, these increases were led by growth in Subscription and Advertising revenues, offset, in part, by declines in Content and Other revenues:

	Three Months Ended
	3/31/05	3/31/04	% Change
		(millions)
Subscription	$5,492	$5,314	3%
Advertising	1,647	1,447	14%
Content	3,083	3,117	(1%)
Other	261	307	(15%)

Total revenues	$10,483	$10,185	3%

     The increase in Subscription revenues was primarily related to the Cable, Networks and Publishing segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was principally due to the continued penetration of services (primarily high-speed data, advanced digital video services and Digital Phone) and video rate increases. The increase at the Networks segment was due to higher subscription rates and an increase in the number of subscribers at both Turner and HBO. The increase at the Publishing segment was primarily due to a decrease in subscription allowances (which are netted against revenue), due in part to timing, and increased newsstand sales. The AOL segment declined primarily as a result of lower domestic subscribers partially offset by international growth due primarily to the favorable effects of foreign currency exchange rates.

     The increase in Advertising revenues was primarily due to growth at the AOL, Networks and Publishing segments. The increase at the AOL segment was due primarily to revenues associated with the acquisition of Advertising.com and growth in paid-search and traditional advertising. The increase at the Networks segment was driven by higher CPMs (advertising cost per one thousand viewers) and sellouts at Turner’s entertainment networks, partly offset by a decline at The WB Network as a result of lower ratings. The increase at the Publishing segment was due to solid growth at People, In Style and Real Simple, and contributions from new magazine launches.

     The slight decrease in Content revenues was principally due to a decline at the Networks segment due primarily to the absence of Content revenues from the winter sports teams after their sale in the first quarter of 2004 and favorable home video returns experience during 2004, partially offset by higher ancillary sales of HBO’s original programming.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     The decline in Other revenues was primarily due to the sale of the winter sports teams at the end of the first quarter of 2004 at the Networks segment.

     Each of the revenue categories is discussed in greater detail by segment in the “Business Segment Results.”

     Costs of Revenues. For the three months ended March 31, 2005 and 2004, costs of revenues totaled $6.000 billion and $5.971 billion, respectively, and as a percentage of revenues were 57% and 59%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the AOL and Networks segments, as discussed in detail in the “Business Segment Results.”

     Selling, General and Administrative Expenses. For the three months ended March 31, 2005 and 2004, selling, general and administrative expenses increased 3% to $2.528 billion in 2005 from $2.445 billion in 2004, primarily reflecting increases at all segments, except AOL. The segment variations are discussed in detail in the “Business Segment Results.”

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.

     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Three Months Ended
	3/31/05	3/31/04	% Change
		(millions)
Operating Income before Depreciation and Amortization	$2,581	$2,405	7%
Depreciation	(652)	(635)	3%
Amortization	(150)	(154)	(3%)

Operating Income	1,779	1,616	10%
Interest expense, net	(346)	(404)	(14%)
Other income, net	111	31	258%
Minority interest expense, net	(59)	(56)	5%

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,485	1,187	25%
Income tax provision	(522)	(475)	10%

Income before discontinued operations and cumulative effect of accounting change	963	712	35%
Discontinued operations, net of tax	—	215	NM
Cumulative effect of accounting change, net of tax	—	34	NM

Net income	$963	$961	—

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization increased 7% to $2.581 billion for the three months ended March 31, 2005 from $2.405 billion for the three months ended March 31, 2004, principally as a result of solid growth at the Cable, Networks and AOL segments and a decline in costs at Corporate. The segment variations are discussed in detail under “Business Segment Results.”

     Depreciation Expense. Depreciation expense increased to $652 million for the three months ended March 31, 2005 from $635 million for the three months ended March 31, 2004. The increase in depreciation primarily related to the Cable segment and, to a lesser extent, increases at all other segments, except AOL and Corporate. The increase in depreciation expense at Cable reflects increased spending on customer premise equipment that is depreciated over a significantly shorter useful life compared to the mix of assets previously purchased. The decrease in depreciation expense at AOL relates primarily to a decline in network assets as a result of membership declines.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     Amortization Expense. Amortization expense decreased to $150 million for the three months ended March 31, 2005 from $154 million for the three months ended March 31, 2004. The decrease relates primarily to a decline in amortization at the Publishing segment as a result of certain intangibles with short useful lives, such as customer lists, becoming fully amortized beginning in the latter part of 2004.

     Operating Income. Time Warner’s Operating Income increased to $1.779 billion for the three months ended March 31, 2005 from $1.616 billion for the three months ended March 31, 2004, reflecting the changes in business segment Operating Income before Depreciation and Amortization, partially offset by the increase in depreciation expense, as discussed above.

     Interest Expense, Net. Interest expense, net, decreased to $346 million for the three months ended March 31, 2005 from $404 million for the three months ended March 31, 2004 due primarily to lower average net debt levels and higher interest rates on cash investments.

     Other Income, Net. Other income, net, detail is shown in the table below:

	Three Months Ended
	3/31/05	3/31/04
	(millions)
Investment gains	$25	$39
Gain on WMG option	80	—
Loss on investments	(2)	(3)
Income from equity method investees	11	6
Other	(3)	(11)

Other income, net	$111	$31

     The changes in investment gains, the gain on the WMG option and the decline in the losses on writedowns of investments are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, improved in 2005 as compared to the prior period, primarily from an increase in income from equity method investees.

     Minority Interest Expense, net. Time Warner had $59 million of minority interest expense for the three months ended March 31, 2005 compared to $56 million for the three months ended March 31, 2004. The increase relates primarily to larger profits recorded by TWC Inc., in which Comcast has a minority interest.

     Income Tax Provision. Income tax expense from continuing operations was $522 million for the three months ended March 31, 2005, compared to $475 million for the three months ended March 31, 2004. The Company’s effective tax rate for continuing operations was 35% and 40% for the three months ended March 31, 2005 and 2004, respectively. The decrease in the effective tax rate results primarily from $51 million of capital loss carryforwards recognized during the period.

     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $963 million for the three months ended March 31, 2005 compared to $712 million for the three months ended March 31, 2004. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.21 and $0.20 in 2005, respectively, compared to $0.16 and $0.15 in 2004, respectively. The increase in Income before discontinued operations and cumulative effect of accounting change resulted primarily from the increase in Operating Income, Other income, net, and lower interest expense, net, partially offset by a higher income tax provision as discussed above.

     Discontinued Operations, Net of Tax. Included in the 2004 results are $77 million of pre-tax income from the operations of the Music business and $138 million of income tax benefits that were realized in connection with the close of the music transaction in 2004 (Note 2).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     Cumulative Effect of Accounting Change, Net of Tax. The Company recorded a $34 million benefit, net of tax, as a cumulative effect of accounting change upon the consolidation of AOLA in the first quarter of 2004 in accordance with FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities.”

     Net Income and Net Income Per Common Share. Net income was $963 million for the three months ended March 31, 2005 compared to $961 million for the three months ended March 31, 2004. Basic and diluted net income per common share were both $0.21 and $0.20 in 2005 and 2004, respectively. Net income includes the items previously addressed under “Significant Transactions and Other Items Affecting Comparability,” discontinued operations, net of tax, and the cumulative effect of accounting change, net of tax.

     As previously discussed under “Other Recent Developments,” net income will be positively impacted by a gain of approximately $925 million on the sale of Google stock during the second quarter of 2005.

Business Segment Results

     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	3/31/05	3/31/04	% Change
		(millions)
Revenues:
Subscription	$1,774	$1,919	(8%)
Advertising	311	214	45%
Other	48	58	(17%)

Total revenues	2,133	2,191	(3%)
Costs of revenues(a)	(978)	(1,063)	(8%)
Selling, general and administrative(a)	(620)	(639)	(3%)
Restructuring costs	5	—	NM
Asset impairment	(24)	—	NM
Gain on sale of consolidated business	2	—	NM

Operating Income before Depreciation and Amortization	518	489	6%
Depreciation	(147)	(170)	(14%)
Amortization	(47)	(42)	12%

Operating Income	$324	$277	17%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     The reduction in Subscription revenues primarily reflects a decrease in domestic Subscription revenues (from $1.471 billion in 2004 to $1.313 billion in 2005), offset in part by an increase in Subscription revenues at AOL Europe (from $429 million in 2004 to $449 million in 2005). AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues. AOL Europe’s Subscription revenues increased from the favorable impact of foreign currency exchange rates ($25 million), partially offset by a decline in subscribers and related revenues.

     In addition, total Subscription revenues in 2005 were positively impacted by the consolidation of AOLA ($12 million) beginning in the second quarter of 2004 and negatively impacted by the sale of AOL Japan ($19 million), which was sold on July 1, 2004. In March 2005, AOL acquired the remaining interest in AOL Canada that it did not already own. The Company began consolidating AOL Canada effective March 31, 2005. For the year ended December 31, 2004, AOL Canada generated $58 million of Subscription revenues and Operating Income of $1 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     The number of AOL brand domestic and European subscribers is as follows at March 31, 2005, December 31, 2004 and March 31, 2004 (millions):

	March 31,	December 31,	March 31,
	2005	2004	2004
Subscriber category:
AOL brand domestic(a)
$15 and over	16.8	17.5	19.6
Under $15	4.9	4.7	4.4

Total AOL brand domestic	21.7	22.2	24.0

AOL Europe	6.3	6.3	6.4

(a)	AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service.

     The average monthly Subscription revenue per subscriber (“ARPU”) for each significant category of subscribers, calculated as total subscription revenue for the category divided by the average subscribers in the category for the applicable period, is as follows:

	Three Months Ended
	3/31/05	3/31/04
Subscriber category:
AOL brand domestic
$15 and over	$20.52	$20.66
Under $15	13.11	12.77
Total AOL brand domestic	18.91	19.24
AOL Europe	23.11	21.72

     Domestic subscribers to the AOL brand service include subscribers during introductory free-trial periods and subscribers at no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 14% at March 31, 2005, 13% at December 31, 2004 and 17% at March 31, 2004. Domestic subscribers to the AOL brand service also include subscriptions sold at a discount to employees and customers of selected America Online strategic partners. Domestic AOL brand subscribers also include subscribers to bundled broadband service, which combines the AOL service with high-speed Internet access provided by third-party broadband Internet access providers such as cable companies and telephone companies.

     The largest component of the AOL brand domestic $15 and over price plans is the $23.90 price plan, which provides unlimited access to the AOL service using America Online’s dial-up network and unlimited usage of the AOL service through any other Internet connection. The largest component of the AOL brand domestic under $15 price plans is the $14.95 per month price plan, which is primarily marketed as a bring your own access (“BYOA”) plan, and includes unlimited usage of the AOL service through an Internet connection not provided by America Online, such as a high-speed broadband Internet connection via cable or DSL. This BYOA price plan also includes a limited number of hours per month of dial-up telephone access in the U.S. to the AOL service using America Online’s dial-up network. America Online continues to develop, test, change and implement price plans, service offerings and payment methods to attract and retain members to its AOL brand interactive service and, therefore, the composition of AOL’s subscriber base is expected to change over time.

     The decline in AOL brand subscribers on plans priced $15 and over per month resulted from a number of factors, principally the continued maturing of dial-up services and subscribers adopting other dial-up and high-speed services. Further, during the period, subscribers migrated from the premium-priced unlimited dial-up plans, including the $23.90 plan, to lower-priced limited dial-up plans, such as the $14.95 plan. The decline in AOL brand subscribers overall, and specifically in the $15 and over per month price plans, is expected to continue into the foreseeable future.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     Growth in AOL brand subscribers on plans below $15 per month was driven principally by the migration of subscribers from plans $15 and over per month, and to a lesser extent, by new subscribers on the $14.95 plan. The AOL/TWC Inc. bundled broadband offering is in the early stages of testing. The number of subscribers to this offering is not material and are included within the price plans below $15 per month category.

     Within the $15 and over per month category, the decrease in ARPU was due primarily to a less favorable mix in subscriber price plans. Premium services revenues included in ARPU for the three months ended March 31, 2005 and 2004 were $20 million and $22 million, respectively. ARPU for subscribers in the below $15 per month category increased primarily due to an improved mix in subscriber price plans and an increase in the number of revenue generating customers. Also contributing to the increase in ARPU was an increase in premium services revenues from subscribers in this category. In the below $15 per month category, premium services revenues included in ARPU for the three months ended March 31, 2005 and 2004 were $6 million and $5 million, respectively.

     AOL Europe offers a variety of price plans, including bundled broadband, unlimited access to the AOL service using America Online’s dial-up network and limited access plans, which are generally billed based on actual usage. AOL Europe continues to actively market bundled broadband plans, as AOL Europe’s subscribers have been migrating from dial-up plans to bundled broadband plans, and this trend is expected to continue.

     The ARPU for European subscribers increased primarily because of the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro and British Pound relative to the U.S. Dollar, as well as a change in the mix of price plans, with broadband subscribers growing as a percentage of total subscribers. The total number of AOL brand subscribers at AOL Europe reflects a year-over-year decline in subscribers in France and Germany, partially offset by an increase in subscribers in the U.K.

     In addition to the AOL brand service, America Online has subscribers to lower cost services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenue.

     Advertising revenues increased primarily due to $60 million of revenues generated from Advertising.com, which was acquired in August 2004, from sales of advertising run on third-party websites, and a $27 million increase in paid-search advertising. AOL expects Advertising revenues to continue to increase during the remainder of 2005 due to expected growth in both traditional online and paid-search advertising, as well as through contributions from Advertising.com’s performance-based advertising.

     Other revenues primarily include software licensing revenue and revenue from providing the Cable segment access to the AOL Transit Data Network (“ATDN”) for high-speed access to the Internet. Other revenues decreased due primarily to lower ATDN revenue from TWC Inc., reflecting lower pricing under the terms of a new agreement, partially offset by higher software licensing revenue.

     Costs of revenues decreased 8% and, as a percentage of revenues, decreased to 46% in 2005 from 49% in 2004. Costs of revenues declined principally as the result of lower network-related expenses, which decreased 32% to $359 million in 2005 from $527 million in 2004. The decline in network-related expenses was principally attributable to improved pricing and decreased levels of fixed commitments. These factors are expected to result in continued declines in network expenses throughout 2005, although at a rate less than experienced in the first quarter of 2005. The decline in network costs was partially offset by costs associated with Advertising.com, which was acquired in August 2004, and higher broadband and member service costs at AOL Europe.

     The decrease in selling, general and administrative expenses is primarily related to a decrease in marketing costs and lower bad debt expense, partially offset by additional costs resulting from the acquisition of Advertising.com. The decrease in marketing costs primarily resulted from lower spending on member acquisition activities, partially offset by an increase in brand advertising. Marketing costs are expected to continue to decrease during 2005.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2005 include a $24 million noncash goodwill impairment charge related to AOLA, a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions and changes in estimates of previously established restructuring accruals, which include the reversal of $8 million of restructuring charges that are no longer required, partially offset by $3 million of additional restructuring charges.

     The increases in Operating Income before Depreciation and Amortization and Operating Income are due primarily to lower costs of revenues and selling, general and administrative expenses, partially offset by lower revenues and the 2005 goodwill impairment charge. Operating Income also improved due to lower depreciation expense reflecting a decline in network assets as the result of membership declines.

     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	3/31/05	3/31/04	% Change
		(millions)
Revenues:
Subscription	$2,127	$1,934	10%
Advertising	119	109	9%

Total revenues	2,246	2,043	10%
Costs of revenues(a)	(1,002)	(905)	11%
Selling, general and administrative(a)	(405)	(388)	4%
Restructuring charges	(17)	—	NM

Operating Income before Depreciation and Amortization	822	750	10%
Depreciation	(376)	(346)	9%
Amortization	(20)	(18)	11%

Operating Income	$426	$386	10%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     Subscription revenues increased due to the continued penetration of advanced services (primarily high-speed data, advanced digital video services and Digital Phone) and video rate increases. High-speed data subscription revenues increased to $493 million for the three months ended March 31, 2005 from $414 million for the three months ended March 31, 2004. The Company anticipates that revenues for the remainder of 2005 will be impacted positively by revenues associated with its high-speed data and Digital Phone services.

     Basic cable subscribers include all subscribers who receive a bill for basic video cable service. Digital video subscribers reflect all subscribers who receive a bill for any level of video service received via digital technology. High-speed data subscribers include all subscribers who receive a bill for TWC Inc.’s Road Runner Internet service, as well as other Internet services offered by TWC Inc. Digital Phone subscribers includes all subscribers who receive a bill for telephony service. At March 31, 2005, as compared to March 31, 2004, basic cable subscribers declined by 0.2% and totaled 10.910 million (including 1.578 million subscribers of unconsolidated investees, which are managed by TWC Inc.), digital video subscribers increased by 9% to 4.909 million (including 755,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), residential high-speed data subscribers increased by 20% to 4.122 million (including 588,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), commercial high-speed data subscribers increased by 31% to 182,000 (including 23,000 subscribers of unconsolidated investees, which are managed by TWC Inc.) and Digital Phone subscribers totaled 372,000 (including 65,000 subscribers of unconsolidated investees, which are managed by TWC Inc.).

     The increase in Advertising revenues was due to the strength of national and local advertising, including an increase in both the rates and volume of advertising spots sold.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

     Costs of revenues increased 11% and, as a percentage of revenues, were 45% for 2005 compared to 44% for 2004. The increase in costs of revenues is primarily related to increases in video programming costs, higher employee costs and an increase in telephony service costs. For the three months ended March 31, 2005, video programming costs increased 13% to $510 million due primarily to contractual rate increases across TWC Inc.’s programming line-up. Programming costs in the first quarter of 2004 also benefited from the receipt of non-recurring programming credits. Video programming costs are expected to increase during the remainder of 2005 at a rate in line with the rate of increase experienced during 2004, reflecting the expansion of service offerings and contractual rate increases across TWC Inc.’s programming line-up. Employee costs increased primarily due to merit increases and higher headcount resulting from the roll-out of advanced services. Telephony service costs increased due to the growth of Digital Phone subscribers. High-speed data connectivity costs declined 22%, resulting in a decline in costs on a per subscriber basis.

     The increase in selling, general and administrative expenses is primarily the result of higher employee and administrative costs due to merit increases and higher headcount resulting from the roll-out of advanced services and $9 million in legal reserves related to legal matters, partially offset by a $27 million reserve established in the first quarter of 2004 in connection with the previously discussed Urban Cable dispute.

     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2005 include approximately $17 million of restructuring costs, primarily associated with the early retirement of certain senior executives. These changes are part of TWC Inc.’s broader plans to simplify its organization and enhance its customer focus. TWC Inc. is in the initial stages of executing this reorganization and expects to incur additional costs associated with this reorganization as it is implemented throughout 2005.

     Operating Income before Depreciation and Amortization increased principally as a result of revenue gains, offset in part by higher costs of revenues, selling, general and administrative expenses and the $17 million of restructuring charges discussed above. Operating Income before Depreciation and Amortization for the three months ended March 31, 2005, as compared to the same period in 2004, reflects increased start-up losses associated with the roll-out of Digital Phone service.

     Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation expense. Depreciation expense increased $30 million due primarily to the increased spending on customer premise equipment in recent years, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION– (Continued)

     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	3/31/05	3/31/04	% Change
		(millions)
Revenues:
Advertising	$3	$3	—
Content	2,951	2,919	1%
Other	60	65	(8%)

Total revenues	3,014	2,987	1%
Costs of revenues(a)	(2,226)	(2,208)	1%
Selling, general and administrative(a)	(378)	(367)	3%

Operating Income before Depreciation and Amortization	410	412	—
Depreciation	(30)	(24)	25%
Amortization	(52)	(53)	(2%)

Operating Income	$328	$335	(2%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     Content revenues increased slightly during 2005 primarily due to an increase in revenues from theatrical product, which increased $296 million to $1.855 billion, partially offset by a decrease in revenues from television product, which decreased $238 million to $991 million. Consumer products and other revenues also declined $26 million to $105 million. Revenue from theatrical product increased due to a $313 million increase in home video sales and a $123 million increase in television license fees, partially offset by a $140 million decrease in worldwide theatrical film revenues. The decrease in television product revenues was primarily attributable to a $282 million decrease in worldwide license fees, partially offset by a $44 million increase in home video sales.

     Home video sales from theatrical product increased primarily due to growth in new home video releases, including Harry Potter and the Prisoner of Azkaban in most international territories and the domestic release of Troy. The increase in theatrical product sales on television primarily related to the timing and quantity of various international availabilities, including a greater number of significant titles including Ocean’s Eleven, The Matrix Revolutions and Scooby-Doo: The Movie. The decrease in worldwide theatrical film revenues was attributable to difficult comparisons to the prior year, which included significant international revenues from The Last Samurai and domestic revenues from The Lord of the Rings: The Return of the King.

     The decrease in worldwide license fees from television product was primarily attributable to difficult comparisons to 2004, which included third-cycle syndication continuance license arrangements for Seinfeld and higher revenues associated with the final broadcast season of Friends. The growth in home video sales of television product was attributable to an increased number of titles released in this format.

     The decrease in Content revenue from consumer products and other primarily related to lower licensing revenues from such properties as Looney Tunes, Scooby-Doo, Harry Potter and The Lord of the Rings.

     Other revenues declined due to a decrease in revenue from international cinemas.

     The slight increase in costs of revenues resulted primarily from higher home video product costs attributable to the increase in volume, partially offset by lower film costs ($1.408 billion in 2005 compared to $1.528 billion in 2004), primarily resulting from the quantity and mix of product released. Included in film costs are theatrical valuation adjustments, which declined from $56 million in 2004 to $38 million in 2005. Costs of revenues as a percentage of revenues were 74% for both periods.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

     Selling, general and administrative expenses increased primarily due to higher employee costs related to additional headcount and salary increases, partially offset by a decline related to the distribution fees associated with the off-network television syndication of Seinfeld in the prior year.

     Operating Income before Depreciation and Amortization and Operating Income were essentially flat due to increases in costs of revenues and selling, general and administrative expenses, which were offset by the increase in revenues, as discussed above.

     The Company anticipates that both Operating Income before Depreciation and Amortization and Operating Income will decline during the remainder of 2005 in comparison to 2004 due primarily to difficult comparisons to 2004 theatrical results, which included significant contributions from The Lord of the Rings: The Return of the King and Elf, and from television results, which included higher syndication sales in the prior year.

     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	3/31/05	3/31/04	% Change
		(millions)
Revenues:
Subscription	$1,342	$1,234	9%
Advertising	682	634	8%
Content	253	284	(11%)
Other	8	43	(81%)

Total revenues	2,285	2,195	4%
Costs of revenues(a)	(1,086)	(1,135)	(4%)
Selling, general and administrative(a)	(412)	(318)	30%
Loss on sale of assets	—	(7)	NM

Operating Income before Depreciation and Amortization	787	735	7%
Depreciation	(55)	(49)	12%
Amortization	(4)	(3)	33%

Operating Income	$728	$683	7%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     The increase in Subscription revenues was due primarily to higher subscription rates and an increase in the number of subscribers at both Turner and HBO.

     The increase in Advertising revenues was driven primarily by higher CPMs and sellouts at Turner’s entertainment networks, partially offset by a decline at The WB Network as a result of lower ratings.

     The decrease in Content revenues was primarily due to the absence of Content revenues in 2005 from the winter sports teams at Turner, which were sold on March 31, 2004 and contributed $22 million of Content revenues in the first quarter of 2004, and favorable home video returns experience during 2004, partially offset by higher ancillary sales of HBO’s original programming.

     Other revenues declined primarily due to the sale of the winter sports teams, which contributed $39 million of Other revenues in the first quarter of 2004.

     Costs of revenues decreased 4% and, as a percentage of revenues, decreased to 48% in 2005 compared to 52% in 2004. The decrease in costs of revenues was primarily due to the sale of the winter sports teams at the end of the first quarter of 2004, partially offset by an increase in programming costs, which grew to $761 million for 2005 from $741 million for 2004. The increase in programming costs is primarily due to higher costs for sports rights, licensed series and news at Turner.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

     The increase in selling, general and administrative expenses is primarily related to the absence of the first quarter 2004 reversals of approximately $60 million of bad debt reserves at Turner and HBO on receivables from Adelphia, a major cable operator that declared bankruptcy in 2002, and higher general and administrative costs at Turner.

     As discussed in “Significant Transactions and Other Items Affecting Comparability,” the 2004 results include an approximate $7 million loss on the sale of the winter sports teams.

     Operating Income before Depreciation and Amortization and Operating Income improved during 2005 due to an increase in revenues and lower costs of revenues, partially offset by higher selling, general and administrative expenses, as described above.

     The Company anticipates that the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income during the remainder of 2005 will be lower than that experienced during 2004. The lower expected rate of growth is due, in part, to the recognition of an approximate $50 million benefit from the favorable resolution of certain contractual agreements as well as the reversal of additional bad debt reserves, both of which occurred in 2004.

     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	3/31/05	3/31/04	% Change
		(millions)
Revenues:
Subscription	$381	$354	8%
Advertising	571	521	10%
Content	128	109	17%
Other	160	163	(2%)

Total revenues	1,240	1,147	8%
Costs of revenues(a)	(543)	(500)	9%
Selling, general and administrative(a)	(530)	(485)	9%
Gain on sale of assets	8	8	—

Operating Income before Depreciation and Amortization	175	170	3%
Depreciation	(35)	(30)	17%
Amortization	(27)	(38)	(29%)

Operating Income	$113	$102	11%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

     Subscription revenues increased primarily due to a decrease in subscription allowances (which are netted against revenue), due in part to timing, and an increase in newsstand sales of People and the U.K. magazine launches, Nuts and Pick Me Up.

     Advertising revenues increased due to growth at People, In Style and Real Simple and contributions from new magazine launches, offset partly by lower Advertising revenues from other core magazines. The Company anticipates that the rate of growth in Advertising revenues will diminish in the second quarter of 2005.

     Content revenues increased primarily due to the success of several titles at Time Warner Book Group.

     Costs of revenues increased 9% and, as a percentage of revenues, were 44% for both periods. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 10% to $428 million due primarily to magazine launch-related costs and increased advertising pages at People.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

     Selling, general and administrative expenses increased 9%, primarily due to the timing of consumer promotion spending and magazine launch-related costs.

     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the 2005 results reflect an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. The 2004 results reflect an $8 million gain on the sale of a building.

     For the three months ended March 31, 2005, Operating Income before Depreciation and Amortization and Operating Income increased reflecting an increase in overall revenues, partially offset by higher costs of revenues and selling, general and administrative expenses, including $8 million of higher start-up losses on magazine launches. Operating Income also benefited from a decline in amortization as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized.

     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	3/31/05	3/31/04	% Change
		(millions)
Selling, general and administrative(a)	$(102)	$(164)	(38%)

Operating Loss before Depreciation and Amortization	(102)	(164)	(38%)
Depreciation	(9)	(16)	(44%)

Operating Loss	$(111)	$(180)	(38%)

(a)	Selling, general and administrative expenses exclude depreciation.

     Besides normal corporate expenses, included in selling, general and administrative expenses are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits ($6 million and $8 million for the three months ended March 31, 2005 and 2004, respectively). It is not yet possible to predict the outcome of these lawsuits, and costs are expected to continue to be incurred in future periods.

     Also included in selling, general and administrative expenses for the three months ended March 31, 2004 is a $53 million charge associated with the relocation of the Company’s corporate headquarters. Of the $53 million charge, approximately $26 million relates to a noncash write-off of a fair value lease adjustment, which was established in purchase accounting at the time of the merger of America Online and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”). In the first quarter of 2005, the Company reversed approximately $3 million of this charge, which was no longer required due to changes in estimates.

      Excluding the items discussed above, selling general and administrative expenses decreased slightly due primarily to lower severance costs.

     Operating Loss before Depreciation and Amortization and Operating Loss include the changes in selling, general and administrative expenses noted above. Operating Loss also benefited from a decline in depreciation expense as 2004 included additional costs associated with the Company’s former headquarters.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Current Financial Condition

     At March 31, 2005, Time Warner had $22.092 billion of debt, $7.012 billion of cash and equivalents (net debt of $15.080 billion, defined as total debt less cash and equivalents) and $63.311 billion of shareholders’ equity, including the $1.5 billion conversion of mandatorily convertible preferred stock to common stock in the first quarter of 2005 compared to $22.375 billion of debt, $6.139 billion of cash and equivalents (net debt of $16.236 billion) and $60.771 billion of shareholders’ equity at December 31, 2004.

     As discussed in more detail below, management believes that Time Warner’s cash provided by operations, cash and equivalents, borrowing capacity under its committed credit facilities and availability under its commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future, including the proposed acquisition of Adelphia and the redemption of Comcast’s interest in TWC Inc. and TWE.

     The following table shows the change in net debt from December 31, 2004 to March 31, 2005 (millions):

Net debt at December 31, 2004	$16,236
Free Cash Flow(a)(b)	(1,173)
Other	17

Net debt at March 31, 2005(c)	$15,080

(a)	See Free Cash Flow discussion under “Cash Flows” below for a reconciliation of the Company’s Free Cash Flow to cash provided by operations ($1.854 billion for the three months ended March 31, 2005).
(b)	Free Cash Flow includes a $300 million payment made related to the government investigations.
(c)	Included in the net debt balance is approximately $288 million, which represents the net unamortized fair value adjustment recognized as a result of the merger of America Online and Historic TW.

     The Company employs a disciplined approach to capital management, including investment opportunities and the potential return of capital to shareholders. Depending upon the timing and magnitude of such transactions, the Company’s net debt may continue to decline due to the prospective generation of Free Cash Flow.

     As previously discussed under “Other Recent Developments,” net debt in the second quarter of 2005 will be positively impacted by the receipt of $940 million of cash from the Company’s sale of its Google stock.

     In April 2005, the Company entered into an agreement to jointly acquire substantially all of the assets of Adelphia with Comcast for a combination of cash and stock of TWC Inc. Concurrent with the acquisition of Adelphia, TWC. Inc. will redeem Comcast’s interests in TWC Inc. and TWE. Upon closing, these transactions will impact the Company’s financial condition and liquidity. For additional details, please see “Other Recent Developments.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

Cash Flows

     Cash and equivalents increased by $873 million and $2.855 billion for the three months ended March 31, 2005 and 2004, respectively. Components of these changes are discussed in more detail in the pages that follow.

Operating Activities

     Sources of cash provided by operations are as follows:

	Three Months Ended March 31,
	2005	2004
	(millions)
Operating Income before Depreciation and Amortization	$2,581	$2,405
Noncash asset impairments	24	—
Net interest payments(a)	(268)	(327)
Net income taxes paid(b)	(69)	(80)
Adjustments relating to discontinued operations(c)	(7)	141
Merger and restructuring payments(d)	(62)	(61)
Cash paid related to the government investigations	(300)	—
All other, net, including working capital changes	(45)	(259)

Cash provided by operations	$1,854	$1,819

(a)	Includes interest income received of $45 million and $17 million in 2005 and 2004, respectively.
(b)	Includes income tax refunds received of $13 million and $11 million in 2005 and 2004, respectively.
(c)	Includes net income from discontinued operations of $215 million in 2004. Amounts also include working capital related adjustments associated with discontinued operations of $(7) million and $(74) million in 2005 and 2004, respectively.
(d)	Includes payments for merger and restructuring costs, as well as payment for certain other merger-related liabilities.

     Cash provided by operations increased to $1.854 billion in 2005 compared to $1.819 billion in 2004. The increase in cash provided by operations is related primarily to an increase in Operating Income before Depreciation and Amortization, higher contributions from working capital changes and lower interest payments. These increases were partially offset by a reduction in cash relating to discontinued operations and cash paid related to the settlement of the SEC investigation in 2005. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivables and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables, partially offset by the timing of accounts payable, participations and accrual payments.

Investing Activities

     Sources of cash provided (used) by investing activities are as follows:

	Three Months Ended March 31,
	2005	2004
	(millions)
Investment and acquisitions, net of cash acquired:
Consolidation of AOLA(a)	$—	$33
Essence	(127)	—
All other, principally funding of joint ventures	(97)	(113)
Capital expenditures and product development costs	(651)	(557)
Proceeds from the sale of other available-for-sale securities	1	29
Net proceeds from the sale of WMG(b)	—	2,501
All other investment proceeds	85	70

Cash provided (used) by investing activities	$(789)	$1,963

(a)	Represents cash balance of AOLA upon consolidation.
(b)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

     Cash used by investing activities was $789 million in 2005 compared to cash provided by investing activities of $1.963 billion in 2004. The change in cash provided (used) by investing activities is primarily due to the absence of proceeds from the 2004 sale of WMG, an increase in capital expenditures and product development costs and the Company’s purchase of the remaining interest in Essence during 2005.

Financing Activities

     Sources of cash used by financing activities are as follows:

	Three Months Ended March 31,
	2005	2004
	(millions)
Borrowings	$1,285	$1,866
Debt repayments	(1,532)	(2,917)
Proceeds from exercise of stock options	99	172
Principal payments on capital leases	(37)	(48)
Other financing activities	(7)	—

Cash used by financing activities	$(192)	$(927)

     Cash used by financing activities was $192 million in 2005 compared to $927 million in 2004. The decrease in cash used by financing activities was due principally to lower incremental debt repayments in 2005, partially offset by lower proceeds from the exercise of stock options.

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

     The following table provides a reconciliation from the Company’s cash provided by operations to Free Cash Flow.

	Three Months Ended March 31,
	2005	2004
	(millions)
Cash provided by operations	$1,854	$1,819
Capital expenditures and product development costs	(651)	(557)
Principal payments on capital leases	(37)	(48)

Free Cash Flow including discontinued operations	1,166	1,214
Less: Free Cash Flow from discontinued operations	7	(141)

Free Cash Flow	$1,173	$1,073

Capital Expenditures and Product Development Costs

     Time Warner’s total capital expenditures and product development costs were $651 million in 2005 compared to $557 million in 2004. Capital expenditures and product development costs principally relate to the Company’s Cable segment, which had capital expenditures of $387 million for the three months ended March 31, 2005 as compared to $319 million for the three months ended March 31, 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

     The Cable segment’s capital expenditures from continuing operations comprise the following categories:

	Three Months Ended March 31,
	2005	2004
	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$198	$166
Scaleable infrastructure	45	24
Line extensions	63	46
Upgrade/rebuild	30	21
Support capital	51	62

Total capital expenditures	$387	$319

     TWC Inc. incurs expenditures associated with the construction and maintenance of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC Inc. generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, direct labor, overhead and, in some cases, interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures include: customer premise equipment, scalable infrastructure, line extensions, plant upgrades and rebuilds and support capital. With respect to customer premise equipment, which includes converters and cable modems, TWC Inc. capitalizes direct installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful lives. For converters and modems, useful life is generally 3 to 4 years and for plant upgrades, useful life is up to 16 years.

Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $3.9 billion and $3.7 billion at March 31, 2005 and December 31, 2004, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment of $674 million and $514 million at March 31, 2005 and December 31, 2004, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

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

     Since late 2002, America Online’s strategy has focused on improving and expanding its Internet products and services, including enhancement or upgrade to the content and features provided through the flagship AOL service, and introducing premium services, as well as reducing costs. In late 2004, America Online reorganized its operating structure and expanded its strategy from attracting and retaining subscribers, especially those who access the Internet via a high-speed connection, to focus also on increasing the value of and maintaining or increasing the size of its U.S. and worldwide audience to the America Online network of sites, content and services. America Online’s strategy continues to include the development and offering of additional products and services to existing subscribers, as well as to Internet users in general. The success of its strategy will depend on a number of factors, including competition, the rate of decline in the number of subscribers to the AOL service, the ability to generate more activity on, and to attract more people to, its network of sites, content and services, the growth of the online advertising business, the ability to secure agreements with third parties for distribution of America Online products and services, accurate forecasting of consumer preferences, and the ability to anticipate and keep up with technological developments. If America Online is unsuccessful, Time Warner’s financial condition, results of operations and cash flows could be adversely affected.

     With respect to “dial-up” narrowband Internet access, America Online faces significant competition from other Internet service providers, particularly those with low-price offerings. To meet this competition through ways other than price reductions, America Online has focused on improving the quality of features and content provided on its flagship AOL service to seek, attract and retain narrowband Internet users, for example, by providing the McAfee Virus Scan product to AOL members without additional charge. America Online also operates lower-priced Internet services to compete with the low-price ISPs. It is too early to determine whether these services will be successful in retaining existing and attracting new subscribers.

     America Online expects to continue to experience declines in the number of subscribers. Each year, a significant portion of AOL members cancel their membership or are terminated by America Online either for non-payment of account charges or violation of one of the terms of service that apply to members (for example, sending spam e-mails or violating community guidelines in chat rooms). In addition, maintaining and growing the subscriber base is difficult because the larger the subscriber base, the greater the number of new subscribers required to offset those subscribers who cancel or are terminated. In 2003 and continuing to the present, America Online did not register

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

new members in numbers sufficient to replace the subscribers who canceled or were terminated. One important reason for the declining number of subscribers has been that registrations have been declining in response to marketing campaigns and various other subscriber acquisition methods; continuing decreases in new registrations could adversely affect the rate of decline in the total number of subscribers. As part of its strategy announced in late 2004 and in connection with the upcoming re-launch of AOL.com, America Online during 2005 is moving certain proprietary content to the Internet, allowing all Internet users, not just members of the AOL service, to access such content without charge. This strategy could result in further declines in the number of subscribers and may result in subscribers canceling their subscriptions at a faster rate than in the past. In addition, America Online is seeking to enter into agreements with high-speed access distributors, such as cable companies and telecommunications companies, to bundle and distribute the AOL service for a fee. Under these arrangements, including an agreement signed recently with Time Warner Cable, America Online anticipates that it will charge less, and accordingly earn less revenue, for the service than if it were selling directly to subscribers. America Online continues to develop, test, change and implement price plans, service offerings and payment methods to identify effective ways to attract and retain members.

     America Online will need to develop other sources of revenues to offset the lower revenues from service fees expected to result from the decline in subscribers and from the offering of the lower-priced Internet services to compete against other narrowband ISPs. For the foreseeable future, Advertising revenues will be an increasingly important source of revenues for America Online. America Online’s ability to increase Advertising revenues depends in part on its ability to increase the value of its audience of unique visitors to the America Online network of sites, content and services, as well as its ability to maintain or increase its audience size. This audience includes AOL members as well as Internet users accessing America Online’s network of sites, content and services from the Internet either in the U.S. or from another country. Although America Online has had some success in attracting an audience outside of its ISP membership at Internet Websites like MapQuest and Moviefone, America Online faces significant competition from third-party Internet sites, such as Yahoo!. It is unknown whether America Online’s strategy of increasing content available on the Web will be successful in generating increased activity by its audience or in maintaining or increasing its audience size, and thus increase Advertising revenues. In addition, America Online must continue to focus on establishing, expanding and renewing relationships with advertisers and improving its advertising business. America Online’s Advertising revenues have improved as a result, in large part, of America Online’s acquisition of Advertising.com and its and AOL Europe’s paid-search relationships with Google. Increased competition to provide Internet advertising opportunities could adversely impact Advertising.com’s continued growth. In addition, America Online seeks to expand sources of Advertising revenue through introduction or expansion of Web-based services, such as InStore.com and the upcoming re-launch during the second half of 2005 of the AOL.com Website as a portal. It is too early to determine if these Web-based services will be successful.

     America Online has made progress in developing alternative sources of revenue and reducing costs, although it needs to continue to do so. For example, while AOL Europe’s profitability increased in 2004, the European services are not the leading Internet service providers in France, Germany or the U.K. Competition includes telecommunications companies that may have greater resources and infrastructure. AOL’s continued growth will depend in part on AOL Europe’s increasing its profitability over the next year. In addition, while network service costs were cut substantially in 2004, further decreases in 2005 are expected, but in a smaller amount than in 2004. Decreases in network service costs in 2005 are expected to result from previously negotiated price decreases, as well as from continuing decreases in demand based on the decline in the number of subscribers to the AOL service who access the service via dial-up telephone. America Online’s strategy includes continuing to introduce and expand use of existing premium digital services that provide incremental revenues, such as AOL Voicemail and MusicNet on AOL.

     Developing and introducing digital services requires America Online to operate outside of its core area of expertise. For example, America Online recently announced the launch of the AOL Internet Phone Service, an enhanced Voice Over Internet Protocol service for new and current AOL subscribers. This new service involves an ongoing commitment of resources to a new line of business and there can be no assurance that it will be successful. Furthermore, revenues from digital premium services may be adversely affected by a reduction in prices for the services or from incorporating them into the standard AOL service offering rather than offering them separately as premium services, resulting from pressure from competitors who may offer similar services over time at lower

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

prices or at no additional charge as part of their standard offerings. For example, a McAfee Virus Scan Online product, which AOL previously sold separately to subscribers, is now provided to AOL subscribers at no additional charge.

     The Company’s Cable segment has begun providing voice services over its cable systems and faces risks inherent to entering a new line of business, from competition and from regulatory actions or requirements. Time Warner Cable’s Digital Phone service was launched in all of its operating divisions at December 31, 2004. Coordinating the introduction of a product with which it has only limited operating experience may present significant challenges. First, although Time Warner Cable has introduced Digital Phone service in all its divisions, it remains a relatively new technology. Furthermore, the Digital Phone service depends on interconnection and related services provided by certain third parties. Time Warner Cable may encounter unforeseen difficulties as it introduces the product in new operating areas or increases the scale of its offering in areas in which it has launched. Second, Time Warner Cable may face heightened customer expectations and regulatory requirements related to the reliability of voice services as compared with video and high-speed data services. Time Warner Cable will need to undertake significant training of customer service representatives and technicians. If the service is not sufficiently reliable or Time Warner Cable otherwise fails to meet customer expectations or regulatory requirements, the Digital Phone business could be impacted adversely. Third, the competitive landscape for voice services is expected to be intense, with Time Warner Cable facing competition from other providers of VoIP services, as well as regional incumbent telephone companies, cellular telephone service providers and others, including established long distance companies. The regional incumbent telephone companies have substantial capital and other resources, as well as longstanding customer relationships. Some of these companies have entered into co-marketing arrangements with direct-to-home satellite service providers to offer video services (and, in the future, will likely offer video services on their own), together with their telephone and DSL offerings. Such bundled offerings by telephone companies may compete with Time Warner Cable’s offerings and could adversely impact Time Warner Cable. Finally, the Company expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on the Cable segment’s voice business and operations.

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

     Pending shareholder litigation or failure to fulfill the obligations under the deferred prosecution agreement with the U.S. Department of Justice or the Consent Order with the Securities and Exchange Commission could adversely affect Time Warner’s operations. In connection with the resolution of the investigation by the DOJ of the Company, America Online entered into a deferred prosecution agreement with the DOJ. In accordance with the agreement, the DOJ filed a criminal complaint against America Online in December 2004 for the conduct of certain employees in connection with securities fraud by PurchasePro.com, but the DOJ will defer prosecution of AOL and will dismiss the complaint in December 2006 provided the Company fulfills its obligations under the deferred prosecution agreement, as described in the 2004 Form 10-K. If the Company does not satisfy its obligations, the DOJ can proceed with the prosecution of America Online for actions in connection with PurchasePro.com, as set forth in the complaint, and may consider additional actions against the Company, which could have significant adverse effects on its operations and financial result. The Company intends to satisfy its obligations under the deferred prosecution agreement. In addition, in connection with the settlement with the SEC, the Company consented to entry of a Consent Order requiring it to comply with federal securities laws and regulations and the terms of an earlier order. If the Company is found to be in violation of the Consent Order, it may be subject to increased penalties and consequences as a result of the prior actions. As of May 1, 2005, there were forty-one putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

well as purported breaches of fiduciary duties pending against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that Time Warner violated various provisions of the securities laws. There are also actions filed by individual shareholders pending in federal and state courts. The Company is unable to predict the outcome of the pending shareholder litigation. The Company has not established any reserves associated with shareholder and civil litigation due to their preliminary status and because it is unable to reasonably estimate a range of possible loss. The Company is incurring expenses as a result of the pending shareholder litigation, and any costs associated with judgments in or settlements of these matters could adversely affect its financial condition and results of operations. See Note 10, “Commitments and Contingencies— Securities Matters.”

     Technological developments may adversely affect the Company’s competitive position and limit its ability to protect its valuable intellectual property rights. Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on the ability to acquire, develop, adopt, and exploit new technologies to distinguish their products and services from those of their competitors. In addition, the Company may face legal and practical limitations on its ability to enforce the Company’s intellectual property rights as a result of technological developments that facilitate the theft and unlawful distribution of the Company’s copyrighted works in digital form, including via the Internet. For example:

•	The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies, such as satellite, DSL, traditional phone, and wireless and power-line services; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders; or by the failure of new services, such as digital cable, high-speed data services, Digital Phone and Video-On-Demand, to appeal to enough consumers, or to be available at prices consumers are willing to pay, to function as expected or to be delivered in a timely fashion;

•	The Company’s America Online business may be adversely affected by competitors’ abilities to develop new technologies more quickly, including more compelling features/functionalities and premium digital services for Internet users, and by the uncertainty of the costs for obtaining rights from third parties, including appropriate patent licenses for technologies and methods used to deliver new services; and

•	The Company’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

     For Time Warner’s cable business:

•	more aggressive than expected competition, including price competition, from other distributors of video programming, including direct to home satellite distributors, regional incumbent telephone companies and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of high-speed data services, including DSL, satellite and terrestrial wireless distributors, power companies and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of voice services, including regional telephone companies, long distance providers, national VoIP providers, wireless distributors and from competitors using new technologies;

•	greater than expected increases in programming or other costs, including costs of new products and services, or difficulty in passing such costs to subscribers;

•	increases in government regulation of video services, including regulation that limits cable operators’ ability to raise rates, that requires that particular programming be carried or offered in a particular manner (for instance, “a la carte”), or that dictates set-top box or other equipment features, functionalities or specifications;

•	government regulation of other services, such as high-speed data and voice services, including regulation that results in the imposition of pole fees for such services that are higher than those permissible for video services;

•	government regulation that dictates the manner in which it operates its cable systems or determines what to offer, such as the imposition of “forced access” rules or common carrier requirements;

•	increased difficulty in obtaining franchise renewals;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital video service, high-speed data service, voice service or video-on-demand, to appeal to enough subscribers or to be available at prices subscribers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers;

•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately; and

•	unanticipated funding obligations relating to its cable joint ventures.

     For Time Warner’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of the filmed entertainment businesses;

•	continued popularity of merchandising;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

•	the uncertain impact of technological developments that facilitate theft and unlawful distribution of the Company’s copyrighted works and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop successful business models for the secure delivery of filmed entertainment products in a digital environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the risk that marketing costs associated with theatrical film releases in a highly competitive marketplace will increase;

•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers and increased competition in viewership for broadcast programming due to the increasing number of cable and pay television services;

•	with respect to home video, the threat of an impending format war over the next generation of high definition DVD product might prevent a smooth transition from the current, highly profitable DVD product to the next generation, thereby fragmenting and diminishing the potential market while harming current DVD sales as the industry and consumers wait to see which format or formats will prevail; and

•	the ability to maintain an ad supported commercial television model in the face of challenges posed by increased consumer usage of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.

     For Time Warner’s network businesses:

•	increased competition from large media companies whose increasing scale could result in competitive advantages including advertising sales, promotions, programming and other areas;

•	greater than expected newsgathering, programming or production costs;

•	increased resistance by cable and satellite distributors to wholesale price increases;

•	the negative impact on premium programmers of greater than anticipated basic cable rate increases to consumers;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cycles and to new media technologies;

•	the negative impact of further consolidation of multiple-system cable operators;

•	theft and unlawful distribution of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of digital video recorders or other technologies that change the nature of the advertising and other markets for television products;

•	the development of new technologies that alter the role of programming networks and services; and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Continued)

•	greater than expected fragmentation of consumer viewership, as well as the possible loss of viewers, as a result of the increased number of programming services and the increased popularity of alternatives to television.

     For Time Warner’s publishing businesses:

•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new profitable sources of circulation;

•	substantial postal rate increases expected in the first quarter of 2006;

•	unanticipated increases in paper costs;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel;

•	increased competition from new magazine entrants may have an impact on its most profitable magazines, including People;

•	risks associated with changes in foreign currency exchange rates;

•	changes in government regulation of direct marketing;

•	receipt of information identifying debit card purchasers which may require changes in payment acceptance procedures for such purchasers, which could decrease subscription renewals; and

•	the introduction and increased popularity over the long term of alternative technologies for the distribution of news and information.

     For Time Warner generally, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, failure to meet earnings expectations, significant acquisitions such as the pending Adelphia acquisition or other transactions, economic slowdowns, the impact of terrorist acts and hostilities in Iraq and elsewhere in the world, increased expenses as a result of the shareholder litigation pending against Time Warner, as well as the risk of costs associated with judgments in or settlements of such matters, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at its segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

TIME WARNER INC.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. The Company began consolidating the financial results of AOLA, effective March 31, 2004 pursuant to the requirements of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities.” Because the Company does not control AOLA, the Company’s disclosure controls and procedures with respect to information regarding AOLA also are more limited than those for consolidated subsidiaries the Company controls.

Changes in Internal Control Over Financial Reporting

     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2005	2004
	(millions, except
	per share amounts)
ASSETS

Current assets
Cash and equivalents	$7,012	$6,139
Restricted cash	150	150
Receivables, less allowances of $2.151 and $2.109 billion	4,494	5,512
Inventories	1,972	1,737
Investment in Google	918	—
Prepaid expenses and other current assets	1,100	1,101

Total current assets	15,646	14,639

Noncurrent inventories and film costs	4,270	4,415
Investments, including available-for-sale securities	3,703	4,703
Property, plant and equipment	13,160	13,094
Intangible assets subject to amortization	3,773	3,892
Intangible assets not subject to amortization	39,656	39,656
Goodwill	39,797	39,667
Other assets	3,151	3,273

Total assets	$123,156	$123,339

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,078	$1,339
Participations payable	2,558	2,579
Royalties and programming costs payable	1,093	1,018
Deferred revenue	1,552	1,497
Debt due within one year	1,626	1,672
Other current liabilities	5,034	6,468
Current liabilities of discontinued operations	44	51

Total current liabilities	12,985	14,624

Long-term debt	20,466	20,703
Deferred income taxes	15,298	14,943
Deferred revenue	901	905
Mandatorily convertible preferred stock	—	1,500
Other liabilities	4,608	4,341
Noncurrent liabilities of discontinued operations	38	38
Minority interests	5,549	5,514
Commitments and contingencies (Note 10)

Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 96.3 and 105.7 million shares outstanding	1	1
Time Warner common stock, $0.01 par value, 4.588 and 4.483 billion shares outstanding	46	45
Paid-in-capital	157,844	156,252
Accumulated other comprehensive income, net	90	106
Accumulated deficit	(94,670)	(95,633)

Total shareholders’ equity	63,311	60,771

Total liabilities and shareholders’ equity	$123,156	$123,339

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2005	2004
	(millions, except
	per share amounts)
Revenues:
Subscription	$5,492	$5,314
Advertising	1,647	1,447
Content	3,083	3,117
Other	261	307

Total revenues(a)	10,483	10,185
Costs of revenues(a)	(6,000)	(5,971)
Selling, general and administrative(a)	(2,528)	(2,445)
Amortization of intangible assets	(150)	(154)
Restructuring costs	(12)	—
Asset impairments	(24)	—
Gains on disposal of assets, net	10	1

Operating income	1,779	1,616
Interest expense, net(a)	(346)	(404)
Other income, net	111	31
Minority interest expense, net	(59)	(56)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,485	1,187
Income tax provision	(522)	(475)

Income before discontinued operations and cumulative effect of accounting change	963	712
Discontinued operations, net of tax	—	215

Income before cumulative effect of accounting change	963	927
Cumulative effect of accounting change, net of tax	—	34

Net income	$963	$961

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.21	$0.16
Discontinued operations	—	0.04
Cumulative effect of accounting change	—	0.01

Basic net income per common share	$0.21	$0.21

Average basic common shares	4,587.8	4,549.1

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.20	$0.15
Discontinued operations	—	0.04
Cumulative effect of accounting change	—	0.01

Diluted net income per common share	$0.20	$0.20

Average diluted common shares	4,722.3	4,699.1

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$59	$62
Costs of revenues	(65)	(60)
Selling, general and administrative	8	7
Interest income, net	7	5

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2005	2004
	(millions)
OPERATIONS
Net income(a)	$963	$961
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(34)
Depreciation and amortization	802	789
Amortization of film costs	776	725
Impairments of goodwill	24	—
Loss on writedown of investments	3	1
Gain on sale of investments and other assets, net	(35)	(39)
Equity in (income) losses of investee companies, net of cash distributions	(7)	8
Changes in operating assets and liabilities, net of acquisitions(b)	(665)	(518)
Adjustments relating to discontinued operations	(7)	(74)

Cash provided by operations(c)	1,854	1,819

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(224)	(80)
Capital expenditures and product development costs	(651)	(557)
Investment proceeds from available-for-sale securities	1	29
Other investment proceeds	85	2,571

Cash provided (used) by investing activities	(789)	1,963

FINANCING ACTIVITIES
Borrowings	1,285	1,866
Debt repayments	(1,532)	(2,917)
Proceeds from exercise of stock options	99	172
Principal payments on capital leases	(37)	(48)
Other	(7)	—

Cash used by financing activities	(192)	(927)

INCREASE IN CASH AND EQUIVALENTS	873	2,855
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,139	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$7,012	$5,895

(a)	The first quarter of 2004 includes net income from discontinued operations of $215 million.
(b)	The first quarter of 2005 includes a $300 million payment related to the government investigations.
(c)	The first quarter of 2005 includes an approximate $36 million use of cash related to changing the fiscal year end of certain international operations from November 30 to December 31.

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31,
(Unaudited)

	2005	2004
	(millions)
BALANCE AT BEGINNING OF PERIOD	$60,771	$56,213

Net income	963	961
Other comprehensive loss	(17)	(1)

Comprehensive income	946	960

Conversion of mandatorily convertible preferred stock	1,500	—
Other(a)	94	262

BALANCE AT END OF PERIOD	$63,311	$57,435

(a)	The first quarter of 2005 includes approximately $117 million for shares issued pursuant to stock option and other benefit plans (including the related income tax benefit of approximately $20 million) and an approximate $23 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (including the related income tax benefit of approximately $9 million). The first quarter of 2004 includes approximately $214 million for shares issued pursuant to stock option and other benefit plans (including the related income tax benefit of approximately $32 million).

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS, RECENT TRANSACTIONS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks and publishing. Time Warner classifies its business interests into five reportable segments: AOL: consisting principally of interactive services; Cable: consisting principally of interests in cable systems that provide video programming, high-speed data and Digital Phone services; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; Networks: consisting principally of cable television and broadcast networks; and Publishing: consisting principally of magazine and book publishing. Financial information for Time Warner’s various reportable segments is presented in Note 7.

Recent Transactions

Investment in Google Inc.

     In May 2004, America Online exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google Inc. (“Google”). Each of these shares converted automatically into shares of Google’s Class B Common Stock immediately prior to the closing of Google’s initial public offering on August 24, 2004. In connection with this offering, America Online converted approximately 2.4 million shares of its Google Class B Common Stock into an equal number of shares of Google’s Class A Common Stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million in the third quarter of 2004. Following this transaction, America Online continued to hold approximately 5.1 million shares of Google’s Class B Common Stock. Transfers of these shares are subject to applicable securities laws requiring that sales be made either pursuant to a registration statement or under exemptions from registration.

     The Company has entered into agreements to sell its remaining 5.1 million shares at an average share price of approximately $185. The sales under the agreements settled on May 3, 2005, and the Company received total cash consideration of approximately $940 million, resulting in a gain of approximately $925 million that will be recognized in the second quarter of 2005. Accordingly, as of March 31, 2005, the shares are classified as a current asset on the Company’s accompanying consolidated balance sheet at their fair value of approximately $918 million. There is a corresponding unrealized gain of approximately $542 million, net of deferred taxes of approximately $361 million, reflected in other comprehensive income, a component of consolidated shareholders’ equity.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Adelphia/Comcast

Adelphia Acquisition Agreement

     On April 20, 2005, a subsidiary of the Company, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (“Comcast”) reached definitive agreements to acquire substantially all the assets of Adelphia Communications Corporation (“Adelphia”) for a total of $12.7 billion in cash (of which TW NY will pay $9.2 billion and Comcast will pay the remaining $3.5 billion) and 16% of the Common Stock of Time Warner’s cable subsidiary, TWC Inc.

     Comcast’s effective 21% interest in TWC Inc. will be redeemed on or after the acquisition of Adelphia for approximately $2.0 billion in cash and cable systems serving approximately 755,000 subscribers (“TWC and TWE Redemption Agreements”). Specifically, Comcast’s 17.9% interest in TWC Inc. will be redeemed in exchange for stock of a subsidiary of TWC Inc. holding cable systems serving approximately 587,000 subscribers, as well as approximately $1.856 billion in cash. In addition, Comcast’s 4.7% interest in TWE will be redeemed in exchange for interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers, as well as approximately $133 million in cash. TWC Inc., Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (“Cable Swaps”).

     Upon closing of these proposed transactions, TWC Inc. will gain systems passing approximately 7.5 million homes, with approximately 3.5 million basic subscribers. TWC Inc. will then manage a total of approximately 14.4 million basic subscribers. Time Warner will own 84% of TWC Inc.’s Common Stock, a $2.9 billion economic interest in a subsidiary of TWC Inc. and TWC Inc. will become a publicly traded company at the time of closing.

     These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino antitrust approval, FCC and local franchise approvals, as well as, in the case of the Adelphia acquisition, the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction over Adelphia’s Chapter 11 case and Adelphia’s creditors. Closing is expected in about 9 to 12 months.

     The purchase of Adelphia’s assets is not dependent on the occurrence of the Cable Swaps and redemption transactions between Time Warner and Comcast. Furthermore, if Comcast fails to obtain certain necessary governmental authorizations, TW NY has agreed that it will also acquire the cable operations of Adelphia that would have been acquired by Comcast, with the purchase price payable in cash or TWC Inc. stock at the Company’s discretion.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amendments to Existing Arrangements

     In addition to agreeing to the purchase of Adelphia’s assets, the TWC and TWE Redemption Agreements and Cable Swaps described above, the Company and Comcast amended certain existing agreements they had previously entered into. The objective of these amendments is to cancel these agreements contingent upon the completion of the TWC and TWE Redemption Transaction described above. Here is a brief description of these amendments:

     Registration Rights Agreement. In conjunction with the restructuring of TWE completed in 2003 (the “TWE Restructuring”), TWC Inc. granted Comcast and certain affiliates registration rights related to the shares of TWC Inc. Class A Common Stock acquired by Comcast in the TWE Restructuring. As part of the agreements described above, Comcast generally has agreed not to exercise or pursue registration rights with respect to the TWC Inc. Class A Common Stock owned until the date upon which the TWC Redemption Agreement described above is terminated in accordance with its terms (e.g. the TWC Redemption Agreement is cancelled).

     Tolling and Optional Redemption Agreement. On April 20, 2005, a subsidiary of TWC Inc., Comcast and certain of its affiliates entered into an amendment (the “Second Tolling Amendment”) to the Tolling and Optional Redemption Agreement, dated as of September 24, 2004, and previously amended on February 17, 2005. Pursuant to the Second Tolling Amendment, the parties agreed that if the TWC Redemption Agreement terminates, TWC Inc. will redeem 23.8% of Comcast’s 17.9% ownership of TWC Inc. Class A Common Stock in exchange for 100% of the common stock of a TWC Inc. subsidiary which will own certain cable systems serving approximately 148,000 basic subscribers plus approximately $422 million in cash.

     A more complete description of the transactions described above may be found in the Company’s Current Reports on Form 8-K, each dated April 20, 2005 and filed with the Securities and Exchange Commission (“SEC”) on April 21, 2005 and April 27, 2005.

Basis of Presentation

Reclassifications

     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2005 presentation.

Use of Estimates

     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, film ultimates, video and magazine returns, business combinations, pensions and other postretirement benefits, income taxes and contingencies.

Interim Financial Statements

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed on March 11, 2005.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Update on Government Investigations

     As previously disclosed by the Company, the SEC and the U.S. Department of Justice (“DOJ”) had been conducting investigations into the accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s America Online segment, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe S.A. ("AOL Europe") prior to January 2002.

     The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In addition, on March 21, 2005, the Company announced that the SEC has approved the Company’s proposed settlement, which resolves the SEC’s investigation of the Company.

     Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also requires the Company to:

•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. (“Bertelsmann”) that were improperly recognized or prematurely recognized primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner would review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.

     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company.

     The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s 2004 Form 10-K.

     As previously discussed, as part of the settlement with the SEC, the Company agreed to appoint an independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. As a result, the application of the provisions of FAS 123R will have a significant impact on Operating Income before Depreciation and Amortization, Operating Income, net income and earnings per share. In April 2005, the SEC amended the compliance dates for FAS 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) until adoption of FAS 123R beginning January 1, 2006.

     In accordance with APB 25 and related interpretations, compensation expense for stock options is generally recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal. If a company measures share-based compensation using APB 25, it must also disclose what the impact would have been if it had measured share-based compensation using the fair value of the equity award on the date it is granted as provided in FAS 123, predecessor of FAS 123R.

     The Company recognizes compensation expense pursuant to the methods specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans,” for its stock option incentive plans under APB 25 and in the FAS 123 pro forma disclosure that follows. Had compensation cost for Time Warner’s stock option incentive plans been determined based on the fair value method set forth in FAS 123, Time Warner’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Three Months Ended March 31,
	2005	2004
	(millions, except per share amounts)
Net income, as reported	$963	$961
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74)	(72)

Pro forma net income	$889	$889

Basic net income per share:
As reported	$0.21	$0.21

Pro forma	$0.19	$0.20

Diluted net income per share:
As reported	$0.20	$0.20

Pro forma	$0.19	$0.19

     For purposes of these disclosures, the Company has refined certain of its valuation approaches and inputs and believes such refinements are consistent with the valuation techniques as required under FAS 123R. As guidance and interpretations in the area of equity-based compensation evolve, the Company will continually assess its methodologies and processes in this area to ensure compliance with FAS 123R. Before the first quarter of this year, the Company estimated the expected term of an option by computing the average period of time such options would remain outstanding from the grant date to the exercise date. The historical expected term was computed by segregating the employee base into two groups (Senior Executives and all other employees). Beginning in the first quarter of 2005, the Company has begun to use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns. In evaluating expected employee exercise behavior, the Company separated employees into four groups based on the number of options they were granted. The weighted average expected term assumption used for the first quarter of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2005 was 4.79 years from the date of grant as compared to 3.60 years from the date of grant for the first quarter of 2004. In addition, historically during 2004, the volatility assumption was calculated using an average of historic and implied volatilities. Beginning in the first quarter of 2005, the Company determined the volatility assumption using implied volatilities based primarily on traded Time Warner options. It should be noted that both historical and implied volatility for Time Warner have declined during the period. The weighted average volatility assumption used for the first quarter of 2005 was 24.4% as compared to a weighted average volatility of 35.0% for the first quarter of 2004. Had the Company used the methodologies employed in 2004 to estimate stock option valuation assumptions, the fair value of an option granted in the first quarter of 2005 would have increased by approximately 1%.

     Based on recent accounting interpretations, pro forma stock-based compensation expense for the three months ended March 31, 2005 reflects approximately $20 million, net of tax, related to the accelerated amortization of the fair value of options granted in prior periods to certain retirement-eligible employees with no subsequent substantive service requirement (e.g., no substantive noncompete agreement). Historically, the Company recognized pro forma stock-based compensation related to retirement-age-eligible employees over the award’s contractual vesting period. Management does not believe that the amount related to prior years’ grants is material to the pro forma disclosures of the prior or current year.

Conditional Asset Retirement Obligations

     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. This Interpretation is effective for Time Warner no later than December 31, 2005. The application of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

2. SALE OF MUSIC SEGMENT

     On March 1, 2004, the Company sold its Warner Music Group (“WMG”) recorded music and Warner/Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations sold. The Company has presented the results of operations and financial condition of the Music segment as discontinued operations. As of March 31, 2005, there are $82 million of liabilities associated with the former Music operations. The liabilities are principally related to severance and pension obligations to former employees of the Music segment, which were retained by Time Warner.

     Financial information of the Music operations, and adjustments to the initial estimates of the assets sold to and liabilities assumed by, the acquirors in such transactions and to the resolution of various tax matters surrounding the music business dispositions included in discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2004, is as follows (millions):

Total revenues	$780
Pretax income	77
Income tax benefit	138
Net income	215

     The option to reacquire a minority interest in the WMG recorded music and music publishing business allows Time Warner to purchase a 15% interest in WMG’s recorded music and music publishing operations at any time during the three years following the closing of the transaction or to purchase a 19.9% interest in the event the Investment Group enters into a music merger transaction with another major music business within three years of closing of the transaction. This option is accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The strike price for the option to purchase a 15% interest is equal to 75% of the then estimated equity value of the 15% interest acquired but not less than a pro rata share (i.e., 15%) of the Investment Group’s equity purchase price (reduced by a pro rata share of cash distributions). The strike

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

price for the option to purchase a 19.9% interest is equal to a pro rata share (i.e., 19.9%) of the Investment Group’s equity purchase price (reduced by a pro rata share of cash distributions) accreted at 8.5% per annum if the transaction is signed prior to March 1, 2005, and if a transaction is signed between March 1, 2005 and March 1, 2007, interest is accreted at 8.5% for the first 15 months and 15% thereafter. To the extent the option is exercised for either the 15% or the 19.9% interest on a gross basis, the Company would account for its interest using the cost method of accounting. In the first quarter of 2005, WMG filed a registration statement with the SEC relating to an initial public offering of its Common Stock. In connection with the anticipated IPO of WMG, the Company entered into an agreement with WMG pursuant to which WMG has agreed to a cash purchase of the Company’s option at the time of the WMG public offering based on the initial public offering price per share, net of any underwriters’ discounts. Based on the price range contained in WMG’s SEC filings relating to the IPO, the cash purchase price payable by WMG to the Company with respect of the option would be approximately $165 million. Accordingly, the value of the option, which is included in Investments, including available-for-sale securities in the accompanying consolidated balance sheet, was increased by $80 million to $165 million. The $80 million increase in value was recorded in Other income, net, in the consolidated statement of operations.

3. INVENTORIES AND FILM COSTS

     Inventories and film costs consist of:

	March 31,	December 31,
	2005	2004
	(millions)
Programming costs, less amortization	$2,817	$2,599
Videocassettes, DVDs, books, paper and other merchandise	524	522
Film costs — Theatrical:
Released, less amortization	696	893
Completed and not released	218	60
In production	818	843
Development and pre-production	49	51
Film costs — Television:
Released, less amortization	510	493
Completed and not released	175	191
In production	425	494
Development and pre-production	10	6

Total inventories and film costs(a)	6,242	6,152
Less: current portion of inventory(b)	(1,972)	(1,737)

Total noncurrent inventories and film costs	$4,270	$4,415

(a)	Does not include $3.082 billion and $3.137 billion of net film library costs as of March 31, 2005 and December 31, 2004, respectively, which are included in intangible assets subject to amortization in the accompanying consolidated balance sheet.
(b)	Current inventory as of March 31, 2005 and December 31, 2004, is comprised primarily of programming inventory at the Networks segment ($1.462 billion and $1.215 billion, respectively), books, magazines, paper and other merchandise at the Publishing segment ($227 million and $199 million, respectively), DVDs, videocassettes and laservision discs at the Filmed Entertainment segment ($277 million and $318 million, respectively) and general merchandise at the AOL segment ($6 million and $5 million, respectively).

4. MANDATORILY CONVERTIBLE PREFERRED STOCK

     At December 31, 2004, the Company had outstanding one share of its Series A mandatorily convertible preferred stock, par value $0.10 per share, face value of $1.5 billion (the “Series A Preferred Stock”), held by a trust for the benefit of Comcast, that was issued on March 31, 2003, as part of the TWE Restructuring. The Series A Preferred Stock was not entitled to receive a dividend, had a liquidation preference of $0.10 per share and, after payment of the liquidation preference, would have participated on a pro rata basis with the common shareholders in the event of a liquidation of the Company. The holder of the Series A Preferred Stock was entitled to vote on all matters submitted to shareholders of the Company and voted with the common shareholders as a class, with the Series A Preferred Stock having a number of votes equal to 134,245,006 shares of Common Stock. In accordance with the terms of the stock, on March 31, 2005, the Series A Preferred Stock was automatically converted into 83,835,883 shares of Common Stock of the Company, valued at $1.5 billion, and such amount was reclassified to equity in the accompanying consolidated balance sheet. Prior to the conversion, an estimate of the number of shares of Common Stock issuable upon the conversion of the Series A Preferred Stock based on the fair market value of the Common Stock at the end of the applicable period was included in the calculation of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Company’s diluted earnings per share, but not its basic earnings per share. Following the issuance of the Common Stock upon the conversion of the Series A Preferred Stock, the shares issued are included in the calculation of both the basic and diluted earnings per share.

5. SHAREHOLDERS’ EQUITY

     At March 31, 2005, shareholders’ equity of Time Warner included 96.3 million shares of Series LMCN-V common stock and 4.588 billion shares of common stock (net of approximately 82 million shares of common stock held in treasury). The outstanding shares of common stock include the 83,835,883 shares of common stock issued upon conversion of the one share of Series A Preferred Stock on March 31, 2005. Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met. During the first quarter of 2005, 9.4 million shares of LMCN-V common stock were converted into an equal number of shares of common stock.

6. GOODWILL

     A summary of changes in the Company’s goodwill for the three months ended March 31, 2005 by reportable segment is as follows (millions):

	December 31,	Acquisitions &		March 31,
	2004	Adjustments(a)	Impairment(b)	2005
AOL	$3,027	$18	$(24)	$3,021
Cable	1,921	—	—	1,921
Filmed Entertainment	5,218	2	—	5,220
Networks	20,626	—	—	20,626
Publishing	8,875	134	—	9,009

Total	$39,667	$154	$(24)	$39,797

(a)	Includes $132 million at the Publishing segment related to the preliminary purchase price allocation for the acquisition of the remaining ownership interest in Essence Communications Partners.
(b)	Impairment relates to the $24 million impairment charge of America Online Latin America, Inc. (“AOLA”) goodwill.

7. SEGMENT INFORMATION

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Three Months Ended March 31, 2005

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,774	$311	$—	$48	$2,133
Cable	2,127	119	—	—	2,246
Filmed Entertainment	—	3	2,951	60	3,014
Networks	1,342	682	253	8	2,285
Publishing	381	571	128	160	1,240
Intersegment elimination	(132)	(39)	(249)	(15)	(435)

Total revenues	$5,492	$1,647	$3,083	$261	$10,483

Three Months Ended March 31, 2004

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,919	$214	$—	$58	$2,191
Cable	1,934	109	—	—	2,043
Filmed Entertainment	—	3	2,919	65	2,987
Networks	1,234	634	284	43	2,195
Publishing	354	521	109	163	1,147
Intersegment elimination	(127)	(34)	(195)	(22)	(378)

Total revenues	$5,314	$1,447	$3,117	$307	$10,185

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Additionally, transactions between divisions within the same reporting segment (e.g., a transaction between HBO and Turner) are eliminated in arriving at segment performance and, therefore, do not themselves impact segment results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Three Months Ended March 31,
	2005	2004
	(millions)
Intersegment Revenues(a)
AOL	$6	$15
Cable	10	14
Filmed Entertainment	242	188
Networks	158	143
Publishing	19	18

Total intersegment revenues	$435	$378

(a)	Intersegment revenues include intercompany Advertising revenues of $39 million and $34 million for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,
	2005	2004
	(millions)
Operating Income before Depreciation and Amortization
AOL(a)	$518	$489
Cable	822	750
Filmed Entertainment	410	412
Networks(b)	787	735
Publishing(c)	175	170
Corporate(d)	(102)	(164)
Intersegment elimination	(29)	13

Total Operating Income before Depreciation and Amortization	$2,581	$2,405

(a)	In the first quarter of 2005, Operating Income before Depreciation and Amortization includes a $24 million noncash goodwill impairment charge related to AOLA and a $2 million gain from the resolution of a contingent gain related to the 2004 sale of Netscape Security Solutions.
(b)	In the first quarter of 2004, Operating Income before Depreciation and Amortization includes an approximate $7 million loss related to the sale of the winter sports teams.
(c)	In the first quarter of 2005, Operating Income before Depreciation and Amortization includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc, which was previously fully reserved due to concerns about recoverability. In the first quarter of 2004, Operating Income before Depreciation and Amortization includes an $8 million gain from the sale of a building.
(d)	In the first quarter of 2004, Operating Income before Depreciation and Amortization includes $53 million of costs associated with the relocation from the Company’s former Corporate headquarters, of which approximately $3 million of this charge was reversed in the first quarter of 2005, as it was no longer required due to changes in estimates.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions)
Depreciation of Property, Plant and Equipment
AOL	$(147)	$(170)
Cable	(376)	(346)
Filmed Entertainment	(30)	(24)
Networks	(55)	(49)
Publishing	(35)	(30)
Corporate	(9)	(16)

Total depreciation of property, plant and equipment	$(652)	$(635)

	Three Months Ended March 31,
	2005	2004
	(millions)
Amortization of Intangible Assets
AOL	$(47)	$(42)
Cable	(20)	(18)
Filmed Entertainment	(52)	(53)
Networks	(4)	(3)
Publishing	(27)	(38)

Total amortization of intangible assets	$(150)	$(154)

	Three Months Ended March 31,
	2005	2004
	(millions)
Operating Income
AOL	$324	$277
Cable	426	386
Filmed Entertainment	328	335
Networks	728	683
Publishing	113	102
Corporate	(111)	(180)
Intersegment elimination	(29)	13

Total operating income	$1,779	$1,616

	March 31,	December 31,
	2005	2004
	(millions)
Assets
AOL	$7,067	$7,175
Cable	43,005	43,165
Filmed Entertainment	17,040	18,105
Networks	33,389	33,042
Publishing	13,829	14,012
Corporate	8,826	7,840

Total assets	$123,156	$123,339

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. BENEFIT PLANS

     Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. The components of the net periodic benefit costs recognized for the three months ended March 31, 2005 and 2004 are as follows:

	Domestic		International
	March 31,		March 31,
	2005	2004	2005	2004
	(millions)
Service cost	$32	$28	$5	$5
Interest cost	42	38	9	8
Expected return on plan assets	(49)	(43)	(10)	(9)
Amounts amortized	13	12	2	2

Net periodic benefit costs	$38	$35	$6	$6

Contributions	$5	$5	$4	$5

     After considering the funded status of the Company’s defined benefit plans, movements in benchmark interest rates, investment performance and related tax consequences, the Company may choose to make contributions to its defined benefit pension plans. Currently, there are no minimum required contributions for domestic funded plans and no discretionary or noncash contributions are planned. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid and are included in the table above. Expected benefit payments for domestic unfunded plans for 2005 is approximately $16 million.

9. MERGER AND RESTRUCTURING COSTS

Merger Costs

     In connection with the merger of America Online and Historic TW (“America Online-Historic TW Merger”), the Company reviewed its operations and implemented several plans to restructure the operations of both companies (“restructuring plans”). As part of the restructuring plans, the Company accrued a restructuring liability of approximately $1.031 billion during 2001. These restructuring accruals relate to costs to exit and consolidate certain activities of Historic TW, as well as costs to terminate employees across various Historic TW business units.

     As of March 31, 2005, out of the remaining liability of $35 million, $10 million was classified as a current liability, with the remaining $25 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2012.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Selected information relating to the restructuring costs included in the allocation of the cost to acquire Historic TW is as follows (millions):

	Employee	Other
	Termination	Exit Costs	Total
Initial accruals	$619	$412	$1,031

Restructuring liability as of December 31, 2003	$28	$36	$64
Cash paid — 2004(a)	(14)	(7)	(21)
Noncash reductions— 2004(b)	(2)	(3)	(5)

Restructuring liability as of December 31, 2004	12	26	38
Cash paid — 2005	(2)	(1)	(3)

Restructuring liability as of March 31, 2005	$10	$25	$35

(a)	Of the $21 million paid in 2004, $8 million was paid in the first quarter.
(b)	Noncash reductions represent adjustments to the restructuring accrual, with a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated. Of the $5 million in noncash reductions in 2004, no reductions were made during the first quarter.

Restructuring Costs

     In addition to the costs of activities related to the America Online – Historic TW Merger, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2005 Restructuring Costs

     For the three months ended March 31, 2005, the Company incurred restructuring costs of $17 million associated with the early retirement of certain senior executives at the Cable segment. These charges are part of TWC Inc.’s plans to simplify its organization and enhance its customer focus. TWC Inc. is in the initial stages of executing this reorganization and expects to incur additional costs associated with this reorganization as it is implemented throughout 2005. As of March 31, 2005, payments of less than $1 million have been made against this accrual.

     As of March 31, 2005, out of the remaining liability of $17 million, $8 million was classified as a current liability, with the remaining liability of $9 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2011.

2004 Restructuring Costs

     For the year ended December 31, 2004, the Company incurred restructuring costs of $55 million related to employee terminations at the AOL segment. The number of employees terminated was 861 (770 domestic and 91 internationally). During the first quarter of 2005, the Company incurred additional restructuring costs of $3 million related to the AOL segment as a result of changes in estimates of previously established restructuring accruals.

     As of March 31, 2005, a majority of the remaining liability of $13 million was classified as a current liability in the accompanying consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Selected information relating to the 2004 restructuring costs is as follows (millions):

Employee
Terminations
2004 accruals	$55
Cash paid — 2004(a)	(5)

Remaining liability as of December 31, 2004	50
Additional Accrual	3
Cash paid — 2005	(40)

Remaining liability as of March 31, 2005	$13

(a)	Of the $5 million paid in 2004, no payments were made in the first quarter.

2003 Restructuring Costs

     For the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $109 million, including $52 million at the AOL segment, $21 million at the Networks segment, $21 million at the Publishing segment and $15 million at the Cable segment. Employee termination costs occurred across each of the segments and ranged from senior executives to line personnel. The number of employees expected to be terminated was 974. All of the terminations had occurred by the end of the first quarter of 2004.

     As of March 31, 2005, out of the remaining liability of $19 million, $6 million was classified as a current liability, with the remaining liability of $13 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

     Selected information relating to the 2003 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
2003 accruals	$64	$45	$109
Cash paid — 2003	(17)	(1)	(18)

Remaining liability as of December 31, 2003	47	44	91
Cash paid — 2004(a)	(42)	(4)	(46)
Noncash reductions — 2004(b)	(2)	(3)	(5)

Remaining liability as of December 31, 2004	3	37	40
Cash paid — 2005	(1)	(12)	(13)
Net noncash reductions — 2005(b)	—	(8)	(8)

Remaining liability as of March 31, 2005	$2	$17	$19

(a)	Of the $46 million paid in 2004, $40 million was paid in the first quarter.
(b)	Net noncash reductions reflect changes in estimates of previously established restructuring accruals.

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

     As of March 31, 2005, out of the remaining liability of $21 million, $6 million was classified as a current liability, with the remaining liability of $15 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

     Selected information relating to the 2002 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Initial accruals	$92	$235	$327

Remaining liability as of December 31, 2003	$52	$10	$62
Cash paid — 2004(a)	(17)	(6)	(23)
Noncash reductions — 2004(b)	(12)	—	(12)

Remaining liability as of December 31, 2004	23	4	27
Cash paid — 2005	(5)	(1)	(6)

Remaining liability as of March 31, 2005	$18	$3	$21

(a)	Of the $23 million paid in 2004, $13 million was paid in the first quarter.
(b)	During the second quarter of 2004, a $12 million severance accrual, initially established in 2002, was reversed in connection with the settlement of that accrual with the issuance of options to purchase stock of the Company. The obligation related to the option issuance was valued at $10 million and was reflected in shareholders’ equity.

Other Charges

     In connection with relocating its Corporate headquarters, the Company recorded certain exit costs at the date various floors of the former headquarters facility were no longer being occupied by employees of the Company. During the first six months of 2004, the Company recorded a $67 million charge ($53 million in the first quarter of 2004), of which $14 million was reversed in the third quarter of 2004 as a result of an agreement having been finalized to lease a portion of the space to the AOL segment. Of the $53 million charge, approximately $26 million relates to a noncash write-off of an intangible asset recorded in connection with the America Online – Historic TW Merger, representing the favorable terms of the lease relative to market rates at that time. In the first quarter of 2005, the Company reversed approximately $3 million of this charge, as updated estimates indicate ceratin costs would no longer be incurred. The remaining amount primarily relates to the accrual of the expected loss on the sub-lease of the building, which is expected to be incurred over the remaining term of the lease of approximately nine years, and represents the present value of such obligations.

     Through March 31, 2005, payments and other miscellaneous adjustments of $13 million were made against this liability. Of the remaining $11 million at March 31, 2005, $7 million of the accrual is classified as a current liability, with the remaining liability of $4 million classified as a long-term liability in the accompanying balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

Securities Matters

     As of May 2, 2005, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online, Inc. (“America Online”). These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been consolidated for pretrial proceedings. The Minnesota State Board of Investment (“MSBI”) has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its Registration Statements and Joint Proxy Statement-Prospectus related to the America Online-Historic TW Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed. On August 11, 2004, the court granted MSBI’s motion to file a second amended complaint. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims, and thus plaintiffs do not have any recoverable damages. That motion is pending. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

     As of May 2, 2005, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including Time Warner Entertainment Company, L.P. (“TWE”), certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part, and denied in part, the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

     As of May 2, 2005, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the America Online — Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles (the “California Actions”). On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

     On February 24, 2004, Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. v. Time Warner Inc. et al. was filed in the Court of Common Pleas of Philadelphia County naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW, Morgan Stanley & Co., Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, J.P. Morgan Chase & Co and Ernst & Young LLP. Plaintiffs had previously filed a request for a writ of summons notifying defendants of commencement of an action. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Pennsylvania Law, breach of fiduciary duty and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. Plaintiffs dismissed the four investment banks from the complaint in exchange for a tolling agreement. The remaining parties have agreed to stay this action and to coordinate discovery proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Company intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

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

     On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, America Online and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. On September 13, 2004, in a related matter, PurchasePro filed an adversary proceeding against the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Company in the U.S. Bankruptcy Court for the District of Nevada alleging fraudulent conveyance and unjust enrichment in connection with PurchasePro warrants issued to the Company. On December 15, 2004, the Bankruptcy Court granted the Company’s motion to dismiss the complaint without prejudice. On January 26, 2005, PurchasePro filed an amended complaint. On March 18, 2005, PurchasePro filed a second amended complaint, and on April 25, 2005, the Company filed a motion to dismiss the second amended complaint. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Update on Government Investigations

     As previously disclosed by the Company, the SEC and the DOJ had been conducting investigations into the accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s America Online segment, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002.

     The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In addition, on March 21, 2005, the Company announced that the SEC has approved the Company’s proposed settlement, which resolves the SEC’s investigation of the Company.

     Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also requires the Company to:

•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann that were improperly recognized or prematurely recognized primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner would review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.

     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company.

     The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2004 Form 10-K.

     As previously discussed, as part of the settlement with the SEC, the Company agreed to appoint an independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

     On August 18, 2004, The Saul Zaentz Company filed a complaint in California Superior Court, County of Los Angeles, against New Line Cinema Corporation, a wholly owned subsidiary of the Company (“New Line”), for alleged breach of contract, declaratory relief and other claims. New Line and plaintiff are parties to a license agreement concerning rights in and to literary works written by J.R.R. Tolkien titled The Hobbit and The Lord of the Rings. The complaint alleges, among other things, that New Line owes royalties to plaintiff based on a percentage of gross receipts received by New Line’s international subdistributors from its motion picture “The Lord of the Rings: The Fellowship of the Rings.” On September 27, 2004, New Line filed an answer and cross-complaint for breach of contract and declaratory relief against plaintiff. A trial date has been set for July 19, 2005. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit.

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

     As of May 2, 2005, 22 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online. Plaintiffs allege that America Online violated various consumer protection laws by charging members for services or goods without authorization, including unauthorized secondary accounts offered in connection with America Online’s “Spin-Off a Second Account” (“SOSA”) program, and/or by continuing to charge members for services after receiving requests for cancellation. Motions to dismiss have been denied in O’Leary v. America Online, Inc., which was filed in the Circuit Court for St. Clair County, Illinois, and White v. America Online, Inc., which was filed in the Circuit Court for Madison County, Illinois. Eleven class actions involving SOSA accounts have been transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Central District of California for consolidated or coordinated pretrial proceedings (In re America Online Spin-Off Accounts Litigation), and the Company’s motion to dismiss that complaint has been denied. On January 5, 2004, the SOSA case pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in the plaintiffs’ Member Agreement with AOL. On February 17, 2005, the Washington Court of Appeals reversed the lower court’s dismissal; the Company intends to file a motion for reconsideration of the Court of Appeals’ decision. On October 12, 2004, the SOSA case pending in the Court of Common Pleas of Hamilton County, Ohio, titled Robert Schwartz v. America Online, Inc., was dismissed based on the forum selection clause and that dismissal is now final. McCall v America Online, Inc., the SOSA case which was pending in the Superior Court of Cape May County, New Jersey, has been voluntarily dismissed. America Online has filed or will file motions to dismiss in the remaining cases. On April 7, 2005, the Circuit Court for St. Clair County, Illinois entered orders that permit an amended filing and consolidation of several cases and preliminarily approve a proposed nationwide class settlement. The proposed settlement is immaterial to the Company.

     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company has opposed. Recently, this lawsuit has been settled in principle on terms that are immaterial to the Company.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

11. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash (payments) and receipts is as follows:

	Three Months Ended March 31,
	2005	2004
	(millions)
Cash payments made for interest	$(313)	$(344)
Interest income received	45	17

Cash interest expense, net	$(268)	$(327)

Cash payments made for income taxes	$(82)	$(91)
Income tax refunds received	13	11

Cash taxes, net	$(69)	$(80)

Interest Expense, Net

     Interest expense, net, consists of:

	Three Months Ended March 31,
	2005	2004
	(millions)
Interest income	$74	$49
Interest expense	(420)	(453)

Total interest expense, net	$(346)	$(404)

Other Income, Net

     Other income, net, consists of:

	Three Months Ended March 31,
	2005	2004
	(millions)
Net investments gains	$103	$36
Income on equity method investees	11	6
Losses on accounts receivable securitization programs	(7)	(5)
Miscellaneous	4	(6)

Total other income, net	$111	$31

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Current Liabilities

     Other current liabilities consist of:

	March 31,	December 31,
	2005	2004
	(millions)
Accrued expenses	$4,009	$5,050
Accrued compensation	824	1,261
Accrued income taxes	201	157

Total other current liabilities	$5,034	$6,468

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

Consolidating Statement of Operations
For The Three Months Ended March 31, 2005

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,422	$—	$—	$261	$8,830	$(30)	$10,483

Costs of revenues	—	(655)	—	—	(91)	(5,279)	25	(6,000)
Selling, general and administrative	(11)	(485)	(11)	(5)	(39)	(1,986)	9	(2,528)
Amortization of intangible assets	—	(8)	—	—	—	(142)	—	(150)
Restructuring costs	—	7	—	—	—	(19)	—	(12)
Asset impairments	—	—	—	—	—	(24)	—	(24)
Gains (losses) on disposal of assets, net	—	(2)	—	—	1	11	—	10

Operating income (loss)	(11)	279	(11)	(5)	132	1,391	4	1,779
Equity in pretax income (loss) of consolidated subsidiaries	1,616	17	1,267	1,060	356	—	(4,316)	—
Interest income (expense), net	(132)	(5)	(22)	(171)	(19)	3	—	(346)
Other income (expense), net	12	8	80	—	42	107	(138)	111
Minority interest expense, net	—	—	—	—	—	(59)	—	(59)

Income (loss) before income taxes	1,485	299	1,314	884	511	1,442	(4,450)	1,485
Income tax benefit (provision)	(522)	(79)	(492)	(320)	(205)	(541)	1,637	(522)

Net income (loss)	$963	$220	$822	$564	$306	$901	$(2,813)	$963

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Three Months Ended March 31, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,557	$—	$—	$227	$8,429	$(28)	$10,185

Costs of revenues	—	(802)	—	—	(87)	(5,110)	28	(5,971)
Selling, general and administrative	(18)	(508)	(18)	(8)	(25)	(1,868)	—	(2,445)
Amortization of intangible assets	—	(9)	—	—	—	(145)	—	(154)
Gains (losses) on disposal of assets, net	—	—	—	—	(7)	8	—	1

Operating income (loss)	(18)	238	(18)	(8)	108	1,314	—	1,616
Equity in pretax income (loss) of consolidated subsidiaries	1,360	1	1,133	842	390	—	(3,726)	—
Interest expense, net	(161)	(18)	(22)	(125)	(16)	(62)	—	(404)
Other income (expense), net	6	46	(1)	(1)	29	77	(125)	31
Minority interest expense, net	—	—	—	—	—	(56)	—	(56)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	1,187	267	1,092	708	511	1,273	(3,851)	1,187
Income tax benefit (provision)	(475)	(115)	(426)	(275)	(201)	(496)	1,513	(475)

Income (loss) before discontinued operations and cumulative effect of accounting change	712	152	666	433	310	777	(2,338)	712
Discontinued operations, net of tax	215	—	215	215	—	215	(645)	215

Income (loss) before cumulative effect of accounting change	927	152	881	648	310	992	(2,983)	927
Cumulative effect of accounting change, net of tax	34	34	—	—	—	34	(68)	34

Net income (loss)	$961	$186	$881	$648	$310	$1,026	$(3,051)	$961

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet
March 31, 2005

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$6,481	$15	$(2)	$52	$(13)	$479	$—	$7,012
Restricted cash	—	150	—	—	—	—	—	150
Receivables, net	37	191	—	(2)	(8)	4,276	—	4,494
Inventories	—	3	—	—	8	1,961	—	1,972
Investment in Google	—	918	—	—	—	—	—	918
Prepaid expenses and other current assets	47	120	—	—	3	930	—	1,100

Total current assets	6,565	1,397	(2)	50	(10)	7,646	—	15,646
Noncurrent inventories and film costs	—	—	—	—	—	4,270	—	4,270
Investments in amounts due to and from consolidated subsidiaries	79,517	848	84,502	72,067	17,819	—	(254,753)	—
Investments, including available-for-sale securities	25	163	472	—	432	4,114	(1,503)	3,703
Property, plant and equipment	551	1,051	—	—	112	11,446	—	13,160
Intangible assets subject to amortization	—	30	—	—	—	3,743	—	3,773
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,795	1,477	—	—	2,795	33,730	—	39,797
Other assets	1,124	318	636	—	23	2,078	(1,028)	3,151

Total assets	$89,577	$5,284	$85,608	$72,117	$21,812	$106,042	$(257,284)	$123,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10	$47	$—	$—	$6	$1,015	$—	$1,078
Participations payable	—	—	—	—	—	2,558	—	2,558
Royalties and programming costs payable	—	20	—	—	1	1,072	—	1,093
Deferred revenue	—	361	—	—	—	1,191	—	1,552
Debt due within one year	1,000	99	—	501	—	26	—	1,626
Other current liabilities	655	766	40	70	170	3,366	(33)	5,034
Current liabilities of discontinued operations	—	—	—	—	—	44	—	44

Total current liabilities	1,665	1,293	40	571	177	9,272	(33)	12,985
Long-term debt	9,997	139	1,485	4,747	320	4,806	(1,028)	20,466
Debt due (from) to affiliates	(1,028)	—	—	—	1,647	1,028	(1,647)	—
Deferred income taxes	15,298	180	15,118	13,308	1,890	15,198	(45,694)	15,298
Deferred revenue	—	—	—	—	—	901	—	901
Other liabilities	334	53	706	—	15	3,500	—	4,608
Noncurrent liabilities of discontinued operations	—	—	20	—	—	18	—	38
Minority interests	—	—	—	—	—	7,034	(1,485)	5,549
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(937)	(2,486)	(5,135)	(4,132)	(23,815)	36,505	—
Other shareholders’ equity	63,311	4,556	70,725	58,626	21,895	88,100	(243,902)	63,311

Total shareholders’ equity	63,311	3,619	68,239	53,491	17,763	64,285	(207,397)	63,311

Total liabilities and shareholders’ equity	$89,577	$5,284	$85,608	$72,117	$21,812	$106,042	$(257,284)	$123,156

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet
December 31, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$5,568	$12	$(1)	$84	$(15)	$491	$—	$6,139
Restricted cash	—	150	—	—	—	—	—	150
Receivables, net	30	201	—	(2)	(7)	5,290	—	5,512
Inventories	—	3	—	—	5	1,729	—	1,737
Prepaid expenses and other current assets	50	113	—	—	4	934	—	1,101

Total current assets	5,648	479	(1)	82	(13)	8,444	—	14,639
Noncurrent inventories and film costs	—	—	—	—	—	4,415	—	4,415
Investments in amounts due to and from consolidated subsidiaries	79,253	860	84,668	72,077	17,646	—	(254,504)	—
Investments, including available-for-sale securities	19	1,175	381	—	397	4,149	(1,418)	4,703
Property, plant and equipment	538	1,085	—	—	107	11,364	—	13,094
Intangible assets subject to amortization	—	38	—	—	—	3,854	—	3,892
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,795	1,477	—	—	2,795	33,600	—	39,667
Other assets	1,165	331	653	—	23	2,156	(1,055)	3,273

Total assets	$88,418	$5,445	$85,701	$72,159	$21,596	$106,997	$(256,977)	$123,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8	$96	$—	$—	$2	$1,233	$—	$1,339
Participations payable	—	—	—	—	—	2,579	—	2,579
Royalties and programming costs payable	—	21	—	—	2	995	—	1,018
Deferred revenue	—	371	—	—	—	1,126	—	1,497
Debt due within one year	1,000	112	—	502	2	56	—	1,672
Other current liabilities	909	897	17	184	129	4,341	(9)	6,468
Current liabilities of discontinued operations	—	—	—	—	—	51	—	51

Total current liabilities	1,917	1,497	17	686	135	10,381	(9)	14,624
Long-term debt	10,024	154	1,483	4,752	320	5,026	(1,056)	20,703
Debt due (from) to affiliates	(1,056)	—	—	—	1,647	1,056	(1,647)	—
Deferred income taxes	14,943	(175)	15,118	13,349	1,849	15,198	(45,339)	14,943
Deferred revenue	—	2	—	—	—	903	—	905
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	319	65	689	—	13	3,255	—	4,341
Noncurrent liabilities of discontinued operations	—	—	20	—	—	18	—	38
Minority interests	—	—	—	—	—	6,981	(1,467)	5,514
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(454)	(1,544)	(4,700)	(3,963)	(23,018)	33,679	—
Other shareholders’ equity	60,771	4,356	69,918	58,072	21,595	87,197	(241,138)	60,771

Total shareholders’ equity	60,771	3,902	68,374	53,372	17,632	64,179	(207,459)	60,771

Total liabilities and shareholders’ equity	$88,418	$5,445	$85,701	$72,159	$21,596	$106,997	$(256,977)	$123,339

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2005

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$963	$220	$822	$564	$306	$901	$(2,813)	$963
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	135	—	—	7	650	—	802
Amortization of film costs	—	—	—	—	—	776	—	776
Impairments of goodwill	—	—	—	—	—	24	—	24
Loss on writedown of investments	—	—	—	—	—	3	—	3
Gain on sale of investments and other assets, net	—	(2)	—	—	—	(33)	—	(35)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,616)	(17)	(1,267)	(1,060)	(356)	—	4,316	—
Equity in losses of investee companies and cash distributions	—	(2)	—	—	(1)	(4)	—	(7)
Changes in operating assets and liabilities, net of acquisitions	1,542	(30)	1,386	900	268	(107)	(4,624)	(665)
Adjustments relating to discontinued operations	—	—	—	—	—	(7)	—	(7)

Cash provided (used) by operations	899	304	941	404	224	2,203	(3,121)	1,854
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(1)	—	—	7	(230)	—	(224)
Advances to parents and consolidated subsidiaries	(28)	—	—	—	(42)	—	70	—
Capital expenditures and product development costs	(23)	(82)	—	—	(18)	(528)	—	(651)
Investment proceeds from available-for-sale-securities	—	—	—	—	—	1	—	1
Other investment proceeds	—	2	—	—	—	83	—	85

Cash provided (used) by investing activities	(51)	(81)	—	—	(53)	(674)	70	(789)
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,285	—	1,285
Debt repayments	—	—	—	—	—	(1,532)	—	(1,532)
Change due to/from parent	(27)	(186)	(942)	(436)	(169)	(1,291)	3,051	—
Proceeds from exercise of stock options	99	—	—	—	—	—	—	99
Principal payments on capital leases	—	(34)	—	—	—	(3)	—	(37)
Other	(7)	—	—	—	—	—	—	(7)

Cash provided (used) by financing activities	65	(220)	(942)	(436)	(169)	(1,541)	3,051	(192)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	913	3	(1)	(32)	2	(12)	—	873

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,568	12	(1)	84	(15)	491	—	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$6,481	$15	$(2)	$52	$(13)	$479	$—	$7,012

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$961	$186	$881	$648	$310	$1,026	$(3,051)	$961
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(34)	(34)	—	—	—	(34)	68	(34)
Depreciation and amortization	16	9	—	—	7	757	—	789
Amortization of film costs	—	—	—	—	—	725	—	725
Loss on writedown of investments	—	1	—	—	—	—	—	1
Gain on sale of investments and other assets, net	—	(38)	—	—	—	(1)	—	(39)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,361)	—	(1,133)	(842)	(390)	—	3,726	—
Equity in losses of investee companies and cash distributions	—	(5)	—	—	(4)	17	—	8
Changes in operating assets and liabilities, net of acquisitions	3,426	139	4,026	3,768	262	1,722	(13,861)	(518)
Adjustments relating to discontinued operations	—	—	—	—	—	(74)	—	(74)

Cash provided (used) by operations	3,008	258	3,774	3,574	185	4,138	(13,118)	1,819
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	28	—	—	(19)	(89)	—	(80)
Advances to parents and consolidated subsidiaries	(18)	—	(333)	(5)	(40)	—	396	—
Capital expenditures and product development costs	—	(69)	—	—	(30)	(458)	—	(557)
Investment proceeds from available-for-sale-securities	—	27	—	—	—	2	—	29
Other investment proceeds	—	23	—	—	8	2,540	—	2,571

Cash provided (used) by investing activities	(18)	9	(333)	(5)	(81)	1,995	396	1,963
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,866	—	1,866
Debt repayments	—	—	—	(28)	(450)	(2,439)	—	(2,917)
Change due to/from parent	—	(154)	(3,442)	(3,573)	331	(5,884)	12,722	—
Proceeds from exercise of stock options	172	—	—	—	—	—	—	172
Principal payments on capital leases	—	(46)	—	—	—	(2)	—	(48)

Cash provided (used) by financing activities	172	(200)	(3,442)	(3,601)	(119)	(6,459)	12,722	(927)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,162	67	(1)	(32)	(15)	(326)	—	2,855

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,208	(39)	(1)	89	52	731	—	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$5,370	$28	$(2)	$57	$37	$405	$—	$5,895

Part II. Other Information

Item 1. Legal Proceedings.

Securities Matters

     Reference is made to the lawsuit filed by the Regents of the University of California et al. described on page 40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K") filed on March 11, 2005. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction.

     Reference is made to the lawsuits filed on behalf of purchasers of stock in PurchasePro.com (“PurchasePro”) described on page 42 of the 2004 Form 10-K. On March 18, 2005, PurchasePro filed a second amended complaint, and on April 25, 2005, the Company filed a motion to dismiss the second amended complaint.

Update on Government Investigations

     As previously disclosed by the Company, the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) had been conducting investigations into the accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s America Online segment, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe S.A. ("AOL Europe") prior to January 2002.

     The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In addition, on March 21, 2005, the Company announced that the SEC has approved the Company’s proposed settlement, which resolves the SEC’s investigation of the Company.

     Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also requires the Company to:

•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. that were improperly recognized or prematurely recognized primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner would review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with generally accepted accounting principles, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.

     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company.

     The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s 2004 Form 10-K.

     As previously discussed, as part of the settlement with the SEC, the Company agreed to appoint an independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

Other Matters

     Reference is made to the putative consumer class action suits described on page 44 of the 2004 Form 10-K. On April 7, 2005, the Circuit Court for St. Clair County, Illinois, entered orders that permit an amended filing and consolidation of several cases and preliminarily approve a proposed nationwide class settlement. The proposed settlement is immaterial to the Company.

     Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere et al., a purported nationwide class action, described on page 45 of the 2004 Form 10-K. Recently, this lawsuit has been settled in principle on terms that are immaterial to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table provides information about purchases by the Company during the quarter ended March 31, 2005 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans	or the Plans or
Period	Shares Purchased (1)	Paid Per Share	Programs	Programs
Jan. 1, 2005 – Jan. 31, 2005	2,781	$19.28	0	0
Feb. 1, 2005 – Feb. 28, 2005	186,160	$17.91	0	0
March 1, 2005 – March 31, 2005	174,328	$17.86	0	0

Total	363,269	$17.90	0	0

(1)	These shares represent shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the vesting date.

Item 5. Other Information.

Amendment to the Company’s Articles of Incorporation

     On May 2, 2005, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination to eliminate from the Company’s Restated Certificate of Incorporation, as amended, the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof of the Company’s Series A Mandatorily Convertible Preferred Stock (“Series A Preferred Stock”). On March 31, 2005, the one outstanding share of Series A Preferred Stock automatically converted, pursuant to its terms, into shares of the Company’s Common Stock. As a result, as of March 31, 2005, no shares of Series A Preferred Stock remained outstanding and no additional shares could be issued. The Certificate of Elimination is filed as Exhibit 3.1 to this report.

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

TIME WARNER INC. (Registrant)
Date May 4, 2005
/s/ Wayne H. Pace
Wayne H. Pace Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
3.1	Certificate of Elimination relating to the Company’s Series A Mandatorily Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on May 2, 2005.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. †

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