Form 10-Q
period 2005-06-30
TIME WARNER INC
filed 2005-08-03
CIK 1105705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
for the quarterly period ended June 30, 2005 or

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of July 29, 2005

Common Stock — $.01 par value	4,606,921,311
Series LMCN-V Common Stock — $.01 par value	87,245,036

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s discussion and analysis of results of operations and financial condition	1
Item 4. Controls and Procedures	43
Consolidated balance sheet at June 30, 2005 and December 31, 2004	44
Consolidated statement of operations for the three and six months ended June 30, 2005 and 2004	45
Consolidated statement of cash flows for the six months ended June 30, 2005 and 2004	46
Consolidated statement of shareholders’ equity	47
Notes to consolidated financial statements	48
Supplementary information	76

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	84
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 4. Submission of Matters to a Vote of Security Holders	86
Item 6. Exhibits	86
EX-10.2 LETTER AGREEMENT, DATED JUNE 2, 2005
EX-10.3 LETTER AGREEMENT, DATED JUNE 17, 2005
EX-10.4 LETTER AGREEMENT, DATED JUNE 24, 2005
EX-10.5 AMENDMENT NO.1 TO THE ASSET PURCHASE AGREEMENT, DATED JUNE 24, 2005
EX-10.10 LETTER AGREEMENT, DATED MAY 10, 2005
EX-10.11 LETTER AGREEMENT, DATED JUNE 1, 2005
EX-10.12 ALTERNATE TOLLING AND OPTIONAL REDEMPTION AGREEMENT, DATED AS OF MAY 31, 2005
EX-31.1 SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 SECTION 906 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:
•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2005 compared to the same periods in 2004. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2005 and cash flows for the six months ended June 30, 2005.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.
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
     Free Cash Flow is Cash Provided by Operations (as defined by U.S. generally accepted accounting principles) plus payments related to securities litigation, less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s liquidity, including its ability to reduce net debt, make strategic investments, pay dividends to common shareholders and repurchase stock. A limitation of this measure, however, is that it does not reflect securities litigation payments, which reduce liquidity.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company has produced and distributed films including The Lord of the Rings trilogy, the Harry Potter series, Million Dollar Baby and Batman Begins and television programs including ER, Two and a Half Men, Without a Trace and The West Wing. During the six months ended June 30, 2005, the Company generated revenues of $21.227 billion (up 1% from $21.045 billion in 2004), Operating Income before Depreciation and Amortization of $2.159 billion (down 57% from $5.042 billion in 2004), Operating Income of $548 million (down 84% from $3.454 billion in 2004), Net Income of $642 million (down 63% from $1.738 billion in 2004), Cash Provided by Operations of $3.463 billion (up 5% from $3.306 billion in 2004) and Free Cash Flow of $1.959 billion (up 12% from $1.743 billion in 2004). The 2005 results reflect the effects of a $3 billion pretax charge related to securities litigation as discussed further in “Other Recent Developments.”
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. America Online, Inc. (“AOL” or “America Online”) is a leader in interactive services, web brands, Internet technologies and e-commerce services, with 27.0 million total AOL brand subscribers in the U.S. and Europe at June 30, 2005. AOL reported total revenues of $4.230 billion (20% of the Company’s overall revenues), $1.076 billion in Operating Income before Depreciation and Amortization and $692 million in Operating Income for the six months ended June 30, 2005. AOL generates its revenues primarily from subscription fees charged to subscribers and from providing advertising services.
     America Online is organized into four business units: Access, Audience, Digital Services and International. This structure reflects AOL’s increased emphasis on generating higher advertising and search revenues, which the Company believes will continue to grow for the foreseeable future.
     Historically, AOL’s primary product offering has been an online subscription service that includes a component of telephone dial-up Internet access. This product, offered under a variety of different terms and price plans, generates the substantial majority of AOL’s revenues. Over the past several years, the AOL Access business has experienced significant declines in U.S. subscribers and related Subscription revenues, and these declines are expected to continue. Driving this decrease is the continued industry-wide maturing of the premium dial-up services business, as consumers migrate to high-speed broadband and lower-cost dial-up services. AOL continues to develop, change, test and implement marketing and new product strategies to attract and retain subscribers. For example, AOL recently launched a marketing campaign to emphasize to consumers the benefits of being an AOL subscriber. AOL is also pursuing agreements, such as the previously announced agreement with Time Warner Cable, to bundle the AOL service along with broadband access.
     AOL’s Audience business strategy focuses on generating Advertising revenue by expanding its audience and increasing usage across all of its web properties, including properties such as AOL.com, MapQuest, Moviefone and AOL Instant Messenger. Currently, a majority of Advertising revenues are generated from traffic on the AOL service, which is generally available only to subscribers. A key component of the Audience business strategy is the upcoming official re-launch in the third quarter of 2005 of the publicly available version of the AOL.com web portal that includes a substantial portion of AOL’s content, features and tools that historically have been available only to AOL subscribers. AOL seeks to generate Advertising revenue from increased traffic that is expected to result from the re-launch of AOL.com through the use of branded advertising and performance-based advertising, including paid-search advertising, as well as from increased utilization and optimization of AOL advertising inventory. The

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
acquisition of Advertising.com Inc. (“Advertising.com”) in the third quarter of 2004 also provides incremental growth in Advertising revenues, primarily through third-party performance-based advertising.
     AOL has taken steps over the past several years to align costs with the declining dial-up subscriber base. These efforts have resulted in reductions in the cost of operating AOL’s network through improved pricing and decreased levels of fixed commitments. These factors are expected to result in continued declines in operating costs throughout the remainder of 2005, although at a rate less than experienced in the first half of 2005.
     AOL’s International business unit, which primarily includes AOL Europe S.A. (“AOL Europe”), has also focused on balancing its subscription and advertising businesses. In late 2004, the International business unit entered into a new, multi-year search arrangement with a third party designed to provide incremental Advertising revenues.
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC Inc.”), is the second-largest cable operator in the U.S. (in terms of basic cable subscribers served). TWC Inc. managed approximately 10.905 million basic cable subscribers (including approximately 1.589 million subscribers of unconsolidated investees) at June 30, 2005, in highly clustered and upgraded systems in 27 states. TWC Inc. delivered revenues of $4.603 billion (21% of the Company’s overall revenues), $1.722 billion of Operating Income before Depreciation and Amortization and $921 million in Operating Income for the six months ended June 30, 2005. As part of the strategy to expand TWC Inc.’s cable footprint, on April 20, 2005, the Company entered into an agreement to acquire, in conjunction with Comcast Corporation (“Comcast”), substantially all of the assets of Adelphia Communications Corporation (“Adelphia”). Please refer to “Other Recent Developments” for further details.
     TWC Inc. offers three basic products — video, high-speed data and its newest service, Digital Phone. Video is TWC Inc.’s largest product in terms of revenues generated; however, the growth of its customer base for video cable service is limited, as the customer base has matured and industry-wide competition from direct-to-home satellite services has increased. Nevertheless, TWC Inc. is continuing to increase its video revenues through its offerings of advanced digital video services such as Digital Video, Video-on-Demand (VOD), Subscription-Video-on-Demand (SVOD) and Digital Video Recorders (DVR) that are available in all of TWC Inc.’s 31 divisions. TWC Inc.’s digital video subscriber base provides a broad base of potential customers for these advanced services. Video programming costs represent a major component of TWC Inc.’s expenses and are expected to continue to increase, reflecting an expansion of service offerings and contractual rate increases across TWC Inc.’s programming lineup.
     High-speed data service has been one of TWC Inc.’s fastest-growing products over the past several years and is a key driver of its results. TWC Inc. expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenue could be impacted by intensified competition for subscribers.
     TWC Inc.’s new voice product, Digital Phone, has been launched in all of its divisions and is available to over 70% of TWC Inc.’s homes passed. Digital Phone customers receive unlimited local, in-state and domestic long distance calling, as well as call waiting, caller ID and enhanced “911” services for a monthly fixed fee. In the future, TWC Inc. intends to offer additional plans, including one that will provide unlimited local calling with separate long distance charges. Digital Phone enables TWC Inc. to offer its customers a combined, easy-to-use package of video, high-speed data and voice services, and to compete effectively against similar bundled products that are available from its competitors.
     In addition to the subscription services, TWC Inc. also earns revenue by selling advertising time to national, regional and local businesses.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $5.650 billion (25% of the Company’s overall revenues), $629 million in Operating Income before Depreciation and Amortization and $465 million in Operating Income for the six months ended June 30, 2005.
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
     The sale of DVDs has been one of the largest drivers of the segment’s profit growth over the last few years. Warner Bros.’ library, consisting of more than 6,600 theatrical titles and 54,000 live-action and animated television titles, positions it to benefit from strong DVD sales.
     Warner Bros. continues to develop its industry-leading television business, including the successful releases of television series into the home video market. For the 2004-2005 television season, Warner Bros. had more current productions on the air than any other studio, with prime-time series on all six broadcast networks (including Two and a Half Men, Joey, ER, Without a Trace, The O.C., Cold Case, Smallville and The West Wing). For the 2005-2006 television season, Warner Bros. anticipates having approximately 30 prime-time series on the fall schedule, more than any other studio.
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
     Networks. Time Warner’s Networks group comprises Turner Broadcasting System, Inc. (“Turner”), Home Box Office (“HBO”) and The WB Television Network (“The WB Network”). The Networks segment delivered revenues of $4.774 billion (21% of the Company’s overall revenues), $1.422 billion in Operating Income before Depreciation and Amortization and $1.298 billion in Operating Income for the six months ended June 30, 2005.
     The Turner networks — including such recognized brands as TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For over three consecutive years, more prime-time viewers watched advertising-supported cable TV networks than the national broadcast networks. For the six months ended June 30, 2005, TNT ranked first among ad-supported cable networks in total day and prime time delivery of its key demographics, adults 18-49 and adults 25-54. TBS ranked second among ad-supported cable networks in prime time delivery of its key demographic, adults 18-34.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The WB Network is a broadcast television network whose target audience consists primarily of young adults in the 12-34 age group demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. The WB Network experienced a decline in its audience of young adults in its target demographic during the 2004-2005 television season. This loss in audience had a significant effect on The WB Network’s ability to grow its advertising revenue during the recently completed broadcast season. Along with a series of cost containment initiatives implemented during the year to offset the decline in advertising revenues, The WB Network is introducing an aggressive new slate of programming in the fall of 2005 that is designed to increase viewership among adults 18-34.
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing, book publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $2.742 billion (13% of the Company’s overall revenues), $523 million in Operating Income before Depreciation and Amortization and $404 million in Operating Income for the six months ended June 30, 2005.
     Time Inc. publishes approximately 140 magazines globally, including People, Sports Illustrated, In Style, Southern Living, Time, Entertainment Weekly, Fortune, Real Simple, What’s on TV and Cooking Light. It generates revenues primarily from advertising, magazine subscription and newsstand sales, and drives growth through higher circulation and advertising on existing magazines, new magazine launches and acquisitions. Time Inc. owns IPC Media (the U.K.’s largest magazine company) and is the majority shareholder of magazine subscription marketer Synapse Group, Inc. In addition, Time Inc. continues to invest in new magazines, including Pick Me Up, a weekly women’s magazine, and TV Easy, a weekly TV listings magazine, which IPC Media launched in the U.K. in January and May 2005, respectively. In the first quarter of 2005, Time Inc. acquired the remaining 51% stake it did not already own in Essence Communications Partners (“Essence”), the publisher of Essence. Time Inc.’s book publishing operations are conducted primarily by Time Warner Book Group, which had 43 books on the New York Times bestseller list during the first six months of 2005. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through approximately 32,000 independent consultants at parties hosted in people’s homes throughout the U.S.
Other Recent Developments
Legal Reserves Related to Securities Litigation
     The Company has reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The tentative settlement is reflected in a Memorandum of Understanding dated as of July 29, 2005 between the lead plaintiff and the Company. Under the proposed settlement, $2.4 billion will be paid by Time Warner into a settlement fund for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) will be made available to the class, and Time Warner will use its best efforts to have the $300 million it previously paid in connection with the settlement of its SEC investigation transferred to the settlement fund for the class. The proposed settlement is subject to completion of final documentation and preliminary and final court approval as well as other conditions. At this time, there can be no assurance that these conditions will be met and that the settlement of the securities class action litigation will receive preliminary or final court approval. Ernst & Young also has agreed to a settlement in this litigation matter and will pay $100 million.
     In connection with reaching the agreement in principle on the securities class action litigation, the Company has established a reserve of $2.4 billion. Although the Company has reached an agreement in principle to settle the primary securities class action, other related litigation remains pending, including shareholder derivative actions, lawsuits alleging ERISA violations and securities actions brought by individual shareholders. The Company has established an additional reserve totaling $600 million in connection with the remaining related securities litigation matters pending against the Company. This $600 million amount represents the Company’s current best estimate of its potential financial exposure in these matters. The aggregate $3 billion reserve established, however, does not consider any future insurance recoveries under existing insurance policies because the Company cannot reliably estimate the amount of recovery at this time (Note 10).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Common Stock Repurchase Program
     On July 29, 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. Purchases for the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors including price and business and market conditions.
Common Stock Dividend
     As previously announced, the Company will start paying a regular quarterly cash dividend of $0.05 per share on its common stock, beginning in the third quarter of this year.
Adelphia Acquisition Agreement
     On April 20, 2005, a subsidiary of the Company, Time Warner NY Cable LLC (“TW NY”), and Comcast each reached separate definitive agreements to, collectively, acquire substantially all the assets of Adelphia for a total of $12.7 billion in cash (of which TW NY will pay $9.2 billion and Comcast will pay the remaining $3.5 billion) and 16% of the common stock of TWC Inc.
     At the same time that Comcast and TW NY entered into the Adelphia agreements, Comcast, TWC Inc. and/or their respective affiliates entered into agreements providing for the redemption of Comcast’s interests in TWC Inc. and Time Warner Entertainment Company, L.P. (“TWE”) (the “TWC Inc. Redemption Agreement” and the “TWE Redemption Agreement,” respectively, and, collectively, the “TWC Inc. and TWE Redemption Agreements”). Specifically, Comcast’s 17.9% interest in TWC Inc. will be redeemed in exchange for stock of a subsidiary of TWC Inc. holding cable systems serving approximately 587,000 subscribers (as of December 31, 2004), as well as approximately $1.9 billion in cash. In addition, Comcast’s 4.7% interest in TWE will be redeemed in exchange for interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers (as of December 31, 2004), as well as approximately $133 million in cash. TWC Inc., Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (“Cable Swaps”).
     After giving effect to the transactions, TWC Inc. will gain systems passing approximately 7.5 million homes (as of December 31, 2004), with approximately 3.5 million basic subscribers. TWC Inc. will then manage a total of approximately 14.4 million basic subscribers. Time Warner will own 84% of TWC Inc.’s common stock, which will become publicly traded at the time of closing, and own a $2.9 billion indirect economic interest in TW NY, a subsidiary of TWC Inc.
     These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino antitrust approval, Federal Communications Commission and local franchise approvals, as well as, in the case of the Adelphia acquisition, the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction over Adelphia’s Chapter 11 case and Adelphia’s creditors. An amended plan of reorganization was filed with the bankruptcy court by Adelphia on June 25, 2005. Closing of the Adelphia acquisition is expected during the first half of 2006.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Government Investigations
     As previously disclosed by the Company, the Securities and Exchange Commission (“SEC”) and the DOJ had been conducting investigations into the accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s America Online segment, the methods used by the America Online segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002.
     The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In addition, on March 21, 2005, the Company announced that the SEC has approved the Company’s proposed settlement, which resolves the SEC’s investigation of the Company.
     Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also required the Company to:
•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. that were improperly or prematurely recognized, primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner will review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.
     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the proposed settlement of the primary securities class action, the Company has agreed to use its best efforts to have the $300 million transferred to the settlement fund for the class represented in the action. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s 2004 Form 10-K.
     The independent examiner has begun its review, which is expected to be completed by the end of the year. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Investment in Google Inc.
     In May 2004, America Online exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google Inc. (“Google”). Each of these shares converted automatically into shares of Google’s Class B common stock immediately prior to the closing of Google’s initial public offering on August 24, 2004. In connection with this offering, America Online converted approximately 2.4 million shares of its Google Class B common stock into an equal number of shares of Google’s Class A common stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million in the third quarter of 2004. Beginning in March, the Company entered into agreements to sell its remaining 5.1 million shares at an average share price of approximately $185. The sales under such agreements settled on May 3, 2005, and the Company received total cash consideration of approximately $940 million, resulting in a gain of approximately $925 million recognized in the second quarter of 2005, which is included as a component of Other income, net.
Mandatorily Convertible Preferred Stock
     At December 31, 2004, the Company had outstanding one share of its Series A mandatorily convertible preferred stock, par value $0.10 per share, face value of $1.5 billion (the “Series A Preferred Stock”), held by a trust for the benefit of Comcast, that was issued on March 31, 2003, as part of the TWE Restructuring. In accordance with the terms of the stock, on March 31, 2005, the Series A Preferred Stock was automatically converted into 83,835,883 shares of common stock of the Company, valued at $1.5 billion, and such amount was reclassified to equity in the accompanying consolidated balance sheet. Prior to the conversion, an estimate of the number of shares of common stock issuable upon the conversion of the Series A Preferred Stock based on the fair market value of the common stock at the end of the applicable period was included only in the calculation of the Company’s diluted earnings per share. Following the issuance of the common stock upon the conversion of the Series A Preferred Stock, the shares issued are included in the calculation of both the basic and diluted earnings per share.
Urban Cable Works of Philadelphia, L.P.
     Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) is an unconsolidated joint venture of TWC Inc., with approximately 48,000 basic subscribers at June 30, 2005, that operates cable television systems in Philadelphia, Pennsylvania. Urban Cable is 40% owned by TWC Inc. and 60% owned by an investment group led by Inner City Broadcasting (“Inner City”). Under a management agreement, TWC Inc. is responsible for the day-to-day management of Urban Cable. During 2004, TWC Inc. and Inner City settled certain disputes regarding the joint venture for $34 million in cash.
     TWC Inc. has also agreed to purchase, subject to receipt of applicable regulatory approvals, all of Inner City’s interests in the Urban Cable venture for approximately $53 million in cash. In addition, upon closing, TWC Inc. will eliminate in consolidation $68 million of debt and interest owed to it by Urban Cable and will assume $47 million of Urban Cable’s third-party debt. On March 3, 2005, the City Council of Philadelphia denied TWC Inc.’s request for approval of this transaction. TWC Inc. believes the denial was invalid, but is unable to predict when the transaction may be completed. In conjunction with the agreement to acquire substantially all of the assets of Adelphia, Urban Cable would be transferred to Comcast as part of the Cable Swaps. For additional details, please refer to the Adelphia/Comcast discussion above. For the six months ended June 30, 2005, Urban Cable’s revenues and Operating Income were $23 million and $2 million, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
RESULTS OF OPERATIONS
New Accounting Principles To Be Adopted
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“Statement”) No. 123 (Revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. As a result, the application of the provisions of FAS 123R will have a significant impact on Operating Income before Depreciation and Amortization, Operating Income, net income and earnings per share. In April 2005, the SEC amended the compliance dates for FAS 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), until the Company’s adoption of FAS 123R beginning January 1, 2006.
     In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal. If a company measures share-based compensation using APB 25, it must also disclose what the impact would have been if it had measured share-based compensation using the fair value of the equity award on the date it is granted as provided in FAS 123, the predecessor of FAS 123R. See Note 1 for the pro forma impact if compensation costs for the Company’s stock option plans had been determined based on the fair value method set forth in FAS 123.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2005 presentation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(millions)		(millions)
Legal reserves related to securities litigation	$(3,000)	$—	$(3,000)	$—
Restructuring costs	(11)	2	(23)	2
Asset impairments	—	(10)	(24)	(10)
Gains on disposal of assets, net	8	—	18	1

Impact on Operating Income	(3,003)	(8)	(3,029)	(7)

Investment gains, net	982	10	1,005	46
Gain (loss) on WMG option	(27)	—	53	—

Impact on other income, net	955	10	1,058	46

Pretax impact	(2,048)	2	(1,971)	39
Income tax impact	572	(1)	535	(16)

After-tax impact	$(1,476)	$1	$(1,436)	$23

Legal Reserves Related to Securities Litigation
     As previously discussed, the three and six months ended June 30, 2005 include $3 billion in legal reserves related to the securities litigation (Note 10).
Restructuring Costs
     Restructuring costs consist of charges related to employee terminations and exit activities. During the three and six months ended June 30, 2005, the Company incurred restructuring costs of $13 million and $30 million, respectively, at the Cable segment. In addition, restructuring charges at the AOL segment reflect a $2 million reduction for the three months ended June 30, 2005 and a net reduction of $7 million for the six months ended June 30, 2005 relating to changes in estimates of previously established restructuring accruals. During the three and six months ended June 30, 2004, the Company recorded a $2 million reduction in restructuring costs at the AOL segment, reflecting changes in estimates of previously established restructuring accruals (Note 9).
Asset Impairments
     For the six months ended June 30, 2005, the Company recorded a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc. (“AOLA”) following AOLA’s March 2005 announcement that it intends to liquidate its operations. On June 24, 2005, AOLA filed a petition for Chapter 11 bankruptcy protection. For the three and six months ended June 30, 2004, the Company recognized a $10 million impairment charge related to a building held for sale at the AOL segment.
Gains on Disposal of Assets, Net
     For the three and six months ended June 30, 2005, the Company recorded an approximate $5 million gain at the AOL segment related to the sale of a building. The three and six months ended June 30, 2005 also include gains of $3 million and $5 million, respectively, from the resolution of previously contingent gains related to the 2004 sale of Netscape Security Solutions. In addition, the six months ended June 30, 2005 includes an $8 million gain at the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Publishing segment related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc. (“Time Life”), which was previously fully reserved due to concerns about recoverability.
     For the six months ended June 30, 2004, the Company recognized an $8 million gain at the Publishing segment related to the sale of a building, partially offset by an approximate $7 million loss at the Networks segment related to the sale of the winter sports teams.
Investment Gains, Net
     For the three and six months ended June 30, 2005, the Company recognized net gains of $982 million and $1.005 billion, respectively, primarily related to the sale of investments, including a $925 million gain on the sale of the Company’s remaining investment in Google and a $36 million gain, which was previously deferred, related to the Company’s 2002 sale of a portion of its interest in Columbia House Holdings Inc. (“Columbia House”). The Company sold its 7.5% remaining interest in Columbia House for approximately $9 million in July of 2005, and this will result in an approximate $1 million gain in the third quarter of 2005. For the three and six months ended June 30, 2005, investment gains also include $1 million and $2 million, respectively, of gains to reflect market fluctuations in equity derivative instruments.
     For the three and six months ended June 30, 2004, the Company recognized net gains of $10 million and $46 million, respectively, primarily related to the sale of investments. Investment gains were partially offset by $5 million and $7 million, respectively, of losses to reflect market fluctuations in equity derivative instruments.
Gain (Loss) on WMG Option
     In the first quarter of 2005, the Company entered into an agreement with Warner Music Group (“WMG”) pursuant to which WMG agreed to a cash purchase of the Company’s option to acquire shares of WMG that it received in connection with the sale of WMG in 2004. Under the agreement, the cash purchase of the option would be made at the time of the WMG public offering at a price based on the initial public offering price per share, net of any underwriters’ discounts. As a result of the estimated public offering price range, the Company adjusted the value of the option in the first quarter of 2005 from $85 million to $165 million and, accordingly, recorded a gain of $80 million. In the second quarter of 2005, WMG’s registration statement was declared effective and it completed its initial public offering at a reduced price from its initial estimated range, and the Company received approximately $138 million from the sale of its option. As a result of these events, for the three and six months ended June 30, 2005, the Company recorded a $27 million loss and a $53 million net gain, respectively, related to this option (Note 2).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004
Consolidated Results
     Revenues. As shown below, consolidated revenues decreased 1% to $10.744 billion for the three months ended June 30, 2005 from $10.860 billion for the three months ended June 30, 2004. For the six months ended June 30, 2005, consolidated revenues increased 1% to $21.227 billion compared to $21.045 billion for the six months ended June 30, 2004. The components of revenues are as follows:

	Three Months Ended			Six Months Ended
	6/30/05	6/30/04	% Change	6/30/05	6/30/04	% Change
		(millions)			(millions)
Subscription	$5,618	$5,486	2%	$11,110	$10,800	3%
Advertising	2,020	1,846	9%	3,667	3,293	11%
Content	2,816	3,237	(13%)	5,899	6,354	(7%)
Other	290	291	—	551	598	(8%)

Total revenues	$10,744	$10,860	(1%)	$21,227	$21,045	1%

     The increase in Subscription revenues for the three and six months ended June 30, 2005 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment for the three and six months was principally due to the continued penetration of advanced services (primarily high-speed data, Digital Phone and advanced digital video services) and video rate increases. The increase at the Networks segment for the three and six months was due primarily to higher subscription rates at Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner and HBO. The AOL segment declined for the three and six months primarily as a result of lower domestic subscribers, partially offset by growth at AOL Europe due to the favorable effects of foreign currency exchange rates.
     The increase in Advertising revenues for the three and six months ended June 30, 2005 was primarily due to growth at the AOL, Networks and Publishing segments. The increase at the AOL segment for the three and six months was due primarily to revenues associated with the acquisition of Advertising.com and growth in paid-search advertising. The increase at the Networks segment for the three and six months was primarily driven by higher CPMs (advertising cost per one thousand viewers) and sellouts at Turner’s entertainment networks, partly offset by a decline at The WB Network as a result of lower ratings. The increase at the Publishing segment for the three and six months was due to contributions from new magazine launches, the acquisition of the remaining interest in the publisher of Essence, and growth at In Style, Real Simple, and Southern Living, offset partly by lower Advertising revenues from Time, Sports Illustrated and Fortune. In addition, the six months ended June 30, 2005 benefited from an increase in Advertising revenues from People in the first quarter of 2005.
     The decrease in Content revenues for the three and six months ended June 30, 2005 was principally due to declines at the Filmed Entertainment and Networks segments. The decline at the Filmed Entertainment segment for the three months was primarily driven by a decline in theatrical product revenues, partially offset by an increase in television product revenues. For the six months, the decrease was driven by a decline in both theatrical and television product revenues. The decline at the Networks segment for the three and six months was due primarily to lower licensing revenue at HBO associated with fewer episodes of Everybody Loves Raymond, partially offset by higher ancillary sales of HBO’s original programming. In addition, for the six months, Content revenues declined at the Networks segment due to the absence of the winter sports teams at Turner, which were sold at the end of the first quarter of 2004.
     Other revenues were flat for the three months ended June 30, 2005. For the six months ended June 30, 2005, the decline in Other revenues was attributable to a decline at the Networks segment, primarily due to the sale of the winter sports teams.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Each of the revenue categories is discussed in greater detail by segment in the “Business Segment Results.”
     Costs of Revenues. For the three months ended June 30, 2005 and 2004, costs of revenues totaled $6.249 billion and $6.342 billion, respectively, and as a percentage of revenues were 58% for both periods. For the six months ended June 30, 2005 and 2004, costs of revenues totaled $12.249 billion and $12.313 billion, respectively, and as a percentage of revenues were 58% and 59%, respectively. Costs of revenues as a percentage of revenues were flat for the three months, primarily as a result of declines in margin at the Publishing and Film segments, offset by an increase in margin at AOL. The improvement in costs of revenues as a percentage of revenues for the six months related primarily to improved margins at the AOL and Networks segments. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended June 30, 2005 and 2004, selling, general and administrative expenses increased 2% to $2.571 billion in 2005 from $2.515 billion in 2004. For the six months ended June 30, 2005 and 2004, selling, general and administrative expenses increased 3% to $5.099 billion in 2005 from $4.960 billion in 2004. The increase for the three and six months resulted primarily from increases at all segments except the AOL segment and Corporate. The segment variations are discussed in detail in “Business Segment Results.”
     Legal Reserves Related to Securities Litigation. As previously discussed in “Other Recent Developments,” the three and six months ended June 30, 2005 include $3 billion in legal reserves related to the securities litigation.
Reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss) and Net Income (Loss).
     The following table reconciles Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). In addition, the table provides the components from Operating Income (Loss) to Net Income (Loss) for purposes of the discussions that follow:

	Three Months Ended			Six Months Ended
	6/30/05	6/30/04	% Change	6/30/05	6/30/04	% Change
	(millions)			(millions)
Operating Income (Loss) before Depreciation and Amortization	$(422)	$2,637	NM	$2,159	$5,042	(57%)
Depreciation	(657)	(642)	2%	(1,309)	(1,277)	3%
Amortization	(152)	(157)	(3%)	(302)	(311)	(3%)

Operating Income (Loss)	(1,231)	1,838	NM	548	3,454	(84%)
Interest expense, net	(324)	(383)	(15%)	(670)	(787)	(15%)
Other income, net	989	33	NM	1,100	64	NM
Minority interest expense, net	(72)	(62)	16%	(131)	(118)	11%

Income (Loss) before income taxes, discontinued operations and cumulative effect of accounting change	(638)	1,426	NM	847	2,613	(68%)
Income tax benefit (provision)	317	(544)	NM	(205)	(1,019)	(80%)

Income (Loss) before discontinued operations and cumulative effect of accounting change	(321)	882	NM	642	1,594	(60%)
Discontinued operations, net of tax	—	(105)	NM	—	110	NM
Cumulative effect of accounting change, net of tax	—	—	—	—	34	NM

Net income (loss)	$(321)	$777	NM	$642	$1,738	(63%)

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Operating Income (Loss) before Depreciation and Amortization. Time Warner’s Operating Income (Loss) before Depreciation and Amortization was a loss of $422 million for the three months ended June 30, 2005 compared to income of $2.637 billion for the three months ended June 30, 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $3.003 billion and $8 million of net expense for 2005 and 2004, respectively, Operating Income (Loss) before Depreciation and Amortization decreased $64 million principally as a result of a decline at the Filmed Entertainment segment, partially offset by growth at the Cable and AOL segments.
     For the six months ended June 30, 2005, Operating Income before Depreciation and Amortization was $2.159 billion compared to $5.042 billion in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $3.029 billion and $7 million of net expense, Operating Income before Depreciation and Amortization improved by $139 million principally as a result of growth at the Cable and AOL segments, partially offset by a decline at the Filmed Entertainment segment.
     The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $657 million and $1.309 billion for the three and six months ended June 30, 2005 from $642 million and $1.277 billion for the three and six months ended June 30, 2004, respectively. The increase in depreciation expense for the three and six months primarily related to the Cable segment, partially offset by a decrease at AOL. The increase in depreciation expense at Cable for the three and six months reflects increased spending on customer premise equipment that is depreciated over a shorter useful life compared to the mix of assets previously purchased. The decrease in depreciation expense at AOL for the three and six months relates primarily to a decline in network assets as a result of membership declines.
     Amortization Expense. Amortization expense decreased to $152 million and $302 million for the three and six months ended June 30, 2005, respectively, from $157 million and $311 million for the three and six months ended June 30, 2004, respectively. The decrease relates primarily to a decline in amortization at the Publishing segment as a result of certain intangibles with short useful lives, such as customer lists, becoming fully amortized beginning in the latter part of 2004.
     Operating Income (Loss). Time Warner’s Operating Income (Loss) was a loss of $1.231 billion for the three months ended June 30, 2005 compared to income of $1.838 billion for the three months ended June 30, 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $3.003 billion and $8 million of net expense for 2005 and 2004, respectively, Operating Income declined $74 million.
     Time Warner’s Operating Income was $548 million for the six months ended June 30, 2005 compared to $3.454 billion for the three months ended June 30, 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $3.029 billion and $7 million of net expense for 2005 and 2004, respectively, Operating Income increased by $116 million.
     These amounts reflect the changes in business segment Operating Income before Depreciation and Amortization, and the increase in depreciation expense, as discussed above.
     Interest Expense, Net. Interest expense, net, decreased to $324 million and $670 million for the three and six months ended June 30, 2005, respectively, from $383 million and $787 million for the three and six months ended June 30, 2004, respectively, due primarily to lower average net debt levels and higher interest rates on cash investments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Other Income, Net. Other income, net, detail is shown in the table below:

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(millions)		(millions)
Investment gains, net	$982	$10	$1,005	$46
Gain (loss) on WMG option	(27)	—	53	—
Income from equity method investees	36	26	47	32
Other	(2)	(3)	(5)	(14)

Other income, net	$989	$33	$1,100	$64

     The changes in investment gains, net, and the gain (loss) on the WMG option are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, improved in 2005 as compared to the prior period, primarily from an increase in income from equity method investees.
     Minority Interest Expense, Net. Time Warner had $72 million and $131 million of minority interest expense for the three and six months ended June 30, 2005, respectively, compared to $62 million and $118 million for the three and six months ended June 30, 2004, respectively. The increase relates primarily to larger profits recorded by TWC Inc., in which Comcast has a minority interest.
     Income Tax Benefit (Provision). Income tax from continuing operations was a $317 million benefit for the three months ended June 30, 2005, compared to a provision of $544 million for the three months ended June 30, 2004 and was a provision of $205 million for the six months ended June 30, 2005, compared to a provision of $1.019 billion for the six months ended June 30, 2004. The Company’s effective tax rate for continuing operations was a benefit of 50% and a provision of 24% for the three and six months ended June 30, 2005, respectively, as compared to provisions of 38% and 39% for the three and six months ended June 30, 2004, respectively. The change in the effective tax rate was primarily a result of the favorable impact of state tax law changes in Ohio and New York enacted in the second quarter of 2005, partially offset by non-deductible expense related to a portion of the settlement accrual for the securities litigation.
     The state law changes relate to the method of taxation in Ohio and the method of apportionment in New York. In Ohio, the income tax is being phased-out and replaced with a gross receipts tax, while in New York the methodology for income apportionment is changing over time to a single receipts factor from a three factor formula. These tax law changes resulted in a reduction in certain deferred tax liabilities related to these states. Accordingly, the Company has recognized these reductions as noncash tax benefits totaling approximately $170 million for Ohio and $135 million for New York State in the second quarter of 2005.
     Income (Loss) before Discontinued Operations and Cumulative Effect of Accounting Change. Income (Loss) before discontinued operations and cumulative effect of accounting change was a loss of $321 million for the three months ended June 30, 2005 compared to income of $882 million for the three months ended June 30, 2004. Basic and diluted net income (loss) per share before discontinued operations and cumulative effect of accounting change were both losses of $0.07 in 2005, compared to income of $0.19 for both basic and diluted net income per share before discontinued operations and cumulative effect of accounting change in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $1.476 billion of net expense and $1 million of income in 2005 and 2004, respectively, Income (loss) before discontinued operations and cumulative effect of accounting change improved by $274 million primarily due to the change in income tax benefit (provision) as discussed above.
     Income before discontinued operations and cumulative effect of accounting change was $642 million for the six months ended June 30, 2005 compared to $1.594 billion for the six months ended June 30, 2004. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.14 in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
2005 compared to $0.35 and $0.34 in 2004, respectively. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $1.436 billion of net expense and $23 million of income, Income before discontinued operations and cumulative effect of accounting change improved by $507 million, primarily due to the change in income tax benefit (provision) and Operating Income as discussed above.
     Discontinued Operations, Net of Tax. Included in the 2004 results for the three and six months ended June 30, 2004 are $93 million and $16 million, respectively, of pre-tax losses and a $12 million tax provision and $126 million tax benefit, respectively, from the operations of the Music business (Note 2).
     Cumulative Effect of Accounting Change, Net of Tax. The Company recorded a $34 million benefit, net of tax, as a cumulative effect of accounting change upon the consolidation of AOLA in the first quarter of 2004 in accordance with FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities.”
     Net Income (Loss) and Net Income (Loss) Per Common Share. Net income (loss) was a loss of $321 million for the three months ended June 30, 2005 compared to income of $777 million for the three months ended June 30, 2004. Basic and diluted net income (loss) per common share were both a loss of $0.07 in 2005, compared to income of $0.17 for both basic and diluted net income per common share in 2004. Net income was $642 million for the six months ended June 30, 2005 compared to $1.738 billion for the six months ended June 30, 2004. Basic and diluted net income per common share were both $0.14 in 2005 compared to $0.38 and $0.37 in 2004, respectively. Net income (loss) includes the items previously addressed under “Significant Transactions and Other Items Affecting Comparability,” discontinued operations, net of tax, and the cumulative effect of accounting change, net of tax.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended			Six Months Ended
	6/30/05	6/30/04	% Change	6/30/05	6/30/04	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,734	$1,902	(9%)	$3,508	$3,821	(8%)
Advertising	320	221	45%	631	435	45%
Other	43	54	(20%)	91	112	(19%)

Total revenues	2,097	2,177	(4%)	4,230	4,368	(3%)
Costs of revenues (a)	(961)	(1,056)	(9%)	(1,939)	(2,119)	(8%)
Selling, general and administrative (a)	(588)	(626)	(6%)	(1,208)	(1,265)	(5%)
Restructuring costs	2	2	—	7	2	250%
Asset impairment	—	(10)	NM	(24)	(10)	140%
Gain on sale of assets	8	—	NM	10	—	NM

Operating Income before Depreciation and Amortization	558	487	15%	1,076	976	10%
Depreciation	(143)	(170)	(16%)	(290)	(340)	(15%)
Amortization	(47)	(41)	15%	(94)	(83)	13%

Operating Income	$368	$276	33%	$692	$553	25%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The reduction in Subscription revenues for the three and six months ended June 30, 2005 primarily reflects a decrease in domestic Subscription revenues (from $1.463 billion to $1.278 billion for the three months and from $2.934 billion to $2.591 billion for the six months), offset in part by an increase in Subscription revenues at AOL Europe (from $407 million to $430 million for the three months and from $836 million to $879 million for the six months). AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues. AOL Europe’s Subscription revenues increased as the result of the favorable impact of foreign currency exchange rates ($25 million and $50 million for the three and six months, respectively), partially offset by a decline in subscribers and related revenues.
     The number of AOL brand domestic and European subscribers is as follows at June 30, 2005, March 31, 2005 and June 30, 2004 (millions):

	June 30,	March 31,	June 30,
	2005	2005	2004
Subscriber category:
AOL brand domestic (a)
$15 and over	15.6	16.8	18.8
Under $15	5.2	4.9	4.6

Total AOL brand domestic	20.8	21.7	23.4

AOL Europe	6.2	6.3	6.3

(a)	AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The average monthly Subscription revenue per subscriber (“ARPU”) for each significant category of subscribers, calculated as total subscription revenue for the category divided by the average subscribers in the category for the applicable period, is as follows:

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Subscriber category:
AOL brand domestic
$15 and over	$20.84	$21.10	$20.68	$20.88
Under $15	13.31	13.07	13.21	12.92
Total AOL brand domestic	19.05	19.58	18.98	19.41
AOL Europe	22.31	20.84	22.71	21.28
     Domestic subscribers to the AOL brand service include subscribers during introductory free-trial periods and subscribers at no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 11% at June 30, 2005, 13% at December 31, 2004 and 15% at June 30, 2004. Domestic AOL brand subscribers also include subscribers to a bundled broadband service, which combines the AOL service with high-speed Internet access provided by third-party broadband Internet access providers such as cable companies and telephone companies.
     The largest component of the AOL brand domestic $15 and over price plans is the $23.90 price plan, which provides unlimited access to the AOL service using America Online’s dial-up network and unlimited usage of the AOL service through any other Internet connection. The largest component of the AOL brand domestic under $15 price plans is the $14.95 per month price plan, which includes ten hours of dial-up access and unlimited usage of the AOL service through an Internet connection not provided by America Online, such as a high-speed broadband Internet connection via cable or digital subscriber lines. America Online continues to develop, test, change and implement price plans, service offerings and payment methods to attract and retain members to its AOL service and, therefore, the composition of AOL’s subscriber base is expected to change over time.
     The decline in AOL brand subscribers on plans priced $15 and over per month for the three and six months resulted from a number of factors, principally the continued maturing of dial-up services and subscribers adopting other dial-up and high-speed services. Further, during the periods, subscribers migrated from the premium-priced unlimited dial-up plans, including the $23.90 plan, to lower-priced limited dial-up plans, such as the $14.95 plan. The decline in AOL brand subscribers overall, and specifically in the $15 and over per month price plans, is expected to continue into the foreseeable future.
     Growth in AOL brand subscribers on plans below $15 per month for the three and six months was driven principally by the migration of subscribers from plans $15 and over per month and, to a lesser extent, by new subscribers. AOL expects that the proportion of its subscribers on lower-priced plans will continue to increase. The AOL/TWC Inc. agreement relating to the bundling of the AOL service together with broadband access is still being implemented and the impact on the AOL segment and Time Warner’s consolidated financial results is not expected to be significant during 2005.
     Within the $15 and over per month category, the decrease in ARPU for the three and six months ended June 30, 2005, as compared to the similar periods in the prior year, was due primarily to a lower priced mix in subscriber price plans, partially offset by an increase in the percentage of revenue generating subscribers. Premium services revenues included in ARPU for the three and six months ended June 30, 2005 were $22 million and $42 million, respectively, compared to $26 million and $48 million for the three and six months ended June 30, 2004, respectively. ARPU for subscribers in the below $15 per month category increased primarily due to an improved mix in subscriber price plans and an increase in the percentage of revenue generating subscribers. In the below $15 per month category, premium services revenues included in ARPU for the three and six months ended June 30, 2005 were $8 million and $14 million, respectively, compared to $6 million and $11 million, for the three and six months ended June 30, 2004, respectively.

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
     The ARPU for European subscribers for the three and six months ended June 30, 2005, as compared to the similar periods in the prior year, increased due to a change in the mix of price plans, with broadband subscribers growing as a percentage of total subscribers and an increase in premium services revenues. In addition, the three and six months benefited from the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro and British Pound relative to the U.S. Dollar. The total number of AOL brand subscribers at AOL Europe reflects a year-over-year decline in subscribers in France and Germany partially offset by an increase in the U.K.
     In addition to the AOL brand service, America Online has subscribers to lower-cost services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenue.
     Advertising revenues increased for the three and six months primarily due to $60 million and $120 million, respectively, of revenues from sales of advertising run on third-party websites generated by Advertising.com, which was acquired in August 2004, and a $30 million and $57 million increase, respectively, in paid-search advertising. AOL expects Advertising revenues to continue to increase during the second half of 2005 due to contributions from Advertising.com’s performance-based advertising, and expected growth in paid-search and traditional online advertising. However, the rate of growth is expected to be less than experienced in the first half of 2005 because the growth rate in the first half of 2005 benefited from the absence of Advertising.com in the first half of 2004.
     Other revenues primarily include software licensing revenue and revenue from providing the Cable segment access to the AOL Transit Data Network (“ATDN”) for high-speed access to the Internet. Other revenues decreased for the three and six months due primarily to lower ATDN revenue from TWC Inc., reflecting lower pricing under the terms of a new agreement and lower network usage.
     For the three and six months ended June 30, 2005, costs of revenues decreased 9% and 8%, respectively, and, as a percentage of revenues, decreased to 46% for both the three and six months ended June 30, 2005 from 49% for both the three and six months ended June 30, 2004. For the three and six months ended June 30, 2005, the declines related primarily to lower network-related expenses. Network-related expenses decreased 32% to $338 million and 32% to $697 million for the three and six months, respectively, principally attributable to improved pricing and decreased levels of fixed commitments. These factors are expected to result in continued declines in network expenses throughout 2005, although at a rate less than that experienced in the first half of 2005. The decline in network costs was partially offset by costs associated with Advertising.com, which was acquired in August 2004, and higher broadband and member service costs at AOL Europe.
     AOL’s three and six months ended June 30, 2004 results included $20 million and $33 million, respectively, of expense related to the November 2003 expiration of the federal moratorium on Internet sales taxes. The six months ended June 30, 2004 results also included $15 million of benefits related to the favorable rulings on certain state sales tax matters. In the fourth quarter of 2004, the federal moratorium on Internet sales taxes was retroactively reinstated to November 2003 and extended through 2007. As a result of the retroactive application of the legislation, the previously accrued amounts were reversed in the fourth quarter of 2004.
     The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2005 primarily related to a decrease in marketing costs, partially offset by additional costs resulting from the acquisition of Advertising.com and higher general and administrative costs. The three and six months ended June 30, 2005 amounts also include a $15 million benefit related to the favorable resolution of a European value-added tax matter.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
The decrease in marketing costs primarily resulted from lower spending on member acquisition activities, partially offset by an increase in brand advertising. The three and six months ended June 30, 2004 also included an approximate $25 million adjustment to reduce excess marketing accruals made in prior years, primarily related to AOL Europe. Marketing costs are expected to continue to decrease during the remainder of 2005 compared to the prior year.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2005 include an approximate $5 million gain on the sale of a building and gains of $3 million and $5 million, respectively, from the resolution of previously contingent gains related to the 2004 sale of Netscape Security Solutions. The three months ended June 30, 2005 also reflect a $2 million reduction in restructuring costs and a net reduction of $7 million for the six months ended June 30, 2005 relating to changes in estimates of previously established restructuring accruals. The six months ended June 30, 2005 also include a $24 million noncash goodwill impairment charge related to AOLA. The three and six months ended June 30, 2004 included the reversal of $2 million of previously established restructuring accruals, that were no longer required and a $10 million impairment charge related to a building that was held for sale.
     The increases in Operating Income before Depreciation and Amortization and Operating Income for the three and six months are due primarily to lower costs of revenues and selling, general and administrative expenses, higher Advertising revenues and the net benefit of restructuring reversals and the gains on sale of consolidated businesses, partially offset by lower Subscription revenues. For the six months ended June 30, 2005, the increase was also partially offset by the $24 million noncash goodwill impairment charge described above. Operating Income also improved due to lower depreciation expense reflecting a decline in network assets as the result of membership declines.
     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended			Six Months Ended
	6/30/05	6/30/04	% Change	6/30/05	6/30/04	% Change
	(millions)			(millions)
Revenues:
Subscription	$2,221	$1,990	12%	$4,348	$3,924	11%
Advertising	136	126	8%	255	235	9%

Total revenues	2,357	2,116	11%	4,603	4,159	11%
Costs of revenues (a)	(1,067)	(935)	14%	(2,069)	(1,840)	12%
Selling, general and administrative (a)	(377)	(364)	4%	(782)	(752)	4%
Restructuring charges	(13)	—	NM	(30)	—	NM

Operating Income before Depreciation and Amortization	900	817	10%	1,722	1,567	10%
Depreciation	(386)	(355)	9%	(762)	(701)	9%
Amortization	(19)	(19)	—	(39)	(37)	5%

Operating Income	$495	$443	12%	$921	$829	11%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three and six months ended June 30, 2005, Subscription revenues increased due to the continued penetration of advanced services (primarily high-speed data, Digital Phone and advanced digital video services) and video rate increases. High-speed data subscription revenues increased to $525 million for the three months ended June 30, 2005 from $433 million for the three months ended June 30, 2004 and to $1.018 billion for the six months ended June 30, 2005 from $847 million for the six months ended June 30, 2004. Digital Phone revenues increased to $57 million for the three months ended June 30, 2005 from $3 million for the three months ended June 30, 2004 and to $89 million for the six months ended June 30, 2005 from $5 million for the six months ended June 30, 2004. The

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Company anticipates that revenues for the remainder of 2005 will be impacted positively by revenues associated with its high-speed data and Digital Phone services.
     TWC Inc. subscriber counts include all billable subscribers for each level of service received. Basic cable subscribers include all subscribers who receive basic video cable service. Digital video subscribers reflect all subscribers who receive any level of video service received via digital technology. High-speed data subscribers include all subscribers who receive TWC Inc.’s Road Runner Internet service, as well as other Internet services offered by TWC Inc. Digital Phone subscribers includes all subscribers who receive telephony service. At June 30, 2005, as compared to June 30, 2004, basic cable subscribers were down slightly (i.e. 4,000 subscribers) and totaled 10.905 million (including 1.589 million subscribers of unconsolidated investees, which are managed by TWC Inc.), digital video subscribers increased by 10% to 5.053 million (including 768,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), residential high-speed data subscribers increased by 22% to 4.323 million (including 623,000 subscribers of unconsolidated investees, which are managed by TWC Inc.) and commercial high-speed data subscribers increased by 30% to 193,000 (including 25,000 subscribers of unconsolidated investees, which are managed by TWC Inc.). Additionally, Digital Phone subscribers totaled 614,000 (including 96,000 subscribers of unconsolidated investees, which are managed by TWC Inc.).
     The increase in Advertising revenues for the three and six months ended June 30, 2005 is due to growth of national and local advertising, including an increase in both the rates and volume of advertising spots sold.
     For the three and six months ended June 30, 2005, costs of revenues increased 14% and 12%, respectively, and, as a percentage of revenues, were 45% for both the three and six months ended June 30, 2005 compared to 44% for both the three and six months ended June 30, 2004. The increase in costs of revenues is primarily related to increases in video programming costs, higher employee costs and an increase in telephony service costs. For the three and six months ended June 30, 2005, video programming costs increased 14% to $532 million and 13% to $1.042 billion, respectively, due primarily to contractual rate increases across TWC Inc.’s programming line-up, including a $14 million charge related to the resolution of contractual terms with a program vendor. Programming costs in the first six months of 2004 also benefited from the receipt of non-recurring programming credits. Video programming costs are expected to increase during the remainder of 2005, and the full year rate of increase is expected to be at a rate similar to that experienced during the first half of 2005, reflecting the expansion of service offerings and contractual rate increases across TWC Inc.’s programming line-up. Employee costs increased primarily due to merit increases and higher headcount resulting from the roll-out of advanced services. Telephony service costs increased due to the growth of Digital Phone subscribers. Despite the growth in high-speed data subscribers, as discussed above, high-speed data connectivity costs declined 23% for both the three and six months of 2005, as connectivity costs have continued to decrease on a per subscriber basis due to industry-wide cost declines.
     The increase in selling, general and administrative expenses is primarily the result of higher employee and administrative costs due to merit increases and higher headcount resulting from the roll-out of advanced services. This was partially offset by $7 million and $34 million of costs for the three and six months ended June 30, 2004, respectively, incurred in connection with the previously discussed Urban Cable dispute. The six months ended June 30, 2005 also include $9 million in reserves related to legal matters.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2005 include approximately $13 million and $30 million, respectively, of restructuring costs, primarily associated with the early retirement of certain senior executives. These changes are part of TWC Inc.’s broader plans to simplify its organization and enhance its customer focus. TWC Inc. is in the process of executing this reorganization and expects to incur additional costs associated with this reorganization as it is implemented throughout 2005.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Operating Income before Depreciation and Amortization for the three and six months increased principally as a result of revenue gains (particularly high margin high-speed data revenues), offset in part by higher costs of revenues, selling, general and administrative expenses and the restructuring charges discussed above.
     Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation expense. Depreciation expense increased $31 million and $61 million for the three and six months, respectively, due primarily to the increased spending on customer premise equipment in recent years, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended			Six Months Ended
	6/30/05	6/30/04	% Change	6/30/05	6/30/04	% Change
	(millions)			(millions)
Revenues:
Advertising	$2	$2	—	$5	$5	—
Content	2,585	3,043	(15%)	5,536	5,962	(7%)
Other	49	46	7%	109	111	(2%)

Total revenues	2,636	3,091	(15%)	5,650	6,078	(7%)
Costs of revenues (a)	(2,033)	(2,313)	(12%)	(4,259)	(4,521)	(6%)
Selling, general and administrative (a)	(384)	(361)	6%	(762)	(728)	5%

Operating Income before Depreciation and Amortization	219	417	(47%)	629	829	(24%)
Depreciation	(30)	(25)	20%	(60)	(49)	22%
Amortization	(52)	(53)	(2%)	(104)	(106)	(2%)

Operating Income	$137	$339	(60%)	$465	$674	(31%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three months ended June 30, 2005, Content revenues decreased primarily as a result of a decline in theatrical product (from $2.136 billion to $1.560 billion), partially offset by an increase in television product (from $781 million to $896 million). For the six months ended June 30, 2005, Content revenues decreased as a result of declines in both theatrical product (from $3.695 billion to $3.415 billion) and television product (from $2.010 billion to $1.887 billion). Content revenues also include consumer products and other revenues, which increased $3 million to $129 million for the three months ended June 30, 2005, and decreased $23 million to $234 million for the six months ended June 30, 2005.
     For the three months ended June 30, 2005, revenue from theatrical product decreased due to declines in worldwide home video sales and worldwide theatrical film revenues of $357 million and $276 million, respectively, partially offset by a $57 million increase in television license fees. For the six months ended June 30, 2005, revenue from theatrical product decreased due to declines in worldwide theatrical film revenues and worldwide home video sales of $416 million and $44 million, respectively, partially offset by a $180 million increase in television license fees.
     The decline in home video sales from theatrical product for the three and six months ended June 30, 2005, was attributable to difficult comparisons to the prior year, which included the key home video releases of The Lord of the Rings: The Return of the King, The Matrix Revolutions and The Last Samurai. For the six months, this was partially offset by the first quarter 2005 home video release of Harry Potter and the Prisoner of Azkaban in most international territories and the domestic home video release of Troy. The decrease in worldwide theatrical film revenues for the three and six months ended June 30, 2005 was attributable to difficult comparisons to the prior year,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
which included international overages associated with The Lord of the Rings: The Return of the King and the success of Troy, Harry Potter and the Prisoner of Azkaban, and The Last Samurai in the first six months of 2004. For the three and six months ended June 30, 2005, the increase in theatrical product revenue from television distribution related to the timing and quantity of various international availabilities, including a greater number of significant titles in 2005.
     The increase in television product revenues for the three months ended June 30, 2005 is attributable to a $128 million increase in home video sales, partially offset by a $13 million decline in license fees. The decrease in television product revenues for the six months ended June 30, 2005 is attributable to a $295 million decline in license fees, partially offset by a $172 million increase in home video sales.
     The decrease in worldwide license fees from television product for the three and six months ended June 30, 2005 was primarily attributable to difficult comparisons to 2004, which included higher revenues associated with the final broadcast seasons of Friends and The Drew Carey Show. The first six months of 2004 also included the third-cycle syndication continuance license arrangements for Seinfeld. The growth in home video sales of television product for the three and six months was primarily attributable to an increased number of titles released in this format, with the most significant contributions from Seinfeld.
     The decrease in costs of revenues resulted primarily from lower film costs ($1.187 billion and $2.595 billion for the three and six months ended June 30, 2005, respectively, compared to $1.524 billion and $3.052 billion for the three and six months ended June 30, 2004, respectively) primarily resulting from the quantity and mix of product released. Included in film costs are theatrical valuation adjustments, which declined from $88 million in 2004 to $57 million in 2005 for the three months and from $144 million in 2004 to $95 million in 2005 for the six months. Advertising and print costs also decreased for the three and six months due to the quantity and mix of films released. These decreases were offset partially by higher home video costs related to increased volume and an increase in the ratio of television product, which has higher manufacturing costs and freight costs. Costs of revenues as a percentage of revenues increased to 77% for the three months ended June 30, 2005 from 75% for the three months ended June 30, 2004, and to 75% for the six months ended June 30, 2005 compared to 74% for the six months ended June 30, 2004 due to the quantity and mix of product released.
     Selling, general and administrative expenses increased for the three and six months ended June 30, 2005, primarily due to higher employee costs related to additional headcount and salary increases. The increase for the six months was partially offset by a decline related to the distribution fees associated with the off-network television syndication of Seinfeld in the prior year.
     Operating Income before Depreciation and Amortization and Operating Income for the three and six months ended June 30, 2005 decreased due to lower revenues and increased selling, general and administrative expenses, which were partially offset by the decrease in costs of revenues, as discussed above.
     The Company anticipates that both Operating Income before Depreciation and Amortization and Operating Income will continue to decline in the third quarter of 2005 as a result of difficult comparisons to 2004 but will return to growth in the fourth quarter of 2005 compared to the same periods of 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended			Six Months Ended
	6/30/05	6/30/04	% Change	6/30/05	6/30/04	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,374	$1,303	5%	$2,716	$2,537	7%
Advertising	861	817	5%	1,543	1,451	6%
Content	215	224	(4%)	468	508	(8%)
Other	39	34	15%	47	77	(39%)

Total revenues	2,489	2,378	5%	4,774	4,573	4%
Costs of revenues (a)	(1,366)	(1,282)	7%	(2,452)	(2,417)	1%
Selling, general and administrative (a)	(488)	(435)	12%	(900)	(753)	20%
Loss on sale of assets	—	—	—	—	(7)	NM

Operating Income before Depreciation and Amortization	635	661	(4%)	1,422	1,396	2%
Depreciation	(57)	(51)	12%	(112)	(100)	12%
Amortization	(8)	(8)	—	(12)	(11)	9%

Operating Income	$570	$602	(5%)	$1,298	$1,285	1%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues for the three and six months ended June 30, 2005 was due primarily to higher subscription rates at Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner and HBO. The three and six months 2005 results also include a $22 million benefit from the resolution of certain contractual agreements at Turner and the three and six months 2004 results included a benefit of approximately $50 million from the resolution of certain contractual agreements at Turner and HBO.
     The increase in Advertising revenues for the three and six months ended June 30, 2005 was driven primarily by higher CPMs and sellouts at Turner’s entertainment networks, partially offset by a decline at The WB Network as a result of lower ratings.
     The decrease in Content revenues for the three and six months ended June 30, 2005 was primarily due to lower licensing revenues at HBO associated with fewer episodes of Everybody Loves Raymond, partially offset by higher ancillary sales of HBO’s original programming. In addition, for the six months ended June 30, 2005, Content revenues declined due to the absence of the winter sports teams at Turner, which were sold on March 31, 2004 and contributed $22 million of Content revenues in 2004, and a 2004 benefit associated with favorable home video returns experience.
     For the three months ended June 30, 2005, Other revenues increased primarily related to higher ticket and event revenue at the Atlanta Braves. For the six months ended June 30, 2005, the decline in Other revenues was primarily attributable to the sale of the winter sports teams in the first quarter of 2004, which contributed $39 million of Other revenues in the first quarter of 2004, partially offset by the increase in revenues primarily related to the Atlanta Braves, as previously discussed.
     Costs of revenues increased 7% for the three months ended June 30, 2005 and, as a percentage of revenues, was 55% and 54% for the three months ended June 30, 2005 and June 30, 2004, respectively. Costs of revenues increased 1% for the six months ended June 30, 2005 and, as a percentage of revenues, was 51% and 53% for the six months ended June 30, 2005 and June 30, 2004, respectively. For the three and six months ended June 30, 2005, the increase in costs of revenues was primarily attributable to an increase in programming costs, partially offset by lower costs related to the absence of the winter sports teams due to their sale in March 2004. Programming costs increased to $1.012 billion for the three months ended June 30, 2005 as compared to $967 million for the three

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
months ended June 30, 2004 and to $1.773 billion for the six months ended June 30, 2005 from $1.708 billion for the six months ended June 30, 2004. The increase in programming expenses for the three and six months is primarily due to an increase in original series, sports rights and news costs at Turner, partially offset by lower theatrical film and original programming costs at HBO.
     Selling, general and administrative expenses increased for the three and six months ended June 30, 2005 primarily due to higher marketing and promotional expenses to support new programming primarily at Turner and higher general and administrative costs at Turner, partially offset by a decline in marketing and promotional expenses at The WB Network. In addition, the increase in selling, general and administrative expenses for the three and six months reflects the reversal of bankruptcy related bad debt reserves of $14 million and $75 million for the three and six months ended June 30, 2004, respectively, at Turner and HBO on receivables from Adelphia.
     As discussed in “Significant Transactions and Other Items Affecting Comparability,” the six months 2004 results include an approximate $7 million loss on the sale of the winter sports teams.
     Operating Income before Depreciation and Amortization and Operating Income declined for the three months ended June 30, 2005 primarily due to higher costs of revenues and selling, general and administrative expenses, partially offset by an increase in revenues, as discussed above. Operating Income before Depreciation and Amortization and Operating Income increased for the six months ended June 30, 2005 primarily due to an increase in revenues, partially offset by higher selling, general and administrative expenses and costs of revenues, as described above.
     The Company anticipates that the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income during the remainder of 2005 will be higher than that experienced in the first half of 2005. The growth for the first half of 2005 was negatively impacted, in part, by an approximate $28 million lower net benefit from the favorable resolution of certain contractual agreements as well as the 2004 reversal of $75 million of Adelphia bad debt reserves.
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended			Six Months Ended
	6/30/05	6/30/04	% Change	6/30/05	6/30/04	% Change
	(millions)			(millions)
Revenues:
Subscription	$421	$423	—	$802	$777	3%
Advertising	742	716	4%	1,313	1,237	6%
Content	169	126	34%	297	235	26%
Other	170	178	(4%)	330	341	(3%)

Total revenues	1,502	1,443	4%	2,742	2,590	6%
Costs of revenues (a)	(608)	(556)	9%	(1,151)	(1,056)	9%
Selling, general and administrative (a)	(546)	(530)	3%	(1,076)	(1,015)	6%
Gain on sale of assets	—	—	—	8	8	—

Operating Income before Depreciation and Amortization	348	357	(3%)	523	527	(1%)
Depreciation	(31)	(33)	(6%)	(66)	(63)	5%
Amortization	(26)	(36)	(28%)	(53)	(74)	(28%)

Operating Income	$291	$288	1%	$404	$390	4%

(a) Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Subscription revenues were essentially flat for the three months ended June 30, 2005. For the six months ended June 30, 2005, Subscription revenues increased primarily due to higher newsstand sales of People and the U.K. magazine launches, Pick Me Up and Nuts.
     For the three and six months ended June 30, 2005, Advertising revenues increased due to contributions from new magazine launches, the acquisition of the remaining interest in the publisher of Essence, and growth at In Style, Real Simple, and Southern Living, offset partly by lower Advertising revenues from Time, Sports Illustrated and Fortune. In addition, the six months ended June 30, 2005 benefited from an increase in Advertising revenues from People in the first quarter of 2005. The Company anticipates that the rate of growth in Advertising revenues will decline in the second half of 2005 as compared to the rate of growth experienced in the first half of 2005 due to soft market conditions.
     Content revenues increased for the three and six months ended June 30, 2005 due to a number of best-selling titles at Time Warner Book Group.
     Costs of revenues increased 9% for the three months ended June 30, 2005 and, as a percentage of revenues were 40% and 39% for the three months ended June 30, 2005 and 2004, respectively. Costs of revenues increased 8% for the six months ended June 30, 2005 and, as a percentage of revenues were 42% and 41% for the six months ended June 30, 2005 and 2004, respectively. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 9% to $483 million and 9% to $911 million for the three and six months ended June 30, 2005, respectively. The increase for the three and six months was primarily due to magazine launch-related costs, the acquisition of the remaining interest in the publisher of Essence, increases in paper prices as well as costs related to several titles at Time Warner Book Group.
     Selling, general and administrative expenses increased 3% and 6% for the three and six months ended June 30, 2005, respectively, primarily due to magazine launch-related costs, the acquisition of the remaining interest in the publisher of Essence, and higher selling expenses related to the success of several titles at Time Warner Book Group.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the six months ended June 30, 2005 reflect an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. The results for the six months ended June 30, 2004 reflect an $8 million gain on the sale of a building.
     For the three and six months ended June 30, 2005, Operating Income before Depreciation and Amortization decreased, reflecting higher costs of revenues and selling, general and administrative expenses, including $9 million and $17 million, respectively, of higher start-up losses on magazine launches, partially offset by an increase in revenues.
     Operating Income for the three and six months ended June 30, 2005 improved slightly, benefiting from a decline in amortization expense as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized, partially offset by the decline in Operating Income before Depreciation and Amortization discussed above.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended			Six Months Ended
	6/30/05	6/30/04	% Change	6/30/05	6/30/04	% Change
	(millions)			(millions)
Legal reserves related to securities litigation.	$(3,000)	$—	NM	$(3,000)	$—	NM
Selling, general and administrative (a)	(104)	(112)	(7%)	(206)	(276)	(25%)

Operating Loss before Depreciation and Amortization	(3,104)	(112)	NM	(3,206)	(276)	NM
Depreciation	(10)	(8)	25%	(19)	(24)	(21%)

Operating Loss	$(3,114)	$(120)	NM	$(3,225)	$(300)	NM

     (a)  Selling, general and administrative expenses exclude depreciation.
     As previously discussed, the three and six months ended June 30, 2005 results include $3 billion in legal reserves related to the securities litigation.
     Besides normal corporate expenses, included in selling, general and administrative expenses are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various securities litigation matters ($3 million and $9 million for the three and six months ended June 30, 2005, respectively, compared to $6 million and $14 million for the three and six months ended June 30, 2004, respectively). Costs are expected to continue to be incurred in future periods.
     Also included in selling, general and administrative expenses for the three and six months ended June 30, 2004 are charges of $14 million and $67 million, respectively, associated with the relocation of the Company’s corporate headquarters. Of the $67 million charge, approximately $26 million relates to a noncash write-off of a fair value lease adjustment, which was established in purchase accounting at the time of the merger of America Online and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”). In the first quarter of 2005, the Company reversed approximately $3 million of this charge, which was no longer required due to changes in estimates.
     Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss increased slightly for the three and six months ended June 30, 2005, due primarily to higher employee and general and administrative costs, partially offset in the six months by lower severance costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     At June 30, 2005, Time Warner had $20.549 billion of debt, $7.592 billion of cash and equivalents (net debt of $12.957 billion, defined as total debt less cash and equivalents) and $62.620 billion of shareholders’ equity, including the conversion of $1.5 billion of mandatorily convertible preferred stock to common stock in the first quarter of 2005, compared to $22.375 billion of debt, $6.139 billion of cash and equivalents (net debt of $16.236 billion) and $60.771 billion of shareholders’ equity at December 31, 2004.
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2004 to June 30, 2005 (millions):

Net debt at December 31, 2004	$16,236
Free Cash Flow(a)(b)	(1,959)
Proceeds from sale of the Company’s remaining interest in Google	(940)
Proceeds from the Company’s option in WMG	(138)
All other, net	(242)

Net debt at June 30, 2005(c)	$12,957

(a)	See Free Cash Flow discussion under “Cash Flows” below for a reconciliation of the Company’s Free Cash Flow to cash provided by operations ($3.463 billion for the six months ended June 30, 2005).
(b)	Free Cash Flow includes a $300 million payment made related to the government investigations.
(c)	Included in the net debt balance is approximately $277 million, which represents the net unamortized fair value adjustment recognized as a result of the merger of America Online and Historic TW.
     As previously announced, the Company will start paying a regular quarterly cash dividend of $0.05 per share on its common stock, beginning in the third quarter of this year.
     As noted in “Other Recent Developments,” the Company has accrued $3 billion in legal reserves related to the securities litigation.
     As noted in “Other Recent Developments,” on July 29, 2005, the Company’s Board of Directors authorized a common stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. Purchases for the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors including price and business and market conditions.
     In April 2005, the Company entered into an agreement to jointly acquire substantially all of the assets of Adelphia with Comcast for a combination of cash and stock of TWC Inc. TWC Inc. also has agreed to redeem Comcast’s interests in TWC Inc. and TWE following the Adelphia acquisition. Upon closing, these transactions will impact the Company’s financial condition and liquidity. For additional details, please see “Other Recent Developments.”
     As discussed in more detail below, management believes that Time Warner’s cash provided by operations, cash and equivalents, borrowing capacity under its committed credit facilities and availability under its commercial paper programs are sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments, the common stock repurchase program, the proposed acquisition of Adelphia, the redemption of Comcast’s interests in TWC Inc. and TWE and payments to be made in resolving pending securities litigation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Cash Flows
     Cash and equivalents increased by $1.453 billion and $3.186 billion for the six months ended June 30, 2005 and 2004, respectively. Components of these changes are discussed in more detail in the pages that follow.
Operating Activities
     Sources of cash provided by operations are as follows:

	Six Months Ended
	6/30/05	6/30/04
	(millions)
Operating Income before Depreciation and Amortization	$2,159	$5,042
Legal reserves related to securities litigation	3,000	—
Noncash asset impairments	24	10
Net interest payments(a)	(709)	(805)
Net income taxes paid(b)	(261)	(267)
Adjustments relating to discontinued operations (c)	(11)	120
Merger and restructuring payments (d)	(79)	(74)
Cash paid related to the government investigations	(300)	—
All other, net, including working capital changes	(360)	(720)

Cash provided by operations	$3,463	$3,306

(a)	Includes interest income received of $99 million and $42 million in 2005 and 2004, respectively.
(b)	Includes income tax refunds received of $47 million and $25 million in 2005 and 2004, respectively.
(c)	Includes net income from discontinued operations of $110 million in 2004. Amounts also include working capital related adjustments associated with discontinued operations of $(11) million and $10 million in 2005 and 2004, respectively.
(d)	Includes payments for restructuring and merger related costs, as well as payment for certain other merger-related liabilities.
     Cash provided by operations increased to $3.463 billion in 2005 compared to $3.306 billion in 2004. The increase in cash provided by operations is related primarily to an increase in Operating Income before Depreciation and Amortization (excluding the legal reserves related to securities litigation, which have not been paid), higher contributions from working capital changes and lower interest payments. These increases were partially offset by cash paid related to the settlement of the SEC investigation in 2005 and a reduction in cash relating to discontinued operations. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables, partially offset by the timing of accounts payable and accrual payments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Investing Activities
     Sources of cash provided (used) by investing activities are as follows:

	Six Months Ended
	6/30/05	6/30/04
	(millions)
Investment and acquisitions, net of cash acquired:
Essence	$(128)	$—
Consolidation of AOLA (a)	—	33
Synapse	—	(120)
All other, principally funding of joint ventures	(130)	(126)
Capital expenditures and product development costs	(1,448)	(1,341)
Proceeds from the sale of other available-for-sale securities	36	40
Proceeds from the sale of the Company’s remaining interest in Google	940	—
Net proceeds from the sale of WMG (b)	—	2,501
Proceeds from the sale of the WMG Option	138	—
All other investment and asset sale proceeds	230	131

Cash provided (used) by investing activities	$(362)	$1,118

(a)	Represents cash balance of AOLA upon consolidation.
(b)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.
     Cash used by investing activities was $362 million in 2005 compared to cash provided by investing activities of $1.118 billion in 2004. The change in cash provided (used) by investing activities is primarily due to the absence of proceeds from the 2004 sale of WMG and an increase in capital expenditures and product development costs, offset by the proceeds from the sale of the Company’s remaining interest in Google, the proceeds received upon the sale of its WMG option and higher other investment proceeds.
Financing Activities
     Sources of cash used by financing activities are as follows:

	Six Months Ended
	6/30/05	6/30/04
	(millions)
Borrowings	$1,203	$1,489
Debt repayments	(3,037)	(2,865)
Proceeds from exercise of stock options	158	224
Principal payments on capital leases	(67)	(102)
Other financing activities	95	16

Cash used by financing activities	$(1,648)	$(1,238)

     Cash used by financing activities was $1.648 billion in 2005 compared to $1.238 billion in 2004. The increase in cash used by financing activities was due principally to higher incremental debt repayments in 2005, and lower proceeds from the exercise of stock options, partially offset by lower principal payments on capital leases.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Free Cash Flow
     Free Cash Flow is cash provided by operations (as defined by U.S. generally accepted accounting principles) plus payments related to securities litigation less cash provided by discontinued operations, capital expenditures and product development costs, principal payments on capital leases, and partnership distributions, if any. Free Cash Flow is considered to be an important indicator of the Company’s liquidity, including its ability to reduce net debt, make strategic investments, pay dividends to common shareholders and repurchase stock. A limitation of this measure, however, is that it does not reflect securities litigation payments, which reduce liquidity. Free Cash Flow should be considered in addition to, and not as a substitute for, the Company’s various cash flow measures (e.g., cash provided by operations) reported in accordance with U.S. generally accepted accounting principles.
     The following table provides a reconciliation from the Company’s cash provided by operations to Free Cash Flow.

	Six Months Ended
	6/30/05	6/30/04
	(millions)
Cash provided by operations	$3,463	$3,306
Capital expenditures and product development costs	(1,448)	(1,341)
Principal payments on capital leases	(67)	(102)

Free Cash Flow including discontinued operations	1,948	1,863
Less: Free Cash Flow from discontinued operations.	11	(120)

Free Cash Flow	$1,959	$1,743

Capital Expenditures and Product Development Costs
     Time Warner’s total capital expenditures and product development costs were $1.448 billion for the six months ended June 30, 2005 compared to $1.341 billion for the six months ended June 30, 2004. Capital expenditures and product development costs principally relate to the Company’s Cable segment, which had capital expenditures of $899 million for the six months ended June 30, 2005 as compared to $718 million for the six months ended June 30, 2004.
     The Cable segment’s capital expenditures comprise the following categories:

	Six Months Ended
	6/30/05	6/30/04
	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$431	$348
Scaleable infrastructure	118	66
Line extensions	130	105
Upgrade/rebuild	69	54
Support capital	151	145

Total capital expenditures	$899	$718

     TWC Inc. incurs expenditures associated with the construction and maintenance of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC Inc. generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, direct labor, overhead and, in some cases, interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures include: customer premise equipment, scaleable infrastructure, line extensions, plant upgrades and rebuilds and support capital. With respect to customer premise equipment, which includes converters and cable modems, TWC Inc. capitalizes direct installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful lives. For converters and modems, useful life is generally 3 to 4 years and for plant upgrades, useful life is up to 16 years.
Backlog
     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.9 billion and $3.7 billion at June 30, 2005 and December 31, 2004, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment of $737 million and $514 million at June 30, 2005 and December 31, 2004, respectively.
RISK FACTORS AND CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
Risk Factors
     If the events discussed in these risk factors occur, the Company’s business, financial condition, results of operations or cash flows could be materially adversely affected. In such case, the market price of the Company’s common stock could decline.
     The Company’s America Online business continues to face substantial competition in maintaining and growing its subscriber base, in developing compelling products and services, and in increasing revenues from sources other than fees for the AOL service, and if America Online is unable to meet its competitive challenges, the Company’s financial results could be adversely affected. Historically, America Online’s primary product offering has been an online subscription service that includes a component of telephone “dial-up” Internet access. This product, offered under a variety of different terms and price plans, generates the substantial majority of America Online’s revenues. During the last several years, the online services industry has been changing from one in which the only way for a household to access the Internet was through telephone “dial-up” Internet access provided by Internet service providers to one in which households can access the Internet through a variety of connection methods, such as cable modems, DSL or wireless connections offered by a number of different providers, including Internet service providers, cable companies and telephone and other telecommunications companies. As a result, significant price and service competition for Internet access exists. Furthermore, unlike some of its competitors, AOL does not own or control access to the “last mile” of connectivity to the consumer that would enable it to easily offer high-speed access to subscribers. Therefore, in order for America Online to provide high-speed access, it generally must secure access from the providers that control the last mile of infrastructure. In some cases, those companies provide products competitive to AOL. To date, America Online has had limited success in reaching agreements with companies for high-speed access and implementing such agreements, and there can be no assurance that it will be successful in doing so in the future. As a result primarily of these factors, America Online has experienced declines in subscribers throughout 2003, 2004 and to date in 2005, and declines are expected to continue into the foreseeable future. Declines in subscribers have resulted in decreased Subscription revenues and have had an adverse impact on Advertising revenues and profitability.
     Since late 2002, America Online’s strategy has focused on improving and expanding its Internet products and services, including enhancement of or upgrade to the content and features provided through the flagship AOL service, and introducing premium services, as well as reducing costs. In late 2004, America Online reorganized its operating structure and expanded its strategy from attracting and retaining subscribers, especially those who access the Internet via a high-speed connection, to focus also on increasing the value of and maintaining or increasing the size of its U.S. and worldwide audience to the America Online network of sites, content and services. America Online’s strategy continues to include the development and offering of additional products and services to existing subscribers, as well as to Internet users in general. This strategy includes the potentially conflicting goals of maintaining and improving a subscription business while increasing the audience for its Internet properties by making generally available to Internet users without charge much of the content, features and tools that were previously only available to subscribers. The success of America Online’s strategy will depend on a number of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
factors, including competition, the rate of decline in the number of subscribers to the AOL service, the ability to generate more activity on, and to attract more people to, its network of sites, content and services, the growth of the online advertising business, the ability to secure and maintain agreements with third parties for advertising and for distribution of America Online products and services, accurate forecasting of consumer preferences, and the ability to anticipate and keep up with technological developments. If America Online is unsuccessful, Time Warner’s financial condition, results of operations and cash flows could be adversely affected.
     With respect to telephone “dial-up” Internet access, America Online faces significant competition from other Internet service providers, particularly those with low-priced offerings. To meet this competition, America Online plans to continue to provide certain content, features and tools that will only be available to its subscribers. America Online also operates lower-priced Internet services to compete with the low-price ISPs. It is too early to determine whether these services will compete successfully.
     America Online expects to continue to experience declines in the number of subscribers. Each year, a significant portion of AOL members cancel their membership or are terminated by America Online either for non-payment of account charges or violation of one of the terms of service that apply to members (for example, sending spam e-mails or violating community guidelines in chat rooms). In addition, maintaining and growing the subscriber base is difficult because the larger the subscriber base, the greater the number of new subscribers required to offset those subscribers who cancel or are terminated. In 2003 and continuing to the present, America Online did not register new members in numbers sufficient to replace the subscribers who canceled or were terminated. One important reason for the declining number of subscribers has been that registrations have been declining in response to marketing campaigns and various other subscriber acquisition methods; continuing decreases in new registrations could adversely affect the rate of decline in the total number of subscribers. Broadband DSL access providers have recently announced conditional offers that include price reductions that could further adversely affect the rate of decline of America Online subscribers. As part of its strategy announced in late 2004 and in connection with the upcoming official re-launch of the AOL.com Website as a portal, America Online during 2005 has been moving certain proprietary content, features and tools to the Internet, allowing all Internet users, not just members of the AOL service, to access such content, features and tools without charge. This strategy could result in further declines in the number of subscribers and may result in subscribers canceling their subscriptions at a faster rate than in the past. In addition, America Online is seeking to enter into agreements with high-speed access distributors, such as cable companies and telecommunications companies, to bundle the AOL service along with broadband access. It is uncertain whether these agreements will result in America Online attracting or retaining subscribers. Furthermore, even if this strategy is successful in attracting or retaining subscribers, such agreements may be less profitable. America Online continues to develop, test, change, market and implement price plans, service offerings and payment methods to identify effective ways to attract and retain members.
     America Online will need to develop other sources of revenues to offset the lower revenues from service fees resulting from the decline in subscribers and migration of existing subscribers to lower-priced plans. For the foreseeable future, Advertising revenues will be an increasingly important source of revenues for America Online. To date, increases in Advertising revenues have not been high enough to offset the losses in revenues resulting from the decline in subscribers and migration of existing subscribers to lower-priced plans. Advertising revenues have been adversely impacted by the loss in AOL subscribers because subscribers generate more usage than non-subscriber Internet visitors to the America Online network of sites, services and content. America Online’s Advertising revenues have improved in large part due to America Online’s acquisition of Advertising.com, which provides strategic direct-response and brand marketing services to online advertisers, and the paid-search relationship America Online has with Google, including a more recent arrangement with AOL Europe. Increased competition for advertising inventory on third-party Internet sites could adversely impact Advertising.com’s continued growth.
     America Online’s ability to increase Advertising revenues depends in part on its ability to maintain and increase the size and value of its audience using the America Online network of sites, content and services. This audience currently includes AOL members, as well as Internet users accessing America Online’s network of sites,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
content and services from the Internet either in the U.S. or from another country. America Online hopes to increase the size and value of its audience through the upcoming official re-launch of the AOL.com Website as a portal, which is currently scheduled to occur during the third quarter of 2005. Although America Online has had some success in attracting an audience outside of its member base at Internet sites like MapQuest and Moviefone, America Online faces significant competition from third-party Internet sites, such as Yahoo!, in attracting Internet users to its portal. It is unknown whether this strategy of increasing content available on the Web through a portal will be successful in generating increased activity by its audience or in maintaining or increasing its audience size, and thus lead to an increase in Advertising revenues.
     America Online has made progress in developing alternative sources of revenue and reducing costs, and it needs to continue to do so. For example, while AOL Europe’s profitability increased in 2004, the AOL European services are not the leading Internet service providers in France, Germany or the U.K. Competition includes telecommunications companies that may have greater resources and infrastructure. AOL’s continued growth will depend in part on AOL Europe’s increasing its Advertising revenues and profitability over the next year.
     A significant portion of the increase in AOL’s operating income is attributable to decreases in costs. While network service costs were cut substantially in 2004 and to date in 2005, further decreases in 2005 are expected, but in a smaller amount than in 2004. Further decreases in network service costs in 2005 are expected to result primarily from previously negotiated price decreases and from continuing decreases in demand based on the decline in the number of subscribers to the AOL service who access the service via dial-up telephone. AOL expects that reductions in network-related expenses after 2005 will not continue at the same rate as in 2005. America Online is also continuing to explore opportunities for further cost reductions. America Online must continue to identify and implement further cost reductions and develop alternative sources of revenues from advertising, digital services and other sources to continue to generate growth in operating income. Accordingly, America Online’s strategy includes continuing to sell both new and existing premium digital services, such as AOL Call Alert and MusicNet, to subscribers and non-subscribers. Developing and introducing digital services requires America Online to operate outside of its core area of expertise and may subject America Online to new regulatory requirements. America Online has announced the launch of the AOL Internet Phone Service, an enhanced Voice Over Internet Protocol service for new and current AOL subscribers. This new service involves an ongoing commitment of resources, and there can be no assurance that it will be successful. Furthermore, revenues from digital premium services may be adversely affected by a reduction in prices for these services or from incorporating them into the standard AOL service offering rather than offering them separately as premium services, resulting from pressure from competitors who may offer similar services over time at lower prices or at no additional charge as part of their standard offerings. For example, a McAfee Virus Scan Online product, which AOL previously sold separately to subscribers, is now provided to AOL subscribers at no additional charge.
     If the proposed Adelphia acquisition and/or related transactions with Comcast close, TWC Inc. will face certain challenges regarding the integration of the newly acquired systems into its existing managed systems. The successful integration of the acquired systems will depend primarily on TWC Inc.’s ability to manage the combined operations and integrate the acquired systems (including management information, marketing, purchasing, accounting and finance, sales, billing, customer support and product distribution infrastructure, personnel, payroll and benefits, regulatory compliance and technology systems) into its operations. The integration of these systems, including the anticipated upgrade of certain of the Adelphia acquired systems, will require significant capital expenditures and may require TWC Inc. to use financial resources it would otherwise devote to the development of new products and services and the expansion of its existing cable systems. Furthermore, these integration efforts will require substantial attention from TWC Inc.’s management and may impose significant strains on technical resources. If TWC Inc. fails to successfully integrate the acquired systems, it could have a negative impact on the performance of the Company.
     In addition, when appropriate, TWC Inc. intends to selectively pursue strategic acquisitions of additional cable systems as part of its growth strategy. Time Warner cannot predict whether TWC Inc. will be successful in buying additional cable systems. However, if TWC Inc. completes a significant acquisition of additional cable

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
systems prior to the integration of the systems proposed to be acquired from Adelphia and Comcast, it could further complicate the integration risks associated with the integration of the systems proposed to be acquired from Adelphia and Comcast. Further, TWC Inc. might not be able to successfully integrate a significant acquisition of additional cable systems. If TWC Inc. fails to integrate successfully systems acquired from Adelphia, Comcast or from others, if TWC Inc. fails to manage its growth or if it encounters unexpected difficulties during expansion, it could have a negative impact on the performance of TWC Inc.’s systems (including the systems to be acquired in the Adelphia and Comcast transactions), as well as on the operations, business or financial results of Time Warner.
     TWC Inc. also faces certain integration challenges in connection with the internal controls and procedures that have been implemented with respect to the systems to be acquired from Adelphia in the proposed transactions. Certain provisions of the Sarbanes-Oxley Act of 2002 require public companies to, among other things, implement and maintain policies and procedures pertaining to the maintenance of records that reflect the company’s transactions and disposition of assets in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles such that, among other things, (1) transactions are accurately and fairly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are made only when properly authorized and (2) unauthorized transactions involving the acquisition, use or disposition of assets that could have a material adverse effect on the company’s financial statements are prevented or detected in a timely manner. Adelphia has stated that it has material weakness in its internal controls and, while Adelphia has agreed to use reasonable efforts to implement effective internal controls prior to the consummation of the proposed transactions, such policies and procedures may not be in place when TWC Inc. acquires such systems in the proposed transactions. If TWC Inc. is required to devote significant time and resources to implementing and ensuring that such controls are in place, it will further complicate the integration of the Adelphia systems with its existing managed systems.
     If the proposed Adelphia acquisition and/or related transactions with Comcast close, TWC Inc. may not realize the anticipated benefits of such transactions. The proposed Adelphia acquisition and related transactions with Comcast will combine cable systems of three companies that have previously operated separately. Time Warner expects that TWC Inc. will realize cost savings and other financial and operating benefits as a result of the proposed transactions. However, Time Warner cannot predict with certainty when these cost savings and benefits will occur or the extent to which they actually will be achieved, if at all. As described above, many systems must be integrated and such integration and the anticipated upgrade of a significant portion of the systems acquired from Adelphia will require substantial attention from TWC Inc.’s management and impose strains on TWC Inc.’s technical resources. If the proposed transactions close, the diversion of management attention, the strains on technical resources and the difficulties associated with integrating the acquired systems and TWC Inc.’s existing cable systems could have a material adverse effect on Time Warner’s consolidated operating results and on the value of Time Warner’s common stock.
     The Company’s Cable segment has begun providing voice services over its cable systems and faces risks inherent to entering into a new line of business, from competition and from regulatory actions or requirements. TWC Inc.’s Digital Phone service was launched in all of its operating divisions at December 31, 2004. Coordinating the continued roll-out of a product with which it has only limited operating experience may present significant challenges. First, although TWC Inc. has launched Digital Phone service in all its divisions, it remains a relatively new technology. Furthermore, the Digital Phone service depends on interconnection and related services provided by certain third parties. TWC Inc. may encounter unforeseen difficulties as it introduces the product in new operating areas or increases the scale of its offering in areas in which it has launched. Second, TWC Inc. may face heightened customer expectations and regulatory requirements related to the reliability of voice services as compared with video and high-speed data services. TWC Inc. will need to undertake significant training of customer service representatives and technicians. If the service is not sufficiently reliable or TWC Inc. otherwise fails to meet customer expectations or regulatory requirements, the Digital Phone business could be impacted adversely. Third, the competitive landscape for voice services is expected to be intense, with TWC Inc. facing competition from other providers of VoIP services, as well as incumbent local telephone companies, cellular telephone service providers

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
and others, including established long distance companies. The incumbent local telephone companies have substantial capital and other resources, as well as longstanding customer relationships. Some of these companies have entered into co-marketing arrangements with direct-to-home satellite service providers to offer video services, and some have begun fiber upgrades to their networks to enable the direct delivery of video services, together with their telephone and DSL offerings. Such bundled offerings by telephone companies may compete with TWC Inc.’s offerings and could adversely impact TWC Inc. Finally, the Company expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on the Cable segment’s voice business and operations. MCI, one of TWC Inc.’s two interconnect and provisioning partners in the Digital Phone business, has announced that it has agreed to be acquired by Verizon, a regional phone company that competes with TWC Inc. in some areas. It is currently not known whether, or to what extent, the proposed acquisition will have any negative impact on the Digital Phone business.
     In addition, there are risks associated with TWC Inc.’s launch of voice services in the cable systems acquired in the proposed Adelphia and Comcast transactions. Some of the acquired systems may not currently have cable facilities with sufficient capacity to provide voice services using VoIP technology. In such case, TWC Inc. will be required to upgrade the facilities prior to launching any Digital Phone services. Additionally, the Digital Phone service depends upon interconnection and related services that can only be obtained by third parties, and TWC Inc. will be required to secure such services for the areas covered by the acquired systems before deploying Digital Phone service in those areas.
     The voice services business may also present additional regulatory risks. It is unclear whether and to what extent traditional state and federal telephone regulations will apply to telephony services provided using VoIP technology. In addition, regulators could allow utility pole owners to charge cable operators offering voice services higher rates for pole rental than is allowed for cable and high-speed services. The FCC recently initiated a rulemaking proceeding on the regulatory approach to voice services utilizing VoIP technology, and Congress is considering enacting new laws to govern it. The FCC held in November 2004 that one particular VoIP service is not subject to traditional state public utility regulation and indicated that other providers offering similar VoIP services would not be subject to state public utility regulation if they met certain criteria. This decision has been appealed in federal court. In May 2005, the FCC adopted rules requiring VoIP providers that connect to the public switched telephone network to supply enhanced “911” (E911) capabilities as a standard feature to their subscribers. There are also court cases addressing the proper regulatory treatment for the service and rulemakings and various other proceedings underway at the state level. Therefore, the Company cannot be certain what impact regulation will have on the Digital Phone business.
     Pending securities litigation or failure to fulfill the obligations under the deferred prosecution agreement with the U.S. Department of Justice or the Consent Order with the Securities and Exchange Commission could adversely affect Time Warner’s operations. In connection with the resolution of the investigation by the DOJ of the Company, America Online entered into a deferred prosecution agreement with the DOJ. In accordance with the agreement, the DOJ filed a criminal complaint against America Online in December 2004 for the conduct of certain employees in connection with securities fraud by PurchasePro.com, but the DOJ will defer prosecution of AOL and will dismiss the complaint in December 2006 provided the Company fulfills its obligations under the deferred prosecution agreement, as described in the 2004 Form 10-K. If the Company does not satisfy its obligations, the DOJ can proceed with the prosecution of America Online for actions in connection with PurchasePro.com, as set forth in the complaint, and may consider additional actions against the Company, which could have significant adverse effects on its operations and financial result. The Company intends to satisfy its obligations under the deferred prosecution agreement. In addition, in connection with the settlement with the SEC, the Company consented to entry of a Consent Order requiring it to comply with federal securities laws and regulations and the terms of an earlier order. If the Company is found to be in violation of the Consent Order, it may be subject to increased penalties and consequences as a result of the prior actions. As of August 1, 2005, 42 putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties had been filed against Time Warner, certain of its current and former executives, past

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that Time Warner violated various provisions of the securities laws. There are also actions filed by individual shareholders pending in federal and state courts. Although the Company has reached an agreement in principle to settle the primary consolidated securities class action lawsuits, the settlement is subject to certain conditions and some members of the class may elect to “opt out” of the settlement to pursue their claims separately. In addition, the shareholder derivative, ERISA and individual securities actions remain pending and the Company is unable to predict the outcome of these remaining securities matters. The Company has established a reserve of $3 billion, with $2.4 billion related to the proposed settlement of the primary consolidated securities class actions and $600 million in connection with the remaining shareholder derivative, ERISA and securities matters. The Company is incurring expenses as a result of the pending litigation, and costs associated with judgments in or additional settlements of these matters could adversely affect its financial condition and results of operations. See Note 10, “Commitments and Contingencies–Securities Matters.”
     Technological developments may adversely affect the Company’s competitive position and limit its ability to protect its valuable intellectual property rights. Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on the ability to acquire, develop, adopt, and exploit new technologies to distinguish their products and services from those of their competitors. In addition, the Company may face legal and practical limitations on its ability to enforce the Company’s intellectual property rights as a result of technological developments that facilitate the theft and unlawful distribution of the Company’s copyrighted works in digital form, including via the Internet. For example:
•	The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies, such as satellite, DSL, traditional phone, and wireless and power-line services; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders; or by the failure of new services, such as digital cable, high-speed data services, Digital Phone and Video-On-Demand, to appeal to enough consumers, or to be available at prices consumers are willing to pay, to function as expected or to be delivered in a timely fashion;

•	The Company’s America Online business may be adversely affected by competitors’ abilities to develop new technologies more quickly, including more compelling features/functions and premium digital services for Internet users, and by the uncertainty of the costs for obtaining rights from third parties, including appropriate patent licenses for technologies and methods used to deliver new services; and

•	The Company’s filmed entertainment and television network businesses may be adversely affected by the impact of digital video recorders or other technologies that change the nature of television advertising or by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments.
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
     Additionally, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment and Internet businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and could also cause actual results to differ materially from those contained in the forward-looking statements, including those identified in Time Warner’s other filings with the SEC, and the following factors and risks:
     For Time Warner’s AOL business:
•	the ability to successfully implement its business strategy;

•	the ability to develop and introduce new products and services to remain competitive;

•	the ability to differentiate its products and services from its competitors;

•	the ability to develop, adopt or have access to new technologies;

•	the ability to have access to distribution channels controlled by third parties;

•	the ability to manage its subscriber base profitably;

•	risks related to a non-compliance with the Deferred Prosecution Agreement and applicable FTC Consent Decrees and Assurances of Voluntary Compliance;

•	the ability to provide adequate server, network and system capacity;

•	the risk of business interruption caused by computer viruses, worms or other malicious activity, weather events, natural disasters, terrorist attacks, third-party supplier failures, or unforeseen events;

•	the risk of unanticipated increased costs for network services;

•	the ability to maintain, and the cost of maintaining, the privacy and security of company and customer information;

•	increased competition from providers of Internet services, including providers of broadband access;

•	the ability to generate increased usage of sites and services that are part of the America Online network, and the ability to maintain or expand the audience for its sites, content and services;

•	the ability to attract additional traditional advertisers to the online advertising medium;

•	the ability to maintain, expand or renew existing advertising or marketing commitments;

•	the risk that the online advertising industry will not continue to grow, and that even if the industry continues to grow, the risk that America Online will not successfully compete in securing advertising relationships;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
•	the ability to maintain or enter into new content, electronic commerce or marketing arrangements and the risk that the cost of such arrangements may increase;

•	risks associated with state, local or federal taxation of online services and Internet access providers;

•	risks associated with foreign currency exchange rates; and

•	the risks from changes in U.S. and international regulatory environments affecting interactive services.
     For Time Warner’s cable business:
•	more aggressive than expected competition, including price competition, from other distributors of video programming, including direct to home satellite distributors, regional incumbent telephone companies and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of high-speed data services, including DSL, satellite and terrestrial wireless distributors, power companies and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of voice services, including regional telephone companies, long distance providers, national VoIP providers, wireless distributors and from competitors using new technologies;

•	additional competition fostered by the grant of additional cable franchises by governmental authorities that enable competing operators to build cable systems in areas in which TWC Inc. holds franchises;

•	greater than expected increases in programming or other costs, including costs of new products and services, or difficulty in passing such costs to subscribers;

•	increases in government regulation of video services, including regulation that limits cable operators’ ability to raise rates, that requires that particular programming be carried or offered in a particular manner (for instance, “a la carte”), or that dictates set-top box or other equipment features, functionalities or specifications;

•	government regulation of other services, such as high-speed data and voice services, including regulation that results in the imposition of pole fees for such services that are higher than those permissible for video services;

•	government regulation that dictates the manner in which it operates its cable systems or determines what to offer, such as the imposition of “forced access” rules or common carrier type requirements;

•	increased difficulty in obtaining franchise renewals;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or by the failure of new services, such as digital cable service, high-speed data services, voice service or video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected or to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers;

•	changes in technology and failure to anticipate technological developments or to choose and implement technologies appropriately;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
•	unanticipated funding obligations relating to its cable joint ventures;

•	a future decision by the FCC or Congress to require cable operators to contribute to the federal “Universal Service Fund” based on the provision of cable modem service, which could raise the price of cable modem service and impair TWC Inc.’s competitive position;

•	the award of franchises or similar grants of rights to competitors of cable providers on terms substantially more favorable than those afforded existing cable operators;

•	the risk of business interruption caused by computer viruses, worms or other malicious activity, weather events, natural disasters, terrorist attacks, third-party supplier failures, or unforeseen events, as well as the cost of repairing damage caused by such events; and

•	the ability to maintain, and the cost of maintaining, the privacy and security of company and customer information.
     For Time Warner’s filmed entertainment businesses:
•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of the filmed entertainment businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that facilitate theft and unlawful distribution of the Company’s copyrighted works and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop successful business models for the secure delivery of filmed entertainment products in a digital environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the risk that marketing costs associated with theatrical film releases in a highly competitive marketplace will increase;

•	with respect to television programming, increased competition in viewership for broadcast programming due to the increasing number of cable and pay television services;

•	with respect to home video, the threat that an impending format war over the next generation of high definition DVD product might prevent a smooth transition from the current DVD product to the next generation, thereby fragmenting and diminishing the potential market while harming current DVD sales as the industry and consumers wait to see which format or formats will prevail;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
•	the risk that domestic DVD sales growth will slow resulting from a reduced expansion in the number of new DVD households, as DVD player penetration approaches maturation; and

•	the ability to maintain an ad supported commercial television model in the face of challenges posed by increased consumer usage of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.
     For Time Warner’s network businesses:
•	increased competition from large media companies whose increasing scale could result in competitive advantages, including in advertising sales, promotions, programming and other areas;

•	greater than expected newsgathering, programming or production costs;

•	increased resistance by cable and satellite distributors to wholesale price increases;

•	the negative impact on premium programmers of greater than anticipated basic cable rate increases to consumers;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cycles and to new media technologies;

•	the negative impact of further consolidation of multiple-system cable operators;

•	theft and unlawful distribution of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of digital video recorders or other technologies that change the nature of television advertising;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership, as well as the possible loss of viewers, as a result of the increased number of programming services and the increased popularity of alternatives to television.
     For Time Warner’s publishing businesses:
•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new profitable sources of circulation;

•	substantial postal rate increases expected during the first half of 2006;

•	further increases in paper prices;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel;

•	increased competition from new magazine entrants may have an impact on its most profitable magazines, including People;

•	risks associated with changes in foreign currency exchange rates;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
•	changes in government regulation of direct marketing;

•	receipt of information identifying debit card purchasers which may require changes in payment acceptance procedures for such purchasers, which could decrease subscription renewals; and

•	the introduction and increased popularity over the long term of alternative technologies for the distribution of news and information.
     For Time Warner generally, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, failure to meet earnings expectations, significant acquisitions such as the pending Adelphia acquisition or other transactions such as the proposed redemption of Comcast’s interests in TWC Inc. and TWE, economic slowdowns, the impact of terrorist acts and hostilities in Iraq and elsewhere in the world, increased expenses as a result of the securities litigation pending against Time Warner, as well as the risk of costs associated with judgments in or additional settlements of such matters, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at its segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

TIME WARNER INC.
Item 4. CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2005	2004
	(millions, except
	per share amounts)
ASSETS

Current assets
Cash and equivalents	$7,592	$6,139
Restricted cash	150	150
Receivables, less allowances of $1.966 and $2.109 billion	5,001	5,512
Inventories	1,638	1,737
Prepaid expenses and other current assets	1,006	920

Total current assets	15,387	14,458
Noncurrent inventories and film costs	4,454	4,415
Investments, including available-for-sale securities	3,438	4,703
Property, plant and equipment, net	13,200	13,094
Intangible assets subject to amortization, net	3,689	3,892
Intangible assets not subject to amortization	39,698	39,656
Goodwill	39,745	39,667
Other assets	2,976	3,273

Total assets	$122,587	$123,158

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,030	$1,339
Participations payable	2,284	2,580
Royalties and programming costs payable	1,168	1,018
Deferred revenue	1,599	1,653
Debt due within one year	1,188	1,672
Other current liabilities	7,673	6,468
Current liabilities of discontinued operations	40	50

Total current liabilities	14,982	14,780
Long-term debt	19,361	20,703
Deferred income taxes	14,339	14,943
Deferred revenue	730	749
Mandatorily convertible preferred stock	—	1,500
Other liabilities	4,898	4,160
Noncurrent liabilities of discontinued operations	7	38
Minority interests	5,650	5,514
Commitments and contingencies (Note 10)

Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 87.2 and 105.7 million shares outstanding	1	1
Time Warner common stock, $0.01 par value, 4.604 and 4.483 billion shares outstanding	46	45
Paid-in-capital	157,934	156,252
Accumulated other comprehensive income (loss), net	(370)	106
Accumulated deficit	(94,991)	(95,633)

Total shareholders’ equity	62,620	60,771

Total liabilities and shareholders’ equity	$122,587	$123,158

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions, except per share amounts)
Revenues:
Subscription	$5,618	$5,486	$11,110	$10,800
Advertising	2,020	1,846	3,667	3,293
Content	2,816	3,237	5,899	6,354
Other	290	291	551	598

Total revenues(a)	10,744	10,860	21,227	21,045
Costs of revenues(a)	(6,249)	(6,342)	(12,249)	(12,313)
Selling, general and administrative(a)	(2,571)	(2,515)	(5,099)	(4,960)
Amortization of intangible assets	(152)	(157)	(302)	(311)
Legal reserves related to securities litigation	(3,000)	—	(3,000)	—
Restructuring costs	(11)	2	(23)	2
Asset impairments	—	(10)	(24)	(10)
Gains on disposal of assets, net	8	—	18	1

Operating income (loss)	(1,231)	1,838	548	3,454
Interest expense, net(a)	(324)	(383)	(670)	(787)
Other income, net	989	33	1,100	64
Minority interest expense, net	(72)	(62)	(131)	(118)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(638)	1,426	847	2,613
Income tax benefit (provision)	317	(544)	(205)	(1,019)

Income (loss) before discontinued operations and cumulative effect of accounting change	(321)	882	642	1,594
Discontinued operations, net of tax	—	(105)	—	110

Income (loss) before cumulative effect of accounting change	(321)	777	642	1,704
Cumulative effect of accounting change, net of tax	—	—	—	34

Net income (loss)	$(321)	$777	$642	$1,738

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$(0.07)	$0.19	$0.14	$0.35
Discontinued operations	—	(0.02)	—	0.02
Cumulative effect of accounting change	—	—	—	0.01

Basic net income (loss) per common share	$(0.07)	$0.17	$0.14	$0.38

Average basic common shares	4,683.1	4,561.7	4,636.6	4,555.4

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$(0.07)	$0.19	$0.14	$0.34
Discontinued operations	—	(0.02)	—	0.02
Cumulative effect of accounting change	—	—	—	0.01

Diluted net income (loss) per common share	$(0.07)	$0.17	$0.14	$0.37

Average diluted common shares	4,683.1	4,700.7	4,725.6	4,698.1

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$57	$47	$116	$109
Costs of revenues	(74)	(62)	(139)	(122)
Selling, general and administrative	10	9	18	16
Interest income, net	8	6	15	11
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2005	2004
	(millions)
OPERATIONS
Net income (a)	$642	$1,738
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(34)
Depreciation and amortization	1,611	1,588
Amortization of film costs	1,462	1,518
Asset impairments	24	10
Gain on investments and other assets, net	(1,074)	(54)
Equity in income of investee companies, net of cash distributions	(33)	(7)
Legal reserves related to securities litigation	3,000	—
Changes in operating assets and liabilities, net of acquisitions (b)	(2,158)	(1,463)
Adjustments relating to discontinued operations	(11)	10

Cash provided by operations (c)	3,463	3,306

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(258)	(213)
Capital expenditures and product development costs	(1,448)	(1,341)
Investment proceeds from available-for-sale securities	976	40
Other investment proceeds	368	2,632

Cash provided (used) by investing activities	(362)	1,118

FINANCING ACTIVITIES
Borrowings	1,203	1,489
Debt repayments	(3,037)	(2,865)
Proceeds from exercise of stock options	158	224
Principal payments on capital leases	(67)	(102)
Other	95	16

Cash used by financing activities	(1,648)	(1,238)

INCREASE IN CASH AND EQUIVALENTS	1,453	3,186
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,139	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$7,592	$6,226

(a)	For the six months ended June 30, 2004, includes net income from discontinued operations of $110 million.
(b)	For the six months ended June 30, 2005, includes a $300 million payment related to the government investigations.
(c)	For the six months ended June 30, 2005, includes an approximate $36 million use of cash related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited)

	2005	2004
	(millions)
BALANCE AT BEGINNING OF PERIOD	$60,771	$56,213
Net income	642	1,738
Other comprehensive loss	(476)	(33)

Comprehensive income (a)	166	1,705

Conversion of mandatorily convertible preferred stock	1,500	—
Other (b)	183	375

BALANCE AT END OF PERIOD	$62,620	$58,293

(a)	Comprehensive income (loss) was $(780) million and $745 million for the three months ended June 30, 2005 and 2004, respectively.
(b)	For the six months ended June 30, 2005, primarily includes approximately $200 million for shares issued pursuant to stock option and other benefit plans (including the related income tax benefit of approximately $19 million) and an approximate $23 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (including the related income tax benefit of approximately $9 million). For the six months ended June 30, 2004, includes approximately $325 million for shares issued pursuant to stock option and other benefit plans (including the related income tax benefit of approximately $55 million).
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
Recent Transactions
Legal Reserves Related to Securities Litigation
     The Company has reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The tentative settlement is reflected in a Memorandum of Understanding dated as of July 29, 2005 between the lead plaintiff and the Company. Under the proposed settlement, $2.4 billion will be paid by Time Warner into a settlement fund for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) will be made available to the class, and Time Warner will use its best efforts to have the $300 million it previously paid in connection with the settlement of its Securities and Exchange Commission (“SEC”) investigation transferred to the settlement fund for the class. The proposed settlement is subject to completion of final documentation and preliminary and final court approval as well as other conditions. At this time, there can be no assurance that these conditions will be met and that the settlement of the securities class action litigation will receive preliminary or final court approval. Ernst & Young also has agreed to a settlement in this litigation matter and will pay $100 million.
     In connection with reaching the agreement in principle on the securities class action litigation, the Company has established a reserve of $2.4 billion. Although the Company has reached an agreement in principle to settle the primary securities class action, other related litigation remains pending, including shareholder derivative actions, lawsuits alleging ERISA violations and securities actions brought by individual shareholders. The Company has established an additional reserve totaling $600 million in connection with the remaining related securities litigation matters pending against the Company. This $600 million amount represents the Company’s current best estimate of its potential financial exposure in these matters. The aggregate $3 billion reserve established, however, does not consider any future insurance recoveries under existing insurance policies because the Company cannot reliably estimate the amount of recovery at this time (Note 10).
Common Stock Repurchase Program
     On July 29, 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period. Purchases for the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors including price and business and market conditions.
Common Stock Dividend
     As previously announced, the Company will start paying a regular quarterly cash dividend of $0.05 per share on its common stock, beginning in the third quarter of this year.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Investment in Google Inc.
     In May 2004, America Online, Inc. (“America Online” or “AOL”) exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google Inc. (“Google”). Each of these shares converted automatically into shares of Google’s Class B common stock immediately prior to the closing of Google’s initial public offering on August 24, 2004. In connection with this offering, America Online converted approximately 2.4 million shares of its Google Class B common stock into an equal number of shares of Google’s Class A common stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million in the third quarter of 2004. Beginning in March, the Company entered into agreements to sell its remaining 5.1 million shares at an average share price of approximately $185. The sales under such agreements settled on May 3, 2005, and the Company received total cash consideration of approximately $940 million, resulting in a gain of approximately $925 million recognized in the second quarter of 2005, which is included as a component of Other income, net.
Adelphia/Comcast
Adelphia Acquisition Agreement
     On April 20, 2005, a subsidiary of the Company, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (“Comcast”) each reached separate definitive agreements to, collectively, acquire substantially all the assets of Adelphia Communications Corporation (“Adelphia”) for a total of $12.7 billion in cash (of which TW NY will pay $9.2 billion and Comcast will pay the remaining $3.5 billion) and 16% of the common stock of Time Warner Cable Inc. (“TWC Inc.”).
     At the same time that Comcast and TW NY entered into the Adelphia agreements, Comcast, TWC Inc. and/or their respective affiliates entered into agreements providing for the redemption of Comcast’s interests in TWC Inc. and Time Warner Entertainment Company, L.P. (“TWE”) (the “TWC Inc. Redemption Agreement” and the “TWE Redemption Agreement,” respectively, and, collectively, the “TWC Inc. and TWE Redemption Agreements”). Specifically, Comcast’s 17.9% interest in TWC Inc. will be redeemed in exchange for stock of a subsidiary of TWC Inc. holding cable systems serving approximately 587,000 subscribers (as of December 31, 2004), as well as approximately $1.9 billion in cash. In addition, Comcast’s 4.7% interest in TWE will be redeemed in exchange for interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers (as of December 31, 2004), as well as approximately $133 million in cash. TWC Inc., Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (“Cable Swaps”).
     After giving effect to the transactions, TWC Inc. will gain systems passing approximately 7.5 million homes (as of December 31, 2004), with approximately 3.5 million basic subscribers. TWC Inc. will then manage a total of approximately 14.4 million basic subscribers. Time Warner will own 84% of TWC Inc.’s common stock, which will become publicly traded at the time of closing, and own a $2.9 billion indirect economic interest in TW NY, a subsidiary of TWC Inc.
     These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino antitrust approval, Federal Communications Commission and local franchise approvals, as well as, in the case of the Adelphia acquisition, the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction over Adelphia’s Chapter 11 case and Adelphia’s creditors. An amended plan of reorganization was filed with the bankruptcy court by Adelphia on June 25, 2005. Closing of the Adelphia acquisition is expected during the first half of 2006.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Amendments to Existing Arrangements
     In addition to entering into the agreements to purchase substantially all of Adelphia’s assets, the TWC Inc. and TWE Redemption Agreements and Cable Swaps described above, the Company and Comcast amended certain pre-existing agreements. The objective of these amendments is to terminate these agreements contingent upon the completion of the transactions provided for in the TWC Inc. and TWE Redemption Agreements, described above. A brief description of these amendments is as follows:
     Registration Rights Agreement. In conjunction with the restructuring of TWE completed in 2003 (the “TWE Restructuring”), TWC Inc. granted Comcast and certain affiliates registration rights related to the shares of TWC Inc. Class A common stock acquired by Comcast in the TWE Restructuring. In connection with the entry into the TWC Inc. and TWE Redemption Agreements, Comcast generally has agreed not to exercise or pursue registration rights with respect to the TWC Inc. Class A common stock owned by it until such date as the TWC Inc. Redemption Agreement described above is terminated in accordance with its terms.
     Tolling and Optional Redemption Agreement. On April 20, 2005, a subsidiary of TWC Inc., Comcast and certain of its affiliates entered into an amendment (the “Second Tolling Amendment”) to the Tolling and Optional Redemption Agreement, dated as of September 24, 2004, and previously amended on February 17, 2005. Pursuant to the Second Tolling Amendment, the parties agreed that if the TWC Inc. Redemption Agreement terminates, TWC Inc. will redeem 23.8% of Comcast’s 17.9% ownership of TWC Inc. Class A common stock in exchange for 100% of the common stock of a TWC Inc. subsidiary that will own certain cable systems serving approximately 148,000 basic subscribers (as of December 31, 2004) plus approximately $422 million in cash.
     A more complete description of the proposed transactions and amendments to existing agreements described above may be found in the Company’s Current Reports on Form 8-K, each dated April 20, 2005 and filed with the SEC on April 21, 2005 and April 27, 2005.
     Alternate Tolling and Optional Redemption Agreement. On May 31, 2005, a subsidiary of TWC Inc., Comcast and certain of its affiliates and a trust established for the benefit of Comcast entered into the Alternate Tolling and Optional Redemption Agreement (the “Alternate Tolling Amendment”). Pursuant to the Alternate Tolling Amendment, the parties agreed that if the TWC Inc. Redemption Agreement terminates, but the TWE Redemption Agreement is not terminated, TWC Inc. will redeem 23.8% of Comcast’s 17.9% ownership of TWC Inc. Class A common stock in exchange for 100% of the common stock of a TWC Inc. subsidiary which will own certain cable systems serving approximately 148,000 basic subscribers (as of December 31, 2004) plus approximately $422 million in cash.
Basis of Presentation
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the June 30, 2005 presentation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.
     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, film ultimate revenues, video and magazine returns, business combinations, pensions and other postretirement benefits, income taxes and contingencies.
Interim Financial Statements
     The accompanying consolidated financial statements are unaudited however, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s 2004 Form 10-K.
Income (Loss) Per Common Share
     Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. Diluted income (loss) per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, restricted shares, restricted stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.
     Set forth below is a reconciliation of basic and diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions, except per share amounts)
Income (loss) before discontinued operations and cumulative effect of accounting change — basic and diluted	$(321)	$882	$642	$1,594

Average number of common shares outstanding — basic	4,683.1	4,561.7	4,636.6	4,555.4
Dilutive effect of stock options, restricted shares and restricted stock units (a)	—	53.7	47.8	57.4
Dilutive effect of mandatorily convertible preferred stock	—	85.3	41.2	85.3

Average number of common shares outstanding — diluted	4,683.1	4,700.7	4,725.6	4,698.1

Income (loss) per common share before discontinued operations and cumulative effect of accounting change:
Basic	$(0.07)	$0.19	$0.14	$0.35

Diluted	$(0.07)	$0.19	$0.14	$0.34

(a)	For the three months ended June 30, 2005, the average number of diluted common shares outstanding excludes 44.0 million of stock options, restricted shares and restricted stock units that if included would be anti-dilutive.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also required the Company to:
•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. that were improperly or prematurely recognized, primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner will review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.
     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the proposed settlement of the primary securities class action, the Company has agreed to use its best efforts to have the $300 million transferred to the settlement fund for the class represented in the action. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s 2004 Form 10-K.
     The independent examiner has begun its review, which is expected to be completed by the end of the year. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“Statement”) No. 123 (Revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. As a result, the application of the provisions of FAS 123R will have a significant impact on Operating Income before Depreciation and Amortization, Operating Income, net income and earnings per share. In April 2005, the SEC amended the compliance dates for FAS 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) until the Company’s adoption of FAS 123R beginning January 1, 2006.
     In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal. If a company measures share-based compensation using APB 25, it must also disclose what the impact would have been if it had measured share-based compensation using the fair value of the equity award on the date it is granted as provided in FAS 123, the predecessor of FAS 123R.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions, except per share amounts)
Net income (loss), as reported	$(321)	$777	$642	$1,738

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(79)	(114)	(151)

Pro forma net income (loss)	$(361)	$698	$528	$1,587

Basic net income (loss) per share:
As reported	$(0.07)	$0.17	$0.14	$0.38

Pro forma	$(0.08)	$0.15	$0.11	$0.35

Diluted net income (loss) per share:
As reported	$(0.07)	$0.17	$0.14	$0.37

Pro forma	$(0.08)	$0.15	$0.11	$0.34

     For purposes of these disclosures for the 2005 period, the Company has refined certain of its valuation approaches and inputs and believes such refinements are consistent with valuation techniques required under FAS 123R. As guidance and interpretations in the area of equity-based compensation evolve, the Company will continually assess its methodologies and processes in this area to ensure compliance with FAS 123R. Before the first quarter of 2005, the Company estimated the expected term of an option by computing the average period of time

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
such options would remain outstanding from the grant date to the exercise date. The historical expected term was previously computed by segregating the employee base into two groups (senior executives and all other employees). Beginning in the first quarter of 2005, the Company began to use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns. In evaluating expected employee exercise behavior, the Company separated employees into four groups based on the number of options they were granted. The weighted average expected term assumption used for the second quarter of 2005 was 4.79 years from the date of grant as compared to 3.60 years from the date of grant for the second quarter of 2004. In addition, historically during 2004, the volatility assumption was calculated using an average of historic and implied volatilities. Beginning in the first quarter of 2005, the Company determined the volatility assumption using implied volatilities based primarily on traded Time Warner options. The weighted average volatility assumption used for the second quarter of 2005 was 27.7% as compared to a weighted average volatility of 34.0% for the second quarter of 2004. Had the Company used the methodologies employed in 2004 to estimate stock option valuation assumptions, the weighted average fair value of an option granted in 2005 would have increased by approximately 1%.
     Historically, the Company recognized pro forma stock-based compensation expense related to retirement-age-eligible employees over the award’s contractual vesting period. During the first quarter of 2005, based on recent accounting interpretations, the Company recorded a charge related to the accelerated amortization of the fair value of options granted in prior periods to certain retirement-age-eligible employees with no subsequent substantive service requirement (e.g., no substantive non-compete agreement). As a result, pro forma stock-based compensation expense for the six months ended June 30, 2005 reflects approximately $20 million, net of tax, related to the accelerated amortization of the fair value of options granted in prior years to certain retirement-age-eligible employees with no subsequent substantive service requirement. In May 2005, the staff of the SEC announced that companies that previously followed the contractual vesting period approach must continue following that approach prior to adopting FAS 123R and apply the recent accounting interpretation to new grants that have retirement eligibility provisions only upon adoption of FAS 123R. As a result, pro forma stock-based compensation expense related to awards granted subsequent to March 31, 2005 has been determined using the contractual vesting period. For the three and six months ended June 30, 2005, the impact of applying the contractual vesting period approach as compared to the approach noted in the recent accounting interpretations is not significant.
Conditional Asset Retirement Obligations
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for Time Warner no later than December 31, 2005. The application of FIN 47 is not expected to have a material impact on the Company’s consolidated financial statements.
Accounting Changes and Error Corrections
     In May 2005, FASB issued FASB Statement 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2. SALE OF MUSIC SEGMENT
     On March 1, 2004, the Company sold its Warner Music Group (“WMG”) recorded music and Warner/Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations sold. The Company has presented the results of operations and financial condition of the former music operations as discontinued operations in the accompanying consolidated financial statements. As of June 30, 2005, there were $47 million of liabilities associated with the former music operations, recorded on the Company’s balance sheet. The liabilities were principally related to severance payments to former employees of the music operations, which were retained by Time Warner.
     Financial information of the music operations and adjustments to the initial estimates of the assets sold and liabilities assumed included in discontinued operations in the accompanying consolidated statement of operations for the three and six months ended June 30, 2004, is as follows (millions):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Total revenues	$—	$780
Pretax loss	(93)	(16)
Income tax (expense) benefit	(12)	126
Net income (loss)	(105)	110
     As part of the sale of the WMG operations, the Company retained an option to reacquire a minority interest in the WMG recorded music and music publishing business. This option was accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In the first quarter of 2005, the Company entered into an agreement with WMG pursuant to which WMG agreed to a cash purchase of the Company’s option at the time of the WMG public offering at a price based on the initial public offering price per share, net of any underwriters’ discounts. As a result of the estimated public offering price range, the Company adjusted the value of the option in the first quarter of 2005 from $85 million to $165 million and, accordingly, recorded a gain of $80 million in Other income, net. In the second quarter of 2005, WMG’s registration statement was declared effective at a reduced price from its initial estimated range, and the Company received approximately $138 million from the sale of its option. As a result of these events, for the three and six months ended June 30, 2005, the Company recorded a $27 million loss and a $53 million net gain, respectively, related to this option, which are recorded in Other income, net, in the accompanying consolidated statement of operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of:

	June 30,	December 31,
	2005	2004
	(millions)
Programming costs, less amortization	$2,730	$2,599
Videocassettes, DVDs, books, paper and other merchandise	483	522
Film costs — Theatrical:
Released, less amortization	1,028	893
Completed and not released	249	60
In production	902	843
Development and pre-production	55	51
Film costs — Television:
Released, less amortization	204	493
Completed and not released	40	191
In production	395	494
Development and pre-production	6	6

Total inventories and film costs (a)	6,092	6,152
Less: current portion of inventory (b)	(1,638)	(1,737)

Total noncurrent inventories and film costs	$4,454	$4,415

(a)	Does not include $3.028 billion and $3.137 billion of net film library costs as of June 30, 2005 and December 31, 2004, respectively, which are included in intangible assets subject to amortization in the accompanying consolidated balance sheet.
(b)	Current inventory as of June 30, 2005 and December 31, 2004, is comprised primarily of programming inventory at the Networks segment ($1.152 billion and $1.215 billion, respectively), books, magazines, paper and other merchandise at the Publishing segment ($230 million and $199 million, respectively), DVDs, and videocassettes at the Filmed Entertainment segment ($248 million and $318 million, respectively) and general merchandise at the AOL segment ($8 million and $5 million, respectively).
4. MANDATORILY CONVERTIBLE PREFERRED STOCK
     At December 31, 2004, the Company had outstanding one share of its Series A mandatorily convertible preferred stock, par value $0.10 per share, face value of $1.5 billion (the “Series A Preferred Stock”), held by a trust for the benefit of Comcast, that was issued on March 31, 2003, as part of the TWE Restructuring. In accordance with the terms of the stock, on March 31, 2005, the Series A Preferred Stock was automatically converted into 83,835,883 shares of common stock of the Company, valued at $1.5 billion, and such amount was reclassified to equity in the accompanying consolidated balance sheet. Prior to the conversion, an estimate of the number of shares of common stock issuable upon the conversion of the Series A Preferred Stock based on the fair market value of the common stock at the end of the applicable period was included only in the calculation of the Company’s diluted earnings per share. Following the issuance of the common stock upon the conversion of the Series A Preferred Stock, the shares issued are included in the calculation of both the basic and diluted earnings per share.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
5. SHAREHOLDERS’ EQUITY
     At June 30, 2005, shareholders’ equity of Time Warner included 87.2 million shares of Series LMCN-V common stock and 4.604 billion shares of common stock (net of approximately 82 million shares of common stock held in treasury). The outstanding shares of common stock include the 83,835,883 shares of common stock issued upon conversion of the one share of Series A Preferred Stock on March 31, 2005. Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met. During the first six months of 2005, approximately 18.5 million shares of LMCN-V common stock were converted into an equal number of shares of common stock.
6. GOODWILL
     A summary of changes in the Company’s goodwill for the six months ended June 30, 2005 by reportable segment is as follows (millions):

	December 31,	Acquisitions &		June 30,
	2004	Adjustments(a)	Impairment(b)	2005
AOL	$3,027	$(9)	$(24)	$2,994
Cable	1,921	(2)	—	1,919
Filmed Entertainment	5,218	(1)	—	5,217
Networks	20,626	1	—	20,627
Publishing	8,875	113	—	8,988

Total	$39,667	$102	$(24)	$39,745

(a)	Includes $111 million at the Publishing segment related to the preliminary purchase price allocation for the acquisition of the remaining ownership interest in Essence Communications Partners.
(b)	Relates to the $24 million impairment charge of America Online Latin America, Inc. (“AOLA”) goodwill in the first quarter of 2005.
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
     Information as to the operations of Time Warner in each of its business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income before noncash depreciation of tangible assets and amortization of intangible assets (“Operating Income (Loss) before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income (Loss) by segment.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Three Months Ended June 30, 2005

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,734	$320	$—	$43	$2,097
Cable	2,221	136	—	—	2,357
Filmed Entertainment	—	2	2,585	49	2,636
Networks	1,374	861	215	39	2,489
Publishing	421	742	169	170	1,502
Intersegment elimination	(132)	(41)	(153)	(11)	(337)

Total revenues	$5,618	$2,020	$2,816	$290	$10,744

Three Months Ended June 30, 2004

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,902	$221	$—	$54	$2,177
Cable	1,990	126	—	—	2,116
Filmed Entertainment	—	2	3,043	46	3,091
Networks	1,303	817	224	34	2,378
Publishing	423	716	126	178	1,443
Intersegment elimination	(132)	(36)	(156)	(21)	(345)

Total revenues	$5,486	$1,846	$3,237	$291	$10,860

Six Months Ended June 30, 2005

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$3,508	$631	$—	$91	$4,230
Cable	4,348	255	—	—	4,603
Filmed Entertainment	—	5	5,536	109	5,650
Networks	2,716	1,543	468	47	4,774
Publishing	802	1,313	297	330	2,742
Intersegment elimination	(264)	(80)	(402)	(26)	(772)

Total revenues	$11,110	$3,667	$5,899	$551	$21,227

Six Months Ended June 30, 2004

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$3,821	$435	$—	$112	$4,368
Cable	3,924	235	—	—	4,159
Filmed Entertainment	—	5	5,962	111	6,078
Networks	2,537	1,451	508	77	4,573
Publishing	777	1,237	235	341	2,590
Intersegment elimination	(259)	(70)	(351)	(43)	(723)

Total revenues	$10,800	$3,293	$6,354	$598	$21,045

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
     These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Additionally, transactions between divisions within the same reporting segment (e.g., a transaction between HBO and Turner Broadcasting System, Inc. within the Networks segment) are eliminated in arriving at segment performance and, therefore, do not themselves impact segment results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)		(millions)
Intersegment Revenues (a)
AOL	$5	$15	$11	$30
Cable	10	12	20	26
Filmed Entertainment	136	146	378	334
Networks	163	152	321	295
Publishing	23	20	42	38

Total intersegment revenues	$337	$345	$772	$723

(a)	Intersegment revenues include intercompany Advertising revenues of $41 million and $36 million for the three months ended June 30, 2005 and 2004, respectively, and $80 million and $70 million for the six months ended June 30, 2005 and 2004, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)		(millions)
Operating Income (Loss) before Depreciation and Amortization
AOL (a)	$558	$487	$1,076	$976
Cable	900	817	1,722	1,567
Filmed Entertainment	219	417	629	829
Networks (b)	635	661	1,422	1,396
Publishing (c)	348	357	523	527
Corporate (d)	(3,104)	(112)	(3,206)	(276)
Intersegment elimination	22	10	(7)	23

Total Operating Income (Loss) before Depreciation and Amortization	$(422)	$2,637	$2,159	$5,042

(a)	For the three and six months ended June 30, 2005, includes an approximate $5 million gain related to the sale of a building and a $3 million and $5 million gain, respectively, from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions. For the six months ended June 30, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA. For the three and six months ended June 30, 2004, includes a $10 million impairment charge related to a building that was held for sale.
(b)	For the six months ended June 30, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams.
(c)	For the six months ended June 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc., which was previously fully reserved due to concerns about recoverability. For the six months ended June 30, 2004, includes an $8 million gain related to the sale of a building.
(d)	For the three and six months ended June 30, 2005, includes $3 billion in legal reserves related to securities litigation. For the three and six months ended June 30, 2004, includes $14 million and $67 million, respectively, of costs associated with the relocation from the Company’s former corporate headquarters, of which approximately $3 million of this charge was reversed in the first quarter of 2005, as updated estimates indicate certain costs would no longer be incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(143)	$(170)	$(290)	$(340)
Cable	(386)	(355)	(762)	(701)
Filmed Entertainment	(30)	(25)	(60)	(49)
Networks	(57)	(51)	(112)	(100)
Publishing	(31)	(33)	(66)	(63)
Corporate	(10)	(8)	(19)	(24)

Total depreciation of property, plant and equipment	$(657)	$(642)	$(1,309)	$(1,277)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(47)	$(41)	$(94)	$(83)
Cable	(19)	(19)	(39)	(37)
Filmed Entertainment	(52)	(53)	(104)	(106)
Networks	(8)	(8)	(12)	(11)
Publishing	(26)	(36)	(53)	(74)

Total amortization of intangible assets	$(152)	$(157)	$(302)	$(311)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)		(millions)
Operating Income (Loss)
AOL (a)	$368	$276	$692	$553
Cable	495	443	921	829
Filmed Entertainment	137	339	465	674
Networks (b)	570	602	1,298	1,285
Publishing (c)	291	288	404	390
Corporate (d)	(3,114)	(120)	(3,225)	(300)
Intersegment elimination	22	10	(7)	23

Total operating income (loss)	$(1,231)	$1,838	$548	$3,454

(a)	For the three and six months ended June 30, 2005, includes an approximate $5 million gain related to the sale of a building and a $3 million and $5 million gain, respectively, from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions. For the six months ended June 30, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA. For the three and six months ended June 30, 2004, includes a $10 million impairment charge related to a building that was held for sale.
(b)	For the six months ended June 30, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams.
(c)	For the six months ended June 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc., which was previously fully reserved due to concerns about recoverability. For the six months ended June 30, 2004, includes an $8 million gain related to the sale of a building.
(d)	For the three and six months ended June 30, 2005, includes $3 billion in legal reserves related to securities litigation. For the three and six months ended June 30, 2004, includes $14 million and $67 million, respectively, of costs associated with the relocation from the Company’s former corporate headquarters, of which approximately $3 million of this charge was reversed in the first quarter of 2005, as updated estimates indicate certain costs would no longer be incurred.

	June 30,	December 31,
	2005	2004
	(millions)
Assets
AOL	$5,840	$7,175
Cable	43,187	43,165
Filmed Entertainment	16,815	17,924
Networks	33,430	33,042
Publishing	14,088	14,012
Corporate	9,227	7,840

Total assets	$122,587	$123,158

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. The components of the net periodic benefit costs recognized are as follows (millions):

	Domestic		International		Domestic		International
	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$35	$32	$5	$7	$67	$60	$10	$12
Interest cost	43	40	8	7	85	78	17	15
Expected return on plan assets	(55)	(44)	(11)	(9)	(104)	(87)	(21)	(18)
Amounts amortized	16	15	2	—	29	27	4	2

Net periodic benefit costs	$39	$43	$4	$5	$77	$78	$10	$11

Contributions	$4	$3	$4	$5	$9	$8	$8	$10

     After considering the funded status of the Company’s defined benefit plans, movements in benchmark interest rates, investment performance and related tax consequences, the Company may choose to make contributions to its defined benefit pension plans. Currently, there are no minimum required contributions for domestic funded plans and no discretionary or noncash contributions are planned. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid and are included in the table above. Expected benefit payments for domestic unfunded plans for 2005 is approximately $19 million.
9. MERGER AND RESTRUCTURING COSTS
Merger Costs
     In connection with the merger of America Online and Historic TW Inc. (“Historic TW”) (“America Online-Historic TW Merger”), the Company reviewed its operations and implemented several plans to restructure the operations of both companies (“restructuring plans”). As part of the restructuring plans, the Company accrued a restructuring liability of approximately $1.031 billion during 2001. These restructuring accruals relate to costs to exit and consolidate certain activities of Historic TW, as well as costs to terminate employees across various Historic TW business units.
     As of June 30, 2005, out of the remaining liability of $33 million, $9 million was classified as a current liability, with the remaining $24 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2012.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Selected information relating to the restructuring costs included in the allocation of the cost to acquire Historic TW is as follows (millions):

	Employee	Other
	Termination	Exit Costs	Total
Initial accruals	$619	$412	$1,031

Restructuring liability as of December 31, 2003	$28	$36	$64
Cash paid — 2004 (a)	(14)	(7)	(21)
Noncash reductions — 2004 (b)	(2)	(3)	(5)

Restructuring liability as of December 31, 2004	12	26	38
Cash paid — 2005 (c)	(4)	(1)	(5)

Restructuring liability as of June 30, 2005	$8	$25	$33

(a)	Of the $21 million paid in 2004, $4 million was paid for the three months ended June 30, 2004 and $12 million was paid for the six months ended June 30, 2004.
(b)	Noncash reductions represent adjustments to the restructuring accrual, with a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated. Of the $5 million in noncash reductions in 2004, no reductions were made during the three and six months ended June 30, 2004.
(c)	Of the $5 million paid in 2005, $2 million was paid during the second quarter.
Restructuring Costs
     In addition to the costs of activities related to the America Online — Historic TW Merger, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.
2005 Restructuring Costs
     For the three and six months ended June 30, 2005, the Company incurred restructuring costs of $13 million and $30 million, respectively, primarily associated with the early retirement of certain senior executives at the Cable segment. These changes are part of TWC Inc.’s broader plans to simplify its organization and enhance its customer focus. TWC Inc. is in the process of executing this reorganization and expects to incur additional costs associated with this reorganization as it is implemented throughout 2005. For both the three and six months ended June 30, 2005, payments of $3 million have been made against this accrual.
     As of June 30, 2005, out of the remaining liability of $27 million, $9 million was classified as a current liability, with the remaining $18 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2011.
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
     As of June 30, 2005, out of the remaining liability of $7 million, $4 million was classified as a current liability, with the remaining $3 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Selected information relating to the 2004 restructuring costs is as follows (millions):

Employee
Terminations
2004 accruals	$55
Cash paid – 2004 (a)	(5)

Remaining liability as of December 31, 2004	50
Net additional accrual	1
Cash paid – 2005 (b)	(44)

Remaining liability as of June 30, 2005	$7

(a)	Of the $5 million paid in 2004, no payments were made for the three and six months ended June 30, 2004.
(b)	Of the $44 million paid in 2005, $4 million was paid during the second quarter.
2003 Restructuring Costs
     For the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual terminations of $109 million, including $52 million at the AOL segment, $21 million at the Networks segment, $21 million at the Publishing segment and $15 million at the Cable segment. Employee termination costs occurred across each of the segments and ranged from senior executives to line personnel. The number of employees terminated was 974 and all of the terminations had occurred by the end of the first quarter of 2004.
     As of June 30, 2005, out of the remaining liability of $14 million, $6 million was classified as a current liability, with the remaining liability of $8 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.
     Selected information relating to the 2003 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
2003 accruals	$64	$45	$109
Cash paid — 2003	(17)	(1)	(18)

Remaining liability as of December 31, 2003	47	44	91
Cash paid — 2004 (a)	(42)	(4)	(46)
Noncash reductions — 2004 (b)	(2)	(3)	(5)

Remaining liability as of December 31, 2004	3	37	40
Cash paid — 2005 (c)	(3)	(15)	(18)
Noncash reductions – 2005 (b)	—	(8)	(8)

Remaining liability as of June 30, 2005	$—	$14	$14

(a)	Of the $46 million paid in 2004, $5 million was paid for the three months ended June 30, 2004 and $45 million was paid for the six months ended June 30, 2004.
(b)	Net noncash reductions reflect changes in estimates of previously established restructuring accruals. Of the $5 million noncash reductions in 2004, no reductions were made for the three and six months ended June 30, 2004. Of the $8 million noncash reductions in 2005, no reductions were made during the second quarter.
(c)	Of the $18 million paid in 2005, $5 million was paid during the second quarter.

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
     As of June 30, 2005, out of the remaining liability of $18 million, $6 million was classified as a current liability, with the remaining liability of $12 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.
     Selected information relating to the 2002 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Initial accruals	$92	$235	$327

Remaining liability as of December 31, 2003	$52	$10	$62
Cash paid — 2004 (a)	(17)	(6)	(23)
Noncash reductions — 2004 (b)	(12)	—	(12)

Remaining liability as of December 31, 2004	23	4	27
Cash paid — 2005 (c)	(7)	(2)	(9)

Remaining liability as of June 30, 2005	$16	$2	$18

(a)	Of the $23 million paid in 2004, $4 million was paid for the three months ended June 30, 2004 and $17 million was paid for the six months ended June 30, 2004.
(b)	During the second quarter of 2004, a $12 million severance accrual, initially established in 2002, was reversed in connection with the settlement of that accrual with the issuance of options to purchase stock of the Company. The obligation related to the option issuance was valued at $10 million and was reflected in shareholders’ equity.
(c)	Of the $9 million paid in 2005, $3 million was paid during the second quarter.
Other Charges
     In connection with relocating its Corporate headquarters, the Company recorded certain exit costs at the date various floors of the former headquarters facility were no longer being occupied by employees of the Company. During the first six months of 2004, the Company recorded a $67 million charge ($14 million in the second quarter of 2004). In the third quarter of 2004, $14 million was reversed as a result of an agreement having been finalized to lease a portion of the space to the AOL segment. Of the net $53 million charge taken in 2004, approximately $26 million related to a noncash write-off of an intangible asset recorded in connection with the America Online — Historic TW Merger, representing the favorable terms of the lease relative to market rates at that time. In the first quarter of 2005, the Company reversed approximately $3 million of this charge, as updated estimates indicated certain costs would no longer be incurred. The remaining amount primarily related to the accrual of the expected loss on the sub-lease of the building, which is expected to be incurred over the remaining term of the lease of approximately nine years, and represents the present value of such obligations.
     Through June 30, 2005, payments and other miscellaneous adjustments of $18 million were made against this liability. Of the remaining $6 million accrual at June 30, 2005, $2 million of the liability is classified as current, with the remaining liability of $4 million classified as long-term in the accompanying balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. COMMITMENTS AND CONTINGENCIES
Securities Matters
     Consolidated Securities Class Action
     As of August 1, 2005, 31 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online. These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia, the Eastern District of Texas and the Southern District of Florida. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under the Employee Retirement Income Security Act (“ERISA”) described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been consolidated for pretrial proceedings.
     The Minnesota State Board of Investment (“MSBI”) has been designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its registration statements and joint proxy statement-prospectus related to the America Online-Historic TW Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed. On August 11, 2004, the court granted MSBI’s motion to file a second amended complaint. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims, and thus plaintiffs do not have any recoverable damages. That motion is pending. On April 8, 2005, MSBI moved for leave to file a third amended complaint to add certain new factual allegations and four additional individual defendants. That motion is also pending.
     The Company has reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The tentative settlement is reflected in a Memorandum of Understanding dated as of July 29, 2005 between the lead plaintiff and the Company. Under the proposed settlement, $2.4 billion will be paid by Time Warner into a settlement fund for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ will be made available to the class, and Time Warner will use its best efforts to have the $300 million it previously paid in connection with the settlement of its SEC investigation transferred to the settlement fund for the class. The proposed settlement is subject to completion of final documentation and preliminary and final court approval as well

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
as other conditions. At this time, there can be no assurance that these conditions will be met and that the settlement of the securities class action litigation will receive preliminary or final court approval. In connection with reaching the agreement in principle on the securities class action, the Company has established a reserve of $2.4 billion. The reserve established does not consider any future insurance recoveries under existing insurance policies because the Company cannot reliably estimate the amount of recovery at this time. Ernst & Young also has agreed to a settlement in this litigation matter and will pay $100 million.
     Other Related Securities Litigation Matters
     In addition to the reserve established in connection with the agreement in principle regarding the settlement of the consolidated securities class action, the Company has established an additional reserve totaling $600 million in connection with the remaining related securities litigation matters pending against the Company. This $600 million amount represents the Company’s current best estimate of its potential financial exposure in these matters, which are described immediately below. The reserve established does not consider any future insurance recoveries under existing insurance policies because the Company cannot reliably estimate the amount of recovery at this time.
     As of August 1, 2005, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part, and denied in part, the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company filed an answer to the consolidated ERISA complaint on May 20, 2005. The Company intends to defend against these lawsuits vigorously.
     As of August 1, 2005, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. The Company intends to defend against these lawsuits vigorously.
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
     On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the America Online-Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles. On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction. The Company intends to defend against these lawsuits vigorously.
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
(Unaudited)
complaint for lack of personal jurisdiction. The parties have agreed to stay this action and to coordinate discovery proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. The Company intends to defend against this lawsuit vigorously.
     On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 8, 2004, the court granted in part the Company’s motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed. The Company intends to defend against this lawsuit vigorously.
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
     On February 24, 2004, Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. v. Time Warner Inc. et al. was filed in the Court of Common Pleas of Philadelphia County naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW, Morgan Stanley & Co., Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, J.P. Morgan Chase & Co and Ernst & Young LLP. Plaintiffs had previously filed a request for a writ of summons notifying defendants of commencement of an action. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Pennsylvania law, breach of fiduciary duty and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. Plaintiffs dismissed the four investment banks from the complaint in exchange for a tolling agreement. The remaining parties have agreed to stay this action and to coordinate discovery proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Plaintiffs filed an amended complaint on June 14, 2005. The Company intends to defend against this lawsuit vigorously.

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
     On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, America Online and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. On September 13, 2004, in a related matter, PurchasePro filed an adversary proceeding against the Company in the U.S. Bankruptcy Court for the District of Nevada alleging fraudulent conveyance and unjust enrichment in connection with PurchasePro warrants issued to the Company. On December 15, 2004, the Bankruptcy Court granted the Company’s motion to dismiss the complaint without prejudice. On January 26, 2005, PurchasePro filed an amended complaint. On March 18, 2005, PurchasePro filed a second amended complaint, and on June 29, 2005, the Bankruptcy Court denied the Company’s motion to dismiss the second amended complaint. The Company filed a motion for reconsideration on July 11, 2005. That motion is pending. The Company intends to defend against these lawsuits vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also required the Company to:
•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann A.G. that were improperly or prematurely recognized, primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner will review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.
     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the proposed settlement of the primary securities class action, the Company has agreed to use its best efforts to have the $300 million transferred to the settlement fund for the class represented in the action. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s 2004 Form 10-K.
     The independent examiner has begun its review, which is expected to be completed at the end of the year. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
Other Matters
     On August 18, 2004, The Saul Zaentz Company filed a complaint in California Superior Court, County of Los Angeles, against New Line Cinema Corporation, a wholly owned subsidiary of the Company (“New Line”), for alleged breach of contract, declaratory relief and other claims. New Line and plaintiff are parties to a license agreement concerning rights in and to literary works written by J.R.R. Tolkien titled The Hobbit and The Lord of the Rings. The complaint alleges, among other things, that New Line owes royalties to plaintiff based on a percentage of gross receipts received by New Line’s international subdistributors from its motion picture “The Lord of the Rings: The Fellowship of the Rings.” On September 27, 2004, New Line filed an answer and cross-complaint for breach of contract and declaratory relief against plaintiff. The Company has reached an agreement to settle the case on terms that will not have a material adverse impact on the Company’s financial condition or results of operations.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     As of August 1, 2005, 22 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online. Plaintiffs allege that America Online violated various consumer protection laws by charging members for services or goods without authorization, including unauthorized secondary accounts offered in connection with America Online’s “Spin-Off a Second Account” (“SOSA”) program, and/or by continuing to charge members for services after receiving requests for cancellation. Motions to dismiss have been denied in O’Leary v. America Online, Inc., which was filed in the Circuit Court for St. Clair County, Illinois, and White v. America Online, Inc., which was filed in the Circuit Court for Madison County, Illinois. Eleven class actions involving SOSA accounts have been transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Central District of California for consolidated or coordinated pretrial proceedings (In re America Online Spin-Off Accounts Litigation), and the Company’s motion to dismiss that complaint has been denied. On January 5, 2004, the SOSA case pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in the plaintiffs’ Member Agreement with AOL. On February 17, 2005, the Washington Court of Appeals reversed the lower court’s dismissal; the Company intends to file a motion for reconsideration of the Court of Appeals’ decision. On October 12, 2004, the SOSA case pending in the Court of Common Pleas of Hamilton County, Ohio, titled Robert Schwartz v. America Online, Inc., was dismissed based on the forum selection clause and that dismissal is now final. McCall v America Online, Inc., the SOSA case which was pending in the Superior Court of Cape May County, New Jersey, has been voluntarily dismissed. America Online has filed or will file motions to dismiss in the remaining cases. On April 7, 2005, the Circuit Court for St. Clair County, Illinois entered orders that permit an amended filing and consolidation of several cases and preliminarily approve a proposed nationwide class settlement. The proposed settlement is immaterial to the Company. Plaintiff in the consolidated action has since obtained an injunction from the California district court that purports to bar the parties from seeking final approval of that settlement. America Online has filed an expedited appeal of this decision before the U.S. Court of Appeals for the Ninth Circuit, which is now pending.
     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against America Online and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs have filed a petition for review in the California Supreme Court. The Company intends to defend against these lawsuits

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.
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
     On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiffs allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. On November 19, 2003, the court ordered plaintiffs’ complaints to be consolidated. Plaintiffs filed their amended consolidated class action complaint on December 17, 2003, seeking compensatory damages, disgorgement, attorneys’ fees and injunctive and declaratory relief. On February 6, 2004, the Company moved to compel arbitration and to stay the matter pending arbitration or, alternatively, to dismiss the case; the court denied this motion on April 19, 2004, and the Company filed a notice to appeal the decision on arbitration to the U.S. Court of Appeals for the Second Circuit. On March 7, 2005, the Second Circuit remanded the case to the district court so that the parties may seek approval of a proposed classwide settlement. The district court granted preliminary approval of the settlement on May 18, 2005. The proposed settlement is immaterial to the Company.
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
11. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash payments and receipts is as follows:

	Six Months Ended June 30,
	2005	2004
	(millions)
Cash payments made for interest	$(808)	$(847)
Interest income received	99	42

Cash interest expense, net	$(709)	$(805)

Cash payments made for income taxes	$(308)	$(292)
Income tax refunds received	47	25

Cash taxes, net	$(261)	$(267)

Interest Expense, Net
     Interest expense, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)		(millions)
Interest income	$88	$45	$163	$94
Interest expense	(412)	(428)	(833)	(881)

Total interest expense, net	$(324)	$(383)	$(670)	$(787)

Other Income, Net
     Other income, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)		(millions)
Investment gains, net	$982	$10	$1,005	$46
Gain (loss) on WMG option	(27)	—	53	—
Income on equity method investees	36	26	47	32
Losses on accounts receivable securitization programs	(9)	(4)	(16)	(9)
Miscellaneous	7	1	11	(5)

Total other income, net	$989	$33	$1,100	$64

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Other Current Liabilities
     Other current liabilities consist of:

	June 30,	December 31,
	2005	2004
	(millions)
Accrued expenses (a)	$6,619	$5,050
Accrued compensation	923	1,261
Accrued income taxes	131	157

Total other current liabilities	$7,673	$6,468

(a)	At June 30, 2005, includes $3.150 billion in legal reserves related to securities litigation and the DOJ settlement. At December 31, 2004, amount includes $150 million in legal reserves related to the DOJ settlement.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     America Online, Inc. (“America Online”), Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with America Online, Historic TW and TW Companies, the “Guarantor Subsidiaries”) are wholly-owned subsidiaries of Time Warner Inc. (“Time Warner”). Time Warner, America Online, Historic TW, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company’s public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) America Online, Historic TW, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of Time Warner and (iii) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. There are no restrictions on Time Warner’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances. During the second quarter of 2005, Time Warner transferred goodwill reported as part of the Time Warner Corporate legal entity to the respective divisional legal entities to conform to its segment reporting. The result of this transfer was to reduce goodwill at Time Warner by approximately $1.8 billion, with a corresponding increase in goodwill at Non-Guarantor Subsidiaries. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner.
Consolidating Statement of Operations
For The Three Months Ended June 30, 2005

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
Revenues	$—	$1,391	$—	$—	$290	$9,097	$(34)	$10,744

Costs of revenues	—	(649)	—	—	(161)	(5,470)	31	(6,249)
Selling, general and administrative	(11)	(461)	(11)	(5)	(54)	(2,032)	3	(2,571)
Amortization of intangible assets	—	(8)	—	—	—	(144)	—	(152)
Legal reserves related to securities litigation	(3,000)	—	—	—	—	—	—	(3,000)
Restructuring costs	—	3	—	—	—	(14)	—	(11)
Gains (losses) on disposal of assets, net	—	10	—	—	—	(2)	—	8

Operating income (loss)	(3,011)	286	(11)	(5)	75	1,435	—	(1,231)
Equity in pretax income (loss) of consolidated subsidiaries	2,470	55	1,261	1,168	248	—	(5,202)	—
Interest income (expense), net	(111)	(3)	(22)	(191)	(20)	22	1	(324)
Other income (expense), net	14	934	(28)	—	32	136	(99)	989
Minority interest expense, net	—	—	—	—	—	(72)	—	(72)

Income (loss) before income taxes	(638)	1,272	1,200	972	335	1,521	(5,300)	(638)
Income tax benefit (provision)	317	(497)	(409)	(323)	(126)	(536)	1,891	317

Net income (loss)	$(321)	$775	$791	$649	$209	$985	$(3,409)	$(321)

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
Revenues	$—	$1,558	$—	$—	$271	$9,097	$(66)	$10,860

Costs of revenues	—	(812)	—	—	(148)	(5,437)	55	(6,342)
Selling, general and administrative	(12)	(514)	(12)	(6)	(61)	(1,913)	3	(2,515)
Amortization of intangible assets	—	(8)	—	—	—	(149)	—	(157)
Restructuring costs	—	2	—	—	—	—	—	2
Asset impairments	—	(10)	—	—	—	—	—	(10)

Operating income (loss)	(12)	216	(12)	(6)	62	1,598	(8)	1,838
Equity in pretax income (loss) of consolidated subsidiaries	1,588	35	1,381	1,196	334	—	(4,534)	—
Interest income (expense), net	(158)	(16)	(24)	(138)	(13)	(39)	5	(383)
Other income (expense), net	8	14	(2)	—	38	88	(113)	33
Minority interest expense, net	—	—	—	—	—	(62)	—	(62)

Income (loss) before income taxes and discontinued operations	1,426	249	1,343	1,052	421	1,585	(4,650)	1,426
Income tax benefit (provision)	(544)	(99)	(508)	(402)	(154)	(599)	1,762	(544)

Income (loss) before discontinued operations	882	150	835	650	267	986	(2,888)	882
Discontinued operations, net of tax	(105)	—	(105)	(105)	—	(105)	315	(105)

Net income (loss)	$777	$150	$730	$545	$267	$881	$(2,573)	$777

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2005

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
Revenues	$—	$2,813	$—	$—	$551	$17,927	$(64)	$21,227

Costs of revenues	—	(1,304)	—	—	(252)	(10,749)	56	(12,249)
Selling, general and administrative	(22)	(946)	(22)	(10)	(93)	(4,018)	12	(5,099)
Amortization of intangible assets	—	(16)	—	—	—	(286)	—	(302)
Legal reserves related to securities litigation	(3,000)	—	—	—	—	—	—	(3,000)
Restructuring costs	—	10	—	—	—	(33)	—	(23)
Asset impairments	—	—	—	—	—	(24)	—	(24)
Gains (losses) on disposal of assets, net	—	8	—	—	1	9	—	18

Operating income (loss)	(3,022)	565	(22)	(10)	207	2,826	4	548
Equity in pretax income (loss) of consolidated subsidiaries	4,086	72	2,528	2,228	604	—	(9,518)	—
Interest income (expense), net	(243)	(8)	(44)	(362)	(39)	25	1	(670)
Other income (expense), net	26	942	52	—	74	243	(237)	1,100
Minority interest expense, net	—	—	—	—	—	(131)	—	(131)

Income (loss) before income taxes	847	1,571	2,514	1,856	846	2,963	(9,750)	847
Income tax benefit (provision)	(205)	(576)	(901)	(643)	(331)	(1,077)	3,528	(205)

Net income (loss)	$642	$995	$1,613	$1,213	$515	$1,886	$(6,222)	$642

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
Revenues	$—	$3,115	$—	$—	$498	$17,526	$(94)	$21,045

Costs of revenues	—	(1,614)	—	—	(235)	(10,547)	83	(12,313)
Selling, general and administrative	(30)	(1,022)	(30)	(14)	(86)	(3,781)	3	(4,960)
Amortization of intangible assets	—	(17)	—	—	—	(294)	—	(311)
Restructuring costs	—	2	—	—	—	—	—	2
Asset impairments	—	(10)	—	—	—	—	—	(10)
Gains (losses) on disposal of assets, net	—	—	—	—	(7)	8	—	1

Operating income (loss)	(30)	454	(30)	(14)	170	2,912	(8)	3,454
Equity in pretax income (loss) of consolidated subsidiaries	2,948	36	2,514	2,038	724	—	(8,260)	—
Interest income (expense), net	(319)	(34)	(46)	(263)	(29)	(101)	5	(787)
Other income (expense), net	14	60	(3)	(1)	67	165	(238)	64
Minority interest expense, net	—	—	—	—	—	(118)	—	(118)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	2,613	516	2,435	1,760	932	2,858	(8,501)	2,613
Income tax benefit (provision)	(1,019)	(214)	(934)	(677)	(355)	(1,095)	3,275	(1,019)

Income (loss) before discontinued operations and cumulative effect of accounting change	1,594	302	1,501	1,083	577	1,763	(5,226)	1,594
Discontinued operations, net of tax	110	—	110	110	—	110	(330)	110

Income (loss) before cumulative effect of accounting change	1,704	302	1,611	1,193	577	1,873	(5,556)	1,704
Cumulative effect of accounting change, net of tax	34	34	—	—	—	34	(68)	34

Net income (loss)	$1,738	$336	$1,611	$1,193	$577	$1,907	$(5,624)	$1,738

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
June 30, 2005

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
ASSETS
Current assets
Cash and equivalents	$6,966	$2	$(2)	$66	$36	$524	$—	$7,592
Restricted cash	—	150	—	—	—	—	—	150
Receivables, net	16	171	—	—	—	4,814	—	5,001
Inventories	—	4	—	—	4	1,630	—	1,638
Prepaid expenses and other current assets	54	125	25	—	9	793	—	1,006

Total current assets	7,036	452	23	66	49	7,761	—	15,387
Noncurrent inventories and film costs	—	—	—	—	—	4,454	—	4,454
Investments in amounts due to and from consolidated subsidiaries	80,981	1,030	76,162	63,523	17,740	—	(239,436)	—
Investments, including available-for-sale securities	22	158	268	—	368	4,187	(1,565)	3,438
Property, plant and equipment, net	560	952	—	—	133	11,555	—	13,200
Intangible assets subject to amortization, net	—	25	—	—	—	3,664	—	3,689
Intangible assets not subject to amortization	—	—	—	—	641	39,057	—	39,698
Goodwill	—	1,477	—	—	2,626	35,642	—	39,745
Other assets	1,098	284	619	—	23	1,955	(1,003)	2,976

Total assets	$89,697	$4,378	$77,072	$63,589	$21,580	$108,275	$(242,004)	$122,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9	$22	$—	$—	$1	$998	$—	$1,030
Participations payable	—	—	—	—	—	2,284	—	2,284
Royalties and programming costs payable	—	16	—	—	—	1,152	—	1,168
Deferred revenue	—	313	—	—	—	1,286	—	1,599
Debt due within one year	1,000	79	—	—	—	109	—	1,188
Other current liabilities	3,441	863	76	147	96	3,160	(110)	7,673
Current liabilities of discontinued operations	—	—	—	—	—	40	—	40

Total current liabilities	4,450	1,293	76	147	97	9,029	(110)	14,982
Long-term debt	8,973	126	1,486	4,742	319	4,718	(1,003)	19,361
Debt due (from) to affiliates	(1,003)	—	—	—	1,647	1,003	(1,647)	—
Deferred income taxes	14,339	801	13,538	12,068	1,550	13,618	(41,575)	14,339
Deferred revenue	—	—	—	—	—	730	—	730
Other liabilities	318	56	966	156	247	3,934	(779)	4,898
Noncurrent liabilities of discontinued operations	—	—	—	—	—	7	—	7
Minority interests	—	—	—	—	—	6,988	(1,338)	5,650
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(2,720)	(2,654)	(4,932)	(4,395)	(13,184)	27,885	—
Other shareholders’ equity	62,620	4,822	63,660	51,408	22,115	81,432	(223,437)	62,620

Total shareholders’ equity	62,620	2,102	61,006	46,476	17,720	68,248	(195,552)	62,620

Total liabilities and shareholders’ equity	$89,697	$4,378	$77,072	$63,589	$21,580	$108,275	$(242,004)	$122,587

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
December 31, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
ASSETS
Current assets
Cash and equivalents	$5,568	$12	$(1)	$84	$(15)	$491	$—	$6,139
Restricted cash	—	150	—	—	—	—	—	150
Receivables, net	30	201	—	(2)	(7)	5,290	—	5,512
Inventories	—	3	—	—	5	1,729	—	1,737
Prepaid expenses and other current assets	50	113	—	—	4	753	—	920

Total current assets	5,648	479	(1)	82	(13)	8,263	—	14,458
Noncurrent inventories and film costs	—	—	—	—	—	4,415	—	4,415
Investments in amounts due to and from consolidated subsidiaries	79,253	860	84,668	72,077	17,646	—	(254,504)	—
Investments, including available-for-sale securities	19	1,175	381	—	397	4,149	(1,418)	4,703
Property, plant and equipment, net	538	1,085	—	—	107	11,364	—	13,094
Intangible assets subject to amortization, net	—	38	—	—	—	3,854	—	3,892
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,795	1,477	—	—	2,795	33,600	—	39,667
Other assets	1,165	331	653	—	23	2,156	(1,055)	3,273

Total assets	$88,418	$5,445	$85,701	$72,159	$21,596	$106,816	$(256,977)	$123,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8	$96	$—	$—	$2	$1,233	$—	$1,339
Participations payable	—	—	—	—	—	2,580	—	2,580
Royalties and programming costs payable	—	21	—	—	2	995	—	1,018
Deferred revenue	—	371	—	—	—	1,282	—	1,653
Debt due within one year	1,000	112	—	502	2	56	—	1,672
Other current liabilities	909	897	17	184	129	4,341	(9)	6,468
Current liabilities of discontinued operations	—	—	—	—	—	50	—	50

Total current liabilities	1,917	1,497	17	686	135	10,537	(9)	14,780
Long-term debt	10,024	154	1,483	4,752	320	5,026	(1,056)	20,703
Debt due (from) to affiliates	(1,056)	—	—	—	1,647	1,056	(1,647)	—
Deferred income taxes	14,943	(175)	15,118	13,349	1,849	15,198	(45,339)	14,943
Deferred revenue	—	2	—	—	—	747	—	749
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	319	65	689	—	13	3,074	—	4,160
Noncurrent liabilities of discontinued operations	—	—	20	—	—	18	—	38
Minority interests	—	—	—	—	—	6,981	(1,467)	5,514
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(454)	(1,544)	(4,700)	(3,963)	(23,018)	33,679	—
Other shareholders’ equity	60,771	4,356	69,918	58,072	21,595	87,197	(241,138)	60,771

Total shareholders’ equity	60,771	3,902	68,374	53,372	17,632	64,179	(207,459)	60,771

Total liabilities and shareholders’ equity	$88,418	$5,445	$85,701	$72,159	$21,596	$106,816	$(256,977)	$123,158

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2005

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
		(millions)
OPERATIONS
Net income (loss)	$642	$995	$1,613	$1,213	$515	$1,886	$(6,222)	$642
Adjustments for noncash and nonoperating items:
Depreciation and amortization	19	267	—	—	16	1,309	—	1,611
Amortization of film costs	—	—	—	—	—	1,462	—	1,462
Asset impairments	—	—	—	—	—	24	—	24
Gain on investments and other assets, net	—	(930)	(52)	—	—	(92)	—	(1,074)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(4,086)	(71)	(2,529)	(2,227)	(604)	—	9,517	—
Equity in income (losses) of investee companies, net of cash distributions	—	(2)	—	—	2	(33)	—	(33)
Legal reserves related to securities litigation	3,000	—	—	—	—	—	—	3,000
Changes in operating assets and liabilities, net of acquisitions	2,798	548	1,957	1,729	588	(881)	(8,897)	(2,158)
Adjustments relating to discontinued operations	—	—	—	—	—	(11)	—	(11)

Cash provided (used) by operations	2,373	807	989	715	517	3,664	(5,602)	3,463
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(4)	(18)	—	10	(246)	—	(258)
Advances to parents and consolidated subsidiaries	(52)	(35)	—	(4)	—	—	91	—
Capital expenditures and product development costs	(36)	(181)	—	—	(43)	(1,188)	—	(1,448)
Investment proceeds from available-for-sale-securities	—	940	—	—	—	36	—	976
Other investment proceeds	—	4	138	—	—	226	—	368

Cash provided (used) by investing activities	(88)	724	120	(4)	(33)	(1,172)	91	(362)
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,203	—	1,203
Debt repayments	(1,000)	(1)	—	(500)	—	(1,536)	—	(3,037)
Change due to/from parent	(53)	(1,477)	(1,110)	(229)	(431)	(2,211)	5,511	—
Proceeds from exercise of stock options	158	—	—	—	—	—	—	158
Principal payments on capital leases	—	(63)	—	—	(2)	(2)	—	(67)
Other	8	—	—	—	—	87	—	95

Cash provided (used) by financing activities	(887)	(1,541)	(1,110)	(729)	(433)	(2,459)	5,511	(1,648)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,398	(10)	(1)	(18)	51	33	—	1,453

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,568	12	(1)	84	(15)	491	—	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$6,966	$2	$(2)	$66	$36	$524	$—	$7,592

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
					(millions)
OPERATIONS
Net income (loss)	$1,738	$336	$1,611	$1,193	$577	$1,907	$(5,624)	$1,738
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(34)	(34)	—	—	—	(34)	68	(34)
Depreciation and amortization	24	315	—	—	12	1,237	—	1,588
Amortization of film costs	—	—	—	—	—	1,518	—	1,518
Asset impairments	—	10	—	—	—	—	—	10
Gain on investments and other assets, net	—	(48)	—	—	—	(6)	—	(54)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,949)	(36)	(2,513)	(2,038)	(724)	—	8,260	—
Equity in (income) losses of investee companies, net of cash distributions	—	(5)	—	—	(5)	3	—	(7)
Changes in operating assets and liabilities, net of acquisitions	4,589	123	5,041	4,730	678	900	(17,524)	(1,463)
Adjustments relating to discontinued operations	—	—	—	—	—	10	—	10

Cash provided (used) by operations	3,368	661	4,139	3,885	538	5,535	(14,820)	3,306
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	4	—	—	(5)	(212)	—	(213)
Advances to parents and consolidated subsidiaries	(22)	—	(2)	(5)	(42)	—	71	—
Capital expenditures and product development costs	(96)	(177)	—	—	(57)	(1,011)	—	(1,341)
Investment proceeds from available-for-sale-securities	—	37	—	—	—	3	—	40
Other investment proceeds	—	29	—	—	8	2,595	—	2,632

Cash provided (used) by investing activities	(118)	(107)	(2)	(5)	(96)	1,375	71	1,118
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,489	—	1,489
Debt repayments	—	(136)	—	(28)	(450)	(2,251)	—	(2,865)
Change due to/from parent	22	(259)	(4,138)	(3,892)	(13)	(6,469)	14,749	—
Proceeds from exercise of stock options	224	—	—	—	—	—	—	224
Principal payments on capital leases	—	(98)	—	—	—	(4)	—	(102)
Other	16	—	—	—	—	—	—	16

Cash provided (used) by financing activities	262	(493)	(4,138)	(3,920)	(463)	(7,235)	14,749	(1,238)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,512	61	(1)	(40)	(21)	(325)	—	3,186

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,208	(39)	(1)	89	52	731	—	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$5,720	$22	$(2)	$49	$31	$406	$—	$6,226

Part II. Other Information
Item 1. Legal Proceedings.
Securities Matters
     Reference is made to the shareholder class action lawsuits described on page 38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). On April 8, 2005, the lead plaintiff, Minnesota State Board of Investment (“MSBI”), moved for leave to file a third amended complaint to add certain new factual allegations and four additional individual defendants. That motion is pending. The Company has reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The tentative settlement is reflected in a Memorandum of Understanding dated as of July 29, 2005 between the lead plaintiff and the Company. Under the proposed settlement, $2.4 billion will be paid by Time Warner into a settlement fund for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the Department of Justice will be made available to the class, and Time Warner will use its best efforts to have the $300 million it previously paid in connection with the settlement of its SEC investigation transferred to the settlement fund for the class. The proposed settlement is subject to completion of final documentation and preliminary and final court approval as well as other conditions. At this time, there can be no assurance that these conditions will be met and that the settlement of the securities class action litigation will receive preliminary or final court approval. In connection with reaching the agreement in principle on the securities class action, the Company has established a reserve of $2.4 billion. The reserve established does not consider any future insurance recoveries under existing insurance policies because the Company cannot reliably estimate the amount of recovery at this time. Ernst & Young also has agreed to a settlement in this litigation matter and will pay $100 million.
     Reference is made to the shareholder derivative, ERISA and individual securities matters described on pages 39-42 of the 2004 Form 10-K. In addition to the reserve established in connection with the agreement in principle regarding the settlement of the consolidated securities class action, the Company has established an additional reserve totaling $600 million in connection with these remaining related securities litigation matters pending against the Company. This $600 million amount represents the Company’s current best estimate of its potential financial exposure in these matters. The reserve established does not consider any future insurance recoveries under existing insurance policies because the Company cannot reliably estimate the amount of recovery at this time.
     Reference is made to the putative ERISA class action lawsuits described on page 39 of the 2004 Form 10-K. The Company filed an answer to the consolidated ERISA complaint on May 20, 2005.
     Reference is made to the lawsuit filed by the Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. described on page 41 of the 2004 Form 10-K. Plaintiffs filed an amended complaint on June 14, 2005.
     Reference is made to the lawsuits filed on behalf of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”) described on page 42 of the 2004 Form 10-K. On June 29, 2005, the U.S. Bankruptcy Court for the District of Nevada denied the Company’s motion to dismiss the second amended complaint filed by PurchasePro. The Company filed a motion for reconsideration on July 11, 2005. That motion is pending.

Other Matters
     Reference is made to the lawsuit filed by The Saul Zaentz Company described on page 43 of the 2004 Form 10-K. The Company has reached an agreement to settle the case on terms that will not have a material adverse impact on the Company’s financial condition or results of operations.
     Reference is made to the putative consumer class action suits described on page 44 of the 2004 Form 10-K. Plaintiff in the consolidated action has since obtained an injunction from the California district court that purports to bar the parties from seeking final approval of that settlement. America Online has filed an expedited appeal of this decision before the U.S. Court of Appeals for the Ninth Circuit, which is now pending.
     Reference is made to the lawsuit filed by Hallissey et al. described on page 44 of the 2004 Form 10-K. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The Plaintiffs have filed a petition for review in the California Supreme Court.
     Reference is made to the lawsuit filed by Kim Sevier and Eric M. Payne, a putative nationwide consumer class action, described on page 45 of the 2004 Form 10-K. The district court granted preliminary approval of the proposed classwide settlement on May 18, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Conversion of Shares of Series LMCN-V Common Stock
     On May 25, 2005, the Company issued 9,070,395 shares of Common Stock upon conversion by wholly owned subsidiaries of Liberty Media Corporation (collectively, “Liberty”) of an aggregate of 9,070,395 shares of the Company’s Series LMCN-V Common Stock (“LMCN-V Stock”) held by Liberty. As instructed by Liberty, the Company delivered the shares of Common Stock to a financial institution in connection with a stock loan arrangement entered into by Liberty. According to Liberty, the stock loan is related to its existing hedging activity. Pursuant to the stock loan agreement, the financial institution may return the shares to Liberty at any time and must return the shares to Liberty upon Liberty’s request, at which time the shares of Common Stock must be converted back into LMCN-V Stock. During the term of the stock loan, Liberty has no right to vote the loaned Common Stock or direct the voting of the Common Stock by the party to which the stock is loaned and cannot, directly or indirectly, influence or attempt to influence the voting of the Common Stock by such party. As a result of this conversion, the number of issued and outstanding shares of Common Stock increased by 9,070,395 and the number of issued and outstanding shares of LMCN-V Stock decreased by the same amount. The calculations of the Company’s basic and diluted earnings per share are not affected by this conversion because the issued and outstanding shares of LMCN-V Stock have historically been included in such per share calculations. In connection with the issuance of Common Stock upon conversion of the LMCN-V Stock, the Company relied on the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended June 30, 2005 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans	or the Plans or
Period	Shares Purchased (1)	Paid Per Share	Programs	Programs

April 1, 2005 — April 30, 2005	25,634	$17.50	0	0
May 1, 2005 — May 31, 2005	38	$17.66	0	0
June 1, 2005 — June 30, 2005	17,046	$17.02	0	0

Total	42,718	$17.31	0	0

(1)	These shares represent shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the vesting date.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of the Company was held on May 20, 2005 (the “2005 Annual Meeting”). The following matters were voted on at the 2005 Annual Meeting:
(i)	The following individuals were elected directors of the Company for terms expiring in 2006:

			Broker
	Votes For (1)	Votes Withheld	Non-Votes
James L. Barksdale	4,093,912,219.31	79,611,394	0
Stephen F. Bollenbach	3,960,706,378.31	212,817,235	0
Stephen M. Case	3,896,828,910.31	276,694,703	0
Frank J. Caufield	4,087,224,688.31	86,298,925	0
Robert C. Clark	4,003,824,736.31	169,698,877	0
Jessica P. Einhorn	4,107,754,040.31	65,769,573	0
Miles R. Gilburne	3,991,427,479.31	182,096,134	0
Carla A. Hills	3,985,789,129.31	187,734,484	0
Reuben Mark	4,080,921,395.31	92,602,218	0
Michael A. Miles	4,052,699,288.31	120,824,325	0
Kenneth J. Novack	3,987,771,954.31	185,751,659	0
Richard D. Parsons	4,062,759,451.31	110,764,162	0
R.E. Turner	4,095,286,924.31	78,236,689	0
Francis T. Vincent, Jr.	3,970,960,938.31	202,562,675	0
Deborah C. Wright	4,107,303,282.31	66,220,331	0

(1)	Fractional share numbers are due to the shares of Series LMCN-V Common Stock of the Company, each of which entitles the holder thereof to 1/100 of a vote per share on the election of directors.
(ii)	Ratification of appointment of Ernst & Young LLP as independent auditors of the Company:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
3,991,273,712	154,803,467	26,483,280	0
(iii)	Stockholder proposal regarding pay disparity:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
230,587,084	3,114,488,340	52,926,675	774,558,360
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

TIME WARNER INC.
(Registrant)

Date August 3, 2005	/s/ Wayne H. Pace

Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Asset Purchase Agreement, dated as of April 20, 2005 (the “Asset Purchase Agreement”), between Adelphia Communications Corporation and Time Warner NY Cable LLC (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated April 20, 2005 and filed with the Securities and Exchange Commission on April 27, 2005 (the “April 27 Form 8-K”)).

10.2	Letter Agreement, dated June 2, 2005, between Adelphia Communications Corporation and Time Warner NY Cable LLC, related to the extension of the deadline set forth in the Asset Purchase Agreement to file various documents with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

10.3	Letter Agreement, dated June 17, 2005, between Adelphia Communications Corporation and Time Warner NY Cable LLC, related to the extension of the deadline set forth in the Asset Purchase Agreement to file various documents with the Bankruptcy Court.

10.4	Letter Agreement, dated June 24, 2005, between Adelphia Communications Corporation and Time Warner NY Cable LLC, related to, among other things, various conditions set forth in the Asset Purchase Agreement and the filing of the Second Amended Disclosure Statement with the Bankruptcy Court.

10.5	Amendment No. 1 to the Asset Purchase Agreement, dated June 24, 2005, between Adelphia Communications Corporation and Time Warner NY Cable LLC.

10.6	TWC Redemption Agreement, dated as of April 20, 2005 (the “TWC Redemption Agreement”), by and among Comcast Cable Communications Holdings, Inc., MOC Holdco II, Inc., TWE Holdings I Trust, TWE Holdings II Trust, Comcast Corporation, Cable Holdco II Inc., Time Warner Cable Inc., TWE Holding I LLC and Time Warner Inc. (incorporated herein by reference to Exhibit 99.2 to the April 27 Form 8-K).

10.7	TWE Redemption Agreement, dated as of April 20, 2005 (the “TWE Redemption Agreement”), by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Comcast Corporation, Cable Holdco III LLC, Time Warner Entertainment Company, L.P., Time Warner Cable Inc. and Time Warner Inc. (incorporated herein by reference to Exhibit 99.3 to the April 27 Form 8-K).

10.8	Exchange Agreement, dated as of April 20, 2005 (the “Exchange Agreement”), by and among Comcast Corporation, Comcast Cable Communications Holdings, Inc., Comcast of Georgia, Inc., TCI Holdings, Inc., Time Warner Cable Inc., Time Warner NY Cable LLC and Urban Cable Works of Philadelphia, L.P. (incorporated herein by reference to Exhibit 99.4 to the April 27 Form 8-K).

10.9	Amendment Number 2, dated as of April 20, 2005, to the Tolling and Optional Redemption Amendment dated as of September 24, 2004, as amended by Amendment Number 1 dated as of February 17, 2005 (the “Tolling Agreement”), by and among Comcast Cable Communications Holdings, Inc., MOC Holdco II, Inc., TWE Holdings I Trust, TWE Holdings II Trust, Comcast Corporation, Cable Holdco Inc., Time Warner Cable Inc. and Time Warner Inc. (incorporated herein by reference to Exhibit 99.5 to the April 27 Form 8-K).

10.10	Letter Agreement, dated May 10, 2005, among Comcast Corporation, Time Warner Cable Inc. and TWE

Exhibit No.	Description of Exhibit

Holdings II Trust, related to the extension of various deadlines set forth in the Tolling Agreement.

10.11	Letter Agreement, dated June 1, 2005, among Cable Holdco Inc., Cable Holdco II Inc., Cable Holdco III LLC, Comcast Corporation, Comcast Cable Communications Holdings, Inc., Comcast of Georgia, Inc., MOC Holdco I, LLC, MOC Holdco II, Inc., TCI Holdings, Inc., Time Warner Inc., Time Warner Cable Inc., Time Warner NY Cable LLC, Time Warner Entertainment Company, L.P., TWE Holdings I LLC, TWE Holdings I Trust, TWE Holdings II Trust and Urban Cable Works of Philadelphia, L.P., related to the amendment of various provisions of the Tolling Agreement, the TWC Redemption Agreement, the TWE Redemption Agreement and the Exchange Agreement.

10.12	Alternate Tolling and Optional Redemption Agreement, dated as of May 31, 2005, among Comcast Cable Communications Holdings, Inc., MOC Holdco II, Inc., TWE Holdings II Trust, Cable Holdco Inc., Time Warner Cable Inc. and the other parties named therein.

10.13	TKCCP Agreement, dated as of April 20, 2005, by and between Time Warner Cable Inc. and Comcast Corporation (incorporated herein by reference to Exhibit 99.6 to the April 27 Form 8-K).

10.14	Contribution Agreement, dated as of April 20, 2005, between Time Warner NY Cable LLC and American Television and Communications Corporation (incorporated herein by reference to Exhibit 99.7 to the April 27 Form 8-K).

10.15	Form of By-laws of Time Warner Cable Inc., as proposed to be amended (incorporated herein by reference to Exhibit 99.8 to the April 27 Form 8-K).

10.16	Form of Amended and Restated Certificate of Incorporation of Time Warner Cable Inc., as proposed to be amended (incorporated herein by reference to Exhibit 99.9 to the April 27 Form 8-K).

10.17	Parent Agreement, dated as of April 20, 2005, among Time Warner Cable Inc., Time Warner NY Cable LLC and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.10 to the April 27 Form 8-K).

10.18	Letter Agreement, dated April 20, 2005, among Time Warner NY Cable LLC, Comcast Corporation and Adelphia Communications Corporation, related to the requirement of Time Warner NY Cable LLC, in certain circumstances, to acquire from Adelphia those systems that otherwise would have been acquired by Comcast (incorporated herein by reference to Exhibit 99.11 to the April 27 Form 8-K).

10.19	Shareholder Agreement, dated as of April 20, 2005, between Time Warner Inc. and Time Warner Cable Inc. (incorporated herein by reference to Exhibit 99.12 to the April 27 Form 8-K).

10.20	First Amendment, dated April 28, 2005, to Employment Agreement between Time Warner Inc. and Wayne H. Pace (incorporated herein by reference to Exhibit 10.1 to Time Warner’s Current Report on Form 8-K dated April 28, 2005).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.