Form 10-Q
period 2005-09-30
TIME WARNER INC
filed 2005-11-02
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
for the quarterly period ended September 30, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File Number: 1-15062
TIME WARNER INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4099534 (I.R.S. Employer Identification No.)
One Time Warner Center
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 484-8000
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of October 28, 2005
Common Stock — $.01 par value	4,575,364,733
Series LMCN-V Common Stock — $.01 par value	87,245,036

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
•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2005 compared to the same periods in 2004. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2005 and cash flows for the nine months ended September 30, 2005.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.
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
     Operating Income before Depreciation and Amortization should be considered in addition to, not as a substitute for, the Company’s Operating Income and Net Income, as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company has produced and distributed films including The Lord of the Rings trilogy, the Harry Potter series, Batman Begins and Wedding Crashers and television programs including ER, Two and a Half Men, Without a Trace and The West Wing. During the nine months ended September 30, 2005, the Company generated revenues of $31.765 billion (up 3% from $30.980 billion in 2004), Operating Income before Depreciation and Amortization of $4.760 billion (down 31% from $6.947 billion in 2004), Operating Income of $2.319 billion (down 49% from $4.562 billion in 2004), Net Income of $1.539 billion (down 31% from $2.237 billion in 2004) and Cash Provided by Operations of $5.597 billion (up 4% from $5.388 billion in 2004). The results for the nine months ended September 30, 2005 reflect the effects of a $3 billion pretax charge related to securities litigation and the results for the three and nine months ended September 30, 2004 include the effects of a $500 million pretax charge related to the government investigations, as discussed further in “Other Recent Developments.”
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. America Online, Inc. (“AOL” or “America Online”) is a leader in interactive services, web brands, Internet technologies and e-commerce services, with 26.2 million total AOL brand subscribers in the U.S. and Europe at September 30, 2005. AOL reported total revenues of $6.271 billion (20% of the Company’s overall revenues), $1.557 billion in Operating Income before Depreciation and Amortization and $994 million in Operating Income for the nine months ended September 30, 2005. AOL generates its revenues primarily from subscription fees charged to subscribers and from providing advertising services.
     America Online is organized into four business units: Access, Audience, Digital Services and International. This structure reflects AOL’s emphasis on increasing Advertising, including paid-search, revenues which the Company believes will continue to grow for the foreseeable future.
     Historically, AOL’s primary product offering has been an online subscription service that includes a component of telephone dial-up Internet access. This product, offered under a variety of different terms and price plans, generates the substantial majority of AOL’s revenues. Over the past several years, the AOL Access business unit has experienced significant declines in U.S. subscribers to the AOL service and related Subscription revenues, and these declines are expected to continue. These decreases are primarily due to the continued industry-wide maturing of the premium dial-up services business, as consumers migrate to high-speed broadband and lower-cost dial-up services. AOL continues to develop, change, test and implement marketing and new product strategies to attract and retain subscribers. AOL is also pursuing agreements, similar to an existing agreement with Time Warner Cable, to combine the AOL service with broadband access.
     America Online’s Audience business unit generates Advertising revenues from the sale of banner advertising on a fixed impression or fixed placement basis, as well as from the sale of paid-search and other pay-for-performance advertising on AOL’s and Advertising.com Inc.’s (“Advertising.com”) networks of Internet properties, which include owned and third-party properties, as well as certain Internet properties owned by other divisions of the Company. Currently, a majority of Advertising revenues are generated from traffic on the AOL service, which is generally available only to subscribers. The strategy of the Audience business unit focuses on generating Advertising revenue by expanding its audience and increasing usage across all of its web properties, including properties such as AOL.com, MapQuest, Moviefone and AOL Instant Messenger. A key component of this strategy is the recent re-launch of the publicly available version of the AOL.com web portal that includes a substantial portion of AOL’s content, features and tools that historically were available only to AOL subscribers. AOL seeks to generate Advertising revenue from increased traffic to AOL.com through sales of branded advertising and performance-based advertising, including paid-search advertising, as well as from increased utilization and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
optimization of AOL advertising inventory. The acquisition of Advertising.com in the third quarter of 2004 has provided incremental growth in Advertising revenues, primarily through third-party performance-based advertising.
     AOL’s Digital Services business unit develops and offers premium subscription services to subscribers to the AOL service and to Internet users generally, including safety and security, education and learning, music and games, and voice services. The Digital Services business unit also offers software products and services for wireless devices.
     AOL’s International business unit, which primarily includes AOL Europe, has also focused on increasing revenues from advertising and from paid services. Due to the regulatory environment in the countries in which AOL Europe operates, AOL Europe is able to competitively offer bundled broadband services to consumers, and accordingly its bundled broadband subscribers are growing as a percentage of total subscribers as consumers migrate from dial-up plans. This trend is expected to continue.
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC Inc.”), is the second-largest cable operator in the U.S. (in terms of basic cable subscribers served). TWC Inc. managed approximately 10.923 million basic cable subscribers (including approximately 1.588 million subscribers of unconsolidated investees) as of September 30, 2005, in highly clustered and upgraded systems in 27 states. TWC Inc. delivered revenues of $6.998 billion (22% of the Company’s overall revenues), $2.667 billion of Operating Income before Depreciation and Amortization and $1.433 billion in Operating Income for the nine months ended September 30, 2005. As part of the strategy to expand TWC Inc.’s cable footprint, on April 20, 2005, the Company entered into an agreement to acquire, in conjunction with Comcast Corporation (“Comcast”), substantially all of the assets of Adelphia Communications Corporation (“Adelphia”). Please refer to “Other Recent Developments” for further details.
     TWC Inc. principally offers three products — video, high-speed data and its newest service, Digital Phone. Video is TWC Inc.’s largest product in terms of revenues generated; however, the potential growth of its customer base for video cable service is limited, as the customer base has matured and industry-wide competition has increased. Nevertheless, TWC Inc. is continuing to increase its video revenues through rate increases and its offerings of advanced digital video services such as Digital Video, Video-on-Demand (VOD), Subscription-Video-on-Demand (SVOD) and Digital Video Recorders (DVRs), which are available in all of TWC Inc.’s 31 divisions. TWC Inc.’s digital video subscriber base provides a broad base of potential customers for these advanced services. Video programming costs represent a major component of TWC Inc.’s expenses and are expected to continue to increase, reflecting an expansion of service offerings and contractual rate increases across TWC Inc.’s programming lineup.
     High-speed data service has been one of TWC Inc.’s fastest-growing products over the past several years and is a key driver of its results. TWC Inc. expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenue could be impacted by intensified competition with other service providers for subscribers.
     TWC Inc.’s new voice product, Digital Phone, has been launched in all of its divisions and is available to over 75% of TWC Inc.’s homes passed as of September 30, 2005. Digital Phone customers typically receive unlimited local, in-state and domestic long distance calling, as well as call waiting, caller ID and enhanced “911” services for a monthly fixed fee. In the future, TWC Inc. intends to offer additional plans with a variety of local and long distance options. Digital Phone enables TWC Inc. to offer its customers a combined, convenient package of video, high-speed data and voice services and to compete effectively against similar bundled products that are available from its competitors.
     In addition to the subscription services, TWC Inc. also earns revenue by selling advertising time to national, regional and local businesses.
     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Inc. (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $8.300 billion (24% of the Company’s overall revenues), $882 million in Operating Income before Depreciation and Amortization and $636 million in Operating Income for the nine months ended September 30, 2005.

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
     Warner Bros. continues to develop its industry-leading television business, including the successful releases of television series into the home video market. For the 2005-2006 television season, Warner Bros. has more current prime-time productions on the air than any other studio, with prime-time series on all six broadcast networks (including Two and a Half Men, Joey, ER, Without a Trace, The O.C., Cold Case, Smallville and The West Wing).
     The sale of DVDs has been one of the largest drivers of the segment’s profit growth over the last few years and Warner Bros.’ library, consisting of more than 6,600 theatrical titles and 54,000 live-action and animated television titles, positions it to benefit from DVD sales; however, the Company has begun to see slower growth in domestic DVD sales as player penetration approaches maturation.
     Piracy, including physical piracy as well as illegal online file-sharing, continues to be a significant issue for the filmed entertainment industry. Piracy has expanded from music to movies and television programming due to advances in technology. The Company has taken a variety of actions to combat piracy over the last several years, including a pilot program releasing low-cost DVDs in China and coordinating worldwide release dates for franchise films, and will continue to do so, both individually and together with industry associations.
     Networks. Time Warner’s Networks group comprises Turner Broadcasting System, Inc. (“Turner”), Home Box Office (“HBO”) and The WB Television Network (“The WB Network”). The Networks segment delivered revenues of $7.172 billion (21% of the Company’s overall revenues), $2.188 billion in Operating Income before Depreciation and Amortization and $1.997 billion in Operating Income for the nine months ended September 30, 2005.
     The Turner networks — including such recognized brands as TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For more than three consecutive years, more prime-time viewers watched advertising-supported cable TV networks than the national broadcast networks. For the nine months ended September 30, 2005, TNT ranked first among ad-supported cable networks in total day and prime-time delivery of its key demographics, adults 18-49 and adults 25-54. TBS ranked third among ad-supported cable networks in prime-time delivery of its key demographic, adults 18-34.
     The Turner networks generate revenues principally from the sale of advertising time and monthly subscriber fees paid by cable system operators, satellite companies and other affiliates. Turner has benefited from strong ratings and a strong advertising market. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, network premieres, licensed and original series, news and animation, as well as a strong brand and operating efficiency.
     HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service being the nation’s most widely distributed pay television network. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite companies and other affiliates. An additional source of revenue is the ancillary sales of its original programming, including such programs as The Sopranos, Sex and the City, Six Feet Under, Band of Brothers and Deadwood.
     The WB Network is a broadcast television network whose target audience consists primarily of young adults in the 12-34 age group demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. The WB Network experienced a 16% decline in its audience of young adults in its target demographic during the 2004-2005 television season. This loss in audience had a significant effect on The WB Network’s ability to generate Advertising revenue during the 2004-2005 broadcast season. To offset this, a series of cost containment initiatives were implemented during the year and The WB Network introduced an aggressive new slate of programming this fall designed to increase viewership among adults 18-34, including shows such as Supernatural, Twins and Related.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing, book publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $4.119 billion (13% of the Company’s overall revenues), $811 million in Operating Income before Depreciation and Amortization and $636 million in Operating Income for the nine months ended September 30, 2005.
     Time Inc. publishes 155 magazines globally, including People, Sports Illustrated, In Style, Southern Living, Time, Entertainment Weekly, Fortune, Real Simple, What’s on TV and Cooking Light. It generates revenues primarily from advertising, magazine subscription and newsstand sales, and its growth is derived from higher circulation and advertising on existing magazines, new magazine launches and acquisitions. Time Inc. owns IPC Media (the U.K.’s largest magazine company) and is the majority shareholder of magazine subscription marketer Synapse Group, Inc. In addition, Time Inc. continues to invest in new magazines, including Pick Me Up, a weekly women’s magazine, and TV Easy, a weekly TV listings magazine, which IPC Media launched in the U.K. in January and May 2005, respectively. In the first quarter of 2005, Time Inc. acquired the remaining 51% stake it did not already own in Essence Communications Partners (“Essence”), the publisher of Essence. In the third quarter of 2005, Time Inc. acquired Grupo Editorial Expansión, a Mexican magazine publisher, which publishes 15 consumer and business magazines primarily for the Mexican market. Time Inc.’s book publishing operations are conducted primarily by Time Warner Book Group, which had 53 books on the New York Times bestseller list during the first nine months of 2005. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through approximately 35,000 independent consultants at parties hosted in people’s homes throughout the U.S. Recently, Time Inc.’s results have been impacted by weakness in advertising at certain of its core magazine titles, such as Time and Sports Illustrated, and it has mitigated such weakness through acquisitions and magazine launches.
Other Recent Developments
Legal Reserves Related to Securities Litigation
     In July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation and described in Note 10 to the accompanying consolidated financial statements and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court has scheduled the final approval hearing for February 22, 2006. At this time, there can be no assurance that the settlement of the securities class action litigation will receive final court approval. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005 Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its Securities and Exchange Commission (“SEC”) investigation transferred to the MSBI Settlement Fund.
     Although the Company has reached an agreement to settle the primary securities class action, other related litigation remains pending, including shareholder derivative actions, lawsuits alleging ERISA violations and securities actions brought by individual shareholders. In the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the remaining related litigation matters pending against the Company. This $600 million amount continues to represent the Company’s current best estimate of its potential financial exposure in these matters.
     During the third quarter of 2005, the Company reached an oral understanding with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described in pages 38-42 of the 2004 Form 10-K (other than the actions alleging violations of ERISA described on page 39 of the 2004 Form 10-K). At present, this agreement is anticipated to provide an incremental recovery of approximately $200 million. Because the understanding and related documentation have not been completed, and in light of the continuing uncertainty as to what part, if any, of the incremental $200 million will ultimately be received by the Company, the Company has not given any

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
accounting recognition for this incremental recovery at September 30, 2005. The understanding and related documentation are expected to be completed in the fourth quarter of 2005 (Note 10).
Common Stock Repurchase Program
     On July 29, 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period ending July 2007. On October 28, 2005, Time Warner’s Board of Directors increased the amount authorized to be repurchased under the stock repurchase program to an aggregate of up to $12.5 billion of common stock. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors including price and business and market conditions. From the program’s inception through October 31, 2005, the Company has repurchased approximately 45 million shares of common stock for approximately $809 million pursuant to a trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Common Stock Dividend
     On September 15, 2005, the Company paid a quarterly cash dividend of $0.05 per share on its common stock, to shareholders of record on August 31, 2005, totaling $235 million. Such dividend was the first dividend paid under the Company’s previously announced dividend program.
Magazine Circulation Practices Investigation
     Time Inc. received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with an investigation of certain magazine circulation-related practices. Time Inc. is responding to the subpoena and intends to cooperate with the investigation. Time Inc. has also informed its advertisers that it is reviewing and discussing with the Audit Bureau of Circulations (“ABC”) its reporting of sponsored sales subscriptions under ABC rules.
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
     After giving effect to the transactions, TWC Inc. will gain systems passing approximately 7.5 million homes (as of December 31, 2004), with approximately 3.5 million basic subscribers. TWC Inc. will then manage a total of approximately 14.4 million basic subscribers. Time Warner will own 84% of TWC Inc.’s common stock (including 83% of the outstanding TWC Inc. Class A Common Stock, which will become publicly traded at the time of closing, and all outstanding shares of TWC Inc. Class B Common Stock) and own a $2.9 billion indirect economic interest in TW NY, a subsidiary of TWC Inc.
     These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino antitrust approval, Federal Communications Commission (“FCC”) and local franchise approvals, as well as, in the case of the Adelphia acquisition, the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
jurisdiction over Adelphia’s Chapter 11 case and Adelphia’s creditors. Closing of the Adelphia acquisition is expected during the first half of 2006.
     The purchase of Adelphia’s assets is not dependent on the closing of the Cable Swaps or the transactions contemplated by the TWC Inc. and TWE Redemption Agreements. Furthermore, if Comcast fails to obtain certain necessary governmental authorizations, TW NY has agreed that it will also acquire the cable operations of Adelphia that would have been acquired by Comcast, with the purchase price payable in cash or TWC Inc. stock at the Company’s discretion.
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
     The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. The fund is reflected as restricted cash on the Company’s accompanying consolidated balance sheet at December 31, 2004 and September 30, 2005. During October 2005, the $150 million was transferred by the Company into the settlement fund for the members of the class covered by the consolidated securities class action described above under the heading “Legal Reserves Related to Securities Litigation.”
     In addition, on March 21, 2005, the Company announced that the SEC has approved the Company’s proposed settlement, which resolves the SEC’s investigation of the Company. In the third quarter of 2004, the Company established $500 million in legal reserves related to the government investigations.
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
     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the pending settlement of the consolidated securities class action, the Company is using its best efforts to have the $300 million transferred to the settlement fund for the members of the class

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
represented in the action. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s 2004 Form 10-K.
     The independent examiner has begun its review, which as a result of an extension, is expected to be completed in the second quarter of 2006. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
Investment in Google Inc.
     In May 2004, America Online exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google Inc. (“Google”). Each of these shares converted automatically into shares of Google’s Class B common stock immediately prior to the closing of Google’s initial public offering on August 24, 2004. In connection with this offering, America Online converted approximately 2.4 million shares of its Google Class B common stock into an equal number of shares of Google’s Class A common stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million in the third quarter of 2004. Beginning in March 2005, the Company entered into agreements to sell its remaining 5.1 million shares at an average share price of approximately $185. The sales under such agreements settled on May 3, 2005, and the Company received total cash consideration of approximately $940 million, resulting in a gain of approximately $925 million recognized in the second quarter of 2005, which is included as a component of Other income, net.
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
Urban Cable Works of Philadelphia, L.P.
     Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) is an unconsolidated joint venture of TWC Inc., with approximately 47,000 basic subscribers at September 30, 2005, that operates cable television systems in Philadelphia, Pennsylvania. Urban Cable is 40% owned by TWC Inc. and 60% owned by an investment group led by Inner City Broadcasting (“Inner City”). Under a management agreement, TWC Inc. is responsible for the day-to-day management of Urban Cable. During 2004, TWC Inc. made a cash payment of $34 million to Inner City to settle certain disputes regarding the joint venture.
     TWC Inc. has also agreed to purchase, subject to receipt of applicable regulatory approvals, all of Inner City’s interests in the Urban Cable venture for approximately $53 million in cash. In addition, upon closing, TWC Inc. will eliminate in consolidation $70 million of debt and interest owed to it by Urban Cable and will assume $45 million of Urban Cable’s third-party debt. On March 3, 2005, the City Council of Philadelphia denied TWC Inc.’s request for approval of this transaction. TWC Inc. believes the denial was invalid, but is unable to predict when the transaction may be completed. In conjunction with the agreement to acquire substantially all of the assets of Adelphia, Urban Cable would be transferred to Comcast as part of the Cable Swaps. For additional details, please refer to the Adelphia/Comcast discussion above. For the nine months ended September 30, 2005, Urban Cable’s revenues and Operating Income were $35 million and $3 million, respectively.

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
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the September 30, 2005 presentation.
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(millions)		(millions)
Legal reserves related to securities litigation and government investigations	$—	$(500)	$(3,000)	$(500)
Merger and restructuring costs	(5)	—	(28)	2
Asset impairments	—	—	(24)	(10)
Gains on disposal of assets, net	—	13	18	14

Impact on Operating Income	(5)	(487)	(3,034)	(494)

Investment gains, net	10	296	1,015	342
Net gain on WMG option	—	—	53	—

Impact on other income, net	10	296	1,068	342

Pretax impact	5	(191)	(1,966)	(152)
Income tax impact	1	(32)	536	(48)

After-tax impact	$6	$(223)	$(1,430)	$(200)

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Legal Reserves Related to Securities Litigation and Government Investigations
     As previously discussed, the nine months ended September 30, 2005 include $3 billion in legal reserves related to securities litigation. During the three and nine months ended September 30, 2004, the Company established $500 million in legal reserves related to the government investigations (Note 10).
Merger and Restructuring Costs
     Restructuring costs consist of charges related to employee terminations and exit activities. During the three and nine months ended September 30, 2005, the Company incurred restructuring costs of $1 million and $31 million, respectively, at the Cable segment. In addition, during the three and nine months ended September 30, 2005 the Cable segment expensed approximately $2 million of non-capitalizable merger-related costs associated with the proposed acquisition of Adelphia, discussed above. Restructuring charges at the AOL segment reflect a $2 million charge and a $5 million net reduction in restructuring charges for the three and nine months ended September 30, 2005, respectively, primarily relating to changes in estimates of previously established restructuring accruals. During the nine months ended September 30, 2004, the Company recorded a $2 million reduction in restructuring costs at the AOL segment, reflecting changes in estimates of previously established restructuring accruals (Note 9).
Asset Impairments
     For the nine months ended September 30, 2005, the Company recorded a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc. (“AOLA”), which announced that it intends to liquidate, sell or wind up its operations and is currently operating under Chapter 11 of the U.S. Bankruptcy Code. For the nine months ended September 30, 2004, the Company recognized a $10 million impairment charge related to a building held for sale at the AOL segment.
Gains on Disposal of Assets, Net
     For the nine months ended September 30, 2005, the Company recorded an approximate $5 million gain related to the sale of a building, a $5 million gain from the resolution of previously contingent gains related to the 2004 sale of Netscape Security Solutions at the AOL segment and an $8 million gain at the Publishing segment related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc. (“Time Life”), which was previously fully reserved due to concerns about recoverability.
     For the three and nine months ended September 30, 2004, the Company recognized a $13 million gain at the AOL segment related to the sale of AOL Japan. In addition, for the nine months ended September 30, 2004, the Company recognized an $8 million gain at the Publishing segment related to the sale of a building, partially offset by an approximate $7 million loss at the Networks segment related to the sale of the winter sports teams.
Investment Gains, Net
     For the three months ended September 30, 2005, the Company recognized net gains of $10 million primarily related to the sale of investments, including an $8 million gain on the sale of its 7.5% remaining interest in Columbia House Holdings Inc. (“Columbia House”) and simultaneous resolution of a contingency for which the Company had previously accrued. Investment gains were partially offset by a $13 million writedown of the Company’s investment in n-tv KG (“NTV – Germany”), a German news broadcaster.
     For the nine months ended September 30, 2005, the Company recognized net gains of $1.015 billion primarily related to the sale of investments, including a $925 million gain on the sale of the Company’s remaining investment in Google, a $36 million gain, which was previously deferred, related to the Company’s 2002 sale of a portion of its interest in Columbia House and an $8 million gain on the sale of its 7.5% remaining interest in Columbia House and simultaneous resolution of a contingency for which the Company had previously accrued. Investment gains were partially offset by a $13 million writedown of the Company’s investment in NTV – Germany.
     The three and nine months ended September 30, 2005 also include $3 million and $5 million, respectively, of gains to reflect market fluctuations in equity derivative instruments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     For the three and nine months ended September 30, 2004, the Company recognized net gains of $296 million and $342 million, respectively, primarily related to the sale of investments, including a $188 million gain related to the sale of a portion of the Company’s interest in Google and a $113 million gain related to the sale of the Company’s interest in VIVA Media AG (“VIVA”) and VIVA Plus. Investment gains were partially offset by $5 million and $12 million, respectively, of losses to reflect market fluctuations in equity derivative instruments.
Net Gain on WMG Option
     In the first quarter of 2005, the Company entered into an agreement with Warner Music Group (“WMG”) pursuant to which WMG agreed to a cash purchase of the Company’s option to acquire shares of WMG that it received in connection with the sale of WMG in 2004. Under the agreement, the cash purchase of the option would be made at the time of the WMG public offering at a price based on the initial public offering price per share, net of any underwriters’ discounts. As a result of the estimated public offering price range, the Company adjusted the value of the option in the first quarter of 2005 from $85 million to $165 million. In the second quarter of 2005, WMG’s registration statement was declared effective and it completed its initial public offering at a reduced price from its initial estimated range, and the Company received approximately $138 million from the sale of its option. As a result of these events, for the nine months ended September 30, 2005, the Company recorded a $53 million net gain related to this option (Note 2).
Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004
Consolidated Results
     Revenues. The components of revenues are as follows:

	Three Months Ended			Nine Months Ended
	9/30/05	9/30/04	% Change	9/30/05	9/30/04	% Change
	(millions)			(millions)
Subscription	$5,535	$5,368	3%	$16,645	$16,168	3%
Advertising	1,776	1,646	8%	5,443	4,939	10%
Content	2,938	2,648	11%	8,837	9,002	(2%	)
Other	289	273	6%	840	871	(4%	)

Total revenues	$10,538	$9,935	6%	$31,765	$30,980	3%

     The increase in Subscription revenues for the three and nine months ended September 30, 2005 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment for the three and nine months was principally due to the continued penetration of advanced services (primarily high-speed data, advanced digital video services and Digital Phone) and video rate increases. The increase at the Networks segment for the three and nine months was due primarily to higher subscription rates at Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner. The AOL segment declined for the three and nine months primarily as a result of lower domestic subscribers, offset in part for the nine months by growth at AOL Europe. The growth at AOL Europe was primarily due to the favorable effects of foreign currency exchange rates, offset in part by a decline in subscribers and related revenues.
     The increase in Advertising revenues for the three and nine months ended September 30, 2005 was primarily due to growth at the AOL and Networks segments. In addition, the nine months benefited from growth at the Publishing segment. The increase at the AOL segment for the three and nine months was due primarily to revenues associated with the acquisition of Advertising.com, which was acquired on August 2, 2004, and growth in paid-search advertising. The increase at the Networks segment for the three and nine months was primarily driven by higher CPMs (advertising cost per one thousand viewers) and sellouts at Turner’s entertainment networks, partly offset by a decline at The WB Network as a result of lower ratings. The increase at the Publishing segment for the nine months was due to the acquisition of the remaining interest in the publisher of Essence, contributions from new magazine launches, and growth at Real Simple, offset partly by lower Advertising revenues from core magazines, including Sports Illustrated and Time, among others.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The increase in Content revenues for the three months ended September 30, 2005 was principally due to increases at the Filmed Entertainment and Networks segments and, to a lesser extent, the Publishing segment. The decrease in Content revenues for the nine months ended September 30, 2005 was principally due to a decline at the Filmed Entertainment segment, partially offset by an increase at the Networks and Publishing segments. The increase at the Filmed Entertainment segment for the three months was driven by an increase in both television product and theatrical product revenues. For the nine months, the decrease was driven by declines in both theatrical and television product revenues. The increase at the Networks segment for the three and nine months was due primarily to HBO’s broadcast syndication sales of Sex and the City and, to a lesser extent, increases in other ancillary sales of HBO’s original programming, partially offset by lower licensing revenue at HBO associated with fewer episodes of Everybody Loves Raymond. In addition, for the nine months ended September 30, 2005, the increase in Content revenues was partially offset by the absence of the winter sports teams at Turner, which were sold at the end of the first quarter of 2004. The increase at the Publishing segment for the three and nine months is primarily due to a number of best-selling titles at Time Warner Book Group.
     Other revenues increased slightly for the three months ended September 30, 2005 reflecting growth at each segment, partially offset by a slight decline at the Filmed Entertainment segment. For the nine months ended September 30, 2005, the decline in Other revenues was attributable to a decline at the Networks segment, primarily due to the sale of the winter sports teams.
     Each of the revenue categories is discussed in greater detail by segment in the “Business Segment Results.”
     Costs of Revenues. For the three months ended September 30, 2005 and 2004, costs of revenues totaled $6.054 billion and $5.646 billion, respectively, and as a percentage of revenues were both 57%. For the nine months ended September 30, 2005 and 2004, costs of revenues totaled $18.303 billion and $17.959 billion, respectively, and as a percentage of revenues were both 58%. Costs of revenues as a percentage of revenues were flat for the three and nine months, primarily as a result of a decline in margin at the Filmed Entertainment segment, offset by an increase in margin at the AOL segment. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended September 30, 2005 and 2004, selling, general and administrative expenses increased 1% to $2.564 billion in 2005 from $2.538 billion in 2004. For the nine months ended September 30, 2005 and 2004, selling, general and administrative expenses increased 2% to $7.663 billion in 2005 from $7.498 billion in 2004. The increase for the three and nine months resulted primarily from increases at all segments except the AOL and Publishing segments. The segment variations are discussed in detail in “Business Segment Results.”
     Legal Reserves Related to Securities Litigation and Government Investigations. As previously discussed in “Other Recent Developments,” the nine months ended September 30, 2005 include $3 billion in legal reserves related to securities litigation. During the three and nine months ended September 30, 2004, the Company established $500 million in legal reserves related to government investigations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.
     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Three Months Ended			Nine Months Ended
	9/30/05	9/30/04	% Change	9/30/05	9/30/04	% Change
	(millions)			(millions)
Operating Income before Depreciation and Amortization	$2,601	$1,905	37%	$4,760	$6,947	(31%)
Depreciation	(686)	(641)	7%	(1,995)	(1,918)	4%
Amortization	(144)	(156)	(8%)	(446)	(467)	(4%)

Operating Income	1,771	1,108	60%	2,319	4,562	(49%)
Interest expense, net	(282)	(372)	(24%)	(952)	(1,159)	(18%)
Other income, net	9	304	(97%)	1,109	368	201%
Minority interest expense, net	(71)	(54)	31%	(202)	(172)	17%

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,427	986	45%	2,274	3,599	(37%)
Income tax provision	(530)	(492)	8%	(735)	(1,511)	(51%)

Income before discontinued operations and cumulative effect of accounting change	897	494	82%	1,539	2,088	(26%)
Discontinued operations, net of tax	—	5	NM	—	115	NM
Cumulative effect of accounting change, net of tax	—	—	—	—	34	NM

Net income	$897	$499	80%	$1,539	$2,237	(31%)

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization increased 37% to $2.601 billion for the three months ended September 30, 2005 from $1.905 billion for the three months ended September 30, 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $5 million and $487 million of net expense for 2005 and 2004, respectively, Operating Income before Depreciation and Amortization increased $214 million (or 9%) principally as a result of growth at all segments except for the Filmed Entertainment segment.
     For the nine months ended September 30, 2005, Operating Income before Depreciation and Amortization decreased 31% to $4.760 billion compared to $6.947 billion in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $3.034 billion and $494 million of net expense for 2005 and 2004, respectively, Operating Income before Depreciation and Amortization improved by $353 million (or 5%) principally as a result of growth at all segments except for the Filmed Entertainment segment.
     Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the Company anticipates that the rate of growth of Operating Income before Depreciation and Amortization will increase in the fourth quarter and for the full year of 2005 as compared to the rate of growth achieved for the nine months ended September 30, 2005, as a result of increases primarily at the Filmed Entertainment and Networks segments.
     The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $686 million and $1.995 billion for the three and nine months ended September 30, 2005, respectively, from $641 million and $1.918 billion for the three and nine months ended September 30, 2004, respectively. The increase in depreciation expense for the three and nine months primarily related to the Cable segment, partially offset by a decrease at the AOL segment. The increase in depreciation expense at the Cable segment for the three and nine months reflects increased spending on customer premise equipment that is depreciated over a shorter useful life compared to the mix of assets previously purchased. The decrease in depreciation expense at the AOL segment for the three

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
and nine months ended September 30, 2005 relates primarily to a decline in network assets as a result of membership declines, partially offset by a $13 million adjustment in the third quarter of 2004 to reduce excess depreciation inadvertently recorded at AOL over several years.
     Amortization Expense. Amortization expense decreased to $144 million and $446 million for the three and nine months ended September 30, 2005, respectively, from $156 million and $467 million for the three and nine months ended September 30, 2004, respectively. The decrease relates primarily to a decline in amortization at the Publishing segment as a result of certain intangibles with short useful lives, such as customer lists, becoming fully amortized beginning in the latter part of 2004.
     Operating Income. Time Warner’s Operating Income increased to $1.771 billion for the three months ended September 30, 2005 from $1.108 billion for the three months ended September 30, 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $5 million and $487 million of net expense for 2005 and 2004, respectively, Operating Income improved $181 million primarily as a result of the improvement in Operating Income before Depreciation and Amortization, offset partially by the increase in depreciation expense as discussed above.
     Time Warner’s Operating Income decreased to $2.319 billion for the nine months ended September 30, 2005 from $4.562 billion for the nine months ended September 30, 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $3.034 billion and $494 million of net expense for 2005 and 2004, respectively, Operating Income increased by $297 million primarily as a result of the improvement in Operating Income before Depreciation and Amortization, offset partially by the increase in depreciation expense as discussed above.
     These amounts reflect the changes in business segment Operating Income before Depreciation and Amortization, and the increase in depreciation expense, as discussed above.
     Interest Expense, Net. Interest expense, net, decreased to $282 million and $952 million for the three and nine months ended September 30, 2005, respectively, from $372 million and $1.159 billion for the three and nine months ended September 30, 2004, respectively, due primarily to lower average net debt levels and higher interest rates on cash investments.
     Other Income, Net. Other income, net, detail is shown in the table below:

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(millions)		(millions)
Investment gains, net	$10	$296	$1,015	$342
Net gain on WMG option	—	—	53	—
Income (loss) from equity method investees	(7)	1	40	33
Other	6	7	1	(7)

Other income, net	$9	$304	$1,109	$368

     The changes in investment gains, net, and the net gain on the WMG option are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, for the three months ended September 30, 2005, Other income, net, declined as compared to the prior period, primarily from a decrease in income from equity method investees. Excluding the impact of these items, for the nine months September 30, 2005, ended Other income, net, improved as compared to the prior period, primarily from an increase in income from equity method investees.
     Minority Interest Expense, Net. Time Warner had $71 million and $202 million of minority interest expense for the three and nine months ended September 30, 2005, respectively, compared to $54 million and $172 million for the three and nine months ended September 30, 2004, respectively. The increase relates primarily to larger profits recorded by TWC Inc., in which Comcast has a minority interest.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Income Tax Provision. Income tax expense from continuing operations was $530 million for the three months ended September 30, 2005, compared to $492 million for the three months ended September 30, 2004, and was $735 million for the nine months ended September 30, 2005, compared to $1.511 billion for the nine months ended September 30, 2004. The Company’s effective tax rate from continuing operations was 37% and 32% for the three and nine months ended September 30, 2005, respectively, as compared to 50% and 42% for the three and nine months ended September 30, 2004, respectively. The change in the effective tax rate is primarily a result of the favorable impact of state tax law changes in Ohio and New York and realized capital loss carryforwards (partially offset by non-deductible expense related to a portion of the settlement accrual for the securities litigation) in 2005 compared with the unfavorable impact in 2004 of the nondeductible expenses for the SEC and DOJ settlements.
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
     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $897 million for the three months ended September 30, 2005 compared to $494 million for the three months ended September 30, 2004. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.19 in 2005, compared to $0.11 and $0.10, respectively, for basic and diluted net income per share before discontinued operations and cumulative effect of accounting change in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $6 million of income, net and $223 million of net expense in 2005 and 2004, respectively, Income before discontinued operations and cumulative effect of accounting change improved by $174 million primarily due to higher Operating Income, lower interest expense and the change in income tax provision as discussed above.
     Income before discontinued operations and cumulative effect of accounting change was $1.539 billion for the nine months ended September 30, 2005 compared to $2.088 billion for the nine months ended September 30, 2004. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.33 in 2005, compared to $0.46 and $0.44 in 2004, respectively. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $1.430 billion and $200 million of net expense in 2005 and 2004, respectively, Income before discontinued operations and cumulative effect of accounting change improved by $681 million, primarily due to higher Operating Income and lower income tax provision and interest expense as discussed above.
     Discontinued Operations, Net of Tax. Included in the 2004 results for the three and nine months ended September 30, 2004 are pre-tax income of $7 million and a loss of $9 million, respectively, and a $2 million tax provision and $124 million tax benefit, respectively, from the operations of the Music business (Note 2).
     Cumulative Effect of Accounting Change, Net of Tax. The Company recorded a $34 million benefit, net of tax, as a cumulative effect of accounting change upon the consolidation of AOLA in the first quarter of 2004 in accordance with FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities.”
     Net Income and Net Income Per Common Share. Net income was $897 million for the three months ended September 30, 2005 compared to $499 million for the three months ended September 30, 2004. Basic and diluted net income per common share were both $0.19 in 2005, compared to $0.11 for both basic and diluted net income per common share in 2004. Net income was $1.539 billion for the nine months ended September 30, 2005 compared to $2.237 billion for the nine months ended September 30, 2004. Basic and diluted net income per common share were both $0.33 in 2005, compared to $0.49 and $0.48, respectively, in 2004. Net income includes the items previously addressed under “Significant Transactions and Other Items Affecting Comparability,” discontinued operations, net of tax, and the cumulative effect of accounting change, net of tax.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/05	9/30/04	% Change	9/30/05	9/30/04	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,665	$1,840	(10%)	$5,173	$5,661	(9%)
Advertising	328	257	28%	959	692	39%
Other	48	44	9%	139	156	(11%)

Total revenues	2,041	2,141	(5%)	6,271	6,509	(4%)
Costs of revenues (a)	(937)	(1,046)	(10%)	(2,876)	(3,165)	(9%)
Selling, general and administrative (a)	(621)	(645)	(4%)	(1,829)	(1,910)	(4%)
Gain on disposal of consolidated businesses	—	13	NM	10	13	(23%)
Restructuring costs	(2)	—	NM	5	2	150%
Asset impairment	—	—	—	(24)	(10)	140%

Operating Income before Depreciation and Amortization	481	463	4%	1,557	1,439	8%
Depreciation	(136)	(158)	(14%)	(426)	(498)	(14%)
Amortization	(43)	(44)	(2%)	(137)	(127)	8%

Operating Income	$302	$261	16%	$994	$814	22%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The reduction in Subscription revenues for the three months ended September 30, 2005 compared to the similar 2004 period primarily reflects a decline in domestic Subscription revenues (from $1.418 billion to $1.231 billion). AOL Europe’s subscription revenues were essentially flat for the three months ended September 30, 2005 compared to the similar 2004 period (from $410 million to $409 million). The reduction in Subscription revenues for the nine months ended September 30, 2005 primarily reflects a decrease in domestic Subscription revenues (from $4.352 billion to $3.822 billion), offset in part by an increase in Subscription revenues at AOL Europe (from $1.246 billion to $1.288 billion). AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues. For the nine months ended September 30, 2005, AOL Europe’s Subscription revenues increased primarily as a result of the favorable impact of foreign currency exchange rates ($49 million), partly offset by a decline in subscribers and related revenues. In addition, the declines in Subscription revenues for the three and nine months ended September 30, 2005 were offset partly by the revenues from the consolidation of AOL Canada, beginning March 31, 2005.
     The number of AOL brand domestic and European subscribers is as follows at September 30, 2005, June 30, 2005 and September 30, 2004 (millions):

	September 30,	June 30,	September 30,
	2005	2005	2004
Subscriber category:
AOL brand domestic(a)
$15 and over	14.7	15.6	18.1
Under $15	5.4	5.2	4.6

Total AOL brand domestic	20.1	20.8	22.7

AOL Europe	6.1	6.2	6.3

(a)	AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The average monthly Subscription revenue per subscriber (“ARPU”) for each significant category of subscribers, calculated as total subscription revenue (including premium subscription services revenues) for the category divided by the average subscribers in the category for the applicable period, is as follows:

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Subscriber category:
AOL brand domestic
$15 and over	$21.15	$21.02	$20.84	$20.93
Under $15	13.21	13.27	13.21	13.04
Total AOL brand domestic	19.09	19.47	19.02	19.43
AOL Europe	21.70	21.19	22.37	21.25
     Domestic subscribers to the AOL brand service include subscribers during introductory free-trial periods and subscribers at no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 11% at both September 30, 2005 and June 30, 2005 and 14% at September 30, 2004. Domestic AOL brand subscribers also include subscribers to a bundled broadband service, which combines the AOL service with high-speed Internet access provided by third-party broadband Internet access providers such as cable companies and telephone companies. The AOL/TWC Inc. agreement relating to the combination of the AOL service with broadband access has been launched in almost all TWC Inc. markets. The impact of this agreement on the AOL segment, the Cable segment and Time Warner’s consolidated financial results is not expected to be significant during 2005.
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
     The decline in AOL domestic brand subscribers on plans priced $15 and over per month for the three and nine months ended September 30, 2005 resulted from a number of factors, principally the continued maturing of dial-up services and subscribers adopting other dial-up and high-speed services. Further, during the periods, subscribers migrated from the premium-priced unlimited dial-up plans, including the $23.90 plan, to lower-priced dial-up plans, such as the $14.95 plan. The decline in AOL brand subscribers overall, and specifically in the $15 and over per month price plans, is expected to continue into the foreseeable future.
     Growth in AOL domestic brand subscribers on plans below $15 per month for the three and nine months ended September 30, 2005 was driven principally by the migration of subscribers from plans $15 and over per month and, to a lesser extent, by new subscribers. AOL expects that the proportion of its subscribers on lower-priced plans will continue to increase.
     Within the $15 and over per month category, the increase in ARPU for the three months ended September 30, 2005 as compared to the similar period in the prior year was due primarily to an increase in the percentage of revenue generating customers, partially offset by a lower priced mix of subscriber price plans. For the nine months ended September 30, 2005 as compared to the similar period in the prior year, the decrease in ARPU was due primarily to a lower priced mix of subscriber price plans, partially offset by an increase in the percentage of revenue generating customers. Premium subscription services revenue included in ARPU for the three and nine months ended September 30, 2005 were $23 million and $65 million, respectively, compared to $26 million and $74 million for the three and nine months ended September 30, 2004, respectively.
     Within the under $15 per month category, the decrease in ARPU for the three months ended September 30, 2005 as compared to the similar period in the prior year was due primarily to a lower priced mix of subscriber price plans partially offset by an increase in the percentage of revenue generating customers. For the nine months ended September 30, 2005 as

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
compared to the similar period in the prior year, the increase was due primarily to an improved mix of subscriber price plans and an increase in the percentage of revenue generating customers. Premium subscription services revenue included in ARPU for the three and nine months ended September 30, 2005 were $8 million and $22 million, respectively, compared to $8 million and $19 million for the three and nine months ended September 30, 2004, respectively.
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
     The ARPU for European subscribers for the three and nine months ended September 30, 2005, as compared to the similar periods in the prior year, increased due to a change in the mix of price plans, with broadband subscribers growing as a percentage of total subscribers, and an increase in premium subscription services revenues. The migration of AOL Europe subscribers to broadband plans is expected to continue to result in increases in ARPU for European subscribers. In addition, the nine months benefited from the positive effect of changes in foreign currency exchange rates related to the strengthening of the Euro and British Pound relative to the U.S. Dollar. The total number of AOL brand subscribers at AOL Europe reflects a year-over-year decline in subscribers in France and Germany partially offset by an increase in the U.K.
     In addition to the AOL brand service, America Online has subscribers to lower-cost services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenue.
     Advertising revenues increased for the three and nine months ended September 30, 2005 primarily due to increased revenues from sales of advertising run on third-party websites generated by Advertising.com, which was acquired in August 2004, and growth in paid-search advertising. Advertising.com contributed $66 million and $186 million of revenues for the three and nine months ended September 30, 2005, respectively, compared to $35 million for both the three and nine months ended September 30, 2004. Paid-search revenues increased $31 million and $88 million for the three and nine months ended September 30, 2005, respectively. AOL expects Advertising revenues to continue to increase during the fourth quarter of 2005 due to expected growth in paid-search and traditional online advertising and contributions from Advertising.com’s performance-based advertising. However, the rate of growth is expected to be less than that experienced in the first nine months of 2005 because the growth rate in the first nine months of 2005 benefited from the absence in the prior year of Advertising.com, which was acquired on August 2, 2004.
     Other revenues primarily include software licensing revenue, revenue from providing the Cable segment access to the AOL Transit Data Network (“ATDN”) for high-speed access to the Internet and the sale of modems to consumers in order to support high-speed access to the Internet. Other revenues increased slightly for the three months ended September 30, 2005 due primarily to higher revenue at AOL Europe from increased modem sales, partially offset by lower ATDN revenue from TWC Inc., reflecting lower pricing under the terms of a new agreement and lower network usage. For the nine months ended September 30, 2005, Other revenues decreased due primarily to lower ATDN revenue from TWC Inc.
     For the three and nine months ended September 30, 2005, costs of revenues decreased 10% and 9%, respectively, and, as a percentage of revenues, decreased to 46% for both the three and nine months ended September 30, 2005 from 49% for both the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2005, the declines related primarily to lower network-related expenses. Network-related expenses decreased 23% to $308 million and 29% to $1.005 billion for the three and nine months, respectively, principally attributable to improved pricing, decreased levels of fixed commitments and lower usage of AOL’s dial-up network associated with the declining dial-up subscriber base. These factors are expected to result in continued declines in network expenses during the fourth quarter of 2005, although at a rate less than that experienced in the first nine months of 2005. Domestic network expenses are expected to continue to decline in 2006, although at a lower rate than in 2005. However, this decline is expected to be more than offset by increased network expenses at AOL Europe due to the continued migration of AOL Europe dial-up subscribers to bundled broadband plans for which network expenses per subscriber are significantly higher. The decline in Network costs also benefited from $9 million and $17 million, respectively, of service credits at AOL Europe for the three and nine months ended September 30, 2005. The decline in network costs was partially offset by costs associated with Advertising.com, which was acquired in August 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     For the three and nine months ended September 30, 2004, AOL’s results included $15 million and $48 million, respectively, of expense related to the November 2003 expiration of the federal moratorium on Internet sales taxes. The nine months ended September 30, 2004 results also included $15 million of benefits related to the favorable rulings on certain state sales tax matters. In the fourth quarter of 2004, the federal moratorium on Internet sales taxes was retroactively reinstated to November 2003 and extended through 2007. As a result of the retroactive application of the legislation, the previously accrued amounts were reversed in the fourth quarter of 2004.
     The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2005 primarily related to a decrease in marketing costs, partially offset by additional costs resulting from the acquisition of Advertising.com, a $10 million charge related to a patent litigation settlement and higher general and administrative costs. The three and nine months ended September 30, 2005 also include $8 million and $23 million of benefits, respectively, related to the favorable resolution of European value-added tax matters. The decrease in marketing costs primarily resulted from lower spending on member acquisition activities, partially offset by an increase in brand advertising. The nine months ended September 30, 2004 also included an approximate $25 million adjustment to reduce excess marketing accruals made in prior years, primarily related to AOL Europe. Marketing costs are expected to continue to decrease during the fourth quarter of 2005 compared to the prior year.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2005 include a $2 million restructuring charge and a $5 million net reduction in restructuring charges, respectively, primarily relating to changes in estimates of previously established restructuring accruals. The nine month results also reflect an approximate $5 million gain on the sale of a building, a $5 million gain from the resolution of previously contingent gains related to the 2004 sale of Netscape Security Solutions and a $24 million noncash goodwill impairment charge related to AOLA. The three and nine months ended September 30, 2004 included a $13 million gain on the sale of AOL Japan and the nine months ended September 30, 2004 included a $10 million impairment charge related to a building that was held for sale and the reversal of $2 million of previously established restructuring accruals that were no longer required.
     The increases in Operating Income before Depreciation and Amortization and Operating Income for the three and nine months are due primarily to lower costs of revenues and selling, general and administrative expenses and higher Advertising revenues, partially offset by lower Subscription revenues. For the nine months ended September 30, 2005, the increase was also partially offset by the $24 million noncash goodwill impairment charge described above. Operating Income also improved due to lower depreciation expense reflecting a decline in network assets as the result of membership declines, partially offset by a $13 million adjustment in the third quarter of 2004 to reduce excess depreciation inadvertently recorded at AOL over several years.
     In response to the changing dynamics of AOL’s business, AOL continues to refine its business strategy. As part of this refinement, AOL is undertaking efforts to realign its resources more efficiently and will incur restructuring charges related to a reduction in headcount in October 2005 ranging from $15 million to $20 million. As AOL continues to analyze its resource needs, further restructuring charges may be incurred later in the fourth quarter of 2005 or in the first quarter of 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/05	9/30/04	% Change	9/30/05	9/30/04	% Change
	(millions)			(millions)
Revenues:
Subscription	$2,262	$1,993	13%	$6,610	$5,917	12%
Advertising	133	128	4%	388	363	7%

Total revenues	2,395	2,121	13%	6,998	6,280	11%
Costs of revenues (a)	(1,059)	(937)	13%	(3,128)	(2,777)	13%
Selling, general and administrative (a)	(388)	(360)	8%	(1,170)	(1,112)	5%
Merger-related and restructuring charges	(3)	—	NM	(33)	—	NM

Operating Income before Depreciation and Amortization	945	824	15%	2,667	2,391	12%
Depreciation	(415)	(367)	13%	(1,177)	(1,068)	10%
Amortization	(18)	(19)	(5%)	(57)	(56)	2%

Operating Income	$512	$438	17%	$1,433	$1,267	13%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The components of Subscription revenues are as follows:

	Three Months Ended			Nine Months Ended
	9/30/05	9/30/04	% Change	9/30/05	9/30/04	% Change
	(millions)			(millions)
Video services	$1,631	$1,544	6%	$4,872	$4,616	6%
High-speed data	548	442	24%	1,566	1,289	21%
Digital Phone	83	7	NM	172	12	NM

Total Subscription revenues	$2,262	$1,993	13%	$6,610	$5,917	12%

     For the three and nine months ended September 30, 2005, Subscription revenues increased due to the continued penetration of advanced services (primarily high-speed data, advanced digital video services and Digital Phone) and video rate increases. The high growth rates for Subscription revenues associated with high-speed data and Digital Phone are expected to continue during the fourth quarter of 2005.
     TWC Inc. subscriber counts include all billable subscribers for each level of service received. Basic cable subscribers include all subscribers who receive basic video cable service. Digital video subscribers reflect all subscribers who receive any level of video service received via digital technology. High-speed data subscribers include all subscribers who receive TWC Inc.’s Road Runner Internet service, as well as other Internet services offered by TWC Inc. Digital Phone subscribers include all subscribers who receive telephony service. At September 30, 2005, as compared to September 30, 2004, basic cable subscribers increased 0.2% and totaled 10.923 million (including 1.588 million subscribers of unconsolidated investees, which are managed by TWC Inc.), digital video subscribers increased by 11% to 5.202 million (including 777,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), residential high-speed data subscribers increased by 23% to 4.557 million (including 655,000 subscribers of unconsolidated investees, which are managed by TWC Inc.) and commercial high-speed data subscribers increased by 25% to 203,000 (including 27,000 subscribers of unconsolidated investees, which are managed by TWC Inc.). Additionally, Digital Phone subscribers totaled 854,000 (including 127,000 subscribers of unconsolidated investees, which are managed by TWC Inc.).
     The increase in Advertising revenues for the three and nine months ended September 30, 2005 is due to growth of national and local advertising, including an increase in both the rates and volume of advertising spots sold.
     For the three and nine months ended September 30, 2005, costs of revenues increased 13%, and, as a percentage of revenues, were 44% and 45% for the three and nine months ended September 30, 2005, respectively, compared to 44% for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
both the three and nine months ended September 30, 2004. The increase in costs of revenues is primarily related to increases in video programming costs, higher employee costs and an increase in telephony service costs, partially offset by an $11 million reduction in accrued expense related to changes in estimates of certain accruals. For the three and nine months ended September 30, 2005, video programming costs increased 9% to $513 million and 12% to $1.555 billion, respectively, due primarily to contractual rate increases across TWC Inc.’s programming line-up and the ongoing deployment of new digital video services. These increases include a $10 million benefit related to the resolution of terms with a programming vendor in the third quarter of 2005. In addition, programming costs in the nine-month periods reflect a $14 million charge related to the resolution of contractual terms with a program vendor in 2005 and the receipt of programming credits in 2004. Video programming costs are expected to increase during the fourth quarter of 2005, and the full year rate of increase is expected to be at a rate similar to that experienced during the first nine months of 2005, reflecting the continued expansion of service offerings and contractual rate increases across TWC Inc.’s programming line-up. Employee costs increased primarily due to merit increases and higher headcount resulting from the roll-out of advanced services. Telephony service costs increased due to the growth of Digital Phone subscribers. Despite the growth in high-speed data subscribers, as discussed above, high-speed data connectivity costs declined 12% and 19% for the three and nine months ended September 30, 2005, respectively, as connectivity costs have continued to decrease on a per subscriber basis due to industry-wide cost declines.
     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2005 is primarily the result of higher employee and administrative costs due to merit increases and higher headcount resulting from the continued roll-out of advanced services. The nine months ended September 30, 2005 also reflects $8 million in reserves related to legal matters. The nine months ended September 30, 2004 includes $34 million of costs incurred in connection with the previously discussed Urban Cable dispute.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2005 include approximately $1 million and $31 million, respectively, of restructuring costs, primarily associated with the early retirement of certain senior executives and the closing of several local news channels. These changes are part of TWC Inc.’s broader plans to simplify its organization and enhance its customer focus. TWC Inc. is in the process of executing this reorganization and expects to incur additional costs associated with this reorganization as it is implemented during the remainder of 2005. In addition, for the three and nine months ended September 30, 2005, the Cable segment expensed approximately $2 million of non-capitalizable merger-related costs associated with the proposed acquisition of Adelphia discussed above. Merger-related costs associated with the Adelphia and Comcast transactions discussed above are expected to increase between now and the closing date. Closing of the transactions is expected during the first half of 2006.
     Operating Income before Depreciation and Amortization for the three and nine months increased principally as a result of revenue gains (particularly high margin high-speed data revenues), offset in part by higher costs of revenues, selling, general and administrative expenses and the restructuring charges discussed above.
     Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation expense. Depreciation expense increased $48 million and $109 million for the three and nine months, respectively, due primarily to the increased spending on customer premise equipment in recent years, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.
     The increase in Operating Income before Depreciation and Amortization and Operating Income for the fourth quarter and full-year of 2005 is expected to be less than the growth rate realized in the third quarter of 2005 as the third quarter benefited from the $11 million reduction in expenses related to a change in estimate and the $10 million related to the resolution of terms with a programming vendor discussed above.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/05	9/30/04	% Change	9/30/05	9/30/04	% Change
	(millions)			(millions)
Revenues:
Advertising	$1	$2	(50%)	$6	$7	(14%)
Content	2,620	2,461	6%	8,156	8,423	(3%)
Other	29	40	(28%)	138	151	(9%)

Total revenues	2,650	2,503	6%	8,300	8,581	(3%)
Costs of revenues (a)	(2,022)	(1,792)	13%	(6,281)	(6,313)	(1%)
Selling, general and administrative (a)	(375)	(350)	7%	(1,137)	(1,078)	5%

Operating Income before Depreciation and Amortization	253	361	(30%)	882	1,190	(26%)
Depreciation	(29)	(26)	12%	(89)	(75)	19%
Amortization	(53)	(53)	—	(157)	(159)	(1%)

Operating Income	$171	$282	(39%)	$636	$956	(33%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three months ended September 30, 2005, Content revenues increased as a result of an increase in theatrical product (from $1.593 billion to $1.606 billion) and an increase in television product (from $778 million to $885 million). For the nine months ended September 30, 2005, Content revenues decreased as a result of declines in both theatrical product (from $5.288 billion to $5.021 billion) and television product (from $2.788 billion to $2.772 billion). Content revenues also include consumer product and other revenues, which combined increased $39 million to $129 million for the three months ended September 30, 2005 and $16 million to $363 million for the nine months ended September 30, 2005 primarily led by increased product license fees.
     For the three months ended September 30, 2005, revenue from theatrical product improved due to increases in television license fees and worldwide theatrical film revenues of $11 million and $7 million, respectively, partially offset by a decrease in worldwide home video sales of $5 million. For the nine months ended September 30, 2005, revenue from theatrical product decreased due to declines in theatrical film revenues and worldwide home video sales of $409 million and $49 million, respectively, partially offset by an increase in television license fees of $191 million.
     The increase in worldwide theatrical film revenues for the three months ended September 30, 2005 was attributable to the success of current releases, including Charlie and the Chocolate Factory, Wedding Crashers and Batman Begins, among others, offset in part by the 2004 international success of Harry Potter and the Prisoner of Azkaban and Troy. The decrease in theatrical film revenues for the nine months ended September 30, 2005 reflects difficult comparisons to the prior year, which included the success of Harry Potter and the Prisoner of Azkaban and Troy and international overages associated with The Lord of the Rings: The Return of the King, partially offset by the increase for the three months as discussed above. The decline in home video sales for the nine months ended September 30, 2005 was attributable to the 2004 key home video releases of The Lord of the Rings: The Return of the King, The Matrix Revolutions and The Last Samurai, partially offset by the first quarter 2005 home video release of Harry Potter and the Prisoner of Azkaban in most international territories and the domestic home video release of Troy. For the three and nine months ended September 30, 2005, the increase in theatrical product revenue from television distribution primarily related to the timing and availability of various international availabilities, including a greater number of significant titles in 2005.
     The increase in television product revenues for the three months ended September 30, 2005 is attributable to increases in home video sales and license fees of $92 million and $15 million, respectively. The decrease in television product revenues for the nine months ended September 30, 2005 is attributable to a $280 million decline in license fees, partially offset by a $264 million increase in home video sales.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The growth in home video sales of television product for the three and nine months ended September 30, 2005 was primarily attributable to an increased number of titles released in this format, including Seinfeld. The increase in worldwide license fees from television product for the three months ended September 30, 2005 was primarily attributable to an increase in international television availabilities across several titles, offset in part by syndication revenues from the final broadcast seasons of Friends and The Drew Carey Show in 2004. The decrease in worldwide license fees from television product for the nine months ended September 30, 2005 was primarily attributable to difficult comparisons to 2004, which included the third-cycle syndication continuance license arrangements for Seinfeld and network license fees and syndication revenues associated with the final broadcast seasons of Friends and The Drew Carey Show.
     The increase in costs of revenues for the three months ended September 30, 2005 resulted primarily from higher advertising and print costs due to the quantity and mix of films released, higher home video manufacturing and freight costs related to increased volume and an increase in the ratio of television product and an increase in film costs ($1.189 billion for the three months ended September 30, 2005 compared to $1.180 billion for the three months ended September 30, 2004). The decrease in costs of revenues for the nine months ended September 30, 2005 resulted primarily from lower film costs ($3.784 billion for the nine months ended September 30, 2005 compared to $4.232 billion for the nine months ended September 30, 2004), offset partially by higher home video manufacturing and freight costs related to increased volume and an increase in the ratio of television product, as well as due to higher advertising and print costs resulting from the quantity and mix of films released. Included in film costs for the three and nine months are theatrical valuation adjustments, which, for the three months ended September 30, 2005, declined from $88 million in 2004 to $36 million in 2005 and, for the nine months ended September 30, 2005, declined from $232 million in 2004 to $131 million in 2005. Costs of revenues as a percentage of revenues increased to 76% for the three months ended September 30, 2005 from 72% for the three months ended September 30, 2004, and to 76% for the nine months ended September 30, 2005 compared to 74% for the nine months ended September 30, 2004, due to the quantity and mix of product released.
     Selling, general and administrative expenses increased for the three and nine months ended September 30, 2005, primarily due to higher employee costs related to additional headcount and salary increases. The increase for the nine months was partially offset by a decline related to the distribution fees associated with the off-network television syndication of Seinfeld in the prior year.
     Operating Income before Depreciation and Amortization and Operating Income for the three months ended September 30, 2005 decreased due to increases in costs of revenues and selling, general and administrative costs, partially offset by increased revenues. For the nine months ended September 30, 2005, Operating Income before Depreciation and Amortization and Operating Income decreased due to lower revenues and increased selling, general and administrative expenses, which were partially offset by the decrease in costs of revenues, as discussed above.
     The Company anticipates growth in both Operating Income before Depreciation and Amortization and Operating Income in the fourth quarter of 2005 as compared to the prior year due to higher contribution from television product. In addition, the fourth quarter 2005 theatrical results, which include the theatrical release of Harry Potter and the Goblet of Fire and the home video releases of Batman Begins, Charlie and the Chocolate Factory and The Polar Express, are expected to be comparable to the fourth quarter of 2004 theatrical results, which included the home video releases of Harry Potter and the Prisoner of Azkaban and Elf. However, the full year results are expected to be an overall decline.
     With the changing dynamics of the filmed entertainment business, Warner Bros. is undertaking efforts to reorganize its resources more efficiently, which are expected to result in Warner Bros. incurring restructuring charges related to a reduction in headcount in the fourth quarter of 2005 totaling approximately $25 million. As Warner Bros. continues to analyze its resource needs, further restructuring charges may be incurred.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/05	9/30/04	% Change	9/30/05	9/30/04	% Change
	(millions)			(millions)
Revenues:
Subscription	$1,344	$1,275	5%	$4,060	$3,812	7%
Advertising	705	651	8%	2,248	2,102	7%
Content	304	221	38%	772	729	6%
Other	45	41	10%	92	118	(22%)

Total revenues	2,398	2,188	10%	7,172	6,761	6%
Costs of revenues (a)	(1,152)	(1,082)	6%	(3,604)	(3,499)	3%
Selling, general and administrative (a)	(480)	(471)	2%	(1,380)	(1,224)	13%
Loss on sale of assets	—	—	—	—	(7)	NM

Operating Income before Depreciation and Amortization	766	635	21%	2,188	2,031	8%
Depreciation	(61)	(55)	11%	(173)	(155)	12%
Amortization	(6)	(6)	—	(18)	(17)	6%

Operating Income	$699	$574	22%	$1,997	$1,859	7%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues for the three and nine months ended September 30, 2005 was due primarily to higher subscription rates at Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner. The nine months 2005 results also include a $22 million benefit from the resolution of certain contractual agreements at Turner and the nine months 2004 results included a benefit of approximately $50 million from the resolution of certain contractual agreements at Turner and HBO.
     The increase in Advertising revenues for the three and nine months ended September 30, 2005 was driven primarily by higher CPMs and sellouts at Turner’s entertainment networks, partially offset by a decline at The WB Network as a result of lower ratings.
     The increase in Content revenues for the three and nine months ended September 30, 2005 was primarily due to HBO’s broadcast syndication sales of Sex and the City and, to a lesser extent, increases in other ancillary sales of HBO’s original programming, partially offset by lower licensing revenues at HBO associated with fewer episodes of Everybody Loves Raymond. In addition, for the nine months ended September 30, 2005, the increase in Content revenues was partially offset by the absence of the winter sports teams at Turner, which were sold on March 31, 2004 and contributed $22 million of Content revenues in 2004.
     For the nine months ended September 30, 2005, the decline in Other revenues was primarily attributable to the sale of the winter sports teams in the first quarter of 2004, which contributed $39 million of Other revenues in the first quarter of 2004, partially offset by the increase in Other revenues primarily related to the Atlanta Braves.
     Costs of revenues increased 6% for the three months ended September 30, 2005 and, as a percentage of revenues, was 48% and 49% for the three months ended September 30, 2005 and 2004, respectively. Costs of revenues increased 3% for the nine months ended September 30, 2005 and, as a percentage of revenues, was 50% and 52% for the nine months ended September 30, 2005 and 2004, respectively. The increases in costs of revenues were primarily attributable to an increase in programming costs and higher costs associated with increased ancillary sales of HBO’s original programming. Also impacting the increases was the $14 million reduction in the third quarter of 2004 of prior years’ distribution costs at HBO. For the nine months the increase was partially offset by lower costs related to the absence of the winter sports teams due to their sale in March 2004. Programming costs increased to $776 million for the three months ended September 30, 2005 as compared to $770 million for the three months ended September 30, 2004 and to $2.549 billion for the nine months ended September 30, 2005 from $2.478 billion for the nine months ended September 30, 2004. The increases in programming

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
expenses are primarily due to an increase in original series costs at Turner, partially offset by lower acquired theatrical film costs at HBO. In addition, the increase in programming costs for the nine months reflects increases in sports programming costs and news costs at Turner.
     Selling, general and administrative expenses increased for the three and nine months ended September 30, 2005 primarily due to higher marketing and promotional expenses to support new programming primarily at Turner and higher general and administrative costs at Turner, partially offset by a decline in marketing and promotional expenses at The WB Network. The three and nine months ended September 30, 2004 includes approximately $14 million of lease termination costs at HBO. In addition, the nine months ended September 30, 2004 reflects the reversal of bankruptcy-related bad debt reserves of $75 million at Turner and HBO on receivables from Adelphia.
     As discussed in “Significant Transactions and Other Items Affecting Comparability,” the nine months 2004 results include an approximate $7 million loss on the sale of the winter sports teams.
     Operating Income before Depreciation and Amortization and Operating Income increased for the three and nine months ended September 30, 2005 primarily due to an increase in revenues, partially offset by higher costs of revenues and selling, general and administrative expenses, as described above.
     The Company anticipates that the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income during the fourth quarter of 2005 will be higher than that experienced in the first nine months of 2005. The growth for the first nine months of 2005 was negatively impacted, in part, by an approximate $28 million lower net benefit from the favorable resolution of certain contractual agreements as well as the 2004 reversal of $75 million of Adelphia-related bad debt reserves.
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/05	9/30/04	% Change	9/30/05	9/30/04	% Change
	(millions)			(millions)
Revenues:
Subscription	$400	$387	3%	$1,202	$1,164	3%
Advertising	650	643	1%	1,963	1,880	4%
Content	148	135	10%	445	370	20%
Other	179	172	4%	509	513	(1%)

Total revenues	1,377	1,337	3%	4,119	3,927	5%
Costs of revenues (a)	(588)	(547)	7%	(1,739)	(1,603)	8%
Selling, general and administrative (a)	(501)	(526)	(5%)	(1,577)	(1,541)	2%
Gain on sale of assets	—	—	—	8	8	—

Operating Income before Depreciation and Amortization	288	264	9%	811	791	3%
Depreciation	(32)	(27)	19%	(98)	(90)	9%
Amortization	(24)	(34)	(29%)	(77)	(108)	(29%)

Operating Income	$232	$203	14%	$636	$593	7%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three and nine months ended September 30, 2005, Subscription revenues increased primarily reflecting revenues from new magazine launches and the acquisition of the remaining interest in the publisher of Essence.
     For the three and nine months ended September 30, 2005, Advertising revenues increased due to contributions from the acquisition of the remaining interest in the publisher of Essence and new magazine launches as well as growth at Real Simple, offset partly by lower Advertising revenues from core magazines including Sports Illustrated and Time, among others. The Company anticipates that the full year rate of growth in Advertising revenues will decline as compared to the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
rate of growth experienced in the first nine months of 2005 due to continued soft market conditions, particularly as such conditions relate to certain of the Company’s core magazines.
     Content revenues increased for the three and nine months ended September 30, 2005 due to a number of best-selling titles at Time Warner Book Group.
     Costs of revenues increased 7% for the three months ended September 30, 2005 and, as a percentage of revenues, were 43% and 41% for the three months ended September 30, 2005 and 2004, respectively. Costs of revenues increased 8% for the nine months ended September 30, 2005 and, as a percentage of revenues, were 42% and 41% for the nine months ended September 30, 2005 and 2004, respectively. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 7% to $452 million and 8% to $1.363 billion for the three and nine months ended September 30, 2005, respectively. The increases for the three and nine months were primarily due to magazine launch-related costs, the acquisition of the remaining interest in the publisher of Essence and increases in paper prices. In addition, costs of revenues for the three and nine months increased due to costs related to increased sales of several successful titles at Time Warner Book Group.
     Selling, general and administrative expenses decreased 5% for the three months ended September 30, 2005 primarily due to the absence of costs associated with the sponsorship and coverage of the 2004 Summer Olympics and cost reduction efforts. These declines were offset partially by an increase in magazine launch-related costs, the acquisition of the remaining interest in the publisher of Essence, and higher selling expenses related to the success of several titles at Time Warner Book Group. For the nine months ended September 30, 2005, selling, general and administrative expenses increased 2% primarily due to magazine launch-related costs, the acquisition of the remaining interest in the publisher of Essence, and higher selling expenses related to the success of several titles at Time Warner Book Group, partially offset by the absence of costs associated with the sponsorship and coverage of the 2004 Summer Olympics.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the nine months ended September 30, 2005 reflect an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. The results for the nine months ended September 30, 2004 reflect an $8 million gain on the sale of a building.
     For the three months ended September 30, 2005, Operating Income before Depreciation and Amortization increased primarily due to an increase in revenues and a decline in selling, general and administrative expenses, partially offset by higher costs of revenues, including $3 million of higher start-up losses on magazine launches. Operating Income before Depreciation and Amortization for the nine months ended September 30, 2005 increased primarily due to an increase in revenues, partially offset by higher costs of revenues and selling, general and administrative expenses, including $20 million of higher start-up losses on magazine launches.
     Operating Income for the three and nine months ended September 30, 2005 improved slightly, benefiting from a decline in amortization expense as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the later part of 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended			Nine Months Ended
	9/30/05	9/30/04	% Change	9/30/05	9/30/04	% Change
	(millions)			(millions)
Legal reserves related to securities litigation and government investigations	$—	$(500)	NM	$(3,000)	$(500)	NM
Selling, general and administrative (a)	(113)	(115)	(2%)	(319)	(391)	(18%)

Operating Loss before Depreciation and Amortization	(113)	(615)	(82%)	(3,319)	(891)	NM
Depreciation	(13)	(8)	63%	(32)	(32)	—

Operating Loss	$(126)	$(623)	(80%)	$(3,351)	$(923)	NM

(a)	Selling, general and administrative expenses exclude depreciation.
     As previously discussed, the nine months ended September 30, 2005 results include $3 billion in legal reserves related to securities litigation. The three and nine months ended September 30, 2004 results include $500 million in legal reserves related to the government investigations.
     In addition to corporate expenses, included in selling, general and administrative expenses are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various securities litigation matters ($16 million and $25 million for the three and nine months ended September 30, 2005, respectively, compared to $9 million and $23 million for the three and nine months ended September 30, 2004, respectively). Costs are expected to continue to be incurred in future periods.
     Also included in selling, general and administrative expenses for the three and nine months ended September 30, 2004, are charges associated with the relocation of the Company’s corporate headquarters. During the first six months of 2004, the Company recorded a $67 million charge, of which $14 million was reversed in the third quarter of 2004 as a result of an agreement having been finalized to lease a portion of the space to the AOL business unit. Of the $53 million net charge, approximately $26 million relates to a noncash write-off of a fair value lease adjustment, which was established in purchase accounting at the time of the merger of America Online and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”). For the three and nine months ended September 30, 2005, the Company reversed approximately $2 million and $5 million, respectively, of this charge, which was no longer required due to changes in estimates.
     Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss improved for the three and nine months ended September 30, 2005 due primarily to the absence of a $20 million adjustment to increase self insurance reserves taken in the third quarter of 2004, which was partially related to prior periods.
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     At September 30, 2005, Time Warner had $20.385 billion of debt, $7.959 billion of cash and equivalents (net debt of $12.426 billion, defined as total debt less cash and equivalents) and $63.386 billion of shareholders’ equity, including the conversion of $1.5 billion of mandatorily convertible preferred stock to common stock in the first quarter of 2005, compared to $22.375 billion of debt, $6.139 billion of cash and equivalents (net debt of $16.236 billion) and $60.771 billion of shareholders’ equity at December 31, 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2004 to September 30, 2005 (millions):

Net debt at December 31, 2004	$16,236
Cash provided by operations (a)	(5,597)
Capital expenditures and product development costs	2,259
Proceeds from sale of the Company’s remaining interest in Google	(940)
Proceeds from the sale of the WMG Option	(138)
Dividends paid to common stock shareholders	235
Common stock repurchases	485
All other, net	(114)

Net debt at September 30, 2005 (b)	$12,426

(a)	Cash provided by operations includes a $300 million payment related to the government investigations.

(b)	Included in the net debt balance is approximately $267 million, which represents the net unamortized fair value adjustment recognized as a result of the merger of America Online and Historic TW.
     The Company began paying a quarterly cash dividend of $0.05 per share on its common stock in the third quarter of this year.
     As noted in “Other Recent Developments,” the Company has accrued $3 billion in legal reserves related to the securities litigation. In connection with the settlement agreement for the MSBI consolidated securities class action, in October 2005 the Company paid $2.4 billion into a settlement fund. In addition, in October 2005 the Company also transferred $150 million that was previously classified as restricted cash into the settlement fund.
     As noted in “Other Recent Developments,” on July 29, 2005, the Company’s Board of Directors authorized a common stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period ending July 2007. On October 28, 2005, Time Warner’s Board of Directors increased the amount authorized to be repurchased under the stock repurchase program to an aggregate of up to $12.5 billion of common stock. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors including price and business and market conditions. From the program’s inception through October 31, 2005, the Company has repurchased approximately 45 million shares of common stock for approximately $809 million pursuant to a trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
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
     As discussed in more detail below, management believes that Time Warner’s cash provided by operations, cash and equivalents, available borrowing capacity under its committed credit facilities ($6.9 billion at Time Warner Inc. and $2.7 billion at TWC Inc. as of September 30, 2005), planned additional borrowings as a result of the increased size of its stock repurchase program, and availability under its commercial paper programs should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments, the increased common stock repurchase program, the proposed acquisition of Adelphia, the redemption of Comcast’s interests in TWC Inc. and TWE and payments to be made in resolving pending securities litigation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Cash Flows
     Cash and equivalents increased by $1.820 billion and $3.842 billion for the nine months ended September 30, 2005 and 2004, respectively. Components of these changes are discussed in more detail in the pages that follow.
Operating Activities
     Sources of cash provided by operations are as follows:

	Nine Months Ended
	9/30/05	9/30/04
	(millions)
Operating Income before Depreciation and Amortization	$4,760	$6,947
Legal reserves related to securities litigation and government investigations	3,000	500
Noncash asset impairments	24	10
Net interest payments (a)	(916)	(1,067)
Net income taxes paid (b)	(361)	(280)
Adjustments relating to discontinued operations (c)	(8)	130
Merger and restructuring payments (d)	(88)	(81)
Domestic qualified pension plan contributions	—	(50)
Cash paid related to the government investigations	(300)	—
All other, net, including working capital changes	(514)	(721)

Cash provided by operations	$5,597	$5,388

(a)	Includes interest income received of $174 million and $76 million in 2005 and 2004, respectively.

(b)	Includes income tax refunds received of $62 million and $92 million in 2005 and 2004, respectively.

(c)	Includes net income from discontinued operations of $115 million in 2004. Amounts also include working capital related adjustments associated with discontinued operations of $(8) million and $15 million in 2005 and 2004, respectively.

(d)	Includes payments for restructuring and merger related costs, as well as payments for certain other merger-related liabilities.
     Cash provided by operations increased to $5.597 billion in 2005 compared to $5.388 billion in 2004. The increase in cash provided by operations is related primarily to an increase in Operating Income before Depreciation and Amortization (excluding the legal reserves related to securities litigation in 2005 and the government investigations in 2004, which had not been paid as of September 30, 2005 and 2004, respectively), higher contributions from working capital changes and lower interest payments. These increases were partially offset by a $300 million payment related to the settlement of the SEC investigation in 2005, a reduction in cash relating to discontinued operations and higher tax payments. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables, partially offset by higher theatrical production spending and the timing of accounts payable and accrual payments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Investing Activities
     Sources of cash provided (used) by investing activities are as follows:

	Nine Months Ended
	9/30/05	9/30/04
	(millions)
Investment and acquisitions, net of cash acquired:
Essence	$(129)	$—
Consolidation of AOLA (a)	—	33
Synapse	—	(120)
Advertising.com	—	(445)
All other, principally funding of joint ventures	(362)	(227)
Capital expenditures and product development costs	(2,259)	(2,021)
Proceeds from the sale of other available-for-sale securities	51	44
Proceeds from the sale of the Company’s remaining interest in Google	940	195
Net proceeds from the sale of WMG (b)	—	2,501
Proceeds from the sale of the WMG Option	138	—
Proceeds from the sale of investment in VIVA and VIVA Plus	—	134
All other investment and asset sale proceeds	276	170

Cash provided (used) by investing activities	$(1,345)	$264

(a)	Represents cash balance of AOLA upon consolidation.

(b)	Represents $2.6 billion of proceeds received from the sale of WMG less certain working capital adjustments.
     Cash used by investing activities was $1.345 billion in 2005 compared to cash provided by investing activities of $264 million in 2004. The change in cash provided (used) by investing activities is primarily due to the absence of proceeds from the 2004 sale of WMG and an increase in capital expenditures and product development costs, principally at TWC Inc., offset by increased proceeds from the sale of the Company’s remaining interest in Google, the proceeds received upon the sale of its WMG option and higher other investment proceeds.
Financing Activities
     Sources of cash used by financing activities are as follows:

	Nine Months Ended
	9/30/05	9/30/04
	(millions)
Borrowings	$1,142	$1,273
Debt repayments	(3,043)	(3,222)
Proceeds from exercise of stock options	275	272
Principal payments on capital leases	(94)	(148)
Repurchases of common stock	(485)	—
Dividends paid	(235)	—
Other financing activities	8	15

Cash used by financing activities	$(2,432)	$(1,810)

     Cash used by financing activities was $2.432 billion in 2005 compared to $1.810 billion in 2004. The increase in cash used by financing activities was due principally to repurchases of common stock made in connection with the Company’s common stock repurchase program and dividends paid to common stock shareholders in 2005.
Capital Expenditures and Product Development Costs
     Time Warner’s total capital expenditures and product development costs were $2.259 billion for the nine months ended September 30, 2005 compared to $2.021 billion for the nine months ended September 30, 2004. Capital expenditures and product development costs principally relate to the Company’s Cable segment, which had capital expenditures of $1.410

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
billion for the nine months ended September 30, 2005 as compared to $1.127 billion for the nine months ended September 30, 2004.
     The Cable segment’s capital expenditures comprise the following categories:

	Nine Months Ended
	9/30/05	9/30/04
	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$651	$534
Scaleable infrastructure	207	110
Line extensions	197	166
Upgrade/rebuild	95	92
Support capital	260	225

Total capital expenditures	$1,410	$1,127

     TWC Inc. incurs expenditures associated with the construction and maintenance of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC Inc. generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, direct labor, overhead and, in some cases, interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures include: customer premise equipment, scaleable infrastructure, line extensions, plant upgrades and rebuilds and support capital. With respect to customer premise equipment, which includes converters and cable modems, TWC Inc. capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful lives. For converters and modems, useful life is generally 3 to 4 years and for plant upgrades, useful life is up to 16 years.
Backlog
     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.5 billion and $3.7 billion at September 30, 2005 and December 31, 2004, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment of $682 million and $514 million at September 30, 2005 and December 31, 2004, respectively.
RISK FACTORS AND CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
Risk Factors
     If the events discussed in these risk factors occur, the Company’s business, financial condition, results of operations or cash flows could be materially adversely affected. In such case, the market price of the Company’s common stock could decline.
     The Company’s America Online business continues to face substantial competition in maintaining and growing its subscriber base, in developing compelling products and services, and in increasing revenues from sources other than fees for the AOL service, and if America Online is unable to meet its competitive challenges, the Company’s financial results could be adversely affected. Historically, America Online’s primary product offering has been an online subscription service that includes a component of telephone “dial-up” Internet access. This product, offered under a variety of different terms and price plans, generates the substantial majority of America Online’s revenues. During the last several years, the online services industry has been changing from one in which the only way for a household to access the Internet was through telephone “dial-up” Internet access provided by Internet service providers to one in which households can access the Internet through a variety of connection methods, such as cable modems, DSL or wireless connections offered by a number of different providers, including Internet service providers, cable companies and telephone and other

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
telecommunications companies. As a result, significant price and service competition for Internet access exists. Furthermore, unlike some of its competitors in the U.S., AOL does not own or control access to the “last mile” of connectivity to the consumer that would enable it to easily offer high-speed access to subscribers. Therefore, in order for America Online to provide high-speed access in the U.S., it generally must negotiate and secure access from the providers that control the last mile of infrastructure. In some cases, those companies provide products competitive to AOL. To date, while America Online has reached and implemented agreements with various high-speed access providers, significant price and service competition exists in the offer of broadband Internet access services. America Online (together with the broadband access providers) has had limited success in providing a competitive offering in the U.S., and there can be no assurance that America Online will be able to compete successfully in the future. As a result primarily of these factors, America Online has experienced declines in subscribers throughout 2003, 2004 and to date in 2005, and declines are expected to continue into the foreseeable future. Declines in subscribers have resulted in decreased Subscription revenues and have had an adverse impact on Advertising revenues and profitability.
     Since late 2002, America Online’s strategy has focused on improving and expanding its Internet products and services, including enhancement of or upgrade to the content and features provided through the flagship AOL service, and introducing premium services, as well as reducing costs. In late 2004, America Online reorganized its operating structure and expanded its strategy from attracting and retaining subscribers, especially those who access the Internet via a high-speed connection, to focus also on increasing the value of and maintaining or increasing the size of its U.S. and worldwide audience to the America Online network of sites, content and services. America Online’s strategy continues to include the development and offering of additional products and services to existing subscribers, as well as to Internet users in general. This strategy includes the potentially conflicting goals of maintaining and improving a subscription business while increasing the audience for its Internet properties by making generally available to Internet users without charge much of the content, features and tools that were previously only available to subscribers. The success of America Online’s strategy will depend on a number of factors, including competition, the rate of decline in the number of subscribers to the AOL service, the ability to generate more activity on, and to attract more people to, its network of sites, content and services, the growth of the online advertising business, the ability to secure and maintain agreements with third parties for advertising and for distribution of America Online products and services, accurate forecasting of consumer preferences, and the ability to anticipate and keep up with technological developments. If America Online is unsuccessful, Time Warner’s financial condition, results of operations and cash flows could be adversely affected.
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
     America Online expects to continue to experience declines in the number of subscribers. Each year, a significant portion of AOL members cancel their membership or are terminated by America Online either for non-payment of account charges or violation of one of the terms of service that apply to members (for example, sending spam e-mails or violating community guidelines in chat rooms). In addition, maintaining the subscriber base is difficult because the larger the subscriber base, the greater the number of new subscribers required to offset those subscribers who cancel or are terminated. America Online is not registering new members in numbers sufficient to replace the subscribers who have canceled or have been terminated. Registrations have been declining for several reasons, including declining registrations in response to marketing campaigns, competition from broadband access providers, and reduced subscriber acquisition efforts; continuing decreases in new registrations could adversely affect the rate of decline in the total number of subscribers. Broadband DSL access providers have announced conditional offers that include price reductions that could further adversely affect the rate of decline of America Online subscribers. As part of its strategy announced in late 2004 and in connection with the recent re-launch of the AOL.com Website as a portal, America Online during 2005 has moved certain proprietary content, features and tools to the Internet, allowing all Internet users, not just members of the AOL service, to access such content, features and tools without charge. This strategy could result in further declines in the number of subscribers and may result in subscribers canceling their subscriptions at a faster rate than in the past. In addition, America Online is seeking to enter into agreements with high-speed access distributors, such as cable companies and telecommunications companies, to combine the AOL service with broadband access. It is uncertain whether these agreements will result in America Online attracting or retaining subscribers. Furthermore, even if this strategy is successful in attracting or retaining subscribers, such agreements

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
are likely to be less profitable. America Online continues to develop, test, change, market and implement price plans, service offerings and payment methods to identify effective ways to attract and retain members.
     America Online will need to develop other sources of revenues to offset the lower revenues from service fees resulting from the decline in subscribers and migration of existing subscribers to lower-priced plans. For the foreseeable future, Advertising revenues will be an increasingly important source of revenues for America Online. To date, increases in Advertising revenues have not been high enough to offset the losses in revenues resulting from the decline in subscribers and migration of existing subscribers to lower-priced plans. Advertising revenues have been adversely impacted by the loss in AOL subscribers because subscribers generate more usage than non-subscriber Internet visitors to the America Online network of sites, services and content. America Online’s Advertising revenues have improved in large part due to America Online’s acquisition of Advertising.com, which provides strategic direct-response and brand marketing services to online advertisers, and the paid-search relationship America Online has with Google, including a more recent arrangement with AOL Europe. Increased competition for advertising inventory on third-party Internet sites could adversely impact Advertising.com’s continued growth. In addition, expansion of third-party search networks of competitors into the sale of banner advertising could adversely impact America Online’s ability to grow Advertising revenues.
     America Online’s ability to increase Advertising revenues depends in part on its ability to maintain and increase the size and value of its audience using the America Online network of sites, content and services. This audience currently includes AOL members, as well as Internet users accessing America Online’s network of sites, content and services from the Internet either in the U.S. or from another country. America Online hopes to increase the size and value of its audience through the recent re-launch of the AOL.com Website as a portal. Although America Online has had some success in attracting an audience outside of its member base at Internet sites like MapQuest and Moviefone, America Online faces significant competition from third-party Internet sites, such as Yahoo!, in attracting Internet users to its portal. It is unknown whether this strategy of increasing content available on the Web through a portal will be successful in generating increased activity by its audience or in maintaining or increasing its audience size, and thus whether this strategy will lead to an increase in Advertising revenues.
     A significant portion of the recent increase in AOL’s operating income is attributable to decreases in costs. While network service costs were cut substantially in 2004 and in the first three quarters of 2005, further decreases in network service costs in 2005 are expected to result from improved pricing, decreased levels of fixed commitments and lower usage of AOL’s dial-up network associated with the declining dial-up subscriber base. AOL expects that domestic network expenses will continue to decline in 2006 although at a rate lower than in 2005. However, this decline is expected to be more than offset by increased network expenses at AOL Europe due to the continued migration of AOL Europe dial-up subscribers to bundled broadband plans for which network expenses per subscriber are significantly higher. America Online is continuing to explore opportunities for further cost reductions. America Online must continue to identify and implement further cost reductions and develop alternative sources of revenues from advertising, digital services and other sources to continue to generate growth in operating income. Accordingly, America Online’s strategy includes continuing to sell both new and existing premium digital services, such as safety and security, education and learning, music and games, and voice services, to subscribers and non-subscribers. Developing and introducing digital services requires America Online to operate outside of its core area of expertise and may subject America Online to new regulatory requirements. America Online has launched the AOL TotalTalk service, an enhanced Voice Over Internet Protocol service for new and current AOL subscribers as well as high-speed Internet users generally. This new service involves an ongoing commitment of resources, and there can be no assurance that it will be successful. Furthermore, revenues from digital premium services may be adversely affected by a reduction in prices for these services or from incorporating them into the standard AOL service offering rather than offering them separately as premium services, resulting from pressure from competitors who may offer similar services over time at lower prices or at no additional charge as part of their standard offerings. For example, a McAfee Virus Scan Online product, which AOL previously sold separately to subscribers, is now provided to AOL subscribers at no additional charge.
     If the proposed Adelphia acquisition and/or related transactions with Comcast close, TWC Inc. will face certain challenges regarding the integration of the newly acquired systems into its existing managed systems. The successful integration of the acquired systems will depend primarily on TWC Inc.’s ability to manage the combined operations and integrate the acquired systems (including management information, marketing, purchasing, accounting and finance, sales, billing, customer support and product distribution infrastructure, personnel, payroll and benefits, regulatory compliance and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
technology systems) into its operations. The integration of these systems, including the anticipated upgrade of a significant portion of the Adelphia acquired systems, will require significant capital expenditures and may require TWC Inc. to use financial resources it would otherwise devote to the development of new products and services and the expansion of its existing cable systems. Furthermore, these integration efforts will require substantial attention from TWC Inc.’s management and may impose significant strains on technical resources. If TWC Inc. fails to successfully integrate the acquired systems, it could have a negative impact on the performance of the Company.
     In addition, when appropriate, TWC Inc. intends to selectively pursue strategic acquisitions of additional cable systems as part of its growth strategy. Time Warner cannot predict whether TWC Inc. will be successful in buying additional cable systems. However, if TWC Inc. completes a significant acquisition of additional cable systems prior to the integration of the systems proposed to be acquired from Adelphia and Comcast, it could further complicate the integration risks associated with the integration of the systems proposed to be acquired from Adelphia and Comcast. Further, TWC Inc. might not be able to successfully integrate a significant acquisition of additional cable systems. If TWC Inc. fails to integrate successfully systems acquired from Adelphia, Comcast or from others, if TWC Inc. fails to manage its growth or if it encounters unexpected difficulties during expansion, it could have a negative impact on the performance of TWC Inc.’s systems (including the systems to be acquired in the Adelphia and Comcast transactions), as well as on the operations, business or financial results of Time Warner.
     TWC Inc. also faces certain integration challenges in connection with the internal control over financial reporting and disclosure controls and procedures that have been implemented with respect to the systems to be acquired from Adelphia in the proposed transactions. Certain provisions of the Sarbanes-Oxley Act of 2002 require public companies to, among other things, implement and maintain policies and procedures pertaining to the maintenance of records that reflect the company’s transactions and disposition of assets in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles such that, among other things, (1) transactions are accurately and fairly recorded to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are made only when properly authorized and (2) unauthorized transactions involving the acquisition, use or disposition of assets that could have a material adverse effect on the company’s financial statements are prevented or detected in a timely manner. Adelphia has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004 (filed with the SEC on October 6, 2005) that it has identified material weaknesses in its internal control over financial reporting as of December 31, 2004 and that, as of such date, Adelphia did not maintain effective internal control over financial reporting. While Adelphia has agreed to use reasonable efforts to implement effective internal control over financial reporting prior to the consummation of the proposed transactions, such policies and procedures may not be in place when TWC Inc. acquires such systems in the proposed transactions. If TWC Inc. is required to devote significant time and resources to implementing and ensuring that such controls are in place, it will further complicate the integration of the Adelphia systems with its existing managed systems.
     If the proposed Adelphia acquisition and/or related transactions with Comcast close, TWC Inc. may not realize the anticipated benefits of such transactions. The proposed Adelphia acquisition and related transactions with Comcast will combine cable systems of three companies that have previously operated separately. Time Warner expects that TWC Inc. will realize cost savings and other financial and operating benefits as a result of the proposed transactions. However, Time Warner cannot predict with certainty when these cost savings and benefits will occur or the extent to which they actually will be achieved, if at all. As described above, many systems must be integrated and such integration and the anticipated upgrade of a significant portion of the systems acquired from Adelphia will require significant financial resources and substantial attention from TWC Inc.’s management and impose strains on TWC Inc.’s technical resources. If the proposed transactions close, the diversion of management attention, the strains on technical resources and the difficulties associated with integrating the acquired systems and TWC Inc.’s existing cable systems could have a material adverse effect on Time Warner’s consolidated operating results and on the value of Time Warner’s common stock.
     The Company’s Cable segment has begun providing voice services over its cable systems and faces risks inherent to entering into a new line of business, from competition and from regulatory actions or requirements. As of December 31, 2004, TWC Inc.’s Digital Phone service had been launched in all of its operating divisions. Coordinating the continued roll-out of a product with which it has only limited operating experience may present significant challenges. First, although TWC Inc. has launched Digital Phone service in all its divisions, it remains a relatively new technology. Furthermore, the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Digital Phone service depends on interconnection and related services provided by certain third parties. TWC Inc. may encounter unforeseen difficulties as it introduces the product in new operating areas or increases the scale of its offering in areas in which it has launched. Second, TWC Inc. may face heightened customer expectations and regulatory requirements related to the reliability of voice services as compared with video and high-speed data services. TWC Inc. has undertaken significant training of customer service representatives and technicians, and it will need to continue to have a highly trained workforce. If the service is not sufficiently reliable or TWC Inc. otherwise fails to meet customer expectations or regulatory requirements, the Digital Phone business could be impacted adversely. Third, the competitive landscape for voice services is expected to be intense, with TWC Inc. facing competition from other providers of VoIP services, as well as incumbent local telephone companies, cellular telephone service providers and others. The incumbent local telephone companies have substantial capital and other resources, as well as longstanding customer relationships. Some of these companies have entered into co-marketing arrangements with direct-to-home satellite service providers to offer video services, and some have begun fiber upgrades to their networks to enable the direct delivery of video services, together with their telephone and DSL offerings. Such bundled offerings by telephone companies may compete with TWC Inc.’s offerings and could adversely impact TWC Inc. Finally, the Company expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on the Cable segment’s voice business and operations. MCI, one of TWC Inc.’s two interconnect and provisioning partners in the Digital Phone business, has announced that it has agreed to be acquired by Verizon, a regional phone company that competes with TWC Inc. in some areas. It is currently not known whether, or to what extent, the proposed acquisition will have any negative impact on the Digital Phone business and operations.
     In addition, there are risks associated with TWC Inc.’s launch of voice services in the cable systems acquired in the proposed Adelphia and Comcast transactions. Some of the acquired systems may not currently have cable facilities with sufficient capacity to provide voice services using VoIP technology. In such case, TWC Inc. will be required to upgrade the facilities prior to launching any Digital Phone services. Additionally, TWC Inc. may need to obtain certain services from third parties prior to deploying Digital Phone services in the cable systems acquired in the proposed transactions.
     The voice services business may also present additional regulatory risks. It is unclear whether and to what extent traditional state and federal telephone regulations will apply to telephony services provided using VoIP technology. In addition, regulators could allow utility pole owners to charge cable operators offering voice services higher rates for pole rental than are allowed for cable and high-speed services. The FCC recently initiated a rulemaking proceeding on the regulatory approach to voice services utilizing VoIP technology, and Congress is considering enacting new laws to govern it. The FCC held in November 2004 that one particular VoIP service is not subject to traditional state public utility regulation and indicated that other providers offering similar VoIP services would not be subject to state public utility regulation if they met certain criteria. This decision has been appealed in federal court. In May 2005, the FCC adopted rules requiring VoIP providers to supply enhanced “911” (E911) capabilities as a standard feature to their subscribers. Additionally, VoIP providers must obtain affirmative acknowledgement from all subscribers that they have been advised of the circumstances under which E911 services may not be available. There are also court cases addressing the proper regulatory treatment for the service and rulemakings and various other proceedings underway at the state level. Therefore, the Company cannot be certain what impact regulation will have on the Digital Phone business and operations.
     Pending securities litigation or failure to fulfill the obligations under the deferred prosecution agreement with the U.S. Department of Justice or the Consent Order with the Securities and Exchange Commission could adversely affect Time Warner’s operations. In connection with the resolution of the investigation by the DOJ of the Company, America Online entered into a deferred prosecution agreement with the DOJ. In accordance with the agreement, the DOJ filed a criminal complaint against America Online in December 2004 for the conduct of certain employees in connection with securities fraud by PurchasePro.com, but the DOJ will defer prosecution of AOL and will dismiss the complaint in December 2006 provided the Company fulfills its obligations under the deferred prosecution agreement, as described in the 2004 Form 10-K. If the Company does not satisfy its obligations, the DOJ can proceed with the prosecution of America Online for actions in connection with PurchasePro.com, as set forth in the complaint, and may consider additional actions against the Company, which could have significant adverse effects on its operations and financial results. The Company intends to satisfy its obligations under the deferred prosecution agreement. In addition, in connection with the settlement with the SEC, the Company consented to entry of a Consent Order requiring it to comply with federal securities laws and regulations and the terms of an earlier order. If the Company is found to be in violation of the Consent Order, it may be

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
subject to increased penalties and consequences as a result of the prior actions. As of October 31, 2005, 42 putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties had been filed against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, America Online. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that Time Warner violated various provisions of the securities laws. There are also actions filed by individual shareholders pending in federal and state courts. Although the Company has reached an agreement to settle the primary consolidated securities class action lawsuits, the settlement is subject to final court approval, and some members of the class may elect to “opt out” of the settlement to pursue their claims separately. In addition, the shareholder derivative, ERISA and individual securities actions remain pending and the Company is unable to predict the outcome of these remaining related matters. The Company has established a reserve of $3 billion, with $2.4 billion related to the proposed settlement of the primary consolidated securities class actions and $600 million in connection with the remaining shareholder derivative, ERISA and securities matters. The Company is incurring expenses as a result of the pending litigation, and costs associated with judgments in or additional settlements of these matters could adversely affect its financial condition and results of operations. See Note 10, “Commitments and Contingencies—Securities Matters.”
     Technological developments may adversely affect the Company’s competitive position and limit its ability to protect its valuable intellectual property rights. Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on the ability to acquire, develop, adopt, and exploit new and existing technologies to distinguish their products and services from those of their competitors. In addition, the Company may face legal and practical limitations on its ability to enforce the Company’s intellectual property rights as a result of technological developments that facilitate the theft and unlawful distribution of the Company’s copyrighted works in digital form, including via the Internet. For example:
•	The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies, such as satellite, DSL, traditional phone, and wireless and power-line services; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders; or by the failure of new services, such as digital cable, high-speed data services, Digital Phone and Video-On-Demand, to appeal to enough consumers, or to be available at prices consumers are willing to pay, to function as expected or to be delivered in a timely fashion;

•	The Company’s America Online business may be adversely affected by competitors’ abilities to develop new technologies more quickly, including more compelling features/functions and premium digital services for Internet users, and by the uncertainty of the costs for obtaining rights from third parties and for defending rights against third party challengers, especially with respect to appropriate patent licenses; and

•	The Company’s filmed entertainment and television network businesses may be adversely affected by the impact of digital video recorders or other technologies that change the nature of television advertising or by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments.
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
     For Time Warner’s AOL business:
•	the ability to successfully implement its business strategy;

•	the ability to develop and introduce new products and services to remain competitive;

•	the ability to differentiate its products and services from its competitors;

•	the ability to develop, adopt or have access to new and existing technologies;

•	the ability to have access to distribution channels controlled by third parties;

•	the ability to manage its subscriber base profitably;

•	risks related to a non-compliance with the Deferred Prosecution Agreement and applicable FTC Consent Decrees and Assurances of Voluntary Compliance;

•	the ability to provide adequate server, network and system capacity;

•	the risk of business interruption caused by computer viruses, worms or other malicious activity, weather events, natural disasters, terrorist attacks, third-party supplier failures, or unforeseen events;

•	the risk of unanticipated increased costs for network services;

•	the ability to maintain, and the cost of maintaining, the privacy and security of company and customer information;

•	increased competition from providers of Internet services, including providers of broadband access;

•	the ability to generate increased usage of sites, content and services that are part of the America Online network, and the ability to maintain or expand the audience for its sites, content and services;

•	the ability to attract additional traditional advertisers to the online advertising medium;

•	the ability to maintain, expand or renew existing advertising or marketing commitments;

•	the risk that the online advertising industry will not continue to grow, and that even if the industry continues to grow, the risk that America Online will not successfully compete in securing advertising relationships;

•	the ability to maintain or enter into new content, electronic commerce or marketing arrangements and the risk that the cost of such arrangements may increase;

•	risks associated with state, local, federal or foreign taxation of online services and Internet access providers;

•	risks associated with foreign currency exchange rates; and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
•	the risks from changes in U.S. and international regulatory environments affecting interactive services.
     For Time Warner’s cable business:
•	more aggressive than expected competition, including price competition, from other distributors of video programming, including direct to home satellite distributors, regional incumbent telephone companies and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of high-speed data services, including DSL, satellite and terrestrial wireless distributors, power companies and from competitors using new technologies;

•	more aggressive than expected competition, including price competition, from other distributors of voice services, including regional telephone companies, long distance providers, national VoIP providers, wireless distributors and from competitors using new technologies;

•	additional competition fostered by the grant of additional cable franchises by governmental authorities that enable competing operators to build cable systems in areas in which TWC Inc. holds franchises;

•	greater than expected increases in programming or other costs, including costs of new products and services, or difficulty in passing such costs to subscribers;

•	increases in government regulation of video services, including regulation that limits cable operators’ ability to raise rates, that requires that particular programming be carried or offered in a particular manner (for instance, “a la carte” or “multicast must-carry”), or that dictates set-top box or other equipment features, functionalities or specifications;

•	government regulation of other services, such as high-speed data and voice services, including regulation that results in the imposition of pole fees for such services that are higher than those permissible for video services;

•	government regulation that dictates the manner in which it operates its cable systems or determines what to offer, such as the imposition of “forced access” rules or common carrier type requirements;

•	increased difficulty in obtaining franchise renewals;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or by the failure of new services, such as digital cable service, high-speed data services, voice service or video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected or to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers;

•	changes in technology and failure to anticipate technological developments or to choose and implement technologies appropriately;

•	unanticipated funding obligations relating to its cable joint ventures;

•	a future decision by the FCC or Congress to require cable operators to contribute to the federal “Universal Service Fund” based on the provision of cable modem service, which could raise the price of cable modem service and impair TWC Inc.’s competitive position;

•	the award of franchises or similar grants of rights through state or federal legislation that would allow competitors of cable providers to offer video service on terms substantially more favorable than those afforded existing cable

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
operators (e.g., without the need to obtain local franchise approval or to comply with local franchising regulations as cable operators currently must);

•	the risk of business interruption caused by computer viruses, worms or other malicious activity, weather events, natural disasters, terrorist attacks, third-party supplier failures, or unforeseen events, as well as the cost of repairing damage caused by such events; and

•	the ability to maintain, and the cost of maintaining, the privacy and security of company and customer information.
     For Time Warner’s filmed entertainment businesses:
•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of the filmed entertainment businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that facilitate theft and unlawful distribution of the Company’s copyrighted works and by legal and practical limitations on the ability to enforce the Company’s intellectual property rights;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop successful business models for the secure delivery of filmed entertainment products in a digital environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the risk that marketing costs associated with theatrical film releases in a highly competitive marketplace will increase;

•	with respect to television programming, increased competition in viewership for broadcast programming due to the increasing number of cable and pay television services;

•	with respect to home video, the threat that an impending format war over the next generation of high definition DVD product might prevent a smooth transition from the current DVD product to the next generation, thereby fragmenting and diminishing the potential market while harming current DVD sales as the industry and consumers wait to see which format or formats will prevail;

•	growth in domestic DVD sales may level as player penetration approaches maturation; and

•	the ability to maintain an ad supported commercial television model in the face of challenges posed by increased consumer usage of digital video recorders or other technologies that change the nature of the advertising and other markets for television products.
     For Time Warner’s network businesses:
•	increased competition from large media companies whose increasing scale could result in competitive advantages, including competitive advantages in advertising sales, promotions, programming and other areas;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
•	greater than expected newsgathering, programming or production costs;

•	increased resistance by cable and satellite distributors to wholesale price increases;

•	the negative impact on premium programmers of greater than anticipated basic cable rate increases to consumers;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cycles and to new media technologies;

•	the negative impact of further consolidation of multiple-system cable operators;

•	theft and unlawful distribution of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of digital video recorders or other technologies that change the nature of television advertising;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership, as well as the possible loss of viewers, as a result of the increased number of programming services and the increased popularity of alternatives to television.

For Time Warner’s publishing businesses:

•	declines in spending levels by advertisers and consumers;

•	the ability in a challenging environment to continue to develop new profitable sources of circulation;

•	substantial postal rate increases expected during the first quarter of 2006;

•	further increases in paper prices;

•	increased costs and business disruption resulting from instability in the newsstand distribution channel;

•	increased competition from new magazine entrants, which may have an impact on its most profitable magazines, including People;

•	risks associated with changes in foreign currency exchange rates;

•	changes in government regulation of direct marketing;

•	receipt of information identifying debit card purchasers which may require changes in payment acceptance procedures for such purchasers, which could decrease subscription renewals;

•	the introduction and increased popularity over the long term of alternative technologies for the distribution of news and information; and

•	changes in ABC rules that may require reclassification of certain subscriptions, which may have an adverse effect on spending by advertisers.
     For Time Warner generally, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, failure to

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
meet earnings expectations, significant acquisitions such as the pending Adelphia acquisition or other transactions such as the proposed redemption of Comcast’s interests in TWC Inc. and TWE, economic slowdowns, the impact of terrorist acts and hostilities in Iraq and elsewhere in the world, increased expenses as a result of the securities litigation pending against Time Warner, as well as the risk of costs associated with judgments in or additional settlements of such matters, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

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
Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2005, the Company’s AOL segment implemented a new general ledger and consolidation system and certain other related financial information systems. Except for the described systems implementation at the AOL segment, which is expected to enhance the Company’s systems of internal control, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2005	2004
	(millions, except
	per share amounts)
ASSETS

Current assets
Cash and equivalents	$7,959	$6,139
Restricted cash	150	150
Receivables, less allowances of $1.867 and $2.109 billion	5,260	5,512
Inventories	1,720	1,737
Prepaid expenses and other current assets	1,108	920

Total current assets	16,197	14,458
Noncurrent inventories and film costs	4,973	4,415
Investments, including available-for-sale securities	3,538	4,703
Property, plant and equipment, net	13,345	13,094
Intangible assets subject to amortization, net	3,576	3,892
Intangible assets not subject to amortization	39,701	39,656
Goodwill	40,268	39,667
Other assets	3,004	3,273

Total assets	$124,602	$123,158

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,273	$1,339
Participations payable	2,078	2,580
Royalties and programming costs payable	1,148	1,018
Deferred revenue	1,559	1,653
Debt due within one year	1,646	1,672
Other current liabilities	8,236	6,468
Current liabilities of discontinued operations	43	50

Total current liabilities	15,983	14,780
Long-term debt	18,739	20,703
Deferred income taxes	14,604	14,943
Deferred revenue	706	749
Mandatorily convertible preferred stock	—	1,500
Other liabilities	5,488	4,160
Noncurrent liabilities of discontinued operations	7	38
Minority interests	5,689	5,514
Commitments and contingencies (Note 10)

Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 87.2 and 105.7 million shares outstanding	1	1
Time Warner common stock, $0.01 par value, 4.590 and 4.483 billion shares outstanding	46	45
Paid-in-capital	157,569	156,252
Accumulated other comprehensive income, net	99	106
Accumulated deficit	(94,329)	(95,633)

Total shareholders’ equity	63,386	60,771

Total liabilities and shareholders’ equity	$124,602	$123,158

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions, except per share amounts)
Revenues:
Subscription	$5,535	$5,368	$16,645	$16,168
Advertising	1,776	1,646	5,443	4,939
Content	2,938	2,648	8,837	9,002
Other	289	273	840	871

Total revenues (a)	10,538	9,935	31,765	30,980
Costs of revenues (a)	(6,054)	(5,646)	(18,303)	(17,959)
Selling, general and administrative (a)	(2,564)	(2,538)	(7,663)	(7,498)
Amortization of intangible assets	(144)	(156)	(446)	(467)
Legal reserves related to securities litigation and government investigations	—	(500)	(3,000)	(500)
Merger-related and restructuring costs	(5)	—	(28)	2
Asset impairments	—	—	(24)	(10)
Gains on disposal of assets, net	—	13	18	14

Operating income	1,771	1,108	2,319	4,562
Interest expense, net (a)	(282)	(372)	(952)	(1,159)
Other income, net	9	304	1,109	368
Minority interest expense, net	(71)	(54)	(202)	(172)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,427	986	2,274	3,599
Income tax provision	(530)	(492)	(735)	(1,511)

Income before discontinued operations and cumulative effect of accounting change	897	494	1,539	2,088
Discontinued operations, net of tax	—	5	—	115

Income before cumulative effect of accounting change	897	499	1,539	2,203
Cumulative effect of accounting change, net of tax	—	—	—	34

Net income	$897	$499	$1,539	$2,237

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.19	$0.11	$0.33	$0.46
Discontinued operations	—	—	—	0.02
Cumulative effect of accounting change	—	—	—	0.01

Basic net income per common share	$0.19	$0.11	$0.33	$0.49

Average basic common shares	4,683.4	4,573.3	4,652.4	4,561.4

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.19	$0.10	$0.33	$0.44
Discontinued operations	—	0.01	—	0.03
Cumulative effect of accounting change	—	—	—	0.01

Diluted net income per common share	$0.19	$0.11	$0.33	$0.48

Average diluted common shares	4,723.6	4,713.1	4,722.7	4,708.2

Cash dividends declared per share of common stock	$0.05	$—	$0.05	$—

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$66	$86	$182	$195
Costs of revenues	(108)	(97)	(247)	(219)
Selling, general and administrative	10	7	28	23
Interest income, net	10	6	25	17
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited)

	2005	2004
	(millions)
OPERATIONS
Net income (a)	$1,539	$2,237
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(34)
Depreciation and amortization	2,441	2,385
Amortization of film costs	2,060	2,209
Asset impairments	24	10
Gain on investments and other assets, net	(1,081)	(364)
Equity in (income) losses of investee companies, net of cash distributions	(23)	3
Legal reserves related to securities litigation and government investigations	3,000	500
Changes in operating assets and liabilities, net of acquisitions (b)	(2,355)	(1,573)
Adjustments relating to discontinued operations	(8)	15

Cash provided by operations (c)	5,597	5,388

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(491)	(759)
Capital expenditures and product development costs	(2,259)	(2,021)
Investment proceeds from available-for-sale securities	991	239
Other investment proceeds	414	2,805

Cash provided (used) by investing activities	(1,345)	264

FINANCING ACTIVITIES
Borrowings	1,142	1,273
Debt repayments	(3,043)	(3,222)
Proceeds from exercise of stock options	275	272
Principal payments on capital leases	(94)	(148)
Repurchases of common stock	(485)	—
Dividends paid	(235)	—
Other	8	15

Cash used by financing activities	(2,432)	(1,810)

INCREASE IN CASH AND EQUIVALENTS	1,820	3,842
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,139	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$7,959	$6,882

(a)	Includes net income from discontinued operations of $115 million for the nine months ended September 30, 2004.

(b)	For the nine months ended September 30, 2005, includes a $300 million payment related to the government investigations.

(c)	For the nine months ended September 30, 2005, includes an approximate $36 million use of cash related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30,
(Unaudited)

	2005	2004
	(millions)
BALANCE AT BEGINNING OF PERIOD	$60,771	$56,213
Net income	1,539	2,237
Other comprehensive income (loss)(a)	(7)	351

Comprehensive income (b)	1,532	2,588
Conversion of mandatorily convertible preferred stock	1,500	—
Cash dividends ($0.05 per common share)	(235)	—
Common stock repurchases	(525)	—
Other (c)	343	509

BALANCE AT END OF PERIOD	$63,386	$59,310

(a)	Other comprehensive income (loss) for the nine months ended September 30, 2005 includes an adjustment of $475 million for foreign currency translation related to goodwill, including amounts that relate to prior periods (Note 6).

(b)	Comprehensive income was $1.366 billion and $883 million for the three months ended September 30, 2005 and 2004, respectively.

(c)	For the nine months ended September 30, 2005, primarily includes approximately $360 million for shares issued pursuant to stock option and other benefit plans (including the related income tax benefit of approximately $52 million) and an approximate $23 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (including the related income tax benefit of approximately $9 million). For the nine months ended September 30, 2004, includes approximately $410 million for shares issued pursuant to stock option and other benefit plans (including the related income tax benefit of approximately $83 million).
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
Recent Transactions
Legal Reserves Related to Securities Litigation
     In July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation and described in Note 10 below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court has scheduled the final approval hearing for February 22, 2006. At this time, there can be no assurance that the settlement of the securities class action litigation will receive final court approval. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005 Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its Securities and Exchange Commission (“SEC”) investigation transferred to the MSBI Settlement Fund.
     Although the Company has reached an agreement to settle the primary securities class action, other related litigation remains pending, including shareholder derivative actions, lawsuits alleging violations of the Employee Retirement Income Security Act (“ERISA”) and securities actions brought by individual shareholders. In the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the remaining related litigation matters pending against the Company. This $600 million amount continues to represent the Company’s current best estimate of its potential financial exposure in these matters.
     During the third quarter of 2005, the Company reached an oral understanding with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described in Note 10 below and in pages 38-42 of the 2004 Form 10-K (other than the actions alleging violations of ERISA described on page 39 of the 2004 Form 10-K). At present, this agreement is anticipated to provide an incremental recovery of approximately $200 million. Because the understanding and related documentation have not been completed, and in light of the continuing uncertainty as to what part, if any, of the incremental $200 million will ultimately be received by the Company, the Company has not given any accounting recognition for this incremental recovery at September 30, 2005. The understanding and related documentation are expected to be completed in the fourth quarter of 2005 (Note 10).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Common Stock Repurchase Program
     On July 29, 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period ending July 2007. On October 28, 2005, Time Warner’s Board of Directors increased the amount authorized to be repurchased under the stock repurchase program to an aggregate of up to $12.5 billion of common stock. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors including price and business and market conditions. From the program’s inception through September 30, 2005, the Company has repurchased approximately 29 million shares of common stock for approximately $525 million pursuant to a trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Common Stock Dividend
     On September 15, 2005, the Company paid a quarterly cash dividend of $0.05 per share on its common stock, to shareholders of record on August 31, 2005, totaling $235 million. Such dividend was the first dividend paid under the Company’s previously announced dividend program.
Magazine Circulation Practices Investigation
     Time Inc. received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with an investigation of certain magazine circulation-related practices. Time Inc. is responding to the subpoena and intends to cooperate with the investigation. Time Inc. has also informed its advertisers that it is reviewing and discussing with the Audit Bureau of Circulations (“ABC”) its reporting of sponsored sales subscriptions under ABC rules.
Investment in Google Inc.
     In May 2004, America Online, Inc. (“America Online” or “AOL”) exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google Inc. (“Google”). Each of these shares converted automatically into shares of Google’s Class B common stock immediately prior to the closing of Google’s initial public offering on August 24, 2004. In connection with this offering, America Online converted approximately 2.4 million shares of its Google Class B common stock into an equal number of shares of Google’s Class A common stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million in the third quarter of 2004. Beginning in March 2005, the Company entered into agreements to sell its remaining 5.1 million shares at an average share price of approximately $185. The sales under such agreements settled on May 3, 2005, and the Company received total cash consideration of approximately $940 million, resulting in a gain of approximately $925 million recognized in the second quarter of 2005, which is included as a component of Other income, net.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
exchange for interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers (as of December 31, 2004), as well as approximately $133 million in cash. TWC Inc., Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (“Cable Swaps”).
     After giving effect to the transactions, TWC Inc. will gain systems passing approximately 7.5 million homes (as of December 31, 2004), with approximately 3.5 million basic subscribers. TWC Inc. will then manage a total of approximately 14.4 million basic subscribers. Time Warner will own 84% of TWC Inc.’s common stock (including 83% of the outstanding TWC Inc. Class A Common Stock, which will become publicly traded at the time of closing, and all outstanding shares of TWC Inc. Class B Common Stock) and own a $2.9 billion indirect economic interest in TW NY, a subsidiary of TWC Inc.
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
     The purchase of Adelphia’s assets is not dependent on the closing of the Cable Swaps or the transactions contemplated by the TWC Inc. and TWE Redemption Agreements. Furthermore, if Comcast fails to obtain certain necessary governmental authorizations, TW NY has agreed that it will also acquire the cable operations of Adelphia that would have been acquired by Comcast, with the purchase price payable in cash or TWC Inc. stock at the Company’s discretion.
Amendments to Existing Arrangements
     In addition to entering into the agreements to purchase substantially all of Adelphia’s assets, the TWC Inc. and TWE Redemption Agreements and Cable Swaps described above, the Company and Comcast amended certain pre-existing agreements. The objective of these amendments is to terminate these agreements contingent upon the completion of the transactions provided for in the TWC Inc. and TWE Redemption Agreements described above. A brief description of these amendments is as follows:
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
     Tolling and Optional Redemption Agreement. On April 20, 2005, a subsidiary of TWC Inc., Comcast and certain of its affiliates entered into an amendment (the “Second Tolling Amendment”) to the Tolling and Optional Redemption Agreement, dated as of September 24, 2004, and previously amended on February 17, 2005. Pursuant to the Second Tolling Amendment, the parties agreed that if both the TWC Inc. and TWE Redemption Agreements terminate, TWC Inc. will redeem 23.8% of Comcast’s 17.9% ownership of TWC Inc. Class A common stock in exchange for 100% of the common stock of a TWC Inc. subsidiary that will own certain cable systems serving approximately 148,000 basic subscribers (as of December 31, 2004) plus approximately $422 million in cash.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Basis of Presentation
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2005 presentation.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.
     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves established for securities litigation matters, accounting for asset impairments, allowances for doubtful accounts, film ultimate revenues, video and magazine returns, business combinations, pensions and other postretirement benefits, income taxes and contingencies.
Interim Financial Statements
     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s 2004 Form 10-K.
Income Per Common Share
     Basic income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. Diluted income per common share adjusts basic income per common share for the effects of convertible securities, stock options, restricted shares, restricted stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The mandatorily convertible preferred stock was converted to common stock on March 31, 2005 (Note 4).
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions, except per share amounts)
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$897	$494	$1,539	$2,088

Average number of common shares outstanding — basic	4,683.4	4,573.3	4,652.4	4,561.4
Dilutive effect of stock options, restricted shares and restricted stock units	40.2	46.9	43.0	53.9
Dilutive effect of mandatorily convertible preferred stock	—	92.9	27.3	92.9

Average number of common shares outstanding — diluted	4,723.6	4,713.1	4,722.7	4,708.2

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.19	$0.11	$0.33	$0.46

Diluted	$0.19	$0.10	$0.33	$0.44

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
     The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. The fund is reflected as restricted cash on the Company’s accompanying consolidated balance sheet at December 31, 2004 and September 30, 2005. During October 2005, the $150 million was transferred by the Company into the settlement fund for the members of the class covered by the consolidated securities class action described above under the heading “Legal Reserves Related to Securities Litigation.”
     In addition, on March 21, 2005, the Company announced that the SEC has approved the Company’s proposed settlement, which resolves the SEC’s investigation of the Company. In the third quarter of 2004, the Company established $500 million in legal reserves related to the government investigations.
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
     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the pending settlement of the consolidated securities class action, the Company is using its best efforts to have the $300 million transferred to the settlement fund for the members of the class represented in the action. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s 2004 Form 10-K.
     The independent examiner has begun its review, which as a result of an extension, is expected to be completed in the second quarter of 2006. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(millions, except per share amounts)
Net income, as reported	$897	$499	$1,539	$2,237

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(81)	(151)	(232)

Pro forma net income	$860	$418	$1,388	$2,005

Basic net income per share:
As reported	$0.19	$0.11	$0.33	$0.49

Pro forma	$0.18	$0.09	$0.30	$0.44

Diluted net income per share:
As reported	$0.19	$0.11	$0.33	$0.48

Pro forma	$0.18	$0.09	$0.29	$0.43

     For purposes of these disclosures for the 2005 period, the Company has refined certain of its valuation approaches and inputs and believes such refinements are consistent with valuation techniques required under FAS 123R. As guidance and interpretations in the area of equity-based compensation evolve, the Company will continually assess its methodologies and processes in this area to ensure compliance with FAS 123R. Before the first quarter of 2005, the Company estimated the expected term of an option by computing the average period of time such options would remain outstanding from the grant date to the exercise date. The historical expected term was previously computed by segregating the employee base into two groups (senior executives and all other employees). Beginning in the first quarter of 2005, the Company began to use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise dates. In evaluating expected employee exercise behavior and related expected exercise dates, the Company separated employees into four groups based on the number of options they were granted. The weighted average expected term assumption used for the third quarter of 2005 was 4.79 years from the date of grant as compared to 3.48 years from the date of grant for the third quarter of 2004. In addition, historically during 2004, the volatility assumption was calculated using an average of historic and implied volatilities. Beginning in the first quarter of 2005, the Company determined the volatility assumption using implied volatilities based primarily on traded Time Warner options. The

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
weighted average volatility assumption used for the third quarter of 2005 was 25.8% as compared to a weighted average volatility of 34.0% for the third quarter of 2004. Had the Company used the methodologies employed in 2004 to estimate stock option valuation assumptions, the weighted average fair value of an option granted in 2005 would have increased by approximately 1%.
     Historically, the Company recognized pro forma stock-based compensation expense related to retirement-age-eligible employees over the award’s contractual vesting period. During the first quarter of 2005, based on recent accounting interpretations, the Company recorded a charge related to the accelerated amortization of the fair value of options granted in prior periods to certain retirement-age-eligible employees with no subsequent substantive service requirement (e.g., no substantive non-compete agreement). As a result, pro forma stock-based compensation expense for the nine months ended September 30, 2005 reflects approximately $20 million, net of tax, related to the accelerated amortization of the fair value of options granted in prior years to certain retirement-age-eligible employees with no subsequent substantive service requirement. In May 2005, the staff of the SEC announced that companies that previously followed the contractual vesting period approach must continue following that approach prior to adopting FAS 123R and apply the recent accounting interpretation to new grants that have retirement eligibility provisions only upon adoption of FAS 123R. As a result, pro forma stock-based compensation expense related to awards granted subsequent to March 31, 2005 has been determined using the contractual vesting period. For the three and nine months ended September 30, 2005, the impact of applying the contractual vesting period approach as compared to the approach noted in the recent accounting interpretations is not significant.
Conditional Asset Retirement Obligations
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for Time Warner no later than December 31, 2005. The application of FIN 47 is not expected to have a material impact on the Company’s consolidated financial statements.
Accounting for Rental Costs
     In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense and included in income from continuing operations. FSP 13-1 is effective for fiscal periods beginning after December 15, 2005. The provisions of FSP 13-1 are not expected to have a material impact on the Company’s consolidated financial statements.
2. SALE OF MUSIC SEGMENT
     On March 1, 2004, the Company sold its Warner Music Group (“WMG”) recorded music and Warner/Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations sold. The Company has presented the results of operations and financial condition of the former music operations as discontinued operations in the accompanying consolidated financial statements. As of September 30, 2005, there were $50 million of net liabilities associated with the former music operations recorded on the Company’s balance sheet. The liabilities are principally related to severance payments to former employees of the music operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Financial information of the music operations and adjustments to the initial estimates of the assets sold and liabilities assumed included in discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2004, are as follows (millions):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Total revenues	$—	$780
Pretax income (loss)	7	(9)
Income tax (expense) benefit	(2)	124
Net income	5	115
     As part of the sale of the WMG operations, the Company retained an option to reacquire a minority interest in the WMG recorded music and music publishing business. This option was accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In the first quarter of 2005, the Company entered into an agreement with WMG pursuant to which WMG agreed to a cash purchase of the Company’s option at the time of the WMG public offering at a price based on the initial public offering price per share, net of any underwriters’ discounts. As a result of the estimated public offering price range, the Company adjusted the value of the option in the first quarter of 2005 from $85 million to $165 million. In the second quarter of 2005, WMG’s registration statement was declared effective at a reduced price from its initial estimated range, and the Company received approximately $138 million from the sale of its option. As a result of these events, for the nine months ended September 30, 2005, the Company recorded a $53 million net gain related to this option, which is recorded in Other income, net, in the accompanying consolidated statement of operations.
3. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of:

	September 30,	December 31,
	2005	2004
	(millions)
Programming costs, less amortization	$2,811	$2,599
Videocassettes, DVDs, books, paper and other merchandise	536	522
Film costs — Theatrical:
Released, less amortization	817	893
Completed and not released	426	60
In production	844	843
Development and pre-production	70	51
Film costs — Television:
Released, less amortization	537	493
Completed and not released	211	191
In production	431	494
Development and pre-production	10	6

Total inventories and film costs (a)	6,693	6,152
Less: current portion of inventory (b)	(1,720)	(1,737)

Total noncurrent inventories and film costs	$4,973	$4,415

(a)	Does not include $2.974 billion and $3.137 billion of net film library costs as of September 30, 2005 and December 31, 2004, respectively, which are included in intangible assets subject to amortization in the accompanying consolidated balance sheet.

(b)	Current inventory as of September 30, 2005 and December 31, 2004, is comprised primarily of programming inventory at the Networks segment ($1.181 billion and $1.215 billion, respectively), books, magazines, paper and other merchandise at the Publishing segment ($247 million and $199 million, respectively), DVDs, and videocassettes at the Filmed Entertainment segment ($286 million and $318 million, respectively) and general merchandise at the AOL segment ($6 million and $5 million, respectively).

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
5. SHAREHOLDERS’ EQUITY
     At September 30, 2005, shareholders’ equity of Time Warner included 87.2 million shares of Series LMCN-V common stock and 4.590 billion shares of common stock (net of approximately 111 million shares of common stock held in treasury). The outstanding shares of common stock include the 83,835,883 shares of common stock issued upon conversion of the one share of Series A Preferred Stock on March 31, 2005. Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met. During the first nine months of 2005, approximately 18.5 million shares of LMCN-V common stock were converted into an equal number of shares of common stock.
6. GOODWILL
     A summary of changes in the Company’s goodwill for the nine months ended September 30, 2005 by reportable segment is as follows (millions):

	December 31,	Acquisitions &		Currency Translation	September 30,
	2004	Adjustments(a)	Impairment(b)	Adjustments(c)	2005
AOL	$3,027	$18	$(24)	$135	$3,156
Cable	1,921	(2)	—	—	1,919
Filmed Entertainment	5,218	(1)	—	—	5,217
Networks	20,626	(38)	—	—	20,588
Publishing	8,875	173	—	340	9,388

Total	$39,667	$150	$(24)	$475	$40,268

(a)	Includes $111 million at the Publishing segment related to the preliminary purchase price allocation for the acquisition of the remaining ownership interest in Essence Communications Partners, $60 million at the Publishing segment related to the preliminary purchase price allocation for the acquisition of Grupo Editorial Expansión and $39 million at the Networks segment related to reversals of purchase accounting reserves.

(b)	Relates to the $24 million impairment charge of America Online Latin America, Inc. (“AOLA”) goodwill in the first quarter of 2005.

(c)	Includes an adjustment related to periods prior to January 1, 2005. This adjustment had no impact on consolidated net income or cash flows in the current or any prior period. In addition, the adjustment is not considered material to the consolidated assets or equity of the current or any prior period.

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
Three Months Ended September 30, 2005

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,665	$328	$—	$48	$2,041
Cable	2,262	133	—	—	2,395
Filmed Entertainment	—	1	2,620	29	2,650
Networks	1,344	705	304	45	2,398
Publishing	400	650	148	179	1,377
Intersegment elimination	(136)	(41)	(134)	(12)	(323)

Total revenues	$5,535	$1,776	$2,938	$289	$10,538

Three Months Ended September 30, 2004

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,840	$257	$—	$44	$2,141
Cable	1,993	128	—	—	2,121
Filmed Entertainment	—	2	2,461	40	2,503
Networks	1,275	651	221	41	2,188
Publishing	387	643	135	172	1,337
Intersegment elimination	(127)	(35)	(169)	(24)	(355)

Total revenues	$5,368	$1,646	$2,648	$273	$9,935

Nine Months Ended September 30, 2005

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$5,173	$959	$—	$139	$6,271
Cable	6,610	388	—	—	6,998
Filmed Entertainment	—	6	8,156	138	8,300
Networks	4,060	2,248	772	92	7,172
Publishing	1,202	1,963	445	509	4,119
Intersegment elimination	(400)	(121)	(536)	(38)	(1,095)

Total revenues	$16,645	$5,443	$8,837	$840	$31,765

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Nine Months Ended September 30, 2004

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$5,661	$692	$—	$156	$6,509
Cable	5,917	363	—	—	6,280
Filmed Entertainment	—	7	8,423	151	8,581
Networks	3,812	2,102	729	118	6,761
Publishing	1,164	1,880	370	513	3,927
Intersegment elimination	(386)	(105)	(520)	(67)	(1,078)

Total revenues	$16,168	$4,939	$9,002	$871	$30,980

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(millions)		(millions)
Intersegment Revenues (a)
AOL	$7	$15	$18	$45
Cable	12	11	32	37
Filmed Entertainment	161	159	539	493
Networks	119	148	440	443
Publishing	24	22	66	60

Total intersegment revenues	$323	$355	$1,095	$1,078

(a)	Intersegment revenues include intercompany Advertising revenues of $41 million and $35 million for the three months ended September 30, 2005 and 2004, respectively, and $121 million and $105 million for the nine months ended September 30, 2005 and 2004, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(millions)		(millions)
Operating Income before Depreciation and Amortization
AOL (a)	$481	$463	$1,557	$1,439
Cable	945	824	2,667	2,391
Filmed Entertainment	253	361	882	1,190
Networks (b)	766	635	2,188	2,031
Publishing (c)	288	264	811	791
Corporate (d)	(113)	(615)	(3,319)	(891)
Intersegment elimination	(19)	(27)	(26)	(4)

Total Operating Income before Depreciation and Amortization	$2,601	$1,905	$4,760	$6,947

(a)	For the nine months ended September 30, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, a $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions. For the three and nine months ended September 30, 2004, includes a gain of $13 million related to the sale of AOL Japan and a $10 million impairment charge related to a building that was held for sale.

(b)	For the nine months ended September 30, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams.

(c)	For the nine months ended September 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc. (“Time Life”), which was previously fully reserved due to concerns about recoverability. For the nine months ended September 30, 2004, includes an $8 million gain related to the sale of a building.

(d)	For the nine months ended September 30, 2005, includes $3 billion in legal reserves related to securities litigation. For the three and nine months ended September 30, 2004, includes $500 million in legal reserves related to the government investigations. For the nine months ended September 30, 2004, includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters, which includes a $14 million reversal in the third quarter of 2004 as a result of an agreement having been finalized to lease a portion of the space to the AOL business unit. For the three and nine months ended September 30, 2005, the Company reversed approximately $2 million and $5 million, respectively, of this charge, which was no longer required due to changes in estimates.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(136)	$(158)	$(426)	$(498)
Cable	(415)	(367)	(1,177)	(1,068)
Filmed Entertainment	(29)	(26)	(89)	(75)
Networks	(61)	(55)	(173)	(155)
Publishing	(32)	(27)	(98)	(90)
Corporate	(13)	(8)	(32)	(32)

Total depreciation of property, plant and equipment	$(686)	$(641)	$(1,995)	$(1,918)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(43)	$(44)	$(137)	$(127)
Cable	(18)	(19)	(57)	(56)
Filmed Entertainment	(53)	(53)	(157)	(159)
Networks	(6)	(6)	(18)	(17)
Publishing	(24)	(34)	(77)	(108)

Total amortization of intangible assets	$(144)	$(156)	$(446)	$(467)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(millions)		(millions)
Operating Income
AOL (a)	$302	$261	$994	$814
Cable	512	438	1,433	1,267
Filmed Entertainment	171	282	636	956
Networks (b)	699	574	1,997	1,859
Publishing (c)	232	203	636	593
Corporate (d)	(126)	(623)	(3,351)	(923)
Intersegment elimination	(19)	(27)	(26)	(4)

Total operating income	$1,771	$1,108	$2,319	$4,562

(a)	For the nine months ended September 30, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, a $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions. For the three and nine months ended September 30, 2004, includes a gain of $13 million related to the sale of AOL Japan and a $10 million impairment charge related to a building that was held for sale.

(b)	For the nine months ended September 30, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams.

(c)	For the nine months ended September 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. For the nine months ended September 30, 2004, includes an $8 million gain related to the sale of a building.

(d)	For the nine months ended September 30, 2005, includes $3 billion in legal reserves related to securities litigation. For the three and nine months ended September 30, 2004, includes $500 million in legal reserves related to the government investigations. For the nine months ended September 30, 2004, includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters, which includes a $14 million reversal in the third quarter of 2004 as a result of an agreement having been finalized to lease a portion of the space to the AOL business unit. For the three and nine months ended September 30, 2005, the Company reversed approximately $2 million and $5 million, respectively, of this charge, which was no longer required due to changes in estimates.

	September 30,	December 31,
	2005	2004
	(millions)
Assets
AOL	$5,988	$7,175
Cable	43,343	43,165
Filmed Entertainment	17,557	17,924
Networks	33,615	33,042
Publishing	14,487	14,012
Corporate	9,612	7,840

Total assets	$124,602	$123,158

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

	Domestic		International		Domestic		International
	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$34	$30	$5	$5	$101	$90	$15	$17
Interest cost	43	39	9	8	128	117	26	23
Expected return on plan assets	(52)	(43)	(10)	(9)	(156)	(130)	(31)	(27)
Amounts amortized	15	14	2	2	44	41	6	4

Net periodic benefit costs	$40	$40	$6	$6	$117	$118	$16	$17

Contributions	$5	$54	$22	$5	$14	$62	$30	$15

     In the fourth quarter, after considering the funded status of the Company’s domestic funded defined benefit plans, movements in benchmark interest rates, investment performance and related tax consequences, the Company may choose to make contributions to its defined benefit pension plans up to the maximum amount allowable under applicable IRS regulations, which is approximately $220 million. Currently, there are no minimum required contributions for domestic funded plans.
     For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid and are included in the table above. Expected benefit payments for domestic unfunded plans for 2005 are approximately $20 million. In addition, the Company expects to make contributions of approximately $35 million in connection with its international plans during the fourth quarter of 2005.
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
     As of September 30, 2005, out of the remaining liability of $31 million, $8 million was classified as a current liability, with the remaining $23 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2012.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Selected information relating to the restructuring costs included in the allocation of the cost to acquire Historic TW is as follows (millions):

	Employee	Other
	Termination	Exit Costs	Total
Initial accruals	$619	$412	$1,031

Restructuring liability as of December 31, 2003	$28	$36	$64
Cash paid — 2004 (a)	(14)	(7)	(21)
Noncash reductions — 2004 (b)	(2)	(3)	(5)

Restructuring liability as of December 31, 2004	12	26	38
Cash paid — 2005 (c)	(5)	(2)	(7)

Restructuring liability as of September 30, 2005	$7	$24	$31

(a)	Of the $21 million paid in 2004, $3 million was paid for the three months ended September 30, 2004 and $15 million was paid for the nine months ended September 30, 2004.

(b)	Noncash reductions represent adjustments to the restructuring accrual, with a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated. Of the $5 million in noncash reductions in 2004, no reductions were made during the three and nine months ended September 30, 2004.

(c)	Of the $7 million paid in 2005, $2 million was paid during the third quarter.
2005 Merger Costs
     For the three and nine months ended September 30, 2005, the Company incurred non-capitalizable merger-related costs of approximately $2 million at the Cable segment related to consulting fees covering integration planning for the proposed Adelphia acquisition. As of September 30, 2005, payments of $1 million have been made against this accrual. The remaining $1 million was classified as a current liability in the accompanying consolidated balance sheet.
Restructuring Costs
     In addition to the costs of activities related to the America Online — Historic TW Merger, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.
2005 Restructuring Costs
     For the three and nine months ended September 30, 2005, the Company incurred restructuring costs of $1 million and $31 million, respectively, at the Cable segment, primarily associated with the early retirement of certain senior executives and terminations due to the closure of certain news channels. The number of employees terminated as of September 30, 2005 was 67. These changes are part of TWC Inc.’s broader plans to simplify its organization and enhance its customer focus. TWC Inc. is in the process of executing this reorganization and expects to incur additional costs associated with this reorganization as it is implemented during the remainder of 2005. For both the three and nine months ended September 30, 2005, the Company also incurred restructuring costs of $2 million at the AOL segment primarily related to a lease termination.
     As of September 30, 2005, out of the remaining liability of $27 million, $11 million was classified as a current liability, with the remaining $16 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2011.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Selected information relating to the 2005 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
2005 accruals	$27	$6	$33
Cash paid — 2005 (a)	(5)	(1)	(6)

Remaining liability as of September 30, 2005	$22	$5	$27

(a)	Of the $6 million paid in 2005, approximately $3 million was paid during the third quarter.
2004 Restructuring Costs
     For the year ended December 31, 2004, the Company incurred restructuring costs of $55 million related to employee terminations at the AOL segment. The number of employees terminated was 861 (770 domestic and 91 internationally) and all of the terminations had occurred by the end of the first quarter of 2005. During the first quarter of 2005, the Company incurred additional restructuring costs of $3 million related to the AOL segment as a result of changes in estimates of previously established restructuring accruals.
     As of September 30, 2005, out of the remaining liability of $7 million, $4 million was classified as a current liability, with the remaining $3 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.
     Selected information relating to the 2004 restructuring costs is as follows (millions):

Employee
Terminations
2004 accruals	$55
Cash paid — 2004 (a)	(5)

Remaining liability as of December 31, 2004	50
Net additional accrual	1
Cash paid — 2005 (b)	(44)

Remaining liability as of September 30, 2005	$7

(a)	Of the $5 million paid in 2004, no payments were made during the three and nine months ended September 30, 2004.

(b)	Of the $44 million paid in 2005, no payments were made during the third quarter.
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
     As of September 30, 2005, out of the remaining liability of $13 million, $5 million was classified as a current liability, with the remaining liability of $8 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Selected information relating to the 2003 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
2003 accruals	$64	$45	$109
Cash paid — 2003	(17)	(1)	(18)

Remaining liability as of December 31, 2003	47	44	91
Cash paid — 2004 (a)	(42)	(4)	(46)
Noncash reductions - 2004 (b)	(2)	(3)	(5)

Remaining liability as of December 31, 2004	3	37	40
Cash paid — 2005 (c)	(3)	(16)	(19)
Noncash reductions - 2005 (b)	—	(8)	(8)

Remaining liability as of September 30, 2005	$—	$13	$13

(a)	Of the $46 million paid in 2004, $5 million was paid for the three months ended September 30, 2004 and $45 million was paid for the nine months ended September 30, 2004.

(b)	Noncash reductions reflect changes in estimates of previously established restructuring accruals. Of the $5 million noncash reductions in 2004, no reductions were made for the three and nine months ended September 30, 2004. Of the $8 million noncash reductions in 2005, no reductions were made during the third quarter.

(c)	Of the $19 million paid in 2005, $1 million was paid during the third quarter.
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
     As of September 30, 2005, out of the remaining liability of $16 million, $4 million was classified as a current liability, with the remaining liability of $12 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.
     Selected information relating to the 2002 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Initial accruals	$92	$235	$327

Remaining liability as of December 31, 2003	$52	$10	$62
Cash paid — 2004 (a)	(17)	(6)	(23)
Noncash reductions — 2004 (b)	(12)	—	(12)

Remaining liability as of December 31, 2004	23	4	27
Cash paid — 2005 (c)	(8)	(3)	(11)

Remaining liability as of September 30, 2005	$15	$1	$16

(a)	Of the $23 million paid in 2004, $4 million was paid for the three months ended September 30, 2004 and $21 million was paid for the nine months ended September 30, 2004.

(b)	During the second quarter of 2004, a $12 million severance accrual, initially established in 2002, was reversed in connection with the settlement of that accrual with the issuance of options to purchase stock of the Company. The obligation related to the option issuance was valued at $10 million and was reflected in shareholders’ equity.

(c)	Of the $11 million paid in 2005, $2 million was paid during the third quarter.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Other Charges
     In connection with relocating its Corporate headquarters, the Company recorded certain exit costs at the date various floors of the former headquarters facility were no longer being occupied by employees of the Company. During the first six months of 2004, the Company recorded a $67 million charge, of which $14 million was reversed in the third quarter of 2004 as a result of an agreement having been finalized to lease a portion of the space to the AOL business unit. Of the $53 million net charge, approximately $26 million relates to a noncash write-off of a fair value lease adjustment, which was established in purchase accounting at the time of the America Online - Historic TW Merger. For the three and nine months ended September 30, 2005, the Company reversed approximately $2 million and $5 million, respectively, of this charge, which was no longer required due to changes in estimates. The remaining amount primarily relates to the accrual of the expected loss on the sub-lease of the building, which is expected to be incurred over the remaining term of the lease of approximately nine years, and represents the present value of such obligations.
     Through September 30, 2005, payments and other miscellaneous adjustments of $26 million were made against this liability.
10. COMMITMENTS AND CONTINGENCIES
Securities Matters
   Consolidated Securities Class Action
     As of October 31, 2005, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, America Online. These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose America Online’s declining advertising revenues and that the Company and America Online inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under ERISA described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits filed by individual shareholders have also been (or are in the process of being) transferred and/or consolidated for pretrial proceedings.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the third quarter of 2005, the Company reached an agreement with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court has scheduled the final approval hearing for February 22, 2006. At this time, there can be no assurance that the settlement of the securities class action litigation will receive final court approval. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005 Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its SEC investigation transferred to the MSBI Settlement Fund.
   Other Related Securities Litigation Matters
     As of October 31, 2005, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part and denied in part the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company filed an answer to the consolidated ERISA complaint on May 20, 2005. The Company intends to defend against these lawsuits vigorously.
     As of October 31, 2005, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that America Online had declining advertising revenues, that the America Online-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On September 16, 2005, plaintiffs in that action filed a motion for leave to file a second amended complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. The Company intends to defend against these lawsuits vigorously.

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
     On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the America Online-Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles. On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction. The court issued a series of rulings on threshold issues presented by the motions to dismiss on May 12, July 22 and August 2, 2005. These rulings granted in part and denied in part the relief sought by defendants, subject to plaintiffs’ right to make a prima facie evidentiary showing to support certain dismissed claims. The Company intends to defend against these lawsuits vigorously.
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
     On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 8, 2004, the court granted in part the Company’s motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed. The Company answered the complaint on February 22, 2005. The Company intends to defend against this lawsuit vigorously.
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
     On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska, naming as defendants the Company, certain current and former officers, directors and employees of the Company, America Online, Historic TW, Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. On July 26, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On August 13, 2004, the Company filed a motion to dismiss plaintiffs’ complaint. On August 10, 2005, the court issued an order granting in part and denying in part the motions to dismiss for failure to state a claim. With respect to the jurisdictional motions, the court delayed its ruling 90 days to permit plaintiffs to conduct additional discovery and supplement the allegations in the complaint. On September 9, 2005, plaintiffs moved for leave to amend their complaint. That motion was granted by the court on October 10, 2005. The Company intends to defend against this lawsuit vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals; that appeal was fully briefed as of January 10, 2005. The Company intends to defend against this lawsuit vigorously.
     On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, America Online and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. On September 13, 2004, in a related matter, PurchasePro filed an adversary proceeding against the Company in the U.S. Bankruptcy Court for the District of Nevada alleging fraudulent conveyance and unjust enrichment in connection with PurchasePro warrants issued to the Company. On December 15, 2004, the Bankruptcy Court granted the Company’s motion to dismiss the complaint without prejudice. On January 26, 2005, PurchasePro filed an amended complaint. On March 18, 2005, PurchasePro filed a second amended complaint, and on June 29, 2005, the Bankruptcy Court denied the Company’s motion to dismiss the second amended complaint. The Company filed a motion for reconsideration on July 11, 2005. The parties thereafter reached a settlement. On August 29, 2005, PurchasePro filed a motion to approve the settlement agreement. The Court held a hearing on that motion on October 5, 2005 and entered a final order approving the settlement agreement on October 13, 2005.
     In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the remaining related litigation matters described in this section that are pending against the Company. This $600 million amount continues to represent the Company’s current best estimate of its potential financial exposure in the remaining related litigation matters, including the remaining individual shareholder suits, the derivative actions and the actions alleging violations of ERISA.
     During the third quarter of 2005, the Company reached an oral understanding with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above and in pages 38-42 of the 2004 Form 10-K (other than the actions alleging violations of ERISA described on page 39 of the 2004 Form 10-K). At present, this agreement is anticipated to provide an incremental recovery of approximately $200 million. Because the understanding and related documentation have not been completed, and in light of the continuing uncertainty as to what part, if any, of the incremental $200 million will ultimately be received by the Company, the Company has not given any accounting recognition for this incremental recovery at September 30, 2005. The understanding and related documentation are expected to be completed in the fourth quarter of 2005.
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
     The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. The fund is reflected as restricted cash on the Company’s accompanying consolidated balance sheet at December 31, 2004 and September 30, 2005. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund for the members of the class covered by the MSBI consolidated securities class action described above.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     The Company paid the $300 million penalty in March 2005; however, it will not be able to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the pending settlement of the consolidated securities class action, the Company is using its best efforts to have the $300 million transferred to the settlement fund for the members of the class represented in the action. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s 2004 Form 10-K.
     The independent examiner has begun its review, which as a result of an extension, is expected to be completed in the second quarter of 2006. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
Other Matters
     Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Inc. (“Warner Bros.”) in Brazil and acts as a service provider to the Warner Bros. home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of Sao Paulo, where WBS is based, have challenged this position. In some additional tax cases, WBS, often together with other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend all of these various tax cases vigorously, but is unable to predict the outcome of these suits.
     As of October 31, 2005, 22 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or America Online. Plaintiffs allege that America Online violated various consumer protection laws by charging members for services or goods without authorization, including unauthorized secondary accounts offered in connection with America Online’s “Spin-Off a Second Account” (“SOSA”) program, and/or by continuing to charge members for services after receiving requests for cancellation. Motions to dismiss have been denied in O’Leary v. America Online, Inc., which was filed in the Circuit Court for St. Clair County, Illinois, and White v. America Online, Inc., which was filed in the Circuit Court for Madison County, Illinois. Eleven class actions involving SOSA accounts have been transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Central District of California for consolidated or coordinated pretrial proceedings (In re America Online Spin-Off Accounts Litigation), and the Company’s motion to dismiss that complaint has been denied. On January 5, 2004, the SOSA case pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in the plaintiffs’ Member Agreement with AOL. On

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
February 17, 2005, the Washington Court of Appeals reversed the lower court’s dismissal. The Company’s petition for an appeal to the Washington Supreme Court is pending. On October 12, 2004, the SOSA case pending in the Court of Common Pleas of Hamilton County, Ohio, titled Robert Schwartz v. America Online, Inc., was dismissed based on the forum selection clause and that dismissal is now final. McCall v America Online, Inc., the SOSA case which was pending in the Superior Court of Cape May County, New Jersey, has been voluntarily dismissed. America Online has filed or will file motions to dismiss in the remaining cases. On April 7, 2005, the Circuit Court for St. Clair County, Illinois entered orders that permit an amended filing and consolidation of several cases and preliminarily approve a proposed nationwide class settlement, over the objection of counsel in several other cases. Plaintiff in the consolidated action in California subsequently obtained an injunction from the California district court that purports to bar the parties from seeking final approval of that settlement. America Online filed an expedited appeal of this decision before the U.S. Court of Appeals for the Ninth Circuit. America Online has since engaged in mediation with plaintiffs in both the consolidated California action and the Illinois action, and the parties have agreed upon certain modifications to the proposed nationwide settlement. The proposed settlement, in both its original and modified form, is not material to the Company. On October 20, 2005, plaintiffs’ counsel in the California action filed a motion to dissolve the previously-obtained injunction.
     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against America Online and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The trial court has set a January 22, 2006 scheduling conference for the remaining individual claims. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.
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
     On October 7, 2003, Kim Sevier and Eric M. Payne vs. Time Warner Inc. and Time Warner Cable Inc., a putative nationwide consumer class action, was filed in the U.S. District Court for the Southern District of New York, and on October 23, 2003, Heidi D. Knight v. Time Warner Inc. and Time Warner Cable Inc., also a putative nationwide consumer class action, was filed in the same court. In each case, the plaintiffs allege that defendants unlawfully tie the provision of high-speed cable Internet service to leases of cable modem equipment, because they do not provide a discount to customers who provide their own cable modems, in violation of Section 1 of the Sherman Act and the New York Donnelly Act, and, further, that defendants’ conduct resulted in unjust enrichment. This matter has been settled on terms that are not material to the Company. The district court granted final approval of the settlement on September 17, 2005.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company has opposed. This lawsuit has been settled on terms that are not material to the Company. The court granted preliminary approval of the class settlement on October 25, 2005.
     Time Inc. has received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with an investigation of certain magazine circulation-related practices. Time Inc. is responding to the subpoena and intends to cooperate with the investigation. Time Inc. has also informed its advertisers that it is reviewing and discussing with the ABC its reporting of sponsored sales subscriptions under ABC rules.
     On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Productions Inc. and New Line Cinema Corporation (collectively “New Line”), wholly owned subsidiaries of the Company. The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.
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
     From time to time, the Company receives notices from third parties claiming that it infringes their intellectual property rights. Claims of intellectual property infringement could require Time Warner to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, certain agreements entered into by the Company may require the Company to indemnify the other party for certain third-party intellectual property infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time-consuming and costly.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash payments and receipts is as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(millions)
Cash payments made for interest	$(1,090)	$(1,143)
Interest income received	174	76

Cash interest expense, net	$(916)	$(1,067)

Cash payments made for income taxes	$(423)	$(372)
Income tax refunds received	62	92

Cash taxes, net	$(361)	$(280)

Interest Expense, Net
     Interest expense, net, consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(millions)		(millions)
Interest income	$106	$59	$269	$153
Interest expense	(388)	(431)	(1,221)	(1,312)

Total interest expense, net	$(282)	$(372)	$(952)	$(1,159)

Other Income, Net
     Other income, net, consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(millions)		(millions)
Investment gains, net	$10	$296	$1,015	$342
Net gain on WMG option	—	—	53	—
Income (loss) on equity method investees	(7)	1	40	33
Losses on accounts receivable securitization programs	(10)	(6)	(26)	(15)
Miscellaneous	16	13	27	8

Total other income, net	$9	$304	$1,109	$368

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Other Current Liabilities
     Other current liabilities consist of:

	September 30,	December 31,
	2005	2004
	(millions)
Accrued expenses (a)	$6,981	$5,050
Accrued compensation	1,132	1,261
Accrued income taxes	123	157

Total other current liabilities	$8,236	$6,468

(a)	At September 30, 2005, includes $3.150 billion in legal reserves related to securities litigation and the DOJ settlement. At December 31, 2004, amount includes $450 million in legal reserves related to the DOJ settlement and SEC investigation.

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
Consolidating Statement of Operations
For The Three Months Ended September 30, 2005

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,345	$—	$—	$269	$8,994	$(70)	$10,538

Costs of revenues	—	(633)	—	—	(136)	(5,353)	68	(6,054)
Selling, general and administrative	(13)	(486)	(13)	(5)	(45)	(2,005)	3	(2,564)
Amortization of intangible assets	—	(7)	—	—	—	(137)	—	(144)
Merger-related and restructuring costs	—	(2)	—	—	—	(3)	—	(5)

Operating income (loss)	(13)	217	(13)	(5)	88	1,496	1	1,771
Equity in pretax income (loss) of consolidated subsidiaries	1,519	57	1,265	1,148	283	—	(4,272)	—
Interest income (expense), net	(93)	—	(22)	(199)	(23)	56	(1)	(282)
Other income (expense), net	14	15	(1)	1	39	51	(110)	9
Minority interest expense, net	—	—	—	—	—	(71)	—	(71)

Income (loss) before income taxes	1,427	289	1,229	945	387	1,532	(4,382)	1,427
Income tax benefit (provision)	(530)	(85)	(229)	(133)	(133)	(344)	924	(530)

Net income (loss)	$897	$204	$1,000	$812	$254	$1,188	$(3,458)	$897

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Operations
For The Three Months Ended September 30, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,507	$—	$—	$255	$8,212	$(39)	$9,935

Costs of revenues	—	(777)	—	—	(139)	(4,775)	45	(5,646)
Selling, general and administrative	(12)	(516)	(12)	(5)	(32)	(1,963)	2	(2,538)
Amortization of intangible assets	—	(12)	—	—	—	(144)	—	(156)
Legal reserves related to government investigations	(500)	—	—	—	—	—	—	(500)
Gains on disposal of assets, net	—	13	—	—	—	—	—	13

Operating income (loss)	(512)	215	(12)	(5)	84	1,330	8	1,108
Equity in pretax income (loss) of consolidated subsidiaries	1,635	14	1,258	1,054	324	—	(4,285)	—
Interest expense, net	(151)	(1)	(22)	(143)	(14)	(36)	(5)	(372)
Other income (expense), net	14	172	1	—	36	196	(115)	304
Minority interest expense, net	—	—	—	—	—	(54)	—	(54)

Income (loss) before income taxes and discontinued operations	986	400	1,225	906	430	1,436	(4,397)	986
Income tax benefit (provision)	(492)	(176)	(565)	(468)	(135)	(650)	1,994	(492)

Income (loss) before discontinued operations	494	224	660	438	295	786	(2,403)	494
Discontinued operations, net of tax	5	—	5	5	—	5	(15)	5

Net income (loss)	$499	$224	$665	$443	$295	$791	$(2,418)	$499

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2005

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$4,158	$—	$—	$820	$26,921	$(134)	$31,765

Costs of revenues	—	(1,937)	—	—	(388)	(16,102)	124	(18,303)
Selling, general and administrative	(35)	(1,432)	(35)	(15)	(138)	(6,023)	15	(7,663)
Amortization of intangible assets	—	(23)	—	—	—	(423)	—	(446)
Legal reserves related to securities litigation	(3,000)	—	—	—	—	—	—	(3,000)
Merger-related and restructuring costs	—	8	—	—	—	(36)	—	(28)
Asset impairments	—	—	—	—	—	(24)	—	(24)
Gains on disposal of assets, net	—	8	—	—	1	9	—	18

Operating income (loss)	(3,035)	782	(35)	(15)	295	4,322	5	2,319
Equity in pretax income (loss) of consolidated subsidiaries	5,605	129	3,793	3,376	887	—	(13,790)	—
Interest income (expense), net	(336)	(8)	(66)	(561)	(62)	81	—	(952)
Other income (expense), net	40	957	51	1	113	294	(347)	1,109
Minority interest expense, net	—	—	—	—	—	(202)	—	(202)

Income (loss) before income taxes	2,274	1,860	3,743	2,801	1,233	4,495	(14,132)	2,274
Income tax benefit (provision)	(735)	(661)	(1,130)	(776)	(464)	(1,421)	4,452	(735)

Net income (loss)	$1,539	$1,199	$2,613	$2,025	$769	$3,074	$(9,680)	$1,539

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2004

								Time
	Time	America	Historic	TW		Non-Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$4,622	$—	$—	$753	$25,738	$(133)	$30,980

Costs of revenues	—	(2,391)	—	—	(374)	(15,322)	128	(17,959)
Selling, general and administrative	(42)	(1,538)	(42)	(19)	(118)	(5,744)	5	(7,498)
Amortization of intangible assets	—	(29)	—	—	—	(438)	—	(467)
Legal reserves related to government investigations	(500)	—	—	—	—	—	—	(500)
Merger-related and restructuring costs	—	2	—	—	—	—	—	2
Asset impairments	—	(10)	—	—	—	—	—	(10)
Gains (losses) on disposal of assets, net	—	13	—	—	(7)	8	—	14

Operating income (loss)	(542)	669	(42)	(19)	254	4,242	—	4,562
Equity in pretax income (loss) of consolidated subsidiaries	4,583	50	3,772	3,092	1,048	—	(12,545)	—
Interest expense, net	(470)	(35)	(68)	(406)	(43)	(137)	—	(1,159)
Other income (expense), net	28	232	(2)	(1)	103	361	(353)	368
Minority interest expense, net	—	—	—	—	—	(172)	—	(172)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	3,599	916	3,660	2,666	1,362	4,294	(12,898)	3,599
Income tax benefit (provision)	(1,511)	(390)	(1,499)	(1,145)	(490)	(1,745)	5,269	(1,511)

Income (loss) before discontinued operations and cumulative effect of accounting change	2,088	526	2,161	1,521	872	2,549	(7,629)	2,088
Discontinued operations, net of tax	115	—	115	115	—	115	(345)	115

Income (loss) before cumulative effect of accounting change	2,203	526	2,276	1,636	872	2,664	(7,974)	2,203
Cumulative effect of change, net of tax	34	34	—	—	—	34	(68)	34

Net income (loss)	$2,237	$560	$2,276	$1,636	$872	$2,698	$(8,042)	$2,237

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Balance Sheet
September 30, 2005

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$7,460	$4	$(3)	$61	$19	$418	$—	$7,959
Restricted cash	—	150	—	—	—	—	—	150
Receivables, net	26	217	—	—	—	5,017	—	5,260
Inventories	—	3	—	—	4	1,713	—	1,720
Prepaid expenses and other current assets	150	85	19	—	13	841	—	1,108

Total current assets	7,636	459	16	61	36	7,989	—	16,197
Noncurrent inventories and film costs	—	—	—	—	—	4,973	—	4,973
Investments in and amounts due to and from consolidated subsidiaries	82,091	1,203	78,103	65,617	17,605	—	(244,619)	—
Investments, including available-for-sale securities	28	152	284	—	402	4,308	(1,636)	3,538
Property, plant and equipment, net	522	949	—	—	144	11,730	—	13,345
Intangible assets subject to amortization, net	—	18	—	—	—	3,558	—	3,576
Intangible assets not subject to amortization	—	—	—	—	641	39,060	—	39,701
Goodwill	—	1,477	—	—	2,626	36,165	—	40,268
Other assets	1,082	241	602	—	22	2,047	(990)	3,004

Total assets	$91,359	$4,499	$79,005	$65,678	$21,476	$109,830	$(247,245)	$124,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6	$73	$—	$—	$40	$1,154	$—	$1,273
Participations payable	—	—	—	—	—	2,078	—	2,078
Royalties and programming costs payable	—	14	—	—	—	1,134	—	1,148
Deferred revenue	—	322	—	—	—	1,237	—	1,559
Debt due within one year	1,000	76	—	551	—	19	—	1,646
Other current liabilities	3,685	857	94	80	32	3,643	(155)	8,236
Current liabilities of discontinued operations	—	—	—	—	—	43	—	43

Total current liabilities	4,691	1,342	94	631	72	9,308	(155)	15,983
Long-term debt	8,961	123	1,488	4,186	318	4,653	(990)	18,739
Debt due (from) to affiliates	(990)	—	—	—	1,647	990	(1,647)	—
Deferred income taxes	14,604	(39)	14,643	13,158	1,565	14,723	(44,050)	14,604
Deferred revenue	—	—	—	—	—	706	—	706
Other liabilities	707	54	1,146	311	259	4,265	(1,254)	5,488
Noncurrent liabilities of discontinued operations	—	—	—	—	—	7	—	7
Minority interests	—	—	—	—	—	7,027	(1,338)	5,689
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(2,138)	(3,414)	(5,216)	(4,754)	(15,055)	30,577	—
Other shareholders’ equity	63,386	5,157	65,048	52,608	22,369	83,206	(228,388)	63,386

Total shareholders’ equity	63,386	3,019	61,634	47,392	17,615	68,151	(197,811)	63,386

Total liabilities and shareholders’ equity	$91,359	$4,499	$79,005	$65,678	$21,476	$109,830	$(247,245)	$124,602

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Balance Sheet
December 31, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$5,568	$12	$(1)	$84	$(15)	$491	$—	$6,139
Restricted cash	—	150	—	—	—	—	—	150
Receivables, net	30	201	—	(2)	(7)	5,290	—	5,512
Inventories	—	3	—	—	5	1,729	—	1,737
Prepaid expenses and other current assets	50	113	—	—	4	753	—	920

Total current assets	5,648	479	(1)	82	(13)	8,263	—	14,458
Noncurrent inventories and film costs	—	—	—	—	—	4,415	—	4,415
Investments in and amounts due to and from consolidated subsidiaries	79,253	860	84,668	72,077	17,646	—	(254,504)	—
Investments, including available-for-sale securities	19	1,175	381	—	397	4,149	(1,418)	4,703
Property, plant and equipment, net	538	1,085	—	—	107	11,364	—	13,094
Intangible assets subject to amortization, net	—	38	—	—	—	3,854	—	3,892
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,795	1,477	—	—	2,795	33,600	—	39,667
Other assets	1,165	331	653	—	23	2,156	(1,055)	3,273

Total assets	$88,418	$5,445	$85,701	$72,159	$21,596	$106,816	$(256,977)	$123,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8	$96	$—	$—	$2	$1,233	$—	$1,339
Participations payable	—	—	—	—	—	2,580	—	2,580
Royalties and programming costs payable	—	21	—	—	2	995	—	1,018
Deferred revenue	—	371	—	—	—	1,282	—	1,653
Debt due within one year	1,000	112	—	502	2	56	—	1,672
Other current liabilities	909	897	17	184	129	4,341	(9)	6,468
Current liabilities of discontinued operations	—	—	—	—	—	50	—	50

Total current liabilities	1,917	1,497	17	686	135	10,537	(9)	14,780
Long-term debt	10,024	154	1,483	4,752	320	5,026	(1,056)	20,703
Debt due (from) to affiliates	(1,056)	—	—	—	1,647	1,056	(1,647)	—
Deferred income taxes	14,943	(175)	15,118	13,349	1,849	15,198	(45,339)	14,943
Deferred revenue	—	2	—	—	—	747	—	749
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	319	65	689	—	13	3,074	—	4,160
Noncurrent liabilities of discontinued operations	—	—	20	—	—	18	—	38
Minority interests	—	—	—	—	—	6,981	(1,467)	5,514
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(454)	(1,544)	(4,700)	(3,963)	(23,018)	33,679	—
Other shareholders’ equity	60,771	4,356	69,918	58,072	21,595	87,197	(241,138)	60,771

Total shareholders’ equity	60,771	3,902	68,374	53,372	17,632	64,179	(207,459)	60,771

Total liabilities and shareholders’ equity	$88,418	$5,445	$85,701	$72,159	$21,596	$106,816	$(256,977)	$123,158

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2005

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$1,539	$1,199	$2,613	$2,025	$769	$3,074	$(9,680)	$1,539
Adjustments for noncash and nonoperating items:
Depreciation and amortization	32	384	—	—	27	1,998	—	2,441
Amortization of film costs	—	—	—	—	—	2,060	—	2,060
Asset impairments	—	—	—	—	—	24	—	24
(Gain) loss on investments and other assets, net	—	(946)	(53)	—	13	(95)	—	(1,081)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(5,604)	(129)	(3,793)	(3,377)	(887)	—	13,790	—
Equity in (income) losses of investee companies, net of cash distributions	—	(2)	—	—	2	(23)	—	(23)
Legal reserves related to securities litigation	3,000	—	—	—	—	—	—	3,000
Changes in operating assets and liabilities, net of acquisitions	4,514	705	2,983	2,345	1,039	(1,398)	(12,543)	(2,355)
Adjustments relating to discontinued operations	—	—	—	—	—	(8)	—	(8)

Cash provided (used) by operations	3,481	1,211	1,750	993	963	5,632	(8,433)	5,597
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(70)	(20)	—	(65)	(336)	—	(491)
Advances to parents and consolidated subsidiaries	(65)	—	—	(4)	—	—	69	—
Capital expenditures and product development costs	(21)	(244)	—	—	(72)	(1,922)	—	(2,259)
Investment proceeds from available-for-sale-securities	—	965	—	—	—	26	—	991
Other investment proceeds	—	41	138	—	—	235	—	414

Cash provided (used) by investing activities	(86)	692	118	(4)	(137)	(1,997)	69	(1,345)
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,142	—	1,142
Debt repayments	(1,000)	(1)	—	(500)	—	(1,542)	—	(3,043)
Change due to/from parent	(66)	(1,821)	(1,870)	(512)	(790)	(3,305)	8,364	—
Proceeds from exercise of stock options	275	—	—	—	—	—	—	275
Principal payments on capital leases	—	(89)	—	—	(2)	(3)	—	(94)
Repurchases of common stock	(485)	—	—	—	—	—	—	(485)
Dividends paid	(235)	—	—	—	—	—	—	(235)
Other	8	—	—	—	—	—	—	8

Cash provided (used) by financing activities	(1,503)	(1,911)	(1,870)	(1,012)	(792)	(3,708)	8,364	(2,432)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,892	(8)	(2)	(23)	34	(73)	—	1,820

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,568	12	(1)	84	(15)	491	—	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$7,460	$4	$(3)	$61	$19	$418	$—	$7,959

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2004

						Non-		Time
	Time	America	Historic	TW		Guarantor		Warner
	Warner	Online	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$2,237	$560	$2,276	$1,636	$872	$2,698	$(8,042)	$2,237
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(34)	(34)	—	—	—	(34)	68	(34)
Depreciation and amortization	32	458	—	—	18	1,877	—	2,385
Amortization of film costs	—	—	—	—	—	2,209	—	2,209
Asset impairments	—	10	—	—	—	—	—	10
Gain (loss) on investments and other assets, net	—	(243)	—	—	(105)	(16)	—	(364)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(4,582)	(50)	(3,772)	(3,092)	(1,048)	—	12,544	—
Equity in (income) losses of investee companies, net of cash distributions	—	(6)	—	—	(6)	15	—	3
Legal reserves related to government investigations	500	—	—	—	—	—	—	500
Changes in operating assets and liabilities, net of acquisitions	6,156	341	6,837	6,161	1,182	1,049	(23,299)	(1,573)
Adjustments relating to discontinued operations	—	—	—	—	—	15	—	15

Cash provided (used) by operations	4,309	1,036	5,341	4,705	913	7,813	(18,729)	5,388
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(490)	—	—	(53)	(216)	—	(759)
Advances to parents and consolidated subsidiaries	(50)	—	(3)	(1)	(42)	—	96	—
Capital expenditures and product development costs	(115)	(244)	—	—	(75)	(1,587)	—	(2,021)
Investment proceeds from available-for-sale-securities	—	239	—	—	—	—	—	239
Other investment proceeds	—	63	—	—	146	2,596	—	2,805

Cash provided (used) by investing activities	(165)	(432)	(3)	(1)	(24)	793	96	264
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,273	—	1,273
Debt repayments	—	(138)	—	(302)	(450)	(2,332)	—	(3,222)
Change due to/from parent	8	(271)	(5,339)	(4,433)	(496)	(8,102)	18,633	—
Proceeds from exercise of stock options	272	—	—	—	—	—	—	272
Principal payments on capital leases	—	(140)	—	—	—	(8)	—	(148)
Other	15	—	—	—	—	—	—	15

Cash provided (used) by financing activities	295	(549)	(5,339)	(4,735)	(946)	(9,169)	18,633	(1,810)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	4,439	55	(1)	(31)	(57)	(563)	—	3,842

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,208	(39)	(1)	89	52	731	—	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$6,647	$16	$(2)	$58	$(5)	$168	$—	$6,882

Part II. Other Information
Item 1. Legal Proceedings.
Securities Matters
  Consolidated Securities Class Action
     Reference is made to the shareholder class action lawsuits described on page 38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) and page 57 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “June 2005 Form 10-Q”). During the third quarter of 2005, the Company reached an agreement with the lead plaintiff, the Minnesota State Board of Investment (“MSBI”), for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court has scheduled the final approval hearing for February 22, 2006. At this time, there can be no assurance that the settlement of the securities class action litigation will receive final court approval. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005 Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its SEC investigation transferred to the MSBI Settlement Fund.
  Other Related Securities Litigation Matters
     Reference is made to the shareholder derivative, ERISA and individual securities matters described on pages 39-42 of the 2004 Form 10-K, pages 56-60 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 2005 Form 10-Q”) and pages 58-61 of the June 2005 Form 10-Q. In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the remaining related litigation matters that are pending against the Company. This $600 million amount continues to represent the Company’s current best estimate of its potential financial exposure in the remaining related litigation matters, including the remaining individual shareholder suits, the derivative actions and the actions alleging violations of ERISA.
     During the third quarter of 2005, the Company reached an oral understanding with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described in pages 38-42 of the 2004 Form 10-K (other than the actions alleging violations of ERISA described on page 39 of the 2004 Form 10-K). At present, this agreement is anticipated to provide an incremental recovery of approximately $200 million. Because the understanding and related documentation have not been completed, and in light of the continuing uncertainty as to what part, if any, of the incremental $200 million will ultimately be received by the Company, the Company has not given any accounting recognition for this incremental recovery at September 30, 2005. The understanding and related documentation are expected to be completed in the fourth quarter of 2005.
     Reference is made to the shareholder derivative lawsuits described on page 39 of the Company’s 2004 Form 10-K. On September 16, 2005, plaintiffs in the consolidated action filed in the Court of Chancery for the State of Delaware for New Castle County filed a motion for leave to file a second amended complaint.
     Reference is made to the lawsuit filed by the Regents of the University of California et al. described on page 40 of the 2004 Form 10-K and page 58 of the March 2005 Form 10-Q. The court issued a series of rulings on threshold issues presented by the motions to dismiss on May 12, July 22 and August 2, 2005. These rulings granted in part and denied in part the relief sought by defendants, subject to plaintiffs’ right to make a prima facie evidentiary showing to support certain dismissed claims.
     Reference is made to the lawsuit filed by the Alaska State Department of Revenue et al. described on page 41 of the 2004 Form 10-K. On August 10, 2005, the court issued an order granting in part and denying in part the Company’s motions to dismiss for failure to state a claim. With respect to the jurisdictional motions, the court delayed its ruling 90 days to permit plaintiffs to conduct additional discovery and supplement the allegations in the complaint. On September 9, 2005, plaintiffs moved for leave to amend their complaint. That motion was granted by the court on October 10, 2005.
     Reference is made to the lawsuits filed on behalf of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”) described on page 42 of the 2004 Form 10-K, page 60 of the March 2005 Form 10-Q and page 61 of the June 2005 Form 10-Q. The parties reached a settlement following the Company’s filing of a motion for reconsideration. On August 29, 2005, PurchasePro filed a motion to approve the settlement agreement. The court held a hearing on that motion on October 5, 2005 and entered a final order approving the settlement agreement on October 13, 2005.
Government Investigations
     Reference is made to the investigations the SEC and the DOJ had been conducting into the accounting and disclosure practices of the Company described on page 42 of the 2004 Form 10-K and page 60 of the March 2005 Form 10-Q. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. The fund is reflected as restricted cash on the Company’s accompanying consolidated balance sheet at December 31, 2004 and September 30, 2005. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund for the members of the class covered by the MSBI consolidated securities class action described above. The independent examiner appointed in connection with the settlement with the SEC has begun its review, which as a result of an extension, is expected to be completed in the second quarter of 2006.
Other Matters
     Reference is made to the putative consumer class action suits described on page 44 of the 2004 Form 10-K, page 61 of the March 2005 Form 10-Q and page 62 of the June 2005 Form 10-Q. The Company’s petition for an appeal to the Washington Supreme Court in the Washington SOSA case is pending. America Online has engaged in mediation with plaintiffs in both the consolidated California action and the Illinois action, and the parties have agreed upon certain modifications to the proposed nationwide settlement. The proposed settlement, in both its original and modified form, is not material to the Company. On October 20, 2005, plaintiffs’ counsel in the California action filed a motion to dissolve the previously-obtained injunction.
     Reference is made to the lawsuit filed by Hallissey et al. described on page 44 of the 2004 Form 10-K and page 63 of the June 2005 Form 10-Q. The plaintiffs’ petition for review in the California Supreme Court was denied. The trial court has set a January 22, 2006 scheduling conference for the remaining individual claims.
     Reference is made to the lawsuit filed by Kim Sevier and Eric M. Payne, a putative nationwide consumer class action, described on page 45 of the 2004 Form 10-K and page 63 of the June 2005 Form 10-Q. This matter has been settled on terms that are not material to the Company. The district court granted final approval of the settlement on September 17, 2005.
     Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere et al., a purported nationwide class action, described on page 45 of the 2004 Form 10-K and page 63 of the March 2005 Form 10-Q. This lawsuit has been settled on terms that are not material to the Company. The court granted preliminary approval of the class settlement on October 25, 2005.
     Time Inc. has received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with an investigation of certain magazine circulation-related practices. Time Inc. is responding to the subpoena and intends to cooperate with the investigation. Time Inc. has also informed its advertisers that it is reviewing and discussing with the Audit Bureau of Circulations (“ABC”) its reporting of sponsored sales subscriptions under ABC rules.
     On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Productions Inc. and New Line Cinema Corporation (collectively “New Line”), wholly owned subsidiaries of the Company. The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.

     From time to time, the Company receives notices from third parties claiming that it infringes their intellectual property rights. Claims of intellectual property infringement could require Time Warner to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, certain agreements entered into by the Company may require the Company to indemnify the other party for certain third-party intellectual property infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time-consuming and costly.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended September 30, 2005 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share (2)	Programs (3)	Plans or Programs (4)
July 1, 2005 - July 31, 2005	1,172	$17.16	—	$—
August 1, 2005 - August 31, 2005	13,909,306	$18.01	13,907,000	$4,749,513,698
September 1, 2005 - September 30, 2005	15,127,000	$18.15	15,127,000	$4,475,011,563

Total	29,037,478	$18.08	29,034,000

(1)	The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the publicly announced stock repurchase program described in footnote (3) below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 1,172 shares, 2,306 shares and 0 shares, respectively, for the months of July, August and September.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)	On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period. On November 2, 2005, the Company announced that its Board of Directors had authorized the increase of the amount that may be repurchased under the Company’s publicly announced stock repurchase program to an aggregate of up to $12.5 billion of Common Stock. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors including price and business and market conditions. The stock repurchase program expires on July 29, 2007. In the past, the Company has repurchased shares of Common Stock pursuant to a trading program under Rule 10b5-1 promulgated under the Securities Exchange Act, as amended, and it may repurchase shares of Common Stock under such a trading program in the future.

(4)	The approximate dollar value of shares that may yet be purchased under the stock repurchase program does not give effect to the increased amount that the Board of Directors authorized the Company to repurchase under the publicly announced stock repurchase program described in footnote (3) above.
Item 5. Other Information.
Resignation of Director
     Stephen M. Case resigned from the Board of Directors of the Company effective October 31, 2005, having notified the Board of his intention the previous day.
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

TIME WARNER INC.
(Registrant)

Date: November 2, 2005	/s/ Wayne H. Pace

Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.