Form 10-K
period 2005-12-31
TIME WARNER INC
filed 2006-02-27
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 001-15062

TIME WARNER INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-4099534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Time Warner Center
New York, NY 10019-8016
(Address of Principal Executive Offices)(Zip Code)
(212) 484-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes ☐         No ☑
     As of the close of business on February 17, 2006, there were 4,418,053,277 shares of the registrant’s Common Stock and 87,245,036 shares of the registrant’s Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2005) was approximately $74.67 billion.
Documents Incorporated by Reference:

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2006 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)
(Portions of Items 10 and 12 are not incorporated by reference and are provided herein; portions of Item 11 are not incorporated by reference and are provided in the registrant’s definitive Proxy Statement)

PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART III
Items 10, 11, 12, 13 and 14.
PART IV
Item 15. Exhibits and Financial Statements Schedules.
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION
TIME WARNER INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
TIME WARNER INC. CONSOLIDATED BALANCE SHEET
TIME WARNER INC. CONSOLIDATED STATEMENT OF OPERATIONS
TIME WARNER INC. CONSOLIDATED STATEMENT OF CASH FLOWS
TIME WARNER INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TIME WARNER INC. MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TIME WARNER INC. SELECTED FINANCIAL INFORMATION
TIME WARNER INC. QUARTERLY FINANCIAL INFORMATION
TIME WARNER INC. SUPPLEMENTARY INFORMATION
TIME WARNER INC. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
EX-4.5 FOURTH SUPPLEMENTAL INDENTURE DATED AS OF JANUARY 11, 2001
EX-10.35 AMENDMENT NO. 4 TO THE DEFERRED COMPENSATION PLAN
EX-10.50 $7.0 Billion Amended and Restated Five-Year Revolving Credit Agreement
EX-10.51 $6.0 Billion Amended and Restated Five-Year Revolving Credit Agreement
EX-10.52 $4.0 Billion Five-Year Term Loan Credit Agreement
EX-10.53 $4.0 Billion Three-Year Term Loan Credit Agreement
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
EX-31.1 SECTION 302 CERTIFICATION OF THE PEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PFO
EX-32 SECTION 906 CERTIFICATION OF THE PEO AND PFO

PART I

Item 1.	Business.
      Time Warner Inc. (the “Company” or “Time Warner”) is a leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“AOL”) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”), which was consummated on January 11, 2001 (the “Merger” or the “AOL-Historic TW Merger”). The Company classifies its businesses into the following five reporting segments:

•	AOL, consisting principally of interactive services;

•	Cable, consisting principally of interests in cable systems providing video, high-speed data and Digital Phone services;

•	Filmed Entertainment, consisting principally of feature film, television and home video production and distribution;

•	Networks, consisting principally of cable television and broadcast networks; and

•	Publishing, consisting principally of magazine publishing and, subject to a pending sale, book publishing.
      At January 1, 2006, the Company had a total of approximately 87,850 employees.
      For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

Recent Developments

Sale of Time Warner Book Group and Turner South
      On February 6, 2006, the Company announced that it will sell Time Warner Book Group Inc., a major trade book publisher with numerous bestselling authors, to Hachette Livre SA (“Hachette”), a wholly owned subsidiary of Lagardère SCA, for $538 million, subject to working capital adjustments. The transaction is expected to close in the first half of 2006. On February 23, 2006, the Company announced an agreement to sell the Turner South regional cable network to Fox Cable Networks, Inc. for approximately $375 million. The transaction is expected to close in the second or third quarter of 2006.

New Broadcast Television Network
      On January 24, 2006, Warner Bros. Entertainment Inc., a subsidiary of the Company, and CBS Corporation announced their intent to form a new fifth broadcast network, The CW, to be launched in Fall 2006. The network will be a 50-50 joint venture. The WB Network, which is 77.75% owned by the Company, will cease broadcast in conjunction with the launch of the new network.

AOL - Google Alliance
      On December 20, 2005, AOL, Google Inc. (“Google”) and Time Warner entered into a letter agreement under which Google will acquire a 5% indirect equity interest in AOL in exchange for $1 billion in cash, and AOL and Google will expand their strategic alliance. Under the agreement, Google will continue providing search technology to AOL’s network of Internet properties worldwide, and Google agreed, among other things, to enable AOL to sell text-based advertising for distribution on AOL properties, to grant AOL the right to sell display advertising on Google’s network, and to provide AOL with advertising credits on Google’s network and other promotional opportunities for AOL content.

Adelphia Acquisition and Related Transactions
      In April 2005, Time Warner NY Cable LLC (“TW NY”), a subsidiary of Time Warner Cable Inc. (“TWC Inc.”), reached agreement to acquire, in conjunction with Comcast Corporation (“Comcast”), substantially all of the assets of Adelphia Communications Corporation (“Adelphia”), which is currently in bankruptcy. Through a subsidiary, TWC Inc. will pay $9.2 billion in cash plus TWC Inc. stock, and Comcast will pay $3.5 billion in cash. At the same time that Comcast and TW NY entered into the agreements to acquire the Adelphia assets, TWC Inc. and Comcast and/or their respective affiliates entered into agreements providing for the redemption of Comcast’s interest in TWC Inc. and its subsidiary, Time Warner Entertainment Company, L.P. (“TWE”), and for the swap of certain cable systems. These transactions are subject to customary regulatory and franchise review and approvals, as well as, in the case of the Adelphia acquisition, the Adelphia bankruptcy process. Closing of the transactions is expected during the second quarter of 2006.
      After giving effect to the transactions, TWC Inc. will gain systems passing approximately 7.5 million homes with approximately 3.5 million basic subscribers (in each case, as of December 31, 2004) and TWC Inc. will become a public company. Time Warner will own 84% of TWC Inc.’s common stock (including 83% of the outstanding publicly-traded Class A Common Stock and all outstanding shares of TWC Inc. Class B Common Stock) and a $2.9 billion indirect non-voting economic interest in TW NY. Comcast will have no interest in either TWC Inc. or TWE after giving effect to the transactions. For additional information regarding the Adelphia transactions, see “Description of Certain Provisions of Agreements related to TWC Inc.” herein.
Caution Concerning Forward-Looking Statements and Risk Factors
      This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors” below and “Caution Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the financial section of this Report. Time Warner is under no obligation to (and expressly disclaims any obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.
Available Information and Website
      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Company’s website at www.timewarner.com as soon as reasonably practicable after such reports are electronically filed with the SEC.
AOL
      America Online, Inc. (“AOL”), a subsidiary of the Company based in Dulles, Virginia, is a leader in interactive services. AOL and its subsidiaries operate a leading network of web brands and the largest Internet access subscription service in the United States.
      AOL’s operations, conducted directly and through subsidiaries, are organized into four business units — Access, Audience, Digital Services and International. The Access business is focused on attracting and retaining subscribers (also referred to as members) across AOL’s domestic Internet service provider (“ISP”) businesses, which include the AOL service and also the CompuServe and Netscape Internet services. The Audience business develops AOL’s audience on the Internet by offering a variety of interactive content and services and generates revenue from that audience and AOL’s domestic ISP subscribers through various forms of online advertising as well as online commerce. Brands include AOL.com, AIM, ICQ, Netscape, Moviefone and MapQuest. The Digital Services business works to develop next-generation digital services, including a variety of wireless, voice and other premium services and applications that appeal to AOL members and Internet users generally. AOL Europe, the principal component of the International business, has subscribers in France, Germany and the U.K., sells advertising and offers local language content and online communities.
Access
AOL Service
      The core AOL service, a subscription-based service with over 19.5 million members in the U.S. and 6.0 million members in Europe at December 31, 2005, provides members with access to the Internet and a global, interactive community offering a wide variety of content, features, services, applications and tools. Examples include search tools, safety and security features and tools, specialized content, online communities, customization and control features and commerce opportunities.
      Subscribers to the AOL service are charged based on the level of service selected. The primary price plans for U.S. members are a $23.90 per month plan (increasing to $25.90 in the first quarter of 2006) that provides unlimited dial-up telephone access to the Internet and use of the AOL service and a $14.95 per month plan that typically offers unlimited use of the AOL service through an Internet connection not provided by AOL, as well as a limited number of hours of dial-up telephone access to the Internet and the AOL service. Except for certain members on commitment plans, AOL members may cancel their membership without early cancellation fees at any time in accordance with the terms of service. AOL utilizes a number of incentives, promotions and retention programs to encourage the registration of new members and the continued membership of existing members, as well as to bring back former members.
      As high-speed Internet access becomes more available, consumers are migrating from accessing the Internet via a narrowband connection to a high-speed connection. In the first quarter of 2006, AOL entered into a number of agreements with high-speed access providers to offer the AOL service along with high-speed Internet access. Members connecting to the AOL service through a high-speed connection such as cable or digital subscriber lines (“DSL”) can take advantage of expanded multimedia content, including streaming music, CD-quality radio and other audio, full-motion video and streaming news clips.
Other Internet Service Providers
      The CompuServe and Netscape Internet services offered by AOL subsidiaries target value-oriented Internet service consumers in the U.S. Subscriber fees are charged to members based on the level of service selected.
Audience
      AOL offers a variety of websites, portals, such as AOL.com, and certain related applications and services, which, along with the AOL and low-cost ISP services, form an online network (the “AOL Network”). The AOL Network includes AOL.com, AIM, MapQuest, Moviefone, ICQ and Netscape. The AOL Network also includes certain websites that are owned or operated by third parties or affiliates of the Company for which the Internet traffic has been assigned by the other party to AOL. AOL’s audience includes AOL members as well as Internet users visiting the AOL Network. The strategy of the Audience business is to increase the activity, and maintain or expand the audience, of unique visitors to the AOL Network, which, in turn, drives AOL’s advertising revenues. During 2005, AOL re-launched the AOL.com website as a portal, making available to the entire Internet community expanded features, content and communications, and search and playback offerings, including music, movies, television, news and other video features.
      AOL earns revenue by offering advertisers a range of online marketing and promotional opportunities on the AOL Network. Online advertising arrangements generally take the form of payments by advertisers on either a fixed-fee basis or on a pay-for-performance basis, where the advertiser pays based on the “click” or customer transaction resulting from the advertisement. AOL offers advertisers banner advertising, search and other performance-based advertising, as well as a variety of customized programs, including premier placement, rich media advertising, sponsorship of content offerings for designated time periods, local and classified advertising and audience targeting opportunities.
      AOL also generates advertising revenue through Advertising.com. Acquired by AOL in August 2004, Advertising.com develops and sells marketing programs to advertisers, primarily on a pay-for-performance basis, using advertising inventory that Advertising.com purchases from, or obtains by entering into revenue-sharing arrangements with, interactive publishers and websites.
      On December 20, 2005, AOL, Google and Time Warner entered into a letter agreement under which Google will acquire a 5% indirect equity interest in AOL in exchange for $1 billion in cash, and AOL and Google will expand their strategic alliance. Under the agreement, Google will continue providing search technology to AOL’s network of Internet properties worldwide, and Google agreed, among other things, to enable AOL to sell text-based advertising for distribution on AOL properties, to grant AOL the right to sell display advertising on Google’s network, and to provide AOL with advertising credits on Google’s network and other promotional opportunities for AOL content.
Digital Services
      AOL’s Digital Services business seeks to develop next-generation digital services, including a variety of wireless, voice and other premium services and applications that appeal to dial-up, high-speed and mobile AOL members and Internet users generally. By creating services that appeal to both AOL members and Internet users, Digital Services aims to create new customer relationships and to increase subscription, advertising and other revenues.
      AOL’s Digital Services business includes AOL Wireless, which develops and distributes AOL’s wireless services and embedded software solutions. AOL and its subsidiaries also offer a variety of premium subscription services to AOL members and to Internet users generally, including AOL Music Now, an online music subscription service, and AOL Privacy Wall, an advanced firewall, as well as a variety of voice services, including AOL Call Alert.
International
      AOL Europe, the principal component of the International business, has its principal operations in France, Germany, the U.K. and Luxembourg, which is the location from which the AOL service is supplied in Europe. AOL Europe had approximately 6.0 million members in Europe as of December 31, 2005. Under applicable telecommunications industry regulations, AOL Europe is able to offer a competitive bundled broadband access product, which includes the AOL service and high-speed Internet access, as well as a dial-up access product, to consumers in the U.K., France and Germany. In addition, the online service provided to members in each of these countries is produced in the local language and includes online communities. AOL Europe also supplies the CompuServe service in Europe. AOL Europe generates revenue by offering advertisers a range of online marketing and promotional opportunities through its clients and portals. The AOL service is also offered by a subsidiary in Canada.
      America Online Latin America, Inc. (“AOLA”), which is operating under Chapter 11 bankruptcy, is a consolidated venture operating services in Brazil and Mexico and serving members of the AOL-branded service in Puerto Rico. AOLA sold its business in Argentina during 2005 and is in the process of winding up its remaining operations.
Technologies
      AOL employs a multiple vendor strategy in designing, structuring and operating the network services utilized in its interactive online services. AOLnet, a transfer control protocol/ Internet protocol (TCP/ IP) network of third-party network service providers, is used for the AOL service, the Netscape service, certain versions of the CompuServe service in North America, and other subscriber services, in addition to being used by outside parties. AOL expects it will continue to review its network services arrangements in order to align its network capacity with market conditions, provide members of its online services with higher speed access and manage data network costs. In addition, AOL expects to expand its network services to support local loop unbundling and Voice over Internet Protocol (VoIP) services in Europe.
      AOL enters into multi-year data communications agreements to support AOLnet. In connection with those agreements, AOL may commit to purchase certain minimum levels of data communications services or to pay a fixed cost for network services.
      AOL also utilizes the AOL Transit Data Network (“ATDN”), the domestic and international network that connects AOL, CompuServe 2000 and Time Warner Cable high-speed data customers to the Internet. The ATDN functions as the conduit between all of Time Warner’s content and the Internet, linking together facilities on four continents, with its greatest capacity in the United States and Europe. The ATDN Internet backbone is built from high-end routers and high-bandwidth circuits purchased under long-term agreements from third-party carriers.
      Improving and maintaining AOLnet and the ATDN requires a substantial investment in telecommunications equipment. In addition to making cash purchases of telecommunications equipment, AOL also finances purchases of this equipment through leases.
Marketing
      To support its goals of attracting and retaining members, growing the audience of the AOL Network, and developing and differentiating its family of brands, AOL markets its brands, products and services through a broad array of programs and media, including broadcast television and radio advertising campaigns, direct mail, telemarketing, magazine inserts (including magazines published by the Company’s publishing segment) and print advertisements, retail distribution, bundling agreements, web advertising and alternate media. Other marketing strategies include online and offline cross-promotion and co-branding with a wide variety of partners. Additionally, through multi-year bundling agreements, the interactive online services and products are installed on several different brands of personal computers made by personal computer manufacturers. AOL also utilizes targeted or limited online and offline promotions, incentives, marketing programs and pricing plans designed to appeal to particular groups of potential users of its interactive online services and to distinguish and develop its different brands, products and services.
Competition
      AOL’s Access business competes for subscription revenues with multiple companies providing dial-up Internet service, including EarthLink and discount ISPs such as NetZero. AOL also competes with companies providing Internet access via broadband technologies, such as cable companies and telephone companies, and companies offering emerging broadband access technologies, including wireless, mobile wireless, fiber optic cable and power line. AOL also competes more broadly for subscription revenues and members’ time and activity with information, entertainment and media companies.
      AOL’s Audience business competes for online users’ time and attention and advertising and commerce revenues with a wide range of companies, including ISPs, web-based portals and individual websites providing content, commerce, search, communications, community and similar features, as well as traditional media companies such as Viacom Inc., CBS Corporation, News Corporation, The Walt Disney Company and NBC Universal. Major competitors for Audience include Yahoo! Inc., Microsoft Corporation, Google, IAC/ InterActiveCorp and eBay Inc.
      AOL’s Digital Services business faces competition from a diverse group of providers in developing and offering embedded mobile software and subscription online services. Although this is an emerging area, these services may include educational services, safety and security services, Voice over Internet Protocol, mobile content and data services, mobile messaging, online storage and music and entertainment services.

      AOL Europe operates in a competitive environment involving ISPs as well as telecommunications companies and cable providers. Its main competitors are British Telecom and Wanadoo in the U.K., Wanadoo and Free in France and T-Online, Freenet and Hansenet in Germany. AOL Europe’s non-access competitors are Google, Microsoft Corporation and Yahoo! Inc. in its main markets, Web.de in Germany and Voila in France.
      AOL faces challenges in gaining access to high-speed networks for distribution of the AOL service or other AOL services both from network providers and from competition from other interactive services providers. AOL also competes with other interactive services providers to secure relationships with providers of personal communications devices and related telecommunications services.
CABLE
      The Company’s Cable business, Time Warner Cable Inc. and its subsidiaries (“TWC Inc.” or “Time Warner Cable”), is the second largest operator of cable systems in the U.S. in terms of basic cable subscribers served. As of December 31, 2005, Time Warner Cable managed cable systems serving approximately 10.957 million basic cable subscribers in highly clustered and upgraded systems in 27 states, of which approximately 9.40 million were in cable systems owned by consolidated entities and approximately 1.557 million were in cable systems of unconsolidated investees. All of TWC Inc.’s cable business is conducted under the Time Warner Cable brand name.
      The Company currently holds an effective aggregate 79% interest in TWC Inc., and Comcast holds the remaining interest. See “Description of Certain Provisions of Agreements related to TWC Inc.” herein for additional information with respect to the Company’s and Comcast’s ownership in TWC Inc.
      As part of the strategy to expand Time Warner Cable’s footprint and improve the clustering of its cable systems, on April 20, 2005, TWC Inc., through a subsidiary, entered into agreements to acquire, in conjunction with Comcast, substantially all of the assets of Adelphia. See “Description of Certain Provisions of Agreements related to TWC Inc.” herein for further information. The closing of the acquisition is expected to occur during the second quarter of 2006.
Systems Operations
      Time Warner Cable principally offers three products: video, high-speed data and Digital Phone, an Internet protocol(“IP”)-based voice service. As of December 31, 2005, cable systems owned or managed by Time Warner Cable passed approximately 20 million homes, provided basic video service to approximately 10.957 million subscribers, approximately 5.401 million of whom also subscribe to Time Warner Cable digital video service, and provided high-speed data services to approximately 5.033 million residential subscribers and commercial accounts and Digital Phone service to approximately 1.10 million subscribers. As a result of the Adelphia acquisition and related transactions, TWC Inc. will gain systems passing approximately 7.5 million homes serving approximately 3.5 million basic subscribers (in each case, as of December 31, 2004).
      TWC Inc. operates large, clustered and technologically upgraded cable systems in 27 states. Approximately 89% of Time Warner Cable’s subscribers are located in eight states and, as of December 31, 2005, over 75% of its subscribers were in 19 geographic clusters, each serving more than 300,000 subscribers, and nearly all of its cable systems were capable of carrying two-way broadband services and had been upgraded to 750MHz or higher.
      Time Warner Cable is an industry leader in developing and rolling-out innovative and advanced new products and services, including On-Demand services, high-definition television, set-top boxes with integrated digital video recorders (DVRs), high-speed data services and IP-based telephony (Digital Phone). Time Warner Cable is increasingly focused on introducing innovative products that take advantage of its existing cable platform and marketing convenient, easy-to-understand bundles of these and other products and services to consumers. Time Warner Cable believes that it can attract and retain customers by providing these multiple-product bundles, such as its video, data and Digital Phone “triple play” package, and supporting them with quality customer care.
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

Video Services
      Time Warner Cable’s video subscribers are typically charged monthly subscription fees based on the level of service selected and, in some cases, equipment usage fees. Movies-on-Demand, Pay-Per-View movies and special events are generally charged on a per use basis.
      Time Warner Cable offers subscribers different packages of video services, including basic, standard and digital packages, for a flat monthly fee. Basic and standard service together provide, on average, approximately 80 channels, including local broadcast signals. Subscribers to digital video service generally receive all the channels included in the basic and standard tiers plus up to 60 additional digital cable networks and up to 45 CD-quality audio music services. Digital subscribers also have access to “mini tiers” of specialized and niche programming (e.g., sports tiers and Spanish language tiers). Time Warner Cable also has begun to provide digital subscribers with access to certain interactive services. As of December 31, 2005, over 49% of Time Warner Cable’s basic video subscribers also purchased digital services. Recently, Time Warner Cable announced the creation of a Family Choice Tier.
      Regardless of service level, subscribers may purchase premium channels (including multiplexed versions) and Subscription-Video-on-Demand (“SVOD”) services for an additional monthly fee. Increasingly, a digital set-top box or comparable device, such as a CableCARD®, is required in order to receive these services.
      The rates Time Warner Cable can charge for its basic tier, as well as for equipment rentals and installation services, are generally subject to regulation under federal law. For more information, see “Regulation and Legislation” below.

On-Demand Services and Pay-Per-View
      Time Warner Cable offers On-Demand content to customers with digital set-top boxes across all of its service areas. On-Demand services enable subscribers to instantaneously view programming stored on servers at the system’s headend and to utilize functions such as pause, rewind and fast forward while watching this programming. Free local and national On-Demand content provides subscribers with access to selected programming from a variety of sources, with no incremental charges. Subscribers are charged for Movies-on-Demand on a per use basis. SVOD provides digital customers with the ability to view an array of content associated with a particular content provider on a monthly subscription basis. Traditional pay-per-view, with fixed start times and no pause or rewind functionality, has been largely eclipsed by the availability of Video-on-Demand (“VOD”), except for certain event-based programming.
      During 2005, Time Warner Cable introduced a new product known as “Start Over” in Columbia, South Carolina. Start Over uses Time Warner Cable’s existing VOD technology to enable viewers to re-start certain TV shows, which are identified by the presence of an on-screen icon, that are already in progress. Because the product does not permit subscribers to fast-forward through commercials, traditional advertising economics are preserved. Start Over is expected to be launched in additional areas during 2006.

Digital Video Recorders (DVRs)
      For a separate fee, Time Warner Cable offers set-top boxes with integrated DVRs in all of its service areas and, as of December 31, 2005, over 27% of its digital subscribers have received them. DVR users can record programming on a hard drive built into the set-top box through the interactive program guide and can view the recorded programming using functions such as pause, rewind and fast-forward. DVR users can also record one show while watching another or record two shows simultaneously.

Programming
      Video programming rights represent a major cost component for Time Warner Cable. TWC Inc. generally obtains the right to carry video programming services through the negotiation of affiliation agreements with programmers. Most programming services impose a monthly license fee per subscriber upon the cable operator and these fees typically increase over time. TWC Inc.’s programming costs continue to rise, especially for sports programming (See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Business Segment Results — Cable” in the financial pages herein). TWC Inc. obtains rights to On-Demand programming from film studios and other distributors. TWC Inc. typically pays the provider a portion of any separate fees paid by the customer for the selected On-Demand programming.
      TWC Inc. obtains the right to carry local broadcast television stations either through the stations’ exercise of their so-called “must carry” rights, or through negotiated retransmission consent agreements. See “Regulation and Legislation — Communications Act and FCC Regulation — Carriage of Broadcast Television Stations and Other Programming Regulation” below. Time Warner Cable’s existing programming and retransmission consent agreements expire at various times.
      Time Warner Cable also carries the high-definition television signals and other digital signals broadcast by numerous local television stations, including all stations owned and operated by the major broadcast networks and nearly all public television stations, as well as various basic cable and premium networks and certain high-definition sports programming.

High-Speed Data Services
      Residential and commercial high-speed data services are available across TWC Inc.’s entire footprint. As of December 31, 2005, Time Warner Cable had approximately 5.033 million high-speed data subscribers, consisting of approximately 4.822 million residential subscribers and approximately 211,000 commercial accounts. Subscribers pay a monthly flat fee for high-speed data service based upon the level of service received. Due to their nature, commercial and bulk subscribers are charged at different rates than residential subscribers. High-speed data customers connect their personal computers (PCs) to Time Warner Cable’s two-way hybrid fiber optic/coaxial plant using a cable modem.

Voice Services
      As of December 31, 2005, Time Warner Cable provided its voice service, Digital Phone, to approximately 1.10 million subscribers. Digital Phone is offered across Time Warner Cable’s footprint and is available to nearly 85% of Time Warner Cable’s homes passed. Digital Phone customers typically receive unlimited local, in-state and U.S., Canada and Puerto Rico long distance calling and a number of calling features for a monthly fixed fee. Subscribers switching to Digital Phone can keep their existing landline phone numbers and retain their directory listings. In the future, Time Warner Cable intends to offer additional plans with a variety of local and long distance options and other calling features.
      TWC Inc.’s Digital Phone service utilizes IP technology to carry telephone calls over TWC Inc.’s own managed network and, for calls to destinations outside of that network, utilizes the traditional public telephone network. In that regard, TWC Inc. has multi-year agreements with MCI, Inc. (“MCI”) and Sprint Nextel Corporation (“Sprint”) pursuant to which these companies assist Time Warner Cable in providing Digital Phone service. In January 2006, MCI merged with Verizon Communications Inc., a regional phone company that competes with Time Warner Cable in some areas. It is not known what impact, if any, the merger will have on Time Warner Cable’s Digital Phone offering.

Wireless Venture
      In November 2005, TWC Inc., several other cable companies and Sprint announced that they would form a joint venture to develop integrated video entertainment, wireline and wireless data and communications products and services. The participating companies have agreed to work together to develop new products for consumers that combine cable’s core products and interactive features and the potential of wireless technology to deliver advanced integrated entertainment, communications and wireless services to consumers in their homes and when they are away. For example, the venture expects to introduce a service providing a single voice mailbox for both the home and wireless phone.

Advertising
      TWC Inc. also generates revenue by selling advertising time to a variety of national, regional and local businesses. Cable operators generally receive an allocation of scheduled advertising time on cable programming services into which the operator can insert commercials. The clustering of TWC Inc.’s systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local advertising sales personnel to compete more effectively with broadcast and other media. In addition, in many locations, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of broadcast stations as closely as possible.

Local News Channels
      Time Warner Cable also operates 24-hour local news channels in New York City (NY1 News and NY1 Noticias), Albany, NY (Capital News 9), Rochester, NY (R/News), Syracuse, NY (News 10 Now), Charlotte and Raleigh, NC (Carolina News 14) and Austin, TX (News 8 Austin).
Cable Joint Ventures

Texas and Kansas City Cable Partners, L.P.
      Following restructurings in 2004 and 2005, Texas and Kansas City Cable Partners, L.P. (“TKCCP”), a 50-50 joint venture between Time Warner Entertainment-Advance/ Newhouse Partnership (“TWE-A/ N”) and Comcast, served approximately 1.557 million basic video subscribers as of December 31, 2005. Time Warner accounts for its investment in the venture using the equity method. See “Description of Certain Provisions of the TWE-A/ N Partnership Agreement” herein for information about the Company’s and TWC Inc.’s ownership in TWE-A/ N. Beginning on June 1, 2006, either TWC Inc. or Comcast can trigger the dissolution of TKCCP. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of TKCCP’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City, Southwest Texas and New Mexico systems (collectively, the “Southwest systems”) — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the dissolution would own the remaining pool of systems and its associated debt.
      On April 20, 2005, in conjunction with the signing of agreements related to the Adelphia acquisition, TWC Inc. and Comcast entered into an agreement pursuant to which, if the Adelphia acquisition and the related cable system swaps occur, and if Comcast receives the Southwest systems upon distribution of the TKCCP assets, as described above, Comcast would have the right to put the Southwest Texas and New Mexico systems, which served approximately 484,000 basic subscribers as of December 31, 2005, to TWC Inc. in exchange for certain TWC Inc. cable systems serving approximately 400,000 basic subscribers as of December 31, 2005. Comcast’s right to trigger such a swap would commence on the first anniversary of the date on which Comcast received the Southwest systems in a dissolution and expires after 180 days. Under the agreement, if the value of the systems being transferred between the parties is different, a cash adjustment will be made to equalize value. If Comcast triggers the swap, the closing of the swap will be subject to customary terms and conditions.

Competition
      Time Warner Cable faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain regional telephone companies offering phone and DSL services. In addition, technological advances will likely increase the number of alternatives available to Time Warner Cable’s customers from other providers and intensify the competitive environment.
      Video Competition. Time Warner Cable’s video services face competition from direct broadcast satellite (“DBS”) services, such as the Dish Network and DirecTV, which is controlled by News Corporation, a major Time Warner Cable programming supplier. DirecTV and Dish Network offer satellite-delivered pre-packaged broadcast and programming services that can be received by relatively small and inexpensive receiving dishes. The video services provided by these satellite providers are comparable, in many respects, to Time Warner Cable’s analog and digital video services, and DBS subscribers can obtain satellite receivers with integrated DVRs from those providers as well. Both major DBS providers have entered into co-marketing arrangements with regional telephone companies in an effort to provide customers with video, telephone and DSL service from what appears to the customer as a single source. In addition, a number of these telephone companies have begun fiber upgrades to their networks which, among other things, enable the delivery of video services directly to consumer residences. Time Warner Cable’s VOD services compete with online movie services, which are delivered over broadband connection. Time Warner Cable’s traditional video services also compete with video services delivered over broadband Internet connections.
      “Online” Competition. Time Warner Cable’s high-speed data service faces competition from a variety of companies that offer other forms of online services, including DSL service provided by regional telephone companies and low cost dial-up services over ordinary telephone lines. DSL providers have offered aggressive promotional packages in some of Time Warner Cable’s operating areas and, as described above, some DSL providers have entered into co-marketing arrangements with DBS operators in an effort to provide customers with DSL, telephone and video service from what appears to the customer to be a single source. In some cases, DSL providers also have partnered with Internet service providers, such as AOL, which may enhance DSL’s competitive position. In addition, as noted above, a number of regional telephone companies have begun fiber upgrades to their networks that also enable the delivery of improved high-speed data services. Other developing technologies, such as Internet service via power lines, satellite and various wireless services (e.g., Wi-Fi), including those of local municipalities, also compete or are likely to compete with cable and cable modem services.
      Digital Phone Competition. Time Warner Cable’s Digital Phone service competes directly with the local and long distance offerings of the regional telephone companies that provide service in Time Warner Cable’s service areas, as well as with wireless phone providers and national providers of voice over Internet products such as Vonage. This has intensified the competitive environment in which Time Warner Cable operates. As noted above, the regional telephone companies with which Time Warner Cable competes for phone customers also offer online services and certain of these companies also have begun to offer video services to consumers as they complete network upgrades.
      Overbuilds. Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. As a result, from time to time, Time Warner Cable faces competition from overlapping cable systems operating in its franchise areas, including municipally-owned systems. Furthermore, legislation supported by regional telephone companies has been proposed at the federal level and in a number of states that would allow these companies to enter the video distribution business without obtaining local franchise approval and often on substantially more favorable terms than those afforded Time Warner Cable and other existing cable operators. Legislation of this kind was recently enacted in Texas. See “Regulation and Legislation” below.
      Satellite master antenna television (“SMATV”). Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple dwelling units, often on an exclusive basis, with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable systems. Some SMATV operators now offer voice and high-speed data services as well.
      Wireless Cable/ Multichannel microwave distribution services (“MMDS”). Time Warner Cable faces competition from wireless cable operators, including digital wireless operators, who use terrestrial microwave technology to distribute video programming. Some MMDS operators now offer voice and high-speed data services.
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
FILMED ENTERTAINMENT
      The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product and license rights to the Company’s feature films, television programming and characters. All of the foregoing businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc., known collectively as the Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”).
Feature Films

Warner Bros.
      Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes completed films produced and financed by others. The terms of Warner Bros.’ agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. Warner Bros.’ feature films are produced under both the Warner Bros. Pictures and Castle Rock banners, and also by Warner Independent Pictures (“WIP”).
      Warner Bros.’ strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes several “event” movies per year. In response to the high cost of producing theatrical films, Warner Bros. has entered into certain film co-financing arrangements with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2005, Warner Bros. released a total of 24 original motion pictures for theatrical exhibition, including Harry Potter and the Goblet of Fire, Charlie and the Chocolate Factory, Batman Begins and The Dukes of Hazard. Of Warner Bros.’ total 2005 releases, four were wholly financed by Warner Bros. and 20 were financed with or by others.
      Warner Bros. has co-financing arrangements with Village Roadshow Pictures, Legendary Pictures, LLC and Virtual Studios, LLC. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment (“Alcon”) for distribution of all of Alcon’s motion pictures in domestic and certain international territories.
      WIP produces or acquires smaller budget and alternative films for domestic and/or worldwide release. In 2005, WIP released Good Night, and Good Luck and the hit documentary March of the Penguins, among others.
      Warner Bros. distributes feature films to more than 125 international territories. In 2005, Warner Bros. released internationally 17 English-language motion pictures and 20 local language films that it either produced or acquired.

New Line
      Theatrical films are also produced and distributed by New Line, a leading independent producer and distributor of theatrical motion pictures. Included in its 12 films released during 2005 were Wedding Crashers and Monster-in-Law. During 2005, New Line and HBO formed Picturehouse, a jointly-owned theatrical distribution company to produce and distribute independent films. In its first year, Picturehouse released a total of 5 films (one of which was solely an HBO production), and began production on Fur, an upcoming release starring Nicole Kidman. Like Warner Bros., New Line releases a diversified slate of films with an emphasis on building and leveraging franchises. As part of its strategy for reducing financial risk and dealing with the rising cost of film production, New Line typically pre-sells the international rights to its releases on a territory by territory basis, while still retaining a share of each film’s potential profitability in those foreign territories.
Home Video
      Warner Home Video Inc. (“WHV”) distributes for home video use DVDs containing filmed entertainment product produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, Castle Rock, New Line, Home Box Office and Turner Broadcasting System. In addition to the creation of DVDs from new content generated by the Company, WHV produces and distributes DVDs from the Company’s extensive filmed entertainment library of thousands of feature films, television titles and animated titles. WHV also distributes other companies’ product, including DVDs for BBC and National Geographic, and national sports leagues in the U.S., and has similar distribution relationships with producers outside the U.S.
      WHV sells and/or licenses its product in the U.S. and in major international territories to retailers and/or wholesalers through its own sales force, with warehousing and fulfillment handled by third parties. In some countries, WHV’s product is distributed through licensees. DVD product is replicated by third parties, with replication for the U.S., Canada, Europe and Mexico provided for under a long-term contract. Among WHV’s 2005 DVD releases, 15 film titles generated U.S. sales of more than one million units each, including The Polar Express, Batman Begins, Charlie and the Chocolate Factory, Million Dollar Baby, Monster-In-Law and The Notebook.
      Since inception of the DVD format, WHV has released over 4,000 DVD titles (including feature films, television and animated titles) in the U.S. and international markets, led by sales of Warner Bros.’ first three Harry Potter films, which have had total net worldwide sales of over 77 million DVD units sold through to the consumer. DVD is the fastest selling consumer electronics product of all time, with an installed base at December 31, 2005 of over 82 million households in the U.S. and over 223 million households internationally (including approximately 46 million households in China).
Television
      Warner Bros. is one of the world’s leading suppliers of television programming, distributing programming in 175 foreign territories and in more than 40 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also licenses programming from the Warner Bros. library for exhibition on media all over the world.
      Warner Bros.’ television programming is primarily produced by Warner Bros. Television Production Inc. (“WBTV”), which produces primetime dramatic and comedy programming for the major networks and for cable, and Telepictures Productions Inc. (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and primetime markets. For the 2005-06 season, WBTV is producing popular programming such as Gilmore Girls, Smallville and Supernatural for The WB Television Network (“The WB Network”) and ER, Two and a Half Men, Without a Trace, Cold Case, The O.C., Close to Home, Freddie and Nip/ Tuck for third party networks and cable distributors. Telepictures produces the primetime reality series The Bachelor as well as first-run syndication staples, such as Extra, and the talk shows The Ellen DeGeneres Show and Tyra.
      Warner Bros. Animation Inc. is responsible for the creation, development and production of contemporary television, made for DVD, and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros. and DC Comics, including the Looney Tunes and Hanna-Barbera libraries.
Backlog
      Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming for pay cable, network (excluding certain license fees), basic cable and syndicated television exhibition. Backlog for all of Time Warner’s content companies amounted to $4.5 billion at December 31, 2005, compared to $3.7 billion at December 31, 2004 (including amounts relating to the intercompany licensing of film product to the Company’s cable television networks (including HBO and the Turner Networks) of $774 million and $514 million as of December 31, 2005 and December 31, 2004, respectively). The backlog excludes advertising barter contracts.
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
      Through joint ventures, Warner Bros. International Cinemas Inc. owns interests in 81 multi-screen cinema complexes with over 625 screens in Japan, China, Italy and the U.S.
      DC Comics, wholly owned by the Company, publishes more than 50 regularly issued comics magazines featuring such popular characters as Superman, Batman, Wonder Woman and The Sandman. DC Comics also derives revenues from motion pictures, television, product licensing and books. The Company also owns E.C. Publications, Inc., the publisher of MAD magazine.
Competition
      The production and distribution of theatrical motion pictures, television and animation product and DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities for consumers’ attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. Despite this increasing variety of networks and services, access to primetime and syndicated television slots has actually tightened as networks and owned and operated stations increasingly source programming from content producers aligned with or owned by their parent companies. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace.
      Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of character, brand and celebrity names.

NETWORKS
      The Company’s Networks business consists principally of domestic and international basic cable networks, pay television programming services and a broadcast television network. The basic cable networks (collectively, the “Turner Networks”) owned by Turner Broadcasting System, Inc. (“Turner”) constitute the principal component of the Company’s basic cable networks. Pay television programming consists of the multichannel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”) operated by Home Box Office, Inc. On January 24, 2006, Warner Bros. Entertainment Inc. (“WBE”) announced that The WB Network, a broadcast television network in which a subsidiary of WBE holds a 77.75% interest, will cease operations commencing with the Fall 2006 season, and WBE will join with CBS Corporation (“CBS”) to launch a new jointly owned television network.
      The programming of the Turner Networks and the Home Box Office Services (collectively, the “Cable Networks”) is distributed via cable, satellite and other distribution technologies.
      The Turner Networks generate their revenue principally from the sale of advertising (other than Turner Classic Movies, which sells advertising only in certain European markets) and from receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, hotels and other customers (known as affiliates) that have contracted to receive and distribute such networks. Turner Classic Movies generates most of its revenue from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. The Home Box Office Services generate revenue principally from fees paid by affiliates for the delivery of the Home Box Office Services to subscribers who are generally free to cancel their subscriptions at any time. Home Box Office’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fee arrangements that are generally related to the number of subscribers served by the affiliate. The Home Box Office Services and their affiliates engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Home Box Office also derives revenues from its original films and series through the sale of DVDs, as well as, in recent years, from its licensing of successful original programming in syndication and to basic cable channels.
      Although the Cable Networks believe prospects of continued carriage and marketing of their respective networks by the larger affiliates are good, the loss of one or more of them as distributors of any individual network or service could have a material adverse effect on their respective businesses. In addition, further consolidation of multiple-system cable operators could adversely impact the Cable Networks’ prospects for securing future carriage agreements on commercially reasonable terms, or at all.
      Advertising revenues on the basic cable networks and The WB Network consist of consumer advertising, which is sold primarily on a national basis in the U.S. (and on a regional basis outside the U.S.). The WB Network sells time exclusively on a national basis, with local affiliates of The WB Network selling local advertising. Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including food and beverage, financial and business services, entertainment, drugs/health and medical and automotive. Advertising revenue is a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network as well as overall advertiser demand in the marketplace.
Turner Networks

Domestic Networks
      Turner’s entertainment networks include two general entertainment networks, TBS, with approximately 89.5 million U.S. households as of December 31, 2005, as reported by Nielsen Media Research (“households”); and TNT, with approximately 89.8 million households in the U.S. as of December 31, 2005; as well as Cartoon Network (including Adult Swim, its overnight block of contemporary animation aimed at adults) with approximately 88.6 million households in the U.S. as of December 31, 2005; Turner Classic Movies, a

commercial-free network presenting classic films from the Company’s MGM, RKO and pre-1950 Warner Bros. film libraries, among others, which had approximately 71.5 million households in the U.S. as of December 31, 2005, and Boomerang, an animation network featuring classic cartoons. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries as to which Turner or other divisions of the Company own the copyrights, plus licensed programming, including sports, and original films and series. Turner has announced that it has entered into an agreement to sell Turner South, a Southeast regional entertainment network, which is expected to close in the second or third quarter of 2006.
      Turner has licensed programming rights from the National Basketball Association (the “NBA”) to televise a certain number of regular season and playoff games on TNT through the 2007-08 season. TBS and Turner South televise Atlanta Braves baseball games, for which rights fee payments are made to Major League Baseball’s central fund for distribution to all Major League Baseball clubs. Through a joint venture with NBC, Turner also has rights to televise certain NASCAR Nextel Cup and Busch Series races through the end of 2006. Commencing in 2007, Turner has secured rights to televise certain NASCAR Nextel Cup races through 2014.
      Turner’s CNN and Headline News networks, 24-hour per day cable television news services, reach more than 89.9 million households and 88.9 million households in the U.S., respectively, as of December 31, 2005. Together with CNN International (“CNNI”), CNN reached more than 200 countries and territories as of December 31, 2005. CNN operates 36 news bureaus, of which 10 are located in the U.S. and 26 are located around the world.

International Networks
      CNNI is distributed to multiple distribution platforms for delivery to cable and DSL systems, satellite platforms, mobile operators, broadcasters, hotels and other viewers around the world on a network of 10 regional satellites. CNN Headline News is distributed in the Asia Pacific region and Latin America; CNN en Español is a separate Spanish language all-news network in Latin America; and CNNj is an all-news network in Japan. CNN-IBN, a co-branded, 24-hour, English-language general news and current affairs channel in India, was launched in December 2005.
      Turner also distributes Pogo (an entertainment network for children) in India and certain other South Asian territories. In addition, Turner distributes approximately 45 region-specific versions and local-language feeds of TNT, Cartoon Network, Turner Classic Movies and Boomerang in over 125 countries around the world. In the U.K. and Ireland, Turner distributes Toonami, an all-action animation network.
      In a number of regions, Turner has launched international versions of its channels through joint ventures with local partners. These include CNN+, a Spanish language 24-hour news network distributed in Spain and Andorra; CNN Turk, a Turkish language 24-hour news network available in Turkey and the Netherlands; and Cartoon Network Japan. Turner also has interests in services in China (CETV) and Italy.

Internet Sites
      In addition to its cable networks, Turner manages various Internet sites that generate revenue from commercial advertising and consumer subscription fees. The CNN News Group has multiple sites, such as CNN.com and allpolitics.com, which are operated by CNN Interactive. Several localized editions of CNN.com operate in Turner’s international markets. In 2005, CNN launched Pipeline, a broadband news service available via subscription in 25 countries. The CNN News Group also produces CNNMoney.com in collaboration with Time Inc.’s Money Magazine. Turner also operates the NASCAR Website, NASCAR.com, pursuant to an agreement with NASCAR through 2006, and the PGA’s Website, PGA.com, pursuant to an agreement with PGA through 2011. Turner operates CartoonNetwork.com, a popular advertiser-supported site in the U.S., as well as 15 international sites affiliated with the regional children’s services feeds. In 2005, Turner introduced GameTap, a direct-to-consumer broadband subscription-based gaming service offering access to over 300 classic and contemporary video games.

Home Box Office
      HBO, operated by the wholly owned subsidiary Home Box Office, Inc., is the nation’s most widely distributed pay television service. Including HBO’s sister service, Cinemax, the Home Box Office Services had approximately 39.9 million subscriptions as of December 31, 2005. Both HBO and Cinemax are made available on a number of multiplex channels and in high definition. Home Box Office also offers subscription video-on-demand products, which enable digital cable subscribers who subscribe to the Home Box Office Services to view programs at a time of their choice with DVD-like functionality.
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
      HBO is also defined by its award-winning original dramatic and comedy series, movies and mini-series such as The Sopranos, Entourage, Rome, Deadwood and Empire Falls, and boxing matches and sports news programs, as well as comedy specials, family programming and documentaries. In 2005 HBO won 27 Primetime Emmys® — the most of any network.
      Home Box Office produced Everybody Loves Raymond, which completed its ninth and final season on CBS in 2005 and now airs in syndication. Home Box Office also licenses its successful original programming, such as Sex and the City, in syndication and to basic cable channels. HBO Sports operates HBO Pay-Per-View, which distributes pay-per-view prizefights. HBO Video markets DVDs of a variety of HBO’s original programming, including movies, miniseries and dramatic and comedy series. Through various joint ventures, HBO-branded services are also distributed in more than 50 countries in Latin America, Asia and Central Europe.
New Television Network
      On January 24, 2006, WBE, a subsidiary of the Company, and CBS announced their intent to form a new fifth broadcast network, The CW, to be launched in Fall 2006. The new broadcast network will be a 50-50 joint venture between WBE and CBS. The WB Network, which is 77.75% owned by a subsidiary of WBE and has operated for the past 11 years, will cease broadcast in conjunction with the launch of the new network and The WB’s partnership with Tribune Broadcasting (“Tribune”) will be dissolved.
      The CW is expected to incorporate The WB’s current scheduling model which, among other things, includes a six night-13 hour primetime lineup and the schedule of children’s programming now known as Kids’ WB!, a five-hour animated programming block on Saturday mornings.
      Tribune has owned a 22.25% interest in The WB Network. Sixteen of the stations owned by Tribune that are current affiliates of The WB Network and eleven of the CBS-owned UPN stations will carry the new CW network.
Other Network Interests
      The Company and Liberty Media (“Liberty”) each have a 50% interest in Court TV, which was available in approximately 84.5 million households as of December 31, 2005. Court TV is an advertiser-supported basic cable television service providing an informative and entertaining view of the American legal system. Focusing on “investigative television,” Court TV broadcasts live trial coverage by day and original programs such as Forensic Files and Psychic Detectives and popular off-network series such as NYPD Blue in the evening. Under the Court TV Operating Agreement, beginning January 2006, Liberty may give written notice to the Company requiring the Company to purchase all of Liberty’s interest in Court TV (the “Liberty Put”) and, as of the same date, the Company may, by notice to Liberty, require Liberty to sell all of its interest in Court TV to the Company (the “Time Warner Call”). The price to be paid upon exercise of either the Liberty Put or the Time Warner Call will be an amount equal to one half of the fair market value of Court TV, determined by appraisal. As of February 17, 2006, Liberty had not exercised the Liberty Put and Time Warner had not exercised the Time Warner Call.
      Through a wholly owned subsidiary, Turner owns the Atlanta Braves of Major League Baseball. During 2005, Turner announced its intention to sell the team.
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
PUBLISHING
      The Company’s magazine publishing businesses are conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. In addition, Time Inc. operates certain direct-marketing and direct-selling business. On February 6, 2006, the Company announced that it will sell its trade book publishing operations conducted by Time Warner Book Group Inc., a Time Inc. subsidiary. The sale is expected to close in the first half of 2006.
Magazines
      As of February 1, 2006, Time Inc. published over 150 magazines worldwide, approximately 45 in the U.S. and over 105 in other countries. These magazines generally appeal to the broad consumer market and include People, Sports Illustrated, Southern Living, In Style, Real Simple, Entertainment Weekly, Time, Fortune, Cooking Light and What’s On TV.
      Time Inc. expands its magazine businesses generally through the development of product extensions, new magazines and international editions, and acquisitions. Product extensions are generally managed by the individual magazines and involve, among other things, new magazines launches, specialized editions aimed at particular audiences, and distribution of editorial content through different media, such as the Internet, books and television. Many of Time Inc.’s magazine brands have developed websites to distribute editorial content published in the magazines and content new to Internet audiences.
      Time Inc. continues to invest in new magazines, including Pick Me Up, a weekly women’s magazine offering real life stories in an accessible and entertaining way, and TV Easy, a weekly compact paid-for TV listings magazine, both launched by IPC Media in the U.K. in 2005. These launches were in addition to the magazines launched in 2004, including All You, a monthly U.S. women’s magazine distributed exclusively, at this time, in Wal-Mart stores, Cottage Living, a monthly U.S. women’s lifestyle magazine, and Nuts, a weekly U.K. mass-market, lifestyle men’s magazine. Time Inc. also re-launched Life in 2004 as a weekend magazine distributed in U.S. newspapers nationwide.
      In the first quarter of 2005, Time Inc. acquired the remaining 51% equity stake it did not already own in Essence Communications Partners, the publisher of Essence, the premier magazine for African-American women. In the third quarter of 2005, Time Inc. acquired Grupo Editorial Expansión (GEE), a publisher of consumer and business magazines in Mexico. GEE has a portfolio of 15 titles including Expansión, GEE’s flagship magazine and Mexico’s leading business magazine.

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
      Time Inc.’s major magazines are described below:
      People is a weekly magazine that reports on celebrities and other newsworthy individuals. People generated approximately 13% of Time Inc.’s revenues in 2005. People has expanded its franchise to include People en Español, a Spanish-language magazine aimed primarily at U.S. Hispanic readers, and Teen People, aimed at teenage readers. Who Weekly is an Australian version of People managed by IPC Media, Time Inc.’s consumer magazine publisher in the U.K.
      Sports Illustrated is a weekly magazine that covers sports. Sports Illustrated for Kids is a sports magazine intended primarily for pre-teenagers.
      In Style is a monthly magazine that focuses on celebrity, lifestyle, beauty and fashion. In recent years, In Style has expanded internationally by launching in Australia and the U.K. under the management of IPC Media; it is also published under license in six countries.
      Real Simple is a monthly magazine that focuses on life, home, body and soul and provides practical solutions for simplifying various aspects of busy lives. It is also published under license in three countries. In addition, Real Simple launched a weekly television series on PBS in January 2006.
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
      Fortune is a bi-weekly magazine that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. It is also published under license in China. Other business and financial magazines include Money, a monthly magazine that reports primarily on personal finance, FSB: Fortune Small Business, which covers small business, and Business 2.0, a magazine that reports on innovation in the worlds of business and technology.
      IPC Media, the U.K.’s leading consumer magazine publisher, publishes over 80 magazines as well as numerous special issues and guides in the U.K. and Australia. These publications are largely focused in the television listings, women’s lifestyle, celebrity, home and garden, leisure, music and men’s lifestyle sectors. IPC’s magazines include What’s On TV and TV Times in the television listings sector, Chat and Woman in the women’s lifestyle sector, Now in the celebrity sector, Woman & Home and Ideal Home in the home and garden sector, Country Life and Horse & Hound in the leisure sector, NME in the music sector, and Loaded and Nuts in the men’s lifestyle sector. In addition, IPC publishes three magazines through two unconsolidated joint ventures with Groupe Marie Claire.
      Southern Progress Corporation publishes eight magazines, including the regional lifestyle magazines Southern Living and Sunset and the specialty magazines Cooking Light and Health.
      Time4 Media publishes 17 sport and outdoor activity enthusiast magazines such as Golf, Field & Stream, Ski, Yachting, Salt Water Sportsman, Transworld Skateboarding and Transworld Snowboarding, as well as Popular Science. In addition, Time4 Media oversees the publication and production of This Old House magazine and the two television series This Old House and Ask This Old House.

      The Parenting Group publishes Parenting and Babytalk magazines.
      Essence Communications Inc. publishes Essence magazine and produces the annual Essence Music Festival.
      GEE publishes 13 consumer and business magazines in Mexico including Expansión, Quien, a celebrity and personality magazine, Obras, an architecture, construction and engineering magazine, Life and Style, a men’s lifestyle magazine, and Balance, a fitness, health and nutrition magazine for women. In addition, GEE publishes two magazines through an unconsolidated joint venture with Hachette Filipacchi Presse S.A.
      Time Inc. also has management responsibility under a management contract for the American Express Publishing Corporation’s publishing operations, including its lifestyle magazines Travel & Leisure, Food & Wine and Departures.

Advertising
      Advertising carried in Time Inc.’s U.S. magazines is predominantly consumer advertising, including toiletries and cosmetics, food, domestic and foreign automobiles, pharmaceuticals, media and movies, retail and department stores, direct response, financial services and sporting goods. In 2005, Time Inc. magazines accounted for 23.4% (compared to 24.4% in 2004) of the total U.S. advertising revenue in consumer magazines excluding Life and other newspaper supplements, as measured by the Publishers Information Bureau (PIB). People, Time and Sports Illustrated were ranked 1, 3 and 4, respectively, by PIB revenue, and Time Inc. had five of the 15 leading magazines in terms of advertising dollars.

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
      Time Inc. owns approximately 92% of Synapse Group, Inc. (“Synapse”), a leading seller of magazine subscriptions to Time Inc. magazines and magazines of other publishers in the U.S. Synapse sells magazine subscriptions principally through marketing relationships with credit card issuers, consumer catalog companies, commercial airlines with frequent flier programs, retailers and Internet businesses. Under the relevant agreements, in April 2006 the Synapse minority shareholders have the right to require Time Inc. to purchase their entire remaining interest in Synapse (the “Synapse Put”), and in May 2006 Time Inc. has the right to require the Synapse shareholders to sell their entire interest in Synapse to Time Inc. (the “Time Inc. Call”). The price to be paid upon exercise of either the Synapse Put or the Time Inc. Call would be based upon Synapse’s earnings for 2005.
      Newsstand sales of magazines, which are reported as a component of Subscription revenues, are sold through traditional newsstands as well as other retail outlets such as Wal-Mart, supermarkets and convenience and drug stores, and may or may not result in repeat purchases. Time/Warner Retail Sales & Marketing Inc. distributes and markets copies of Time Inc. magazines and books and certain other publishers’ magazines and books through third-party wholesalers primarily in the U.S. and Canada. Wholesalers, in turn, sell Time Inc. magazines to the retail segments noted above. Marketforce (UK) Ltd distributes and markets copies of all IPC magazines, some international Time Inc. editions and certain other publishers’ magazines outside of the U.S. and Canada, which copies are sold through third-party wholesalers to retail outlets such as supermarkets and newsagents.

Paper and Printing
      Paper constitutes a significant component of physical costs in the production of magazines. During 2005, Time Inc. purchased over half a million tons of paper principally from four independent manufacturers.
      Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in multiple locations in the U.S. and in nine other countries. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.
Direct Marketing and Selling
      Through subsidiaries, Time Inc. conducts direct-marketing and direct-selling businesses. In addition to selling magazine subscriptions, Synapse is a direct marketer of consumer products, including software, DVDs and other merchandise.
      Southern Living At Home, the direct selling division of Southern Progress Corporation, specializes in home décor products that are sold in the U.S. through more than 35,000 independent consultants at parties hosted in people’s homes.
      Book-of-the-Month Club, Inc. (“BOMC”) has a 50-50 joint venture with Bertelsmann’s Doubleday Direct, Inc. to operate the U.S. book clubs of BOMC and Doubleday jointly. The joint venture, named Bookspan, acquires the rights to manufacture and sell books to consumers through clubs. Bookspan operates its own fulfillment and warehousing operations in Pennsylvania. Under the relevant agreements, in January of each year either Bertelsmann or the Company may elect to terminate the venture by giving notice during specified termination periods. If such an election is made by either party, a confidential bid process will take place pursuant to which the highest bidder will purchase the other party’s entire venture interest. The Company is unable to predict whether this bid process will occur or the amount that may be paid out or received under it.
Books
      On February 6, 2006, the Company announced that it will sell its trade book publishing business conducted by the Time Warner Book Group Inc. (“TWBG”) to Hachette for $538 million, subject to working capital adjustments. The transaction is expected to close in the first half of 2006.
      Time Inc.’s trade book publishing operations have been conducted primarily by TWBG’s three major publishing houses, Warner Books, Little, Brown and Company and Time Warner Book Group UK. During 2005, TWBG placed a record 69 books on The New York Times bestseller list, including Blink by Malcolm Gladwell, The Historian by first time author Elizabeth Kostova and Your Best Life Now by Joel Osteen. In addition, new releases from many of its major recurring bestselling authors made the list, including David Baldacci, Michael Connelly, Nelson DeMille, James Patterson and Nicholas Sparks. TWBG also handles book distribution for Little, Brown and Warner Books, as well as Disney, Microsoft and other publishers, through its distribution center in Indiana.
      The how-to, lifestyle and special commemorative book publishing businesses of Oxmoor House, Leisure Arts and Sunset Books, which are operated by Southern Progress Corporation, are not being sold as part of the sale of TWBG.
Postal Rates
      Postal costs represent a significant operating expense for the Company’s magazine publishing and direct-marketing activities. In 2005, the Company spent over $350 million for services provided by the U.S. Postal Service. The U.S. Postal Service has implemented a postal rate increase of 5.4% effective January 8, 2006. These costs are not directly passed on to magazine subscribers. Time Inc. strives to minimize postal expense through the use of certain cost-saving activities with respect to address quality, mail preparation and delivery of products to postal facilities.
Competition
      Time Inc. faces significant competition from several direct competitors and other media, including the Internet. Time Inc.’s magazine operations compete for circulation and audience with numerous other magazine publishers and other media. Time Inc.’s magazine operations also compete with other magazine publishers and other media for advertising directed at the general public and at more focused demographic groups. The magazine publishing business presents few barriers to entry and many new magazines are launched annually across multiple sectors. In recent years competitors launched and/or repositioned many magazines, primarily in the celebrity and women’s service sectors, that compete directly with People, In Style, Real Simple and other Time Inc. magazines, particularly at newsstand checkouts in mass-market retailers. Time Inc. anticipates that it will face continuing competition from these new competitors and additional competitors may enter the magazine business and further intensify competition.
      Time Inc.’s direct-marketing operations compete with other direct marketers through all media, including the Internet, for the consumer’s attention.
OTHER ASSETS
      The Company also has an aggregate equity interest in Time Warner Telecom Inc. (“Time Warner Telecom”) of approximately 44% and an aggregate voting interest (consisting of high-voting common stock) of approximately 71%. Time Warner Telecom is a provider of managed network solutions to business customers and organizations in 44 metropolitan markets across the United States. Time Warner Telecom integrates data, dedicated Internet access, and local and long distance voice services for long distance carriers, wireless communications companies, incumbent local exchange carriers and various organizations in the public and private sector. The Company’s nominees to the Board of Directors of Time Warner Telecom are limited to less than a majority by the terms of a stockholder agreement, and Time Warner Telecom is a separately-managed public company whose stock is traded through Nasdaq. Its financial results are not consolidated with those of the Company. The Company has determined that it does not consider its interest in Time Warner Telecom to be strategic and has so advised Time Warner Telecom.
INTELLECTUAL PROPERTY
      Time Warner Inc. is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, television programs, books, magazines and software; trademarks in names, logos and characters; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. These intellectual property assets, both in the U.S. and in other countries around the world, are among the Company’s most valuable assets. The Company derives value from these assets through a range of business models, including the theatrical release of films, the licensing of its films and television programming to multiple domestic and international television and cable networks and pay television services, and the sale of products such as DVDs and magazines. It also derives revenues related to its intellectual property through advertising in its magazines, networks, cable systems and online services and from various types of licensing activities, including licensing of its trademarks and characters. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent and trade secret laws and contract provisions. The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction; in the case of licenses, it also depends on contractual and/or statutory provisions.
      The Company vigorously pursues all appropriate avenues of protection for its intellectual property. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s intellectual property is often difficult and the steps taken may not in every case prevent misappropriation. Piracy, particularly in the digital environment, continues to present a threat to revenues from products and services based on intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, applying digital rights management technologies, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives, and enhancing public awareness of the meaning and value of intellectual property. The Company works with various cross-industry groups and trade associations, as well as with strategic partners to develop and implement technological solutions to control digital piracy.
      Third parties may bring intellectual property infringement claims or challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. In addition, domestic and international laws, statutes and regulations are constantly changing, and the Company’s assets may be either adversely or beneficially affected by such changes. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. The Company therefore engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure effective and appropriately tailored remedies for infringement.
REGULATION AND LEGISLATION
      The Company’s cable system, cable and broadcast television network, original programming and Internet businesses are subject, in part, to regulation by the Federal Communications Commission (“FCC”), and the cable system business is also subject to regulation by most local and some state governments where the Company has cable systems. The Company’s magazine and other direct marketing activities are also subject to regulation. In addition, in connection with regulatory clearance of the AOL-Historic TW Merger, the Company’s cable system and Internet businesses are subject to the terms of the Consent Decree (the “Consent Decree”) issued by the Federal Trade Commission (“FTC”), the Memorandum Opinion and Order (“Order”) issued by the FCC, as well as other conditions that have been fully satisfied and are no longer relevant. The Company is also subject to an FTC consent decree (the “Turner Consent Decree”) as a result of the FTC’s approval of the acquisition of Turner Broadcasting System, Inc. in 1996.
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
FTC Consent Decree
      In December 2000, the FTC issued a Consent Decree in connection with the AOL-Historic TW Merger. The consent decree provided that, with the exception of Road Runner, Time Warner Cable was not permitted to launch an affiliated ISP, like the AOL for Broadband service, in the majority of its operating area until it launched the EarthLink service, an unaffiliated ISP, on those systems. The Consent Decree also provided that for those systems, Time Warner Cable was required to enter into agreements with two additional unaffiliated ISPs within 90 days after launching an affiliated ISP. In addition, the Consent Decree required that, in its remaining systems, Time Warner Cable had to enter into agreements with three unaffiliated providers within 90 days after launching an affiliated ISP.
      Time Warner Cable has now entered into, and received FTC approval for, agreements with the required number of unaffiliated ISPs in all covered systems. If any of the required agreements expires or is terminated during the term of the Consent Decree, Time Warner Cable will be required to replace it with another approved agreement.
      The Consent Decree also requires that Time Warner Cable’s FTC-approved agreements contain a provision that requires Time Warner Cable to give notice to the unaffiliated ISPs if Time Warner enters into an agreement for AOL to provide ISP Service, as defined under the Decree, with any one of six specified cable operators. In that event, the Company is required to give each unaffiliated ISP the option to adopt all terms and conditions of the relevant AOL ISP Service agreement. In addition, the Consent Decree requires that Time Warner continue to offer and promote DSL service in areas served by Time Warner Cable to the same extent and on terms comparable to the terms offered in areas not served by Time Warner Cable. AOL is also prohibited from entering into agreements with cable MSOs that restrict the ability of that MSO to enter into agreements with other ISPs or interactive television providers. The Company’s obligations under the Consent Decree expire on April 17, 2006.
FCC Memorandum Opinion and Order
      In January 2001, the FCC issued an Order imposing certain requirements regarding Time Warner Cable’s provision of ISPs with which Time Warner Cable has entered into distribution agreements. Specifically, the Order requires Time Warner Cable to provide consumers with a list of available ISPs upon request, to allow such ISPs to determine the content on their first screen, and to allow such ISPs to have direct billing arrangements with the subscribers they obtain. The Order prohibits Time Warner Cable from requiring customers to go through an affiliated ISP to reach an unaffiliated ISP, from requiring such ISPs to include particular content, and from discriminating on the basis of affiliation with regard to technical system performance.
      In addition, the FCC’s Order prohibits the Company from entering into any agreement with Comcast that gives any ISP affiliated with the Company exclusive carriage rights on any former AT&T cable system for broadband ISP services or that affects Comcast’s ability to offer rates or other carriage terms to ISPs that are not affiliated with the Company.
Turner FTC Consent Decree
      The Company is also subject to the terms of a consent decree (the “Turner Consent Decree”) entered in connection with the FTC’s approval of the acquisition of Turner by Historic TW in 1996. Certain requirements imposed by the Turner Consent Decree, such as carriage commitments for Time Warner Cable for the rollout of at least one independent national news video programming service, have been fully satisfied by the Company. Various other conditions remain in effect, including certain restrictions that prohibit the Company from offering programming upon terms that (1) condition the availability of, or the carriage terms for, the HBO service upon whether a multichannel video programming distributor carries a video programming service affiliated with Turner; and (2) condition the availability of, or the carriage terms for, CNN, TBS and TNT upon whether a multichannel video programming distributor carries any video programming service affiliated with TWE. The Turner Consent Decree also imposes certain restrictions on the terms by which a Turner video programming service may be offered to an unaffiliated programming distributor that competes in areas served by Time Warner Cable.
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
      The Turner Consent Decree also requires that any Time Warner stock held by Liberty Media Corporation (“Liberty”), its former corporate parent, Tele-Communications, Inc. (“TCI”), which was merged with AT&T in 1999 and was subsequently acquired by Comcast in 2002, as well as by the late Bob Magness and John C. Malone as individuals, be non-voting except that such securities are entitled to a vote of one-one hundredth (1/100) of a vote per share owned when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of these non-voting securities. Upon the sale of these non-voting securities to any independent third party, the securities may be converted into voting stock of Time Warner. The Turner Consent Decree also prohibits Liberty, TCI (now Comcast), the late Bob Magness and John C. Malone as individuals, from holding ownership interests, collectively, of more than 9.2% of the fully diluted equity of Time Warner. In 2002, Liberty sought to eliminate these restrictions from the Turner Consent Decree; the petition was denied by the FTC without prejudice.

      The Turner Consent Decree was modified by the FTC on December 21, 2004, upon application by Liberty, to permit Liberty to lend to a third party the Company common stock into which the non-voting stock held by it is convertible, provided that Liberty has no right to vote or to direct the voting of the loaned common stock and will not directly or indirectly influence or attempt to influence the voting of such stock. The Turner Consent Decree will expire in February 2007. On February 16, 2006, Liberty filed a petition with the FTC seeking to terminate the Turner Consent Decree as it applies to Liberty in advance of the 2007 expiration, including all voting restrictions on its Time Warner stock holdings, based on changed circumstances.
Cable System Regulation

Communications Act and FCC Regulation
      The Communications Act of 1934, as amended (the “Communications Act”), and the regulations and policies of the FCC affect significant aspects of Time Warner Cable’s operations, including video subscriber rates; carriage of broadcast television stations, as well as the way Time Warner Cable sells its video program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; offering of voice and high-speed data services; and use of utility poles and conduits.
      Subscriber Rates. The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there is no effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service, which generally includes local broadcast channels and public access or educational and government channels required by the franchise. This kind of regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. In many localities, Time Warner Cable is no longer subject to this rate regulation, either because the local franchising authority has not become certified by the FCC to regulate these rates or because the FCC has found that there is effective competition.
      Carriage of Broadcast Television Stations and Other Programming Regulation. The Communications Act and the FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry their stations, subject to some exceptions, or to negotiate with cable systems the terms by which the cable systems may carry their stations, commonly called “retransmission consent.” The most recent election by broadcasters became effective on January 1, 2006.
      The Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations (i.e., those television stations outside the DMA to which a community is assigned) except for commercial satellite-delivered independent “superstations” and some low-power television stations.
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
      The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. Moreover, it requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC regulates various aspects of such third-party commercial use of channel capacity on Time Warner Cable’s cable systems, including the rates and some terms and conditions of the commercial use.
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
      In 2002, the FCC released an order in which it determined that cable-modem service constitutes an “information service” rather than a “cable service” or a “telecommunications service,” as those terms are used in the Communications Act. That determination has now been largely sustained by the U.S. Supreme Court. According to the FCC, an “information service” classification may permit but does not require it to impose “multiple ISP” requirements. In 2002, the FCC initiated a rulemaking proceeding to consider whether it may and should do so and whether local franchising authorities should be permitted to do so. This rulemaking proceeding remains pending.
      In 2005, the FCC adopted a Policy Statement intended to offer guidance on its approach to the Internet and broadband access. Among other things, the Policy Statement stated that consumers are entitled to competition among network, service and content providers, and to access the lawful content and services of their choice, subject to the needs of law enforcement. The FCC may in the future adopt specific regulations to implement the Policy Statement.
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
      The Communications Act also required the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In September 1993, the FCC adopted a rule that was later amended to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide. The Communications Act also required the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. In September 1993, the FCC imposed a limit of 40% of a cable operator’s first 75 activated channels. In March 2001, a federal appeals court struck down both limits and remanded the issue to the FCC for further review. The FCC initiated a rulemaking in 2001 to consider adopting a new horizontal ownership limit and recently announced a follow-on proceeding to consider the issue anew. The FCC is currently exploring whether it should re-impose any limits. The Company believes that it is unlikely that the FCC will adopt limits more stringent than those struck down.
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
      Pole Attachment Regulation. The Communications Act requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by investor-owned utilities. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in some states in which Time Warner Cable operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC’s original rate formula governs the maximum rate utilities may charge for attachments to their poles and conduit by cable operators providing cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate investor-owned utilities may charge for attachments to their poles and conduit by companies providing telecommunications services. Any increase in attachment rates resulting from the FCC’s new rate formula is being phased in (in equal annual installments) over a five-year period that began in February 2001. The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are being used to provide both cable service and high-speed data service.
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
      Certain regulatory requirements are also applicable to set-top boxes. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. In 1996, Congress enacted a statute seeking to allow subscribers to use set-top boxes obtained from third-party retailers. The most important of the FCC’s implementing regulations requires cable operators to offer separate equipment providing only the security function (so that subscribers can purchase set-top boxes or other navigational devices from other sources) and to cease placing into service new set-top boxes that have integrated security. The regulations requiring cable operators to cease distributing set-top boxes with integrated security are currently scheduled to go into effect on July 1, 2007. In addition, the FCC recently ordered the cable industry to investigate and report on the possibility of implementing a downloadable security system that would be accessible to all set-top devices. If the implementation of such a system proves technologically feasible, this may eliminate the need for consumers to lease separate conditional-access security devices.
      In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to interoperability between cable systems and reception equipment. Among other things, the agreement envisions consumer electronics devices with a slot for a conditional-access security card — a CableCARD(tm) — provided by the cable operator. To implement the agreement, the FCC promulgated regulations that: require cable systems with activated spectrum of 750 MHz or greater to support unidirectional digital devices; establish a voluntary labeling system for unidirectional devices; prohibit so-called “selectable output controls”; and adopt content-encoding rules. The FCC has issued a further notice of proposed rulemaking to consider additional changes. Cable operators, consumer-electronics companies and other market participants are holding discussions that may lead to a similar set of interoperability agreements covering digital devices capable of carrying cable operators’ two-way and interactive products and services.
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
      Compulsory Copyright Licenses for Carriage of Broadcast Stations and Music Performance Licenses. Time Warner Cable’s cable systems provide subscribers with, among other things, local and distant television broadcast stations. Time Warner Cable generally does not obtain a license to use the copyrighted perform-

ances contained in these stations’ programming directly from program owners. Instead, it obtains this license pursuant to a compulsory license provided by federal law, which requires it to make payments to a copyright pool. The elimination or substantial modification of the cable compulsory license could adversely affect Time Warner Cable’s ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to its subscribers.
      When Time Warner Cable obtains programming from third parties, it generally obtains licenses that include any necessary authorizations to transmit the music included in it. When Time Warner Cable creates its own programming and provides various other programming or related content, including local origination programming and advertising that it inserts into cable-programming networks, it is required to obtain any necessary music performance licenses directly from the rights holders. These rights are generally controlled by three music performance rights organizations, each with rights to the music of various composers. Time Warner Cable generally has obtained the necessary licenses, either through negotiated licenses or through procedures established by consent decrees entered into by some of the music performance rights organizations.

State and Local Regulation
      Cable operators operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by municipal or other franchising authorities. In some states, cable regulation is imposed at the state level as well. The Company believes it generally has good relations with state and local cable regulators.
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
      Franchises usually require the consent of franchising authorities prior to the sale, assignment, transfer or change of control of a cable system. Federal law imposes various limitations on the conditions local authorities may impose and requires localities to act on such requests within 120 days, provided that information requested by the local franchising authorities is timely provided. Time Warner Cable, Adelphia and Comcast are seeking the consents of local franchising authorities in connection with the Adelphia acquisition and related cable swaps, as applicable, described in greater detail below, through the submission of FCC Form 394s, where applicable. Notwithstanding the submission of any such FCC Form 394s, Time Warner Cable, Adelphia and Comcast reserve their rights to seek the application of Section 365 of the Bankruptcy Code, including a provision which may serve to override consent provisions which may be contained in certain franchise agreements, to the transfer of Adelphia’s franchise agreements or otherwise assert that local franchising authorities’ consent is not required under the terms of a particular franchise agreement.

Regulation of Telephony
      As of December 31, 2005, it was unclear whether and to what extent regulators will subject services like TWC Inc.’s Digital Phone (“Non-traditional Voice Services”) to the regulations that apply to traditional circuit switch telephone service provided by incumbent telephone companies. In February 2004, the FCC opened a rulemaking proceeding to consider these and other issues. This proceeding remains pending. In November 2004, the FCC issued an order preempting certain kinds of state regulation of Non-traditional Voice Services, including state requirements to obtain a certificate and to file a tariff. The order did not decide, however, what federal rules should apply to Non-traditional Voice Services. In particular, there is uncertainty as to whether and to what extent the “access charge” and “universal service” rules that apply to traditional circuit switch telephone service will also apply to Non-traditional Voice Services. It is also possible that regulators will allow utility pole owners to charge cable operators offering Non-traditional Voice Services higher rates for pole rental than for traditional cable service and cable-modem service. In May 2005, the FCC adopted rules requiring Non-traditional Voice Service providers to supply enhanced 911 (E911) capabilities as a standard feature to their subscribers. Additionally, Non-traditional Voice Service providers must obtain affirmative acknowledgement from all subscribers that they have been advised of the circumstances under which E911 service may not be available. In August 2005, the FCC adopted an order requiring certain types of Non-traditional Voice Services, as well as facilities-based broadband Internet access service providers, to assist law enforcement investigations through compliance with the Communications Assistance For Law Enforcement Act.
Network Regulation
      Under the Communications Act and its implementing regulations, vertically integrated cable programmers like the Turner Networks and the Home Box Office Services, are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Certain other federal laws also contain provisions relating to violent and sexually explicit programming, including provisions relating to the voluntary promulgation of ratings by the industry and requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called “V-chip”).
Marketing Regulation
      Time Inc.’s magazine and book marketing activities, as well as marketing and billing activities by AOL and other divisions of the Company, are subject to regulation by the FTC and each of the state Attorneys General under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy), the FTC Mail or Telephone Order Merchandise Rule and the FTC Telemarketing Sales Rule. There are also certain other statutes and rules that regulate conduct in areas such as privacy, data security and telemarketing. In addition, Time Inc. regularly receives and resolves routine inquiries from state Attorneys General and is subject to agreements with state Attorneys General addressing some of Time Inc.’s marketing activities. Certain of Time Inc.’s specific marketing methods, such as automatic subscription renewal and free trial, are being examined by the Attorneys General of several states. Also, Time Inc. has pending with the FTC a response to a Civil Investigative Demand relating to Time Inc.’s retail subscription sales partnership with Best Buy. AOL is also subject to a 2004 FTC Consent Decree, a 1998 FTC Consent Decree and Assurances of Voluntary Compliance with state governments regarding AOL’s marketing and billing activities, including its cancel/save processes, billing practices, rebates and other marketing promotions.
      AOL is subject to certain consent orders and assurances of voluntary compliance or discontinuance reached with federal and state regulators. These orders and assurances relate to AOL’s marketing and billing activities, including its cancel/save processes, billing practices, rebates, other marketing promotions and processing of consumer complaints. In 1998, AOL entered into an FTC Consent Decree regarding service access, billing authorization, and disclosures. In 2004, AOL entered into a Consent Decree with the FTC related to the company’s cancellation and rebate practices. AOL has also entered into a series of settlements with State Attorneys General. In 1998, AOL entered an Assurance of Voluntary Compliance (“AVC”) with the Attorneys General of 44 states related to cancellation policies and procedures, free trial offers and premium services. In 2005, AOL entered into agreements settling investigations by the Attorneys General of Ohio and New York. Both agreements require that AOL resolve certain consumer complaints, and the New York agreement also requires that AOL change its retention consultant compensation practices and implement a system of third party verification for certain save processes. AOL from time to time also is subject to investigations by various state regulators regarding consumer protection issues related to marketing and billing matters. In December 2005, AOL was informed of a multi-state investigation related to marketing and billing matters.
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
      Among other things, as a result of the TWE Restructuring, all of Time Warner’s interests in cable, including those that were wholly owned and those that were held through TWE, became controlled by TWC Inc. As part of the TWE Restructuring, Time Warner received a 79% economic interest in TWC Inc.’s cable systems and TWE, which continues to own the interests in the cable systems that it held prior to the TWE Restructuring, became a subsidiary of TWC Inc. In exchange for the 27.64% stake in TWE previously held by Comcast, TWC Inc. issued to Comcast, among other things, a 21% effective interest in TWC Inc.’s business, consisting of a 17.9% stock interest in TWC Inc. and a 4.7% limited partnership interest in TWE. Under the arrangements entered into by Comcast as part of the process of obtaining FCC approval of Comcast’s acquisition of AT&T Broadband, Comcast (and/or the Comcast trust referred to below) is obligated to take steps to dispose of its entire interest in TWC Inc. and TWE held by Comcast (or such Comcast trust) in an orderly process by November 2007, and in any event by May 2008.
      In connection with the TWE Restructuring, Comcast also received Series A Mandatorily Convertible Preferred Stock of Time Warner which, in accordance with its terms, automatically converted on March 31, 2005 into 83,835,883 shares of Time Warner common stock valued at $1.5 billion at the time of conversion.
Adelphia/Comcast

Adelphia Acquisition Agreement and Comcast Redemption Agreements
      In April 2005, a subsidiary of TWC Inc., TW NY, and Comcast entered into separate definitive agreements (collectively, the “Adelphia Agreements”) to collectively acquire substantially all the assets of Adelphia, which is currently in bankruptcy, for a total of $12.7 billion in cash (of which TW NY will pay $9.2 billion and Comcast will pay the remaining $3.5 billion) and 16% of the common stock of TWC Inc. (the “Adelphia Acquisition”). The purchase price is subject to customary adjustments to reflect changes in Adelphia’s net liabilities and subscribers as well as any shortfall in Adelphia’s capital expenditure spending relative to its budget during the interim period between the execution of the Adelphia Agreements and the closing of the Adelphia Acquisition.
      At the same time that Comcast and TW NY entered into the Adelphia Agreements, Comcast, TWC Inc. and/or their respective affiliates entered into agreements providing for the redemption of Comcast’s interests in TWC Inc. and TWE (the “TWC Redemption Agreement” and the “TWE Redemption Agreement,” respectively, and, collectively, the “Redemption Agreements”). Specifically, Comcast’s 17.9% interest in TWC Inc. will be redeemed in exchange for 100% of the capital stock of a subsidiary of TWC Inc. holding cable systems serving approximately 587,000 subscribers (as of December 31, 2004), as well as approximately $1.9 billion in cash. In addition, Comcast’s 4.7% residual equity interest in TWE will be redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers (as of December 31, 2004), as well as approximately $133 million in cash. TWC Inc., Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (“Cable Swaps”).
      After giving effect to the transactions, TWC Inc. will gain systems passing approximately 7.5 million homes, with approximately 3.5 million basic subscribers (in each case, as of December 31, 2004). TWC Inc. will then manage a total of approximately 14.4 million basic subscribers. Time Warner will own 84% of TWC Inc.’s common stock (including 83% of the outstanding TWC Inc. Class A Common Stock (the “TWC Class A Common Stock”), which will become publicly traded at the time of closing, and all outstanding shares of TWC Inc. Class B Common Stock (the “TWC Class B Common Stock”)) and will also own a $2.9 billion indirect non-voting economic interest in TW NY.
      These transactions (referred to collectively as the “Adelphia Transactions”) are subject to customary regulatory review and approvals, including FCC and local franchise approvals, as well as, in the case of the Adelphia Acquisition, the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction over Adelphia’s Chapter 11 case and by Adelphia’s creditors. Hart-Scott-Rodino Act antitrust review has been completed. Closing of the Adelphia Transactions is expected during the second quarter of 2006.
      The Adelphia Acquisition is not dependent on the closing of the Cable Swaps or the transactions contemplated by the Redemption Agreements. Furthermore, if Comcast fails to obtain certain necessary governmental authorizations, TW NY has agreed to acquire the cable operations of Adelphia that would have been acquired by Comcast, with the purchase price payable in cash or TWC Inc. stock at TW NY’s discretion.

Amendments to Existing Arrangements
      In addition to entering into the agreements to purchase substantially all of Adelphia’s assets, the Redemption Agreements and the Cable Swap agreements described above, in April 2005 TWC Inc. and Comcast amended certain pre-existing agreements. The objective of these amendments is to terminate these agreements contingent upon the completion of the transactions provided for in the Redemption Agreements. The following brief description of these agreements does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of such agreements.
      Registration Rights Agreement. In conjunction with the TWE Restructuring, TWC Inc. granted Comcast and certain affiliates registration rights related to the shares of TWC Class A Common Stock acquired by Comcast in the TWE Restructuring. In connection with the entry into the TWC Redemption Agreement, Comcast generally has agreed not to exercise or pursue registration rights with respect to the TWC Class A Common Stock owned by it until the earlier of the date upon which the TWC Redemption Agreement is terminated in accordance with its terms and the date upon which TWC Inc.’s offering of equity securities to the public for cash for its own account in one or more transactions registered under the Securities Act of 1933 (the “Securities Act”) exceeds $2.1 billion. TWC Inc. does, however, have an obligation to file a shelf registration statement on June 1, 2006 covering all of the shares of the TWC Class A Common Stock if the TWC Redemption has not occurred as of such date.

      Tolling and Optional Redemption Agreements. A subsidiary of TWC Inc., Comcast and certain of its affiliates entered into an amendment (the “Second Tolling Amendment”) to the Tolling and Optional Redemption Agreement, dated as of September 24, 2004, as amended, pursuant to which the parties agreed that if both of the Redemption Agreements terminate, TWC Inc. will redeem 23.8% of Comcast’s 17.9% ownership of TWC Class A Common Stock in exchange for 100% of the common stock of a TWC Inc. subsidiary that will own certain cable systems serving approximately 148,000 basic subscribers (as of December 31, 2004) plus approximately $422 million in cash. In addition, a subsidiary of TWC Inc., Comcast and certain of its affiliates have entered into an Alternate Tolling and Optional Redemption Agreement under which the parties have agreed that if the TWC Redemption Agreement terminates, but the TWE Redemption Agreement is not terminated, an alternate version of the partial redemption contemplated by the Second Tolling Amendment may occur.
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
      Stockholders of TWC Inc. Time Warner and its subsidiaries own shares of TWC Class A Common Stock, which generally has one vote per share, and shares of TWC Class B Common Stock, which generally has ten votes per share, which together represent 89.3% of the voting power of TWC Inc. and 82.1% of the equity of TWC Inc. A Comcast statutory trust (the “Comcast Trust”) owns shares of TWC Class A Common Stock representing the remaining 10.7% of the voting power and 17.9% of the equity of TWC Inc. The TWC Class B Common Stock is not convertible into TWC Class A Common Stock upon transfer or otherwise. The TWC Class A Common Stock and the TWC Class B Common Stock vote together as a single class on all matters, except with respect to the election of directors and certain matters described below.
      Board of Directors of TWC Inc. The TWC Class A Common Stock votes, as a separate class, with respect to the election of the Class A directors of TWC Inc. (the “Class A Directors”), and the TWC Class B Common Stock votes, as a separate class, with respect to the election of the Class B directors of TWC Inc. (the “Class B Directors”). Pursuant to the restated certificate of incorporation of TWC Inc. (the “Certificate of Incorporation”), the Class A Directors must represent not less than one-sixth and not more than one-fifth of the directors of TWC Inc., and the Class B Directors must represent not less than four-fifths of the directors of TWC Inc. As a result of its shareholdings, Time Warner has the ability to cause the election of all Class A Directors and Class B Directors, subject to certain restrictions on the identity of these directors discussed below.
      The Certificate of Incorporation requires that there be at least two independent directors on the board of directors of TWC Inc. In addition, a parent agreement (the “Parent Agreement”) among Time Warner, TWC Inc. and Comcast provides that until such time that an initial public offering of TWC Inc. common stock is effected, or upon the effectiveness of the Shareholder Agreement (defined below), at least 50% of the independent directors must be reasonably satisfactory to the Comcast Trust. To the extent possible, all such independent directors will be Class A Directors. Upon the closing of the transactions under the TWC Redemption Agreement (the “TWC Redemption”), Comcast will have no interest in TWC Inc. and the Parent Agreement will be replaced by a shareholder agreement that was entered into by TWC Inc. and Time Warner in April 2005 (the “Shareholder Agreement”).
      Under the terms of the amended and restated certificate of incorporation that TWC Inc. is required to adopt as part of the closing of the Adelphia Acquisition (the “Restated Certificate of Incorporation”), for three years following the earlier of an initial public offering of TWC Inc. common stock and the date upon which shares of TWC Inc. common stock are issued in connection with the Adelphia Acquisition, at least 50% of the board of directors of TWC Inc. must be independent directors.

      Protections of Minority Class A Common Stockholders. The approval of the holders of a majority of the voting power of the outstanding shares of TWC Class A Common Stock held by persons other than Time Warner is necessary in connection with:

•	any merger, consolidation or business combination of TWC Inc. in which the holders of TWC Class A Common Stock do not receive per share consideration identical to that received by the holders of the TWC Class B Common Stock (other than with respect to voting power) or which would adversely affect the TWC Class A Common Stock relative to the TWC Class B Common Stock;

•	any change to the Certificate of Incorporation that would have a material adverse effect on the rights of the holders of the TWC Class A Common Stock in a manner different from the effect on the holders of the TWC Class B Common Stock;

•	through and until the fifth anniversary of the completion of an initial public offering of TWC Inc. (or, if earlier, the date upon which shares of TWC Inc. common stock are issued in connection with the Adelphia Acquisition), any change to provisions of TWC Inc.’s by-laws concerning restrictions on transactions between TWC Inc. and Time Warner and its affiliates;

•	any change to the provisions of the Certificate of Incorporation that would affect the right of the TWC Class A Common Stock to vote as a class in connection with any of the events discussed above; and

•	any change to the Certificate of Incorporation that would alter the number of independent directors required on the TWC Inc. board of directors.
      Non-voting Stock. As required by section 1123(a)(6) of the United States Bankruptcy Code, upon the closing of the Adelphia Acquisition, the Restated Certificate of Incorporation will prohibit the issuance of non-voting equity securities. Such provision may thereafter be amended or eliminated if approved by the holders of a majority of the TWC Class A Common Stock and the TWC Class B Common Stock, voting together as a single class.
Matters Affecting the Relationship between Time Warner and TWC Inc.
      Indebtedness Approval Right. Under the Parent Agreement (or, following the closing of the TWC Redemption Agreement, the Shareholder Agreement), until such time as the indebtedness of TWC Inc. is no longer attributable to Time Warner, in Time Warner’s reasonable judgment, TWC Inc., its subsidiaries and entities that it manages may not, without the consent of Time Warner, create, incur or guarantee any indebtedness, including preferred equity, or rental obligations if its ratio of indebtedness plus six times its annual rental expense to EBITDA (as EBITDA is defined in the applicable agreement and which is comparable to operating income (loss) before depreciation and amortization) plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1.
      Other Time Warner Rights. Under the Parent Agreement (or, upon the closing of the TWC Redemption, the Shareholder Agreement), TWC Inc. must obtain Time Warner’s consent before it enters into any agreement that binds or purports to bind Time Warner or its affiliates or that would subject TWC Inc. to significant penalties or restrictions as a result of any action or omission of Time Warner; or adopts a stockholder rights plan, becomes subject to Section 203 of the Delaware General Corporation Law, adopts a “fair price” provision or takes any similar action.
      Time Warner Standstill. Under the Parent Agreement (or, upon the closing of the TWC Redemption, the Shareholder Agreement), Time Warner has agreed that for a period of three years following the completion of an initial public offering of TWC Inc. (or, in the case of the Shareholder Agreement, the closing of the Adelphia Acquisition), Time Warner will not make or announce a tender offer or exchange offer for the TWC Class A Common Stock without the approval of a majority of the independent directors of TWC Inc.; and for a period of 10 years following an initial public offering of TWC Inc. (or, in the case of the Shareholder Agreement, the closing of the Adelphia Acquisition), Time Warner will not enter into any business combination with TWC Inc., including a short-form merger, without the approval of a majority of the independent directors of TWC Inc. Under the Adelphia Agreements, TWC Inc. has agreed that for a period of two years following the closing of the Adelphia Acquisition, it will not enter into any short form merger and that for a period of 18 months following the closing of the Adelphia Acquisition it will not issue equity securities to any person (other than, subject to satisfying certain requirements, TWC Inc. and its affiliates) that have a higher vote per share than the TWC Class A Common Stock.
      Transactions between Time Warner and TWC Inc. The by-laws of TWC Inc. provide that Time Warner may only enter into transactions with TWC Inc. and its subsidiaries, including TWE, that are on terms that, at the time of entering into such transaction, are substantially as favorable to TWC Inc. or its subsidiaries as they would be able to receive in a comparable arm’s-length transaction with a third party. Any such transaction involving reasonably anticipated payments or other consideration of $50 million or greater also requires the prior approval of a majority of the independent directors of TWC Inc. Under the Adelphia Agreements, TWC Inc. is prohibited from entering into any transaction having the intended effect of benefiting Time Warner and any of its affiliates (other than TWC Inc. and its subsidiaries) in a manner that would deprive TWC Inc. of the benefit it would have otherwise obtained if the transaction were to have been effected on arm’s length terms. Following the closing of the Adelphia Acquisition, TWC Inc. will continue to be subject to the same prohibition under the amended and restated by-laws that TWC Inc. is required to adopt at the time of the closing of the Adelphia Acquisition.
Comcast Registration Rights Agreement
      The Comcast Trust, which currently holds shares of TWC Class A Common Stock representing a 17.9% interest in TWC Inc., entered into a registration rights agreement with TWC Inc. (the “Comcast Registration Rights Agreement”) relating to its shares of TWC Class A Common Stock, as well as any common stock of TWC Inc. that it or another Comcast trust may receive in connection with a sale of a partnership interest in TWE under the Partnership Interest Sale Agreement (as defined below) (see “Description of Certain Provisions of the TWE Partnership Agreement — Exit Rights and Restrictions on Transfer” below). The TWC Redemption Agreement modifies the Comcast Registration Rights Agreement and provides that, upon the closing of the TWC Redemption, the Comcast Trust’s ownership interest in TWC Inc. will be entirely redeemed and the Comcast Registration Rights Agreement will terminate. However, if the TWC Redemption is not completed, the Comcast Registration Rights Agreement, as modified, will continue to be in full force and effect. The following is a summary of certain provisions of the Comcast Registration Rights Agreement that will apply if Comcast’s interest in TWC Inc. is not redeemed; such summary does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of such agreements.
      Demand and Piggyback Registration Rights. Under the Comcast Registration Rights Agreement, subject to several exceptions, including TWC Inc.’s right to defer a demand registration under some circumstances, the Comcast Trust has the right to require that TWC Inc. take all commercially reasonable steps to register for public resale under the Securities Act all shares of TWC Class A Common Stock owned by it that it requests be registered. Under the Comcast Registration Rights Agreement:

•	TWC Inc. is not obligated to effect more than one demand registration on behalf of the Comcast Trust in any 270-day period;

•	TWC Inc. is not obligated to effect a demand registration on behalf of the Comcast Trust if the Comcast Trust has received proceeds in excess of $250 million (or 10% of TWC Inc.’s market capitalization) from private placements of and hedging transactions relating to TWC Inc.’s common stock in the preceding 270-day period; and

•	any registered hedging transaction or other monetization with respect to TWC Inc. common stock by the Comcast Trust is deemed to constitute a demand registration.
      In addition, the Comcast Trust has “piggyback” registration rights subject to customary restrictions on any registration for TWC Inc.’s account or the account of another stockholder, and TWC Inc. and Time Warner are permitted to piggyback on the Comcast Trust’s demand registrations.
      Under the TWC Redemption Agreement, the Comcast Trust agreed not to exercise or pursue registration rights with respect to the TWC Class A Common Stock owned by it until the earlier of the date upon which the TWC Redemption Agreement is terminated in accordance with its terms and the date upon which TWC Inc.’s offering of equity securities to the public for cash for its own account in one or more transactions registered under the Securities Act (other than as consideration in an acquisition transaction or as compensation to employees) exceeds $2.1 billion (the “Comcast TWC Lock-Up Period”). In addition, under the TWC Redemption Agreement, the Comcast Trust agreed not to transfer its shares of TWC Class A Common Stock, subject to certain exceptions, including transfers to certain affiliates of Comcast, during the Comcast TWC Lock-Up Period. Under the Comcast Registration Rights Agreement, as modified by the TWC Redemption Agreement, TWC Inc. has agreed to use all commercially reasonable efforts to:

•	file a shelf registration statement on June 1, 2006 registering the resale of all shares of TWC Class A Common Stock held by the Comcast Trust;

•	cause such registration statement to be declared effective by the SEC not later than November 1, 2006; and

•	maintain the continuous effectiveness of such registration statement until November 18, 2008 (or such earlier date on which the Comcast Trust and its affiliates no longer beneficially own any TWC Class A Common Stock) or, under certain circumstances, such later date on which the related public offering is completed or deemed completed under the terms of the TWC Redemption Agreement.
      Under the Comcast Registration Rights Agreement, as modified by the TWC Redemption Agreement, TWC Inc. is not obligated to effect more than one demand registration on behalf of the Comcast Trust in any 90-day period with the initial registration on the shelf registration statement together with the first takedown and each subsequent takedown thereafter deemed to be a demand registration.
      Priority in Underwritten Public Offerings. Under the Comcast Registration Rights Agreement, the Comcast Trust, TWC Inc. and Time Warner agreed to the following method of determining the priority of inclusion of shares of TWC Class A Common Stock of those three parties in an underwritten public offering in the event that the managing underwriters of such public offering were to determine that the number of securities proposed to be offered by the three parties would jeopardize the success of the offering:

•	first, securities to be offered for TWC Inc.’s account must be included until TWC Inc. has sold $2.1 billion worth of securities, whether through public offerings, private placements or hedging transactions;

•	second, securities to be offered for the account of the Comcast Trust must be included until it has sold $3.0 billion worth of securities, whether through public offerings, private placements or hedging transactions; and

•	third, TWC Inc. and the Comcast Trust have equal priority, and Time Warner has last priority until the earlier of (1) March 31, 2008 and (2) the date the Comcast Trust holds less than $250 million of TWC Inc. common stock. After such earlier date, TWC Inc., the Comcast Trust and Time Warner will have equal priority.
      The TWC Redemption Agreement modifies the Comcast Registration Rights Agreement so that the Comcast Trust will have full priority in respect of its shares of TWC Class A Common Stock for a period beginning on November 1, 2006 and ending on the earlier of November 18, 2007 or such date on which the Comcast Trust and its affiliates no longer beneficially own any TWC Class A Common Stock. Following such date, the priorities in the Comcast Registration Rights Agreement as in effect prior to such modification will again be applicable.
      Time Warner Registration Rights Agreement between TWC Inc. and Time Warner. At the closing of the TWE Restructuring, Time Warner and TWC Inc. entered into a registration rights agreement (the “Time Warner Registration Rights Agreement”) relating to Time Warner’s shares of TWC Inc. common stock. Subject to several exceptions, including TWC Inc.’s right to defer a demand registration under some circumstances, Time Warner may, under that agreement, require that TWC Inc. take commercially reasonable steps to register for public resale under the Securities Act all shares of common stock that Time Warner requests to be registered. Time Warner may demand an unlimited number of registrations. In addition, Time Warner has been granted “piggyback” registration rights subject to customary restrictions and TWC Inc. is permitted to piggyback on Time Warner’s registrations. Any registration statement filed under the Time Warner Registration Rights Agreement is subject to the cut-back priority discussed above under “Comcast Registration Rights Agreement.” Time Warner has agreed that it will not, until the earlier of (1) March 31, 2008, and (2) the date that the Comcast Trust holds less than $250 million of TWC Inc. common stock, dispose of its shares of TWC Inc. common stock other than in registered offerings.
      In connection with the registrations described above under both the Comcast and Time Warner Registration Rights Agreements, TWC Inc. will indemnify the selling stockholders and bear all fees, costs and expenses, except underwriting discounts and selling commissions.
DESCRIPTION OF CERTAIN PROVISIONS OF THE
TWE PARTNERSHIP AGREEMENT
      TWE is a Delaware limited partnership, of which subsidiaries of TWC Inc. are the general partners currently holding partnership interests representing a 94.3% residual equity interest in TWE. A Comcast statutory trust (“Comcast Trust I”), currently holds partnership interests representing a 4.7% residual equity interest in TWE. American Television and Communications Corporation (“ATC”), another wholly owned subsidiary of Time Warner, currently holds a partnership interest consisting of a $2.4 billion preferred interest and a 1% residual equity interest in TWE. Upon the closing of the TWE Redemption, Comcast Trust I’s ownership interest in TWE will be redeemed and, prior to the closing of the Adelphia Acquisition, the partnership interests held by ATC will be contributed to a subsidiary of TWC Inc. in exchange for non-voting common stock of such subsidiary. If the transactions contemplated by the Adelphia Agreements close but the TWE Redemption does not close, Comcast will retain its ownership interest in TWE.
      The following description summarizes certain provisions of the TWE partnership agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE partnership agreement.
Management and Operations of TWE
      TWC Inc., through its subsidiaries, has the exclusive authority to manage the business and affairs of TWE, subject to certain protections over extraordinary actions afforded Comcast Trust I under the TWE partnership agreement. These protections consist of consent rights over the dissolution or liquidation of TWE and the transfer of control of TWE to a third party, in each case, prior to the later of March 31, 2006 or 30 days following the expiration of the Comcast TWE Lock-Up Period (as defined below), and the right to approve of certain amendments to the TWE partnership agreement.
Transactions with Affiliates
      The TWE partnership agreement requires that transactions between TWC Inc. and its subsidiaries, on the one hand, and TWE and its subsidiaries, on the other hand, be conducted on an arm’s-length basis, with management, corporate or similar services being provided by TWC Inc. on a “no mark-up” basis with fair allocations of administrative costs and general overhead.
Exit Rights and Restrictions on Transfer
      Time Warner, TWC Inc., Comcast and Comcast Trust I are parties to a partnership interest sale agreement (the “Partnership Interest Sale Agreement”) that provides, among other things, that under certain circumstances Comcast Trust I could cause Time Warner or TWC Inc. to acquire Comcast Trust I’s 4.7% residual equity interest in TWE for consideration consisting of either cash or stock of Time Warner or TWC Inc. The fair market value of the interest will be determined through an appraisal mechanism set forth in the Partnership Interest Sale Agreement.
      Under the TWE Redemption Agreement, Comcast Trust I has agreed not to exercise its rights to cause either Time Warner or TWC Inc. to purchase its interest in TWE under the Partnership Interest Sale

Agreement until the earliest of (1) such time as the TWE Redemption Agreement is terminated, (2) under certain circumstances, notice by Comcast of its intent to terminate the TWE Redemption Agreement and (3) December 31, 2006 (the period ending at such earliest time, the “Comcast TWE Lock-Up Period”). In addition, Time Warner and TWC Inc. have agreed that if Comcast exercises its rights to cause Time Warner or TWC Inc. to purchase its interest in TWE before November 18, 2007, the consideration will not include stock of TWC Inc. and Time Warner’s ability to purchase such interest using Time Warner common stock will be subject to certain restrictions concerning the registration of such shares under the Securities Act. However, in lieu of using cash or stock of Time Warner, in certain circumstances TWC Inc. would be permitted to satisfy its obligations by causing the TWE Redemption to occur. Comcast Trust I has also agreed not to transfer its interest in TWE, subject to certain exceptions for transfers to certain affiliates of Comcast, during the Comcast TWE Lock-Up Period.
      Following expiration of the Comcast TWE Lock-Up Period, Comcast Trust I will have the right to sell all or a portion of its interest in TWE to a third party in a bona fide transaction, subject to a right of first refusal, first, in favor of Time Warner and, second, in favor of TWC Inc. If TWC Inc. and Time Warner do not collectively elect to purchase all of the Comcast Trust I’s offered partnership interest, Comcast Trust I may proceed with the sale of the offered partnership interest to that third party on terms no more favorable than those offered to TWC Inc. and Time Warner if that third party agrees to be bound by the same terms and conditions applicable to Comcast Trust I as a limited partner in TWE and under the Partnership Interest Sale Agreement. The TWE partnership agreement provides that TWC Inc. and Time Warner may generally transfer their partnership interests in TWE at any time, except that TWC Inc. may not transfer control of TWE prior to the later of March 31, 2006 or 30 days following the expiration of the Comcast TWE Lock-Up Period. No transfer of partnership interests may be made by any partner through the securities markets, and no transfer may be made by any partner if the transfer causes TWE to have more than 100 partners or would result in, or have a material risk of, TWE being treated as a corporation for federal income tax purposes.
Redemption of Preferred Component
      The preferred component of Time Warner’s partnership interest must be redeemed by TWE on April 1, 2023.
DESCRIPTION OF CERTAIN PROVISIONS OF THE
TWE-A/ N PARTNERSHIP AGREEMENT
      The following description summarizes certain provisions of the partnership agreement relating to TWE-A/ N. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/ N partnership agreement.
Partners of TWE-A/ N
      The general partnership interests in TWE-A/ N are held by TW NY and an indirect subsidiary of TWE (such TWE subsidiary and TW NY are together, the “TW Partners”) and Advance/ Newhouse Partnership, a partnership owned by wholly owned subsidiaries of Advance Publications Inc. and Newhouse Broadcasting Corporation (“A/ N”). The TW Partners also hold preferred partnership interests.
2002 Restructuring of TWE-A/ N
      The TWE-A/ N cable television joint venture was formed by TWE and A/ N in December 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving 2.1 million subscribers as of December 31, 2002 located primarily in Florida (the “A/ N Systems”), were transferred to a subsidiary of TWE-A/ N (the “A/ N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/ N’s interest in TWE-A/ N was converted into an interest that tracks the economic performance of the A/ N Systems, while the TW Partners retain the economic interests and associated liabilities in the remaining TWE-A/ N cable systems. Also, in connection with the restructuring, Time Warner effectively acquired A/ N’s interest in Road Runner. TWE-

A/ N’s financial results, other than the results of the A/ N Systems, are consolidated with TWC Inc. Road Runner continues to provide high-speed data services to the A/ N subsidiary.
Management and Operations of TWE-A/ N
      Management Powers and Services Agreement. Subject to the requirement to act by unanimous consent with respect to some actions as described below, an indirect subsidiary of TWE, TWE-A/ N Holdco, L.P. (“TWE-A/ N Holdco”), is the managing partner, with exclusive management rights of TWE-A/ N, other than with respect to the A/ N Systems. The managing partner is responsible for the management of TWE-A/ N, other than the A/ N Systems, on a day-to-day basis. Also, subject to the requirement to act by unanimous consent with respect to some actions as described below, A/ N has authority for the supervision of the day-to-day operations of the A/ N Subsidiary and the A/ N Systems. In connection with the 2002 restructuring, TWE entered into a services agreement with A/ N and the A/ N Subsidiary under which TWE agreed to exercise various management functions, including oversight of programming and various engineering-related matters. TWE and A/ N also agreed to periodically discuss cooperation with respect to new product development.
      Actions Requiring Unanimous Consent. Some actions cannot be taken by TWE-A/ N, TWE, TWE-A/N Holdco or A/ N without the unanimous consent of the TW Partners and A/ N or the unanimous consent of an executive committee consisting of members designated by the TW Partners and A/ N. These actions include, among other things:

•	any merger, consolidation or disposition of all or substantially all of the assets of TWE-A/ N (excluding the A/ N Subsidiary) or the A/ N Subsidiary;

•	any liquidation or dissolution of TWE-A/ N or the A/ N Subsidiary;

•	specified incurrences of debt by TWE-A/ N or by the A/ N Subsidiary; and

•	admission of a new partner or other issuances of equity interests in TWE-A/ N (with specified exceptions) or the A/ N Subsidiary.
Restrictions on Transfer
      TW Partners. Each TW Partner is generally permitted to directly or indirectly dispose of its entire partnership interest at any time to a wholly owned affiliate of TWE (in the case of transfers by TWE) or to TWE, the Company or a wholly owned affiliate of TWE or the Company (in the case of transfers by TWC Inc.). In addition, the TW Partners are also permitted to transfer their partnership interests through a pledge to secure a loan, or a liquidation of TWE in which the Company, or its affiliates, receives a majority of the interests of TWE-A/ N held by the TW Partners. TWE is allowed to issue additional partnership interests in TWE so long as the Company continues to own, directly or indirectly, either 35% or 43.75% of the residual equity capital of TWE, depending on when the issuance occurs.
      A/ N Partner. A/ N is generally permitted to directly or indirectly transfer its entire partnership interest at any time to certain members of the Newhouse family or specified affiliates of A/ N. A/ N is also permitted to dispose of its partnership interest through a pledge to secure a loan and in connection with specified restructurings of A/ N.
Restructuring Rights of the Partners
      TWE and A/ N each have the right to cause TWE-A/ N to be restructured at any time. Upon a restructuring, TWE-A/ N is required to distribute the A/ N Subsidiary with all of the A/ N Systems to A/ N in complete redemption of A/ N’s interests in TWE-A/ N, and A/ N is required to assume all liabilities of the A/N Subsidiary and the A/ N Systems. Following such a restructuring, TWE’s obligations to provide management services to A/ N and the A/ N Subsidiary would terminate. As of the date of this annual report, neither TWE nor A/ N has delivered notice of the intent to cause a restructuring of TWE-A/ N.

Rights of First Offer
      TWE’s Regular Right of First Offer. Subject to exceptions, A/ N and its affiliates are obligated to grant TWE a right of first offer prior to any sale of assets of the A/ N Systems to a third party.
      TWE’s Special Right of First Offer. Within a specified time period following the first, seventh, thirteenth and nineteenth anniversaries of the deaths of two specified members of the Newhouse family (those deaths have not yet occurred), A/ N has the right to deliver notice to TWE stating that it wishes to transfer some or all of the assets of the A/ N Systems, thereby granting TWE the right of first offer to purchase the specified assets. Following delivery of this notice, an appraiser will determine the value of the assets proposed to be transferred. Once the value of the assets has been determined, A/ N has the right to terminate its offer to sell the specified assets. If A/ N does not terminate its offer, TWE will have the right to purchase the specified assets at a price equal to the value of the specified assets determined by the appraiser. If TWE does not exercise its right to purchase the specified assets, A/ N has the right to sell the specified assets to an unrelated third party within 180 days on substantially the same terms as were available to TWE.
DESCRIPTION OF AGREEMENT WITH LIBERTY MEDIA CORPORATION
      The following description summarizes certain provisions of Time Warner’s agreement with Liberty Media and certain of its subsidiaries (collectively, “LMC”) that was entered into in connection with the merger of Turner Broadcasting System, Inc. in 1996 (the “Turner Transaction”) and the Turner Consent Decree. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Second Amended and Restated LMC Agreement dated as of September 22, 1995 among Historic TW, Time Warner Companies, Inc. and LMC (the “LMC Agreement”).
Ownership of Time Warner Common Stock
      Pursuant to the LMC Agreement, immediately following consummation of the Turner Transaction, LMC exchanged the 50.6 million shares of Historic TW common stock, par value $.01 per share received by LMC in the Turner Transaction on a one-for-one basis for 50.6 million shares of Series LMCN-V Common Stock of Historic TW. In June 1997, LMC and its affiliates received 6.4 million additional shares of Series LMCN-V Common Stock pursuant to the provisions of an option agreement between Historic TW and LMC and its affiliates. In May 1999, the terms of the Series LMCN-V Common Stock were amended, which effectively resulted in a two-for-one stock split. At the time of the AOL-Historic TW Merger, each share of Series LMCN-V Common Stock was exchanged for one and one half shares of a substantially identical Series LMCN-V Common Stock of Time Warner. Each share of Series LMCN-V Common Stock receives the same dividends and otherwise has the same rights as a share of Time Warner Common Stock except that (a) holders of Series LMCN-V Common Stock are entitled to 1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders, and (b) unlike shares of Time Warner Common Stock, shares of Series LMCN-V Common Stock are not subject to redemption by Time Warner if necessary to prevent the loss by Time Warner of any governmental license or franchise. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange.
      LMC exchanged its shares of Historic TW common stock for Series LMCN-V Common Stock in order to comply with the Turner Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of Time Warner other than securities that have limited voting rights. In 2002, LMC sought to eliminate these restrictions from the Turner Consent Decree; the petition was denied by the FTC without prejudice. See “Regulation and Legislation — Turner FTC Consent Decree,” above. The Turner Consent Decree will expire in February 2007.
      Each share of Series LMCN-V Common Stock is convertible into one share of Time Warner Common Stock at any time when such conversion would no longer violate the Turner Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party. Following application by

LMC, the Turner Consent Decree was modified by the FTC on December 21, 2004 to permit LMC, in connection with a hedging transaction, to lend the Time Warner Common Stock into which its Series LMCN-V Common Stock is convertible. As a result, approximately 83,940,790 of the 171,185,826 shares of Series LMCN-V Common Stock owned by LMC have been converted into Time Warner Common Stock as of February 24, 2006 but are still deemed beneficially owned by LMC. Under the terms of the modification, LMC has no right to vote or to direct the voting of the loaned Common Stock and may not directly or indirectly influence or attempt to influence its voting. On February 16, 2006, LMC filed a petition with the FTC seeking to terminate the Turner Consent Decree as it applies to LMC in advance of the 2007 expiration, including all voting restrictions on its Time Warner stock holdings, based on changed circumstances.
Other Agreements
      Under the LMC Agreement, if Time Warner takes certain actions that have the effect of (a) making the continued ownership by LMC of Time Warner’s equity securities illegal under any federal or state law, (b) imposing damages or penalties on LMC under any federal or state law as a result of such continued ownership, (c) requiring LMC to divest any such Time Warner equity securities, or (d) requiring LMC to discontinue or divest any business or assets or lose or significantly modify any license under any communications law (each a “Prohibited Effect”), then Time Warner will be required to compensate LMC for income taxes incurred by it in disposing of all Time Warner equity securities received by LMC in connection with the Turner Transaction and related agreements (whether or not the disposition of all such equity securities is necessary to avoid such Prohibited Effect).
      The agreements described in the preceding paragraph may have the effect of requiring Time Warner to pay amounts to LMC in order to engage in (or requiring Time Warner to refrain from engaging in) activities that LMC would be prohibited under the federal communications laws from engaging in. Based on the current businesses of Time Warner and LMC and based upon Time Warner’s understanding of applicable law, Time Warner does not expect these requirements to have a material effect on its business.
FOREIGN CURRENCY EXCHANGE RATES AND INTERNATIONAL REVENUES
      Time Warner’s foreign operations are subject to various risks, including the risk of fluctuation in currency exchange rates and to exchange controls. Time Warner cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Analysis,” Note 15, “Derivative Instruments — Foreign Currency Risk Management” to the consolidated financial statements set forth in the financial pages herein, and “Risk Factors” below, for additional information. For a discussion of revenues of international operations, see Note 16, “Segment Information” to the consolidated financial statements set forth in the financial pages herein.

Item 1A.	Risk Factors.
RISKS RELATING TO TIME WARNER GENERALLY
      Pending securities litigation or the failure to fulfill the obligations under the deferred prosecution agreement with the U.S. Department of Justice or the Consent Order with the Securities and Exchange Commission could adversely affect Time Warner’s operations. In connection with the resolution of the investigation by the DOJ of the Company, AOL entered into a deferred prosecution agreement with the DOJ. In accordance with the agreement, the DOJ filed a criminal complaint against AOL in December 2004 for the conduct of certain employees in connection with securities fraud by PurchasePro.com, but the DOJ will defer prosecution of AOL and will dismiss the complaint in December 2006 provided the Company fulfills its obligations under the deferred prosecution agreement. For a discussion of these obligations, see Item 3, “Legal Proceedings — Government Investigations.” If the Company does not satisfy its obligations, the DOJ can proceed with the prosecution of AOL for actions in connection with PurchasePro.com, as set forth in the complaint, and may consider additional actions against the Company, which could have significant adverse effects on its operations and financial results. The Company intends to satisfy its obligations under the deferred prosecution agreement. In addition, in connection with the settlement with the SEC, the Company consented to the entry of a Consent Order requiring it to comply with federal securities laws and regulations and the terms of an earlier order. If the Company is found to be in violation of the Consent Order, it may be subject to increased penalties and consequences as a result of the prior actions. In connection with the SEC settlement, an independent examiner was appointed to review whether the Company’s historical accounting for certain transactions with 17 counterparties was in conformity with GAAP. The independent examiner has begun its review, which has been extended and is expected to be completed in the second quarter of 2006. Depending on the independent examiner’s conclusions, a further restatement of the Company’s financial statements may be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed. As of February 23, 2006, 41 putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws as well as purported breaches of fiduciary duties had been filed against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, AOL. There is also a consolidated action making allegations of ERISA violations. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that Time Warner violated various provisions of the securities laws. There are also actions filed by individual shareholders pending in federal and state courts. Although the Company has reached an agreement to settle the primary consolidated securities class action lawsuits, the settlement is subject to final court approval, and some members of the class have elected to “opt out” of the settlement to pursue their claims separately. Similarly, although the parties have reached an understanding to resolve the consolidated action alleging ERISA violations, the settlement is subject to definitive documentation and necessary court approvals. In addition, the shareholder derivative and individual securities actions remain pending and the Company is unable to predict the outcome of these remaining related matters. The Company has established a reserve of $3 billion, with $2.4 billion related to the proposed settlement of the primary consolidated securities class actions and $600 million in connection with the remaining shareholder derivative, ERISA and securities matters (including suits brought by individual shareholders who decided to “opt-out” of the settlement in the primary securities class action). The Company has paid, or agreed to pay, approximately $335 million, before providing for any remaining potential insurance recoveries, to settle certain of these claims and is incurring expenses as a result of the pending litigation. Costs associated with judgments in or additional settlements of these matters could adversely affect its financial condition and results of operations. See Item 3, “Legal Proceedings — Securities Matters.”
      Several of the Company’s businesses are characterized by rapid technological change, and if Time Warner does not respond appropriately to technological changes, its competitive position may be harmed. Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media, entertainment, interactive services and cable industries. Several of these businesses are to a large extent dependent on the ability to acquire, develop, adopt, and exploit new and existing technologies to distinguish their products and services from those of their competitors.
      The acquisition, development, adoption, exploitation and distribution of new and existing technology may take long periods of time and may require significant capital investments. The Company may be required to anticipate far in advance which technologies and equipment it should adopt for new products and services or for future enhancements of or upgrades to its existing products and services. If it chooses technologies or equipment that are less effective, cost-efficient or attractive to its customers than those chosen by its competitors, the Company’s competitive position could deteriorate, and its operations, business or financial results could be adversely affected. Time Warner also may not be able to anticipate the demand for products and services requiring new technology and equipment. Therefore, it is possible that the Company could select a technology that does not achieve widespread commercial success or that its products or services will not appeal to enough customers, will not be available at competitive prices, will not function as expected or will not be delivered in a timely fashion.
      As a result of advances in technology or decreases in the cost of existing technologies, the Company’s competitors may in the future be able to provide products and services that are similar to products and services now offered by the Company that those competitors currently cannot fully match. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings also may require the Company in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services the Company currently offers to customers separately or at a premium.
      The Company’s competitive position also may be adversely affected by various timing factors, such as the ability of its competitors to develop new technologies more quickly. In addition, the uncertainty of the costs for obtaining intellectual property rights from third parties could impact the ability of the Company to respond to technological advances in a timely manner.
      The combination of increased competition, more technologically advanced platforms, products and services, the increasing number of choices available to consumers and the overall rate of change in the media, entertainment, interactive services and cable industries requires companies such as Time Warner to become more responsive to consumer needs and to adapt more quickly to market conditions than had been necessary in the past. The Company could have difficulty managing these changes while at the same time maintaining its rates of growth and profitability.
      Piracy of the Company’s feature films, television programming and other content may decrease the revenues received from the exploitation of the Company’s entertainment content and adversely affect its business and profitability. Piracy of motion pictures, television programming, video content and DVDs is prevalent in many parts of the world. Technological advances allowing the unauthorized dissemination of motion pictures, television programming and other content in unprotected digital formats increase the threat of piracy by making it easier to create, transmit and distribute high quality unauthorized copies of such content. The proliferation of unauthorized copies and piracy of the Company’s products can have an adverse effect on its businesses and profitability because these products reduce the revenue that Time Warner potentially could receive from the legitimate sale and distribution of its content. In addition, if piracy continues to increase, it could have an adverse effect on the Company’s business and profitability. Although piracy adversely affects the Company’s U.S. revenues, the impact on revenues from outside the United States is more significant, particularly in countries where laws protective of intellectual property rights are not strictly enforced. Time Warner has taken, and will continue to take, a variety of actions to combat piracy, both individually and together with cross-industry groups, trade associations and strategic partners. Policing the unauthorized use of the Company’s intellectual property is often difficult, however, and the steps taken by the Company may not prevent the infringement by and/or piracy of unauthorized third parties in every case. There can be no assurance that the Company’s efforts to enforce its rights and protect its intellectual property will be successful in reducing content piracy.
      The Company is, and may be in the future, subject to intellectual property infringement claims, which could have an adverse impact on the Company’s business or operating results due to a disruption in its business operations, the incurrence of significant costs and other factors. From time to time, the Company receives notices from others claiming that it infringes their intellectual property rights, and the number of these claims could increase in the future. Claims of intellectual property infringement could require Time Warner to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require Time Warner to change its business practices and limit its ability to compete effectively. Even if Time Warner believes that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from its businesses. In addition, agreements entered into by the Company may require it to indemnify the other party for certain third-party intellectual property infringement claims, which could require the Company to expend sums to defend against or settle such claims or, potentially, to pay damages. If Time Warner is required to take any of these actions, it could have an adverse impact on the Company’s business or operating results.
      Time Warner’s businesses may suffer if it cannot continue to license or enforce the intellectual property rights on which its businesses depend. The Company relies on patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and licenses and other agreements with its employees, customers, suppliers and other parties, to establish and maintain its intellectual property rights in technology and products and services used in its various operations. However, any of the Company’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit it to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product and service offerings or other competitive harm. Further, the laws of certain countries do not protect Time Warner’s proprietary rights, or such laws may not be strictly enforced. Therefore, in certain jurisdictions the Company may be unable to protect its intellectual property adequately against unauthorized copying or use, which could adversely affect its competitive position. Also, because of the rapid pace of technological change in the industries in which the Company operates, much of the business of its various segments relies on technologies developed or licensed by third parties, and Time Warner may not be able to obtain or to continue to obtain licenses from these third parties on reasonable terms, if at all. It is also possible that, in connection with a merger or acquisition transaction, the Company may license its trademarks or service marks and associated goodwill to third parties or the business of various segments could be subject to certain restrictions in connection with such trademarks or service marks and associated goodwill that were not in place prior to such a transaction.
      Time Warner’s international operations are subject to increased risks that could adversely affect its business and operating results. Time Warner’s businesses operate and serve customers worldwide. There are certain risks inherent in doing business internationally, including:

•	import or export restrictions and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing a large number of foreign operations as a result of distance and language and cultural differences;

•	increased costs resulting from competition for workforce in certain locations;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	political or social unrest;

•	economic instability;

•	seasonal volatility in business activity;

•	risks related to government regulation;

•	currency exchange rate fluctuations; and

•	potentially adverse tax consequences.
One or more of these factors could harm the Company’s future international operations and consequently, could harm its business and operating results.
      Weakening economic conditions or other factors could reduce the Company’s advertising or other revenues or hinder its ability to increase such revenues. Expenditures by advertisers tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns. Because several of the Company’s segments derive a substantial portion of their revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce the Company’s revenues or hinder its ability to increase these revenues. Disasters, acts of terrorism, political uncertainty or hostilities also could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical industries, represent a significant portion of the Company’s advertising revenues. Any political, economic, social or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect the Company’s advertising revenues or its ability to increase such revenues. In addition, because many of the products and services offered by the Company are largely discretionary items, weakening economic conditions or outlook could reduce the consumption of such products and services and reduce the Company’s revenues.
      The Company faces risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology. In addition to the various competitive factors discussed in the following paragraphs, all of the Company’s businesses are subject to risks relating to increasing competition for the leisure and entertainment time of consumers. The Company’s businesses compete with each other and all other sources of news, information and entertainment, including broadcast television, movies, live events, radio broadcasts, home video products, print media and the Internet. Technological advancements, such as video on demand, new video formats and streaming capabilities and downloading via the Internet, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for the Company’s products and services, but also advertisers’ willingness to purchase advertising from the Company’s businesses. If the Company does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, it could have an adverse effect on the Company’s competitive position and revenues.
      Several of the Company’s businesses rely heavily on network and information systems or other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, misappropriation of data or other malfeasance, as well as outages, disasters, accidental releases of information or similar events, may disrupt the Company’s businesses. Because network and information systems and other technologies are critical to many of Time Warner’s operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, disasters, accidental releases of information, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on the Company and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of the Company’s operations, customer dissatisfaction, or a loss of customers or revenues.
      Furthermore, the operating activities of Time Warner’s various businesses could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in the Company’s information technology systems and networks, including customer, personnel and vendor data. The Company could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of Time Warner and its businesses. The Company also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection and security of personal information, information-related risks are increasing, particularly for businesses that handle a large amount of personal customer data.
RISKS RELATING TO TIME WARNER’S AOL BUSINESS
      The Company’s AOL business faces significant competition. Historically, AOL’s primary product offering has been an online subscription service that includes a component of telephone “dial-up” Internet access. This product, offered under a variety of different terms and price plans, generates the substantial majority of AOL’s revenue. During the last several years, the online services industry has been changing from one in which the only way for a household to access the Internet was through telephone “dial-up” Internet access provided by Internet service providers to one in which households can access the Internet through a variety of connection methods, such as cable modems, DSL or wireless connections offered by a number of different providers, including Internet service providers, cable companies and telephone and other telecommunications companies. Additional methods of high-speed (also referred to as broadband) Internet access, such as wireless, mobile wireless, fiber optic cable and power lines, are continuing to be developed and offered. As a result, significant price and service competition for Internet access exists and is expected to continue in the future.
      Unlike some of its competitors in the U.S., AOL does not own or control access to the “last mile” of connectivity to the consumer that would enable it to easily offer high-speed access to subscribers. Therefore, in order for AOL to provide high-speed access in the U.S., it generally must negotiate and secure access from the providers that control the last mile of infrastructure. In some cases, those companies provide products competitive to AOL. To date, while AOL has reached and implemented agreements with various high-speed access providers, significant price and service competition exists in the offer of high-speed Internet access services. AOL (together with the high-speed access providers) has had limited success in providing a competitive offering in the U.S., and there can be no assurance that AOL will be able to compete successfully in the future.
      The success of AOL’s Audience business depends on its ability to generate advertising revenue from increased activity by the audience of members of the AOL service and from increased numbers and activity of Internet users visiting AOL’s network of portals, including AOL.com, other websites (including certain affiliated or third-party websites), and certain related applications and services (the AOL service and such portals, websites, applications and services are together referred to as the “AOL Network”). In attracting and engaging this audience, AOL faces significant competition from the major interactive networks provided by Google, Yahoo! and Microsoft, other popular sites, including those provided by IAC/ InterActiveCorp and eBay, and sites focused in specific vertical markets or commerce areas, such as shopping, auctions and travel, many of which possess large user bases and may command greater brand association among consumers. In addition, AOL also competes for the time and activity of Internet users with the traditional media companies. AOL is competing for audience with these companies, as well as other companies, and, if these competitors are more successful than AOL in attracting and engaging their audiences, AOL’s advertising revenue could be adversely affected.
      Declines in subscribers to the AOL service are expected to continue, and are expected to continue to adversely affect AOL’s subscription and advertising revenue. AOL has experienced declines in the number of subscribers to the AOL service throughout 2003, 2004 and 2005, and expects to continue to experience declines in the number of these subscribers for the foreseeable future. Each year, a significant number of subscribers of the AOL service cancel their membership or are terminated by AOL either for non-payment of account charges or violation of one of the terms of service that apply to members (for example, sending spam e-mails or violating community guidelines in chat rooms).
      AOL is not registering new members in numbers sufficient to replace the subscribers who have canceled or have been terminated. Registrations have been declining for several reasons, including declining registrations in response to AOL’s marketing campaigns, competition from broadband access providers and reduced subscriber acquisition efforts. Continuing decreases in new registrations could adversely affect the rate of decline in the total number of subscribers. Furthermore, in connection with the announcements of the broadband agreements discussed below, AOL recently has announced price increases for certain AOL service plans. These increases are intended to encourage subscribers to migrate to broadband access, but could result in a further or faster decline in the number of subscribers or registrations to the AOL service, and these declines could adversely affect subscription and advertising revenue.
      AOL recently has entered into agreements with high-speed Internet access providers to offer the AOL service along with high-speed Internet access. It is too early to determine if such agreements will be successful attracting and retaining subscribers. These arrangements generate less revenue than arrangements with subscribers who purchase their narrowband Internet access directly from AOL. In addition, it is too early to determine whether subscribers who access the AOL service through a broadband connection will generate more or less activity on the AOL Network than subscribers who access the AOL service through a narrowband connection. As part of its strategy to attract and retain subscribers, AOL continues to enhance and upgrade the content and features provided through the AOL service, and AOL plans to continue to provide certain content, features and tools that will only be available to its subscribers. AOL also continues to develop, test, change, market and implement price plans, service offerings and payment methods, as well as other strategies, to identify effective ways to attract and retain members.
      Declines in AOL’s subscribers, as well as the migration of existing subscribers to lower-priced AOL subscription plans, have resulted in decreased subscription revenue. The loss of subscribers also has had an adverse impact on advertising revenue at the AOL segment because subscribers generate significantly more usage than non-subscriber Internet visitors to the AOL Network. Accordingly, decreased usage due to decreases in subscribers reduces the amount of advertising inventory that AOL has available to sell to advertisers. If AOL is unable to attract and retain members, it will continue to have an adverse effect on AOL’s subscription and advertising revenue.
      If AOL is unsuccessful in increasing its advertising revenue, AOL’s results of operations and cash flows could be adversely affected. AOL will need to develop other sources of revenue, including advertising revenue, to offset lower revenue resulting from the decline in subscribers and the migration of existing subscribers to lower-priced plans. Advertising revenue will be an increasingly important source of revenue for AOL for the foreseeable future, but increases in advertising revenue to date have not been high enough to offset the losses in subscription revenue and are not expected to be sufficient to offset such losses for the foreseeable future. AOL’s ability to increase its advertising revenue will depend on a number of factors, including competition, the rate of decline in the number of subscribers to the AOL service, the ability to generate more activity on, and to attract more people to, the AOL Network, the growth of the online advertising business, the ability to secure and maintain agreements with third parties for advertising and for distribution of AOL products and services, accurate forecasting of consumer preferences, and the ability to anticipate and keep up with technological developments.
      AOL expects that maintaining and increasing the size and value of its U.S. and worldwide audience of subscribers and other Internet users accessing the AOL Network will have a significant impact on its ability to increase advertising revenue. AOL re-launched the AOL.com website as a free portal during the third quarter of 2005 as part of its efforts to increase the size and value of its audience. In connection with this re-launch, AOL moved much of its proprietary content and many of its features and tools to the Internet, allowing all Internet users, not just members of the AOL service, to access such content, features and tools without charge. It is too early to determine whether this strategy of increasing content, features and tools available on the web through a free portal will be successful in generating increased activity by AOL’s audience or in maintaining or increasing its audience size. Therefore, there can be no assurance that this strategy will lead to an increase in advertising revenue. In addition, this strategy could result in further declines in the number of subscribers and the cancellation of subscriptions at a faster rate than in the past. This could hinder AOL’s efforts to maintain and improve its subscription business and negatively impact both its subscription and advertising revenue.
      Factors relating to competition also may hamper AOL’s efforts to increase its advertising revenue. Although AOL has had some success in attracting an audience outside of its member base at Internet sites like MapQuest and Moviefone, AOL faces significant competition from third-party Internet sites, such as Yahoo!, in attracting Internet users to its portal. Also, although AOL’s advertising revenue improved in 2005, the increases were primarily due to AOL’s acquisition of Advertising.com, which provides performance-based and brand marketing services to online advertisers, and the paid-search relationship AOL has with Google, including an arrangement with AOL Europe. Increased competition for advertising inventory on third-party Internet sites could adversely impact Advertising.com’s continued growth. In addition, growth in paid-search revenue depends in part on Google’s ability to generate increased advertising revenue from search queries made by AOL’s audience. AOL’s ability to increase advertising revenue also depends in part on the continued increase in Internet advertising spending by advertisers and AOL’s ability to successfully compete for Internet advertising expenditures.
      The Company’s AOL business may not be able to increase its revenue from the sale of premium digital services. AOL’s strategy to increase revenue from sources other than the AOL service includes continuing to sell both new and existing premium digital services to members of the AOL service and Internet users. The development cycles for premium digital services may be long and could require significant capital investments in addition to ongoing commitments of resources. AOL has discontinued certain non-profitable premium digital services in the past, and there can be no assurance that new premium digital services will be successful. Furthermore, revenue from premium digital services may be adversely affected by the reduction in prices for these services or by their incorporation into the AOL service offering rather than separate premium service offerings, which could result from pressure from competitors who may offer similar services over time at lower prices or at no additional charge as part of their standard offerings. For example, a McAfee Virus Scan Online product, which AOL previously sold separately to subscribers, is currently provided to subscribers to the AOL service at no additional charge. In addition, the development and introduction of premium digital services require AOL to operate outside of its core area of expertise and may subject it to new regulatory requirements. AOL’s ability to increase its revenue from the sale of premium digital services will depend on a number of factors, including the ability, at a reasonable cost, to acquire customers and to make Internet users aware that they can purchase AOL’s premium digital services without having a subscription to the AOL service. If AOL is unable to generate revenue from premium digital services that is greater than the cost of providing such services, its operating results will be adversely affected.
      If the Company’s AOL business is unable to acquire or offer compelling search functionality, content, features, services, applications and tools at reasonable costs, the size or value of its audience may not increase as anticipated, which could adversely affect its subscription and advertising revenue. AOL believes that it must offer compelling and differentiated search functionality, content, features, services, applications and tools to attract and retain subscribers and to attract Internet users to, and generate increased activity on, the AOL Network. AOL also anticipates that subscribers and Internet users may demand an escalating quality of offerings. If AOL is unable to provide offerings that are compelling to subscribers and Internet users, the size and value of AOL’s audience may be adversely affected. With respect to search functionality, AOL has an existing relationship with Google, whereby Google provides its industry-leading algorithmic search. AOL has committed that AOL’s use of algorithmic search will be on an exclusive basis. Although AOL retains the ability to differentiate its search product from Google and other providers, competing search technologies may grow in popularity, and this exclusivity in certain circumstances may limit AOL’s flexibility to change providers of its algorithmic search in the future. With respect to content, although AOL has access to certain content provided by the Company’s other businesses, it also may be required to make substantial payments to third parties from whom it licenses such content, and costs for such content may continue to increase as a result of competition or for other reasons. Further, many of AOL’s content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. If AOL is unable to acquire or develop compelling content at reasonable prices or if other companies broadcast content that is similar to or the same as that provided by AOL, the size and value of AOL’s audience may be adversely affected. If the size and value of AOL’s audience does not grow significantly, AOL’s subscription and advertising revenue could be adversely affected.
      More individuals are using non-PC devices to access the Internet, and AOL must be able to secure placement of its services, applications and features on such devices, must ensure that they are compatible with the devices and must ensure that the AOL Network is accessible by users of non-PC devices. The number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones and television set-top devices, has increased significantly. AOL must be able to secure arrangements with the device manufacturers as well as the access providers or wireless carriers, as the case may be, in order to ensure placement of its services, applications and features on the non-PC devices. In addition, AOL must ensure that its services, applications and features are technologically compatible in order for them to be placed on such non-PC devices. Also, the websites, applications and services included in the AOL Network must be designed so that they are technologically compatible with the non-PC devices in order that users of these devices can access the AOL Network and engage in activity. If AOL is unable to place its services, applications and features on non-PC devices, or if AOL is unable to attract and retain a substantial number of alternative device users to use the AOL Network, it could have an adverse impact on AOL’s advertising, subscription or other revenue.
      The AOL segment may not be able to continue to reduce costs. AOL intends to continue to identify and implement cost reductions. While network service costs were cut substantially in 2004 and 2005, AOL expects that domestic network expenses will continue to decline in 2006 but at a rate lower than in 2005. However, this decline is expected to be more than offset by increased network expenses at AOL Europe due to the continued migration of AOL Europe dial-up subscribers to bundled broadband plans for which network expenses per subscriber are significantly higher. In addition to network costs, AOL continues to evaluate opportunities to reduce other costs, including but not limited to, customer service costs, personnel costs and other technology-related costs. If AOL cannot continue to identify and implement cost reductions, its operating results could be adversely affected.
      Changes in international, federal, state and local tax laws and regulations, or interpretations of international, federal, state and local tax laws and regulations, could adversely affect AOL’s operating results. International, federal, state and local tax laws and regulations affecting AOL’s business, or interpretations or application of these tax laws and regulations, could change. In addition, new international, federal, state and local tax laws and regulations affecting AOL’s business could be enacted. In December 2004, the U.S. federal government enacted the Internet Tax Nondiscrimination Act (or the ITNA), extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. If the ITNA is not extended or permanently enacted, state and local jurisdictions may seek to impose taxes on Internet access or electronic commerce within their jurisdictions. These taxes could adversely affect AOL’s operating results.
      The Streamlined Sales Tax Project is an effort by state governments, with input from local governments and the private sector, to establish a simplified and uniform sales tax system by creating uniform definitions for taxable goods and requiring participating states and local governments to have one statewide tax rate for each type of product. In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding a Supreme Court decision that limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. If the U.S. Congress were to enact such legislation, it could have a negative impact on AOL’s users and its business.
      In addition, under a directive adopted by the European Union in July 2003, certain services are subject to a Value Added Tax, or VAT, which is levied based on the country from which the service is provided rather than the place of consumption. If the EU votes in the future to change its approach from the current “place of supply” to a “place of consumption” approach, AOL’s operating results could be adversely affected.
RISKS RELATING TO TIME WARNER’S CABLE BUSINESS
      If the proposed Adelphia acquisition and/or related transactions with Comcast close, TWC Inc. will face certain challenges regarding the integration of the newly acquired systems into its existing managed systems. The successful integration of these acquired systems will depend primarily on TWC Inc.’s ability to manage the combined operations and integrate into its operations the acquired systems (including management information, marketing, purchasing, accounting and finance, sales, billing, customer support and product distribution infrastructure, personnel, payroll and benefits, regulatory compliance and technology systems), as well as the related control processes. The integration of these systems, including the anticipated upgrade of certain portions of the systems to be acquired from Adelphia, will require significant capital expenditures and may require TWC Inc. to use financial resources it would otherwise devote to other business initiatives, including marketing, customer care, the development of new products and services and the expansion of its existing cable systems. Furthermore, these integration efforts will require substantial attention from TWC Inc.’s management and may impose significant strains on its technical resources.
      In addition, when appropriate, TWC Inc. intends to selectively pursue strategic acquisitions of additional cable systems as part of its growth strategy. Time Warner cannot predict whether TWC Inc. will be successful in buying additional cable systems. If TWC Inc. were to acquire a significant number of additional cable systems prior to completing the integration of the systems proposed to be acquired from Adelphia and Comcast, the integration of the systems proposed to be acquired from Adelphia and Comcast, as well as such additional systems, could be further complicated. If TWC Inc. fails to integrate successfully systems acquired from Adelphia, Comcast or others, fails to manage its growth as a result of these acquisitions or encounters unexpected difficulties during that growth, it could have a negative impact on the performance of TWC Inc.’s systems (including the systems to be acquired in the Adelphia and Comcast transactions), as well as on the operations, business or financial results of Time Warner.
      TWC Inc. also faces certain integration challenges in connection with the internal control over financial reporting and disclosure controls and procedures that have been implemented with respect to the systems to be acquired from Adelphia. The Sarbanes-Oxley Act of 2002 requires public companies, among other things, to implement and maintain policies and procedures pertaining to the maintenance of records that reflect the company’s transactions and disposition of assets in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles such that, among other things, (1) transactions are accurately and fairly recorded to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and receipts and expenditures are made only when properly authorized and (2) unauthorized transactions involving the acquisition, use or disposition of assets that could have a material adverse effect on the company’s financial statements are prevented or detected in a timely manner. Adelphia has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004 (filed with the SEC on October 6, 2005) that it has identified material weaknesses in its internal control over financial reporting as of December 31, 2004 and that, as of such date, Adelphia did not maintain effective internal control over financial reporting. While Adelphia has agreed to use reasonable efforts to implement effective internal control over financial reporting prior to the consummation of the proposed transactions, such policies and procedures may not be in place when TWC Inc. acquires such systems in the proposed transactions. As a result, TWC Inc. may be required to devote significant time and resources to implementing such controls, which will further complicate the integration of the Adelphia systems with its existing managed systems, and TWC Inc. cannot ensure that it will be able to put such controls in place in a timely fashion.
      If the proposed Adelphia acquisition and/or related transactions with Comcast close, TWC Inc. may not realize the anticipated benefits of such transactions. The proposed Adelphia acquisition and related transactions with Comcast will combine cable systems of three companies that have previously operated separately. Time Warner expects that TWC Inc. will realize cost savings and other financial and operating benefits as a result of the proposed transactions. However, due to the complexity of and risks relating to the integration of these systems, among other factors, Time Warner cannot predict with certainty when these cost savings and benefits will occur or the extent to which they actually will be achieved, if at all.
      In introducing voice services over its cable systems, TWC Inc. faces risks inherent to entering into a new line of business. TWC Inc. completed a launch of its Digital Phone service during 2004. During 2005, it added 880,000 Digital Phone subscribers, ending the year with 1.1 million subscribers. Managing the growth of a product with which it has only limited operating experience may present significant challenges, and TWC Inc. may encounter unforeseen difficulties as it introduces the product in new operating areas or increases the scale of its offering in areas in which it has launched. First, TWC Inc. faces heightened customer expectations for the reliability of voice services as compared with its video and high-speed data services. TWC Inc. has undertaken significant training of customer service representatives and technicians, and it will need to continue to have a highly trained workforce. To ensure reliable service, TWC Inc. may need to increase its expenditures, including on technology, equipment and personnel. If the service is not sufficiently reliable or TWC Inc. otherwise fails to meet customer expectations, the Digital Phone business could be adversely affected. Second, the competitive landscape for voice services is intense, with TWC Inc. facing competition from providers of Internet phone services, as well as incumbent local telephone companies, cellular telephone service providers and others. See “TWC Inc. faces a wide range of competition, which could affect the future results of operations of TWC Inc.” Third, the Digital Phone service depends on interconnection and related services provided by certain third parties. As a result, TWC Inc.’s ability to implement changes as the service grows may be limited. In addition, in January 2006, MCI, Inc., one of TWC Inc.’s two interconnect and provisioning partners in the Digital Phone business, merged with Verizon Communications Inc., a regional phone company that competes with TWC Inc.’s offerings in some areas. It is currently not known whether, or to what extent, the merger will have any negative impact on the Digital Phone products and operations. Finally, the Company expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on the Cable segment’s voice business and operations.
      In addition, TWC Inc.’s launch of voice services in the cable systems expected to be acquired in the Adelphia and Comcast transactions may pose certain risks. TWC Inc. may not be able to provide its Digital Phone service in some of the acquired systems without first upgrading the facilities. In such cases, TWC Inc. will be required to upgrade, or otherwise prepare, the facilities prior to launching any Digital Phone services. Additionally, TWC Inc. may need to obtain certain services from third parties prior to deploying Digital Phone services in the acquired cable systems. If TWC Inc. encounters difficulties in launching voice services in these acquired systems, its operations, business or financial results may be adversely affected.
      Increases in programming costs could adversely affect TWC Inc.’s operations, business or financial results. Programming has been, and is expected to continue to be, one of TWC Inc.’s largest operating expense items. In recent years, TWC Inc. has experienced sharp increases in the cost of programming, particularly sports programming. The increases are expected to continue due to a variety of factors, including inflationary and negotiated annual increases, additional programming being provided to subscribers, and increased costs to purchase new programming.
      Programming cost increases that TWC Inc. is unable to pass on fully to its subscribers have had, and will continue to have, an adverse impact on cash flow and operating margins. Current and future programming providers that provide content that is desirable to TWC Inc. subscribers may enter into exclusive affiliation agreements with TWC Inc.’s cable and non-cable competitors and may be unwilling to enter into affiliation agreements with TWC Inc. on acceptable terms, if at all.
      In addition, increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent could further increase TWC Inc.’s programming costs. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission. TWC Inc. currently has multi-year agreements with most of the retransmission-consent stations that it carries. In other cases, TWC Inc. carries stations under short-term arrangements while it attempts to negotiate new long-term retransmission agreements. If negotiations with these programmers prove unsuccessful, they could require TWC Inc. to cease carrying their signals, possibly for an indefinite period. Any loss of stations could make TWC Inc.’s video service less attractive to subscribers, which could result in less subscription and advertising revenue. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services may increase TWC Inc.’s programming expenses and diminish the amount of spectrum it has available to introduce new services, which may reduce its future revenue.
      TWC Inc. faces a wide range of competition, which could affect the future results of operations of TWC Inc. The industry in which TWC Inc. operates is highly competitive and has become more so in recent years. TWC Inc. faces intense competition with respect to its video services, particularly from direct-to-home satellite providers, with respect to its high-speed data services, particularly from incumbent local telephone companies and other providers of DSL service and, with respect to its Digital Phone service, particularly from incumbent local telephone companies and Internet phone providers.
      The multi-channel video service business is relatively mature, and TWC Inc. competes with a number of types of businesses that provide video services. Because of the broad footprint of satellite providers, TWC Inc. competes with satellite providers for video subscribers in almost all of the geographic areas served by its cable systems. Technological advancements may, in the future, allow satellite providers to offer certain products and services that are similar to or better than advanced products and services currently available on cable systems, such as video-on-demand. In the future, TWC Inc.’s traditional video services may also compete with video services delivered over broadband internet connections. TWC Inc. also may face significant competition from one or more other providers of paid television services, such as satellite-master antenna television. From time to time, TWC Inc. also faces competition from other cable operators that provide service in some TWC Inc. franchise areas under non-exclusive franchise agreements. In addition, local telephone companies are seeking to compete in the subscription television business, either through co-marketing arrangements with satellite operators or directly, and they may increase their efforts to do so in the future. In particular, a number of incumbent local telephone companies are in the process of fiber upgrades to their networks that enable the delivery of video services direct to consumer residences, and a number of these companies have begun offering video services. TWC Inc.’s video service business also faces competition from broadcast companies distributing television broadcast signals without a subscription fee and from other communications and entertainment media, including conventional radio broadcasting services, newspapers, movie theaters, the Internet, live sports events and home video products.
      TWC Inc.’s high-speed data (or HSD) service faces competition from DSL providers, Wi-Fi broadband providers, Internet over power line providers, as well as from providers of traditional dial-up Internet access. Some Internet service providers carried by TWC Inc. also may be available from DSL providers operating in TWC Inc.’s service area, which may enhance DSL’s ability to compete with TWC Inc.’s offerings. For example, AOL, whose online services are available in conjunction with TWC Inc.’s high-speed data service, recently announced that it had entered into new arrangements with several DSL providers that compete with TWC Inc. for high-speed data customers. A number of incumbent local telephone companies are in the process of fiber upgrades to their networks that enable the delivery of high speed data services in a manner that may provide greater speed and reliability than these companies’ existing DSL offerings. TWC Inc. also faces HSD service competition from other cable operators who provide service in TWC Inc. operating areas, satellite providers, terrestrial wireless providers and power companies, all of which currently, or may in the future, offer HSD service. Some municipalities also have announced their intentions to create wireless broadband networks that could compete with TWC Inc.’s high-speed data service. In addition, satellite providers have entered into marketing arrangements with incumbent local telephone companies or other providers of DSL and voice services to provide packaged digital video, HSD and voice services to compete with TWC Inc.’s bundled service offerings.
      TWC Inc.’s Digital Phone service faces intense competition for voice customers from incumbent local telephone companies, cellular telephone service providers, Internet phone providers and others. The incumbent local telephone companies have substantial capital and other resources, as well as longstanding customer relationships. Some of these competitors also offer HSD services and have entered into co-marketing arrangements with direct-to-home satellite service providers to offer video services, and some are in the process of fiber upgrades to their networks that enable the direct delivery of video services, together with their telephone and DSL offerings. Such bundled offerings by telephone companies may compete with TWC Inc.’s offerings and could adversely impact TWC Inc. In addition, in January 2006, MCI, one of TWC Inc.’s two interconnect and provisioning partners in the Digital Phone business, merged with Verizon, a regional phone company that competes with TWC Inc. in some areas. It is currently not known whether, or to what extent, the proposed acquisition will have any negative impact on TWC Inc.’s Digital Phone, or other, business and operations.
      In addition, future advances in technology, as well as changes in the marketplace and the regulatory and legislative environment may result in changes to the competitive landscape.
      Any inability to compete effectively or an increase in competition with respect to video, voice or HSD services could have an adverse effect on the Cable segment’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per-subscriber revenue. In addition, any inability to compete effectively or an increase in competition may slow or cause a decline in TWC Inc.’s growth rates, reduce the number of TWC Inc. subscribers or reduce TWC Inc.’s ability to increase its penetration rates for services. As TWC Inc. expands and introduces new and enhanced products and services, TWC Inc. may be subject to competition from other providers of those products and services, such as telecommunications providers, ISPs and consumer electronics companies, among others. The Company cannot predict the extent to which this competition will affect the Cable segment’s future financial results or return on capital expenditures. See “Business — Cable — Competition.”
      TWC Inc.’s business is subject to extensive governmental regulation, which could adversely affect its business. TWC Inc.’s video and Digital Phone services are subject to extensive regulation by federal, state, and local governmental agencies. In addition, the federal government also has begun to explore possible regulation of high speed data services. TWC Inc. expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and in some cases change the rights of cable companies and other entities providing video, voice, and data services under the Communications Act of 1934, as amended, and other laws, possibly in ways that it has not foreseen. The results of these legislative, judicial, and administrative actions may materially affect TWC Inc.’s business operations in areas such as:

•	Cable Franchising. Different legislative proposals have been made at the federal level and in a number of states (and enacted in Texas) that would streamline cable franchising to facilitate entry by new competitors, particularly local telephone companies. To the extent that such legislation enables competitors to compete more easily and possibly on more favorable terms for video and other customers, TWC Inc.’s operations could be materially and adversely affected.

•	Net Neutrality. Although the broadband Internet services industry has largely remained unregulated, there has been legislative and regulatory interest in adopting so-called “net neutrality” principles that could, among other things, prohibit service providers from slowing or blocking access to certain content, applications, or services available on the Internet and otherwise limit their ability to manage their networks efficiently and develop new products and services. The FCC last year adopted a non-binding policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement. If some form of net neutrality legislation or regulations were adopted, it could impair TWC Inc.’s ability to effectively manage its broadband network and explore enhanced service options for customers.

•	À La Carte. There has been legislative interest in requiring cable operators to offer historically bundled programming services on an à la carte basis. It is also possible that the FCC could in the future seek to adopt rules regulating programming bundles that could materially and adversely affect TWC Inc.’s operations.

•	Carriage Regulations. Cable operators face significant regulation of their channel carriage, including local broadcast signals; public, educational and government access programming; and unaffiliated commercial leased access programming. Additional government-mandated broadcast carriage obligations — such as the requirement to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams within a single digital broadcast transmission (multicast carriage) — could disrupt existing programming commitments, interfere with TWC Inc.’s preferred use of limited channel capacity, and limit its ability to offer services that would maximize customer appeal and revenue potential.

•	Voice Communications. Traditional providers of voice services generally are subject to significant regulations. If such regulations are applied to cable operators offering voice services, their compliance with such regulations may be difficult or costly. For example, regulators could allow utility pole owners to charge cable operators offering voice services higher rates for pole rental than are allowed for cable and high-speed data services. Although the FCC has declared that certain Voice over Internet Protocol (or VoIP) services are not subject to certification or tariffing requirements by state public utility commissions, the full extent of this preemption is unclear. The FCC subsequently has determined that VoIP providers must comply with traditional 911 emergency service obligations and imposed a specific timeframe for VoIP providers to accommodate law enforcement wiretaps. To the extent that additional regulatory burdens are imposed on VoIP providers or services, TWC Inc.’s operations could be adversely affected.
RISKS RELATING TO BOTH THE TIME WARNER
NETWORKS AND FILMED ENTERTAINMENT BUSINESSES
      The Networks and Filmed Entertainment segments must respond to recent and future changes in technology, services and standards to remain competitive and continue to increase their revenue. Technology in the video, telecommunications and data services used in the entertainment industry is changing rapidly, and advances in technology, such as video-on-demand, new video formats and distribution via the Internet, have led to alternative methods of product delivery and storage. Certain changes in consumer behavior driven by these methods of delivery and storage could have a negative effect on the revenue of the Networks and Filmed Entertainment segments. For example, devices that allow users to view television programs or motion pictures from a remote location may cause changes in consumer behavior that could negatively affect the subscription revenue of cable and DTH satellite operators and therefore have a corresponding negative effect on the subscription revenue generated by the Networks segment and the licensing revenue generated by the Networks and Filmed Entertainment segments. Devices that enable users to view television programs or motion pictures on a time-delayed basis or allow them to fast-forward or skip advertisements may cause changes in consumer behavior that could adversely affect the advertising revenue of the advertising-supported networks in the Networks segment and have an indirect negative impact on the licensing revenue generated by the Filmed Entertainment segment and the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable channels. In addition, further increased use of portable digital devices that allow users to view content of their own choice, at a time of their choice, while avoiding traditional commercial advertisements, could adversely affect such advertising and licensing revenue.
      Technological developments also pose other challenges for the Networks and Filmed Entertainment segments that could adversely impact their revenue and competitive position. For example, the Networks and Filmed Entertainment segments may not have the right, and may not be able to secure the right, to distribute their licensed content across new delivery platforms that are developed. In addition, technological developments could enable third-party owners of programming to bypass traditional content aggregators, such as the Turner networks and Home Box Office, and deal directly with cable and DTH satellite operators or other businesses that develop to offer content to viewers. Such limitations on the ability of the segments to distribute their content could have an adverse impact on their revenue. Cable system and DTH satellite operators are developing new techniques that enable them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially furthering the development of more specialized niche audiences. A greater number of options increases competition for viewers, and competitors targeting programming to narrowly defined audiences may improve their competitive position compared to the Networks and Filmed Entertainment segments for television advertising and for subscription and licensing revenue. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect the ability of the Networks and Filmed Entertainment segments to continue to grow and increase their revenue.
      The Networks and Filmed Entertainment segments operate in highly competitive industries. The Company’s Networks and Filmed Entertainment businesses generate revenue through the production and distribution of feature films, television programming and home video products, licensing fees, the sale of advertising and subscriber fees paid by affiliates. Competition faced by the businesses within these segments is intense and comes from many different sources. For example:

•	The Networks and Filmed Entertainment segments compete with other television programming services for marketing and distribution by cable and other distribution systems.

•	The Networks and Filmed Entertainment segments compete for viewers’ attention and audience share with other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, pay and basic cable television services, motion pictures, home video, pay-per-view and video-on-demand services, online activities and other forms of news, information and entertainment.

•	The Networks segment faces competition for programming with commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors.

•	The production divisions in the Networks and Filmed Entertainment segments compete with other producers and distributors of television programming for air time on broadcast networks, independent commercial television stations, and cable television and DTH satellite networks.

•	The production divisions in the Networks and Filmed Entertainment segments compete with other production companies for the services of producers, directors, writers, actors and others and for the acquisition of literary properties.

•	The advertising-supported networks and Turner’s Internet sites in the Networks segment compete for advertising with numerous direct competitors and other media.

•	The Networks and Filmed Entertainment segments compete in their character merchandising and other licensing activities with other licensors of character, brand and celebrity names.

•	The Networks and Filmed Entertainment segments compete for viewers’ attention with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities.
      The ability of the Company’s Networks and Filmed Entertainment segments to compete successfully depends on many factors, including their ability to provide high-quality and popular entertainment product and their ability to achieve high distribution levels. There has been consolidation in the media industry, and the Company’s Networks and Filmed Entertainment segments’ competitors include industry participants with interests in other multiple media businesses that are often vertically integrated. Vertical integration of other television networks and television and film production companies could adversely impact the Networks segment if it hinders the ability of the Networks segment to obtain programming for its networks. In addition, if purchasers of programming increasingly purchase their programming from production companies with which they are affiliated, such vertical integration could have a negative effect on the Filmed Entertainment segment’s licensing revenue. Furthermore, as described above, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television programming services now available. Although this increase could result in greater licensing revenue for the Filmed Entertainment segment, it also could result in higher licensing costs for the Networks segment. There can be no assurance that the Networks and Filmed Entertainment segments will be able to compete successfully in the future against existing or potential competitors, or that competition will not have an adverse effect on their businesses or results of operations.
      The popularity of the Company’s television programs and films and other factors is difficult to predict and could lead to fluctuations in the revenue of the Networks and Filmed Entertainment segments. Television program and film production and distribution are inherently risky businesses largely because the revenue derived from the production and distribution of a television program or motion picture, as well as the licensing of rights to the intellectual property associated with a program or film, depends primarily on its acceptance by the public, which is difficult to predict. The commercial success of a television program or feature film also depends on the quality and acceptance of other competing programs and films released at or near the same time, the availability of alternate forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of the Turner networks, audience sizes are also factors that are weighed when determining their advertising rates. Poor ratings in targeted demographics can lead to a reduction in pricing and advertising spending. Further, the theatrical success of a motion picture may affect revenue from other distribution channels, such as home entertainment and pay television programming services, and sales of licensed consumer products. Therefore, low public acceptance of the television programs or feature films of the Networks and Filmed Entertainment segments may adversely affect their respective results of operations.
      The Networks and Filmed Entertainment segments are subject to potential labor interruption. The Networks and Filmed Entertainment segments and certain of their suppliers retain the services of writers, directors, actors, trade employees and others involved in the production of motion pictures and television programs who are covered by collective bargaining agreements. If expiring collective bargaining agreements are not renewed, it is possible that the affected unions could take action in the form of strikes, work slowdowns or work stoppages. Such actions could cause delays in the production or the release date of the segments’ television programs or feature films as well as higher costs resulting either from such action or less favorable terms of these agreements on renewal.

      Although piracy poses risks to several of Time Warner’s businesses, such risks are especially significant for the Networks and Filmed Entertainment segments due to the prevalence of piracy of feature films and television programming. See “Risks Relating to Time Warner Generally — Piracy of the Company’s feature films, television programming and other content may decrease the revenues received from the exploitation of the Company’s entertainment content and adversely affect its business and profitability.”
RISKS RELATING TO TIME WARNER’S FILMED ENTERTAINMENT BUSINESS
      Box office receipts and the growth rate of DVD sales have recently been declining, which may adversely affect the Filmed Entertainment segment’s growth prospects and results of operations. Several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the DVD format, increased competition for retailer shelf space and the fragmentation of consumer leisure time, may be contributing to a recent industry-wide decline in box office receipts and in a reduced growth rate of DVD sales. DVD sales also may be affected by consumer anticipation of the release of next-generation, high-definition, optical disc formats. The potential format war between such next-generation formats may slow consumer adoption of those formats once they launch and may likewise result in increased competition for retailer shelf space. In addition, there can be no assurance that home video wholesale prices can be maintained at current levels due to aggressive retail pricing or other factors. A continuing decline in attendance by moviegoers and in DVD sales growth could have an adverse impact on the segment’s results of operations and growth prospects.
      The Filmed Entertainment segment’s strategy includes the release of a limited number of “event” films each year, and the underperformance of one or more of these films could have an adverse effect on the Filmed Entertainment segment’s results of operations and financial condition. The Filmed Entertainment segment expects to theatrically release a limited number of feature films each year that are expected to be “event” or “tent-pole” films and that generally have higher production and marketing costs than the other films released during the year. The underperformance of one of these films can have an adverse impact on the segment’s results of operations in both the year of release and in the future. Historically, there has been a correlation between domestic box office success and international box office success, as well as a correlation between box office success and success in the subsequent distribution channels of home video and television. If the segment’s films fail to achieve box office success, the results of operations and financial condition of the Filmed Entertainment segment could be adversely affected. Further, there can be no assurance that these historical correlations will continue in the future.
      The costs of producing and marketing feature films have increased and may increase in the future, which may make it more difficult for a film to generate a profit. The production and marketing of feature films require substantial capital, and the costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for the segment’s films to generate a profit. As production and marketing costs increase, it creates a greater need to generate revenue internationally or from other media, such as home video, television and new media.
      Changes in estimates of future revenues from feature films could result in the write-off or the acceleration of the amortization of film production costs. The Filmed Entertainment segment is required to amortize capitalized film production costs over the expected revenue streams as it recognizes revenue from the associated films. The amount of film production costs that will be amortized each quarter depends on how much future revenue the segment expects to receive from each film. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis. If estimated remaining revenue is not sufficient to recover the unamortized film production costs plus expected but unincurred marketing costs, the unamortized film production costs will be written down to fair value. In any given quarter, if the segment lowers its forecast with respect to total anticipated revenue from any individual feature film, it would be required to accelerate amortization of related film costs. Such a write-down or accelerated amortization could adversely impact the operating results of the Filmed Entertainment segment.
      A decrease in demand for television product could adversely affect Warner Bros.’ revenues. Warner Bros. is a leading supplier of television programming. If there is a decrease in the demand for Warner Bros.’

television product, it could lead to the launch of fewer new television series and the reduction of license fees in the near term and a reduction in syndication revenues in the future. Various factors may increase the risk of such a decrease, including station group consolidation and vertical integration between station groups and broadcast networks, as well as the vertical integration between television production studios and broadcast networks, which can increase reliance by networks on their in-house or affiliated studios.
RISKS RELATING TO TIME WARNER’S NETWORKS BUSINESS
      The loss of affiliation agreements could cause the revenue of the Networks segment to decline in any given period, and further consolidation of multichannel video programming distributors could adversely affect the segment. The Networks segment depends on affiliation agreements with cable system and DTH satellite operators for the distribution of its networks, and there can be no assurance that these affiliation agreements will be renewed in the future on terms that are acceptable to the Networks segment. The renewal of such agreements on less favorable terms may adversely affect the segment’s results of operations. In addition, the loss of any one of these arrangements representing a significant number of subscribers or the loss of carriage on the most widely penetrated programming tiers could reduce the distribution of the segment’s programming, which may adversely affect its advertising and subscription revenue. The loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor of the segment’s networks also could reduce subscription revenue. In addition, further consolidation among cable system and DTH satellite operators has provided greater negotiating power to such distributors, and increased vertical integration of such distributors could adversely affect the segment’s ability to maintain or obtain distribution and/or marketing for its networks on commercially reasonable terms, or at all.
      The inability of the Networks segment to license rights to popular programming or create popular original programming could adversely affect the segment’s revenue. The Networks segment obtains a significant portion of its popular programming from third parties. For example, some of Turner’s most widely viewed programming, including sports programming, is made available based on programming rights of varying durations that it has negotiated with third parties. Home Box Office also enters into commitments to acquire rights to feature films and other programming for its HBO and Cinemax pay television programming services from feature film producers and other suppliers for varying durations. Competition for popular programming licensed from third parties is intense, and the businesses in the segment may be outbid by their competitors for the rights to new popular programming or in connection with the renewal of popular programming they currently license. In addition, renewal costs could substantially exceed the existing contract costs. Alternatively, third parties from which the segment obtains programming, such as professional sports teams or leagues, could create their own networks.
      The operating results of the Networks segment also fluctuate with the popularity of its programming with the public, which is difficult to predict. Revenue from the segment’s businesses is therefore partially dependent on the segment’s ability to develop strong brand awareness and to target key areas of the television viewing audience, including both newer demographics and preferences for particular genres, as well as its ability to continue to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Networks segment derives a portion of its revenue from the exploitation of the Company’s library of feature films, animated titles and television titles. If the content of the Company’s programming libraries ceases to be of interest to audiences or is not continuously replenished with popular original content, the revenue of the Networks segment could be adversely affected.
      Increases in the costs of programming licenses and other significant costs may adversely affect the gross margins of the Networks segment. As described above, the Networks segment licenses a significant amount of its programming, such as motion pictures, television series, and sports events, from movie studios, television production companies and sports organizations. For example, the Turner networks license the rights to broadcast significant sports events such as NBA play-offs and a series of NASCAR races. In addition, Home Box Office relies on film studios for a significant portion of its content. If the level of demand for quality content exceeds the amount of quality content available, the networks may have to pay significantly higher licensing costs, which in turn will exert greater pressure on the segment to offset such increased costs with higher advertising and/or subscription revenue. There can be no assurance that the Networks segment will be able to renew existing or enter into additional license agreements for its programming and, if so, if it will be able to do so on terms that are similar to existing terms. There also can be no assurance that it will be able to obtain the rights to distribute the content it licenses over new distribution platforms on acceptable terms. If it is unable to obtain such extensions, renewals or agreements on acceptable terms, the gross margins of the Networks segment may be adversely affected.
      The Networks segment also produces programming, and it incurs costs for new show concepts and all types of creative talent, including actors, writers and producers. The segment incurs additional significant costs, such as newsgathering and marketing costs. Unless they are offset by increased revenue, increases in the costs of creative talent or in production, newsgathering or marketing costs may lead to decreased profits at the Networks segments.
      The continued decline in the growth rate of U.S. basic cable and DTH satellite households, together with rising retail rates, distributors’ focus on selling alternative products and other factors, could adversely affect the future revenue growth of the Networks segment. The U.S. video services business generally is a mature business, which may have a negative impact on the ability of the Networks segment to achieve incremental growth in its advertising and subscription revenues. In addition, programming distributors may increase their resistance to wholesale programming price increases, and programming distributors are increasingly focused on selling services other than video, such as high-speed data access and voice services. Also, consumers’ basic cable rates have continued to increase, which could cause consumers to cancel their cable or satellite service subscriptions. The inability of the Networks segment to implement measures to maintain future revenue growth may adversely affect its business.
      Changes in U.S. or foreign communications laws or other regulations may have an adverse effect on the business of the Networks segment. The multichannel video programming and distribution industries in the United States, as well as broadcast networks, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. For example, federal legislation and FCC rules limit the amount and content of commercial material that may be shown on cable, satellite and broadcast network channels during programming designed for children 12 years of age and younger. In November 2004, the FCC issued rules that would, as of January 1, 2006, classify promotions aired during children’s programming on a channel for other programs also aired on that channel as commercial material unless the programs being promoted are educational or informational, as defined under FCC rules. If not clarified, these rules could have an adverse impact on Turner’s children-oriented programming, including children’s programs on the Cartoon Network, because they would require a reduction of promotional or advertising time during such programming. The rules also would: (1) limit the display during children’s cable programming of the Internet addresses of websites that primarily contain or link to commercial material, including the websites for the segment’s cable channels, and (2) prohibit during children’s programming the display of Internet addresses of websites that contain host selling, as defined under FCC rules. These rules, if not clarified, could have an adverse impact on the segment’s revenue from its websites for children. Time Warner and several other companies have proposed to the FCC a clarified set of rules relating to these issues, based on an agreement with a coalition of advocacy groups about the appropriate scope of the rules. This agreement would: (1) count promotions for children’s and other age-appropriate programming on the same channel, and educational and information programming on any channel, as non-commercial time; (2) retain the limit on the display of website addresses in children’s programming for non-compliant websites; and (3) limit the applicability of the host selling rule to pages mixing program-related editorial content and ads or products featuring that program or its characters, if the website address is referenced during or adjacent to that program. Jointly, all parties have asked the FCC to reconsider both rules and have been granted a stay of the effective date of the rules while the FCC considers whether to amend them as proposed by the parties.
      In addition, the U.S. Congress and the FCC currently are considering, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of the Networks segment. For example, the FCC has been examining whether cable operators should offer “à la carte” programming to subscribers on a network-by-network basis or provide “family-friendly” tiers. A number of cable operators, including TWC Inc., have voluntarily agreed to offer family tiers in light of this interest. The unbundling or tiering of program services may reduce distribution of certain cable networks, thereby creating the risk of reduced viewership and increased marketing expenses, and may affect the segment’s ability to compete for or attract the same level of advertising dollars. Any decline in subscribers could lead to a decrease in the segment’s advertising and subscription revenues.
      There also has been consideration of the extension of indecency rules applicable to over-the-air broadcasters to cable and satellite programming and stricter enforcement of existing laws and rules. If such an extension or attempt to increase enforcement occurred and were upheld, the content of the Networks segment could be subject to additional regulation, which could affect subscriber and viewership levels. Moreover, the determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content would violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds uncertainty to the ability of the Networks segment to comply with the rules. Violation of the indecency rules could lead to sanctions that may adversely affect the businesses and results of operations of the Networks segment.
RISKS RELATING TO TIME WARNER’S PUBLISHING BUSINESS
      The Publishing segment’s operating income could decrease as a result of increases in paper costs and postal rates. The Publishing segment’s principal raw material is paper, and paper prices have fluctuated over the past several years. Accordingly, significant unanticipated increases in paper prices could adversely affect the segment’s operating income. Postage for magazine distribution and direct solicitation is another significant operating expense of the Publishing segment, which primarily uses the U.S. Postal Service to distribute its products. The U.S. Postal Service implemented a postal rate increase of 5.4% effective January 8, 2006. If there are further significant increases in paper costs and/or postal rates and the Publishing segment is not able to offset these increases, they could have a negative impact on the segment’s operating income.
      The introduction and increased popularity of alternative technologies for the distribution of news, entertainment and other information and the resulting shift in consumer habits and/or advertising expenditures from print to other media could adversely affect the Publishing segment’s results of operations. The Publishing segment derives a substantial portion of its revenue from advertising in magazines. Distribution of news, entertainment and other information via the Internet has become increasingly popular over the past several years, and viewing news, entertainment and other content on a personal computer, cellular phone or other device has become increasingly popular as well. Accordingly, advertising dollars have started to shift from traditional print media to online media. The Publishing segment has taken various steps to diversify its advertising vehicles, including relaunching certain websites and expanding its existing online content. However, the Publishing segment’s strategies for achieving sustained revenue growth may not be sufficient to offset revenue losses resulting from a continued shift in advertising dollars over the long term from print to other media.
      The Publishing segment faces risks relating to various regulatory and legislative matters, including changes in Audit Bureau of Circulations rules and possible changes in regulation of direct marketing. The Publishing segment’s magazine subscription and direct marketing activities are subject to regulation by the FTC and the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy), the FTC Mail or Telephone Order Merchandise Rule and the FTC Telemarketing Sales Rule. Other statutes and rules also regulate conduct in areas such as privacy, data security and telemarketing. New statutes and regulations are adopted frequently. In addition, the Audit Bureau of Circulations recently implemented changes in its rules that changed the classification of certain magazine subscriptions. The Company is currently unable to assess the effect such changes may have on the Publishing segment, but it is possible that they may have a negative impact on spending by the segment’s advertisers. New rules, as well as new interpretations of existing rules, could lead to changes in the segment’s marketing methods which could have a negative effect on the segment’s ability to generate new magazine subscriptions, meet rate bases and support advertising sales.

      The Publishing segment faces significant competition for advertising and circulation. The Publishing segment faces significant competition from several direct competitors and other media, including the Internet. The Publishing segment’s magazine operations compete for circulation and audience with numerous other magazine publishers and other media. The Publishing segment’s magazine operations also compete with other magazine publishers and other media for advertising directed at the general public and at more focused demographic groups. Time Inc.’s direct marketing operations compete with other direct marketers through all media for the consumer’s attention.
      Competition for advertising revenue is primarily based on advertising rates, the nature and amount of readership, reader response to advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in magazine publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenue and, ultimately, advertising revenue. The magazine publishing business presents few barriers to entry and many new magazines are launched annually across multiple sectors. In recent years competitors launched and/or repositioned many magazines, primarily in the celebrity and women’s service sectors, that compete directly with People, In Style, Real Simple and other Publishing segment magazines, particularly at newsstand checkouts in mass-market retailers. The Company anticipates that it will face continuing competition from these new competitors and additional competitors may enter this field and further intensify competition, which could have an adverse impact on the segment’s revenue.
      The Publishing segment has in recent years made various changes in its circulation practices and consequently faces new challenges in identifying new subscribers and increasing circulation, which could have an adverse impact not only on its circulation revenue but also on its advertising revenue.
      The Publishing segment could face increased costs and business disruption resulting from instability in the newsstand distribution channel. The Publishing segment operates a national distribution business that relies on wholesalers to distribute magazines published by the Publishing segment and other publishers to newsstands and other retail outlets. Due to industry consolidation, four wholesalers represent more than 80% of the wholesale magazine distribution business. There is a possibility of further consolidation among these wholesalers and/or insolvency of one or more of these wholesalers. Should there be a disruption in this wholesale channel it could adversely affect the Publishing segment’s operating income and cash flow, including temporarily impeding the Publishing segment’s ability to distribute magazines to the retail marketplace.

Item 1B.	Unresolved Staff Comments.
      Not applicable.

Item 2.	Properties.
      The following table sets forth certain information as of December 31, 2005 with respect to the Company’s principal properties (over 250,000 square feet in area) that are occupied for corporate offices or used primarily by the Company’s divisions, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

		Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

New York, NY One Time Warner Center	Executive and administrative offices, studio and technical space (Corporate HQ, Turner, CNN)	1,007,500	Owned and occupied by the Company.
New York, NY 75 Rockefeller Plaza Rockefeller Center	Business offices (AOL); Approx. 310,900 sq. ft. sublet to outside tenants.	582,400	Leased by the Company. Lease expires in 2014.

		Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

Dulles, VA 22000 AOL Way	Executive, administrative and business offices (AOL HQ)	1,573,000	Owned and occupied by the Company.

Mt. View, CA Middlefield Rd.	Executive, administrative and business offices (AOL)	433,000	Leased by the Company. (Leases expire from 2006- 2013). Approx. 246,300 sq. ft. is sublet to outside tenants.

Columbus, OH Arlington Centre Blvd.	Executive, administrative and business offices (AOL)	281,000	Owned and occupied by the Company.

Reston, VA Sunrise Valley	Reston Tech Center with executive and administrative offices (AOL)	278,000	Owned and occupied by the Company.

New York, NY Time & Life Bldg. Rockefeller Center	Business and editorial offices (Time Inc.)	1,600,000	Leased by the Company. Most leases expire in 2017. Approx. 6,400 sq. ft. is sublet to outside tenants.

Birmingham, AL 2100 Lakeshore Dr.	Executive and administrative offices (Time Inc.)	398,000	Owned and occupied by the Company.

Atlanta, GA One CNN Center	Executive and administrative offices, studios, technical space and retail (Turner)	1,274,000	Owned by the Company. Approx. 47,000 sq. ft. is sublet to outside tenants.

Atlanta, GA 1050 Techwood Dr.	Offices and studios (Turner)	865,000	Owned and occupied by the Company.

London, England Kings Reach Tower	Executive and administrative offices (Time Inc.)	251,000	Leased by the Company. Lease expires in 2007. (a)

Lebanon, IN 121 N. Enterprise	Warehouse space (Time Inc.)	500,500	Leased by the Company. Lease expires in 2012.

Lebanon, IN Lebanon Business Park	Warehouse space (Time Inc.)	395,500	Leased by the Company. Lease expires in 2012.

New York, NY 1100 and 1114 Ave. of the Americas	Business offices (HBO)	611,500	Leased by the Company under two leases expiring in 2018. Approx. 24,200 sq. ft. is sublet to outside tenants.

Columbia, SC 3325 Platt Spring Rd.	Divisional HQ, call center, warehouse (Time Warner Cable)	318,500	Owned by the Company. Approx. 50% of space is subleased to a third party.

Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

Burbank, CA The Warner Bros. Studio	Sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot and other Burbank properties (Warner Bros.)	4,217,000 sq. ft. of improved space on 158 acres(b)	Owned by the Company.

Burbank, CA 3400 Riverside Dr.	Executive and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019. Approx. 17,000 sq. ft. is sublet to outside tenants.

(a)	IPC Media is constructing a new 500,000 sq. ft. facility in London which is expected to be completed in 2006 and occupied in early 2007.
(b) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial and office uses.

Item 3.	Legal Proceedings.
Securities Matters

Consolidated Securities Class Action
      As of February 23, 2006, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, AOL. These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under ERISA described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits brought by individual shareholders have also been filed, and the federal actions have been (or are in the process of being) transferred and/or consolidated for pretrial proceedings.
      The Minnesota State Board of Investment (“MSBI”) was designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its registration statements and joint proxy statement-prospectus related to the AOL-Historic TW Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed. On August 11, 2004, the court granted MSBI’s motion to file a second amended complaint. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims, and thus plaintiffs do not have any recoverable damages. On April 8, 2005, MSBI moved for leave to file a third amended complaint to add certain new factual allegations and four additional individual defendants.
      In July 2005, the Company reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court held a final approval hearing on February 22, 2006, and the parties are now awaiting the court’s ruling. At this time, there can be no assurance that the settlement of the securities class action litigation will receive final court approval. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its SEC investigation, or at least a substantial portion thereof, transferred to the MSBI Settlement Fund.

Other Related Securities Litigation Matters
      As of February 23, 2006, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part and denied in part the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company filed an answer to the consolidated ERISA complaint on May 20, 2005. On January 17, 2006, plaintiffs filed a motion for class certification. On the same day, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims and therefore have no recoverable damages, as well as a motion for judgment on the pleadings on the basis that plaintiffs do not have standing to bring their claims. The parties have reached an understanding to resolve these matters, subject to definitive documentation and necessary court approvals.
      As of February 23, 2006, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant.

Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues, that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On September 16, 2005, plaintiffs in that action filed a motion for leave to file a second amended complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. The Company intends to defend against these lawsuits vigorously.
      On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young LLP. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14a-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 16, 2004, plaintiff filed an amended complaint adding certain institutional defendants, including Historic TW, and certain current directors of the Company. On November 22, 2004, the Company filed a motion to dismiss the complaint. The parties have reached an understanding to resolve this matter, subject to definitive documentation.
      In late 2005 and early 2006, additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action, and some have since filed lawsuits in various federal jurisdictions. As of February 23, 2006, these lawsuits included: DEKA Investment GMBH et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on December 30, 2006; Nw. Mut. Life Found., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Wisconsin on January 30, 2006; Cement Masons’ Pension Trust for N. Cal., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of California on January 30, 2006; 1199 SEIU Greater New York Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on January 30, 2006; Capstone Asset Management Co. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on January 30, 2006; Beaver County Ret. Bd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Pennsylvania on January 30, 2006; Carpenters’ Pension Fund of Ill. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court of the Northern District of Illinois on January 31, 2006; Teachers’ Ret. Sys. of the State of Ill. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Illinois on January 31, 2006; S. Cal. Lathing Indus. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Central District of California on January 31, 2006; Wayne County Emps.’ Ret. Sys. v. AOL Time Warner Inc. et al., filed in the

U.S. District Court for the Eastern District of Michigan on January 31, 2006; Carpenters Ret. Trust of Western Washington et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Washington on February 1, 2006; Alaska Elec. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Alaska on February 1, 2006; I.A.M. Nat’l Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 1, 2006; Municipal Employers’ Ret. Sys. of Mich. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; Charter Twp. of Clinton Police & Fire Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; United Food and Commercial Workers Union Local 880 — Retail Food Employers Joint Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Ohio on February 2, 2006; Vermont State Emps.’ Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Vermont on February 2, 2006; Nat’l Asbestos Workers Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Maryland on February 2, 2006; Nat’l Elevator Indus. Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Pennsylvania on February 3, 2006; Emps.’ Ret. Sys. of the State of Hawaii v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Hawaii on February 3, 2006; Laborers’ Nat’l Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Texas on February 3, 2006; Robeco Groep N.V. for Robeco N.V. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 3, 2006; Norges Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Hawaii Electricians’ Annuity Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 7, 2006; Frost Nat’l Bank et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on February 7, 2006; Heavy & General Laborers’ Locals 472 & 172 Pension and Annuity Funds et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Jersey on February 8, 2006; B.S. Pension Fund Trustee Ltd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; CSS Board ABN 19415 776861 et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; Carpenters’ Pension Trust Fund of St. Louis v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Missouri on February 9, 2006; Boilermakers Nat’l Health & Welfare Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Kansas on February 10, 2006; The West Virginia Laborers’ Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 9, 2006; New Mexico Education et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Mexico on February 14, 2006; Hibernia Nat’l Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on February 16, 2006; and New England Health Care Employees Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Massachusetts on February 16, 2006. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above. Additional cases filed by opt-out shareholders in state courts are described below. The Company intends to defend against these lawsuits vigorously.
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

      On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the AOL-Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles. On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction. The court issued a series of rulings on threshold issues presented by the motions to dismiss on May 12, July 22 and August 2, 2005. These rulings granted in part and denied in part the relief sought by defendants, subject to plaintiffs’ right to make a prima facie evidentiary showing to support certain dismissed claims. In January 2006, the Los Angeles County Employees Retirement Agency, which had filed one of the three related cases described above, voluntarily dismissed its lawsuit; an order of dismissal was entered on January 17, 2006. Also in January 2006, two additional individual actions were filed in California Superior Court against the Company and, in one instance, Ernst & Young LLP and certain former officers, directors and executives of the Company. Both of these newly-filed actions assert claims substantially identical to those asserted in the four actions already coordinated in California Superior Court, and the Company will seek to have these additional cases included within the coordinated proceedings. The Company intends to defend against these lawsuits vigorously.
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
      On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 8, 2004, the court granted in part the Company’s motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed. The Company answered the complaint on February 22, 2005. On November 17, 2005, the court granted the jurisdictional motions of twenty-five of the individual defendants, and dismissed them from the case. The Company intends to defend against this lawsuit vigorously.
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
      On February 24, 2004, Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. v. Time Warner Inc. et al. was filed in the Court of Common Pleas of Philadelphia County naming as defendants the Company, certain current and former officers, directors and employees of the Company, AOL, Historic TW, Morgan Stanley & Co., Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, J.P. Morgan Chase & Co and Ernst & Young LLP. Plaintiffs had previously filed a request for a writ of summons notifying defendants of commencement of an action. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Pennsylvania law, breach of fiduciary duty and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. Plaintiffs dismissed the four investment banks from the complaint in exchange for a tolling agreement. The remaining parties have agreed to stay this action and to coordinate discovery proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Plaintiffs filed an amended complaint on June 14, 2005. The Company intends to defend against this lawsuit vigorously.
      On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska, naming as defendants the Company, certain current and former officers, directors and employees of the Company, AOL, Historic TW, Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. On July 26, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On August 13, 2004, the Company filed a motion to dismiss plaintiffs’ complaint. On August 10, 2005, the court issued an order granting in part and denying in part the motions to dismiss for failure to state a claim. With respect to the jurisdictional motions, the court delayed its ruling 90 days to permit plaintiffs to conduct additional discovery and supplement the allegations in the complaint. On September 9, 2005, plaintiffs moved for leave to amend their complaint. That motion was granted by the court on October 10, 2005. The Company intends to defend against this lawsuit vigorously.
      On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two

former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. The Ninth Circuit heard oral argument on this appeal on February 6, 2006. The Company intends to defend against this lawsuit vigorously.
      On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, AOL and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. The parties have since reached an oral agreement to settle this dispute in an amount that is not material, and are in the process of preparing a written settlement agreement. That agreement will be subject to preliminary and final approval by the district court; however, there can be no assurance that either preliminary or final approval will be granted.
      In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters described in this section that are pending against the Company. This $600 million amount continues to represent the Company’s current best estimate of the amounts to be paid in resolving these matters, including the remaining individual shareholder suits (including suits brought by individual shareholders who decided to “opt-out” of the settlement in the primary securities class action), the derivative actions and the actions alleging violations of ERISA. Of this amount, subsequent to December 31, 2005, the Company has paid, or has agreed to pay, approximately $335 million, before providing for any remaining potential insurance recoveries, to settle certain of these claims.
      The Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which is expected to be collected in the first quarter of 2006 and is reflected as a reduction to “Amounts related to securities litigation and government investigations” in the accompanying consolidated statement of operations for the year ended December 31, 2005.
Government Investigations
      As previously disclosed by the Company, the SEC and the DOJ had been conducting investigations into accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s AOL segment, the methods used by the AOL segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002. During 2004, the Company established $510 million in legal reserves related to the government investigations, the components of which are discussed in more detail in the following paragraphs.
      The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation.
      The fund was reflected as restricted cash on the Company’s accompanying consolidated balance sheet at December 31, 2004. During October 2005, the $150 million was transferred by the Company into the MSBI

Settlement Fund for the members of the class covered by the MSBI consolidated securities class action described above.
      In addition, on March 21, 2005, the Company announced that the SEC had approved the Company’s proposed settlement, which resolved the SEC’s investigation of the Company.
      Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also required the Company to:

•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. that were improperly or prematurely recognized, primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner will review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions, originally within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.
      The Company paid the $300 million penalty in March 2005; however, it is unable to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the pending settlement of the consolidated securities class action, the Company is using its best efforts to have the $300 million, or a substantial portion thereof, transferred to the MSBI Settlement Fund for the members of the class represented in the action. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      The independent examiner has begun its review, which has been extended and is expected to be completed in the second quarter of 2006. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
Other Matters
      Warner Bros. (South) Inc. (“WBS”), a wholly-owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Inc. (“Warner Bros.”) in Brazil and acts as a service provider to the Warner Bros. home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes.

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
      As of February 23, 2006, 22 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or AOL. Plaintiffs allege that AOL violated various consumer protection laws by charging members for services or goods without authorization, including unauthorized secondary accounts offered in connection with AOL’s “Spin-Off a Second Account” (“SOSA”) program, and/or by continuing to charge members for services after receiving requests for cancellation. Motions to dismiss have been denied in O’Leary v. America Online, Inc., which was filed in the Circuit Court for St. Clair County, Illinois, and White v. America Online, Inc., which was filed in the Circuit Court for Madison County, Illinois. Eleven class actions involving SOSA accounts have been transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Central District of California for consolidated or coordinated pretrial proceedings (In re America Online Spin-Off Accounts Litigation), and the Company’s motion to dismiss that complaint has been denied. On January 5, 2004, the SOSA case pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in the plaintiffs’ Member Agreement with AOL. On February 17, 2005, the Washington Court of Appeals reversed the lower court’s dismissal. The Washington Supreme Court has since granted AOL’s petition for review. On October 12, 2004, the case pending in the Court of Common Pleas of Hamilton County, Ohio, titled Robert Schwartz v. America Online, Inc., was dismissed based on the forum selection clause and that dismissal is now final. McCall v. America Online, Inc., the case which was pending in the Superior Court of Cape May County, New Jersey, has been voluntarily dismissed. Guy v. America Online, Inc., which was pending in the Circuit Court of Allen County, Indiana, has likewise been dismissed. The parties reached an individual settlement in Snow v. America Online, Inc., which was pending in Alameda County, California. AOL has filed similar motions to dismiss in the remaining cases. On April 7, 2005, the Circuit Court for St. Clair County, Illinois entered orders that permit an amended filing and consolidation of several cases and preliminarily approve a proposed nationwide class settlement, over the objection of counsel in several other cases. Plaintiff in the consolidated action in California subsequently obtained an injunction from the California district court that purported to bar the parties from seeking final approval of that settlement. AOL filed an expedited appeal of this decision before the U.S. Court of Appeals for the Ninth Circuit. AOL has since engaged in mediation with plaintiffs in both the consolidated California action and the Illinois action, and the parties have agreed on certain modifications to the proposed nationwide settlement. The proposed settlement, in both its original and modified form, is not material to the Company. On October 20, 2005, plaintiffs’ counsel in the California action filed a motion to dissolve the previously-obtained injunction to permit the parties to seek approval of the modified settlement. The settlement was preliminarily approved on November 22, 2005. The court held a final approval hearing on February 22, 2006 and issued a Final Order and Judgment Approving Settlement on February 23, 2006.
      On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously, but is unable to predict the outcome of these suits.
      On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, AOL and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the Company’s Administrative Committee and the AOL Administrative Committee. On May 19, 2003, the Company, AOL and AOL Community, Inc. filed a motion to dismiss and the Administrative Committees filed a motion for judgment on the pleadings. Both of these motions are pending. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.
      On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one if its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the Court on December 5, 2005. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate the range of possible loss.
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
      On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation, a wholly-owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King. The parties to these actions have agreed that all claims will be heard before a single arbitrator before the International Court for Arbitration and that the proceedings before the High Court of New Zealand will be dismissed without prejudice. The Company intends to defend against these proceedings vigorously, but is unable to predict the outcome of the proceedings.

      As previously disclosed, Time Inc. has received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with an investigation of certain magazine circulation-related practices. Time Inc. is responding to the subpoena and is cooperating with the investigation. Following discussions with the Audit Bureau of Circulations (“ABC”) concerning Time Inc.’s reporting of sponsored sales subscriptions, ABC has confirmed that the vast majority of Time Inc.’s sponsored subscriptions for the first half of 2005 were properly classified. Time Inc. has informed its advertisers of such conclusion.
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
      Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
      Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report.
      The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 24, 2006.

Name	Age	Office

Richard D. Parsons	57	Chairman of the Board and Chief Executive Officer
Jeffrey L. Bewkes	53	President and Chief Operating Officer
Edward I. Adler	52	Executive Vice President, Corporate Communications
Paul T. Cappuccio	44	Executive Vice President and General Counsel
Patricia Fili-Krushel	52	Executive Vice President, Administration
Carol Melton	51	Executive Vice President, Global Public Policy
Olaf Olafsson	43	Executive Vice President
Wayne H. Pace	59	Executive Vice President and Chief Financial Officer
      Set forth below are the principal positions held by each of the executive officers named above:

Mr. Parsons	Chairman of the Board and Chief Executive Officer since May 2003, having served as Chief Executive Officer from May 2002. Prior to May 2002, Mr. Parsons served as Co-Chief Operating Officer from the consummation of the Merger and was President of Historic TW pre-Merger from February 1995. He previously served as Chairman and Chief Executive Officer of The Dime Savings Bank of New York, FSB from January 1991.

Mr. Bewkes	President and Chief Operating Officer since January 1, 2006. Prior to that, Mr. Bewkes served as Chairman, Entertainment & Networks Group from July 2002 and, prior to that, Mr. Bewkes served as Chairman and Chief Executive Officer of the Home Box Office division of the Company from May 1995, having served as President and Chief Operating Officer for the preceding five years.

Mr. Adler	Executive Vice President, Corporate Communications since January 2004. Prior to that, Mr. Adler served as Senior Vice President, Corporate Communications from the consummation of the Merger, Senior Vice President, Corporate Communications of Historic TW pre-Merger from January 2000 and Vice President, Corporate Communications of Historic TW prior to that.

Mr. Cappuccio	Executive Vice President and General Counsel since the consummation of the Merger, and Secretary until January 2004. Prior to the Merger, he served as Senior Vice President and General Counsel of AOL from August 1999. Before joining AOL, from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was also an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Ms. Fili-Krushel	Executive Vice President, Administration since July 2001. Prior to that, she was Chief Executive Officer of the WebMD Health division of WebMD Corporation, an Internet portal providing health information and service for the consumer, from April 2000 to July 2001, and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

Ms. Melton	Executive Vice President, Global Public Policy since June 2005. Prior to that, she served for eight years at Viacom, most recently as Executive Vice President, Government Relations. She was previously Vice President in Historic TW’s Public Policy Office, having worked initially as Washington Counsel for Warner Communications in 1987. Ms. Melton also has served as Media Advisor to the Chairman of the FCC, as Assistant General Counsel for the National Cable & Telecommunications Association and worked for the law firm of Hogan & Hartson.

Mr. Olafsson	Executive Vice President since March 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel that was published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and prior to that, Mr. Olafsson served as President of Advanta Corp., a financial services company, from March of 1998 until November 1999.

Mr. Pace	Executive Vice President and Chief Financial Officer since November 2001. Prior to that, he was Vice Chairman, Chief Financial and Administrative Officer of Turner from March 2001, having held other executive positions, including Chief Financial Officer, at Turner since July 1993. Prior to joining Turner, Mr. Pace was an audit partner with Price Waterhouse, now PricewaterhouseCoopers, an international accounting firm.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.
      The principal market for the Company’s Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2005, see “Quarterly Financial Information” at pages 237 through 238 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 17, 2006 was approximately 56,500.
      On May 20, 2005, the Company announced that it would begin paying a regular quarterly cash dividend of $0.05 per share on its Common Stock beginning in the third quarter 2005. Under this dividend program, on July 29, 2005 and October 28, 2005, the Company declared cash dividends of $0.05 per share on its common stock for the third and fourth quarter of 2005, respectively. The third quarter dividend was paid on September 15, 2005 to stockholders of record on August 31, 2005, and the fourth quarter dividend was paid on December 15, 2005 to stockholders of record on November 30, 2005.
      The Company currently expects to continue to pay comparable cash dividends in the future; however, changes in the Company’s dividend program will depend on the Company’s earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant by the Company’s Board of Directors.
      There is no established public trading market for the Company’s Series LMCN-V Common Stock, which as of February 17, 2006 was held of record by nine holders.

Company Purchases of Equity Securities
      The following table provides information about purchases by the Company during the quarter ended December 31, 2005 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)

October 1, 2005–October 31, 2005	15,985,094	$17.78	15,969,000	$11,691,143,214
November 1, 2005–November 30, 2005	37,855,158	$17.88	37,854,415	$11,014,433,639
December 1, 2005–December 31, 2005	42,764,459	$17.85	42,728,000	$10,251,682,994

Total	96,604,711	$17.85	96,551,415

(1)	The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the publicly announced stock repurchase program described in footnote (3) below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 16,094 shares, 743 shares and 36,459 shares, respectively, for the months of October, November and December.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)	On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period. On November 2, 2005, the Company announced that its Board of Directors had authorized the increase of the amount that may be repurchased under the Company’s publicly announced stock repurchase program to an aggregate of up to $12.5 billion of Common Stock. In addition, on February 17, 2006, the Company announced that it will increase its stock repurchase program and extend the program’s ending date. Under the extended program, the Company has authority to repurchase up to an aggregate of $20 billion of Common Stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future.

(4)	The approximate dollar value of shares that may yet be purchased under the stock repurchase program does not reflect the increase from $12.5 billion to $20 billion announced on February 17, 2006.

Item 6.	Selected Financial Data.
      The selected financial information of the Company for the five years ended December 31, 2005 is set forth at pages 235 through 236 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The information set forth under the caption “Management’s Discussion and Analysis” at pages 81 through 151 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      The information set forth under the caption “Market Risk Management” at pages 141 through 143 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.
      The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages 152 through 230, 239 through 246 and 232 herein are incorporated herein by reference.

      Quarterly Financial Information set forth at pages 237 through 238 herein is incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. As discussed in Note 1 to the consolidated financial statements accompanying this Annual Report, the Company began consolidating the financial results of AOLA effective March 31, 2004 pursuant to the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” as revised. Because the Company does not control AOLA, the Company’s disclosure controls and procedures with respect to information regarding AOLA also are more limited than those for consolidated subsidiaries the Company controls. See Note 1 to the consolidated financial statements accompanying this Annual Report.
Management’s Report on Internal Control Over Financial Reporting
      Management’s report and the report of the independent auditors thereon set forth at pages 231 and 233 through 234 are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
      There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.
PART III

Items 10, 11, 12, 13 and 14.	Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; Principal Accountant Fees and Services.
      Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2006 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report; (ii) the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference; and (iii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.
      The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarner.com/corporate  information. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.
Equity Compensation Plan Information
      The following table summarizes information as of December 31, 2005, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be		equity compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding securities
	outstanding options,	price of outstanding options,	reflected in
Plan Category	warrants and rights	warrants and rights	column (a))(4)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	177,748,868	$27.51	122,315,024
Equity compensation plans not approved by security holders(2)	304,120,257	$31.69	0
Total(3)	481,869,125	$30.14	122,315,024

(1)	Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2003 Stock Incentive Plan, (ii) Time Warner Inc. 1999 Stock Plan, (iii) Time Warner Inc. 1999 Restricted Stock and Restricted Stock Unit Plan, (iv) Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, and (v) Time Warner Inc. Employee Stock Purchase Plan (column (c) includes 5,717,704 shares that were available for future issuance under this plan). The Time Warner Inc. 2003 Stock Incentive Plan was approved by the Company’s stockholders in May 2003. The other plans or amendments to such plans were approved by the stockholders of either AOL or Historic TW in either 1998 or 1999. These other plans were assumed by the Company in connection with the AOL-Historic TW Merger, which was approved by the stockholders of both AOL and Historic TW on June 23, 2000.

(2)	Equity compensation plans not approved by security holders consist of the AOL Time Warner Inc. 1994 Stock Option Plan, which expired in November 2003.

(3)	Does not include options to purchase an aggregate of 112,545,734 shares of Common Stock (104,366,287 of which were awarded under plans that were approved by the stockholders of either AOL or Historic TW prior to the AOL-Historic TW Merger), at a weighted average exercise price of $30.92, granted under plans assumed in connection with transactions and under which no additional options may be granted.

(4)	Includes securities available under the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, which uses the formula of .003% of the shares of Common Stock outstanding on December 31 of the prior calendar year to determine the maximum amount of securities available for issuance each year under the plan (resulting in 137,547 shares available for issuance in 2006). Also includes securities available under the following plan that previously used a formula for determining the maximum amount of securities available for issuance based on the number of shares outstanding at December 31 of the prior year, but for which the maximum number of shares is not subject to further adjustment: (i) the Time Warner Inc. 1999 Restricted Stock and Restricted Stock Unit Plan, which previously provided for a maximum number of shares of Common Stock available for restricted stock awards of .08% of the shares of Common Stock outstanding on December 31 of the prior year. Of the shares available for future issuance under the Time Warner Inc. 1999 Stock Plan and the Time Warner Inc. 2003 Stock Incentive Plan, a maximum of 607,833 shares and 35,964,171 shares, respectively, may be awarded as restricted stock or restricted stock units as of December 31, 2005.
    The Time Warner Inc. 1999 Stock Plan (the “1999 Stock Plan”) was approved by the stockholders of AOL in October 1999 and was assumed by the Company in connection with the AOL-Historic TW Merger in 2001. Under the 1999 Stock Plan, stock options (non-qualified and incentive), stock purchase rights, i.e., restricted stock, and restricted stock units can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. No incentive stock options have been awarded under the 1999 Stock Plan. The exercise price of a stock option under the 1999 Stock Plan cannot be less than the fair market value of the Common Stock on the date of grant. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as death or disability, and expire ten years from the grant date. No more than 5 million of the total 100 million shares of Common Stock that can be issued pursuant to the 1999 Stock Plan can be issued for awards of restricted stock and restricted stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally have vested over a four- or five-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. The awards of stock options made to non-employee directors of the Company are made pursuant to the 1999 Stock Plan, which provides for an award of 8,000 stock options when a non-employee director is first elected to the Board of Directors and then annual awards of 8,000 stock options following the annual meeting of stockholders. Stock options awarded to non-employee directors vest in installments of 25% over a four-year period or earlier if the director does not stand for re-election or is not re-elected after being nominated.
      The AOL Time Warner Inc. 1994 Stock Option Plan (the “1994 Plan”) was assumed by the Company in connection with the AOL-Historic TW Merger. The 1994 Plan expired on November 18, 2003 and stock options may no longer be awarded under the 1994 Plan. Under the 1994 Plan, nonqualified stock options and related stock appreciation rights could be granted to employees (other than executive officers) of and consultants and advisors to the Company and certain of its subsidiaries. No stock appreciation rights are currently outstanding under the 1994 Plan. The exercise price of a stock option under the 1994 Plan could not be less than the fair market value of the Common Stock on the date of grant. The outstanding options under the 1994 Plan generally become exercisable in installments of one-third or one-quarter on each of the first three or four anniversaries, respectively, of the date of grant, subject to acceleration upon the occurrence of certain events, and expire ten years from the grant date.
      The Time Warner Inc. 1999 Restricted Stock and Restricted Stock Unit Plan (the “1999 Restricted Stock Plan”) was approved by the stockholders of Historic TW in May 1999 and was assumed by the Company in connection with the AOL-Historic TW Merger. The 1999 Restricted Stock Plan will terminate on May 19, 2009. Under the 1999 Restricted Stock Plan, awards of restricted stock and restricted stock units can be made to employees of the Company and its consolidated subsidiaries. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, but at least 95% of the awards must vest at least three years after the date of award. Since 2004, most awards of restricted stock and restricted stock units have vested 50% on the third anniversary of the grant date and 50% on the fourth anniversary of the grant date. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. As of December 31, 2005, 227,341 shares were available for issuance under the 1999 Restricted Stock Plan.
      The Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors (the “Directors’ Restricted Stock Plan”) was approved most recently in May 1999 by the stockholders of Historic TW and was assumed by the Company in connection with the AOL-Historic TW Merger. The Directors’ Restricted Stock Plan will terminate on May 19, 2009. The Directors’ Restricted Stock Plan provides for the award each year on the date of the annual stockholders meeting of either restricted stock or restricted stock units, as determined by the Board of Directors, to non-employee directors of the Company with value established by the Board of Directors. The awards of restricted stock and restricted stock units vest in equal annual installments on the first four anniversaries of the first day of the month in which the restricted stock or restricted stock units were awarded and in full if the director ends his or her service as a director due to (a) mandatory retirement, (b) failure to be re-elected after being nominated, (c) death or disability, (d) the occurrence of certain transactions involving a change in control of the Company and (e) with the approval of the Board of Directors on a case-by-case basis, under certain other designated circumstances. Restricted stock units also vest in full if a director retires from the Board of Directors after serving as a director for five years. If a non-employee director leaves the Board for any other reason, then his or her unvested restricted stock and restricted stock units are forfeited to the Company. The Board of Directors has determined that restricted stock units will be awarded in 2006.
      The Time Warner Inc. Employee Stock Purchase Plan (the “ESPP”) was approved most recently in October 1998 by the stockholders of AOL and was assumed by the Company in connection with the AOL-Historic TW Merger. Under the ESPP, employees of AOL and certain subsidiaries of AOL may purchase shares of the Company’s Common Stock at a 5% discount from the fair market value of the Common Stock on the last day of a six-month participation period. The purchases are made through payroll deductions during the participation period and are subject to annual limits.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.
      (a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 80 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
      (3) Exhibits:
      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.44 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Time Warner Inc.

By:	/s/ Wayne H. Pace

Name: Wayne H. Pace
Title: Executive Vice President and
Chief Financial Officer
Date: February 27, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Parsons (Richard D. Parsons)	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 27, 2006

/s/ Wayne H. Pace (Wayne H. Pace)	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2006

/s/ James W. Barge (James W. Barge)	Sr. Vice President and Controller (principal accounting officer)	February 27, 2006

/s/ James L. Barksdale (James L. Barksdale)	Director	February 27, 2006

/s/ Stephen F. Bollenbach (Stephen F. Bollenbach)	Director	February 27, 2006

/s/ Frank J. Caufield (Frank J. Caufield)	Director	February 27, 2006

/s/ Robert C. Clark (Robert C. Clark)	Director	February 27, 2006

Signature	Title	Date

/s/ Jessica P. Einhorn (Jessica P. Einhorn)	Director	February 27, 2006

/s/ Miles R. Gilburne (Miles R. Gilburne)	Director	February 27, 2006

/s/ Carla A. Hills (Carla A. Hills)	Director	February 27, 2006

/s/ Reuben Mark (Reuben Mark)	Director	February 27, 2006

/s/ Michael A. Miles (Michael A. Miles)	Director	February 27, 2006

/s/ Kenneth J. Novack (Kenneth J. Novack)	Director	February 27, 2006

/s/ R.E. Turner (R.E. Turner)	Director	February 27, 2006

/s/ Francis T. Vincent, Jr. (Francis T. Vincent, Jr.)	Director	February 27, 2006

/s/ Deborah C. Wright (Deborah C. Wright)	Director	February 27, 2006

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2005. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2005, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2005. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Critical accounting policies. This section discusses accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Market risk management. This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of financial instruments.
Use of Operating Income before Depreciation and Amortization
      The Company utilizes Operating Income before Depreciation and Amortization, among other measures, to evaluate the performance of its businesses. Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of the Company’s businesses. Operating Income before Depreciation and Amortization eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.
      Operating Income before Depreciation and Amortization should be considered in addition to, not as a substitute for, the Company’s Operating Income and Net Income, as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles. A reconciliation of Operating Income before Depreciation and Amortization to both Operating Income and Net Income is presented under “Results of Operations.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
OVERVIEW
      Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films, including The Lord of the Rings trilogy, the Harry Potter series, Batman Begins and Wedding Crashers, as well as television programs, including ER, Two and a Half Men, Cold Case and Without a Trace. During 2005, the Company generated revenues of $43.652 billion (up 4% from $42.089 billion in 2004), Operating Income before Depreciation and Amortization of $7.796 billion (down 17% from $9.372 billion in 2004), Operating Income of $4.519 billion (down 27% from $6.165 billion in 2004), Net Income of $2.905 billion (down 14% from $3.364 billion in 2004) and Cash Provided by Operations of $4.965 billion (down 25% from $6.618 billion in 2004). Included in the amounts above are charges of $2.865 billion and $536 million related to securities litigation and the government investigations for 2005 and 2004, respectively, as discussed further in “Other Recent Developments.”
Time Warner Businesses
      Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
      AOL. America Online, Inc. (“AOL”) operates a leading network of web brands and the largest Internet access subscription service in the United States, with 25.5 million total AOL brand subscribers in the U.S. and Europe at the end of 2005. In 2005, AOL reported total revenues of $8.283 billion (19% of the Company’s overall revenues), $1.899 billion in Operating Income before Depreciation and Amortization and $1.168 billion in Operating Income. AOL generates its revenues primarily from subscription fees charged to subscribers and from providing advertising services.
      AOL is organized into four business units: Access, Audience, Digital Services and International. This structure reflects AOL’s emphasis on increasing Advertising revenues, including paid-search, which the Company believes will continue to grow for the foreseeable future.
      Historically, AOL’s primary product offering has been an online subscription service that includes dial-up telephone Internet access. This product, offered under a variety of different terms and price plans, generates the substantial majority of AOL’s revenues. Over the past several years, the AOL Access business unit has experienced significant declines in U.S. subscribers to the AOL service and in related Subscription revenues, and these declines are expected to continue. These decreases are due primarily to the continued industry-wide maturing of the premium dial-up services business, as consumers migrate to high-speed services and lower-cost dial-up services. AOL continues to develop, change, test and implement marketing and new product strategies to attract and retain subscribers. AOL has recently entered into a number of agreements with high-speed access providers to offer the AOL service along with high-speed Internet access.
      AOL’s Audience business unit generates Advertising revenues from the sale of banner advertising on a fixed impression or fixed placement basis, as well as from the sale of paid-search and other pay-for-performance advertising on AOL’s and Advertising.com Inc.’s (“Advertising.com”) networks of Internet properties, which include owned and third-party properties, as well as certain Internet properties owned by other divisions of the Company. Currently, a significant majority of Advertising revenues are generated from traffic by subscribers to the AOL subscription service. The strategy of the Audience business unit focuses on generating Advertising revenue by increasing the reach of its audience and depth of its usage across its web properties, including properties such as AOL.com, AIM, MapQuest and Moviefone. A key component of this strategy was the third quarter 2005 re-launch of the publicly available version of the AOL.com web portal that includes a substantial portion of AOL’s content, features and tools that were historically available only to AOL subscribers. AOL seeks to generate Advertising revenue from increased traffic to AOL.com through sales of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
branded advertising and performance-based advertising, including paid-search, as well as from increased utilization and optimization of AOL advertising inventory. The acquisition of Advertising.com in the third quarter of 2004 has provided incremental growth in Advertising revenues, primarily through third-party performance-based advertising.
      AOL’s Digital Services business unit works to develop next-generation digital services, including a variety of wireless, voice and other premium services and applications that appeal to AOL members and Internet users.
      AOL’s International business unit, which primarily includes AOL Europe, has an Internet access business, sells advertising and develops and offers premium digital services. AOL Europe has focused on increasing revenues from advertising and paid services. Due to the regulatory environment in the countries in which AOL Europe operates, AOL Europe is able to offer competitive bundled broadband services to consumers and, accordingly, its bundled broadband subscribers are growing as a percentage of total subscribers as consumers migrate from dial-up plans. This trend is expected to continue.
      Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC Inc.”), is the second-largest cable operator in the U.S. (in terms of basic cable subscribers served). TWC Inc. managed approximately 10.957 million basic cable subscribers (including approximately 1.557 million subscribers of unconsolidated investees) at the end of 2005, in highly clustered and technologically upgraded systems in 27 states. TWC Inc. delivered revenues of $9.498 billion (22% of the Company’s overall revenues), $3.652 billion of Operating Income before Depreciation and Amortization and $1.988 billion in Operating Income during 2005. As part of the strategy to expand TWC Inc.’s cable footprint and improve the clustering of its cable systems, TWC Inc., through a subsidiary, entered into agreements on April 20, 2005 to acquire, in conjunction with Comcast Corporation (“Comcast”), substantially all of the assets of Adelphia Communications Corporation (“Adelphia”). Please refer to “Other Recent Developments” for further details.
      TWC Inc. principally offers three products — video, high-speed data and Digital Phone. Video is TWC Inc.’s largest product in terms of revenues generated; however, the potential growth of its customer base within TWC Inc.’s existing footprint for video cable service is limited, as the customer base has matured and industry-wide competition has increased. Nevertheless, TWC Inc. is continuing to increase its video revenues through rate increases and its offerings of advanced digital video services such as Digital Video, Video-on-Demand (VOD), Subscription-Video-on-Demand (SVOD) and Digital Video Recorders (DVRs), which are available throughout TWC Inc.’s footprint. TWC Inc.’s digital video subscribers provide a broad base of potential customers for these advanced services. Video programming costs represent a major component of TWC Inc.’s expenses and are expected to continue to increase, reflecting an expansion of service offerings and contractual rate increases across TWC Inc.’s programming lineup.
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
      TWC Inc.’s voice product, Digital Phone, first launched in May 2003, was rolled out across TWC Inc.’s footprint during 2004. As of December 31, 2005, Digital Phone was available to nearly 85% of TWC Inc.’s homes passed and over one million subscribers received the service. For a monthly fixed fee, Digital Phone customers typically receive unlimited local, in-state and U.S., Canada and Puerto Rico long-distance calling, as well as call waiting, caller ID and enhanced “911” services. In the future, TWC Inc. intends to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC Inc. to offer its customers a convenient package of video, high-speed data and voice services and to compete effectively against similar bundled products available from its competitors. TWC Inc. expects strong growth in Digital Phone subscribers and revenues for the foreseeable future.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      In addition to the subscription services, TWC Inc. also earns revenue by selling advertising time to national, regional and local businesses.
      Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Inc. (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $11.924 billion (26% of the Company’s overall revenues), $1.289 billion in Operating Income before Depreciation and Amortization and $943 million in Operating Income during 2005.
      One of the world’s leading studios, Warner Bros. has diversified sources of revenues with its film and television businesses, combined with an extensive film library and global distribution infrastructure. This diversification has helped Warner Bros. deliver consistent long-term growth and performance. New Line is the world’s oldest independent film company. Its primary source of revenues is the creation and distribution of theatrical motion pictures.
      Warner Bros. continues to develop its industry-leading television business, including the successful releases of television series into the home video market. For the 2005-2006 television season, Warner Bros. has more current prime-time productions on the air than any other studio, with prime-time series on all six broadcast networks (including Two and a Half Men, ER, Without a Trace, The O.C., Cold Case and Smallville).
      The sale of DVDs has been one of the largest drivers of the segment’s profit growth over the last few years and Warner Bros.’ extensive library of theatrical and television titles positions it to continue to benefit from DVD sales; however, the Company has begun to see slower growth in DVD sales due to several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the DVD format and the fragmentation of consumer time.
      Piracy, including physical piracy as well as illegal online file-sharing, continues to be a significant issue for the filmed entertainment industry. Due to technological advances, piracy has expanded from music to movies and television programming. The Company has taken a variety of actions to combat piracy over the last several years, including a pilot program to release low-cost DVDs and VCDs in China and to coordinate worldwide release dates for franchise films, and will continue to do so, both individually and together with cross-industry groups, trade associations and strategic partners.
      Networks. Time Warner’s Networks group comprises Turner Broadcasting System, Inc. (“Turner”), Home Box Office Inc. (“HBO”) and The WB Television Network (“The WB Network”). The Networks segment delivered revenues of $9.611 billion (20% of the Company’s overall revenues), $2.999 billion in Operating Income before Depreciation and Amortization and $2.738 billion in Operating Income during 2005.
      The Turner networks — including such recognized brands as TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For the fourth consecutive year, more prime-time viewers watched advertising-supported cable TV networks than the national broadcast networks. In 2005, TNT ranked first among advertising-supported cable networks in total day and prime-time delivery of its key demographics, adults 18-49 and adults 25-54. TBS ranked first among advertising-supported cable networks in prime-time delivery of its key demographic, adults 18-34.
      The Turner networks generate revenues principally from the sale of advertising time and monthly subscriber fees paid by cable systems, direct-to-home (“DTH”) satellite operators and other affiliates. Turner has benefited from strong ratings and a strong advertising market. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, network premieres, licensed and original series, news and animation, as well as a strong brand and operating efficiency.
      HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service ranking as the nation’s most widely distributed pay television network. HBO generates revenues

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
principally from monthly subscriber fees from cable system operators, satellite companies and other affiliates. An additional source of revenue is the ancillary sales of its original programming, including such programs as The Sopranos, Sex and the City, Six Feet Under, Band of Brothers and Deadwood.
      The WB Network is a broadcast television network, whose target audience consists primarily of young adults in the 12-34 demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. As discussed in more detail in “Other Recent Developments,” on January 24, 2006, Warner Bros. and CBS Corp. (“CBS”) announced an agreement in principle to form a new fully-distributed national broadcast network, to be called The CW. At the same time, Warner Bros. and CBS are preparing to cease the standalone operations of The WB Network and UPN, respectively, at the end of the 2005/2006 television season (September 2006).
      Publishing. Time Warner’s Publishing segment consists principally of magazine publishing, book publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $5.846 billion (13% of the Company’s overall revenues), $1.259 billion in Operating Income before Depreciation and Amortization and $1.028 billion in Operating Income during 2005.
      Time Inc. publishes over 150 magazines globally, including People, Sports Illustrated, Southern Living, In Style, Real Simple, Entertainment Weekly, Time, Fortune, Cooking Light, and What’s on TV. It generates revenues primarily from advertising, magazine subscription and newsstand sales, and its growth is derived from higher circulation and advertising on existing magazines, new magazine launches and acquisitions. Time Inc. owns IPC Media (the U.K.’s largest magazine company) and is the majority shareholder of magazine subscription marketer Synapse Group, Inc. In addition, Time Inc. continues to invest in new magazines, including Pick Me Up, a weekly women’s magazine, and TV Easy, a weekly TV listings magazine, which IPC Media launched in the U.K. during 2005. In the first quarter of 2005, Time Inc. acquired the remaining 51% stake it did not already own in Essence Communications Partners (“Essence”), the publisher of Essence. In the third quarter of 2005, Time Inc. acquired Grupo Editorial Expansión (“GEE”), a Mexican publisher with a portfolio of 15 consumer and business magazines, primarily for the Mexican market. Time Inc.’s book publishing operations are conducted primarily by Time Warner Book Group Inc. (“TWBG”), which had 69 books on The New York Times bestseller list in 2005. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S. As discussed in more detail in “Other Recent Developments,” on February 6, 2006, the Company announced an agreement to sell TWBG to Hachette Livre SA (“Hachette”), a wholly-owned subsidiary of Lagardère SCA (“Lagardère”), for approximately $538 million in cash, not including working capital adjustments.
Other Recent Developments
Amounts Related to Securities Litigation
      In July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 17 to the accompanying consolidated financial statements. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court held a final approval hearing on February 22, 2006, and the parties are now awaiting the court’s ruling. At this time, there can be no assurance that the settlement of the securities class action litigation will receive final court approval. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
“MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its Securities and Exchange Commission (“SEC”) investigation, or at least a substantial portion thereof, transferred to the MSBI Settlement Fund.
      In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters described in Note 17 to the accompanying consolidated financial statements that are pending against the Company. This $600 million amount continues to represent the Company’s current best estimate of the amounts to be paid in resolving these matters, including the remaining individual shareholder suits (including suits brought by individual shareholders who decided to “opt-out” of the settlement in the primary securities class action), the derivative actions and the actions alleging violations of The Employee Retirement Income Security Act (“ERISA”). Of this amount, subsequent to December 31, 2005, the Company has paid, or has agreed to pay, approximately $335 million, before providing for any remaining potential insurance recoveries, to settle certain of these claims.
      The Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which is expected to be collected in the first quarter of 2006 and is reflected as a reduction to “Amounts related to securities litigation and government investigations” in the accompanying consolidated statement of operations for the year ended December 31, 2005 (Note 1).
Government Investigations
      As previously disclosed by the Company, the SEC and the DOJ had been conducting investigations into accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s AOL segment, the methods used by the AOL segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002. During 2004, the Company established $510 million in legal reserves related to the government investigations, the components of which are discussed in more detail in the following paragraphs.
      The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. The fund was reflected as restricted cash on the Company’s accompanying consolidated balance sheet at December 31, 2004. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund described above under the heading “Amounts Related to Securities Litigation.”
      In addition, on March 21, 2005, the Company announced that the SEC had approved the Company’s proposed settlement, which resolved the SEC’s investigation of the Company.
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

•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. (“Bertelsmann”) that were improperly or prematurely recognized, primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner will review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions, originally within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.
      The Company paid the $300 million penalty in March 2005; however, it is unable to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the pending settlement of the consolidated securities class action, the Company is using its best efforts to have the $300 million, or a substantial portion thereof, transferred to the MSBI Settlement Fund. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
      The independent examiner has begun its review, which has been extended and is expected to be completed in the second quarter of 2006. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
AOL-Google Alliance
      During December 2005, the Company announced that AOL is expanding its current strategic alliance with Google Inc. (“Google”) to enhance its global online advertising partnership and make more of AOL’s content available to Google users. Under the alliance, Google and AOL will continue to provide search technology to AOL’s network of Internet properties worldwide. Other key aspects of the alliance include:

•	Creating an AOL Marketplace through white labeling of Google’s advertising technology, which enables AOL to sell search advertising directly to advertisers on AOL-owned properties;

•	Expanding display advertising available for AOL to sell throughout the Google network;

•	Making AOL content more accessible to Google Web crawlers;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	Collaborating in video search and showcasing AOL’s premium video service within Google Video;

•	Enabling Google Talk and AIM instant messaging users to communicate with each other, provided certain conditions are met; and

•	Providing AOL marketing credits for promotion of AOL’s content on Google’s Internet properties.
      In addition, Google will invest $1 billion for a 5% equity interest in a limited liability company that will own all of the outstanding equity interests in AOL. The Company expects these transactions with Google to close during the first quarter of 2006.
The WB Network
      On January 24, 2006, Warner Bros. and CBS Corp. (“CBS”) announced an agreement in principle to form a new fully-distributed national broadcast network, to be called The CW. At the same time, Warner Bros. and CBS are preparing to cease the standalone operations of The WB Network and UPN, respectively, at the end of the 2005/2006 television season (September 2006). Warner Bros. and CBS will each own 50% of the new network and will have joint and equal control. In addition, Warner Bros. has reached an agreement in principle with Tribune Corp. (“Tribune”), currently a subordinated 22.25% limited partner in The WB Network, under which Tribune will surrender its ownership interest in The WB Network and will be relieved of funding obligations. In addition, Tribune will become one of the principal affiliate groups for the new network.
      Upon the closing of this transaction, the Company will account for its investment in The CW under the equity method of accounting. The Company anticipates that prior to the closing of this transaction the Company is expected to incur restructuring charges ranging from $15 million to $20 million related to employee terminations. In addition, the Company may incur costs in terminating certain programming arrangements that will not be contributed to the new network or utilized in another manner.
Sale of Time Warner Book Group
      On February 6, 2006, the Company announced an agreement to sell TWBG to Hachette for approximately $538 million in cash, not including working capital adjustments. This transaction is expected to close in the first half of 2006 and the Company expects to record a pretax gain of approximately $180 million to $220 million. In 2005, TWBG had revenues of $571 million and Operating Income of $74 million.
Sale of Canal Satellite Digital
      On February 7, 2006, Warner Bros. entered into an agreement for the sale of its equity investment interest in Canal Satellite Digital (“CSD”), a Spanish satellite pay television operator, together with its interest in Cinemania, the Spanish library movie channel, for approximately $90 million in cash and stock. This transaction is expected to close in the second quarter of 2006 and the Company expects to record a pretax equity investment gain of approximately $40 million.
Sale of Turner South
      On February 23, 2006, the Company announced an agreement to sell the Turner South network (“Turner South”), a subsidiary of Turner, to Fox Cable Networks, Inc. (“Fox”) for approximately $375 million in cash. This transaction is expected to close in the second or third quarter of 2006 and the Company expects to record a pretax gain of approximately $110 million to $130 million. In 2005, Turner South had revenues of $49 million and an Operating Loss of $7 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Common Stock Repurchase Program
      On July 29, 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that allowed Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period ending in July 2007. In October 2005, Time Warner’s Board of Directors approved an increase in the amount authorized to be repurchased under the stock repurchase program to an aggregate of up to $12.5 billion of common stock. In February 2006, the Board of Directors authorized a further increase in the stock repurchase program and an extension of the program’s ending date. Under the extended program, the Company is authorized to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As announced on February 1, 2006, the Company increased the pace of stock repurchases during the first quarter of 2006. At existing price levels, the Company intends to continue the current pace of purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio of approximately 3-to-1, and expects it will purchase approximately $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through February 23, 2006, the Company repurchased approximately 235 million shares of common stock for approximately $4.2 billion (including 67 million shares for approximately $1.2 billion since February 1, 2006) pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Common Stock Dividends
      On May 20, 2005, the Company announced that it would begin paying a regular quarterly cash dividend of $0.05 per share on its common stock beginning in the third quarter 2005. Under this dividend program, on September 15, 2005 and December 15, 2005, the Company paid cash dividends of $0.05 per share on its common stock to shareholders of record on August 31, 2005 and November 30, 2005, respectively. The total amount of dividends paid during 2005 was $466 million.
Magazine Circulation Practices Investigation
      As previously disclosed, Time Inc. has received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with an investigation of certain magazine circulation-related practices. Time Inc. is responding to the subpoena and is cooperating with the investigation. Following discussions with the Audit Bureau of Circulations (“ABC”) concerning Time Inc.’s reporting of sponsored sales subscriptions, ABC has confirmed that the vast majority of Time Inc.’s sponsored subscriptions for the first half of 2005 were properly classified. Time Inc. has informed its advertisers of such conclusion.
Adelphia Acquisition Agreement
      On April 20, 2005, a subsidiary of the Company, Time Warner NY Cable LLC (“TW NY”), and Comcast each entered into separate definitive agreements with Adelphia to, collectively, acquire substantially all the assets of Adelphia for a total of $12.7 billion in cash (of which TW NY will pay $9.2 billion and Comcast will pay the remaining $3.5 billion) and 16% of the common stock of TWC Inc. (the “Adelphia Acquisition”).
      At the same time that Comcast and TW NY entered into the Adelphia agreements, Comcast, TWC Inc. and/or their respective affiliates entered into agreements providing for the redemption of Comcast’s interests in TWC Inc. and Time Warner Entertainment Company, L.P. (“TWE”) (the “TWC Inc. Redemp-

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
tion Agreement” and the “TWE Redemption Agreement,” respectively, and, collectively, the “TWC Inc. and TWE Redemption Agreements”). Specifically, Comcast’s 17.9% interest in TWC Inc. will be redeemed in exchange for stock of a subsidiary of TWC Inc. holding cable systems serving approximately 587,000 subscribers (as of December 31, 2004), as well as approximately $1.9 billion in cash. In addition, Comcast’s 4.7% interest in TWE will be redeemed in exchange for interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers (as of December 31, 2004), as well as approximately $133 million in cash. TWC Inc., Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (“Cable Swaps”).
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
      The transactions are subject to customary regulatory review and approvals, including antitrust review by the Federal Trade Commission (“FTC”) pursuant to the Hart-Scott-Rodino Act, review by the Federal Communications Commission (“FCC”) and local franchise approvals, as well as, in the case of the Adelphia Acquisition, the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction over Adelphia’s Chapter 11 case and Adelphia’s creditors. On January 31, 2006, the FTC completed its antitrust review of the transaction and closed its investigation without further action. The parties are awaiting final clearance from the FCC and local franchise approvals, as well as completion of the bankruptcy process. The parties expect to close the Adelphia Acquisition during the second quarter of 2006.
      The closing of the Adelphia Acquisition is not dependent on the closing of the Cable Swaps or the transactions contemplated by the TWC Inc. and TWE Redemption Agreements. Furthermore, if Comcast fails to obtain certain necessary governmental authorizations, TW NY has agreed to acquire the cable operations of Adelphia that would have been acquired by Comcast, with the purchase price payable in cash or TWC Inc. stock at the Company’s discretion.
Investment in Google
      In May 2004, AOL exercised a warrant for approximately $22 million and received approximately 7.4 million shares of Series D Preferred Stock of Google. Each of these shares converted automatically into shares of Google’s Class B common stock immediately prior to the closing of Google’s initial public offering on August 24, 2004. In connection with this offering, AOL converted approximately 2.4 million shares of its Google Class B common stock into an equal number of shares of Google’s Class A common stock. Such Class A shares were sold in the offering for $195 million, net of the underwriters’ discounts and commissions, and the Company recorded a gain of approximately $188 million in the third quarter of 2004, which is included as a component of Other income, net, in the accompanying consolidated statement of operations. Beginning in March 2005, the Company entered into agreements to sell its remaining 5.1 million shares at an average share price of approximately $185. The sales under such agreements settled on May 3, 2005, and the Company received total cash consideration of approximately $940 million, resulting in a gain of approximately $925 million recognized in the second quarter of 2005, which is included as a component of Other income, net, in the accompanying consolidated statement of operations.
Mandatorily Convertible Preferred Stock
      As of December 31, 2004, the Company had outstanding one share of its Series A mandatorily convertible preferred stock, par value $0.10 per share, face value of $1.5 billion (the “Series A Preferred

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Stock”), held by a trust for the benefit of Comcast, that was issued on March 31, 2003, as part of the restructuring of TWE (“TWE Restructuring”). In accordance with the terms of the stock, on March 31, 2005, the Series A Preferred Stock was automatically converted into 83,835,883 shares of common stock of the Company, valued at $1.5 billion, and such amount was reclassified to shareholders’ equity in the accompanying consolidated balance sheet.
Urban Cable Works of Philadelphia, L.P.
      On November 22, 2005, TWC Inc. purchased the remaining 60% interest in Urban Cable Works of Philadelphia, L.P. (“Urban Cable”), an operator of cable systems in Philadelphia, Pennsylvania with approximately 47,000 basic subscribers. The purchase price consisted of $51 million in cash, net of cash acquired, and the assumption of $44 million of Urban Cable’s third-party debt. Prior to TWC Inc.’s acquisition of the remaining interest, Urban Cable was an unconsolidated joint venture of TWC Inc., which was 40% owned by TWC Inc. and 60% owned by an investment group led by Inner City Broadcasting (“Inner City”). Under a management agreement, TWC Inc. was responsible for the day-to-day management of Urban Cable. During 2004, TWC Inc. made cash payments of $34 million to Inner City to settle certain disputes regarding the joint venture. In conjunction with the Adelphia Acquisition described above, Urban Cable will be transferred to Comcast as part of the Cable Swaps. For additional details, refer to the subsection above titled “Adelphia Acquisition Agreement.” From the time it was consolidated through December 31, 2005, Urban Cable contributed Subscription revenues and Operating Income of $7 million and $1 million, respectively.
RESULTS OF OPERATIONS

New Accounting Principles To Be Adopted

Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“Statement”) No. 123 (Revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. As a result, the application of the provisions of FAS 123R will have a significant impact on Operating Income before Depreciation and Amortization, Operating Income, net income and earnings per share. In April 2005, the SEC amended the compliance dates for FAS 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company has continued to account for share-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company will adopt FAS 123R beginning January 1, 2006 and elect the modified retrospective method of transition. This method of transition requires that the financial statements of all prior periods be adjusted on a basis consistent with the pro-forma disclosures required for those periods by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the predecessor to FAS 123R.
      In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal. If a company measures share-based compensation using APB 25, it must also disclose what the impact would have been if it had measured share-based compensation using the fair value of the equity award on the date it was granted as provided in FAS 123, the predecessor of FAS 123R. See Note 1 for the pro forma impact if

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
compensation costs for the Company’s stock option plans had been determined based on the fair value method set forth in FAS 123.
Reclassifications
      Certain reclassifications have been made to the prior years’ financial information to conform to the December 31, 2005 presentation.

Significant Transactions and Other Items Affecting Comparability
      As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Year Ended December 31,

	2005	2004	2003

	(millions)
Amounts related to securities litigation and government investigations	$(2,865)	$(536)	$(56)
Merger and restructuring costs	(117)	(50)	(109)
Asset impairments	(24)	(10)	(318)
Gain on disposal of assets, net	23	21	14

Impact on Operating Income	(2,983)	(575)	(469)
Microsoft Settlement	—	—	760
Investment gains, net	1,011	424	593
Net gain on WMG option	53	50	—

Impact on Other income, net	1,064	474	1,353

Pretax impact	(1,919)	(101)	884
Income tax impact	518	(73)	(372)

After-tax impact	$(1,401)	$(174)	$512

Amounts Related to Securities Litigation and Government Investigations
      As previously discussed, during 2005, the Company expensed $3 billion in legal reserves related to securities litigation. During 2004, the Company established $510 million in legal reserves related to the government investigations. In addition, the Company has incurred legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits totaling $71 million, $74 million and $81 million in 2005, 2004 and 2003, respectively. In addition, the Company realized insurance recoveries of $206 million, $48 million and $25 million in 2005, 2004 and 2003, respectively, including, as discussed under “Other Recent Developments” above, $185 million recognized in December 2005 in connection with the agreement reached with carriers of its directors and officers insurance policies related to the securities and derivative action matters (other than the actions alleging violations of ERISA).

Merger and Restructuring Costs
      During the year ended December 31, 2005, the Company incurred restructuring costs of approximately $109 million primarily related to various employee terminations, including approximately 1,330 employees across the segments. Specifically, the AOL and Cable segments incurred restructuring costs primarily related to various employee terminations of $17 million and $35 million, respectively, which were partially offset by a

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
$7 million and a $1 million reduction in restructuring costs, respectively, reflecting changes in estimates of previously established restructuring accruals. Additional restructuring costs, primarily related to various employee terminations, of $33 million at the Filmed Entertainment segment, $4 million at the Networks segment and $28 million at the Publishing segment were also incurred during 2005. In addition, during the year ended December 31, 2005, the Cable segment expensed approximately $8 million of non-capitalizable merger-related costs associated with the Adelphia Acquisition (Note 14).
      During the year ended December 31, 2004, the Company incurred restructuring costs at the AOL segment related to various employee terminations of $55 million, which were partially offset by a $5 million reduction in restructuring costs, reflecting changes in estimates of previously established restructuring accruals. The total number of employees terminated in 2004 was approximately 860. During the year ended December 31, 2003, the Company incurred restructuring costs related to various employee and contractual lease terminations of $109 million, including $52 million at the AOL segment, $15 million at the Cable segment, $21 million at the Networks segment and $21 million at the Publishing segment. The total number of employees terminated in 2003 was approximately 975 (Note 14).

Asset Impairments
      During 2005, the Company recorded a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc. (“AOLA”). During 2005, AOLA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and has announced that it intends to liquidate, sell or wind up its operations. During 2004, the Company recognized a $10 million impairment charge related to a building that was held for sale at the AOL segment. During 2003, the Company’s results included $318 million of noncash impairment charges, including $219 million related to intangible assets of the winter sports teams at the Networks segment and $99 million at the Publishing segment related to goodwill and intangible assets of the Time Warner Book Group.
      In the fourth quarter of each year, the Company performs its annual impairment review for goodwill and intangible assets. The 2005, 2004 and 2003 annual impairment reviews for goodwill and intangible assets did not result in any impairment charges being recorded (Note 1).

Gains on Disposal of Assets, Net
      For the year ended December 31, 2005, the Company recorded a $5 million gain related to the sale of a property in California at the Filmed Entertainment segment, an approximate $5 million gain related to the sale of a building and a $5 million gain from the resolution of previously contingent gains related to the 2004 sale of Netscape Security Solutions at the AOL segment and an $8 million gain at the Publishing segment related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc. (“Time Life”), which was previously fully reserved due to concerns about recoverability.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Microsoft Settlement
      In the second quarter of 2003 the Company recognized a gain of approximately $760 million as a result of the settlement with Microsoft Corporation of then-pending litigation between Microsoft and Netscape Communications Corporation, a subsidiary of AOL (the “Microsoft Settlement”).

Investment Gains, Net
      For the year ended December 31, 2005, the Company recognized net gains of $1.011 billion primarily related to the sale of investments, including a $925 million gain on the sale of the Company’s remaining investment in Google, a $36 million gain, which had been previously deferred, related to the Company’s 2002 sale of a portion of its interest in Columbia House and an $8 million gain on the sale of its 7.5% remaining interest in Columbia House and simultaneous resolution of a contingency for which the Company had previously accrued. Investment gains were partially offset by $16 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value including a $13 million writedown of the Company’s investment in n-tv KG (“NTV-Germany”), a German news broadcaster. The year ended December 31, 2005 also included $1 million of losses to reflect market fluctuations in equity derivative instruments.
      For the year ended December 31, 2004, the Company recognized net gains of $424 million, primarily related to the sale of investments, including a $188 million gain related to the sale of a portion of the Company’s interest in Google and a $113 million gain related to the sale of the Company’s interest in VIVA Media AG (“VIVA”) and VIVA Plus and a $44 million gain on the sale of the Company’s interest in Gateway Inc. (“Gateway”). Investment gains were partially offset by $15 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $14 million of losses related to market fluctuations in equity derivative instruments.
      For the year ended December 31, 2003, the Company recognized net gains of $593 million, primarily from the sale of investments, including a $513 million gain from the sale of the Company’s interest in Comedy Central, a $52 million gain from the sale of the Company’s interest in chinadotcom, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and gains of $66 million on the sale of the Company’s equity interests in international cinemas not previously consolidated. The Company also recognized $8 million of gains related to market fluctuations in equity derivative instruments. Investment gains were partially offset by $212 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value. Included in the 2003 charges were a writedown of $77 million related to the Company’s equity interest in AOL Japan and a $71 million writedown related to the Company’s equity interest in NTV-Germany (Note 6).

Net Gain on WMG Option
      During 2005, the Company entered into an agreement with Warner Music Group (“WMG”) pursuant to which WMG agreed to a cash purchase of the Company’s option to acquire shares of WMG that it received in connection with the sale of WMG in 2004. Under the agreement, the cash purchase of the option would be made at the time of the WMG public offering at a price based on the initial public offering price per share, net of any underwriters’ discounts. As a result of the estimated public offering price range, the Company adjusted the value of the option in the first quarter of 2005 from $85 million to $165 million. In the second quarter of 2005, WMG’s registration statement was declared effective and it completed its initial public offering at a reduced price from its initial estimated range, and the Company received approximately $138 million from the sale of its option. As a result of these events, for the year ended December 31, 2005, the Company recorded a $53 million net gain related to this option. For the year ended December 31, 2004, the Company recorded a $50 million fair value adjustment to increase the option’s carrying value (Note 3).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
2005 vs. 2004

Consolidated Results
      Revenues. The components of revenues are as follows:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Subscription	$22,222	$21,605	3%
Advertising	7,612	6,955	9%
Content	12,615	12,350	2%
Other	1,203	1,179	2%

Total revenues	$43,652	$42,089	4%

      The increase in Subscription revenues primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was principally due to the continued penetration of advanced services (primarily high-speed data, advanced digital video services and Digital Phone) and video rate increases. The increase at the Networks segment was due primarily to higher subscription rates at Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner and HBO. The AOL segment declined primarily as a result of lower domestic AOL brand subscribers.
      The increase in Advertising revenues was primarily due to growth at the AOL, Networks and Publishing segments. The increase at the AOL segment was due primarily to revenues associated with Advertising.com, which was acquired on August 2, 2004, and growth in paid-search and traditional advertising. The increase at the Networks segment was primarily driven by higher CPMs (advertising cost per one thousand viewers), sellouts and delivery at Turner’s entertainment networks, partly offset by a decline at The WB Network as a result of lower ratings. The increase at the Publishing segment was due to contributions from new magazine launches, acquisitions and growth at Real Simple, People, Southern Living and In Style, offset partly by lower Advertising revenues at certain magazines, including Sports Illustrated, Time and Fortune.
      The increase in Content revenues was principally due to increases at the Filmed Entertainment, Publishing and Networks segments. The increase at the Filmed Entertainment segment was driven by increases in both theatrical and television product revenues. The increase at the Publishing segment was due primarily to a number of best-selling titles at Time Warner Book Group. The increase at the Networks segment was due primarily to HBO’s broadcast syndication sales of Sex and the City and, to a lesser extent, increases in other ancillary sales of HBO’s original programming, partially offset by lower licensing revenue at HBO associated with fewer episodes of Everybody Loves Raymond. In addition, the increase in Content revenues was partially offset by the absence of the winter sports teams at Turner, which were sold at the end of the first quarter of 2004.
      Each of the revenue categories is discussed in greater detail by segment in the “Business Segment Results.”
      Costs of Revenues. For 2005 and 2004, costs of revenues totaled $25.075 billion and $24.449 billion, respectively, and as a percentage of revenues were 57% and 58%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the AOL and Networks segments, offset by a decrease in margin at the Filmed Entertainment segment. The segment variations are discussed in detail in “Business Segment Results.”
      Selling, General and Administrative Expenses. For 2005 and 2004, selling, general and administrative expenses increased 2% to $10.478 billion in 2005 from $10.274 billion in 2004 primarily from increases at all

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
segments except the AOL segment and Corporate. The segment variations are discussed in detail in “Business Segment Results.”
      Amounts Related to Securities Litigation and Government Investigations. As previously discussed in “Other Recent Developments,” results for the year ended December 31, 2005 include $3 billion in legal reserves related to securities litigation. During the year ended December 31, 2004, the Company established $510 million in legal reserves related to the government investigations. In addition, the Company has incurred legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits totaling $71 million and $74 million in 2005 and 2004, respectively. In addition, the Company realized insurance recoveries of $206 million and $48 million in 2005 and 2004, respectively. As discussed under “Other Recent Developments” above, in December 2005, the Company recognized a $185 million settlement on directors and officers insurance policies related to the securities and derivative action matters (other than the actions alleging violations of ERISA) (Note 1).

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.
      The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Operating Income before Depreciation and Amortization	$7,796	$9,372	(17%)
Depreciation	(2,680)	(2,581)	4%
Amortization	(597)	(626)	(5%)

Operating Income	4,519	6,165	(27%)
Interest expense, net	(1,266)	(1,533)	(17%)
Other income, net	1,124	521	116%
Minority interest expense, net	(285)	(246)	16%

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,092	4,907	(17%)
Income tax provision	(1,187)	(1,698)	(30%)

Income before discontinued operations and cumulative effect of accounting change	2,905	3,209	(9%)
Discontinued operations, net of tax	—	121	NM
Cumulative effect of accounting change, net of tax	—	34	NM

Net income	$2,905	$3,364	(14%)

      Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization decreased 17% to $7.796 billion in 2005 from $9.372 billion in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $2.983 billion and $575 million of net expense for 2005 and 2004, respectively, Operating Income before Depreciation and Amortization increased $832 million (or 8%) principally as a result of growth at all segments except for the Filmed Entertainment segment.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      The segment variations are discussed in detail under “Business Segment Results.”
      Depreciation Expense. Depreciation expense increased to $2.680 billion in 2005 from $2.581 billion in 2004. The increase in depreciation expense primarily related to the Cable segment, partially offset by a decrease at the AOL segment. The increase in depreciation expense at the Cable segment reflects continued higher spending on customer premise equipment that is depreciated over a shorter useful life compared to the mix of assets previously purchased. The decrease in depreciation expense at the AOL segment relates primarily to a decline in network assets as a result of membership declines.
      Amortization Expense. Amortization expense decreased to $597 million in 2005 from $626 million in 2004. The decrease relates primarily to a decline in amortization expense at the Publishing segment as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized beginning in the latter part of 2004.
      Operating Income. Time Warner’s Operating Income decreased to $4.519 billion in 2005 from $6.165 billion in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $2.983 billion and $575 million of net expense for 2005 and 2004, respectively, Operating Income improved $762 million primarily as a result of the improvement in Operating Income before Depreciation and Amortization, offset partially by the increase in depreciation expense as discussed above.
      Interest Expense, Net. Interest expense, net, decreased to $1.266 billion in 2005 from $1.533 billion in 2004 due primarily to lower average net debt levels and higher interest rates on cash investments.
      Other Income, Net. Other income, net, detail is shown in the table below:

	Year Ended December 31,

	2005	2004

	(millions)
Investment gains, net	$1,011	$424
Net gain on WMG option	53	50
Income from equity investees	60	35
Other	—	12

Other income, net	$1,124	$521

      The changes in investment gains, net, and the net gain on the WMG option are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, increased in 2005 as compared to the prior year, principally from an increase in income from equity method investees, primarily related to lower losses from the NASCAR joint venture.
      Minority Interest Expense, Net. Time Warner had $285 million of minority interest expense in 2005 compared to $246 million in 2004. The increase relates primarily to larger profits recorded by TWC Inc., in which Comcast has a minority interest.
      Income Tax Provision. Income tax expense was $1.187 billion in 2005 compared to $1.698 billion in 2004. The Company’s effective tax rate was 29% and 35% in 2005 and 2004, respectively. The change in the effective tax rate is primarily a result of the favorable impact of state tax law changes in Ohio and New York, an ownership restructuring in Texas and certain other methodology changes, partially offset by the non-deductible expenses related to a portion of the settlement reserve for the securities litigation in 2005 compared with the nondeductible expenses related to a portion of the SEC and DOJ settlements in 2004.
      The state law changes relate to the method of taxation in Ohio and the method of apportionment in New York. In Ohio, the income tax is being phased-out and replaced with a gross receipts tax, while in New York

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
the methodology for income apportionment is changing over time to a single receipts factor from a three factor formula. These tax law changes resulted in a reduction in certain deferred tax liabilities related to these states. Accordingly, the Company has recognized these reductions as noncash tax benefits totaling approximately $170 million for Ohio and $135 million for New York State in the second quarter of 2005. In addition, an ownership restructuring of the Company’s partnership interests in Texas and certain methodology changes resulted in a reduction of deferred state tax liabilities. The Company has also recognized this reduction as a noncash tax benefit of approximately $100 million in the fourth quarter of 2005.
      U.S. federal tax attribute carryforwards at December 31, 2005, consist primarily of $5.0 billion of net operating losses, $44 million of capital losses, $166 million of research and development tax credits and $180 million of alternative minimum tax credits. In addition, the Company has approximately $1.8 billion of net operating losses in various foreign jurisdictions that are primarily from countries with unlimited carryforward periods. However, many of these foreign losses are attributable to specific operations that may not be utilized against certain other operations of the Company. The utilization of the U.S. federal carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. If the net operating losses are not utilized, they expire in varying amounts, starting in 2019 and continuing through 2023. The capital losses expire in 2008. Research and development tax credits not utilized will expire in varying amounts starting in 2017 and continuing through 2024. Alternative minimum tax credits do not expire. In addition, the Company holds certain assets that have tax basis greater than book basis. The Company has established deferred tax assets for such differences. However, in the event that such assets are sold or the tax basis otherwise realized, it is anticipated that such realization would generate additional losses for tax purposes. Because of the uncertainties surrounding the Company’s capacity to generate enough capital gains to utilize such losses, the Company has in most instances offset these deferred tax assets with a valuation allowance (Note 9).
      Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $2.905 billion in 2005 compared to $3.209 billion in 2004. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.62 in 2005, compared to $0.70 and $0.68, respectively, in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $1.401 billion and $174 million of net expense in 2005 and 2004, respectively, Income before discontinued operations and cumulative effect of accounting change improved by $923 million primarily due to higher Operating Income, lower interest expense and the change in income tax provision as discussed above.
      Discontinued Operations, Net of Tax. Included in the 2004 results are a pre-tax loss of $2 million and a tax benefit of $123 million, from the operations of the Music business (Note 3).
      Cumulative Effect of Accounting Change, Net of Tax. The Company recorded a $34 million benefit, net of tax, as a cumulative effect of accounting change upon the consolidation of AOLA in 2004 in accordance with FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities.”
      Net Income and Net Income Per Common Share. Net income was $2.905 billion in 2005 compared to $3.364 billion in 2004. Basic and diluted net income per common share were both $0.62 in 2005 compared to $0.74 and $0.72, respectively, in 2004. Net income includes the items previously addressed under “Income before Discontinued Operations and Cumulative Effect of Accounting Change,” Discontinued operations, net of tax, and the Cumulative effect of accounting change, net of tax.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Business Segment Results
      AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Revenues:
Subscription	$6,755	$7,477	(10%)
Advertising	1,338	1,005	33%
Other	190	210	(10%)

Total revenues	8,283	8,692	(5%)
Costs of revenues(a)	(3,788)	(4,186)	(10%)
Selling, general and administrative(a)	(2,572)	(2,694)	(5%)
Gain on disposal of consolidated businesses	10	20	(50%)
Asset impairments	(24)	(10)	140%
Restructuring costs	(10)	(50)	(80%)

Operating Income before Depreciation and Amortization	1,899	1,772	7%
Depreciation	(557)	(662)	(16%)
Amortization	(174)	(176)	(1%)

Operating Income	$1,168	$934	25%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
    The reduction in Subscription revenues primarily reflects a decline in domestic Subscription revenues (from $5.725 billion in 2004 to $4.993 billion in 2005). Subscription revenues at AOL Europe were essentially flat. AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues. AOL Europe’s Subscription revenues were flat primarily as a result of a decline in subscribers and related revenues, essentially offset by the favorable impact of foreign currency exchange rates ($26 million).
      The number of AOL brand domestic and European subscribers is as follows at December 31, 2005, September 30, 2005, and December 31, 2004 (millions):

	December 31,	September 30,	December 31,
	2005	2005	2004

Subscriber category:
AOL brand domestic(a) $15 and over	13.7	14.7	17.5
Under $15	5.8	5.4	4.7

Total AOL brand domestic	19.5	20.1	22.2

AOL Europe	6.0	6.1	6.3

(a)	AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
    The average monthly Subscription revenue per subscriber (“ARPU”) for each significant category of subscribers, calculated as average monthly subscription revenue (including premium subscription services revenues) for the category divided by the average monthly subscribers in the category for the applicable period, is as follows:

	Year Ended
	December 31,

	2005	2004

Subscriber category:
AOL brand domestic $15 and over	$20.88	$20.97
Under $15	13.21	13.07
Total AOL brand domestic	18.97	19.44
AOL Europe	22.01	21.48
      Domestic subscribers to the AOL brand service include subscribers during introductory free-trial periods and subscribers at no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 11% at both December 31, 2005 and September 30, 2005, and 13% at December 31, 2004. AOL has recently entered into agreements with high-speed Internet access providers to offer the AOL service along with high-speed Internet access. Since AOL’s share of the revenues under these agreements is less than $15, subscribers will be included in the under $15 category price plans. In addition, during the first quarter of 2006, AOL announced price increases on certain AOL brand service price plans, including increasing the $23.90 plan to $25.90. The price increases are expected to have a temporary adverse impact on the number of AOL brand subscribers. The price increases and the recent agreements with high-speed Internet access providers are also expected to result in the further migration of subscribers from higher-priced to lower-priced AOL service plans in 2006 and, accordingly, a further decline in Subscription revenues and AOL brand domestic ARPU in 2006.
      In 2005, the largest component of the AOL brand domestic $15 and over price plans was the $23.90 price plan, which provides unlimited access to the AOL service using AOL’s dial-up network and unlimited usage of the AOL service through any other Internet connection. The largest component of the AOL brand domestic under $15 price plans is the $14.95 per month price plan, which includes ten hours of dial-up access and unlimited usage of the AOL service through an Internet connection not provided by AOL, such as a high-speed broadband Internet connection via cable or digital subscriber lines. AOL continues to develop, test, change and implement price plans, service offerings and payment methods to attract and retain members to its AOL service and, therefore, the composition of AOL’s subscriber base is expected to change over time.
      The decline in AOL brand domestic subscribers on plans priced $15 and over per month resulted from a number of factors, including declining registrations in response to AOL’s marketing campaigns, competition from broadband access providers and reduced subscriber acquisition efforts. Further, during the year, subscribers migrated from the premium-priced unlimited dial-up plans, including the $23.90 plan, to lower-priced plans. The decline in AOL brand domestic subscribers overall, and specifically in the $15 and over per month price plans, is expected to continue in the foreseeable future.
      Growth in AOL brand domestic subscribers on plans below $15 per month was driven principally by the migration of subscribers from plans $15 and over per month and, to a lesser extent, by new subscribers. AOL expects that the proportion of its subscribers on lower-priced plans will continue to increase. This trend is expected to be accelerated by the impact of the new agreements with high-speed Internet access providers. The growth in subscribers on plans below $15 per month is expected to benefit primarily from subscribers who are currently in the $25.90 (previously the $23.90) price plan.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      Within the $15 and over per month category, the decrease in ARPU over the prior year was due primarily to a shift in the mix to lower-priced subscriber price plans, partially offset by an increase in the percentage of revenue generating customers. Premium subscription services revenues included in ARPU for the year ended December 31, 2005 and 2004 were $87 million and $92 million, respectively.
      Within the under $15 per month category, the increase in ARPU over the prior year was due primarily to an improved mix of subscriber price plans and an increase in the percentage of revenue generating customers. Premium subscription services revenues included in ARPU for the year ended December 31, 2005 and 2004 were $32 million and $24 million, respectively.
      AOL Europe offers a variety of price plans, including bundled broadband, unlimited access to the AOL service using AOL’s dial-up network and limited access plans, which are generally billed based on actual usage. AOL Europe continues to actively market bundled broadband plans, as AOL Europe’s subscribers have been migrating from dial-up plans to bundled broadband plans, and this trend is expected to continue.
      The ARPU for European subscribers increased due to a change in the mix of price plans, with broadband subscribers growing as a percentage of total subscribers, and an increase in premium subscription services revenues. The migration of AOL Europe subscribers to broadband plans is expected to continue to result in increases in ARPU for European subscribers. In addition, 2005 benefited from the positive effect of changes in foreign currency exchange rates. The total number of AOL brand subscribers at AOL Europe reflects a year-over-year decline in subscribers in France, Germany and the U.K.
      In addition to the AOL brand service, AOL has subscribers to other lower-priced services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenues.
      Advertising revenues improved primarily due to increased revenues from sales of advertising run on third-party websites generated by Advertising.com, which was acquired in August 2004, and growth in paid-search and traditional advertising. Advertising.com contributed $259 million and $97 million of revenues for the year ended December 31, 2005 and 2004, respectively. Paid-search revenues increased $116 million during 2005. AOL expects Advertising revenues to continue to increase during 2006 due to expected growth in paid-search and traditional online advertising and contributions from Advertising.com’s performance-based advertising. However, the rate of growth is expected to be less than experienced in 2005, because the growth rate in 2005 benefited from the absence in 2004 of a full year of Advertising.com’s results.
      Other revenues primarily include software licensing revenue, revenue from providing the Cable segment access to the AOL Transit Data Network (“ATDN”) for high-speed access to the Internet and the sale of modems to consumers in order to support high-speed access to the Internet. Other revenues decreased slightly due primarily to a $32 million decrease in ATDN revenue from TWC Inc., reflecting lower pricing under the terms of a new agreement and lower network usage, partially offset by revenue at AOL Europe primarily from increased modem sales.
      Costs of revenues decreased 10% and, as a percentage of revenues, decreased to 46% in 2005 from 48% in 2004. The declines related primarily to lower network-related expenses. Network-related expenses decreased 27% to $1.292 billion in 2005 from $1.777 billion in 2004. The decline in Network related expenses was principally attributable to improved pricing and network utilization, decreased levels of long-term fixed commitments and lower usage of AOL’s dial-up network associated with the declining dial-up subscriber base. Network costs also benefited from the final refund of $26 million for a portion of service payments made in prior years at AOL Europe. The decline in network costs was partially offset by costs associated with Advertising.com, which was acquired in August 2004. Domestic network expenses are expected to continue to decline in 2006, although at a lower rate than in 2005. However, this decline is expected to be more than offset

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
by increased network expenses at AOL Europe due to the continued migration of AOL Europe dial-up subscribers to bundled broadband plans for which network expenses per subscriber are significantly higher.
      The decrease in selling, general and administrative expenses primarily related to a decrease in marketing costs and $23 million of benefits related to the favorable resolution of European value-added tax matters, partially offset by additional costs associated with Advertising.com, a $10 million charge related to a patent litigation settlement and higher general and administrative costs. The decrease in marketing costs primarily resulted from lower spending on member acquisition activities, partially offset by an increase in brand advertising. The year ended December 31, 2004 also included an approximate $25 million adjustment to reduce excess marketing accruals made in prior years, primarily related to AOL Europe.
      As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the 2005 results include $17 million in restructuring charges, primarily related to a reduction in headcount associated with AOL’s efforts to realign resources more efficiently, partially offset by a $7 million reduction in restructuring costs, reflecting changes in estimates of previously established restructuring accruals. In addition, the 2005 results include an approximate $5 million gain on the sale of a building, a $5 million gain from the resolution of previously contingent gains related to the 2004 sale of Netscape Security Solutions and a $24 million noncash goodwill impairment charge related to AOLA. The 2004 results included a $55 million restructuring charge, partially offset by a $5 million reversal of previously-established restructuring accruals, reflecting changes in estimates, a $13 million gain on the sale of AOL Japan, a $7 million gain on the sale of Netscape Security Solutions and a $10 million impairment charge related to a building that was held for sale.
      The increases in Operating Income before Depreciation and Amortization and Operating Income are due primarily to higher Advertising revenues and lower costs of revenues and selling, general and administrative expenses, partially offset by lower Subscription revenues and the $24 million noncash goodwill impairment charge described above. Operating Income also improved due to lower depreciation expense reflecting a decline in network assets as the result of membership declines.
      As noted above, the Company expects a continued decline in AOL’s domestic subscribers and related revenues. As a result of the decline in revenues, the Company anticipates Operating Income before Depreciation and Amortization and Operating Income will decline during the first half of 2006 as compared to the comparable 2005 period.
      During December 2005, the Company announced that AOL is expanding its current strategic alliance with Google to create a global online advertising partnership and make more of AOL’s content available to Google users. Refer to “AOL-Google Alliance” in “Other Recent Developments” above for further discussion.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Revenues:
Subscription	$8,964	$7,969	12%
Advertising	534	515	4%

Total revenues	9,498	8,484	12%
Costs of revenues(a)	(4,219)	(3,723)	13%
Selling, general and administrative(a)	(1,585)	(1,483)	7%
Merger-related and restructuring costs	(42)	—	NM

Operating Income before Depreciation and Amortization	3,652	3,278	11%
Depreciation	(1,588)	(1,438)	10%
Amortization	(76)	(76)	—

Operating Income	$1,988	$1,764	13%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
    The components of Subscription revenues are as follows:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Subscription revenues:
Video services	$6,537	$6,180	6%
High-speed data	2,145	1,760	22%
Digital Phone	282	29	NM

Total Subscription revenues	$8,964	$7,969	12%

      Subscription revenues increased due to the continued penetration of advanced services (primarily high-speed data, advanced digital video services and Digital Phone) and video rate increases. Strong growth rates for Subscription revenues associated with high-speed data and Digital Phone are expected to continue in 2006.
      TWC Inc. subscriber counts include all billable subscribers for each level of service received. Basic cable subscribers include all subscribers who receive basic video cable service. Digital video subscribers reflect all subscribers who receive any level of video service received via digital technology. High-speed data subscribers include all subscribers who receive TWC Inc.’s Road Runner Internet service, as well as other Internet services offered by TWC Inc. Digital Phone subscribers include all subscribers who receive telephony service. At December 31, 2005, as compared to December 31, 2004, basic cable subscribers increased 0.7% and totaled 10.957 million (including 1.557 million subscribers of unconsolidated investees, which are managed by TWC Inc.), digital video subscribers increased by 12% to 5.401 million (including 760,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), residential high-speed data subscribers increased by 23% to 4.822 million (including 673,000 subscribers of unconsolidated investees, which are managed by TWC Inc.) and commercial high-speed data subscribers increased by 22% to 211,000 (including 26,000 subscribers of unconsolidated investees, which are managed by TWC Inc.). Additionally, Digital Phone

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
subscribers increased by 880,000 to 1.100 million (including 150,000 subscribers of unconsolidated investees, which are managed by TWC Inc.).
      The increase in Advertising revenues is due to growth of national and local advertising, including an increase in both the rates and volume of advertising spots sold, partly offset by a decline in news advertising related to the 2004 elections.
      Costs of revenues increased 13% and, as a percentage of revenues, were 44% for both 2005 and 2004. The increase in costs of revenues is primarily related to increases in video programming costs, higher employee costs and an increase in telephony service costs. Video programming costs increased 10% to $2.060 billion in 2005 due primarily to contractual rate increases across TWC Inc.’s programming line-up and the ongoing deployment of new digital video services. Programming costs in the fourth quarter of 2005 reflect a net benefit of approximately $25 million primarily associated with changes in programming estimates (a portion of which were accrued earlier in 2005). Video programming costs in 2006 are expected to increase at a rate similar to that experienced during 2005, reflecting the continued expansion of service offerings and contractual rate increases across TWC Inc.’s programming line-up. Employee costs increased primarily due to salary increases and higher headcount resulting from the roll-out of advanced services. Telephony service costs increased approximately $110 million due to the growth of Digital Phone subscribers. Despite the growth in high-speed data subscribers, as discussed above, high-speed data connectivity costs declined 18% in 2005 as connectivity costs have continued to decrease on a per subscriber basis due to industry-wide cost declines; however, such trends are not expected to continue. High-speed data costs are anticipated to increase in 2006 due to higher usage and subscribers.
      The increase in selling, general and administrative expenses is primarily the result of higher employee and administrative costs due to salary increases and higher headcount resulting from the continued roll-out of advanced services, partially offset by $34 million of costs incurred in 2004 in connection with the previously discussed Urban Cable dispute.
      As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” during 2005, the Cable segment expensed approximately $8 million of non-capitalizable merger-related costs associated with the Adelphia Acquisition and the Cable Swaps discussed above. Such costs are expected to increase between now and the closing date and continue thereafter. Closing of these transactions is expected to occur during the second quarter of 2006. In addition, the 2005 results include approximately $35 million of restructuring costs, primarily associated with the early retirement of certain senior executives and the closing of several local news channels, partially offset by a $1 million reduction in restructuring charges, reflecting changes in previously established restructuring accruals. These charges are part of TWC Inc.’s broader plans to simplify its organizational structure and enhance its customer focus. TWC Inc. is in the process of executing this initiative and expects to incur additional costs associated with the plan as it is implemented in 2006.
      Operating Income before Depreciation and Amortization increased principally as a result of revenue growth (particularly high margin high-speed data revenues), offset in part by higher costs of revenues, selling, general and administrative expenses and the merger-related and restructuring charges discussed above.
      Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation expense. Depreciation expense increased $150 million due primarily to the continued higher spending on customer premise equipment in recent years, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Revenues:
Advertising	$4	$10	(60%)
Content	11,704	11,628	1%
Other	216	215	—

Total revenues	11,924	11,853	1%
Costs of revenues(a)	(9,090)	(8,941)	2%
Selling, general and administrative(a)	(1,517)	(1,438)	5%
Gain on sale of assets	5	—	NM
Restructuring costs	(33)	—	NM

Operating Income before Depreciation and Amortization	1,289	1,474	(13%)
Depreciation	(121)	(104)	16%
Amortization	(225)	(213)	6%

Operating Income	$943	$1,157	(18%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
    Content revenues increased slightly during 2005 as a result of increases from both content made available for initial airing in theaters (“theatrical product”) and content made available for initial airing on television (“television product”). The components of Content revenues are as follows:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Theatrical product:
Theatrical film	$2,049	$2,254	(9%)
Television licensing	1,701	1,485	15%
Home video	3,619	3,594	1%

Total theatrical product	7,369	7,333	—
Television product:
Television licensing	2,658	3,033	(12%)
Home video	1,188	778	53%

Total television product	3,846	3,811	1%
Consumer product and other	489	484	1%

Total Content revenues	$11,704	$11,628	1%

      The decrease in theatrical film revenues reflects difficult comparisons to the prior year, which included the success of Harry Potter and the Prisoner of Azkaban and Troy and international overages associated with The Lord of the Rings: The Return of the King, partially offset by the 2005 success of Harry Potter and the Goblet of Fire, Charlie and the Chocolate Factory, Batman Begins and Wedding Crashers, among others. The increase in theatrical product revenues from television licensing primarily related to international availabilities, including a greater number of significant titles in 2005. Home video sales of theatrical product increased slightly as key 2005 releases, including The Polar Express, Harry Potter and the Prisoner of Azkaban in most international territories, Batman Begins, Charlie and the Chocolate Factory and Troy, were comparable to the 2004 key home video releases, including The Lord of the Rings: The Return of the King, Elf, The Matrix

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Revolutions, The Last Samurai and the primarily domestic release of Harry Potter and the Prisoner of Azkaban.
      The decrease in license fees from television product was primarily attributable to difficult comparisons to 2004, which included the third-cycle syndication continuance license arrangements for Seinfeld and network license fees and syndication revenues associated with the final broadcast seasons of Friends and The Drew Carey Show. The growth in home video sales of television product was primarily attributable to an increased number of titles released in this format, including Seinfeld.
      The increase in costs of revenues resulted primarily from higher home video manufacturing and freight costs related to increased volume and an increase in the ratio of higher cost television product, as well as higher advertising and print costs resulting from the quantity and mix of films released, offset partially by lower film costs ($5.484 billion in 2005 compared to $5.870 billion in 2004). Included in film costs are theatrical valuation adjustments, which declined from $215 million in 2004 to $192 million in 2005. Costs of revenues as a percentage of revenues increased to 76% for 2005 from 75% for 2004, due to the quantity and mix of product released.
      Selling, general and administrative expenses increased primarily due to higher employee costs related to salary increases and higher occupancy costs, partially offset by a decline related to the distribution fees associated with the off-network television syndication of Seinfeld in the prior year.
      As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” 2005 results include approximately $33 million of restructuring costs, primarily related to a reduction in headcount associated with efforts to reorganize resources more efficiently and a $5 million gain related to the sale of a property in California.
      Operating Income before Depreciation and Amortization and Operating Income decreased as a result of higher selling, general and administrative expenses and costs of revenues and the 2005 restructuring costs, as discussed above.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Revenues:
Subscription	$5,405	$5,058	7%
Advertising	3,086	2,895	7%
Content	1,014	973	4%
Other	106	128	(17%	)

Total revenues	9,611	9,054	6%
Costs of revenues(a)	(4,702)	(4,600)	2%
Selling, general and administrative(a)	(1,906)	(1,753)	9%
Loss on sale of assets	—	(7)	NM
Restructuring costs	(4)	—	NM

Operating Income before Depreciation and Amortization	2,999	2,694	11%
Depreciation	(238)	(212)	12%
Amortization	(23)	(21)	10%

Operating Income	$2,738	$2,461	11%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
    The increase in Subscription revenues was due primarily to higher subscription rates at Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner and HBO. Included in the 2005 results is a $22 million benefit from the resolution of certain contractual agreements at Turner and the 2004 results included a benefit of approximately $50 million from the resolution of certain contractual agreements at Turner and HBO.
      The increase in Advertising revenues was driven primarily by higher CPMs (advertising cost per thousand viewers), sellouts and delivery at Turner’s entertainment networks, partially offset by a decline at The WB Network as a result of lower ratings.
      The increase in Content revenues was primarily due to HBO’s broadcast syndication sales of Sex and the City and, to a lesser extent, increases in other ancillary sales of HBO’s original programming, partially offset by lower licensing revenues at HBO associated with fewer episodes of Everybody Loves Raymond and the absence of the winter sports teams at Turner, which were sold on March 31, 2004 and contributed $22 million of Content revenues in 2004.
      The decline in Other revenues was primarily attributable to the sale of the winter sports teams in 2004, which contributed $39 million of Other revenues, partially offset by an increase in Other revenues primarily related to the Atlanta Braves.
      Costs of revenues increased 2% and, as a percentage of revenues, were 49% and 51% in 2005 and 2004, respectively. The increase in costs of revenues was primarily attributable to an increase in programming costs and higher costs associated with increased ancillary sales of HBO’s original programming, partially offset by lower costs related to the absence of the winter sports teams due to their sale in March 2004. Programming costs increased to $3.326 billion in 2005 from $3.225 billion in 2004. The increase in programming expenses is

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
primarily due to an increase in original series costs, sports programming costs and news costs at Turner, partially offset by lower acquired programming costs at HBO and The WB Network.
      Selling, general and administrative expenses increased primarily due to higher general and administrative costs at Turner, as well as higher marketing and promotional expenses at Turner, including approximately $27 million of increased costs to support the launch of GameTap, partially offset by a decline in marketing and promotional expenses at The WB Network. The 2004 results also included the reversal of bankruptcy-related bad debt reserves of $75 million at Turner and HBO on receivables from Adelphia.
      As discussed in “Significant Transactions and Other Items Affecting Comparability,” 2005 results include $4 million of restructuring costs at The WB Network, primarily related to a reduction in headcount associated with efforts to reorganize its resources more efficiently, and 2004 results included an approximate $7 million loss on the sale of the winter sports teams at Turner.
      Operating Income before Depreciation and Amortization and Operating Income increased during 2005 primarily due to an increase in revenues, partially offset by higher costs of revenues and selling, general and administrative expenses, as described above.
      On January 24, 2006, Warner Bros. and CBS Corp. (“CBS”) announced an agreement in principle to form a new fully-distributed national broadcast network, to be called The CW. At the same time, Warner Bros. and CBS are preparing to cease the standalone operations of The WB Network and UPN, respectively, at the end of the 2005/2006 television season (September 2006). Refer to “The WB Network” in “Other Recent Developments” above for further discussion.
      Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Revenues:
Subscription	$1,633	$1,615	1%
Advertising	2,826	2,692	5%
Content	643	544	18%
Other	744	714	4%

Total revenues	5,846	5,565	5%
Costs of revenues(a)	(2,427)	(2,282)	6%
Selling, general and administrative(a)	(2,140)	(2,095)	2%
Gain on sale of assets	8	8	—
Restructuring costs	(28)	—	NM

Operating Income before Depreciation and Amortization	1,259	1,196	5%
Depreciation	(132)	(122)	8%
Amortization	(99)	(140)	(29%)

Operating Income	$1,028	$934	10%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
    Subscription revenues increased primarily reflecting revenues from new magazine launches and acquisitions, partially offset by the timing of subscription allowances, which are netted against revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      Advertising revenues increased due to contributions from new magazine launches, acquisitions and growth at Real Simple, People, Southern Living and In Style, offset partly by lower Advertising revenues at certain magazines, including Sports Illustrated, Time and Fortune.
      Content revenues increased due to a number of best-selling titles at TWBG.
      Other revenues increased primarily due to growth at Synapse, a subscription marketing business.
      Costs of revenues increased 6% and, as a percentage of revenues, were 42% and 41% in 2005 and 2004, respectively. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 7% to $1.865 billion primarily due to magazine launch-related costs, the acquisitions of GEE and the remaining interest in the publisher of Essence and increases in paper prices. In addition, costs of revenues increased due to costs related to increased sales of several successful titles at TWBG. The recent postal rate increase is anticipated to have a negative impact on costs of approximately $25 million, which will be partially offset by reductions in print costs.
      Selling, general and administrative expenses increased 2% primarily due to magazine launch-related costs, the acquisitions of GEE and the remaining interest in the publisher of Essence and higher selling expenses related to the success of several titles at TWBG, partially offset by cost reduction efforts and the absence of costs associated with the sponsorship and coverage of the 2004 Summer Olympics.
      As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” 2005 results reflect an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability and approximately $28 million of restructuring costs, primarily related to a reduction in headcount associated with efforts to reorganize resources more efficiently. The 2004 results reflect an $8 million gain on the sale of a building. In the first quarter of 2006, Time Inc. further reduced headcount, which will result in additional restructuring charges ranging from $5 million to $10 million. As Time Inc. continues to analyze its resource needs, further restructuring charges may be incurred.
      Operating Income before Depreciation and Amortization increased primarily due to an increase in revenues, partially offset by higher costs of revenues and selling, general and administrative expenses, including $12 million of higher start-up losses on magazine launches.
      Operating Income improved, benefiting from a decline in amortization expense as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the later part of 2004. As a result of increased competition related to certain magazine titles, certain indefinite lived trade name intangibles will be assigned a finite life and begin to be amortized starting January 2006. The annual impact of amortizing such trade names beginning in 2006 will be approximately $50 million in additional amortization expense.
      As discussed in more detail in “Other Recent Developments,” on February 6, 2006, the Company announced an agreement to sell TWBG to Hachette for approximately $538 million in cash, not including working capital adjustments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,

	2005	2004	% Change

	(millions)
Amounts related to securities litigation and government investigations	$(2,865)	$(536)	NM
Selling, general and administrative(a)	(430)	(484)	(11%)

Operating Loss before Depreciation and Amortization	(3,295)	(1,020)	NM
Depreciation	(44)	(43)	2%

Operating Loss	$(3,339)	$(1,063)	NM

(a)	Selling, general and administrative expenses exclude depreciation.
    As previously discussed, the year ended December 31, 2005 results include $3 billion in legal reserves related to securities litigation. The year ended December 31, 2004 results include $510 million in legal reserves related to the government investigations. The Company also incurred legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various securities litigation matters ($71 million and $74 million in 2005 and 2004, respectively). In addition, the Company realized insurance recoveries of $206 million and $48 million in 2005 and 2004, respectively. As discussed under “Other Recent Developments” above, in December 2005, the Company recognized a $185 million settlement on directors and officers insurance policies related to securities and derivative action matters (other than the actions alleging violations of ERISA). Legal and other professional fees are expected to continue to be incurred in future periods (Note 1).
      Included in selling, general and administrative expenses in 2004 are $53 million of costs associated with the relocation from the Company’s former corporate headquarters. Of the $53 million charge, approximately $26 million relates to a noncash write-off of the fair value lease adjustment, which was established in purchase accounting at the time of the merger of AOL and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”). For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.
      Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss is essentially flat for the year ended December 31, 2005, due primarily to higher compensation, professional fees and financial advisory services costs, offset by lower insurance costs, including a $29 million adjustment to increase self insurance reserves taken in 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
2004 vs. 2003
Consolidated Results
      Revenues. Consolidated revenues increased 6% to $42.089 billion in 2004 from $39.563 billion in 2003. As shown below, these increases were led by growth in Subscription, Advertising and Content revenues, offset, in part, by declines in Other revenues:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Subscription	$21,605	$20,448	6%
Advertising	6,955	6,180	13%
Content	12,350	11,446	8%
Other	1,179	1,489	(21%	)

Total revenues	$42,089	$39,563	6%

      The increase in Subscription revenues primarily related to the Cable and Networks segments, and, to a lesser extent, the Publishing segment. This increase was offset partially by a decline at the AOL segment. The increase at the Cable segment was principally due to the continued penetration of new services (primarily high-speed data and advanced digital video services) and video rate increases. The increase at the Networks segment was due to higher subscription rates and an increase in the number of subscribers at both Turner and HBO. The increase at the Publishing segment was due to a decrease in subscription allowances (which are netted against revenue) and the favorable effects of foreign currency exchange rates. The AOL segment declined primarily as a result of lower domestic subscribers and related Subscription revenues, partially offset by growth in international Subscription revenues due primarily to the favorable effects of foreign currency exchange rates.
      The increase in Advertising revenues was primarily due to growth at the Publishing, Networks and AOL segments. The increase at the Publishing segment was due to the strength of magazine advertising and the favorable effects of foreign currency exchange rates. The increase at the Networks segment was driven by higher CPMs (advertising cost per one thousand viewers) and sellouts at Turner’s entertainment networks. The increase at the AOL segment was due primarily to growth in paid-search advertising and revenues associated with the acquisition of Advertising.com.
      The increase in Content revenues was principally due to growth at the Filmed Entertainment segment related to both television and theatrical product. The increase in television product revenues was attributable to an increase in worldwide license fees and an increase in home video sales. Revenues from theatrical product increased primarily as a result of higher television license fees and, to a lesser extent, higher home video sales and worldwide theatrical film revenues.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5% to $10.274 billion in 2004 from $9.778 billion in 2003 primarily reflecting increases at all segments, including higher advertising and marketing expenses. The segment variations are discussed in detail in “Business Segment Results.”
      Amounts Related to Securities Litigation and Government Investigations. As previously discussed, during 2004 the Company incurred a $210 million charge in connection with the definitive agreement with the DOJ that resolved the DOJ’s investigation of the Company and established a $300 million reserve in connection with the then proposed settlement with the SEC, which the SEC staff requested be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act. The $210 million DOJ settlement amount consists of a $60 million penalty paid to the DOJ and the establishment of a $150 million fund that the Company may use to settle any related shareholder or securities litigation. In 2005, this $150 million was transferred to the MSBI Settlement Fund established in connection with the settlement of the primary securities class action, as described in “Other Recent Developments — Amounts Related to Securities Litigation” above.
      In addition, the Company has incurred legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits totaling $74 million and $81 million in 2004 and 2003, respectively. In addition, the Company realized insurance recoveries of $48 million and $25 million in 2004 and 2003, respectively (Note 1).

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.
      The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Operating Income before Depreciation and Amortization	$9,372	$8,393	12%
Depreciation	(2,581)	(2,499)	3%
Amortization	(626)	(640)	(2%)

Operating Income	6,165	5,254	17%
Interest expense, net	(1,533)	(1,734)	(12%)
Other income, net	521	1,210	(57%)
Minority interest expense, net	(246)	(214)	15%

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,907	4,516	9%
Income tax provision	(1,698)	(1,370)	24%

Income before discontinued operations and cumulative effect of accounting change	3,209	3,146	2%
Discontinued operations, net of tax	121	(495)	NM
Cumulative effect of accounting change, net of tax	34	(12)	NM

Net income	$3,364	$2,639	27%

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
      Depreciation Expense. Depreciation expense increased to $2.581 billion in 2004 from $2.499 billion in 2003. The increase in depreciation expense primarily related to the Cable segment and, to a lesser extent, growth at all other segments except the AOL segment. The growth in depreciation expense at the Cable segment reflects higher levels of spending related to the roll-out of digital services and increased spending on customer premise equipment that is depreciated over a significantly shorter useful life compared to the mix of assets previously purchased. In 2004 and 2003, the AOL segment benefited from an approximate $13 million and $60 million decrease, respectively, to reduce excess depreciation inadvertently recorded at the AOL segment over several prior years. Management does not believe that the understatement of prior years results were material to any of the applicable year’s financial statements. Similarly, management does not believe that the adjustments made are material to either the 2004 or 2003 results. Excluding these decreases, depreciation expense at the AOL segment declined due to a reduction in network assets.
      Amortization Expense. Amortization expense decreased to $626 million in 2004 from $640 million in 2003. The decrease relates primarily to a decline in amortization expense at the Publishing segment as a result of certain intangibles with short useful lives, such as customer lists, becoming fully amortized, partially offset by an increase in the amortization associated with customer-related intangible assets at the Cable segment, which were established with the purchase price allocation associated with the TWE Restructuring. The purchase price allocation was finalized on March 31, 2004.
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
      Other Income, Net. Other income, net, detail is shown in the table below:

	Year Ended December 31,

	2004	2003

	(millions)
Investment gains, net	$424	$593
Gain on WMG option	50	—
Microsoft Settlement	—	760
Income (losses) from equity investees	35	(97)
Other	12	(46)

Other income, net	$521	$1,210

      The changes in investment gains, net, the gain on the WMG option and the Microsoft Settlement are discussed above in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, improved in 2004 as compared to the prior year, primarily from an increase in income from equity method investees. This increase was principally due to the impact from the consolidation of AOLA in 2004. Prior to the consolidation in 2003, AOLA losses were recognized as losses from equity investees.
      Minority Interest Expense. Time Warner had $246 million of minority interest expense in 2004 compared to $214 million in 2003. The increase relates primarily to larger profits recorded by TWC Inc., in which Comcast has a minority interest.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      Income Tax Provision. Income tax expense from continuing operations was $1.698 billion in 2004 compared to $1.370 billion in 2003. The Company’s effective tax rate for continuing operations was 35% and 30% in 2004 and 2003, respectively. The increase in the effective tax rate results primarily from a decrease in tax benefits realized on capital losses (from $450 million to $110 million) and the impact of legal reserves recognized in 2004 related to the government investigations (as discussed under “Significant Transactions and Other Items Affecting Comparability”), most of which ultimately may not be deductible for income tax purposes. The increase in the effective tax rate was partially offset by the release of certain tax reserves and related interest which includes amounts recognized from the finalization of prior tax filings as well as additional benefits associated with certain foreign source income.
      Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $3.209 billion in 2004 compared to $3.146 billion in 2003. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.70 and $0.68 in 2004, respectively, compared to $0.70 and $0.68 in 2003, respectively. In addition, excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $174 million of expense and $512 million of income in 2004 and 2003, respectively, income before discontinued operations and cumulative effect of accounting change increased by $749 million. This increase reflects primarily the after-tax effect of the increase in Operating Income and lower interest expense.
      Discontinued Operations, Net of Tax. The 2004 and 2003 results include the impact of the treatment of the Music segment as a discontinued operation. Included in the 2004 results are a pretax loss of $2 million and a tax benefit of $123 million. The loss and the corresponding taxes relate primarily to adjustments to the initial estimates of the assets sold to, and liabilities assumed by, the acquirers in such transactions and to the resolution of various tax matters surrounding the music business dispositions.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Business Segment Results
      AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Revenues:
Subscription	$7,477	$7,593	(2%)
Advertising	1,005	785	28%
Other	210	220	(5%)

Total revenues	8,692	8,598	1%
Costs of revenues(a)	(4,186)	(4,499)	(7%)
Selling, general and administrative(a)	(2,694)	(2,542)	6%
Gain on disposal of consolidated businesses	20	—	NM
Asset impairments	(10)	—	NM
Restructuring charges	(50)	(52)	(4%)

Operating Income before Depreciation and Amortization	1,772	1,505	18%
Depreciation	(662)	(668)	(1%)
Amortization	(176)	(175)	1%

Operating Income	$934	$662	41%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
    The reduction in Subscription revenues primarily reflects a decrease in domestic Subscription revenues (from $6.095 billion in 2003 to $5.725 billion in 2004), offset in part by an increase in Subscription revenues at AOL Europe (from $1.498 billion in 2003 to $1.677 billion in 2004). AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues, partially offset by an increase in premium service revenue. AOL Europe’s Subscription revenues benefited from the favorable impact of foreign currency exchange rates ($156 million) and growth in bundled broadband subscribers. These increases more than offset an increase in value-added taxes (“VAT”) (which is netted against revenue) due to a change in European tax law that took effect July 1, 2003. In addition, total Subscription revenues benefited from the consolidation of AOLA effective March 31, 2004 ($37 million), and AOL Japan ($37 million), which was consolidated effective January 1, 2004, but then sold on July 1, 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      The number of AOL brand domestic and European subscribers is as follows at December 31, 2004, September 30, 2004 and December 31, 2003 (millions):

	December 31,	September 30,	December 31,
	2004	2004	2003

Subscriber category:
AOL brand domestic(a) $15 and over	17.5	18.1	19.9
Under $15	4.7	4.6	4.4

Total AOL brand domestic	22.2	22.7	24.3

AOL Europe	6.3	6.3	6.4

(a)	AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service.
    The average monthly Subscription revenue per subscriber (“ARPU”) for each significant category of subscribers, calculated as average monthly subscription revenue (including premium subscription services revenues) for the category divided by the average monthly subscribers in the category for the applicable period, is as follows:

	Year Ended
	December 31,

	2004	2003

Subscriber category:
AOL brand domestic $15 and over	$20.97	$20.25
Under $15	13.07	12.11
Total AOL brand domestic	19.44	18.98
AOL Europe	21.48	19.03
      Domestic subscribers to the AOL brand service include subscribers during introductory free-trial periods and subscribers at no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 13% at December 31, 2004 and 17% at December 31, 2003. Domestic subscribers to the AOL brand service also include subscriptions sold at a discount to employees and customers of selected AOL strategic partners. Domestic AOL brand subscribers also include subscribers to AOL’s bundled broadband service, which combines the AOL service with high-speed Internet access provided by third-party broadband Internet access providers such as cable companies and telephone companies. AOL did not actively market the bundled broadband service domestically during 2004.
      The largest component of the AOL brand domestic $15 and over price plans is the $23.90 price plan, which provides unlimited access to the AOL service using AOL’s dial-up network and unlimited usage of the AOL service through any other Internet connection. The largest component of the AOL brand domestic under $15 price plans is the $14.95 per month price plan, which is primarily marketed as a bring your own access (“BYOA”) plan, which includes unlimited usage of the AOL service through an Internet connection not provided by AOL, such as a high-speed broadband Internet connection via cable or DSL. This BYOA price plan also includes a limited number of hours per month of dial-up telephone access in the U.S. to the AOL service using AOL’s dial-up network.

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
      Growth in AOL brand subscribers on plans below $15 per month was driven principally by the migration of subscribers from plans $15 and over per month and, to a lesser extent, by new subscribers on the $14.95 BYOA plan.
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
      AOL Europe offers a variety of price plans, including bundled broadband, unlimited access to the AOL service using AOL’s dial-up network and limited access plans, which are generally billed based on actual usage.
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
      The increase in selling, general and administrative expenses is primarily related to an increase in marketing costs, additional costs resulting from the acquisition of Advertising.com and higher costs associated with the consolidation of AOLA and the consolidation of AOL Japan for the first half of 2004. The increase in marketing costs resulted from higher spending on member acquisition activities, partially offset by a decline in brand advertising. The increase in marketing expense was partially offset by an approximate $25 million adjustment to reduce excess marketing accruals made in prior years, primarily related to AOL Europe. Management does not believe that the understatement of prior years’ results was material to any of the years’ financial statements. Similarly, management does not believe that the adjustment made is material to the 2004 results. The overall increase in marketing costs was also partially offset by the change in the treatment of intercompany advertising barter transactions. During the second quarter of 2003, there was a change in the application of AOL’s policy for intercompany advertising barter transactions, which reduced both the amount of intercompany advertising revenues and advertising expenses by $51 million for the year. This change, however, had no impact on the AOL segment’s Operating Income or its Operating Income before Depreciation and Amortization. In addition, because intercompany transactions are eliminated on a consolidated basis, this change in policy did not impact the Company’s consolidated results of operations.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      The increase in selling, general and administrative expenses is primarily the result of higher marketing costs and $34 million incurred in connection with the previously discussed Urban Cable dispute, which was settled in 2004. As a percentage of revenues, selling, general and administrative expenses were constant at approximately 17.5%.
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
    Content revenues increased during 2004 primarily due to a $631 million and $175 million improvement in revenues from television and theatrical product, respectively. The increase in television product revenues was attributable to a $431 million increase in worldwide license fees and a $200 million increase in home video sales. Revenues from theatrical product included a $106 million increase in television license fees, a $43 million increase in home video sales and a $26 million increase in worldwide theatrical film revenues.

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
      Operating Income before Depreciation and Amortization and Operating Income increased due to an increase in revenues, which was partially offset by increases in costs of revenues, selling, general and administrative expenses and the absence of the gain on disposal of a consolidated business, as discussed above.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Revenues:
Subscription	$5,058	$4,588	10%
Advertising	2,895	2,675	8%
Content	973	981	(1%)
Other	128	190	(33%)

Total revenues	9,054	8,434	7%
Costs of revenues(a)	(4,600)	(4,499)	2%
Selling, general and administrative(a)	(1,753)	(1,668)	5%
Impairment of intangible assets	—	(219)	NM
Loss on sale of assets	(7)	—	NM
Restructuring charges	—	(21)	NM

Operating Income before Depreciation and Amortization	2,694	2,027	33%
Depreciation	(212)	(192)	10%
Amortization	(21)	(26)	(19%)

Operating Income	$2,461	$1,809	36%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
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
      The increase in selling, general and administrative expenses primarily related to higher marketing and promotion costs at Turner and higher general and administrative costs across the networks. These increases

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
were partially offset by a $110 million decrease in bad debt expense that was primarily related to the first and second quarter 2004 reversals of approximately $75 million of bad debt reserves at Turner and HBO on receivables from Adelphia, a major cable operator that declared bankruptcy in 2002, and higher second quarter 2003 bad debt charges incurred at Turner related to certain cable operators. During 2004, the Company sold a portion of its Adelphia receivables to a third-party investor and also collected a portion of its remaining receivables from Adelphia.
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
      Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Revenues:
Subscription	$1,615	$1,533	5%
Advertising	2,692	2,459	9%
Content	544	522	4%
Other	714	1,019	(30%)

Total revenues	5,565	5,533	1%
Costs of revenues(a)	(2,282)	(2,288)	—
Selling, general and administrative(a)	(2,095)	(2,141)	(2%)
Impairment of goodwill and intangible assets	—	(99)	NM
Gain (loss) on sale of assets	8	(29)	NM
Merger and restructuring charges	—	(21)	NM

Operating Income before Depreciation and Amortization	1,196	955	25%
Depreciation	(122)	(116)	5%
Amortization	(140)	(175)	(20%)

Operating Income	$934	$664	41%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
    Subscription revenues increased primarily due to a decrease in subscription allowances (which are netted against revenues), due in part to timing, and the favorable effects of foreign currency exchange rates.

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
      Content revenues increased due to several strong titles at TWBG. This increase was partially offset by the absence of revenues from Time Life, which was sold at the end of 2003. During 2003, Time Life contributed $40 million of Content revenues.
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
      As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” 2004 results reflect an $8 million gain on the sale of a building and 2003 results include a $99 million impairment charge related to goodwill and intangible assets at the TWBG, a $29 million loss on sale of Time Life and $21 million of restructuring costs.
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
      Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,

	2004	2003	% Change

	(millions)
Amounts related to the government investigations	$(536)	$(56)	NM
Selling, general and administrative(a)	(484)	(368)	32%

Operating Loss before Depreciation and Amortization	(1,020)	(424)	NM
Depreciation	(43)	(34)	26%

Operating Loss	$(1,063)	$(458)	NM

(a)	Selling, general and administrative expenses exclude depreciation.
    As previously discussed, during 2004 the Company incurred a $210 million charge in connection with the definitive agreement with the DOJ that resolved the DOJ’s investigation of the Company and established a

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
$300 million reserve in connection with the then proposed settlement with the SEC, which the SEC staff requested be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act. The $210 million DOJ settlement amount consists of a $60 million penalty paid to the DOJ and the establishment of a $150 million fund that the Company may use to settle any related shareholder or securities litigation. In 2005, this $150 million was transferred to the MSBI Settlement Fund established in connection with the settlement of the primary securities class action, as described in “Other Recent Developments — Amounts Related to Securities Litigation,” above.
      Also included in Corporate Operating Loss before Depreciation and Amortization are legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits ($74 million and $81 million in 2004 and 2003, respectively). In addition, the Company realized insurance recoveries of $48 million and $25 million in 2004 and 2003, respectively.
      Included in selling, general and administrative expenses in 2004 are $53 million of costs associated with the relocation from the Company’s former corporate headquarters. Of the $53 million charge, approximately $26 million relates to a noncash write-off of the fair value lease adjustment, which was established in purchase accounting at the time of the merger of AOL and Historic TW.
      Excluding the items previously discussed, Corporate Operating Loss before Depreciation and Amortization increased primarily as a result of higher severance costs and insurance premiums and a $29 million adjustment to increase self insurance liabilities, partially related to prior periods.
FINANCIAL CONDITION AND LIQUIDITY

Current Financial Condition
      At December 31, 2005, Time Warner had $20.330 billion of debt, $4.220 billion of cash and equivalents (net debt of $16.110 billion, defined as total debt less cash and equivalents) and $62.715 billion of shareholders’ equity, compared to $22.375 billion of debt, $6.139 billion of cash and equivalents (net debt of $16.236 billion) and $60.771 billion of shareholders’ equity at December 31, 2004.
      The following table shows the significant items contributing to the decrease in net debt from December 31, 2004 to December 31, 2005 (millions):

Net debt at December 31, 2004	$16,236
Cash provided by operations(a)	(4,965)
Capital expenditures and product development costs	3,246
Proceeds from sale of the Company’s interest in Google	(940)
Proceeds from the sale of the WMG Option	(138)
Dividends paid to common shareholders(b)	466
Common stock repurchases	2,141
All other, net	64

Net debt at December 31, 2005(c)	$16,110

(a)	Cash provided by operations reflects $2.754 billion in payments related to the securities litigation and the government investigations.
(b)	The Company began paying a quarterly cash dividend of $0.05 per share on its common stock in the third quarter 2005.
(c)	Included in the net debt balance is approximately $258 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.
    As noted in “Overview — Other Recent Developments,” on July 29, 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that allowed Time Warner to repurchase, from

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
time to time, up to $5 billion of common stock over a two-year period ending in July 2007. In October 2005, Time Warner’s Board of Directors approved an increase in the amount authorized to be repurchased under the stock repurchase program to an aggregate of up to $12.5 billion of common stock. In February 2006, the Board of Directors authorized a further increase in the stock repurchase program and an extension of the program’s ending date. Under the extended program, the Company is authorized to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As announced on February 1, 2006, the Company increased the pace of stock repurchases during the first quarter of 2006. At existing price levels, the Company intends to continue the current pace of purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio of approximately 3-to-1, and expects it will purchase approximately $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through February 23, 2006, the Company repurchased approximately 235 million shares of common stock for approximately $4.2 billion (including 67 million shares for approximately $1.2 billion since February 1, 2006) pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
      In April 2005, a subsidiary of the Company entered into agreements to jointly acquire substantially all of the assets of Adelphia with Comcast for a combination of cash and stock of TWC Inc. TWC Inc. also has agreed to redeem Comcast’s interests in TWC Inc. and TWE following the Adelphia Acquisition. Upon closing, these transactions will impact the Company’s financial condition and liquidity. For additional details, see “Overview — Other Recent Developments.”
      As noted in “Overview — Other Recent Developments,” in December 2005, the Company announced that AOL is expanding its current strategic alliance with Google. In addition, Google will invest $1 billion for a 5% equity interest in a limited liability company that will own all of the outstanding equity interests in AOL. The Company expects these transactions with Google to close during the first quarter of 2006, at which time Google will make the $1 billion investment in AOL.
      As noted in “Overview — Other Recent Developments,” on February 6, 2006, the Company announced an agreement to sell TWBG to Hachette for approximately $538 million in cash, not including working capital adjustments. This transaction is expected to close in the first half of 2006 and the Company expects to record a pretax gain of approximately $180 million to $220 million.
      As noted in “Overview — Other Recent Developments,” on February 7, 2006, Warner Bros. entered into an agreement for the sale of its equity investment interest in CSD, for approximately $90 million in cash and stock. This transaction is expected to close in the second quarter of 2006 and the Company expects to record a pretax equity investment gain of approximately $40 million.
      As noted in “Overview — Other Recent Developments,” on February 23, 2006, the Company announced an agreement to sell Turner South to Fox for approximately $375 million in cash. This transaction is expected to close in the second or third quarter of 2006 and the Company expects to record a pretax gain of approximately $110 million to $130 million.
      As discussed in more detail below, management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments, the common stock repurchase program and the Adelphia Acquisition and the redemption of Comcast’s interests in TWC Inc. and TWE. Time Warner’s sources of cash include cash provided by operations, cash and equivalents, available borrowing capacity under its committed credit facilities ($6.933 billion at Time Warner Inc. and $2.740 billion at TWC Inc. as of December 31, 2005, increased by $10 billion of additional committed credit facilities at TWC Inc. that closed during February 2006),

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
availability under its commercial paper programs, proceeds from the sales of TWBG, Turner South and CSD and the $1 billion investment in AOL by Google. The Company may use a portion of its available borrowing capacity to refinance approximately $1.5 billion of debt maturing in 2006. As discussed further under “Bank Credit Agreements and Commercial Paper Programs,” the Company refinanced $11 billion of committed credit facilities and secured additional capacity of $10 billion, which will become effective concurrent with the closing of the Adelphia Acquisition.
Cash Flows
      Cash and equivalents decreased to $4.220 billion as of December 31, 2005, from $6.139 billion as of December 31, 2004. Components of these changes are discussed in more detail in the pages that follow.

Operating Activities
      Sources of cash provided by operations are as follows:

	Year Ended December 31,

	2005	2004	2003

	(millions)
Operating Income before Depreciation and Amortization	$7,796	$9,372	$8,393
Legal reserves related to securities litigation and government investigations, net of payments and recoveries (a)	111	300	—
Noncash asset impairments	24	10	318
Net interest payments(b)	(1,306)	(1,578)	(1,633)
Net income taxes paid(c)	(411)	(382)	(489)
Adjustments relating to discontinued operations(d)	(10)	123	350
Merger and restructuring payments(e)	(112)	(90)	(293)
Domestic pension plan contributions	(181)	(358)	(648)
Microsoft Settlement	—	—	750
Cash paid for certain litigation settlements	—	—	(391)
All other, net, including working capital changes	(946)	(779)	244

Cash provided by operations	$4,965	$6,618	$6,601

(a)	2005 includes approximately $600 million accrued for other securities litigation matters (which have not been paid), less an accrued insurance recovery of $185 million (which is expected to be received in the first quarter of 2006) and payment of the $300 million SEC settlement. 2004 included $300 million accrued related to the SEC settlement.
(b)	Includes interest income received of $230 million, $94 million and $61 million in 2005, 2004 and 2003, respectively.
(c)	Includes income tax refunds received of $83 million, $107 million and $15 million in 2005, 2004 and 2003, respectively.
(d)	Includes net income (loss) from discontinued operations of $121 million and $(495) million in 2004 and 2003, respectively. Amounts also include working capital-related adjustments associated with discontinued operations of $(10) million, $2 million and $845 million in 2005, 2004 and 2003, respectively.
(e)	Includes payments for restructuring and merger-related costs, as well as payments for certain other merger-related liabilities.
    Cash provided by operations was $4.965 billion in 2005 compared to $6.618 billion in 2004. The decrease in cash provided by operations is related primarily to a decrease in Operating Income before Depreciation and Amortization due to payments made in settling securities litigation and the government investigations, an increase in cash used for working capital and a reduction in cash relating to discontinued operations. These decreases were partially offset by lower domestic pension plan contributions in 2005. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
The change in working capital between periods primarily reflects the timing of accounts payable and accrual payments, partially offset by higher cash collections on receivables.
      Cash provided by operations was $6.618 billion in 2004 compared to $6.601 billion in 2003. The increase in cash provided by operations is related primarily to an increase in Operating Income before Depreciation and Amortization and lower domestic qualified pension plan contributions, tax, interest and merger and restructuring payments in 2004. These increases were partially offset by a reduction in cash provided (used) working capital, a reduction in cash relating to discontinued operations and the absence of net cash received from litigation settlements in 2004. The change in working capital between periods included higher production and programming spending and the timing of accounts payable and accrual payments.

Investing Activities
      Sources of cash provided (used) by investing activities are as follows:

	Year Ended December 31,

	2005	2004	2003

	(millions)
Investments and acquisitions, net of cash acquired:
Essence	$(129)	$—	$—
Consolidation of AOLA(a)	—	33	—
Synapse(b)	—	(120)	(40)
Advertising.com	—	(445)	—
The WB Network(c)	—	—	(128)
All other, principally funding of joint ventures	(551)	(345)	(402)
Investments and acquisitions, net from discontinued operations	—	—	(52)
Capital expenditures and product development costs from continuing operations	(3,246)	(3,024)	(2,761)
Capital expenditures and product development costs from discontinued operations	—	—	(126)
Proceeds from the sale of other available-for-sale securities	51	57	296
Proceeds from sale of the Company’s investment in Hughes	—	—	783
Proceeds from the sale of the Company’s interest in Google	940	195	—
Proceeds from the sale of the Company’s investment in Gateway	—	280	—
Net proceeds from the sale of WMG(d)	—	2,501	—
Proceeds from the sale of the WMG Option	138	—	—
Proceeds from the sale of investment in VIVA and VIVA Plus	—	134	—
Proceeds from sale of the Company’s investment in Comedy Central	—	—	1,225
Proceeds from sale of Warner Manufacturing	—	—	1,050
All other investment and asset sale proceeds	301	231	232

Cash provided (used) by investing activities	$(2,496)	$(503)	$77

(a)	Represents cash balance of AOLA upon consolidation.
(b)	Represents purchase of additional interest in Synapse Group Inc.
(c)	Represents purchase of additional interest in The WB Network.
(d)	Represents $2.6 billion of proceeds received from the sale of WMG, less certain working capital adjustments.
    Cash used by investing activities was $2.496 billion in 2005 compared to $503 million in 2004. The increase in cash used by investing activities is primarily due to lower proceeds from the sale of assets and an

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
increase in capital expenditures and product development costs, principally at the Company’s Cable segment, partially offset by lower investments and acquisitions.
      Cash used by investing activities was $503 million in 2004 compared to cash provided by investing activities of $77 million in 2003. The decrease in cash provided (used) by investing activities is due to lower proceeds from sale of assets, an increase in capital expenditures and product development costs and an increase in investments and acquisitions during 2004. Capital expenditures increased across all business segments and included capital expenditures related to the Company’s new corporate headquarters and the construction of a building by IPC Media.
Financing Activities
      Sources of cash used by financing activities are as follows:

	Year Ended December 31,

	2005	2004	2003

	(millions)
Borrowings	$6	$1,320	$2,371
Debt repayments	(1,995)	(4,523)	(7,109)
Redemption of mandatorily redeemable preferred securities of a subsidiary	—	—	(813)
Proceeds from exercise of stock options	307	353	372
Principal payments on capital leases	(118)	(191)	(178)
Repurchases of common stock	(2,141)	—	—
Dividends paid	(466)	—	—
Other financing activities	19	25	(11)

Cash used by financing activities	$(4,388)	$(3,016)	$(5,368)

      Cash used by financing activities was $4.388 billion in 2005 compared to $3.016 billion in 2004. The increase in cash used by financing activities is due principally to repurchases of common stock made in connection with the Company’s common stock repurchase program and dividends paid to common stock shareholders in 2005, partially offset by lower incremental debt repayments in 2005.
      Cash used by financing activities was $3.016 billion in 2004 compared to $5.368 billion in 2003. The decrease in cash used by financing activities was due principally to lower incremental debt repayments in 2004 and the absence of the 2003 redemption of mandatorily redeemable preferred securities of a subsidiary.
Capital Expenditures and Product Development Costs
      Time Warner’s total capital expenditures and product development costs were $3.246 billion in 2005 compared to $3.024 billion in 2004 and $2.887 billion in 2003. Capital expenditures and product development costs from continuing operations were $2.761 billion in 2003. The majority of capital expenditures and product development costs relate to the Company’s Cable segment, which had capital expenditures of $1.975 billion in 2005 as compared to $1.712 billion in 2004 and $1.637 billion in 2003.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      The Cable segment’s capital expenditures comprise the following categories:

	Year Ended December 31,

	2005	2004	2003

	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$866	$719	$715
Scaleable infrastructure	335	205	173
Line extensions	258	239	214
Upgrades/rebuilds	132	139	175
Support capital	384	410	360

Total capital expenditures	$1,975	$1,712	$1,637

      TWC Inc. incurs expenditures associated with the construction and maintenance of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC Inc. generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, direct labor, overhead and, in some cases, interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures include customer premise equipment, scaleable infrastructure, line extensions, plant upgrades and rebuilds and support capital. With respect to customer premise equipment, which includes converters and cable modems, TWC Inc. capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful lives. For converters and modems useful life is generally 3 to 4 years, and for plant upgrades useful life is up to 16 years.
      The increase in capital expenditures in 2005 is primarily associated with increased spending associated with the continued roll-out of TWC Inc.’s advanced digital services, including Digital Phone.
Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Committed Financial Capacity
      At December 31, 2005, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $34.449 billion. Of this committed capacity, $13.893 billion was available to fund future obligations and $20.330 billion was outstanding as debt. (Refer to Note 8 to the accompanying consolidated financial statements for more details

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
on outstanding debt.) At December 31, 2005, total committed capacity, outstanding letters of credit, unamortized discount on commercial paper, outstanding debt and total unused capacity were as follows:

			Unamortized
			Discount on		Unused
	Committed	Letters of	Commercial	Outstanding	Committed
	Capacity	Credit(a)	Paper	Debt(b)	Capacity(c)

	(millions)
Cash and equivalents	$4,220	$—	$—	$—	$4,220
Bank credit agreement and commercial paper programs	11,000	222	4	1,101	9,673
Fixed-rate public debt(c)	18,863	—	—	18,863	—
Other fixed-rate obligations(d)	366	—	—	366	—

Total	$34,449	$222	$4	$20,330	$13,893

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Represents principal amounts adjusted for fair value adjustments, premiums and discounts.
(c)	The Company has classified $1.546 billion in debt due in 2006 as long-term in the accompanying consolidated balance sheet to reflect management’s ability and intent to refinance the obligation on a long-term basis. Such debt refinancing may be from unused committed capacity of the Company’s bank credit agreements.
(d)	Includes debt due within one year of $92 million, which primarily relates to capital lease obligations.

Bank Credit Agreements and Commercial Paper Programs
      In the first quarter of 2006, Time Warner and TWC Inc. entered into $21.0 billion of bank credit agreements, which consist of an amended and restated $7.0 billion five-year revolving credit facility at Time Warner, an amended and restated $6.0 billion five-year revolving credit facility at TWC Inc. (including $2.0 billion of increased commitments), a new $4.0 billion five-year term loan facility at TWC Inc., and a new $4.0 billion three-year term loan facility at TWC Inc. Collectively, these facilities refinanced $11.0 billion of previously existing committed bank financing, while the $2.0 billion increase in the TWC Inc. revolving credit facility and the $8.0 billion of new TWC Inc. term loan facilities are available to finance, in part, the cash portions of the pending Adelphia Acquisition. As discussed below, the increase in the revolving credit facility and the two term loans at TWC Inc. become effective concurrent with the closing of the Adelphia Acquisition.

Time Warner Credit Agreement
      Following the refinancing transactions described above, Time Warner has a $7.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 17, 2011 (the “TW Facility”), which refinanced an existing $7.0 billion revolving credit facility with a maturity date of June 30, 2009. The permitted borrowers under the TW Facility are Time Warner and Time Warner International Finance Limited (the “Borrowers”). The obligations of both Time Warner and Time Warner International Finance Limited are directly or indirectly guaranteed by AOL, Historic TW, Turner and Time Warner Companies, Inc. The obligations of Time Warner International Finance Limited are also guaranteed by Time Warner.
      Borrowings under the TW Facility bear interest at a rate determined by the credit rating of Time Warner, which rate is currently LIBOR plus 0.27% per annum (LIBOR plus 0.39% as of December 31, 2005). In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the TW Facility at a rate determined by the credit rating of Time Warner, which rate is currently 0.08% per annum (0.11% per annum as of December 31, 2005). The Borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the TW Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      The TW Facility provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The TW Facility contains a maximum leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner, which is the same leverage ratio covenant in effect at December 31, 2005. The terms and related financial metrics associated with the leverage ratio are defined in the TW Facility agreement. At December 31, 2005, the Company was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreement, of approximately 1.6 times. The TW Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes, and unused credit is available to support borrowings under commercial paper programs. As of December 31, 2005, there were no loans outstanding and $67 million in outstanding face amount of letters of credit were issued under the TW Facility.

TWC Inc. Credit Agreements
      Following the financing transactions described above, TWC Inc. has a $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”). This represents a refinancing of TWC Inc.’s existing $4.0 billion of committed revolving bank commitments with a maturity date of November 23, 2009, plus an increase of $2.0 billion effective concurrent with the closing of the Adelphia Acquisition. Also effective concurrent with the closing of the Adelphia Acquisition are two $4 billion term loan facilities (the “Cable Term Facilities” and, collectively with the Cable Revolving Facility, the “Cable Facilities”) with maturities of 3 years and 5 years, respectively. TWE is no longer a borrower in respect of any of the Cable Facilities, although TWE and Time Warner NY Cable LLC have guaranteed the obligations of TWC Inc. under the Cable Facilities, and Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”) (both indirect wholly-owned subsidiaries of Time Warner but not subsidiaries of TWC Inc.) have each guaranteed a pro-rata portion of TWE’s guarantee obligations under the Cable Facilities. There are generally no restrictions on the ability of WCI and ATC to transfer material assets to parties that are not guarantors.
      Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC Inc., which rate is currently LIBOR plus 0.27% per annum (LIBOR plus 0.39% as of December 31, 2005). In addition, TWC Inc. is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC Inc., which rate is currently 0.08% per annum (0.11% per annum as of December 31, 2005). TWC Inc. may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Cable Term Facilities bear interest at a rate based on the credit rating of TWC Inc., which rate is currently LIBOR plus 0.40% per annum. In addition, TWC Inc. is required to pay a facility fee on the aggregate commitments under the Cable Term Facilities beginning prior to the closing of the Adelphia Acquisition at a rate determined by the credit rating of TWC Inc., which rate is currently 0.08% per annum.
      The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC Inc., which is the same leverage ratio covenant in effect at December 31, 2005. The terms and related financial metrics associated with the leverage ratio are defined in the Cable Facility agreements. At December 31, 2005, TWC Inc. was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 1.2 times. The Cable Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC Inc. Borrowings under the Cable

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under commercial paper programs. Borrowings under the Cable Term Facilities will be used to assist in financing the cash portions of the Adelphia Acquisition. As of December 31, 2005, there were $155 million of letters of credit outstanding under the Cable Revolving Facility, and approximately $1.101 billion of commercial paper was supported by the Cable Revolving Facility.

Commercial Paper Programs
      Time Warner maintains a $5.0 billion unsecured commercial paper program. Included as part of the $5.0 billion commercial paper program is a $2.0 billion European commercial paper program under which Time Warner can issue European commercial paper. The obligations of Time Warner are directly and indirectly guaranteed by AOL, Historic TW, Turner and Time Warner Companies, Inc. Proceeds from the commercial paper program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper borrowings at Time Warner are supported by the unused committed capacity of the $7.0 billion TW Facility. As of December 31, 2005, there was no commercial paper outstanding under the Time Warner commercial paper program.
      TWC Inc. maintains a $2.0 billion unsecured commercial paper program. Commercial paper borrowings at TWC Inc. are supported by the unused committed capacity of the $6.0 billion Cable Revolving Facility. TWE is a guarantor of commercial paper issued by TWC Inc. In addition, WCI and ATC (both indirect wholly-owned subsidiaries of the Company but not subsidiaries of TWC Inc. or TWE) have each guaranteed a pro-rata portion of TWE’s guarantee obligations under the commercial paper issued by TWC Inc. although there are generally no restrictions on the ability of WCI and ATC to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors. The commercial paper issued by TWC Inc. rank pari passu with TWC Inc.’s and TWE’s other unsecured senior indebtedness. As of December 31, 2005, there was approximately $1.101 billion of commercial paper outstanding under the TWC Inc. commercial paper program.

Other Financing Arrangements
      From time to time, the Company enters into various other financing arrangements that provide for the accelerated receipt of cash on certain accounts receivable and film backlog licensing contracts. The Company employs these arrangements because they provide a cost-efficient form of financing, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements because the assets securing the financing are held by a legally separate, bankruptcy-remote entity and provide direct security for the funding being provided. These arrangements do not contain any rating-based defaults or covenants. For more details, see Note 8 to the accompanying consolidated financial statements.
      The following table summarizes the Company’s other financing arrangements at December 31, 2005:

	Committed	Unused	Outstanding
	Capacity(a)	Capacity	Utilization

	(millions)
Accounts receivable securitization facilities	$805	$—	$805
Backlog securitization facility(b)	500	142	358

Total other financing arrangements	$1,305	$142	$1,163

(a)	Ability to use accounts receivable securitization facilities and backlog securitization facility depends on availability of qualified assets.
(b)	The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Covenants and Rating Triggers
      Each of the Company’s bank credit agreements, public debt and financing arrangements with third-party special purpose entities (“SPEs”) contain customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the public debt beyond any grace period constitutes a default which can require immediate payment of the outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event, which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the bank credit agreements and facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease. There are no rating-based defaults or covenants in the bank credit agreements, public debt or financing arrangements with SPEs.
      As of December 31, 2005, and through the date of this filing, the Company was in compliance with all covenants in its bank credit agreements, public debt and financing arrangements with SPEs. Management does not anticipate that the Company will have any difficulty in the foreseeable future complying with the existing covenants.

Film Sale-Leaseback Arrangements
      From time to time the Company has entered into arrangements where certain film assets are sold to third-party investors that generate tax benefits to such investors that are not otherwise available to the Company. The specific forms of these transactions differ, but generally are sale-leaseback arrangements with SPEs owned by the respective investors. At December 31, 2005, such SPEs were capitalized with approximately $3.5 billion of debt and equity from the third-party investors. The Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs, but does have a performance guarantee to produce the film assets sold to these vehicles. The Company does not consolidate these SPEs. Instead, the Company accounts for these arrangements based on their substance. That is, the net benefit received by the Company from these transactions is recorded as a reduction of film costs. These transactions resulted in reductions of film costs totaling $132 million, $177 million and $80 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Film Co-Financing Arrangements
      From time to time, the Company enters into arrangements with third parties to jointly finance theatrical production. These arrangements, which are referred to as co-financing arrangements, take various forms; however, in most cases, the form of the arrangements is the sale of a copyright interest in a film to a joint venture investor. The Company records the amounts received for the sale of the copyright interest as a reduction of the cost of the film, as such investors assume full risk for that portion of the film asset acquired in these transactions.
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
      The following table summarizes the Company’s aggregate contractual obligations at December 31, 2005, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Contractual Obligations(a)	Total	2006	2007-2008	2009-2010	Thereafter

	(millions)
Outstanding debt obligations (Note 8)	$20,087	$1,557	$2,427	$1,121	$14,982
Capital lease obligations (Note 8)	201	83	56	19	43
Operating lease obligations (Note 17)	4,553	549	1,010	839	2,155
Purchase obligations	11,081	4,378	3,531	1,439	1,733

Total contractual obligations and outstanding debt	$35,922	$6,567	$7,024	$3,418	$18,913

(a)	The table does not include the effects of certain put/call or other buy-out arrangements involving certain of the Company’s investees that are optional in nature, which are discussed in more detail in the pages that follow.
    The following is a description of the Company’s material contractual obligations at December 31, 2005:

•	Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations, current and long-term, as of December 31, 2005. Amounts do not include any fair value adjustments, bond premiums, discounts or interest payments.

•	Capital lease obligations — represents the minimum capital lease payments under noncancelable leases, primarily for network equipment at the AOL segment financed under capital leases.

•	Operating lease obligations — represents the minimum lease rental payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment in various locations around the world.

•	Purchase obligations — As it is used herein, a purchase obligation “represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone will not provide a reliable indicator of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, the Company has included all material contracts meeting the definition of a purchase obligation (e.g., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity, but variable pricing, the Company has estimated the contractual obligation based on its best estimate of pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligation represented by those contracts as they existed at December 31, 2005, and did not assume renewal or replacement of the contract at the end of its term. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract term expires. If Time Warner can unilaterally terminate an agreement simply by providing a

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included. The following table summarizes the Company’s purchase obligations at December 31, 2005, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

Purchase Obligations	Total	2006	2007-2008	2009-2010	Thereafter

	(millions)
Network programming obligations(a)	$5,319	$1,563	$1,801	$862	$1,093
Narrowband and broadband network obligations(b)	453	347	88	3	15
Creative talent and employment agreements(c)	1,866	888	802	158	18
Obligations to purchase paper and to use certain printing facilities for the production of magazines and books	1,248	261	380	247	360
Obligations to certain investee companies(d)	118	118	—	—	—
Advertising, marketing and sponsorship obligations(e)	625	400	199	25	1
Obligations to purchase information technology licenses and services	311	109	77	64	61
Other, primarily general and administrative obligations(f)	1,141	692	184	80	185

Total purchase obligations	$11,081	$4,378	$3,531	$1,439	$1,733

(a)	The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table above represent minimum payment obligations to sports leagues (e.g., NBA, NASCAR and MLB) to air the programming over the contract period. The Networks segment also enters into licensing agreements with certain movie studios to acquire the rights to air movies that the movie studios release theatrically (“Studio Movie Deals”). The pricing structures in these contracts differ in that certain agreements can require a fixed amount per movie while others will be based on a percentage of the movie’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included herein represent obligations for movies that have been released theatrically as of December 31, 2005 and are calculated using the actual or estimated box office performance or fixed amounts, as applicable.
(b)	Narrowband and broadband network obligations relate primarily to minimum purchase commitments that AOL has with various narrowband and broadband network providers.
(c)	The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, sports personnel and other talent under contractual arrangements, including union contracts.
(d)	Obligations to certain investee companies represent obligations to purchase additional interests in a subsidiary of the Publishing segment and fund investees within the Filmed Entertainment segment.
(e)	Advertising, marketing and sponsorship obligations include minimum guaranteed royalty and marketing payments to vendors and content providers, primarily of the AOL, Networks and Filmed Entertainment segments.

(f)	Other includes obligations to purchase general and administrative items such as legal, security, janitorial, office equipment, support and maintenance services, office supplies, obligations related to the Company’s postretirement and unfunded defined benefit pension plans, purchase obligations for cable converter boxes at the Cable segment, as well as construction commitments primarily for the Publishing and Networks segments.
    Most of the Company’s other long-term liabilities reflected on the accompanying consolidated balance sheet have been incorporated in the estimated timing of cash payments provided in the summary of contractual obligations, the most significant of which is an approximate $996 million liability for film licensing obligations. However, certain long-term liabilities have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not represent a purchase obligation as it is used herein (e.g., deferred taxes, minority interests, participations and royalties, deferred compensation and other miscellaneous items). Contractual capital commitments are also included in the preceding table; however these commitments represent only a

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
small part of the Company’s expected capital spending in 2006 and beyond. Additionally, minimum pension funding requirements have not been presented, as such amounts have not been determined beyond 2006. The Company does not have a required minimum pension contribution obligation for its defined benefit pension plans in 2006.

Other Contractual Obligations
      In addition to the contractual obligations previously discussed, certain other contractual commitments of the Company entail variable or undeterminable quantities and/or prices and, thus, do not meet the definition of a purchase obligation. As certain of these commitments are significant to its business, the Company has summarized these arrangements below. Given the variability in the terms of these arrangements, significant estimates were involved in the determination of these obligations. Actual amounts, once known, could differ significantly from these estimates.

Other Contractual Commitments	Total	2006	2007-2008	2009-2010	Thereafter

	(millions)
Cable and network programming, AOL network and DVD manufacturing obligations	$16,520	$3,897	$6,656	$3,478	$2,489

      The Company’s other contractual commitments at December 31, 2005 primarily consist of Cable programming arrangements, future film licensing obligations, AOL network obligations and DVD manufacturing obligations. Cable programming arrangements represent contracts that the Company’s Cable segment has with cable television networks to provide programming service to its subscribers. Typically, these arrangements provide that the Company purchase cable television programming for a certain number of subscribers provided that the Company is providing cable services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing cable services. The obligation included in the above table represents estimates of future cable programming costs based on subscriber levels at December 31, 2005 and current contractual per subscriber rates. Network programming obligations represent studio movie deal commitments to acquire the right to air movies that will be released in the future (i.e., after December 31, 2005). These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangement. The amounts included herein have been estimated giving consideration to historical box office performance and studio release trends. AOL network obligations relate to narrowband and broadband modem contracts that are variable in nature. These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangement. The amounts included herein have been estimated giving consideration to historical and expected future usage patterns. DVD manufacturing obligations relate to a six-year agreement at the Filmed Entertainment segment with a third-party manufacturer to purchase the Company’s DVD requirements. This arrangement does not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangement. Amounts were estimated using current annual DVD manufacturing volumes and pricing per manufactured DVD for each year of the agreement.
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
      The following table summarizes separately the Company’s contingent commitments at December 31, 2005. The table identifies when the maximum contingent commitments will expire, but this does not mean that the Company expects to incur an obligation to make any payments during the applicable time period.

Nature of Contingent Commitments	Total	2006	2007-2008	2009-2010	Thereafter

	(millions)
Guarantees	$2,071	$81	$169	$174	$1,647
Letters of credit and other contingent commitments	366	79	6	75	206

Total contingent commitments	$2,437	$160	$175	$249	$1,853

      The following is a description of the Company’s contingent commitments at December 31, 2005:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company as described below, and (b) joint ventures in which the Company is or was a venture partner.

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), the Company agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”), including the following (the “Guaranteed Obligations”): (a) the obligation to make a minimum amount of annual distributions to the limited partners of the Partnerships; (b) the obligation to make a minimum amount of capital expenditures each year; (c) the requirement that an annual offer to purchase be made in respect of 5% of the limited partnership units of the Partnerships (plus any such units not purchased in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia or $374.8 million in the case of Six Flags Texas and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period; (d) ground lease payments; and (e) either (i) the purchase of all of the outstanding limited partnership units upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) the obligation to cause each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate purchase price for the limited partnership units pursuant to the End of Term Purchase is $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (in each case, subject to a consumer price index based adjustment calculated annually from 1998 in respect of Six Flags Georgia and 1999 in respect of Six Flags Texas). Such aggregate amount will be reduced ratably to reflect limited partnership units previously purchased.

In connection with the 1998 sale of Six Flags Entertainment Corporation to Premier Parks Inc. (“Premier”), Premier and the Company, among others, entered into a Subordinated Indemnity Agreement pursuant to which Premier agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Premier’s obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that the Company has the right to acquire control of the managing partner of the Parks. Premier’s obligations to the Company are further secured by its interest in all limited partnership units that are purchased by Premier.

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
Selected Investment Information

Cable Joint Ventures
      On May 1, 2004, the Company completed the restructuring of two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), previously a 50-50 joint venture between Comcast and TWE serving approximately 297,000 basic video subscribers as of December 31, 2005, and Texas Cable Partners, L.P. (“TCP”), previously a 50-50 joint venture between Comcast and the TWE-Advance/ Newhouse Partnership (“TWE-A/ N”) serving approximately 1.260 million basic video subscribers as of December 31, 2005. Prior to the restructuring, the Company accounted for its investment in these joint ventures using the equity method. Under the restructuring, KCCP was merged into TCP, which was renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership was owned 50% by Comcast and 50% collectively by TWE and TWE-A/ N. In February 2005, TWE’s interest in the combined partnership was contributed to TWE-A/ N in exchange for preferred equity in TWE-A/ N. Since the net assets of the combined partnership were owned 50% by TWC Inc. and 50% by Comcast both before and after the restructuring and there were no changes in the rights or economic interests of either party, the Company viewed the transaction as a non-substantive reorganization to be accounted for at book value, similar to the transfer of assets under common control. TWC Inc. continues to account for its investment in the restructured joint venture using the equity method. Beginning on June 1, 2006, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City, southwest Texas and New Mexico systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the dissolution would own the remaining pool of systems and any debt associated with that pool.
      In conjunction with the Adelphia Acquisition, TWC Inc. and Comcast agreed that if the Adelphia Acquisition and Cable Swaps occur and if Comcast receives the pool of assets consisting of the Kansas City, southwest Texas and New Mexico systems upon distribution of the Texas and Kansas City Cable Partners, L.P. assets as described above, Comcast will have an option, exercisable for 180 days commencing one year after the date of such distribution, to require TWC Inc. or a subsidiary to transfer to Comcast, in exchange for the southwest Texas and New Mexico systems, certain cable systems held by TWE and its subsidiaries.
      In 2004, TWE-A/ N (which owns the Company’s equity stake in Texas and Kansas City Cable Partners, L.P.) agreed to extend its commitment to provide a ratable share (i.e., 50%) of any funding required to maintain certain Texas systems (i.e., Houston and Southwest Texas systems) in compliance with their financial covenants under the bank credit facilities (which facilities are otherwise nonrecourse to the Company, its other subsidiaries and its Kansas City systems). Funding made with respect to this agreement is contributed to the Texas systems in the form of partner subordinated loans. The aggregate amount of subordinated debt provided by TWE-A/ N in 2005 and 2004 with respect to its obligations under the funding

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
agreement was $40 million and $33 million, respectively. TWE-A/ N’s ultimate liability in respect of the funding agreement is dependent on the financial results of the Texas systems.
      The existing bank credit facilities of the Texas systems and the Kansas City systems (approximately $548 million in aggregate principal outstanding as of December 31, 2005 for the Texas systems and $400 million in aggregate principal outstanding as of December 31, 2005 for the Kansas City systems) mature at the earlier of June 30, 2007 for the Texas systems and March 31, 2007 for the Kansas City systems or the refinancing thereof pursuant to the dissolution of the partnership.

Court TV Joint Venture
      The Company and Liberty Media (“Liberty”) each have a 50% interest in Courtroom Television Network (“Court TV”). Beginning January 2006, Liberty may give written notice to Time Warner requiring Time Warner to purchase all of Liberty’s interest in Court TV (the “Liberty Put”). In addition, as of the same date, Time Warner may, by notice to Liberty, require Liberty to sell all of its interest in Court TV to Time Warner (the “Time Warner Call”). The price to be paid upon exercise of either the Liberty Put or the Time Warner Call will be an amount equal to one-half of the fair market value of Court TV, determined by an appraisal. The consideration is required to be paid in cash if the Liberty Put is exercised. If the Time Warner Call is exercised, the consideration is also payable in cash only if Liberty determines that the transaction cannot be structured as a tax efficient transaction, or if Time Warner determines that a tax efficient transaction may either violate applicable law or cause a breach or default under any other agreement affecting Time Warner. For the year ended December 31, 2005, Court TV’s Operating Income was approximately $40 million. As of the date of this filing, Liberty has not given notice to Time Warner nor has Time Warner given notice to Liberty.

Bookspan Joint Venture
      The Company and Bertelsmann each have a 50% interest in the Bookspan joint venture, which operates the U.S. book clubs of Book-of-the-Month Club, Inc., and Doubleday Direct, Inc. Under the General Partnership Agreement, in January of each year, either Bertelsmann or the Company may elect to terminate the venture by giving notice during 60-day termination periods. If such an election is made, a confidential bid process will take place, pursuant to which the highest bidder will purchase the other party’s entire venture interest. The Company is unable to predict whether this bid process will occur or the amount that may be paid out or received under it. For the year ended December 31, 2005, the Bookspan joint venture had Operating Income of approximately $42 million.
Backlog
      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.5 billion at December 31, 2005 and $3.7 billion at December 31, 2004. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment of $774 million and $514 million at December 31, 2005 and 2004, respectively.
      Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 8 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant value as a source of future funding. Of the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
approximately $4.5 billion of backlog as of December 31, 2005, Time Warner has recorded $335 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the backlog securitization facility. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.
MARKET RISK MANAGEMENT
      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.
Interest Rate Risk
      Time Warner has issued variable-rate debt that, at December 31, 2005, had an outstanding balance of $1.105 billion. Based on Time Warner’s variable-rate obligations outstanding at December 31, 2005, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner’s annual interest expense and related cash payments by approximately $3 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of approximately $4.220 billion is invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.
      Time Warner has entered into fixed-rate debt that, at December 31, 2005, had an outstanding balance of $18.863 billion and a fair value of $20.394 billion. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2005, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $378 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
      From time to time, the Company uses interest rate swaps to hedge the fair value of its fixed-rate obligations. Under the interest rate swap contract, the Company agrees to receive a fixed-rate payment (in most cases equal to the stated coupon rate of the bond being hedged) for a floating-rate payment. The net payment on the swap is exchanged at a specified interval that usually coincides with the bonds underlying coupon payment on the agreed upon notional amount. At December 31, 2005, there were no interest rate swaps outstanding.
      The Company monitors its positions with, and the credit quality of, the financial institutions, which are party to any of its financial transactions. Credit risk related to any interest rate swaps outstanding has historically been considered low because the swaps have been entered into with strong, creditworthy counterparties and were limited to the net interest payments receivable, if any, for the remaining life of the swap.
Foreign Currency Risk
      Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs abroad as well as other transactions, assets and liabilities denominated in a foreign currency. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
exposure to changes in the value of the British pound and the Euro, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash back into U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months providing continuing coverage throughout the hedging period. At December 31, 2005, Time Warner had effectively hedged approximately 70% of the estimated net foreign currency exposures that principally relate to anticipated cash flows for royalties and license fees to be remitted to the United States over the ensuing hedging period.
      At December 31, 2005, Time Warner had contracts for the sale of $2.981 billion and the purchase of $1.602 billion of foreign currencies at fixed rates, including net contracts for the sale of $380 million of the British pound and $735 million of the Euro. At December 31, 2004, Time Warner had contracts for the sale of $3.375 billion and the purchase of $1.714 billion of foreign currencies at fixed rates, including net contracts for the sale of $496 million of the British pound and $825 million of the Euro.
      Based on the foreign exchange contracts outstanding at December 31, 2005, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2005 would result in approximately $138 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $138 million of net unrealized gains. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.
Equity Risk
      The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in Investments, including available-for-sale securities on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2005, the Company had $2.574 billion of investments accounted for using the equity method of accounting, $820 million of fair value investments, including $133 million of investments in unrestricted public equity securities held for purposes other than trading, $6 million of equity derivative instruments and $124 million of cost-method investments, primarily relating to private equity securities.
      The Company’s available-for-sale securities are adjusted to fair value with the gain or loss recognized as an unrealized gain or loss on investment in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income until the investment is either sold or considered impaired other than on a temporary basis. As of December 31, 2005, the Company had net unrealized gains of $83 million, consisting of gross unrealized gains of $85 million and gross unrealized losses of $2 million. As a result of declines in the value of certain investments, the Company recorded noncash pretax charges of $16 million in 2005, $15 million in 2004 and $212 million in 2003 to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting that had experienced other-than-temporary declines in value. In addition, the Company holds investments in equity derivative instruments which are recorded at fair value in the accompanying consolidated balance sheet, and the related gains and losses are immediately recognized in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
income. The Company recognized losses of $1 million and $14 million in 2005 and 2004, respectively, and gains of $8 million in 2003 as a component of other income, net in the accompanying consolidated income statement related to market fluctuations in equity derivative instruments. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience future broad declines in value. See Note 6 to the accompanying consolidated financial statements for additional discussion.
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
Multiple-Element Transactions
      Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. Specifically, multiple element arrangements can involve:

1. Contemporaneous purchases and sales. The Company sells a product or service (e.g., advertising services) to a customer and at the same time purchases goods or services and/or makes an investment in that customer.

2. Sales of multiple products or services. The Company sells multiple products or services to a counterparty (e.g., Cable sells video, digital phone and high-speed Internet access services to a customer).

3. Purchases of multiple products or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service. The Company purchases multiple products or services from a counterparty (e.g., the Networks segment licenses a group of films from a counterparty to show over a period of time).
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
      The Company accounts for each transaction negotiated contemporaneously based on the respective fair values of the goods or services purchased and the goods or services sold. If the Company is unable to determine the fair value of one or more of the elements being purchased, revenue recognition is limited to the total consideration received for the products or services sold less supported payments. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer, but fair value for the software cannot be reliably determined, the Company would limit the recognized advertising revenue to $8 million and would ascribe no value to the software acquisition. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer at fair value, the Company would recognize advertising revenue of $10 million and would ascribe $2 million to the equity investment. Accordingly, the judgments made in determining fair value in such arrangements impact the amount and period in which revenues, expenses and net income are recognized over the term of the contract.
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
Sales of Multiple Products or Services
      The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of the transaction, the Company generally recognizes revenue on a straight-line basis over the term of the agreement. For example, the AOL division might enter into an agreement for broadband service that includes AOL providing a modem in connection with the service and the subscriber paying an upfront fee as well as

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
monthly charges. Because AOL is providing both a product and a service, revenue is allocated to the modem and service based on relative fair value.
Purchases of Multiple Products or Services
      While no specific accounting guidance exists, the Company’s policy for cost recognition in instances where multiple products or services are purchased contemporaneously from the same counterparty is consistent with its policy in instances where the Company sells multiple deliverables to a customer. Specifically, if the Company enters into a contract for the purchase of multiple products or services, the Company evaluates whether it has objective fair value evidence for each product or service being purchased. If the Company has objective fair value evidence for each product or service being purchased, it accounts for each separately, based on the relevant cost recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more of the purchased elements, the Company recognizes the cost of the transaction on a straight-line basis over the term of the agreement. For example, the Networks segment licenses from a film production company the rights to a group of films and episodic series to run as content on its segment. Because the Networks segment is purchasing multiple products that will be aired over varying times and periods, the cost is allocated among the films and episodic series based on the relative fair value of each product being purchased. Each allocated amount is then accounted for in accordance with the Networks segment’s accounting policy for that specific type of deliverable.
      This policy would also apply in instances in which the Company settles an outstanding disagreement at the same time the Company purchases a product or service from that same counterparty. For example, the Cable segment settles a dispute on an existing programming contract with a programming vendor at the same time that it is renegotiating a new programming contract with the same programming vendor. Because the Cable segment is making payments for both the settlement of an existing programming contract and for carriage under a new programming contract, the amount agreed to be paid is allocated between the settlement of the preexisting programming contract and the carriage under the new programming contract. The amount allocated to the settlement of the preexisting programming contract would be recognized immediately, whereas the amount allocated to the carriage under the new programming contract would be accounted for prospectively, consistent with the accounting for other similar programming agreements.
Gross versus Net Revenue Recognition
      In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue presented by these arrangements is whether the Company should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records the revenue on a gross or net basis. For example, if the Company’s Filmed Entertainment segment distributes a film to a theater for $15 and remits $10 to the independent production company, representing its share of proceeds, the Company must determine if the Filmed Entertainment segment should record gross revenue from the theater of $15 and $10 of expenses or if it should record as revenue the net amount recognized of $5. In either case, the impact on Operating Income is $5.
      Determining whether revenue should be reported as gross or net is based on an assessment of whether the Company is acting as the principal or agent in the transaction. To the extent that the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. To the extent that the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.
      In determining whether the Company serves as principal or agent, the Company follows the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to such guidance, the Company serves as the principal in transactions in which it has substantial risks and rewards of ownership.
      Specifically, the following are examples of arrangements where the Company is an intermediary or uses an intermediary:

•	The Filmed Entertainment segment distributes films on behalf of independent film producers or together with another party. The Filmed Entertainment segment will typically provide motion picture distribution services for an independent production company in the worldwide theatrical, home video and television markets. The arrangement may cover multiple films produced by the independent film company for which it owns the underlying copyright. In addition, the independent film company will generally retain final approval over the distribution, marketing, advertising and publicity for each film in all media, including the timing and extent of the theatrical releases, the pricing and packaging of home video units and approval of all television licenses. The Filmed Entertainment segment has recorded the revenue generated in these distribution arrangements on a gross basis when it is the merchant of record for the licensing arrangements, is the licensor/contracting party, provides the film materials to licensees, handles the billing and collection of all amounts due under such arrangements and bears the risk of loss related to distribution advances for print and advertising costs and/or the video product inventory. If the Filmed Entertainment segment does not bear the risk of loss as described in the previous sentence, the arrangements are accounted for on a net basis.

In order to share the risks (and consequently the rewards) of distributing certain films, the Filmed Entertainment segment (and in some cases the Networks segment) sometimes enters into what are referred to as co-financing arrangements whereby certain parties to a contractual agreement would be responsible for a particular distribution channel. For example, Warner Bros. may produce a film along with a third party. In accordance with the terms of the contract, Warner Bros. might agree to control the domestic distribution of the film while the other party controls the international distribution of that film. While these arrangements do not occur regularly, Warner Bros., after considering the factors noted in the preceding paragraph, would record revenue on a gross basis for the channels for which it serves as principal (in this example, the domestic distribution).

•	The Publishing segment utilizes subscription agents to generate magazine subscribers. As a way to generate magazine subscribers, the Publishing segment uses subscription agents whereby the agent secures subscribers and, in exchange, receives a percentage of the subscription revenue generated. The Publishing segment has recorded subscription revenue generated by the agent, net of the fees paid to the agent. This is primarily because the subscription agent has the primary contact with the customer, performs all of the billing and collection activities, and passes the proceeds from the subscription to the Publishing segment after deducting the agent’s commission.

•	The AOL segment sells advertising on behalf of third parties. AOL often will sell advertising on a third-party website (outside of the AOL service). Generally, AOL records the revenue generated from such sales on a gross basis (records as revenue the proceeds received from the advertiser, with an expense equal to the amount paid to the third-party owner of the website). This is primarily because AOL was responsible for identifying and contracting with third-party advertisers, establishing the selling price of the inventory, serving the advertisements at AOL’s cost and expense, performing all billing and collection activities and bearing sole liability for fulfillment of the advertising. Similarly,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

AOL records gross revenue from Advertising.com transactions where Advertising.com purchases advertising inventory from third parties at a fixed price and resells the inventory.

•	The Cable segment bills for reimbursement of taxes paid to franchising authorities. In the monthly bill to customers, there is a line item identifying the reimbursement of taxes paid by the cable company to the franchising authorities. The Cable segment includes in its revenue amounts received from customers that are passed on to the franchising authorities by the Cable company. This is because the Cable segment is considered to be the primary obligor with respect to the customer purchasing the service and assumes the credit risk (i.e., it would still be required to remit the tax if the customer did not pay).
Impairment of Goodwill and Intangible Assets
Goodwill and Indefinite-Lived Intangible Assets
      Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s operating segments’ budget and business plans, and varying perpetual growth rate assumptions for periods beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In estimating the fair values of its reporting units, the Company also uses research analyst estimates, as well as comparable market analyses. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
      The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. The most common among these is a “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademarks, and income methodologies, which are used to value cable franchises. The income methodology used to value the cable franchises entails identifying the discrete cash flows related to such franchises and discounting them back to the valuation date. Market and income-based methodologies are used to value sports franchises. Significant assumptions inherent in the methodologies employed include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are being licensed in the marketplace.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      The Company’s 2005 annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge. For certain reporting units, the 2005 estimated fair values were within 10% of respective book values. Applying a hypothetical 10% decrease to the fair values of each reporting unit would result in a greater book value than fair value for the following reporting units: Warner Bros. (approximately $390 million), Publishing (approximately $260 million) and The WB Network (approximately $20 million). A hypothetical 10% decrease to the fair values of indefinite-lived intangible assets would result in a greater book value than fair value for Cable franchises in the amount of approximately $150 million. Intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired.
Finite-Lived Intangible Assets
      In determining whether finite-lived intangible assets (e.g., customer lists, film libraries, etc.) are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., can be disposed of currently, appropriate levels of authority have approved the sale, actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.
      Significant judgments in this area involve determining whether a triggering event has occurred and the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value. There was no impairment of finite-lived intangible assets in 2005.
Pension Plans
      Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The Company recognized domestic pension expense of $157 million in 2005, $156 million in 2004 and $202 million in 2003. The pension expense recognized by the Company is determined using certain assumptions, including the discount rate, the expected long-term rate of return on plan assets and the rate of compensation increases. See Notes 1 and 13 to the accompanying consolidated financial statements for additional discussion. The determination of assumptions for domestic pension plans is discussed in more detail below.
      The Company used a discount rate of 6% to compute 2005 pension expense. The discount rate was determined by reference to the Moody’s Aa Corporate Bond Index, adjusted for coupon frequency and duration of obligation. A decrease in the discount rate of 25 basis points, from 6% to 5.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $22 million in 2005.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
      The Company’s expected long-term rate of return on plan assets used to compute 2005 pension expense was 8%. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of earnings, portfolio composition and discussions with portfolio managers. The expected long-term rate of return is based on an asset allocation assumption of 75% equities and 25% fixed-income securities, which approximated the actual allocation as of December 31, 2005. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $7 million in 2005.
      The Company used an estimated rate of future compensation increases of 4.5% to compute 2005 pension expense. An increase in the rate of 25 basis points while holding all other assumptions constant would have resulted in an increase in the Company’s domestic pension expense of approximately $3 million in 2005.
Filmed Entertainment Revenues and Costs
      The Company accounts for film and television production costs, as well as related revenues (“film accounting”), in accordance with the guidance in Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). See Note 1 to the accompanying consolidated financial statements for additional discussion. An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, for completed films and while a film is being produced and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred, including exploitation costs, in order to determine whether the carrying value of a film is impaired and thus requires an immediate write-off of unrecoverable film costs. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is based on the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. Similarly, the recognition of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.
      Prior to release, management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film, prerelease market research (including test market screenings), the expected number of theaters in which the film will be released and the expected home video or DVD release date, if any. Management updates such estimates based on information available on the progress of the film production and, upon release, the actual results of each film. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (1) reduce the film’s estimated ultimate revenue, (2) revise the film, which could cause the production costs to exceed budget or (3) a combination of both. Similarly, a film that results in lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenue adjusted downward. A failure to adjust for a downward change in ultimate revenue estimates could result in the understatement of amortized film costs for the period. Since the amount of capitalized film cost to be amortized for a given film is fixed, the estimate of ultimate revenues impacts only the timing of film cost amortization.
Sales Returns and Uncollectible Accounts
      Another area of judgment affecting reported revenue and net income is management’s estimate of product sales that will be returned and the amount of receivables that will ultimately be collected. In estimating product sales that will be returned, management analyzes actual and historical returns trends, current economic conditions and changes in customer demand and acceptance of Time Warner’s products.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction of the related sale. See Note 1 to the accompanying consolidated financial statements for additional discussion.
      The Company’s products subject to return include home video product at the Filmed Entertainment and Networks segments and magazines, books and direct sales merchandise at the Publishing segment. At December 31, 2005, total reserves for returns were approximately $993 million, $13 million and $574 million at the Filmed Entertainment, Networks and Publishing segments, respectively. See Note 1 to the accompanying consolidated financial statements for additional discussion.
      Similarly, management evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts, and an analysis of receivables aging that determines the percentage that has historically been uncollected by aged category. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $2.225 billion and $2.109 billion have been established at December 31, 2005 and 2004, respectively. Total gross accounts receivable were $8.636 billion and $7.621 billion at December 31, 2005 and 2004, respectively.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
      This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Operating Income before Depreciation and Amortization and cash from operations. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
      Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors” above and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
      Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors” above, as well as:

•	decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	the failure to meet earnings expectations;

•	significant acquisitions such as the Adelphia Acquisition or other transactions such as the proposed redemption of Comcast’s interests in TWC Inc. and TWE;

•	economic slowdowns;

•	the impact of terrorist acts and hostilities; and

•	changes in the Company’s plans, strategies and intentions.
      For Time Warner’s AOL business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors” above, as well as:

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
      For Time Warner’s cable business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors” above, as well as:

•	increases in government regulation of video services, including regulation that limits cable operators’ ability to raise rates or that dictates set-top box or other equipment features, functionalities or specifications;

•	government regulation that dictates the manner in which it operates its cable systems or determines what to offer, such as the imposition of “forced access” rules or common carrier type requirements;

•	increased difficulty in obtaining franchise renewals;

•	unanticipated funding obligations relating to its cable joint ventures;

•	a future decision by the FCC or Congress to require cable operators to contribute to the federal “Universal Service Fund” based on the provision of cable modem service, which could raise the price of cable modem service and impair TWC Inc.’s competitive position; and

•	the award of franchises or similar grants of rights through state or federal legislation that would allow competitors of cable providers to offer video service on terms substantially more favorable than those afforded existing cable operators (e.g., without the need to obtain local franchise approval or to comply with local franchising regulations as cable operators currently must).

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
December 31,
(millions)

	2005	2004

ASSETS
Current assets
Cash and equivalents	$4,220	$6,139
Restricted cash	—	150
Receivables, less allowances of $2.225 and $2.109 billion	6,411	5,512
Inventories	1,806	1,737
Prepaid expenses and other current assets	1,026	920

Total current assets	13,463	14,458
Noncurrent inventories and film costs	4,916	4,415
Investments, including available-for-sale securities	3,518	4,703
Property, plant and equipment, net	13,676	13,094
Intangible assets subject to amortization, net	3,522	3,892
Intangible assets not subject to amortization	39,813	39,656
Goodwill	40,416	39,667
Other assets	3,151	3,273

Total assets	$122,475	$123,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,380	$1,339
Participations payable	2,426	2,452
Royalties and programming costs payable	1,074	1,018
Deferred revenue	1,473	1,653
Debt due within one year	92	1,672
Other current liabilities	6,100	6,468
Current liabilities of discontinued operations	43	50

Total current liabilities	12,588	14,652
Long-term debt	20,238	20,703
Deferred income taxes	15,138	14,943
Deferred revenue	681	749
Mandatorily convertible preferred stock	—	1,500
Other liabilities	5,324	4,288
Noncurrent liabilities of discontinued operations	7	38
Minority interests	5,784	5,514
Commitments and contingencies (Note 17)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 87.2 and 105.7 million shares outstanding	1	1
Time Warner common stock, $0.01 par value, 4.498 and 4.483 billion shares outstanding	45	45
Paid-in-capital	155,927	156,252
Accumulated other comprehensive income (loss), net	(64)	106
Accumulated deficit	(93,194)	(95,633)

Total shareholders’ equity	62,715	60,771

Total liabilities and shareholders’ equity	$122,475	$123,158

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2005	2004	2003

Revenues:
Subscription	$22,222	$21,605	$20,448
Advertising	7,612	6,955	6,180
Content	12,615	12,350	11,446
Other	1,203	1,179	1,489

Total revenues(a)	43,652	42,089	39,563
Costs of revenues(a)	(25,075)	(24,449)	(23,422)
Selling, general and administrative(a)	(10,478)	(10,274)	(9,778)
Amortization of intangible assets	(597)	(626)	(640)
Amounts related to securities litigation and government investigations	(2,865)	(536)	(56)
Merger-related and restructuring costs	(117)	(50)	(109)
Asset impairments	(24)	(10)	(318)
Gains on disposal of assets, net	23	21	14

Operating income	4,519	6,165	5,254
Interest expense, net(a)	(1,266)	(1,533)	(1,734)
Other income, net	1,124	521	1,210
Minority interest expense, net	(285)	(246)	(214)

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,092	4,907	4,516
Income tax provision	(1,187)	(1,698)	(1,370)

Income before discontinued operations and cumulative effect of accounting change	2,905	3,209	3,146
Discontinued operations, net of tax	—	121	(495)

Income before cumulative effect of accounting change	2,905	3,330	2,651
Cumulative effect of accounting change, net of tax	—	34	(12)

Net income	$2,905	$3,364	$2,639

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.62	$0.70	$0.70
Discontinued operations	—	0.03	(0.11)
Cumulative effect of accounting change	—	0.01	—

Basic net income per common share	$0.62	$0.74	$0.59

Average basic common shares	4,648.2	4,560.2	4,506.0

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.62	$0.68	$0.68
Discontinued operations	—	0.03	(0.11)
Cumulative effect of accounting change	—	0.01	—

Diluted net income per common share	$0.62	$0.72	$0.57

Average diluted common shares	4,710.0	4,694.7	4,623.7

Cash dividends declared per share of common stock	$0.10	$—	$—

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$283	$282	$415
Costs of revenues	(206)	(158)	(132)
Selling, general and administrative	36	32	23
Interest income, net	35	25	19
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2005	2004	2003

OPERATIONS
Net income(a)	$2,905	$3,364	$2,639
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(34)	12
Depreciation and amortization	3,277	3,207	3,139
Amortization of film costs	3,513	3,547	2,959
Asset impairments	25	10	318
Gain on investments and other assets, net	(1,086)	(432)	(598)
Equity in (income) losses of investee companies, net of cash distributions	(14)	20	154
Amounts related to securities litigation and government investigations	111	300	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(552)	(853)	(310)
Inventories	(3,910)	(3,841)	(3,707)
Accounts payable and other liabilities	(598)	(36)	(120)
Other balance sheet changes	1,304	1,364	1,270
Adjustments relating to discontinued operations	(10)	2	845

Cash provided by operations(b)(c)	4,965	6,618	6,601

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(680)	(877)	(570)
Investments and acquisitions from discontinued operations	—	—	(52)
Capital expenditures and product development costs from continuing operations	(3,246)	(3,024)	(2,761)
Capital expenditures from discontinued operations	—	—	(126)
Investment proceeds from available-for-sale securities	991	532	1,079
Investment proceeds from discontinued operations	—	—	1,056
Other investment proceeds	439	2,866	1,451

Cash provided (used) by investing activities	(2,496)	(503)	77

FINANCING ACTIVITIES
Borrowings	6	1,320	2,371
Debt repayments	(1,995)	(4,523)	(7,109)
Redemption of redeemable preferred securities of subsidiary	—	—	(813)
Proceeds from exercise of stock options	307	353	372
Principal payments on capital leases	(118)	(191)	(178)
Repurchases of common stock	(2,141)	—	—
Dividends paid	(466)	—	—
Other	19	25	(11)

Cash used by financing activities	(4,388)	(3,016)	(5,368)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,919)	3,099	1,310
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,139	3,040	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$4,220	$6,139	$3,040

(a)	Includes net income (loss) from discontinued operations of $121 million in 2004 and $(495) million in 2003.

(b)	2005 reflects $2.754 billion in payments related to securities litigation and the government investigations. 2004 reflects $236 million in payments related to securities litigation and the government investigations.

(c)	2005 includes an approximate $36 million use of cash related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

			Retained
			Earnings
	Common	Paid-In	(Accumulated
	Stock	Capital	Deficit)	Total

BALANCE AT DECEMBER 31, 2002	$45	$155,134	$(102,188)	$52,991
Net income	—	—	2,639	2,639
Foreign currency translation adjustments	—	—	(77)	(77)
Unrealized loss on securities, net of $34 million tax benefit(a)	—	—	(50)	(50)
Realized and unrealized losses on derivative financial instruments, net of $9 million tax benefit	—	—	(6)	(6)
Reversal of unfunded accumulated benefit obligation, net of $180 million income tax provision	—	—	270	270

Comprehensive income	—	—	2,776	2,776
Shares issued pursuant to stock options, restricted stock and benefit plans, including $23 million income tax benefit	1	445	—	446

BALANCE AT DECEMBER 31, 2003	46	155,579	(99,412)	56,213
Net income	—	—	3,364	3,364
Foreign currency translation adjustments	—	—	(66)	(66)
Unrealized gain on securities, net of $388 million tax provision(b)	—	—	582	582
Realized and unrealized losses on derivative financial instruments, net of $0.6 million tax provision	—	—	1	1
Reversal of unfunded accumulated benefit obligation, net of $3 million income tax provision	—	—	4	4

Comprehensive income	—	—	3,885	3,885
Shares issued pursuant to stock options, restricted stock and benefit plans, including $244 million income tax benefit	—	673	—	673

BALANCE AT DECEMBER 31, 2004	46	156,252	(95,527)	60,771
Net income	—	—	2,905	2,905
Foreign currency translation adjustments(c)	—	—	430	430
Change in unrealized gain on securities, net of $402 million tax benefit(d)	—	—	(603)	(603)
Realized and unrealized losses on derivative financial instruments, net of $14.8 million tax provision	—	—	22	22
Reversal of unfunded accumulated benefit obligation, net of $11 million income tax provision	—	—	(19)	(19)

Comprehensive income	—	—	2,735	2,735
Conversion of mandatorily convertible preferred stock	1	1,499	—	1,500
Cash dividends ($0.10 per common share)	—	—	(466)	(466)
Common stock repurchases	(1)	(2,249)	—	(2,250)
Shares issued pursuant to stock options, restricted stock and benefit plans, including $37 million income tax benefit	—	425	—	425

BALANCE AT DECEMBER 31, 2005	$46	$155,927	$(93,258)	$62,715

(a)	Includes a $218 million pretax reduction (tax effect of $87 million) related to realized gains on the sale of securities in 2003 and an increase of $11 million pretax (tax effect $4 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2003 net income.
(b)	Includes a $268 million pretax reduction (tax effect of $107 million) related to realized gains on the sale of securities in 2004 and an increase of $4 million pretax (tax effect $2 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2004 net income.
(c)	Includes an adjustment of $439 million for foreign currency translation related to goodwill and intangible assets, including amounts that relate to prior periods (Note 2).
(d)	Includes a $959 million pretax reduction (tax effect of $384 million) related to realized gains on the sale of securities in 2005, primarily Google, and an increase of $3 million pretax (tax effect $1 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2005 net income.
See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Description of Business
      Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks and publishing. Time Warner classifies its business interests into five reportable segments: AOL: consisting principally of interactive services; Cable: consisting principally of interests in cable systems that provide video, high-speed data and Digital Phone services; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; Networks: consisting principally of cable television and broadcast networks; and Publishing: consisting principally of magazine publishing and, subject to a pending sale, book publishing. Financial information for Time Warner’s various reportable segments is presented in Note 16.

Pending Transactions
Adelphia/Comcast
      Refer to Note 5 for further details.

Sale of Time Warner Book Group
      On February 6, 2006, the Company announced an agreement to sell Time Warner Book Group Inc. (“TWBG”) to Hachette Livre SA, a wholly-owned subsidiary of Lagardère SCA, for approximately $538 million in cash, not including working capital adjustments. This transaction is expected to close in the first half of 2006 and the Company expects to record a pretax gain of approximately $180 million to $220 million. In 2005, TWBG had revenues of $571 million and Operating Income of $74 million.

Sale of Canal Satellite Digital
      On February 7, 2006, Warner Bros. Entertainment Inc. (“Warner Bros.”)entered into an agreement for the sale of its equity investment interest in Canal Satellite Digital (“CSD”), a Spanish satellite pay television operator, together with its interest in Cinemania, the Spanish library movie channel, for approximately $90 million in cash and stock. This transaction is expected to close in the second quarter of 2006 and the Company expects to record a pretax equity investment gain of approximately $40 million.

Sale of Turner South
      On February 23, 2006, the Company announced an agreement to sell the Turner South network (“Turner South”), a subsidiary of Turner, to Fox Cable Networks, Inc. (“Fox”) for approximately $375 million in cash. This transaction is expected to close in the second or third quarter of 2006 and the Company expects to record a pretax gain of approximately $110 million to $130 million. In 2005, Turner South had revenues of $49 million and an Operating Loss of $7 million.

The WB Network
      On January 24, 2006, Warner Bros. and CBS Corp. (“CBS”) announced an agreement in principle to form a new fully-distributed national broadcast network, to be called The CW. At the same time, Warner Bros. and CBS are preparing to cease the standalone operations of The WB Network and UPN, respectively, at the end of the 2005/2006 television season (September 2006). Warner Bros. and CBS will each own 50% of the new network and will have joint and equal control. In addition, Warner Bros. has reached an agreement in principle with Tribune Corp. (“Tribune”), currently a subordinated 22.25% limited partner in The WB Network, under which Tribune will surrender its ownership interest in The WB Network and will be relieved

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of funding obligations. In addition, Tribune will become one of the principal affiliate groups for the new network.
      Upon the closing of this transaction, the Company will account for its investment in The CW under the equity method of accounting. The Company anticipates that prior to the closing of this transaction the Company is expected to incur restructuring charges ranging from $15 million to $20 million related to employee terminations. In addition, the Company may incur costs in terminating certain programming arrangements that will not be contributed to the new network or utilized in another manner.

AOL-Google Alliance
      During December 2005, the Company announced that America Online, Inc. (“AOL”) is expanding its current strategic alliance with Google Inc. (“Google”) to enhance its global online advertising partnership and make more of AOL’s content available to Google users. Under the alliance, Google and AOL will continue to provide search technology to AOL’s network of Internet properties worldwide. Other key aspects of the alliance include:

•	Creating an AOL Marketplace through white labeling of Google’s advertising technology, which enables AOL to sell search advertising directly to advertisers on AOL-owned properties;

•	Expanding display advertising available for AOL to sell throughout the Google network;

•	Making AOL content more accessible to Google Web crawlers;

•	Collaborating in video search and showcasing AOL’s premium video service within Google Video;

•	Enabling Google Talk and AIM instant messaging users to communicate with each other, provided certain conditions are met; and

•	Providing AOL marketing credits for promotion of AOL’s content on Google’s Internet properties.
      In addition, Google will invest $1 billion for a 5% equity interest in a limited liability company that will own all of the outstanding equity interests in AOL. The Company expects these transactions with Google to close during the first quarter of 2006.
Amounts Related to Securities Litigation
      In July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 17 herein. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court held a final approval hearing on February 22, 2006, and the parties are now awaiting the court’s ruling. At this time, there can be no assurance that the settlement of the securities class action litigation will receive final court approval. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its Securities and Exchange Commission (“SEC”) investigation, or at least a substantial portion thereof, transferred to the MSBI Settlement Fund.
      In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters described in Note 17 herein that are pending against the Company. This $600 million amount continues to represent the Company’s current best estimate of the amounts to be paid in resolving these matters, including the remaining individual shareholder suits (including suits brought by individual shareholders who decided to “opt-out” of the settlement in the primary securities class action), the derivative actions and the actions alleging violations of The Employee Retirement Income Security Act (“ERISA”). Of this amount, subsequent to December 31, 2005, the Company has paid, or has agreed to pay, approximately $335 million, before providing for any remaining potential insurance recoveries, to settle certain of these claims.
      The Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which is expected to be collected in the first quarter of 2006 and is reflected as a reduction to “Amounts related to securities litigation and government investigations” in the accompanying consolidated statement of operations for the year ended December 31, 2005.
Government Investigations
      As previously disclosed by the Company, the SEC and the DOJ had been conducting investigations into accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s AOL segment, the methods used by the AOL segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002. During 2004, the Company established $510 million in legal reserves related to the government investigations, the components of which are discussed in more detail in the following paragraphs.
      The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. The fund was reflected as restricted cash on the Company’s accompanying consolidated balance sheet at December 31, 2004. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund described above under the heading “Amounts Related to Securities Litigation.”
      In addition, on March 21, 2005, the Company announced that the SEC had approved the Company’s proposed settlement, which resolved the SEC’s investigation of the Company.
      Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also required the Company to:

•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. (“Bertelsmann”) that were improperly or prematurely recognized, primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner will review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions, originally within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.
      The Company paid the $300 million penalty in March 2005; however, it is unable to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the pending settlement of the consolidated securities class action, the Company is using its best efforts to have the $300 million, or a substantial portion thereof, transferred to the MSBI Settlement Fund. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
      The independent examiner has begun its review, which has been extended and is expected to be completed in the second quarter of 2006. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
Basis of Presentation

Basis of Consolidation
      The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Time Warner and all entities in which Time Warner has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIE”) required to be consolidated in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
      The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income, net.
      The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions pursuant to the SEC’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.”

Discontinued Operations
      The Company disposed of its entire Music segment effective March 1, 2004. Accordingly, the Company has presented the financial condition and results of operations of the Music segment as discontinued operations for all periods presented.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.
      Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves established for securities litigation matters, accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film ultimate revenues, home video and magazine returns, business combinations, pensions and other postretirement benefits, income taxes, contingencies and certain programming arrangements.

Recently Issued Accounting Guidance
Accounting for Rental Costs
      In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense and included in income from continuing operations. FSP 13-1 is effective for fiscal periods beginning after December 15, 2005. The provisions of FSP 13-1 are not expected to have a material impact on the Company’s consolidated financial statements.
Conditional Asset Retirement Obligations
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. The Company adopted the provisions of FIN 47 during 2005. The application of FIN 47 did not have a material impact on the Company’s consolidated financial statements.
Stock-Based Compensation
      In December 2004, the FASB issued FASB Statement 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. The Company will adopt FAS 123R beginning January 1, 2006 and elect the modified retrospective method of transition. This method of transition requires that the financial statements of all prior periods be adjusted on a basis consistent with the pro forma disclosures required for those periods by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the predecessor to FAS 123R. Through December 31, 2005, the Company has accounted for stock-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with APB 25 and related interpretations, compensation expense for stock options is generally recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal. As a result, the application of the provisions of FAS 123R will have a significant impact on reported net income and earnings per share. See “Stock-Based Compensation” for the pro forma impact if compensation costs for the Company’s stock option plans had been determined based on the fair value method set forth in FAS 123.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Use of Residual Method in Fair Value Determinations
      In September 2004, the Emerging Issue Task Force (“EITF”) issued Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill” (“Topic D-108”). Topic D-108 requires the direct value method, rather than the residual value method, be used to value intangible assets other than goodwill for such assets acquired in business combinations completed after September 29, 2004. Under the residual value method, the fair value of the intangible asset is determined to be the difference between the enterprise value and the fair value of all other separately identifiable assets; whereas, under the direct value method all intangible assets are valued separately and directly. Topic D-108 also requires that registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using the direct value method on all intangible assets. Previously, the Company had used a residual value methodology to value cable franchise and sports franchise intangible assets. Pursuant to the provisions of Topic D-108, the income methodology used to value the cable franchises entails identifying the discrete cash flows related to such franchises and discounting them back to the valuation date. Market and income-based methodologies are used to value sports franchises. The provisions of Topic D-108 did not affect the consolidated financial statements.
Consolidation of Variable Interest Entities
      Pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” (as revised, “FIN 46R”), the Company began consolidating the operations of America Online Latin America, Inc. (“AOLA”) as of March 31, 2004. AOLA is a publicly traded entity whose significant shareholders include the Company, AOL, the Cisneros Group (a private investment company) and Banco Itau (a leading Brazilian bank). AOLA provides online services principally to customers in Brazil, Mexico, Puerto Rico and Argentina. During 2005, AOLA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and has announced that it intends to liquidate, sell or wind up its operations. For the year ended December 31, 2005, the Company recorded a $24 million noncash goodwill impairment charge related to the wind down of AOLA’s operations. The Company has no obligation to provide additional funding for AOLA’s operations, and the creditors of AOLA have no recourse to the Company.
      In accordance with the transition provisions of FIN 46R, the assets and liabilities of AOLA were recorded in the Company’s consolidated balance sheet as of March 31, 2004, in the amounts at which they would have been carried if FIN 46R had been effective when the Company first met the conditions to be considered the primary beneficiary of AOLA. Upon consolidating the balance sheet of AOLA, the Company recorded incremental assets of approximately $85 million and liabilities of $29 million, with the difference of $56 million recognized as the pretax cumulative effect of an accounting change ($34 million on an after-tax basis). Prior periods have not been restated. The Company consolidated the operating results of AOLA’s operations commencing April 1, 2004. In order to provide the time necessary to consolidate and evaluate the AOLA financial information, the AOLA financial statements are consolidated by the Company on a one-quarter time lag. For the year ended December 31, 2005 and 2004, the Company recognized revenues of $50 million and $40 million, respectively, and an Operating Loss of $11 million and $20 million, respectively, associated with AOLA.
      At December 31, 2005, the Company had two entities deemed to be VIEs for which the Company is not considered the primary beneficiary. At December 31, 2005, these entities had total assets of $35 million and total liabilities of $30 million. In addition, in 2005 these entities had total revenues of $159 million and a net loss of $85 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary of Significant Accounting Policies
Cash and Equivalents
      Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.
Restricted Cash
      In 2004, as part of the Company’s settlement with the DOJ, the Company established a $150 million fund to be used to settle any related shareholder or securities litigation. The fund was reflected as Restricted cash on the Company’s accompanying consolidated balance sheet at December 31, 2004. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund for the members of the class covered by the consolidated securities class action as described in Note 17.
Investments
      Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when Time Warner owns between 20% and 50% of the investee. However, in certain circumstances, Time Warner’s ownership percentage exceeds 50% but the Company accounts for the investment using the equity method because the minority shareholders hold certain rights that allow them to participate in certain operations of the business.
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
      Investments in companies in which Time Warner does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and any resale restrictions are less than one year (“available-for-sale investments”). If there are resale restrictions greater than one year or if the investment is not publicly traded then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net-of-tax, in the accompanying consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income, net until the investment is sold or considered impaired (see “Asset Impairments” below), at which time the realized gain or loss is included in Other income, net. Dividends and other distributions of earnings from both at-market-value investments and investments accounted for at cost are included in Other income, net when declared.
Accounts Receivable Securitization Facilities
      Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of cash on available accounts receivable. These securitization transactions are accounted for as sales in accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”), because the Company has relinquished control of the receivables. For further information, see Note 8.
Derivative Instruments
      The Company accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 138”), and FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. In addition, these pronouncements provide that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of accumulated other comprehensive income, net until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates, the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations and equity price risk in the Company’s investment holdings. See Note 15 for additional information regarding derivative instruments held by the Company and risk management strategies.
Financial Instruments
      Based on the level of interest rates prevailing at December 31, 2005, the fair value of Time Warner’s fixed-rate debt exceeded its carrying value by $1.531 billion (Note 8). Additionally, certain differences exist between the carrying value and fair value of the Company’s other financial instruments; however, these differences are not significant at December 31, 2005. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.
Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor and overhead. Depreciation, which includes amortization of capital leases, is provided generally on the straight-line method over useful lives ranging up to 40 years for buildings and related improvements and up to 16 years for furniture, fixtures and other equipment. For cable television plant upgrades and cable converters and modems, depreciation is provided generally over useful lives of 16 and 3-4 years, respectively. Time Warner evaluates the depreciation periods of property, plant and equipment to

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determine whether events or circumstances warrant revised estimates of useful lives. Property, plant and equipment, including capital leases, consists of:

	December 31,

	2005	2004

	(millions)
Land and buildings	$3,292	$3,203
Cable television equipment	11,415	10,168
Furniture, fixtures and other equipment	7,527	6,696

	22,234	20,067
Less accumulated depreciation	(8,558)	(6,973)

Total	$13,676	$13,094

Capitalized Software Costs
      Time Warner capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in Property, plant and equipment in the accompanying consolidated balance sheet.
      AOL’s subscription services are comprised of various features, which contribute to the overall functionality of the services. AOL capitalizes costs incurred for the production of computer software that generates the functionality within its products. Capitalized costs typically include direct labor and related overhead for software produced by AOL, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible (research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. Included in costs of revenues are research and development costs totaling $123 million in 2005, $134 million in 2004 and $139 million in 2003. The total net book value of capitalized software costs was $189 million and $237 million as of December 31, 2005 and December 31, 2004, respectively. Such amounts are included in Other assets in the accompanying consolidated balance sheet. Amortization of capitalized software costs was $165 million in 2005, $210 million in 2004 and $194 million in 2003.
Intangible Assets
      As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television and sports franchises, film and television libraries and other copyrighted products, trademarks and customer subscriber lists. In accordance with GAAP, Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increase in asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles and new television networks, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. However, intangible assets acquired in business combinations accounted for under the purchase method of accounting are recorded at fair value on the Company’s consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asset Impairments

Investments
      The Company’s investments consist of fair-value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. The Company regularly reviews its investment securities for impairment based on criteria that include the extent to which carrying value exceeds its related market value, the financial condition of the investee, and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investments. For more information, see Note 6.

Long-Lived Assets
      Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, we use internal cash flow estimates, quoted market prices and appraisals, as appropriate, to determine fair value.

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
Accounting for Pension Plans
      Time Warner and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits and the rate of compensation increases. The determination of these assumptions is discussed in more detail in Note 13.
Revenues and Costs

AOL
      Subscription revenues are recognized over the period that services are provided. Advertising and Other revenues are recognized as the services are performed or when the goods are delivered. AOL generates Advertising revenues by directly selling advertising or through transaction-based arrangements. Advertising revenues related to advertising sold by AOL is generally categorized into two types of contracts: standard and nonstandard. The revenues derived from standard advertising contracts, in which AOL provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. The revenues derived from nonstandard advertising contracts, which provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized on a straight-line basis over the term of the contract, provided that AOL is meeting its obligations under the contract (e.g., delivery of impressions). In cases where refund arrangements exist, upon the expiration of the condition related to the refund, revenue directly related to the refundable fee is recognized on a straight-line basis over the remaining

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term of the agreement. Transaction-based arrangements generally involve either arrangements in which AOL performs advertising and promotion through prominent display of a customer’s content or search results on one of AOL’s services, or arrangements in which AOL’s Advertising.com, Inc. (“Advertising.com”) subsidiary purchases and resells advertising on a third-party website. As compensation for display of a partner’s content or search results, AOL is paid a share of the partner’s advertising revenues. For performance-based advertising, AOL is paid an agreed to fee based on customer specified results, such as registrations or sales leads. Advertising revenues related to these transaction-based arrangements is recognized when the amount is determinable (i.e., generally when performance reporting is received from the partner). Deferred revenue consists primarily of prepaid advertising fees and monthly and annual prepaid subscription fees billed in advance.
      For promotional programs in which consumers are typically offered a subscription to AOL’s subscription services at no charge as a result of purchasing a product from the commerce partner, AOL records Subscription revenues, based on net amounts received from the commerce partner, if any, on a straight-line basis over the term of the service contract with the subscriber.
      The accounting rules for advertising barter transactions require that historical cash advertising of a similar nature exist in order to support the recognition of advertising barter revenues. The criteria used by the accounting rules used to determine if a barter and cash transaction are considered “similar” include circulation, exposure or saturation within an intended market, timing, prominence, demographics and duration. In addition, when a cash transaction has been used to support an equivalent quantity and dollar amount of barter revenues, the same cash transaction cannot serve as evidence of fair value for any other barter transaction. While not required by the accounting rules, AOL management adopted a more conservative policy by establishing an additional size criterion to the determination of “similar.” Pursuant to such criterion, beginning in the second quarter of 2003, an individual cash advertising transaction of comparable average value or higher value must exist in order for revenue to be recognized on an intercompany advertising barter transaction. Said differently, no intercompany advertising barter revenue is recognized if a cash advertising transaction of comparable average value or higher value has not been entered into in the past six months, even if all of the other accounting criteria have been satisfied.

Cable
      Subscriber fees (for video programming, high-speed data and Digital Phone) are recorded as revenue in the period that the service is provided, and Advertising revenues, including advertising purchased by programming vendors, are recognized in the period that the advertisements are exhibited. Video programming costs are recognized as the services are provided based on TWC Inc.’s contractual agreements with programming vendors. However, circumstances may arise for which management is required to estimate the programming costs due to the expiration of a programming contract. During periods in which a programming contract has expired and TWC Inc. continues to carry the programming vendor, management must utilize its best judgment to record the appropriate amount of programming expense. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management must also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, “most favored nation” clauses and service interruptions.
      Launch fees received by the Company from programming vendors are recognized as a reduction of expense on a straight-line basis over the life of the related programming arrangement. Fees received from programming vendors representing the reimbursement of marketing costs specifically incurred by TWC Inc. in promoting the programming service are recognized as a reduction in marketing expense as the marketing services are provided.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Inventories of books and other merchandise are stated at the lower of cost or estimated realizable value. Cost is determined using primarily the first-in, first-out method, or alternatively the average cost method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost. See Note 7 for additional discussion of inventory.

Networks
      The Networks segment recognizes Subscription revenues as services are provided based on the per subscriber negotiated contractual programming rate for each affiliate and the estimated number of subscribers at the respective affiliate.
      In the normal course of business, the Networks segment enters into long-term license agreements to acquire programming rights. An asset and liability related to these rights are created (on a discounted basis) when (i) the cost of each program is reasonably determined, (ii) the program material has been accepted in accordance with the terms, and (iii) the program is available for its first showing or telecast. As discussed below, there are slight variations in the accounting depending on whether the network is advertising supported (e.g., TNT, TBS, The WB Television Network (“The WB Network”) or not advertising supported (e.g., HBO).
      For advertising-supported networks, the Company’s general policy is to amortize the programming costs on a straight-line basis (or per play basis if greater) over the licensing period. There are, however, exceptions to this general rule. For example, because of the significance of the rights fees paid for sports programming licensing arrangements (e.g., NBA and MLB), programming costs are amortized using an income-forecast model, in which total revenue generated under the sports programming is estimated and the costs associated with this programming are amortized as revenue is earned, based on the relationship that the programming costs bear to total estimated revenues, which approximates the pattern with which the network will utilize and benefit from providing the sports programming. In addition, based on historical advertising sales, the Company believes that, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. Additionally, if the Company is licensing the right to air a movie multiple times over a certain period and the movie is being shown to the public for the first time on a Company network (a “Premiere Movie”), a portion of the licensing cost is amortized on the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per play basis, if greater) over the remaining licensing period. The determination of the amount of amortization to accelerate in the first showing versus subsequent showings has been determined based on a study of historical advertising sales for similar programming.
      For a premium cable network that is not advertising supported (e.g., HBO), programming costs are generally amortized on a straight-line basis in the year that the related shows are exhibited. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company uses historical audience performance as its basis for determining the amount of a film’s programming amortization attributable to each window.
      The Company records programming arrangements (e.g., film inventory, sports rights, etc.) at the lower of unamortized cost or estimated net realizable value. For broadcast television networks (e.g., The WB Network) whose primary source of revenue is advertising, the Company estimates the net realizable value of unamortized cost based on the estimated advertising that can be sold during the season in which the package of programming is aired. For cable networks (e.g., TBS, TNT, etc.), that earn both Advertising and Subscription revenues, the Company evaluates the net realizable value of unamortized cost based on the package of programming provided to the subscribers by the network. Specifically, in determining whether the programming arrangements for a particular network are impaired, the Company determines the net realizable value for all of the network’s programming arrangements based on a projection of the network’s estimated combined subscription revenues and advertising revenues. Similarly, given the premise that customers subscribe to a premium service because of the overall quality of its programming, the Company performs its evaluation of the net realizable value of unamortized programming costs based on the package of programming provided to the subscribers by the network. Specifically, the Company determines the net realizable value for all of its premium service programming arrangements based on projections of estimated subscription revenues.

Filmed Entertainment
      Feature films are produced or acquired for initial exhibition in theaters, followed by distribution in the pay-per-view, home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video, pay cable and broadcast network markets is completed principally within three years of initial release. Thereafter, feature films are distributed to the basic cable and syndicated television markets. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available-for-sale or rental by retailers based on gross sales less a provision for estimated future returns. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.
      Television films and series are initially produced for broadcast networks, cable networks or first-run television syndication and may be subsequently licensed to foreign or domestic cable and syndicated television markets, as well as sold on home video. Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited. Similar to theatrical home video sales, revenue from home video sales of television films and series is recognized at the later of the delivery date or the date that video units are made widely available-for-sale or rental by retailers less a provision for estimated returns.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Inventories of theatrical and television product consist of videocassettes, DVDs and compact video discs and are stated at the lower of cost or net realizable value. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.
      Film costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights acquired for the home video market. Film costs principally consist of direct production costs, production overhead, development and pre-production costs, and are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amount of capitalized costs recognized as expense is based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. Similarly, the recognition of expenses for participations and residuals is recognized based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. These estimates are revised periodically and losses, if any, are provided in full. See Note 7 for additional details of film costs.
      From time to time, the Company enters into arrangements with third parties to jointly finance theatrical production. These arrangements, which are referred to as co-financing arrangements, take various forms; however, in most cases, the form of the arrangements is the sale of a copyright interest in a film to a joint venture investor. The Filmed Entertainment segment records the amounts received for the sale of the copyright interest as a reduction of the cost of the film, as such investors assume full risk for that portion of the film asset acquired in these transactions.
      A portion of the costs of acquiring Historic TW Inc. (“Historic TW”) in 2001 and of acquiring the remaining Time Warner Entertainment Company, L.P. (“TWE”) content assets in 2003 were allocated to theatrical and television product, including purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized in amortization expense using the film-forecast method. See Note 2 for additional details of Library.

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
Multiple-Element Transactions
      Multiple-element transactions within Time Warner fall broadly into three categories:

1.	Contemporaneous purchases and sales. The Company sells a product or service (e.g., advertising services) to a customer and at the same time purchases goods or services and/or makes an investment in that customer.

2.	Sales of multiple products or services. The Company sells multiple products or services to a counterparty (e.g., Cable sells video, digital phone and high-speed Internet access services to a customer).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Purchases of multiple products or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service. The Company purchases multiple products or services from a counterparty (e.g., the Networks segment licenses a group of films from a counterparty to show over a period of time).
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
      The Company accounts for each transaction negotiated contemporaneously based on the respective fair values of the goods or services purchased and the goods or services sold. If the Company is unable to determine the fair value of one or more of the elements being purchased, revenue recognition is limited to the total consideration received for the products or services sold less supported payments. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer, but fair value for the software cannot be reliably determined, the Company would limit the recognized advertising revenue to $8 million and would ascribe no value to the software acquisition. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer at fair value, the Company would recognize advertising revenue of $10 million and would ascribe $2 million to the equity investment. Accordingly, the judgments made in determining fair value in such arrangements impact the amount and period in which revenues, expenses and net income are recognized over the term of the contract.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
evidence of the fair value of the investment may implicitly support the fair value of the advertising sold, since there are only two elements in the arrangement.
Sales of Multiple Products or Services
      The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of the transaction, the Company generally recognizes revenue on a straight-line basis over the term of the agreement. For example, the AOL division might enter into an agreement for broadband service that includes AOL providing a modem in connection with the service and the subscriber paying an upfront fee as well as monthly charges. Because AOL is providing both a product and a service, revenue is allocated to the modem and service based on relative fair value.

Purchases of Multiple Products or Services
      The Company’s policy for cost recognition in instances where multiple products or services are purchased contemporaneously from the same counterparty is consistent with its policy in instances where the Company sells multiple deliverables to a customer. Specifically, if the Company enters into a contract for the purchase of multiple products or services, the Company evaluates whether it has objective fair value evidence for each product or service being purchased. If the Company has objective fair value evidence for each product or service being purchased, it accounts for each separately, based on the relevant cost recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more of the purchased elements, the Company generally recognizes the cost of the transaction on a straight-line basis over the term of the agreement. For example, the Networks segment licenses from a film production company the rights to a group of films and episodic series to run as content on its segment. Because the Networks segment is purchasing multiple products that will be aired over varying times and periods, the cost is allocated among the films and episodic series based on the relative fair value of each product being purchased. Each allocated amount is then accounted for in accordance with the Networks segment’s accounting policy for that specific type of deliverable.
      This policy would also apply in instances where the Company settles an outstanding disagreement at the same time the Company purchases a product or service from that same counterparty. For example, the Cable segment settles a dispute on an existing programming contract with a programming vendor at the same time that it is renegotiating a new programming contract with the same programming vendor. Because the Cable segment is making payments for both the settlement of an existing programming contract and for carriage under a new programming contract, the amount agreed to be paid is allocated between the settlement of the preexisting programming contract and the carriage under the new programming contract. The amount allocated to the settlement of the preexisting programming contract would be recognized immediately, whereas the amount allocated to the carriage under the new programming contract would be accounted for prospectively, consistent with the accounting for other similar programming agreements.

Gross versus Net Revenue Recognition
      In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Pursuant to EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” such transactions are recorded on a gross or net basis depending on whether the Company is

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Advertising Costs
      Time Warner expenses advertising costs as they are incurred, which is when the advertising is exhibited or aired. Advertising expense to third-parties was $5.171 billion in 2005, $4.952 billion in 2004 and $4.557 billion in 2003. In addition, the Company had advertising costs of $129 million at December 31, 2005 and $145 million at December 31, 2004 recorded in Prepaid and other current assets on its consolidated balance sheet, which primarily related to prepaid advertising.
Income Taxes
      Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill. Investment tax credits earned are offset against the cost of inventory or property acquired or produced. Research and development credits are recorded based on the amount of benefit the Company believes is probable of being earned. The majority of such research and development benefits were recorded to shareholders’ equity as they resulted from stock option deductions for which such amounts are recorded as an increase to additional paid-in-capital.
Comprehensive Income (Loss)
      Comprehensive income (loss) is reported on the accompanying consolidated statement of shareholders’ equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income (loss). For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments, foreign currency translation gains (losses) and unfunded accumulated benefit obligations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity (in millions):

			Net
			Derivative	Net	Net
	Foreign	Net Unrealized	Financial	Unfunded	Accumulated
	Currency	Gains	Instrument	Accumulated	Other
	Translation	(Losses) on	Gains	Benefit	Comprehensive
	Gains (Losses)(a)	Securities	(Losses)	Obligation	Income (Loss)

Balance at December 31, 2002	$(328)	$122	$(27)	$(319)	$(552)
2003 activity	(77)	(50)	(6)	270	137

Balance at December 31, 2003	(405)	72	(33)	(49)	(415)
2004 activity	(66)	582	1	4	521

Balance at December 31, 2004	(471)	654	(32)	(45)	106
2005 activity	430	(603)	22	(19)	(170)

Balance at December 31, 2005	$(41)	$51	$(10)	$(64)	$(64)

(a)	2005 includes an adjustment of $439 million for foreign currency translation related to goodwill and intangible assets, including amounts that relate to prior periods (Note 2).
Stock-Based Compensation
      The Company follows FAS 123, and FASB Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The provisions of FAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB 25, but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans.
      The Company uses the attribution method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans,” in recognizing any compensation cost for its stock option incentive plans under APB 25 and in the FAS 123 pro forma disclosure below. Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123 (or FAS 123R, which will be adopted on January 1, 2006), Time Warner’s net income and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,

	2005	2004	2003

	(millions, except per share
	amounts)
Net income, as reported	$2,905	$3,364	$2,639
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)	(298)	(548)

Pro forma net income	$2,721	$3,066	$2,091

Basic net income per share:
As reported	$0.62	$0.74	$0.59

Pro forma	$0.59	$0.67	$0.46

Diluted net income per share:
As reported	$0.62	$0.72	$0.57

Pro forma	$0.58	$0.65	$0.45

      For purposes of applying FAS 123 for the 2005 period, the Company has refined certain of its valuation approaches and inputs and believes such refinements are consistent with valuation techniques required under FAS 123R. As guidance and interpretations in the area of equity-based compensation evolve, the Company will continually assess its methodologies and processes in this area to ensure compliance with FAS 123R. Before the first quarter of 2005, the Company estimated the expected term of an option by computing the average period of time such options would remain outstanding from the grant date to the exercise date. The historical expected term was previously computed by segregating the employee base into two groups (senior executives and all other employees). Beginning in the first quarter of 2005, the Company began to use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise dates. In evaluating expected employee exercise behavior and related expected exercise dates, the Company separated employees into four groups based on the number of options they were granted. The weighted average expected term assumption used for 2005 was 4.79 years from the date of grant as compared to 3.60 years from the date of grant for 2004 and 3.11 years from the date of grant in 2003. In addition, historically during 2004, the volatility assumption was calculated using an average of historic and implied volatilities. Expected volatility in 2003 was based on historic volatilities. Beginning in the first quarter of 2005, the Company determined the volatility assumption using implied volatilities based primarily on traded Time Warner options. The weighted average volatility assumption used for 2005 was 24.5% as compared to a weighted average volatility assumption of 34.9% for 2004 and 53.9% for 2003. Had the Company used the methodologies employed in 2004 to estimate stock option valuation assumptions, the weighted average fair value of an option granted in 2005 would have increased by approximately 1%.
      Historically, the Company recognized pro forma stock-based compensation expense related to retirement-age-eligible employees over the award’s contractual vesting period. During the first quarter of 2005, based on recent accounting interpretations, the Company recorded a pro forma charge related to the accelerated amortization of the fair value of options granted in prior periods to certain retirement-age-eligible employees with no subsequent substantive service requirement (e.g., no substantive non-compete agreement). As a result, pro forma stock-based compensation expense for the year ended December 31, 2005 reflects approximately $20 million, net of tax, related to the accelerated amortization of the fair value of options

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
granted in prior years to certain retirement-age-eligible employees with no subsequent substantive service requirement. In May 2005, the staff of the SEC announced that companies that previously followed the contractual vesting period approach must continue following that approach prior to adopting FAS 123R and apply the recent accounting interpretation to new grants that have retirement eligibility provisions only upon adoption of FAS 123R. As a result, pro forma stock-based compensation expense related to awards granted subsequent to March 31, 2005 has been determined using the contractual vesting period. For the year ended December 31, 2005, the impact of applying the contractual vesting period approach as compared to the approach noted in the recent accounting interpretations is not significant.
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
      Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Years Ended December 31,

	2005	2004	2003

	(millions, except per share amounts)
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$2,905	$3,209	$3,146

Average number of common shares outstanding — basic	4,648.2	4,560.2	4,506.0
Dilutive effect of stock options and restricted stock	41.4	57.4	55.2
Dilutive effect of mandatorily convertible preferred stock	20.4	77.1	62.5

Average number of common shares outstanding — diluted	4,710.0	4,694.7	4,623.7

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.62	$0.70	$0.70

Diluted	$0.62	$0.68	$0.68

Reclassifications
      Certain reclassifications have been made to the prior years’ financial information to conform to the 2005 presentation.

2.	GOODWILL AND INTANGIBLE ASSETS
      As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television and sports franchises, film and television libraries and other copyrighted products, trademarks and customer lists. FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment at least annually.
      Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s operating segments’ budget and business plans, and varying perpetual growth rate assumptions for periods beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In estimating the fair values of its reporting units, the Company also uses research analyst estimates, as well as comparable market analyses. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
      The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. The most common among these is a “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademarks, and income methodologies, which are used to value cable franchises. The income methodology used to value the cable franchises entails identifying the discrete cash flows related to such franchises and discounting them back to the valuation date. Market and income-based methodologies are used to value sports franchises. Significant assumptions inherent in the methodologies employed include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are being licensed in the marketplace.
      During 2003, the Company recorded impairment losses of $318 million to reduce the carrying value of certain intangible assets of the Turner winter sports teams and certain goodwill and intangible assets of TWBG, which were recorded at the time of the merger of AOL and Historic TW (the “AOL-Historic TW Merger”). In addition, in December 2003, the Company recognized an impairment charge of approximately $1.1 billion to reduce the carrying value of the Music segment’s intangible assets, which is included in discontinued operations. These impairment charges were computed based on information received during the negotiations for sale of these businesses. The Company determined during its annual impairment reviews for goodwill, which occur in the fourth quarter, that no additional impairments existed at December 31, 2005, 2004 or 2003.
      The impairment charges were noncash in nature and did not affect the Company’s liquidity or result in non-compliance with respect to any debt covenants.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of changes in the Company’s goodwill during the years ended December 31, 2005 and 2004 by reportable segment is as follows (millions):

	December 31,	Acquisitions &		Translation	December 31,
	2004	Adjustments(a)	Impairment(b)	Adjustments(c)	2005

AOL	$3,027	$(14)	$(24)	$113	$3,102
Cable	1,921	(15)	—	—	1,906
Filmed Entertainment	5,218	38	—	—	5,256
Networks(d)	20,626	128	—	—	20,754
Publishing(e)	8,875	256	—	267	9,398

Total	$39,667	$393	$(24)	$380	$40,416

	December 31,	Acquisitions &	December 31,
	2003	Adjustments(a)	2004

AOL(f)	$2,784	$243	$3,027
Cable	1,909	12	1,921
Filmed Entertainment	5,245	(27)	5,218
Networks(d)	20,742	(116)	20,626
Publishing(e)	8,779	96	8,875

Total	$39,459	$208	$39,667

(a)	Includes changes in estimates in deferred tax assets and liabilities acquired in purchase business combinations, with the net impact of increasing goodwill by approximately $207 million in 2005 and decreasing goodwill by approximately $219 million in 2004. The adjustments affected multiple segments.
(b)	Relates to the $24 million impairment charge of AOLA goodwill in the first quarter of 2005.
(c)	Includes an adjustment related to periods prior to January 1, 2005. This adjustment had no impact on consolidated net income or cash flows in the current or any prior period. In addition, the adjustment is not considered material to the consolidated assets or equity of the current or any prior period.
(d)	2005 primarily includes $174 million related to changes in valuation of net deferred tax liabilities related to historical purchase business combinations offset by a $39 million reduction, net of tax, related to reversals of purchase accounting reserves as well as the adjustments discussed in (a) above. 2004 primarily includes $31 million related to the purchase of the remaining interest in Warner Channel Latin America and $29 million related to the consolidation of Cartoon Network Japan, offset by $25 million related to the sale of the winter sports teams assets as well as the adjustments discussed in (a) above.
(e)	2005 includes $111 million at the Publishing segment related to the preliminary purchase price allocation for the acquisition of the remaining ownership interest in Essence Communications Partners (“Essence”) and $75 million related to the preliminary purchase price allocation for the acquisition of Grupo Editorial Expansión as well as the adjustments discussed in (a) above. 2004 primarily includes $94 million related to the purchase of an additional interest in Synapse Group, Inc as well as the adjustments discussed in (a) above.

(f)	2004 primarily includes $269 million related to the purchase of Advertising.com and $24 million related to the consolidation of AOLA, which was subsequently impaired as discussed in (b) above, as well as the adjustments discussed in (a) above.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
    The Company’s intangible assets and related accumulated amortization consisted of the following (millions):

	As of December 31, 2005			As of December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net

Intangible assets subject to amortization:
Film library	$3,967	$(1,064)	$2,903	$3,967	$(830)	$3,137
Customer lists and other intangible assets (b)	2,569	(1,950)	619	2,316	(1,561)	755

Total	$6,536	$(3,014)	$3,522	$6,283	$(2,391)	$3,892

Intangible assets not subject to amortization:
Cable television franchises	$31,368	$(1,489)	$29,879	$31,241	$(1,489)	$29,752
Sports franchises	282	(20)	262	282	(20)	262
Brands, trademarks and other intangible assets (c)	9,935	(263)	9,672	9,905	(263)	9,642

Total	$41,585	$(1,772)	$39,813	$41,428	$(1,772)	$39,656

(a)	Amortization of customer lists and other intangible assets subject to amortization is provided generally on the straight-line method over their respective useful lives. The weighted-average useful life for customer lists is 5 years. The film library is amortized using the film forecast method. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.
(b)	The change in 2005 includes $79 million related to the Truevo, Inc. acquisition for acquired technology, $34 million related to the preliminary allocation of Essence goodwill to tradename and subscriber lists, $31 million related to the Wildseed, Ltd. acquisition for acquired technology and $30 million related to foreign currency translation of intangibles at AOLE and IPC. The change in 2004 includes $206 million related to the purchase of Advertising.com for technology ($98 million), advertiser and publisher relationships ($50 million), tradename ($40 million) and non-compete agreements ($18 million).
(c)	The change in 2005 includes $29 million related to intangibles at IPC. As a result of increased competition in the publishing business related to certain magazine titles, indefinite-lived tradename intangibles totaling approximately $1.3 billion will be assigned a 25 year finite life and begin to be amortized starting January 2006. The impact of amortizing such tradenames in 2006 and beyond will be approximately $50 million annually.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SALE OF MUSIC SEGMENT
      On October 24, 2003, the Company completed the sale of Warner Music Group’s (“WMG”) CD and DVD manufacturing, printing, packaging and physical distribution operations (together, “Warner Manufacturing”) to Cinram International Inc. (“Cinram”) for approximately $1.05 billion in cash.
      On March 1, 2004, the Company sold its WMG recorded music and Warner/ Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations to be sold. This option was accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The initial value of the consideration ascribed to the option was approximately $35 million. In the fourth quarter of 2004, the value of the option was increased to $85 million based primarily on the results of the WMG recorded music and publishing business. The $50 million increase in value was recorded in Other income, net in the 2004 consolidated statement of operations.
      In the first quarter of 2005, the Company entered into an agreement with WMG pursuant to which WMG agreed to a cash purchase of the Company’s option at the time of the WMG public offering at a price based on the initial public offering price per share, net of any underwriters’ discounts. As a result of the estimated public offering price range, the Company adjusted the value of the option in the first quarter of 2005 to $165 million. In the second quarter of 2005, WMG’s registration statement was declared effective at a reduced price from its initial estimated range, and the Company received approximately $138 million from the sale of its option. As a result of these events, during 2005 the Company recorded a $53 million net gain related to this option, which is included as a component of Other income, net, in the accompanying 2005 consolidated statement of operations.
      As these transactions resulted in the disposition of its music operations, the Company has presented the results of operations and financial condition of the Music segment as discontinued operations for all periods presented.
      The 2004 income (charges) recorded in the accompanying consolidated statement of operations relate primarily to adjustments to the initial estimates of the assets sold to and liabilities assumed by the acquirors in such transactions and to the resolution of various tax matters surrounding the music business dispositions.
      Financial data of the Music operations, included in discontinued operations for 2004 and 2003, is as follows:

	For the Year
	Ended
	December 31,

	2004	2003

	(millions)
Total revenues	$780	$4,312
Pretax loss	(2)	(567)
Income tax benefit	123	72
Net income (loss)	121	(495)
      As of December 31, 2005 and 2004, there are $50 million and $88 million, respectively, of liabilities associated with the former music operations recorded on the Company’s balance sheet. The liabilities are principally related to severance payments to former employees of the music operations, and at December 31, 2004, pension obligations to former employees of the Music segment, which were retained by Time Warner.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	OTHER SIGNIFICANT BUSINESS ACQUISITIONS AND DISPOSITIONS

2004 Transactions

Acquisition of Advertising.com
      On August 2, 2004, AOL completed the acquisition of Advertising.com for $445 million (net of cash acquired). Advertising.com purchases online advertising inventory from third-party websites and principally sells this inventory using performance-based advertising arrangements. During 2005, the purchase price allocation was finalized and the Company recorded $269 million of goodwill, $206 million of intangible assets subject to amortization for technology ($98 million), advertising and publisher relationships ($50 million), tradename ($40 million) and non-compete agreements ($18 million) related to the purchase of Advertising.com (Note 2). From the time it was acquired through December 31, 2004, Advertising.com contributed Advertising revenues of $97 million from sales of advertising run on third-party websites.

Sale of the Winter Sports Teams
      On March 31, 2004, the Company completed the sale of the Turner winter sports teams (the Atlanta Thrashers, an NHL team, and the Atlanta Hawks, an NBA team) and the entity holding the operating rights to Philips Arena, an Atlanta sports and entertainment venue, to Atlanta Spirit LLC (“Atlanta Spirit”). In addition to the $219 million of impairment charges recognized in 2003, the Company recorded an approximate $7 million loss on the closing of the sale in the first quarter of 2004. As of December 31, 2005, Turner owns an approximate 10% interest in Atlanta Spirit and accounts for its interest in the limited liability company under the equity method of accounting.
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
      As a result of controlling Village Cinemas’ voting interest, Warner Bros. began consolidating the results of Warner Village in the second quarter of 2004. As permitted by U.S. GAAP, Warner Village results have been consolidated retroactive to the beginning of the year. For the year ended December 31, 2004, Warner Village revenues were $101 million and its Operating Income was $3 million.

2003 Transactions

Sale of Time Life
      In December 2003, the Company sold its Time Life Inc. (“Time Life”) operations to Direct Holdings Worldwide LLC (“Direct Holdings”), a venture of Ripplewood Holdings LLC and ZelnickMedia Corporation. In connection with the transaction, the Company recognized a loss of $29 million. Under the terms of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sale transaction, the Company did not receive any cash consideration and instead agreed to a contingent consideration arrangement under which it will receive payments in the future if the business sold meets certain performance targets. Specifically, the Company would receive consideration equal to four times the amount by which the average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period exceeds $10 million. Based on the recent performance of Time Life, the Company does not believe, at this time, that it is probable that significant additional consideration will be received under this arrangement. The Company will not record this contingent payment as incremental proceeds on the sale of the Time Life business unless and until the point at which all contingencies with regard to the payment have been resolved.
      In conjunction with this transaction, the Company entered into multi-year service agreements with Direct Holdings to provide certain fulfillment, customer service and related services primarily for Time Life’s European operations. In addition, the Company agreed to license the name “Time Life” to Direct Holdings for ten years, with an additional ten-year renewal option. The Company will receive royalty payments from Direct Holdings beginning in 2005. The Company believes that the terms of the licensing arrangement and fulfillment service agreements are at market rates and, accordingly, no amounts have been allocated to either agreement. Finally, as part of the transaction, the Company provided for up to $13 million in financing to Direct Holdings, of which only $8 million was funded and subsequently repaid in the first quarter of 2005.

Sale of U.K. Cinemas
      In the second quarter of 2003, the Company recognized a $43 million gain on the sale of its interest in U.K. cinemas, which had previously been consolidated by the Filmed Entertainment segment.

5.	TIME WARNER CABLE INC.

Ownership
      Comcast Corporation (“Comcast”) has a 21% economic interest in Time Warner Cable Inc.’s (“TWC Inc.”) cable business held through a 17.9% direct common ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% common ownership interest in TWC Inc. (representing an 89.3% voting interest) and a limited partnership interest in TWE representing a 1% residual equity interest. Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The remaining interests in TWE are held indirectly by TWC Inc.

Adelphia/Comcast

Adelphia Acquisition Agreement
      On April 20, 2005, a subsidiary of the Company, Time Warner NY Cable LLC (“TW NY”), and Comcast each entered into separate definitive agreements with Adelphia to, collectively, acquire substantially all the assets of Adelphia Communications Corporation (“Adelphia”) for a total of $12.7 billion in cash (of which TW NY will pay $9.2 billion and Comcast will pay the remaining $3.5 billion) and 16% of the common stock of TWC Inc. (the “Adelphia Acquisition”).
      At the same time that Comcast and TW NY entered into the Adelphia agreements, Comcast, TWC Inc. and/or their respective affiliates entered into agreements providing for the redemption of Comcast’s interests in TWC Inc. and TWE (the “TWC Inc. Redemption Agreement” and the “TWE Redemption Agreement,” respectively, and, collectively, the “TWC Inc. and TWE Redemption Agreements”). Specifically, Comcast’s 17.9% interest in TWC Inc. will be redeemed in exchange for stock of a subsidiary of TWC Inc. holding cable systems serving approximately 587,000 subscribers (as of December 31, 2004), as well as approximately

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.9 billion in cash. In addition, Comcast’s 4.7% interest in TWE will be redeemed in exchange for interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers (as of December 31, 2004), as well as approximately $133 million in cash. TWC Inc., Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (“Cable Swaps”).
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
      The transactions are subject to customary regulatory review and approvals, including antitrust review by the Federal Trade Commission (“FTC”) pursuant to the Hart-Scott-Rodino Act, review by the Federal Communications Commission (“FCC”) and local franchise approvals, as well as, in the case of the Adelphia Acquisition, the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction over Adelphia’s Chapter 11 case and Adelphia’s creditors. On January 31, 2006, the FTC completed its antitrust review of the transaction and closed its investigation without further action. The parties are awaiting final clearance from the FCC and local franchise approvals, as well as completion of the bankruptcy process. The parties expect to close the Adelphia Acquisition during the second quarter of 2006.
      The closing of the Adelphia Acquisition is not dependent on the closing of the Cable Swaps or the transactions contemplated by the TWC Inc. and TWE Redemption Agreements. Furthermore, if Comcast fails to obtain certain necessary governmental authorizations, TW NY has agreed to acquire the cable operations of Adelphia that would have been acquired by Comcast, with the purchase price payable in cash or TWC Inc. stock at the Company’s discretion.

Amendments to Existing Arrangements
      In addition to entering into the agreements relating to the Adelphia Acquisition, the Redemption Agreements and Cable Swap agreements described above, in April 2005 TWC Inc. and Comcast amended certain pre-existing agreements. The objective of these amendments is to terminate these agreements contingent upon the completion of the transactions provided for in the Redemption Agreements. The following brief description of these agreements does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of such agreements.
      Registration Rights Agreement. In conjunction with the restructuring of TWE completed in 2003 (the “TWE Restructuring”), TWC Inc. granted Comcast and certain affiliates registration rights related to the shares of TWC Inc. Class A common stock acquired by Comcast in the TWE Restructuring. In connection with the entry into the TWC Redemption Agreement, Comcast generally has agreed not to exercise or pursue registration rights with respect to the TWC Class A Common Stock owned by it until the earlier of the date upon which the TWC Redemption Agreement is terminated in accordance with its terms and the date upon which TWC Inc.’s offering of equity securities to the public for cash for its own account in one or more transactions registered under the Securities Act of 1933 exceeds $2.1 billion. TWC Inc. does, however, have an obligation to file a shelf registration statement on June 1, 2006, covering all of the shares of the TWC Class A Common Stock if the TWC Redemption has not occurred as of such date.
      Tolling and Optional Redemption Agreements. On April 20, 2005, subsidiary of TWC Inc., Comcast and certain of its affiliates entered into an amendment (the “Second Tolling Amendment”) to the Tolling and Optional Redemption Agreement, dated as of September 24, 2004, as amended, pursuant to which the parties agreed that if both of the Redemption Agreements terminate, TWC Inc. will redeem 23.8% of Comcast’s 17.9% ownership of TWC Class A Common Stock in exchange for 100% of the common stock of a TWC Inc.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiary that will own certain cable systems serving approximately 148,000 basic subscribers (as of December 31, 2004) plus approximately $422 million in cash. In addition, on May 31, 2005, a subsidiary of TWC Inc., Comcast and certain of its affiliates entered into the Alternate Tolling and Optional Redemption Agreement (the “Alternate Tolling Amendment”). Pursuant to the Alternate Tolling Amendment, the parties agreed that if the TWC Inc. Redemption Agreement terminates, but the TWE Redemption Agreement is not terminated, TWC Inc. will redeem 23.8% of Comcast’s 17.9% ownership of TWC Inc. Class A common stock in exchange for 100% of the common stock of a TWC Inc. subsidiary which will own certain cable systems serving approximately 148,000 basic subscribers (as of December 31, 2004) plus approximately $422 million in cash.

Cable Television System Joint Ventures
      On May 1, 2004, the Company completed the restructuring of two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), previously a 50-50 joint venture between Comcast and TWE serving approximately 297,000 basic video subscribers as of December 31, 2005, and Texas Cable Partners, L.P. (“TCP”), previously a 50-50 joint venture between Comcast and the TWE-Advance/Newhouse Partnership (“TWE-A/N”) serving approximately 1.260 million basic video subscribers as of December 31, 2005. Prior to the restructuring, the Company accounted for its investment in these joint ventures using the equity method. Under the restructuring, KCCP was merged into TCP, which was renamed “Texas and Kansas City Cable Partners, L.P.” Following the restructuring, the combined partnership was owned 50% by Comcast and 50% collectively by TWE and TWE-A/N. In February 2005, TWE’s interest in the combined partnership was contributed to TWE-A/N in exchange for preferred equity in TWE-A/N. Since the net assets of the combined partnership were owned 50% by TWC Inc. and 50% by Comcast both before and after the restructuring and there were no changes in the rights or economic interests of either party, the Company viewed the transaction as a non-substantive reorganization to be accounted for at book value, similar to the transfer of assets under common control. TWC Inc. continues to account for its investment in the restructured joint venture using the equity method. Beginning on June 1, 2006, either TWC Inc. or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City, southwest Texas and New Mexico systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the dissolution would own the remaining pool of systems and any debt associated with that pool.
      In conjunction with the Adelphia Acquisition, TWC Inc. and Comcast agreed that if the Adelphia Acquisition and Cable Swaps occur and if Comcast receives the pool of assets consisting of the Kansas City, southwest Texas and New Mexico systems upon distribution of the Texas and Kansas City Cable Partners, L.P. assets as described above, Comcast will have an option, exercisable for 180 days commencing one year after the date of such distribution, to require TWC Inc. or a subsidiary to transfer to Comcast, in exchange for the southwest Texas and New Mexico systems, certain cable systems held by TWE and its subsidiaries.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES
      The Company’s investments consist of equity-method investments, fair-value investments, including available-for-sale investments, and cost-method investments. Time Warner’s investments, by category, consist of:

	December 31,

	2005	2004

	(millions)
Equity-method investments	$2,574	$2,624
Fair-value investments, including available-for-sale investments(a)	820	1,958
Cost-method investments(a)	124	121

Total	$3,518	$4,703

(a)	The fair value and cost basis of Time Warner’s fair-value and cost-method investments were approximately $944 million and $861 million, respectively, as of December 31, 2005, and $2.079 billion and $991 million, respectively, as of December 31, 2004.
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
      At December 31, 2005, investments accounted for using the equity method, and the ownership percentage held by Time Warner, primarily include the following: certain cable joint ventures (50% owned), Courtroom Television Network (“Court TV”) (50% owned), certain network and filmed entertainment joint ventures (generally 25-50% owned) and Time Warner Telecom Inc. (“Time Warner Telecom”) (44% owned). Time Warner has investments accounted for using the equity method of accounting that are publicly traded, including Time Warner Telecom. Based on the closing share price as of December 31, 2005, the value of Time Warner’s investment in Time Warner Telecom approximated $496 million. As of December 31, 2005, the Company’s investment in Time Warner Telecom had a carrying value of zero primarily due to impairments recognized in previous years.
      At December 31, 2005, the Company’s recorded investment in certain cable joint ventures and Court TV were greater than its equity in the underlying net assets of these equity method investees by approximately $1.9 billion. This difference was primarily due to fair value adjustments recorded in connection with the AOL-Historic TW Merger.
Fair-Value Investments, Including Available-for-Sale Investments
      Investments in companies in which Time Warner does not have a controlling interest or is unable to exert significant influence are accounted for at fair value if the investments are publicly traded and resale

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restrictions of less than one year exist (“available-for-sale investments”). The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	December 31,

	2005	2004

	(millions)
Cost basis of available-for-sale investments	$50	$77
Gross unrealized gain(a)	85	1,089
Gross unrealized loss	(2)	(1)

Fair-value of available-for-sale investments	$133	$1,165

Deferred tax liability	$33	$435

(a)	2004 includes a gross unrealized gain of approximately $965 million related to Google. During 2005, the Company sold its remaining 5.1 million shares of Google’s Class B common stock. The Company received total cash consideration of approximately $940 million, resulting in a gain of approximately $925 million recognized in the second quarter of 2005, which is included as a component of Other income, net.
    During 2005, 2004 and 2003 there were $995 million, $25 million and $169 million, respectively, of unrealized gains reclassified from Accumulated other comprehensive income, net to Other income, net in the consolidated statement of operations, based on the specific identification method.
      Also included within fair-value investments at December 31, 2005 and 2004 are equity derivatives of $6 million and $92 million, respectively, and amounts related to the Company’s deferred compensation program of $681 million and $701 million, respectively. Equity derivatives are recorded at fair value in the accompanying consolidated balance sheet, and the related gains and losses are included as a component of Other income, net. The deferred compensation program is an elective program whereby eligible employees may defer a portion of their annual compensation. A corresponding liability is included within current or noncurrent other liabilities as appropriate.
Cost-Method Investments
      Investments in companies that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. The Company’s cost-method investments typically include investments in start-up companies and investment funds. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least annually. No single investment individually or in the aggregate is considered significant for the periods presented.
2005 Transactions
      For the year ended December 31, 2005, the Company recognized net gains of $1.028 billion primarily related to the sale of investments, including a $925 million gain on the sale of the Company’s remaining investment in Google, a $36 million gain, which was previously deferred, related to the Company’s 2002 sale of a portion of its interest in Columbia House Holdings (“Columbia House”) and an $8 million gain on the sale of its 7.5% remaining interest in Columbia House and simultaneous resolution of a contingency for which the Company had previously accrued. In addition, the Company also recorded a $53 million net gain related to the sale of the Company’s option in WMG (Note 3).
2004 Transactions
      For the year ended December 31, 2004, the Company recognized net gains of $453 million, primarily related to the sale of investments, including a $188 million gain related to the sale of a portion of the Company’s interest in Google, and a $113 million gain related to the sale of the Company’s interest in VIVA Media AG (“VIVA”) and VIVA Plus, and a $44 million gain on the sale of the Company’s interest in Gateway Inc. (“Gateway”). In addition, the Company also recorded a $50 million fair value adjustment related to the increase in the WMG option’s carrying value (Note 3).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 Transactions
      For the year ended December 31, 2003, the Company recognized $797 million of gains from the sale of investments, including a $513 million gain from the sale of the Company’s interest in Comedy Central, a $52 million gain from the sale of the Company’s interest in chinadotcom, a $50 million gain from the sale of the Company’s interest in Hughes Electronics Corp. (“Hughes”) and gains of $66 million on the sale of the Company’s equity interests in international cinemas not previously consolidated.
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
      In evaluating the factors described above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criterion”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criterion”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances in which impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., there is a plan to sell the security in the near term and the fair value is below the Company’s cost basis).
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
      For the year ended December 31, 2005, investment gains were partially offset by $16 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines, including a $13 million writedown of the Company’s investment in n-tv KG (“NTV-Germany”). The year ended December 31, 2005 also included $1 million of losses to reflect market fluctuations in equity derivative instruments.
      For the year ended December 31, 2004, investment gains were partially offset by $15 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $14 million of losses to reflect market fluctuations in equity derivative instruments.
      For the year ended December 31, 2003, investment gains were partially offset by $212 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value. Included in the 2003 charges were a writedown of $77 million related to the Company’s equity interest in AOL Japan and a $71 million writedown related to the Company’s equity interest in NTV-Germany. Investment gains also included $8 million of gains to reflect market fluctuations in equity derivative instruments.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The portion of the above charges relating to publicly traded securities was $3 million in 2005, $4 million in 2004 and $83 million in 2003.
      While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value.

7.	INVENTORIES AND FILM COSTS
      Inventories and film costs consist of:

	December 31,

	2005	2004

	(millions)
Programming costs, less amortization	$2,922	$2,599
Videocassettes, DVDs, books, paper and other merchandise	464	522
Film costs — Theatrical:
Released, less amortization	747	893
Completed and not released	157	60
In production	1,046	843
Development and pre-production	80	51
Film costs — Television:
Released, less amortization	529	493
Completed and not released	230	191
In production	545	494
Development and pre-production	2	6

Total inventories and film costs(a)	6,722	6,152
Less: current portion of inventory(b)	(1,806)	(1,737)

Total noncurrent inventories and film costs	$4,916	$4,415

(a)	Does not include $2.903 billion and $3.137 billion of net film library costs as of December 31, 2005 and December 31, 2004, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet (Note 2).
(b)	Current inventory as of December 31, 2005 and December 31, 2004 is comprised of programming inventory at the Networks segment ($1.340 billion and $1.215 billion, respectively), books, magazines, paper and other merchandise at the Publishing segment ($224 million and $199 million, respectively), DVDs and videocassettes at the Filmed Entertainment segment ($239 million and $318 million, respectively) and general merchandise at the AOL segment ($3 million and $5 million, respectively).
    Approximately 88.39% of unamortized film costs for released theatrical and television product are expected to be amortized within three years from December 31, 2005. In addition, approximately $1.2 billion of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve month period ending December 31, 2006.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
      Financing capacity and long-term debt consists of:

	Weighted Average				Unamortized	2005	Outstanding Debt
	Interest Rate at		2005		Discount on	Unused	at December 31,
	December 31,		Committed	Letters of	Commercial	Committed
	2005	Maturities	Capacity	Credit(a)	Paper	Capacity	2005	2004

Cash and equivalents			$4,220	$—	$—	$4,220
Bank credit agreement debt and commercial paper programs(b)	4.36%	2009	11,000	222	4	9,673	$1,101	$1,523
Fixed-rate public debt(b)(c)	7.29%	2006-2036	18,863	—	—	—	18,863	20,393
Other fixed-rate obligations(d)	8.00%	—	366	—	—	—	366	459

Total debt			34,449	222	4	13,893	20,330	22,375
Debt due within one year(e)			(92)	—	—	—	(92)	(1,672)

Total long-term debt			$34,357	$222	$4	$13,893	$20,238	$20,703

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	The bank credit agreements, commercial paper programs and fixed-rate public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 13 years.
(c)	The Company has reclassified $1.546 billion in debt due in 2006 to long-term in the accompanying consolidated balance sheet to reflect management’s ability and intent to refinance the obligations on a long-term basis.

(d)	Includes capital lease obligations.

(e)	Debt due within one year as of December 31, 2005 primarily relates to capital lease obligations.
Bank Credit Agreements and Commercial Paper Programs
      In the first quarter of 2006, Time Warner and TWC Inc. entered into $21.0 billion of bank credit agreements, which consist of an amended and restated $7.0 billion five-year revolving credit facility at Time Warner, an amended and restated $6.0 billion five-year revolving credit facility at TWC Inc. (including $2.0 billion of increased commitments), a new $4.0 billion five-year term loan facility at TWC Inc., and a new $4.0 billion three-year term loan facility at TWC Inc. Collectively, these facilities refinanced $11.0 billion of previously existing committed bank financing, while the $2.0 billion increase in the TWC Inc. revolving credit facility and the $8.0 billion of new TWC Inc. term loan facilities are available to finance, in part, the cash portions of the pending Adelphia Acquisition. As discussed below, the increase in the revolving credit facility and the two term loans at TWC Inc. become effective concurrent with the closing of the Adelphia Acquisition.

Time Warner Credit Agreement
      Following the refinancing transactions described above, Time Warner has a $7.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 17, 2011 (the “TW Facility”), which refinanced an existing $7.0 billion revolving credit facility with a maturity date of June 30, 2009. The permitted borrowers under the TW Facility are Time Warner and Time Warner International Finance Limited (the “Borrowers”). The obligations of both Time Warner and Time Warner International Finance

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Limited are directly or indirectly guaranteed by AOL, Historic TW, Turner and Time Warner Companies, Inc. The obligations of Time Warner International Finance Limited are also guaranteed by Time Warner.
      Borrowings under the TW Facility bear interest at a rate determined by the credit rating of Time Warner, which rate is currently LIBOR plus 0.27% per annum (LIBOR plus 0.39% as of December 31, 2005). In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the TW Facility at a rate determined by the credit rating of Time Warner, which rate is currently 0.08% per annum (0.11% per annum as of December 31, 2005). The Borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the TW Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.
      The TW Facility provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The TW Facility contains a maximum leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner, which is the same leverage ratio covenant in effect at December 31, 2005. The terms and related financial metrics associated with the leverage ratio are defined in the TW Facility agreement. At December 31, 2005, the Company was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreement, of approximately 1.6 times. The TW Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes, and unused credit is available to support borrowings under commercial paper programs. As of December 31, 2005, there were no loans outstanding and $67 million in outstanding face amount of letters of credit were issued under the TW Facility.
TWC Inc. Credit Agreements
      Following the financing transactions described above, TWC Inc. has a $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”). This represents a refinancing of TWC Inc.’s existing $4.0 billion of committed revolving bank commitments with a maturity date of November 23, 2009, plus an increase of $2.0 billion effective concurrent with the closing of the Adelphia Acquisition. Also effective concurrent with the closing of the Adelphia Acquisition are two $4 billion term loan facilities (the “Cable Term Facilities” and, collectively with the Cable Revolving Facility, the “Cable Facilities”) with maturities of 3 years and 5 years, respectively. TWE is no longer a borrower in respect of any of the Cable Facilities, although TWE and Time Warner NY Cable LLC have guaranteed the obligations of TWC Inc. under the Cable Facilities, and Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”) (both indirect wholly-owned subsidiaries of Time Warner but not subsidiaries of TWC Inc.) have each guaranteed a pro-rata portion of TWE’s guarantee obligations under the Cable Facilities. There are generally no restrictions on the ability of WCI and ATC to transfer material assets to parties that are not guarantors.
      Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC Inc., which rate is currently LIBOR plus 0.27% per annum (LIBOR plus 0.39% as of December 31, 2005). In addition, TWC Inc. is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC Inc., which rate is currently 0.08% per annum (0.11% per annum as of December 31, 2005). TWC Inc. may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Cable Term Facilities bear interest at a rate based on the credit rating of TWC Inc., which rate is currently LIBOR plus 0.40% per annum. In addition, TWC Inc. is required to pay a facility fee on the aggregate commitments under the Cable Term Facilities beginning prior to the closing of the Adelphia Acquisition at a rate determined by the credit rating of TWC Inc., which rate is currently 0.08% per annum.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC Inc., which is the same leverage ratio covenant in effect at December 31, 2005. The terms and related financial metrics associated with the leverage ratio are defined in the Cable Facility agreements. At December 31, 2005, TWC Inc. was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 1.2 times. The Cable Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC Inc. Borrowings under the Cable Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under commercial paper programs. Borrowings under the Cable Term Facilities will be used to assist in financing the cash portions of the Adelphia Acquisition. As of December 31, 2005, there were $155 million of letters of credit outstanding under the Cable Revolving Facility, and approximately $1.101 billion of commercial paper was supported by the Cable Revolving Facility.
Commercial Paper Programs
      Time Warner maintains a $5.0 billion unsecured commercial paper program. Included as part of the $5.0 billion commercial paper program is a $2.0 billion European commercial paper program under which Time Warner can issue European commercial paper. The obligations of Time Warner are directly and indirectly guaranteed by AOL, Historic TW, Turner and Time Warner Companies, Inc. Proceeds from the commercial paper program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper borrowings at Time Warner are supported by the unused committed capacity of the $7.0 billion TW Facility. As of December 31, 2005, there was no commercial paper outstanding under the Time Warner commercial paper program.
      TWC Inc. maintains a $2.0 billion unsecured commercial paper program. Commercial paper borrowings at TWC Inc. are supported by the unused committed capacity of the $6.0 billion Cable Revolving Facility. TWE is a guarantor of commercial paper issued by TWC Inc. In addition, WCI and ATC (both indirect wholly-owned subsidiaries of the Company but not subsidiaries of TWC Inc. or TWE) have each guaranteed a pro-rata portion of TWE’s guarantee obligations under the commercial paper issued by TWC Inc., although there are generally no restrictions on the ability of WCI and ATC to transfer material assets (other than their interests in TWC Inc. or TWE) to parties that are not guarantors. The commercial paper issued by TWC Inc. rank pari passu with TWC Inc.’s and TWE’s other unsecured senior indebtedness. As of December 31, 2005, there was approximately $1.101 billion of commercial paper outstanding under the TWC Inc. commercial paper program.
TWE Bond Indenture
      On November 1, 2004, TWE, TWC Inc., certain other affiliates of the Company, and the Bank of New York, as Trustee, entered into the Ninth Supplemental Amendment to the Indenture governing approximately $3.2 billion of notes issued by TWE (the “TWE bonds”). As a result of this supplemental indenture, Time Warner NY Cable Inc., a subsidiary of TWC Inc. and a general partner of TWE, assumed certain statutorily imposed liabilities with respect to the TWE bonds.
Fixed-Rate Public Debt
Convertible Notes
      During December 1999, AOL sold $2.3 billion principal at maturity of Zero-Coupon Convertible Subordinated Notes due December 6, 2019 (the “Zero-Coupon Notes”), and received net proceeds of approximately $1.2 billion. The Zero-Coupon Notes had a 3% yield to maturity and were convertible into

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Time Warner’s common stock at a conversion rate of 5.8338 shares of common stock for each $1,000 principal amount at maturity of the Zero-Coupon Notes (equivalent to a conversion price of $94.4938 per share based on the initial offering price of the Zero-Coupon Notes). During 2004, the Company purchased on the open market and retired $219 million of the face value of these securities. Also, in December 2004, the Company redeemed the remaining Zero-Coupon Notes (other than a small amount of the Zero-Coupon Notes that were exchanged for a nominal amount of common shares), having a value at maturity of approximately $1.9 billion, for approximately $1.2 billion in cash.
Other Publicly Issued Debt
      Time Warner and certain of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding debt issues ranged from five to 40 years and the interest rates ranged from 6.125% to 10.15%. At December 31, 2005 and December 31, 2004, the total debt outstanding from these offerings was $18.863 billion and $20.393 billion, respectively.
Capital Leases
      The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations totaled $626 million and $622 million as of December 31, 2005 and 2004, respectively. Related accumulated amortization totaled $459 million and $396 million as of December 31, 2005 and 2004, respectively.
      Future minimum capital lease payments at December 31, 2005 are as follows (millions):

2006	$83
2007	36
2008	20
2009	11
2010	8
Thereafter	43

Total	201
Amount representing interest	(28)

Present value of minimum lease payments	173
Current portion	(77)

Total long-term portion	$96

Interest Expense and Maturities
      Interest expense amounted to $1.622 billion in 2005, $1.754 billion in 2004 and $1.926 billion in 2003. The weighted average interest rate on Time Warner’s total debt was 7.14% at December 31, 2005, and 6.88% at December 31, 2004. The rate on debt due within one year, primarily capital lease obligations in 2005, was approximately 8% and 6% at December 31, 2005 and December 31, 2004, respectively. The Company recognized interest income of $356 million in 2005, $221 million in 2004 and $192 million in 2003.
      Annual repayments of long-term debt, excluding capital lease obligations, for the five years subsequent to December 31, 2005 consist of $1.557 billion due in 2006, $1.583 billion due in 2007, $844 million due in 2008, $1.113 billion due in 2009, $8 million due in 2010 and $14.982 billion thereafter. The Company has reclassified $1.546 billion of the $1.557 billion in debt due in 2006 to long-term in the accompanying

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated balance sheet to reflect management’s ability and intent to refinance the obligations on a long-term basis.
Fair Value of Debt
      Based on the level of interest rates prevailing at December 31, 2005, the fair value of Time Warner’s fixed-rate debt exceeded its carrying value by $1.531 billion. At December 31, 2004, the fair value of fixed-rate debt exceeded the carrying value by $3.007 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.
Accounts Receivable Securitization Facilities
      Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of up to $805 million of cash on available accounts receivable. At December 31, 2005, there was no available capacity on these facilities. In connection with each of these securitization facilities, Time Warner sells, on a revolving and nonrecourse basis, a percentage ownership interest in certain of its accounts receivable (“Pooled Receivables”) through a special purpose entity (“SPE”) to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as sales in accordance with FAS 140, because the Company has relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.
      As proceeds for the accounts receivable sold to the applicable SPE, Time Warner receives cash, which there is no obligation to repay, and an interest-bearing retained interest, which is included in receivables on the accompanying consolidated balance sheet. In addition, Time Warner services the Pooled Receivables on behalf of the applicable SPE. Income received by Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The retained interest, which has been adjusted to reflect the portion that is not expected to be collectible, bears an interest rate that varies with the prevailing market interest rates. The retained interest may become uncollectible to the extent that the applicable SPE has credit losses and operating expenses. For this reason and because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both December 31, 2005 and December 31, 2004. The retained interest related to the sale of Pooled Receivables to a SPE is reflected in receivables on the Company’s consolidated balance sheet, and was $1.348 billion at December 31, 2005 and $1.084 billion at December 31, 2004. Net proceeds repaid under Time Warner’s accounts receivable securitization programs were $151 million in 2004. Net proceeds obtained from accounts receivable securitization programs were $97 million in 2005.
Backlog Securitization Facility
      Time Warner also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date (“Backlog Contracts”). In connection with this securitization facility, Time Warner sells, on a revolving basis without credit recourse, an undivided interest in the Backlog Contract receivables to multi-seller third-party commercial paper conduits. The Company is not the primary beneficiary with regard to these commercial paper conduits and, accordingly, does not consolidate their operations. As of December 31, 2005, Time Warner had approximately $142 million of unused capacity under this facility.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that has already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenue in long-term liabilities in the accompanying consolidated balance sheet. The amount of deferred revenue, net of required reserves, reflected on Time Warner’s accompanying consolidated balance sheet related to the backlog securitization facility was $335 million and $437 million at December 31, 2005 and December 31, 2004, respectively. Total backlog contracts outstanding were approximately $4.5 billion at December 31, 2005 and $3.7 billion at December 31, 2004.
Covenants and Rating Triggers
      Each of the Company’s bank credit agreements, public debt and financing arrangements with SPEs contain customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the public debt beyond any grace period constitutes a default which can require immediate payment of the outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event, which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the bank credit agreements and facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease. There are no rating-based defaults or covenants in the bank credit agreements, public debt or financing arrangements with SPEs.
      As of December 31, 2005, and through the date of this filing, the Company was in compliance with all covenants in its bank credit agreements, public debt and financing arrangements with SPEs. Management does not anticipate that the Company will have any difficulty in the foreseeable future complying with the existing covenants.
Film Sale-Leaseback Arrangements
      From time to time the Company has entered into arrangements where certain film assets are sold to third-party investors that generate tax benefits to such investors that are not otherwise available to the Company. The specific forms of these transactions differ, but generally are sale-leaseback arrangements with third-party SPEs owned by the respective investors. At December 31, 2005, such SPEs were capitalized with approximately $3.5 billion of debt and equity from the third-party investors. The Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs, but does have a performance guarantee to produce the film assets sold to these vehicles. The Company does not consolidate these SPEs. Instead, the Company accounts for these arrangements based on their substance. That is, the net benefit received by the Company from these transactions is recorded as a reduction of film costs. These transactions resulted in reductions of film costs totaling $132 million, $177 million and $80 million during the years ended December 31, 2005, 2004 and 2003, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES
      Domestic and foreign income (loss) before income taxes, discontinued operations and cumulative effect of accounting change are as follows:

	Years Ended December 31,

	2005	2004	2003

	(millions)
Domestic	$3,512	$4,517	$4,393
Foreign	580	390	123

Total	$4,092	$4,907	$4,516

      Current and deferred income taxes (tax benefits) provided are as follows:

	Years Ended December 31,

	2005	2004	2003

	(millions)
Federal:
Current(a)	$193	$191	$(6)
Deferred	966	1,030	824
Foreign:
Current(b)	259	206	286
Deferred	116	35	(4)
State and Local:
Current(a)	134	147	121
Deferred	(481)	89	149

Total	$1,187	$1,698	$1,370

(a)	Excludes federal, state and local tax benefits of $140 million in 2005, $222 million in 2004 and $162 million in 2003 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital except for $25 million in 2004, which was credited to goodwill. In addition, excludes federal, state and local tax benefits of $10 million in 2005 related to changing the fiscal year-end of certain international operations from November 30 to December 31.
(b)	Includes foreign withholding taxes of $144 million in 2005, $149 million in 2004 and $150 million in 2003.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
    The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Years Ended December 31,

	2005	2004	2003

	(millions)
Taxes on income at U.S. federal statutory rate	$1,432	$1,718	$1,581
State and local taxes, net of federal tax benefits	127	174	222
Nondeductible goodwill impairments	10	—	8
Legal reserves related to securities litigation and the government investigations	228	126	—
Foreign income taxed at different rates, net of U.S. foreign tax credits (including benefits associated with certain foreign source income, i.e., extraterritorial income exclusion)	(113)	(156)	(68)
Capital loss utilization	(72)	(110)	(450)
State & local tax law changes(a)	(305)	—	—
State & local ownership restructuring and methodology changes(b)	(104)	—	—
Research and Development tax credits	(48)	—	—
Other	32	(54)	77

Total	$1,187	$1,698	$1,370

(a)	Represents changes to the method of taxation in Ohio and the method of apportionment in New York. In Ohio, the income tax is being phased-out and replaced with a gross receipts tax, while in New York the methodology for income apportionment is changing over time to a single receipts factor from a three factor formula.
(b)	Represents the restructuring of the Company’s partnership interests in Texas and certain other state methodology changes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
    Significant components of Time Warner’s net deferred tax liabilities are as follows:

	December 31,

	2005	2004

	(millions)
Deferred tax liabilities:
Assets acquired in business combinations	$15,082	$15,344
Depreciation and amortization	1,950	1,823
Unrealized appreciation of certain marketable securities	64	466
Unremitted earnings of foreign subsidiaries	64	47
Other	1,521	1,139

Total deferred tax liabilities	18,681	18,819

Deferred tax assets:
Tax attribute carryforwards	3,888	4,510
Receivable allowances and return reserves	432	364
Investments	746	1,037
Other	1,230	851
Valuation allowance(a)	(2,753)	(2,886)

Total deferred tax assets	3,543	3,876

Net deferred tax liability(b)	$15,138	$14,943

(a)	The Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets. Of the approximately $2.8 billion valuation allowance at December 31, 2005, $500 million were recorded through goodwill and $160 million were recorded through additional paid-in-capital. Therefore, if in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed against goodwill and additional paid-in-capital, to the extent thereof, with the remaining balance recognized in income.
(b)	The deferred tax liability balance at December 31, 2005 increased during the year due primarily to deferred tax liabilities recorded as part of the current year tax expense net of a decrease in deferred tax liabilities associated with certain marketable securities holding substantial appreciation that was realized for tax purposes upon sale during the year.
    U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.3 billion at December 31, 2005. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.
      U.S. federal tax attribute carryforwards at December 31, 2005, consist primarily of $5.0 billion of net operating losses, $44 million of capital losses, $166 million of research and development tax credits and $180 million of alternative minimum tax credits. In addition, the Company has approximately $1.8 billion of net operating losses in various foreign jurisdictions that are primarily from countries with unlimited carryforward periods. However, many of these foreign losses are attributable to specific operations that may not be utilized against certain other operations of the Company. The utilization of the U.S. federal carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. If the federal net operating losses are not utilized, they expire in varying amounts, starting in 2019 and continuing through 2023. The capital losses expire in 2008 and can be only utilized against capital gains. Research and development tax credits not utilized will expire in varying amounts starting primarily in 2017 and continuing through 2024. Alternative minimum tax credits do not expire. In addition, the Company holds certain assets that have tax basis greater than book basis. The Company has established deferred tax assets for such differences. However, in the event that such assets are sold or the tax basis otherwise realized, it is anticipated that such realization would generate additional losses for tax purposes. Because of the uncertainties surrounding the Company’s capacity to generate enough capital gains to utilize such losses, the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has in most instances offset these deferred tax assets with a valuation allowance. A majority of the valuation allowance outstanding at December 31, 2005 is attributable to these circumstances.
      In the normal course of business, the Company takes positions on its tax returns that may be challenged by domestic and foreign taxing authorities. Certain of these tax positions arise in the context of transactions involving the purchase, sale or exchange of businesses or assets. All such transactions are subject to substantial tax due diligence and planning, in which the underlying form, substance and structure of the transaction is evaluated. Although the Company believes it has support for the positions taken on its tax return, the Company has recorded a liability for its best estimate of the probable loss on certain of these transactions. This liability is included in other long term liabilities. The Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results.

10.	PREFERRED SECURITIES
Mandatorily Redeemable Preferred Securities
      In April 2003, the Company purchased the remaining 725,000 outstanding shares of redeemable preferred securities of AOL Europe with a liquidation preference of $725 million for $813 million in cash including accumulated dividends.
Mandatorily Convertible Preferred Stock
      As of December 31, 2004, the Company had outstanding one share of its Series A mandatorily convertible preferred stock, par value $0.10 per share, face value of $1.5 billion (the “Series A Preferred Stock”), held by a trust for the benefit of Comcast, that was issued on March 31, 2003, as part of the TWE Restructuring. In accordance with the terms of the stock, on March 31, 2005, the Series A Preferred Stock was automatically converted into 83,835,883 shares of common stock of the Company, valued at $1.5 billion, and such amount was reclassified to shareholders’ equity in the accompanying consolidated balance sheet.

11.	SHAREHOLDERS’ EQUITY
Shares Authorized and Outstanding
      As of December 31, 2005, shareholders’ equity of Time Warner included 87.2 million shares of Series LMCN-V common stock and 4.498 billion shares of common stock (net of approximately 208 million shares of common stock held in treasury). As of December 31, 2005, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. The outstanding shares of common stock include the 83,835,883 shares of common stock issued upon conversion of the one share of Series A Preferred Stock on March 31, 2005. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met. During 2005 and 2004, 18.5 million shares and 65.5 million shares, respectively, of Series LMCN-V common stock were converted into common stock.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock Repurchase Program
      On July 29, 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that allowed Time Warner to repurchase, from time to time, up to $5 billion of common stock over a two-year period ending in July 2007. In October 2005, Time Warner’s Board of Directors approved an increase in the amount authorized to be repurchased under the stock repurchase program to an aggregate of up to $12.5 billion of common stock. In February 2006, the Board of Directors authorized a further increase in the stock repurchase program and an extension of the program’s ending date. Under the extended program, the Company is authorized to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. From the program’s inception through December 31, 2005, the Company has repurchased approximately 126 million shares of common stock for approximately $2.2 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Common Stock Dividends
      On May 20, 2005, the Company announced that it would begin paying a regular quarterly cash dividend of $0.05 per share on its common stock beginning in the third quarter 2005. Under this dividend program, on September 15, 2005 and December 15, 2005, the Company paid cash dividends of $0.05 per share on its common stock to shareholders of record on August 31, 2005 and November 30, 2005, respectively. The total amount of dividends paid during 2005 was $466 million.
Dilutive Securities
      Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 599 million shares of the Company’s common stock at December 31, 2005, 704 million shares of the Company’s common stock at December 31, 2004 and 747 million shares of the Company’s common stock at December 31, 2003.

12.	STOCK-BASED COMPENSATION PLANS
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
      For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: dividend yields of 0.1%, 0% and 0%, respectively; expected volatility of 24.5%, 34.9% and 53.9%, respectively; risk-free interest rates of 3.91%, 3.07% and 2.56%, respectively; and expected terms to exercise of 4.79 years from the date of grant for 2005, 3.60 years from the date of grant for 2004 and 3.11 years from the date of grant for 2003. The weighted-average fair value of an option granted during the year was $5.10 ($3.06, net of taxes), $5.12 ($3.07, net of taxes) and $4.15 ($2.49, net of taxes) for the years ended December 31, 2005, 2004 and 2003, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity under all plans is as follows:

	Thousands of	Weighted-Average
	Shares	Exercise Price

Balance at December 31, 2002	657,440	$31.91
2003 Activity:
Granted	96,867	10.91
Exercised	(53,697)	6.96
Cancelled	(50,008)	36.67

Balance at December 31, 2003	650,602	30.48
2004 Activity:
Granted	70,839	17.27
Exercised	(49,414)	7.14
Cancelled	(53,029)	35.45

Balance at December 31, 2004	618,998	30.41
2005 Activity:
Granted	53,091	17.95
Exercised	(36,972)	8.32
Cancelled	(44,430)	32.88

Balance at December 31, 2005	590,687	30.48

      Stock options exercisable and available for future grants are as follows:

	December 31,

	2005	2004	2003

	(thousands)
Exercisable	442,525	421,576	409,533
Available for future grants	116,232	159,921	220,611
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
	Outstanding	Life (in	Exercise	Exercisable as	Exercise
Range of Exercise Prices	as of 12/31/05	Years)	Price	of 12/31/05	Price

	(thousands)			(thousands)
Under $10.00	16,543	1.56	$4.48	16,352	$4.49
$10.01 to $15.00	112,177	4.77	11.40	79,366	11.76
$15.01 to $20.00	130,939	7.88	17.46	32,985	17.05
$20.01 to $30.00	87,226	5.18	25.79	72,700	25.63
$30.01 to $45.00	37,457	4.59	38.14	37,365	38.16
$45.01 to $50.00	137,838	4.65	48.03	136,008	48.03
$50.01 to $60.00	53,916	4.50	56.90	53,158	56.89
$60.01 to $90.00	14,515	4.62	68.39	14,515	68.39
$90.01 and above	76	3.96	96.72	76	96.72

Total	590,687	5.36	30.48	442,525	34.83

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For options exercised by employees of TWC Inc. and its subsidiaries, Time Warner is reimbursed by TWC Inc. and its subsidiaries for the amount by which the market value of Time Warner common stock exceeds the exercise price on the exercise date. There were 54.8 million and 48.4 million options held by employees of TWC Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, respectively, 34.6 million and 25.9 million, respectively, of which were exercisable.
Restricted Stock Plans
      Time Warner also has various restricted stock plans for employees and non-employee directors of the Board. Under these plans, shares of common stock or restricted stock units (“RSUs”) are granted which vest, generally between three to five years. Certain RSU awards provide for accelerated vesting upon retirement pursuant to the terms of the award agreement. During 2005, Time Warner issued approximately 3.8 million RSUs at a weighted-average fair value of $17.93. During 2004, Time Warner issued approximately 2.1 million shares of restricted stock at a weighted-average fair value of $17.27. During 2003, Time Warner issued approximately 4.4 million shares of restricted stock at a weighted-average fair value of $12.32. Compensation cost recognized for restricted stock was $27 million in 2005, $30 million in 2004 and $17 million in 2003.

13.	BENEFIT PLANS
      Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligations — Defined Benefit Plans

	Domestic		International

	December 31,		December 31,

	2005	2004	2005	2004

	(millions)		(millions)
Change in benefit obligations
Projected benefit obligation, beginning of year	$2,689	$2,355	$654	$517
Service cost	135	119	18	22
Interest cost	170	156	32	31
Actuarial loss	205	205	84	51
Benefits paid	(106)	(146)	(6)	(6)
Settlements and curtailments	—	—	1	—
Foreign currency exchange rates	—	—	(66)	39

Projected benefit obligation, end of year	$3,093	$2,689	$717	$654

Accumulated benefit obligation	$2,685	$2,356	$654	$600

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets — Defined Benefit Plans

	Domestic		International

	December 31,		December 31,

	2005	2004	2005	2004

	(millions)		(millions)
Change in plan assets
Fair value of plan assets, beginning of year	$2,642	$2,188	$571	$447
Actual return on plan assets	153	242	107	52
Employer contributions	181	358	103	45
Benefits paid	(106)	(146)	(6)	(6)
Foreign currency exchange rates	—	—	(57)	33

Fair value of plan assets, end of year	$2,870	$2,642	$718	$571

Funded Status

	Domestic		International

	December 31,		December 31,

	2005	2004	2005	2004

	(millions)		(millions)
End of year
Fair value of plan assets	$2,870	$2,642	$718	$571
Projected benefit obligation	3,093	2,689	717	654

Funded status	(223)	(47)	1	(83)
Unrecognized net actuarial loss	955	750	131	137
Unrecognized prior service cost	26	30	—	—

Net amount recognized	$758	$733	$132	$54

      Amounts recognized in the consolidated balance sheet consist of:

	Domestic		International

	December 31,		December 31,

	2005	2004	2005	2004

	(millions)		(millions)
Prepaid benefit cost	$962	$921	$135	$67
Accrued benefit cost	(323)	(279)	(6)	(62)
Intangible assets	16	18	—	—
Accumulated other comprehensive income	103	73	3	49

Net amount recognized	$758	$733	$132	$54

      Included in the change in benefit obligation table previously provided are the following projected benefit obligations and the accumulated benefit obligations for domestic unfunded defined benefit pension plans:

	Domestic

	December 31,

	2005	2004

	(millions)
Projected benefit obligation	$305	$263
Accumulated benefit obligation	$323	$279

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the domestic plans, as of December 31, 2005 and 2004, plan assets exceeded the accumulated benefit obligations in the funded pension plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for international funded pension plans with accumulated benefit obligation in excess of plan assets were $105 million, $99 million, and $96 million, respectively, at December 31, 2005, and $244 million, $232 million, and $192 million, respectively, at December 31, 2004.
Components of Net Periodic Benefit Costs

	Domestic			International

	December 31,			December 31,

	2005	2004	2003	2005	2004	2003

	(millions)			(millions)
Service cost	$135	$119	$106	$18	$22	$21
Interest cost	170	156	144	32	31	26
Expected return on plan assets	(207)	(173)	(122)	(37)	(36)	(23)
Amortization of prior service cost	4	4	4	—	—	—
Amortization of net loss	55	50	70	7	6	5

Net periodic benefit costs	$157	$156	$202	$20	$23	$29

      In addition, certain domestic employees of the Company participate in multi-employer pension plans, not included in the net periodic cost above, as to which the expense amounted to $62 million in 2005, $54 million in 2004 and $52 million in 2003.

Assumptions
      Weighted-average assumptions used to determine benefit obligations at December 31:

	Domestic			International

	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.00%	6.25%	4.90%	5.35%	5.50%
Rate of compensation increase	4.50%	4.50%	4.50%	4.60%	3.90%	3.80%
      Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Domestic			International

	2005	2004	2003	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%	5.35%	5.50%	5.65%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	7.10%	7.25%	7.55%
Rate of compensation increase	4.50%	4.50%	4.50%	3.90%	3.80%	3.70%
      For domestic plans, the discount rate was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation. The discount rate for international plans was determined by comparison against country-specific Aa Corporate Indices, adjusted for duration of the obligation. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return for domestic plans is based on an asset allocation assumption of 75% equity securities and 25% fixed-income securities. A similar approach has been utilized in selecting the expected long-term rate of return for plans covering international employees. The expected rate of return for each plan is based on its expected asset allocation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets
      Time Warner’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	Domestic		International

	December 31,		December 31,

	2005	2004	2005	2004

	(millions)		(millions)
Equity securities	75%	75%	70%	72%
Debt securities	25%	25%	30%	28%

Total	100%	100%	100%	100%

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
      The domestic pension plan assets include 4.4 million shares of Time Warner common stock in the amount of $77 million (3% of total plan assets) at December 31, 2005, and 4.4 million shares in the amount of $86 million (3% of total plan assets) at December 31, 2004.

Expected cash flows
      After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At December 31, 2005, there were no minimum required contributions for domestic funded plans and no discretionary or noncash contributions are currently planned. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2006 is approximately $18 million. In addition, the Company expects to fund an additional $17 million in connection with international plans in 2006.
      Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	Domestic	International

Expected benefit payments:
2006	$101	$9
2007	111	10
2008	115	11
2009	120	12
2010	122	14
2011 — 2015	738	103

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined contribution plans
      Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $148 million in 2005, $134 million in 2004 and $130 million in 2003. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.
Other postretirement benefit plans
      Time Warner also sponsors several unfunded other domestic postretirement benefit plans covering certain retirees and their dependents. Included in other long-term liabilities in the consolidated balance sheet are $177 million and $173 million for the years ended December 31, 2005 and 2004, respectively, related to these plans. In addition, the Company recognized expense of $16 million, $17 million and $19 million related to these plans for the years ended December 31, 2005, 2004 and 2003, respectively.

14.	MERGER AND RESTRUCTURING COSTS

Merger Costs
      In accordance with GAAP, Time Warner generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Certain merger costs were expensed as incurred as they either related to the operations of the acquirer, including the AOL operations with respect to the merger of AOL and Time Warner, now known as Historic TW, or otherwise did not qualify as a liability or cost assumed in a purchase business combination. In addition, the Company has begun incurring merger-related costs associated with the Adelphia Acquisition.

Merger Costs Capitalized as a Cost of Acquisition
      In connection with the AOL-Historic TW Merger, the Company reviewed its operations and implemented several plans to restructure the operations of both companies (“restructuring plans”). As part of the restructuring plans, the Company accrued a restructuring liability of approximately $1.031 billion during 2001. These restructuring accruals relate to costs to exit and consolidate certain activities of Historic TW, as well as costs to terminate employees across various Historic TW business units.
      As of December 31, 2005, out of the remaining liability of $32 million, $11 million was classified as a current liability, with the remaining $21 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected information relating to the restructuring costs included in the allocation of the cost to acquire Historic TW is as follows (millions):

	Employee	Other
	Termination	Exit Costs	Total

Initial accruals	$619	$412	$1,031

Restructuring liability as of December 31, 2003	$28	$36	$64
Cash paid — 2004	(14)	(7)	(21)
Noncash reductions — 2004(a)	(2)	(3)	(5)

Restructuring liability as of December 31, 2004	12	26	38
Cash paid — 2005	(5)	(3)	(8)
Noncash reductions — 2005(a)	—	(3)	(3)
Adjustments — 2005(b)	—	5	5

Restructuring liability as December 31, 2005	$7	$25	$32

(a)	Noncash reductions represent adjustments to the restructuring accrual, with a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.
(b)	Noncash adjustments represents primarily an adjustment to record interest imputed on certain liabilities that were initially recorded at the present value of the obligation.
2005 Merger Costs
      For the year ended December 31, 2005, the Company incurred non-capitalizable merger-related costs of approximately $8 million at the Cable segment related primarily to consulting fees covering integration planning for the Adelphia Acquisition. As of December 31, 2005, payments of $4 million have been made against this accrual. The remaining $4 million was classified as a current liability in the accompanying consolidated balance sheet.
Restructuring Costs
      In addition to the costs of activities related to the AOL-Historic TW Merger, the Company has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.
2005 Restructuring Costs
      For the year ended December 31, 2005, the Company incurred restructuring costs of approximately $116 million, including $17 million at the AOL segment, $34 million at the Cable segment, $33 million at the Filmed Entertainment segment, $4 million at the Networks segment and $28 million at the Publishing segment. These charges primarily related to various employee terminations and the total number of employees terminated was 1,333. As of December 31, 2005, 1,139 had been terminated. The termination costs occurred across each of the segments and ranged from senior executives to line personnel.
      As of December 31, 2005, out of the remaining liability of $91 million, $65 million was classified as a current liability, with the remaining $26 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2011.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected information relating to the 2005 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

2005 accruals	$109	$7	$116
Cash paid — 2005	(23)	(2)	(25)

Remaining liability as of December 31, 2005	$86	$5	$91

2004 Restructuring Costs
      For the year ended December 31, 2004, the Company incurred restructuring costs of $55 million related to employee terminations at the AOL segment. The number of employees terminated was 861 (770 domestic and 91 internationally) and all of the terminations had occurred by the end of the first quarter of 2005. During 2005, the Company incurred additional net restructuring costs of $1 million related to the AOL segment as a result of changes in estimates of previously established restructuring accruals.
      As of December 31, 2005, out of the remaining liability of $7 million, $4 million was classified as a current liability, with the remaining $3 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.
      Selected information relating to the 2004 restructuring costs is as follows (millions):

Employee
Terminations

2004 accruals	$55
Cash paid — 2004	(5)

Remaining liability as of December 31, 2004	50
Net additional accrual	1
Cash paid — 2005	(44)

Remaining liability as of December 31, 2005	$7

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
      As of December 31, 2005, out of the remaining liability of $12 million, $2 million was classified as a current liability, with the remaining liability of $10 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected information relating to the 2003 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

2003 accruals	$64	$45	$109
Cash paid — 2003	(17)	(1)	(18)

Remaining liability as of December 31, 2003	47	44	91
Cash paid — 2004	(42)	(4)	(46)
Noncash reductions — 2004(a)	(2)	(3)	(5)

Remaining liability as of December 31, 2004	3	37	40
Cash paid — 2005	(3)	(16)	(19)
Noncash reductions — 2005(a)	—	(9)	(9)

Remaining liability as of December 31, 2005	$—	$12	$12

(a)	Noncash reductions reflect changes in estimates of previously established restructuring accruals.
2002 Restructuring Costs
      During the year ended December 31, 2002, the Company incurred and accrued other restructuring costs of $327 million related to various contractual terminations and obligations, including certain contractual employee termination benefits. Of the $327 million of restructuring costs, $266 million related to the AOL segment, $46 million to the Corporate segment and $15 million to the Cable segment. The number of employees terminated was approximately 1,000. As of December 31, 2002, all terminations had occurred.
      As of December 31, 2005, out of the remaining liability of $15 million, $4 million was classified as a current liability, with the remaining liability of $11 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2010.
      Selected information relating to the 2002 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial accruals	$92	$235	$327

Remaining liability as of December 31, 2003	$52	$10	$62
Cash paid — 2004	(17)	(6)	(23)
Noncash reductions — 2004(a)	(12)	—	(12)

Remaining liability as of December 31, 2004	23	4	27
Cash paid — 2005	(9)	(3)	(12)

Remaining liability as of December 31, 2005	$14	$1	$15

(a)	During the second quarter of 2004, a $12 million severance accrual, initially established in 2002, was reversed in connection with the settlement of that accrual with the issuance of options to purchase stock of the Company. The obligation related to the option issuance was valued at $10 million and was reflected in shareholders’ equity.
Other Charges
      During 2004, in connection with relocating its Corporate headquarters, the Company recorded certain exit costs at the dates various floors of the former headquarters facility were no longer being occupied by employees of the Company. Of the $53 million net charge, approximately $26 million relates to a noncash write-off of a fair value lease adjustment, which was established in purchase accounting at the time of the AOL-Historic TW Merger. For the year ended December 31, 2005, the Company reversed approximately

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$4 million of this charge, which was no longer required due to changes in estimates. The remaining amount primarily relates to the accrual of the expected loss on the sub-lease of the building, which is expected to be incurred over the remaining term of the lease of approximately nine years, and represents the present value of such obligations.
      Through December 31, 2005, payments and other miscellaneous adjustments of $24 million were made against this liability.

15.	DERIVATIVE INSTRUMENTS
      Time Warner uses derivative instruments, principally forward and swap contracts, to manage the risk associated with movements in foreign currency exchange rates, the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations and equity price risk in the Company’s investment holdings. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Counterparty credit risk related to derivative financial instruments has historically been considered low because the transactions have been entered into with a number of strong, creditworthy financial institutions. The following is a summary of Time Warner’s risk management strategies and the effect of these strategies on Time Warner’s consolidated financial statements.
Foreign Currency Risk Management
      Foreign exchange derivative contracts are used primarily by Time Warner to manage the risk associated with volatility of future cash flows denominated in foreign currencies, primarily the British pound and the Euro, and changes in fair value resulting from changes in foreign currency exchange rates, primarily changes in the British pound and the Euro. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. This process generally coincides with the Company’s annual strategic planning period. Additionally, as transactions arise (or are planned) during the year that are exposed to foreign currency risk, and are unhedged at the time, the Company enters into derivative instruments (e.g., foreign currency forward contracts) to mitigate the exposure presented by such transactions. The Company’s most common use of foreign exchange derivative contracts relate to hedging (a) unremitted or forecasted future royalties and license fees to be received from the sale or anticipated sale of U.S. copyrighted products abroad, (b) foreign currency denominated assets and liabilities, (c) certain foreign currency denominated film production costs abroad and (d) other forecasted foreign currency denominated transactions. Time Warner records these foreign exchange contracts at fair value in Prepaid expenses and Other current assets or Other current liabilities in the consolidated balance sheet, depending on whether the contracts are in a net gain or net loss position. Derivative instruments that are used to hedge exposures to variability in foreign-currency-denominated cash flows are designated as cash flow hedges. Derivative instruments that are used to hedge the currency risk associated with foreign-currency-denominated operating assets and liabilities and unrecognized foreign-currency-denominated operating firm commitments are designated as fair value hedges. Derivative instruments are also entered into to offset the change in foreign currency denominated debt due to changes in the underlying foreign exchange rate. The Company considers the entire value of the derivative instrument (i.e., including any forward points) when assessing hedge effectiveness.
      At December 31, 2005, Time Warner had contracts for the sale of $2.981 billion and the purchase of $1.602 billion of foreign currencies at fixed rates, including net contracts for the sale of $380 million of the British pound and $735 million of the Euro. At December 31, 2004, Time Warner had contracts for the sale of $3.375 billion and the purchase of $1.714 billion of foreign currencies at fixed rates, including net contracts for the sale of $496 million of the British pound and $825 million of the Euro. For the years ended December 31, 2005, 2004 and 2003, Time Warner recognized gains of $82 million and losses of $177 million and $149 million, respectively, on foreign exchange contracts. Such amounts were largely offset by corresponding losses (gains in 2004 and 2003) from the transactions being hedged.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges
      For cash flow hedges, such as the hedge of forecasted royalty or license fees, the related gains or losses on these contracts are deferred in shareholders’ equity (as a component of accumulated other comprehensive income). These deferred gains and losses are recognized in income in the period in which the transaction being hedged is recognized in income and are reported as a component of Operating Income or Other income, net depending on where the hedged item is recognized. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income as a component of Other income, net.
      As previously noted, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash back into U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months to provide continuing coverage throughout the hedging period. At December 31, 2005, Time Warner had effectively hedged approximately 70% of the estimated net foreign currency exposures that principally relate to anticipated cash flows to be remitted to the United States over the hedging period.
      At December 31, 2005, Time Warner has recorded a liability of approximately $7 million for net losses on foreign currency derivatives used in cash flow hedges with the offset recorded in shareholders’ equity. Such amount is expected to be substantially recognized in income over the next twelve months at the same time the hedged item is recognized in income. For the years ended December 31, 2005, 2004 and 2003 approximately $23 million, $70 million and $44 million, respectively, of losses were reclassified to earnings from Accumulated other comprehensive income, net related to cash flow hedges. Included in these amounts were approximately $43 million, $44 million and $27 million, respectively, of losses that were included in Accumulated other comprehensive income, net at the end of the preceding year. During 2005, there were less than $1 million of losses resulting from the ineffectiveness of foreign currency cash flow hedges. During 2005, 2004 and 2003, amounts recorded resulting from the discontinuance of cash flow hedges, because it was probable that the original forecasted transaction would not occur within the specified time period, were less than $2 million in each respective period.

Fair Value Hedges and Other Derivative Contracts
      At December 31, 2005, Time Warner has recorded an asset of approximately $25 million for net gains on foreign currency derivatives used in fair value hedges of foreign currency denominated operating assets and liabilities. For fair value hedges, such as the hedge of firmly committed film production costs abroad, gains or losses resulting from recording the derivative instrument at fair value are recorded in the consolidated statement of operations as an offset to the change in the fair value of the foreign currency component of the related foreign currency denominated assets, liabilities or firm commitment and are reported as a component of operating income. At December 31, 2005, Time Warner has recorded an asset of approximately $5 million for net gains on other derivative contracts used to offset the change in foreign currency denominated debt due to changes in the underlying foreign exchange rates. For other derivative contracts used to offset the change in foreign currency denominated debt due to changes in the underlying foreign exchange rates, gains or losses resulting from recording the derivative instrument at fair value are recorded in the consolidated statement of operations as a component of Other income, net and generally offset the change in the fair value of the foreign currency denominated debt. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any changes in the fair value relating to the ineffective portion of these contracts are recognized in Other income, net, in the consolidated statement of operations. During 2005, there were no amounts resulting from the ineffectiveness of foreign currency fair value hedges.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Rate Risk Management
      From time to time, the Company uses interest rate swaps to hedge the fair value of its fixed-rate obligations. Under the interest rate swap contract, the Company agrees to receive a fixed-rate payment (in most cases equal to the stated coupon rate of the bond being hedged) for a floating-rate payment. The net payment on the swap is exchanged at a specified interval that usually coincides with the bond’s underlying coupon payment on the agreed upon notional amount. At December 31, 2005, there were no interest rate swaps outstanding.
Equity Risk Management
      Time Warner manages an investment portfolio, excluding investments accounted for using the equity method and cost method of accounting, with a fair value of $820 million as of December 31, 2005. As part of the Company’s strategy to manage the equity price risk inherent in the portfolio, the Company may enter into hedging transactions to protect the fair value of investments in the portfolio or the anticipated future cash flows associated with the forecasted sale of certain investments. At December 31, 2005, there were no equity derivative instruments designated as hedges. In addition, Time Warner holds investments in equity derivative instruments (e.g., warrants), which are not designated as hedges. The equity derivative instruments are recorded at fair value in the accompanying consolidated balance sheet, and the related gains and losses are immediately recognized in income. The Company recognized losses of $1 million and $14 million in 2005 and 2004, respectively, and gains of $8 million in 2003 as a component of other income, net in the accompanying consolidated statement of operations related to market fluctuations in equity derivative instruments.

16.	SEGMENT INFORMATION
      Time Warner classifies its business interests into five reportable segments: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video, high-speed data and Digital Phone services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television and broadcast networks; and Publishing, consisting principally of magazine and, subject to a pending sale, book publishing.
      Information as to the operations of Time Warner in each of its business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income before depreciation of tangible assets and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income by segment.

	Years Ended December 31,

	2005	2004	2003

	(millions)
Revenues
AOL	$8,283	$8,692	$8,598
Cable	9,498	8,484	7,699
Filmed Entertainment	11,924	11,853	10,967
Networks	9,611	9,054	8,434
Publishing	5,846	5,565	5,533
Intersegment elimination	(1,510)	(1,559)	(1,668)

Total revenues	$43,652	$42,089	$39,563

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intersegment Revenues
      In the normal course of business, the Time Warner segments enter into transactions with one another. The most common types of intersegment transactions include:

•	The Filmed Entertainment segment generating Content revenues by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating Subscription revenues by selling cable network programming to the Cable segment;

•	The AOL, Cable, Networks and Publishing segments generating Advertising revenues by cross-promoting the products and services of all Time Warner segments; and

•	The AOL segment generating Other revenues by providing the Cable segment’s customers access to the AOL Transit Data Network for high-speed access to the Internet.
      These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Additionally, transactions between divisions within the same reporting segment (e.g., a transaction between HBO and Turner within the Networks segment) are eliminated in arriving at segment performance and, therefore, do not themselves impact segment results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Years Ended December 31,

	2005	2004	2003

	(millions)
Intersegment Revenues(a)
AOL	$28	$59	$102
Cable	40	54	69
Filmed Entertainment	749	757	816
Networks	595	602	605
Publishing	98	87	76

Total intersegment revenues	$1,510	$1,559	$1,668

(a)	Intersegment revenues include intercompany Advertising revenues of $176 million, $162 million, and $211 million for the years ended December 31, 2005, 2004, and 2003, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2005	2004	2003

	(millions)
Operating Income before Depreciation and Amortization
AOL(a)	$1,899	$1,772	$1,505
Cable	3,652	3,278	2,992
Filmed Entertainment(b)	1,289	1,474	1,355
Networks(c)	2,999	2,694	2,027
Publishing(d)	1,259	1,196	955
Corporate(e)	(3,295)	(1,020)	(424)
Intersegment elimination	(7)	(22)	(17)

Total Operating Income before Depreciation and Amortization	$7,796	$9,372	$8,393

(a)	For the year ended December 31, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, an approximate $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”). For the year ended December 31, 2004, includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan and a $7 million gain related to the sale of NSS.
(b)	For the year ended December 31, 2005, includes a $5 million gain related to the sale of a property in California. For the year ended December 31, 2003, includes a $43 million gain related to the sale of consolidated cinemas in the UK.
(c)	For the year ended December 31, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams. For the year ended December 31, 2003, includes a $219 million impairment of intangible assets related to the winter sports team.

(d)	For the year ended December 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. For the year ended December 31, 2004, includes an $8 million gain related to the sale of a building. For the year ended December 31, 2003, includes a $99 million impairment of goodwill and other intangible assets related to the TWBG, and a $29 million loss on the sale of Time Life.

(e)	For the year ended December 31, 2005, includes $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and the government investigations. For year ended December 31, 2004, includes $510 million in legal reserves related to the government investigations and $26 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2003, includes $56 million in net expenses related to securities litigation and the government investigations. For the year ended December 31, 2004, includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters. For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.

	Years Ended December 31,

	2005	2004	2003

	(millions)
Depreciation of Property, Plant and Equipment
AOL	$557	$662	$668
Cable	1,588	1,438	1,403
Filmed Entertainment	121	104	86
Networks	238	212	192
Publishing	132	122	116
Corporate	44	43	34

Total depreciation of property, plant and equipment	$2,680	$2,581	$2,499

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31,

	2005	2004	2003

	(millions)
Amortization of Intangible Assets
AOL	$174	$176	$175
Cable	76	76	58
Filmed Entertainment	225	213	206
Networks	23	21	26
Publishing	99	140	175

Total amortization of intangible assets	$597	$626	$640

	Years Ended December 31,

	2005	2004	2003

	(millions)
Operating Income
AOL(a)	$1,168	$934	$662
Cable	1,988	1,764	1,531
Filmed Entertainment(b)	943	1,157	1,063
Networks(c)	2,738	2,461	1,809
Publishing(d)	1,028	934	664
Corporate(e)	(3,339)	(1,063)	(458)
Intersegment elimination	(7)	(22)	(17)

Total operating income	$4,519	$6,165	$5,254

(a)	For the year ended December 31, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, an approximate $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the year ended December 31, 2004, includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan and a $7 million gain related to the sale of NSS.
(b)	For the year ended December 31, 2005, includes a $5 million gain related to the sale of a property in California. For the year ended December 31, 2003, includes a $43 million gain related to the sale of consolidated cinemas in the UK.
(c)	For the year ended December 31, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams. For the year ended December 31, 2003, includes a $219 million impairment of intangible assets related to the winter sports team.
(d)	For the year ended December 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. For the year ended December 31, 2004, includes an $8 million gain related to the sale of a building. For the year ended December 31, 2003, includes a $99 million impairment of goodwill and other intangible assets related to the TWBG, and a $29 million loss on the sale of Time Life.
(e)	For the year ended December 31, 2005, includes $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and the government investigations. For year ended December 31, 2004, includes $510 million in legal reserves related to the government investigations and $26 million in net expenses related to securities litigation and the government investigations. For the year ended December 31, 2003, includes $56 million in net expenses related to securities litigation and the government investigations. For the year ended December 31, 2004, includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters. For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31,

	2005	2004

	(millions)
Assets
AOL	$5,846	$7,175
Cable	43,702	43,165
Filmed Entertainment	17,819	17,924
Networks	34,076	33,042
Publishing	14,682	14,012
Corporate	6,350	7,840

Total assets	$122,475	$123,158

	Years Ended December 31,

	2005	2004	2003

	(millions)
Capital Expenditures and Product Development Costs
AOL	$417	$417	$467
Cable	1,975	1,712	1,637
Filmed Entertainment	184	178	136
Networks	343	320	269
Publishing	304	232	148
Corporate	23	165	104

Total capital expenditures and product development costs	$3,246	$3,024	$2,761

      Because a substantial portion of international revenues are derived from the sale of U.S. copyrighted products abroad, assets located outside the United States, which represent approximately 6% of total assets, are not material. Revenues in different geographical areas are as follows:

	Years Ended December 31,

	2005	2004	2003

	(millions)
Revenues(a)
United States	$34,469	$33,572	$32,123
United Kingdom	2,886	2,507	2,194
Germany	1,233	1,161	1,239
France	941	879	773
Canada	625	503	413
Japan	591	685	577
Other international	2,907	2,782	2,244

Total revenues	$43,652	$42,089	$39,563

(a)	Revenues are attributed to countries based on location of customer.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	COMMITMENTS AND CONTINGENCIES
COMMITMENTS
      Time Warner’s total net rent expense from continuing operations amounted to $587 million in 2005, $564 million in 2004 and $712 million in 2003. The Company has long-term noncancelable lease commitments for office space, studio facilities and operating equipment in various locations around the world. The minimum rental commitments under noncancelable long-term operating leases during the next five years are as follows (in millions):

2006	$549
2007	527
2008	483
2009	452
2010	387
Thereafter	2,155

Total	$4,553

      Additionally, Time Warner recognized sublease income of $35 million, $32 million and $32 million for 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company had future sublease income commitments of $242 million.
      Time Warner also has commitments under certain programming, network licensing, artist, athlete, franchise and other agreements aggregating approximately $28 billion at December 31, 2005, which are payable principally over a ten-year period, as follows (in millions):

2006	$8,275
2007-2008	10,187
2009-2010	4,917
Thereafter	4,222

Total	$27,601

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
      The following table summarizes separately the Company’s contingent commitments at December 31, 2005. The timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time frame.

	Total
Nature of Contingent Commitments	Commitments	2006	2007-2008	2009-2010	Thereafter

	(millions)
Guarantees	$2,071	$81	$169	$174	$1,647
Letters of credit and other contingent commitments	366	79	6	75	206

Total contingent commitments	$2,437	$160	$175	$249	$1,853

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a description of the Company’s contingent commitments at December 31, 2005:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company as described below, and (b) joint ventures in which the Company is or was a venture partner.

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), the Company agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”), including the following (the “Guaranteed Obligations”): (a) the obligation to make a minimum amount of annual distributions to the limited partners of the Partnerships; (b) the obligation to make a minimum amount of capital expenditures each year; (c) the requirement that an annual offer to purchase be made in respect of 5% of the limited partnership units of the Partnerships (plus any such units not purchased in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia or $374.8 million in the case of Six Flags Texas and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period; (d) ground lease payments; and (e) either (i) the purchase of all of the outstanding limited partnership units upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) the obligation to cause each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate purchase price for the limited partnership units pursuant to the End of Term Purchase is $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (in each case, subject to a consumer price index based adjustment calculated annually from 1998 in respect of Six Flags Georgia and 1999 in respect of Six Flags Texas). Such aggregate amount will be reduced ratably to reflect limited partnership units previously purchased.

In connection with the 1998 sale of Six Flags Entertainment Corporation to Premier Parks Inc. (“Premier”), Premier and the Company, among others, entered into a Subordinated Indemnity Agreement pursuant to which Premier agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Premier’s obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that the Company has the right to acquire control of the managing partner of the Parks. Premier’s obligations to the Company are further secured by its interest in all limited partnership units that are purchased by Premier.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Certain Investee Obligations
Cable Joint Ventures
      In 2004, TWE-A/N (which owns the Company’s equity stake in Texas and Kansas City Cable Partners, L.P.) agreed to extend its commitment to provide a ratable share (i.e., 50%) of any funding required to maintain certain Texas systems (i.e., Houston and Southwest Texas systems) in compliance with their financial covenants under the bank credit facilities (which facilities are otherwise nonrecourse to the Company, its other subsidiaries and its Kansas City systems). Funding made with respect to this agreement is contributed to the Texas systems in the form of partner subordinated loans. The aggregate amount of subordinated debt provided by TWE-A/N in 2005 and 2004 with respect to its obligations under the funding agreement was $40 million and $33 million, respectively. TWE-A/N’s ultimate liability in respect of the funding agreement is dependent on the financial results of the Texas systems.
      The existing bank credit facilities of the Texas systems and the Kansas City systems (approximately $548 million in aggregate principal outstanding as of December 31, 2005 for the Texas systems and $400 million in aggregate principal outstanding as of December 31, 2005 for the Kansas City systems) mature at the earlier of June 30, 2007, for the Texas systems and March 31, 2007 for the Kansas City systems or the refinancing thereof pursuant to the dissolution of the partnership.
Court TV Joint Venture
      The Company and Liberty Media (“Liberty”) each have a 50% interest in Court TV. Beginning January 2006, Liberty may give written notice to Time Warner requiring Time Warner to purchase all of Liberty’s interest in Court TV (the “Liberty Put”). In addition, as of the same date, Time Warner may, by notice to Liberty, require Liberty to sell all of its interest in Court TV to Time Warner (the “Time Warner Call”). The price to be paid upon exercise of either the Liberty Put or the Time Warner Call will be an amount equal to one-half of the fair market value of Court TV, determined by an appraisal. The consideration is required to be paid in cash if the Liberty Put is exercised. If the Time Warner Call is exercised, the consideration is also payable in cash only if Liberty determines that the transaction cannot be structured as a tax efficient transaction, or if Time Warner determines that a tax efficient transaction may either violate applicable law or cause a breach or default under any other agreement affecting Time Warner. For the year ended December 31, 2005, Court TV’s Operating Income was approximately $40 million. As of the date of this filing, Liberty has not given notice to Time Warner nor has Time Warner given notice to Liberty.
Bookspan Joint Venture
      The Company and Bertelsmann each have a 50% interest in the Bookspan joint venture, which operates the U.S. book clubs of Book-of-the-Month Club, Inc., and Doubleday Direct, Inc. Under the General Partnership Agreement, in January of each year, either Bertelsmann or the Company may elect to terminate the venture by giving notice during 60-day termination periods. If such an election is made, a confidential bid process will take place, pursuant to which the highest bidder will purchase the other party’s entire venture interest. The Company is unable to predict whether this bid process will occur or the amount that may be paid out or received under it. For the year ended December 31, 2005, the Bookspan joint venture had Operating Income of approximately $42 million.
Backlog
      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.5 billion and $3.7 billion at December 31, 2005 and December 31, 2004, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Networks segment of $774 million and $514 million at December 31, 2005 and December 31, 2004, respectively.
      Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 8, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant value as a source of future funding. Of the approximately $4.5 billion of backlog as of December 31, 2005, Time Warner has recorded $335 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the backlog securitization facility. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.
CONTINGENCIES
Securities Matters
Consolidated Securities Class Action
      As of February 23, 2006, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, AOL. These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under ERISA described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits brought by individual shareholders have also been filed, and the federal actions have been (or are in the process of being) transferred and/or consolidated for pretrial proceedings.
      The Minnesota State Board of Investment (“MSBI”) was designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its registration statements and joint proxy statement-prospectus related to the AOL-Historic TW Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
otherwise allowing the remaining claims against the Company and certain other defendants to proceed. On August 11, 2004, the court granted MSBI’s motion to file a second amended complaint. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims, and thus plaintiffs do not have any recoverable damages. On April 8, 2005, MSBI moved for leave to file a third amended complaint to add certain new factual allegations and four additional individual defendants.
      In July 2005, the Company reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court held a final approval hearing on February 22, 2006, and the parties are now awaiting the court’s ruling. At this time, there can be no assurance that the settlement of the securities class action litigation will receive final court approval. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its SEC investigation, or at least a substantial portion thereof, transferred to the MSBI Settlement Fund.

Other Related Securities Litigation Matters
      As of February 23, 2006, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part and denied in part the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company filed an answer to the consolidated ERISA complaint on May 20, 2005. On January 17, 2006, plaintiffs filed a motion for class certification. On the same day, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims and therefore have no recoverable damages, as well as a motion for judgment on the pleadings on the basis that plaintiffs do not have standing to bring their claims. The parties have reached an understanding to resolve this matter, subject to definitive documentation and necessary court approvals.
      As of February 23, 2006, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues, that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On September 16, 2005, plaintiffs in that action filed a motion for leave to file a second amended complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. The Company intends to defend against these lawsuits vigorously.
      On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young LLP. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14a-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 16, 2004, plaintiff filed an amended complaint adding certain institutional defendants, including Historic TW, and certain current directors of the Company. On November 22, 2004, the Company filed a motion to dismiss the complaint. The parties have reached an understanding to resolve this matter, subject to definitive documentation.
      In late 2005 and early 2006, additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action, and some have since filed lawsuits in various federal jurisdictions. As of February 23, 2006, these lawsuits included: DEKA Investment GMBH et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on December 30, 2006; Nw. Mut. Life Found., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Wisconsin on January 30, 2006; Cement Masons’ Pension Trust for N. Cal., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of California on January 30, 2006; 1199 SEIU Greater New York Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on January 30, 2006; Capstone Asset Management Co. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on January 30, 2006; Beaver County Ret. Bd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Pennsylvania on January 30, 2006; Carpenters’ Pension Fund of Ill. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court of the Northern District of Illinois on January 31, 2006; Teachers’ Ret. Sys. of the State of Ill. v. AOL Time Warner Inc. et al., filed in the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. District Court for the Northern District of Illinois on January 31, 2006; S. Cal. Lathing Indus. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Central District of California on January 31, 2006; Wayne County Emps.’ Ret. Sys. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on January 31, 2006; Carpenters Ret. Trust of Western Washington et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Washington on February 1, 2006; Alaska Elec. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Alaska on February 1, 2006; I.A.M. Nat’l Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 1, 2006; Municipal Employers’ Ret. Sys. of Mich. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; Charter Twp. of Clinton Police & Fire Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; United Food and Commercial Workers Union Local 880 — Retail Food Employers Joint Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Ohio on February 2, 2006; Vermont State Emps.’ Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Vermont on February 2, 2006; Nat’l Asbestos Workers Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Maryland on February 2, 2006; Nat’l Elevator Indus. Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Pennsylvania on February 3, 2006; Emps.’ Ret. Sys. of the State of Hawaii v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Hawaii on February 3, 2006; Laborers’ Nat’l Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Texas on February 3, 2006; Robeco Groep N.V. for Robeco N.V. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 3, 2006; Norges Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Hawaii Electricians’ Annuity Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 7, 2006; Frost Nat’l Bank et al. v. AOL Time Warner Inc. et al. filed in the U.S. District Court for the Southern District of Texas on February 7, 2006; Heavy & General Laborers’ Locals 472 & 172 Pension and Annuity Funds et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Jersey on February 8, 2006; B.S. Pension Fund Trustee Ltd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; CSS Board ABN 19415 776861 et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; Carpenters’ Pension Trust Fund of St. Louis v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Missouri on February 9, 2006; Boilermakers Nat’l Health & Welfare Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Kansas on February 10, 2006; The West Virginia Laborers’ Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 9, 2006; New Mexico Education et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Mexico on February 14, 2006; Hibernia Nat’l Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on February 16, 2006; and New England Health Care Employees Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Massachusetts on February 16, 2006. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above. Additional cases filed by opt-out shareholders in state courts are described below. The Company intends to defend against these lawsuits vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the AOL-Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles. On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction. The court issued a series of rulings on threshold issues presented by the motions to dismiss on May 12, July 22 and August 2, 2005. These rulings granted in part and denied in part the relief sought by defendants, subject to plaintiffs’ right to make a prima facie evidentiary showing to support certain dismissed claims. In January 2006, the Los Angeles County Employees Retirement Agency, which had filed one of the three related cases described above, voluntarily dismissed its lawsuit; an order of dismissal was entered on January 17, 2006. Also in January 2006, two additional individual actions were filed in California Superior Court against the Company and, in one instance, Ernst & Young LLP and certain former officers, directors and executives of the Company. Both of these newly-filed actions assert claims substantially identical to those asserted in the four actions already coordinated in California Superior Court, and the Company will seek to have these additional cases included within the coordinated proceedings. The Company intends to defend against these lawsuits vigorously.
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
      On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 8, 2004, the court granted in part the Company’s motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed. The Company answered the complaint on February 22, 2005. On November 17, 2005, the court granted the jurisdictional motions of twenty-five of the individual defendants, and dismissed them from the case. The Company intends to defend against this lawsuit vigorously.
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
      On February 24, 2004, Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. v. Time Warner Inc. et al. was filed in the Court of Common Pleas of Philadelphia County naming as defendants the Company, certain current and former officers, directors and employees of the Company, AOL, Historic TW, Morgan Stanley & Co., Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, J.P. Morgan Chase & Co and Ernst & Young LLP. Plaintiffs had previously filed a request for a writ of summons notifying defendants of commencement of an action. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Pennsylvania law, breach of fiduciary duty and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. Plaintiffs dismissed the four investment banks from the complaint in exchange for a tolling agreement. The remaining parties have agreed to stay this action and to coordinate discovery proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Plaintiffs filed an amended complaint on June 14, 2005. The Company intends to defend against this lawsuit vigorously.
      On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska, naming as defendants the Company, certain current and former officers, directors and employees of the Company, AOL, Historic TW, Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. On July 26, 2004, all named individual defendants moved to dismiss the complaint for

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lack of personal jurisdiction. On August 13, 2004, the Company filed a motion to dismiss plaintiffs’ complaint. On August 10, 2005, the court issued an order granting in part and denying in part the motions to dismiss for failure to state a claim. With respect to the jurisdictional motions, the court delayed its ruling 90 days to permit plaintiffs to conduct additional discovery and supplement the allegations in the complaint. On September 9, 2005, plaintiffs moved for leave to amend their complaint. That motion was granted by the court on October 10, 2005. The Company intends to defend against this lawsuit vigorously.
      On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. The Ninth Circuit heard oral argument on this appeal on February 6, 2006. The Company intends to defend against this lawsuit vigorously.
      On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, AOL and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. The parties have since reached an oral agreement to settle this dispute in an amount that is not material, and are in the process of preparing a written settlement agreement. That agreement will be subject to preliminary and final approval by the district court; however, there can be no assurance that either preliminary or final approval will be granted.
      In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters described in this section that are pending against the Company. This $600 million amount continues to represent the Company’s current best estimate of the amounts to be paid in resolving these matters, including the remaining individual shareholder suits (including suits brought by individual shareholders who decided to “opt-out” of the settlement in the primary securities class action), the derivative actions and the actions alleging violations of ERISA. Of this amount, subsequent to December 31, 2005, the Company has paid, or has agreed to pay, approximately $335 million, before providing for any remaining potential insurance recoveries, to settle certain of these claims.
      The Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which is expected to be collected in the first quarter of 2006 and is reflected as a reduction to “Amounts related to securities litigation and government investigations” in the accompanying consolidated statement of operations for the year ended December 31, 2005.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Government Investigations
      As previously disclosed by the Company, the SEC and the DOJ had been conducting investigations into accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s AOL segment, the methods used by the AOL segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002. During 2004, the Company established $510 million in legal reserves related to the government investigations, the components of which are discussed in more detail in the following paragraphs.
      The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. The fund was reflected as restricted cash on the Company’s accompanying consolidated balance sheet at December 31, 2004. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund for the members of the class covered by the MSBI consolidated securities class action described above.
      In addition, on March 21, 2005, the Company announced that the SEC had approved the Company’s proposed settlement, which resolved the SEC’s investigation of the Company.
      Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also required the Company to:

•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. that were improperly or prematurely recognized, primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who will either be or hire a certified public accountant. The independent examiner will review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions, originally within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.
      The Company paid the $300 million penalty in March 2005; however, it is unable to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, in connection with the pending settlement of the consolidated securities class action, the Company is using its best efforts to have the $300 million, or a substantial portion thereof, transferred to the MSBI Settlement Fund for the members of the class represented in the action. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
      The independent examiner has begun its review, which has been extended and is expected to be completed in the second quarter of 2006. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
Other Matters
      Warner Bros. (South) Inc. (“WBS”), a wholly-owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Inc. (“Warner Bros.”) in Brazil and acts as a service provider to the Warner Bros. home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of Sao Paulo, where WBS is based, have challenged this position. In some additional tax cases, WBS, often together with other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend all of these various tax cases vigorously, but is unable to predict the outcome of these suits.
      As of February 23, 2006, 22 putative consumer class action suits have been filed in various state and federal courts naming as defendants the Company or AOL. Plaintiffs allege that AOL violated various consumer protection laws by charging members for services or goods without authorization, including unauthorized secondary accounts offered in connection with AOL’s “Spin-Off a Second Account” (“SOSA”) program, and/or by continuing to charge members for services after receiving requests for cancellation. Motions to dismiss have been denied in O’Leary v. America Online, Inc., which was filed in the Circuit Court for St. Clair County, Illinois, and White v. America Online, Inc., which was filed in the Circuit Court for Madison County, Illinois. Eleven class actions involving SOSA accounts have been transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Central District of California for consolidated or coordinated pretrial proceedings (In re America Online Spin-Off Accounts Litigation), and the Company’s motion to dismiss that complaint has been denied. On January 5, 2004, the SOSA case pending in the Superior Court of Washington, Spokane County, titled Dix v. ICT Group and America Online, was dismissed without prejudice based on the forum selection clause set forth in the plaintiffs’ Member Agreement with AOL. On February 17, 2005, the Washington Court of Appeals reversed the lower court’s dismissal. The Washington Supreme Court has since granted AOL’s petition for review. On October 12, 2004, the case pending in the Court of Common Pleas of Hamilton County, Ohio, titled Robert Schwartz v. America Online, Inc., was dismissed based on the forum selection clause and that dismissal is now final. McCall v. America Online, Inc., the case which was pending in the Superior Court of Cape May County, New Jersey, has been voluntarily dismissed. Guy v. America Online, Inc., which was pending in the Circuit Court of Allen County, Indiana, has likewise been dismissed. The parties reached an individual settlement in Snow v. America Online, Inc., which was pending in Alameda County, California. AOL has filed similar motions to dismiss in the remaining cases. On April 7, 2005, the Circuit Court for St. Clair County, Illinois entered orders that permit an amended filing and consolidation of several cases and preliminarily approve a proposed nationwide class settlement, over the objection of counsel in several other cases. Plaintiff in the consolidated action in California subsequently obtained an injunction from the California district court that purported to bar the parties from seeking final approval of that settlement. AOL filed an expedited appeal of this decision before the U.S. Court of Appeals for the Ninth Circuit. AOL has since engaged in mediation with plaintiffs in both the consolidated California action and the Illinois action, and the parties have agreed on certain modifications

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the proposed nationwide settlement. The proposed settlement, in both its original and modified form, is not material to the Company. On October 20, 2005, plaintiffs’ counsel in the California action filed a motion to dissolve the previously-obtained injunction to permit the parties to seek approval of the modified settlement. The settlement was preliminarily approved on November 22, 2005. The court held a final approval hearing on February 22, 2006 and issued a Final Order and Judgment Approving Settlement on February 23, 2006.
      On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. The motion to dismiss is pending. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case has been stayed pending the outcome of the Hallissey motion to dismiss. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously, but is unable to predict the outcome of these suits.
      On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, AOL and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension and/or welfare benefits and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the Company’s Administrative Committee and the AOL Administrative Committee. On May 19, 2003, the Company, AOL and AOL Community, Inc. filed a motion to dismiss and the Administrative Committees filed a motion for judgment on the pleadings. Both of these motions are pending. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.
      On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one if its shareholders, asserts violations of Section 16(b) of the Securities Exchange Act of 1934. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the Court on December 5, 2005. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate the range of possible loss.
      On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation, a wholly-owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King. The parties to these actions have agreed that all claims will be heard before a single arbitrator before the International Court for Arbitration and that the proceedings before the High Court of New Zealand will be dismissed without prejudice. The Company intends to defend against these proceedings vigorously, but is unable to predict the outcome of the proceedings.
      As previously disclosed, Time Inc. has received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with an investigation of certain magazine circulation-related practices. Time Inc. is responding to the subpoena and is cooperating with the investigation. Following discussions with the Audit Bureau of Circulations (“ABC”) concerning Time Inc.’s reporting of sponsored sales subscriptions, ABC has confirmed that the vast majority of Time Inc.’s sponsored subscriptions for the first half of 2005 were properly classified. Time Inc. has informed its advertisers of such conclusion.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

18.	RELATED PARTY TRANSACTIONS
      Time Warner has transactions with certain unconsolidated investees accounted for under the equity method of accounting, generally with respect to sales of products and services in the ordinary course of business. Such transactions include networking and host fee arrangements by the AOL segment, the licensing of broadcast rights to film and television product by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. For the year ended December 31, 2005, the accompanying statement of operations includes revenues and costs of revenues from the aforementioned transactions of $284 million and $109 million, respectively. For the year ended December 31, 2004, revenues and costs of revenues from the aforementioned transactions were $275 million and $95 million, respectively. For the year ended December 31, 2003, revenues and costs of revenues from the aforementioned transactions were $257 million and $100 million, respectively.
      In addition, the Company, through TWC Inc., has entered into various transactions with Comcast, a minority owner of TWC Inc. Prior to the TWE Restructuring in March 2003, these transactions primarily related to the sale of programming to Comcast cable systems by the Networks segment. Subsequent to the TWE Restructuring, these transactions primarily relate to the purchase by TWC Inc. of programming provided by Comcast-owned networks. These transactions have been executed on terms comparable to those of unrelated third parties. For the year ended December 31, 2003, the statement of operations includes revenues from the aforementioned transactions of $149 million and, for the years ended December 31, 2005 and 2004, includes costs of revenues of $97 and $63 million, respectively. These amounts reflect transactions with only those cable systems in which Comcast had an ownership interest during the periods covered.
      In addition to the transactions described above in the normal course of business, in January 2003, the Company acquired an additional 11% interest in The WB Network from certain executives of The WB Network for $128 million.

19.	ADDITIONAL FINANCIAL INFORMATION
Cash Flows
      Additional financial information with respect to cash (payments) and receipts is as follows:

	Year Ended December 31,

	2005	2004	2003

	(millions)
Cash payments made for interest	$(1,536)	$(1,672)	$(1,694)
Interest income received	230	94	61

Cash interest payments, net	$(1,306)	$(1,578)	$(1,633)

Cash payments made for income taxes	$(494)	$(489)	$(504)
Income tax refunds received	83	107	15

Cash tax payments, net	$(411)	$(382)	$(489)

      Significant noncash financing activities in 2003 included the incurrence by TWC Inc. of $2.1 billion in debt in connection with the TWE Restructuring and the assumption of approximately $700 million in debt as a result of initially applying the provisions of FIN 46 to its lease-financing arrangements with SPEs.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Expense, Net
      Interest expense, net, consists of:

	Year Ended December 31,

	2005	2004	2003

	(millions)
Interest income	$356	$221	$192
Interest expense	(1,622)	(1,754)	(1,926)

Total interest expense, net	$(1,266)	$(1,533)	$(1,734)

Other Income, Net
      Other income, net, consists of:

	Year Ended December 31,

	2005	2004	2003

	(millions)
Investment gains, net(a)	$1,011	$424	$593
Net gain on WMG option	53	50	—
Microsoft Settlement(b)	—	—	760
Income (Loss) on equity method investees	60	35	(97)
Losses on accounts receivable securitization programs	(36)	(15)	(32)
Other	36	27	(14)

Total other income, net	$1,124	$521	$1,210

(a)	Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of $17 million for the year ended December 31, 2005, $29 million for the year ended December 31, 2004, and $204 million for the year ended December 31, 2003.
(b)	Reflects a $760 million gain on the settlement of litigation between Microsoft Corporation and Netscape Communications Corporation, a subsidiary of AOL.
Other Current Liabilities
      Other current liabilities consist of:

	December 31,

	2005	2004

	(millions)
Accrued expenses	$4,613	$5,050
Accrued compensation	1,327	1,261
Accrued income taxes	160	157

Total other current liabilities	$6,100	$6,468

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
      Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2005 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the specified criteria.
      The Company’s assessment of its internal control over financial reporting did not include an evaluation of the internal controls of AOLA and, therefore, the Company’s conclusion regarding the effectiveness of its internal control over financial reporting does not extend to the internal controls of AOLA. The Company’s consolidated financial statements in this Form 10-K include the operations of AOLA pursuant to FIN 46R. The Company was unable to assess the effectiveness of AOLA’s internal controls because it does not control or manage AOLA, does not have the ability to dictate or modify AOLA’s internal controls or the ability, in practice, to assess those controls. During 2005, AOLA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and has announced that it intends to liquidate, sell or wind up its operations. The Company’s consolidated financial statements as of and for the year ended December 31, 2005 include AOLA revenues of $50 million, an operating loss of $11 million, total assets of $37 million and net assets of $16 million.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst and Young LLP, a registered public accounting firm, as stated in their report at pages 233 through 234 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Time Warner Inc.
      We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the Financial Statement Schedule II and Supplementary Information listed in the index at Item 15(a). These financial statements, schedule and supplementary information are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary information based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Note 1 to the accompanying consolidated financial statements, in 2004 and 2003 Time Warner changed its method of accounting for certain variable interest entities.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Time Warner’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
New York, New York
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Time Warner Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, under Item 9A, that Time Warner Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AOL Latin America (“AOLA”), which is included in the 2005 consolidated financial statements of the Company and constituted $37 million and $16 million of total and net assets, respectively, as of December 31, 2005 and $50 million and $11 million of revenues and an operating loss, respectively, for the year then ended. Management did not assess the effectiveness of internal controls over financial reporting at AOLA because the Company does not control or manage AOLA, does not have the ability to dictate or modify the internal controls of AOLA and does not have the ability, in practice, to assess those controls. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of AOLA.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 23, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
New York, New York
February 23, 2006

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION
      The selected financial information set forth below for each of the three years in the period ended December 31, 2005, has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the year ended December 31, 2002, has been derived from audited financial statements not included herein. The selected financial information set forth below for the period ended December 31, 2001 has been derived from unaudited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2005 presentation.

	Years Ended December 31,

	2005	2004	2003	2002	2001

					(unaudited)
	(millions, except per share data)
Selected Operating Statement Information:
Revenues:
Subscription	$22,222	$21,605	$20,448	$18,959	$16,466
Advertising	7,612	6,955	6,180	6,045	6,743
Content	12,615	12,350	11,446	10,216	8,654
Other	1,203	1,179	1,489	1,840	2,233

Total revenues	43,652	42,089	39,563	37,060	34,096
Operating income (loss)(a)	4,519	6,165	5,254	(37,414)	(392)
Interest expense, net	(1,266)	(1,533)	(1,734)	(1,624)	(1,164)
Other income (expense), net(b)	1,124	521	1,210	(2,341)	(3,490)
Income (loss) before discontinued operations and cumulative effect of accounting change	2,905	3,209	3,146	(41,970)	(5,147)
Discontinued operations, net of tax	—	121	(495)	(1,012)	(713)
Cumulative effect of accounting change(c)	—	34	(12)	(54,235)	—

Net income (loss)	2,905	3,364	2,639	(97,217)	(5,860)
Per share of common stock:

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.62	$0.70	$0.70	$(9.42)	$(1.16)

Discontinued operations	—	0.03	(0.11)	(0.23)	(0.16)

Cumulative effect of accounting change	—	0.01	—	(12.17)	—

Basic net income (loss) per common share	$0.62	$0.74	$0.59	$(21.82)	$(1.32)

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.62	$0.68	$0.68	$(9.42)	$(1.16)

Discontinued operations	—	0.03	(0.11)	(0.23)	(0.16)

Cumulative effect of accounting change	—	0.01	—	(12.17)	—

Diluted net income (loss) per common share	$0.62	$0.72	$0.57	$(21.82)	$(1.32)

Average common shares:

Basic	4,648.2	4,560.2	4,506.0	4,454.9	4,429.1

Diluted	4,710.0	4,694.7	4,623.7	4,454.9	4,429.1

(a)	2005 includes a $24 million noncash impairment charge related to goodwill associated with AOLA, an approximate $5 million gain related to the sale of a building, a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability, a $5 million gain related to the sale of a property in California and $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and the government investigations. 2004 includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan, a $7 million gain related to the sale of NSS, an approximate $7 million loss related to the sale of the winter sports team, an $8 million gain related to the sale of a building, $510 million legal reserves related to the government investigations and $26 million in net expenses related to securities litigation and the government investigations. 2003 includes a $43 million gain related to the sale of consolidated cinemas in the UK, a $29 million loss on the sale of Time Life and a noncash charge to reduce the carrying value of goodwill and other intangible assets of $318 million in 2003 and $42.511 billion in 2002. Also includes merger-related costs and restructurings of $117 million in 2005, $50 million in 2004, $109 million in 2003, $327 million in 2002 and $214 million in 2001. 2004 also includes $53 million of costs associated with the relocation from the Company’s former Corporate Headquarters. For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.
(b)	Includes net gains of $1.011 billion in 2005, $424 million in 2004 and $593 million in 2003 primarily related to the sale of investments and net losses of $2.075 billion in 2002 and $2.528 billion in 2001 primarily related to noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value. In addition, 2005 includes a $53 million net gain related to the sale of the Company’s option in WMG and 2004 includes a $50 million fair value adjustment related to the Company’s option in WMG (Note 6).
(c)	Includes a noncash benefit of $34 million in 2004 related to the cumulative effect of an accounting change in connection with the consolidation of AOLA in 2004 in accordance with FIN 46R, a noncash charge of $12 million in 2003 related to the cumulative effect of an accounting change in connection with the adoption of FIN 46 and a noncash charge of $54.235 billion in 2002 related to the cumulative effect of an accounting change in connection with the adoption of FAS 142 (Note 1).

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION (Continued)

	As of December 31,

	2005	2004	2003	2002	2001

					(unaudited)
	(millions, except per share data)
Selected Balance Sheet Information:
Cash and equivalents	$4,220	$6,139	$3,040	$1,730	$771
Total assets	122,475	123,158	121,780	115,513	209,464
Debt due within one year	92	1,672	2,287	155	675
Mandatorily convertible preferred stock	—	1,500	1,500	—	—
Long-term debt	20,238	20,703	23,458	27,354	22,792
Shareholders’ equity	62,715	60,771	56,213	52,991	150,829
Total capitalization	83,045	84,646	83,458	80,500	174,296
Cash dividends declared per share of common stock	0.10	—	—	—	—

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION
(unaudited)
      The following table sets forth the quarterly information for Time Warner:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	(millions, except per share data)
2005(a)(b)
Revenues:
Subscription	$5,492	$5,618	$5,535	$5,577
Advertising	1,647	2,020	1,776	2,169
Content	3,083	2,816	2,938	3,778
Other	261	290	289	363

Total revenues	10,483	10,744	10,538	11,887
Operating income (loss)	1,779	(1,231)	1,771	2,200
Net income (loss)	963	(321)	897	1,366
Net income (loss) per share — basic	0.21	(0.07)	0.19	0.29
Net income (loss) per share — diluted	0.20	(0.07)	0.19	0.29
Net cash provided (used) by operating activities	1,854	1,609	2,134	(632)
Common stock — high	19.64	18.25	19.00	18.53
Common stock — low	16.86	16.54	16.10	16.74
Cash dividends declared per share of common stock	—	—	0.05	0.05

2004(b)(c)
Revenues:
Subscription	$5,314	$5,486	$5,368	$5,437
Advertising	1,447	1,846	1,646	2,016
Content	3,117	3,237	2,648	3,348
Other	307	291	273	308

Total revenues	10,185	10,860	9,935	11,109
Operating income	1,616	1,838	1,108	1,603
Income before discontinued operations and cumulative effect of accounting change	712	882	494	1,121
Discontinued operations, net of tax	215	(105)	5	6

Income before cumulative effect of accounting change	927	777	499	1,127
Cumulative effect of accounting change	34	—	—	—

Net income	961	777	499	1,127
Basic income per common share before discontinued operations and cumulative effect of accounting change	0.16	0.19	0.11	0.24
Basic income per common share before cumulative effect of accounting change	0.20	0.17	0.11	0.25
Diluted income per common share before discontinued operations and cumulative effect of accounting change	0.15	0.19	0.10	0.24
Diluted income per common share before cumulative effect of accounting change	0.19	0.17	0.11	0.24
Net income per share — basic	0.21	0.17	0.11	0.25
Net income per share — diluted	0.20	0.17	0.11	0.24
Net cash provided by operating activities	1,819	1,487	2,082	1,230
Common stock — high	19.30	17.89	17.70	19.90
Common stock — low	16.13	16.10	15.41	15.82
See notes on following page.

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)
Notes to Quarterly Financial Information

(a)	Time Warner’s net income (loss) per common share in 2005 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a $24 million noncash impairment charge related to goodwill associated with AOLA, (ii) the following restructuring and merger-related costs: $12 million in net restructuring costs during the first quarter, $11 million in net restructuring costs during the second quarter, $5 million in restructuring costs during the third quarter and $89 million in net restructuring costs in the fourth quarter (Note 14), (iii) net gains from the disposal of consolidated assets of $10 million in the first quarter, $8 million in the second quarter, and $5 million in the fourth quarter, (iv) pretax gains (losses) on the sale of investments of $23 million in the first quarter, $982 million in the second quarter, $10 million in the third quarter and ($4) million in the fourth quarter, thereby aggregating to $1.011 billion for the year, (v) a $80 million gain in the first quarter and a $27 million loss in the second quarter related to the fair value adjustment for the Company’s option in WMG (Note 3), (vi) and $6 million in net expenses related to securities litigation and the government investigations in the first quarter, $3 billion in legal reserves related to securities litigation and $3 million in net expenses related to securities litigation and the government investigations in the second quarter, $16 million in net expenses related to securities litigation and the government investigations in the third quarter, and $160 million in net recoveries related to securities litigation and the government investigations in the fourth quarter.
(b)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.
(c)	Time Warner’s net income per common share in 2004 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a noncash gain of $34 million in the first quarter upon adoption of FIN 46R (Note 1), (ii) a noncash pretax charge of $10 million in the second quarter to reduce the carrying value of certain fixed assets held for sale, (iii) the following restructuring costs: $2 million reduction in restructuring costs in the second quarter of 2004; $52 million in net restructuring costs in the fourth quarter, (Note 14), (iv) net gains from the disposal of consolidated assets of $1 million in the first quarter, $13 million in the third quarter, and $7 million in the fourth quarter, (v) pretax gains (losses) on the sale of investments of $36 million in the first quarter, $10 million in the second quarter, $296 million in the third quarter and $82 million in the fourth quarter, thereby aggregating $424 million for the year, (vi) a $50 million fair value adjustment related to the Company’s option in WMG (Note 3) in the fourth quarter, (vii) discontinued operations, net of tax of $215 million in the first quarter, $(105) million in the second quarter, $5 million in the third quarter and $6 million in the fourth quarter, thereby aggregating $121 million for the year, to reflect the deconsolidation of the Music businesses (Note 1) and (viii) $8 million in net expenses related to securities litigation and the government investigations in the first quarter, $6 million in net expenses related to securities litigation and the government investigations in the second quarter, $500 million in legal reserves related to the government investigations and $9 million in net expenses related to securities litigation and the government investigations in the third quarter, and $10 million in legal reserves related to the government investigations and $3 million in net expenses related to securities litigation and the government investigations in the fourth quarter.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
      America Online, Inc. (“AOL”), Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with AOL, Historic TW and TW Companies, the “Guarantor Subsidiaries”) are wholly-owned subsidiaries of Time Warner Inc. (“Time Warner”). Time Warner, AOL, Historic TW, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company’s public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) AOL, Historic TW, TW Companies and TBS (in each case, the financial information of the guarantor companies (i.e. AOL, Historic TW, TW Companies and TBS) reflect the legal entity guarantor on a detail basis and their non-guarantor consolidated subsidiaries using the single line equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of Time Warner and (iii) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. There are no restrictions on the Company’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner.
Consolidating Statement of Operations
For The Year Ended December 31, 2005

								Time
	Time		Historic	TW		Non-Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

					(millions)
Revenues	$—	$5,523	$—	$—	$1,099	$37,198	$(168)	$43,652

Costs of revenues	—	(2,534)	—	—	(503)	(22,192)	154	(25,075)
Selling, general and administrative	(47)	(1,993)	(48)	(21)	(196)	(8,192)	19	(10,478)
Amortization of intangible assets	—	(30)	—	—	—	(567)	—	(597)
Amounts related to securities litigation and government investigations	(2,865)	—	—	—	—	—	—	(2,865)
Merger-related and restructuring costs	—	(7)	—	—	—	(110)	—	(117)
Asset impairments	—	—	—	—	—	(24)	—	(24)
Gains on disposal of assets, net	—	10	—	—	—	13	—	23

Operating income (loss)	(2,912)	969	(48)	(21)	400	6,126	5	4,519
Equity in pretax income (loss) of consolidated subsidiaries	7,399	88	5,482	4,995	1,111	—	(19,075)	—
Interest income (expense), net	(445)	(12)	(82)	(779)	(80)	132	—	(1,266)
Other income (expense), net	50	950	52	1	165	372	(466)	1,124
Minority interest expense, net	—	—	—	—	—	(285)	—	(285)

Income (loss) before income taxes	4,092	1,995	5,404	4,196	1,596	6,345	(19,536)	4,092
Income tax benefit (provision)	(1,187)	(656)	(1,580)	(1,112)	(619)	(1,945)	5,912	(1,187)

Net income (loss)	$2,905	$1,339	$3,824	$3,084	$977	$4,400	$(13,624)	$2,905

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Consolidating Statement of Operations
For The Year Ended December 31, 2004

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

					(millions)
Revenues	$—	$6,106	$—	$—	$1,012	$35,155	$(184)	$42,089

Costs of revenues	—	(3,103)	—	—	(492)	(21,027)	173	(24,449)
Selling, general and administrative	(29)	(2,158)	(55)	(25)	(191)	(7,822)	6	(10,274)
Amortization of intangible assets	—	(37)	—	—	—	(589)	—	(626)
Amounts related to securities litigation and government investigations	(536)	—	—	—	—	—	—	(536)
Merger-related and restructuring costs	—	(44)	—	—	—	(6)	—	(50)
Asset impairments	—	(10)	—	—	—	—	—	(10)
Gains (losses) on disposal of assets, net	—	20	—	—	(7)	8	—	21

Operating income (loss)	(565)	774	(55)	(25)	322	5,719	(5)	6,165
Equity in pretax income (loss) of consolidated subsidiaries	6,046	46	5,102	4,334	1,275	—	(16,803)	—
Interest expense, net	(611)	(62)	(91)	(558)	(59)	(152)	—	(1,533)
Other income (expense), net	37	286	47	(9)	139	465	(444)	521
Minority interest expense, net	—	—	—	—	—	(246)	—	(246)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	4,907	1,044	5,003	3,742	1,677	5,786	(17,252)	4,907
Income tax benefit (provision)	(1,698)	(294)	(1,837)	(1,367)	(626)	(2,135)	6,259	(1,698)

Income (loss) before discontinued operations and cumulative effect of accounting change	3,209	750	3,166	2,375	1,051	3,651	(10,993)	3,209
Discontinued operations, net of tax	121	—	121	121	—	121	(363)	121

Income (loss) before cumulative effect of accounting change	3,330	750	3,287	2,496	1,051	3,772	(11,356)	3,330
Cumulative effect of accounting change, net of tax	34	34	—	—	—	34	(68)	34

Net income (loss)	$3,364	$784	$3,287	$2,496	$1,051	$3,806	$(11,424)	$3,364

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Consolidating Statement of Operations
For The Year Ended December 31, 2003

								Time
	Time		Historic	TW		Non-Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

					(millions)
Revenues	$—	$6,426	$—	$—	$898	$32,317	$(78)	$39,563

Costs of revenues	—	(3,552)	—	—	(484)	(19,450)	64	(23,422)
Selling, general and administrative	10	(2,062)	(46)	(21)	(154)	(7,519)	14	(9,778)
Amortization of intangible assets	—	(29)	—	—	—	(611)	—	(640)
Amounts related to securities litigation and government investigations	(56)	—	—	—	—	—	—	(56)
Merger-related and restructuring costs	—	(52)	—	—	(11)	(46)	—	(109)
Asset impairments	—	—	—	—	—	(318)	—	(318)
Gains on disposal of assets, net	—	—	—	—	—	14	—	14

Operating income (loss)	(46)	731	(46)	(21)	249	4,387	—	5,254
Equity in pretax income (loss) of consolidated subsidiaries	5,236	(213)	4,053	3,789	601	—	(13,466)	—
Interest expense, net	(674)	(70)	(88)	(437)	(86)	(379)	—	(1,734)
Other income (expense), net	—	873	(9)	—	139	508	(301)	1,210
Minority interest expense, net	—	—	—	—	—	(214)	—	(214)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	4,516	1,321	3,910	3,331	903	4,302	(13,767)	4,516
Income tax benefit (provision)	(1,370)	(103)	(1,540)	(1,328)	(333)	(1,687)	4,991	(1,370)

Income (loss) before discontinued operations and cumulative effect of accounting change	3,146	1,218	2,370	2,003	570	2,615	(8,776)	3,146
Discontinued operations, net of tax	(495)	—	(495)	(495)	—	(495)	1,485	(495)

Income (loss) before cumulative effect of accounting change	2,651	1,218	1,875	1,508	570	2,120	(7,291)	2,651
Cumulative effect of accounting change, net of tax	(12)	—	(12)	(7)	(5)	(12)	36	(12)

Net income (loss)	$2,639	$1,218	$1,863	$1,501	$565	$2,108	$(7,255)	$2,639

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Consolidating Balance Sheet
December 31, 2005

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

					(millions)
ASSETS
Current assets
Cash and equivalents	$3,798	$19	$—	$59	$36	$308	$—	$4,220
Receivables, net	291	221	—	—	1	5,898	—	6,411
Inventories	—	1	—	—	1	1,804	—	1,806
Prepaid expenses and other current assets	121	93	22	—	13	770	7	1,026

Total current assets	4,210	334	22	59	51	8,780	7	13,463
Noncurrent inventories and film costs	—	—	—	—	—	4,916	—	4,916
Investments in amounts due to and from consolidated subsidiaries	83,048	1,253	78,586	66,206	17,434	—	(246,527)	—
Investments, including available-for-sale securities	27	161	284	—	448	4,308	(1,710)	3,518
Property, plant and equipment, net	513	908	—	—	175	12,080	—	13,676
Intangible assets subject to amortization, net	—	13	—	—	—	3,509	—	3,522
Intangible assets not subject to amortization	—	—	—	—	641	39,172	—	39,813
Goodwill	—	1,492	—	—	2,625	36,299	—	40,416
Other assets	88	227	659	—	22	2,155	—	3,151

Total assets	$87,886	$4,388	$79,551	$66,265	$21,396	$111,219	$(248,230)	$122,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$62	$—	$—	$18	$1,296	$—	$1,380
Participations payable	—	—	—	—	—	2,426	—	2,426
Royalties and programming costs payable	—	26	—	—	4	1,044	—	1,074
Deferred revenue	—	296	—	—	—	1,177	—	1,473
Debt due within one year	—	67	—	4	3	18	—	92
Other current liabilities	1,244	724	59	150	7	4,001	(85)	6,100
Current liabilities of discontinued operations	—	—	—	—	—	43	—	43

Total current liabilities	1,248	1,175	59	154	32	10,005	(85)	12,588
Long-term debt	8,971	110	1,489	4,729	333	4,606	—	20,238
Debt due (from) to affiliates	(942)	—	—	—	—	942	—	—
Deferred income taxes	15,138	451	14,687	13,295	1,472	14,767	(44,672)	15,138
Deferred revenue	—	—	—	—	—	681	—	681
Other liabilities	756	51	1,252	370	271	4,076	(1,452)	5,324
Noncurrent liabilities of discontinued operations	—	—	—	—	—	7	—	7
Minority interests	—	—	—	—	—	7,122	(1,338)	5,784
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(2,746)	(4,296)	(6,137)	(3,227)	(15,798)	32,204	—
Other shareholders’ equity	62,715	5,347	66,360	53,854	22,515	84,811	(232,887)	62,715

Total shareholders’ equity	62,715	2,601	62,064	47,717	19,288	69,013	(200,683)	62,715

Total liabilities and shareholders’ equity	$87,886	$4,388	$79,551	$66,265	$21,396	$111,219	$(248,230)	$122,475

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Consolidating Balance Sheet
December 31, 2004

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

					(millions)
ASSETS
Current assets
Cash and equivalents	$5,568	$12	$(1)	$84	$(15)	$491	$—	$6,139
Restricted cash	—	150	—	—	—	—	—	150
Receivables, net	30	201	—	(2)	(7)	5,290	—	5,512
Inventories	—	3	—	—	5	1,729	—	1,737
Prepaid expenses and other current assets	50	113	—	—	4	753	—	920

Total current assets	5,648	479	(1)	82	(13)	8,263	—	14,458
Noncurrent inventories and film costs	—	—	—	—	—	4,415	—	4,415
Investments in amounts due to and from consolidated subsidiaries	79,253	860	84,668	72,077	17,645	—	(254,503)	—
Investments, including available-for-sale securities	19	1,175	381	—	397	4,149	(1,418)	4,703
Property, plant and equipment, net	538	1,085	—	—	107	11,364	—	13,094
Intangible assets subject to amortization, net	—	38	—	—	—	3,854	—	3,892
Intangible assets not subject to amortization	—	—	—	—	641	39,015	—	39,656
Goodwill	1,795	1,477	—	—	2,795	33,600	—	39,667
Other assets	109	331	653	—	24	2,156	—	3,273

Total assets	$87,362	$5,445	$85,701	$72,159	$21,596	$106,816	$(255,921)	$123,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8	$96	$—	$—	$2	$1,233	$—	$1,339
Participations payable	—	—	—	—	—	2,452	—	2,452
Royalties and programming costs payable	—	21	—	—	2	995	—	1,018
Deferred revenue	—	371	—	—	—	1,282	—	1,653
Debt due within one year	1,000	112	—	502	2	56	—	1,672
Other current liabilities	909	897	17	184	129	4,341	(9)	6,468
Current liabilities of discontinued operations	—	—	—	—	—	50	—	50

Total current liabilities	1,917	1,497	17	686	135	10,409	(9)	14,652
Long-term debt	8,968	154	1,483	4,752	320	5,026	—	20,703
Debt due (from) to affiliates	(1,056)	—	—	—	1,647	1,056	(1,647)	—
Deferred income taxes	14,943	(175)	15,118	13,349	1,849	15,198	(45,339)	14,943
Deferred revenue	—	2	—	—	—	747	—	749
Mandatorily convertible preferred stock	1,500	—	—	—	—	—	—	1,500
Other liabilities	319	65	689	—	13	3,202	—	4,288
Noncurrent liabilities of discontinued operations	—	—	20	—	—	18	—	38
Minority interests	—	—	—	—	—	6,981	(1,467)	5,514
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(454)	(1,544)	(4,700)	(3,963)	(23,018)	33,679	—
Other shareholders’ equity	60,771	4,356	69,918	58,072	21,595	87,197	(241,138)	60,771

Total shareholders’ equity	60,771	3,902	68,374	53,372	17,632	64,179	(207,459)	60,771

Total liabilities and shareholders’ equity	$87,362	$5,445	$85,701	$72,159	$21,596	$106,816	$(255,921)	$123,158

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Consolidating Statement of Cash Flows
For The Year Ended December 31, 2005

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

					(millions)
OPERATIONS
Net income (loss)	$2,905	$1,339	$3,824	$3,084	$977	$4,400	$(13,624)	$2,905
Adjustments for noncash and nonoperating items:
Depreciation and amortization	43	498	—	—	40	2,696	—	3,277
Amortization of film costs	—	—	—	—	—	3,513	—	3,513
Asset impairments	—	—	—	—	—	25	—	25
Loss (gain) on investments and other assets, net	—	(968)	(53)	—	17	(82)	—	(1,086)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(7,399)	(87)	(5,482)	(4,996)	(1,111)	—	19,075	—
Equity in (income) losses of investee companies, net of cash distributions	—	(1)	—	—	3	(16)	—	(14)
Amounts related to securities litigation and government investigations	111	—	—	—	—	—	—	111
Changes in operating assets and liabilities, net of acquisitions	6,102	819	3,433	3,823	1,234	(2,917)	(16,250)	(3,756)
Adjustments relating to discontinued operations	—	—	—	—	—	(10)	—	(10)

Cash provided (used) by operations	1,762	1,600	1,722	1,911	1,160	7,609	(10,799)	4,965
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(205)	(22)	—	(74)	(379)	—	(680)
Advances to parents and consolidated subsidiaries	(114)	—	915	(3)	—	—	(798)	—
Capital expenditures and product development costs from continuing operations	(23)	(320)	—	—	(121)	(2,782)	—	(3,246)
Investment proceeds from available-for-sale securities	—	965	—	—	—	26	—	991
Other investment proceeds	—	18	138	—	—	283	—	439

Cash provided (used) by investing activities	(137)	458	1,031	(3)	(195)	(2,852)	(798)	(2,496)
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	6	—	6
Debt repayments	(1,000)	(2)	—	(500)	—	(493)	—	(1,995)
Change due to/from parent	(114)	(1,939)	(2,752)	(1,433)	(912)	(4,447)	11,597	—
Proceeds from exercise of stock options	307	—	—	—	—	—	—	307
Principal payments on capital leases	—	(110)	—	—	(2)	(6)	—	(118)
Repurchases of common stock	(2,141)	—	—	—	—	—	—	(2,141)
Dividends paid	(466)	—	—	—	—	—	—	(466)
Other	19	—	—	—	—	—	—	19

Cash provided (used) by financing activities	(3,395)	(2,051)	(2,752)	(1,933)	(914)	(4,940)	11,597	(4,388)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,770)	7	1	(25)	51	(183)	—	(1,919)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,568	12	(1)	84	(15)	491	—	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$3,798	$19	$—	$59	$36	$308	$—	$4,220

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Consolidating Statement of Cash Flows
For The Year Ended December 31, 2004

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

					(millions)
OPERATIONS
Net income (loss)	$3,364	$784	$3,287	$2,496	$1,051	$3,806	$(11,424)	$3,364
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(34)	(34)	—	—	—	(34)	68	(34)
Depreciation and amortization	42	604	—	—	25	2,536	—	3,207
Amortization of film costs	—	—	—	—	—	3,547	—	3,547
Asset impairments	—	10	—	—	—	—	—	10
Gain on investments and other assets, net	—	(288)	—	—	(120)	(24)	—	(432)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(6,047)	(46)	(5,102)	(4,334)	(1,275)	—	16,804	—
Equity in (income) losses of investee companies and cash distributions	—	(6)	—	—	(7)	33	—	20
Amounts related to securities litigation and government investigations	—	—	—	—	—	300	—	300
Changes in operating assets and liabilities, net of acquisitions	6,801	(179)	7,903	7,094	2,140	626	(27,751)	(3,366)
Adjustments relating to discontinued operations	—	—	—	—	—	2	—	2

Cash provided (used) by operations	4,126	845	6,088	5,256	1,814	10,792	(22,303)	6,618
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(14)	—	—	2	(865)	—	(877)
Advances to parents and consolidated subsidiaries	(1,053)	—	(357)	—	(42)	—	1,452	—
Capital expenditures and product development costs from continuing operations	(165)	(329)	—	—	(119)	(2,411)	—	(3,024)
Investment proceeds from available-for-sale securities	—	525	—	—	—	7	—	532
Other investment proceeds	—	83	—	—	146	2,637	—	2,866

Cash provided (used) by investing activities	(1,218)	265	(357)	—	(13)	(632)	1,452	(503)
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,320	—	1,320
Debt repayments	—	(1,285)	—	(302)	(450)	(2,486)	—	(4,523)
Change due to/from parent	74	402	(5,731)	(4,959)	(1,418)	(9,219)	20,851	—
Proceeds from exercise of stock options	353	—	—	—	—	—	—	353
Principal payments on capital leases	—	(176)	—	—	—	(15)	—	(191)
Other	25	—	—	—	—	—	—	25

Cash provided (used) by financing activities	452	(1,059)	(5,731)	(5,261)	(1,868)	(10,400)	20,851	(3,016)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,360	51	—	(5)	(67)	(240)	—	3,099

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,208	(39)	(1)	89	52	731	—	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$5,568	$12	$(1)	$84	$(15)	$491	$—	$6,139

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Consolidating Statement of Cash Flows
For The Year Ended December 31, 2003

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated

					(millions)
OPERATIONS
Net income (loss)	$2,639	$1,218	$1,863	$1,501	$565	$2,108	$(7,255)	$2,639
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	12	—	12	7	5	12	(36)	12
Depreciation and amortization	25	638	1	—	26	2,449	—	3,139
Amortization of film costs	—	—	—	—	—	2,959	—	2,959
Asset impairments	—	—	—	—	—	318	—	318
Loss (gain) on investments and other assets, net	12	(98)	—	—	—	(512)	—	(598)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(5,237)	213	(4,053)	(3,789)	(600)	—	13,466	—
Equity in losses of investee companies and cash distributions	—	49	—	—	1	104	—	154
Changes in operating assets and liabilities, net of acquisitions	8,110	272	6,744	4,309	573	1,160	(24,035)	(2,867)
Adjustments relating to discontinued operations	—	—	—	—	—	845	—	845

Cash provided (used) by operations	5,561	2,292	4,567	2,028	570	9,443	(17,860)	6,601
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	1	—	—	(103)	(468)	—	(570)
Investment and acquisitions from discontinued operations	—	—	—	—	—	(52)	—	(52)
Advances to parents and consolidated subsidiaries	(99)	(583)	(12)	(104)	—	103	695	—
Capital expenditures and product development costs from continuing operations	—	(411)	—	—	(116)	(2,234)	—	(2,761)
Capital expenditures from discontinued operations	—	—	—	—	—	(126)	—	(126)
Investment proceeds from available-for-sale securities	—	1,056	—	—	1	22	—	1,079
Investment proceeds from discontinued operations	—	—	—	—	—	1,056	—	1,056
Other investment proceeds	—	9	—	—	—	1,442	—	1,451

Cash provided (used) by investing activities	(99)	72	(12)	(104)	(218)	(257)	695	77
FINANCING ACTIVITIES
Borrowings	1,163	—	—	—	—	1,208	—	2,371
Debt repayments	(4,314)	(121)	—	(370)	—	(4,388)	2,084	(7,109)
Change due to/from parent	—	(2,096)	(4,556)	(3,657)	(329)	(6,526)	17,164	—
Redemption of redeemable preferred securities of subsidiary	(813)	—	—	—	—	—	—	(813)
Proceeds from exercise of stock options	372	—	—	—	—	—	—	372
Principal payments on capital leases	—	(174)	—	—	—	(4)	—	(178)
Other	(11)	—	—	—	—	—	—	(11)

Cash provided (used) by financing activities	(3,603)	(2,391)	(4,556)	(4,027)	(329)	(9,710)	19,248	(5,368)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,859	(27)	(1)	(2,103)	23	(524)	2,083	1,310

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	349	(12)	—	2,192	29	1,255	(2,083)	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$2,208	$(39)	$(1)	$89	$52	$731	$—	$3,040

TIME WARNER INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(millions)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

2005:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$622	$385	$(463)	$544
Reserves for sales returns and allowances	1,487	2,038	(1,844)	1,681

Total	$2,109	$2,423	$(2,307)	$2,225

2004:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$799	$344	$(521)	$622
Reserves for sales returns and allowances	1,280	2,059	(1,852)	1,487

Total	$2,079	$2,403	$(2,373)	$2,109

2003:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$879	$411	$(491)	$799
Reserves for sales returns and allowances	1,206	1,712	(1,638)	1,280

Total	$2,085	$2,123	$(2,129)	$2,079

EXHIBIT INDEX

Exhibit			Sequential
Number		Description	Page Number

2.1		Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp., Comcast of Georgia, Inc., (formerly named MediaOne of Colorado, Inc., “Comcast of Georgia”), MOTH Holdings, Inc. (renamed Time Warner Cable Inc. (“Time Warner Cable”) at closing of the TWE Restructuring, and successor to MOTH Holdings, Inc., which was formerly named MediaOne TWE Holdings, Inc., “TWC Inc.”), Comcast Holdings Corporation (formerly named Comcast Corporation, “Comcast Holdings”), Comcast Corporation (“Comcast”), the Registrant, TWI Cable Inc. (“TWIC”), Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2002).	*
2.2		Amendment No. 1 to the Restructuring Agreement, dated as of March 31, 2003, by and among TWE, Comcast of Georgia, TWC Inc., Comcast Holdings, Comcast, the Registrant, TWIC, WCI, ATC, TWE Holdings I Trust, a Delaware statutory trust (“Trust I”), TWE Holdings II Trust, a Delaware statutory trust (“Trust II”), and TWE Holdings III Trust, a Delaware statutory trust (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2003 (the “March 2003 Form 8-K”)).	*
3.1(a	)	Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2001 (the “January 2001 Form 8-K”)).	*
3.1(b	)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series LMC Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s January 2001 Form 8-K).	*
3.1(c	)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series LMCN-V Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s January 2001 Form 8-K).	*
3.1(d	)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series A Mandatorily Convertible Preferred Stock (“Series A Preferred Stock”) of the Registrant as filed with the Secretary of State of the State of Delaware on March 31, 2003 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s March 2003 Form 8-K).	*
3.1(e	)	Certificate of Elimination relating to the Registrant’s Series A Preferred Stock as filed with the Secretary of State of the State of Delaware on May 2, 2005 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).	*
3.1(f	)	Certificate of Ownership and Merger merging a wholly owned subsidiary into the Registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware as filed with the Secretary of State of the State of Delaware and as became effective on October 16, 2003 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 16, 2003).	*

i

Exhibit		Sequential
Number	Description	Page Number

3.2	By-laws of the Registrant as amended through February 23, 2006 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2006).	*
4.1	Indenture dated as of June 1, 1998 among Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TWCI”), Turner Broadcasting System, Inc. (“TBS”) and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Trustee (“JPMorgan Chase Bank”) (incorporated herein by reference to Exhibit 4 to Historic TW’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12259)).	*
4.2	First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, America Online, Inc. (“America Online”), TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).	*
4.3	Indenture dated as of October 15, 1992, as amended by the First Supplemental Indenture dated as of December 15, 1992, as supplemented by the Second Supplemental Indenture dated as of January 15, 1993, between TWCI and JPMorgan Chase Bank, as Trustee (which is incorporated herein by reference to Exhibit 4.10 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8637)).	*
4.4	Third Supplemental Indenture dated as of October 10, 1996 among TWCI, Historic TW and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*
4.5	Fourth Supplemental Indenture dated as of January 11, 2001, among the Registrant, Historic TW, TWCI, America Online and TBS.
4.6	Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637) (“TWCI’s July 1992 Form 8-K”)).	*
4.7	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No.33-67688) filed with the Commission on October 25, 1993 (“TWE’s 1993 Form S-4”)).	*
4.8	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to TWE’s 1993 Form S-4).	*
4.9	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No.1-12878) (“TWE’s 1993 Form 10-K”)).	*
4.10	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-12878)).	*

Exhibit		Sequential
Number	Description	Page Number

4.11	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-12259) (the “Historic TW 1997 Form 10-K”)).	*
4.12	Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Historic TW 1997 Form 10-K).	*
4.13	Eighth Supplemental Indenture, dated as of December 9, 2003, among Historic TW, TWE, WCI, ATC, TWC Inc. and BONY, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”)).	*
4.14	Ninth Supplemental Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, TWC Inc. and BONY, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).	*
4.15	Indenture dated as of January 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.11 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-8637)).	*
4.16	First Supplemental Indenture dated as of June 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).	*
4.17	Second Supplemental Indenture dated as of October 10, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*
4.18	Third Supplemental Indenture dated as of December 31, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-12259) (the “Historic TW1996 Form 10-K”)).	*
4.19	Fourth Supplemental Indenture dated as of December 17, 1997 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.4 to Historic TW’s, TWCI’s and TBS’s Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).	*
4.20	Fifth Supplemental Indenture dated as of January 12, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.5 to Historic TW’s, TWCI’s and TBS’s 1998 Form S-4).	*
4.21	Sixth Supplemental Indenture dated as of March 17, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.15 to the Historic TW 1997 Form 10-K).	*
4.22	Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, America Online, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s 2000 Form 10-K).	*

Exhibit		Sequential
Number	Description	Page Number

4.23	Trust Agreement dated as of April 1, 1998 (the “Historic TW Trust Agreement”) among Historic TW, as Grantor, and U.S. Trust Company of California, N.A., as Trustee (“US Trust Company”) (incorporated herein by reference to Exhibit 4.16 to the Historic TW 1997 Form 10-K). (WCI and Time Inc., as grantors, have entered into Trust Agreements dated March 31, 2003 and April 1, 1998, respectively, with U.S. Trust Company that are substantially identical in all material respects to the Historic TW Trust Agreement).	*
4.24	Indenture dated as of April 19, 2001 among the Registrant, America Online, Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).	*
10.1	Time Warner 1989 Stock Incentive Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.3 to the Historic TW Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-12259) (the “Historic TW 1999 Form 10-K”)).	*
10.2	AOL Time Warner Inc. 1994 Stock Option Plan, as amended through January 16, 2003 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”)).	*
10.3	Time Warner Corporate Group Stock Incentive Plan, as amended through November 18, 1999 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 2002 Form 10-K).	*
10.4	Time Warner Publishing Group Stock Incentive Plan, as amended through November 18, 1999 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s 2002 Form 10-K).	*
10.5	Time Warner Inc. 1997 Stock Option Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.7 to the Historic TW 1999 Form 10-K).	*
10.6	America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the America Online Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-12143)).	*
10.7	Time Warner Inc. 1999 Stock Plan, as amended through January 21, 2005 (the “1999 Stock Plan”) (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2005 (the “January 2005 Form 8-K”)).	*
10.8	Form of Non-Qualified Stock Option Agreement, Directors Version 4 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s January 2005 Form 8-K).	*
10.9	Form of Restricted Stock Purchase Agreement (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.6 to the Registrant’s January 2005 Form 8-K).	*
10.10	Form of Annex 1 to Restricted Stock Purchase Agreement, Version 3 (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s January 2005 Form 8-K).	*
10.11	Time Warner Inc. 1999 Restricted Stock and Restricted Stock Unit Plan, as amended through January 21, 2005 (the “1999 Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.8 to the Registrant’s January 2005 Form 8-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.12	Form of Restricted Shares Agreement (for awards of restricted stock under the 1999 Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.9 to the Registrant’s January 2005 Form 8-K).	*
10.13	Form of Annex A to the Restricted Shares Agreement, Version 3 (for awards of restricted stock under the 1999 Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.10 to the Registrant’s January 2005 Form 8-K).	*
10.14	Form of Restricted Stock Units Agreement, General RSU Agreement, Version 1 (for awards of restricted stock unit sunder the 1999 Stock Plan and the 1999 Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.11 to the Registrant’s January 2005 Form 8-K).	*
10.15	Time Warner Inc. 2003 Stock Incentive Plan, as amended through November 20, 2003 (the “2003 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2003 Form 10-K).	*
10.16	Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.12 to the Registrant’s January 2005 Form 8-K).	*
10.17	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 2 (for awards of stock options to executive officers of the Registrant under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.13 to the Registrant’s January 2005 Form 8-K).	*
10.18	Form of Notice of Grant of Restricted Stock (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.14 to the Registrant’s January 2005 Form 8-K).	*
10.19	Form of Restricted Stock Agreement, Version 2 (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.15 to the Registrant’s January 2005 Form 8-K).	*
10.20	Form of Notice of Grant of Restricted Stock Units (for awards of restricted stock units under the 1999 Stock Plan, the 1999 Restricted Stock Plan and the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.16 to the Registrant’s January 2005 Form 8-K).	*
10.21	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.17 to the Registrant’s January 2005 Form 8-K).	*
10.22	Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through January 21, 2005 (the “Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s January 2005 Form 8-K).	*
10.23	Form of Restricted Shares Agreement (for awards of restricted stock under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s January 2005 Form 8-K).	*
10.24	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s January 2005 Form 8-K).	*
10.25	Time Warner 1996 Stock Option Plan for Non-Employee Directors, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2000 Form 10-K).	*

v

Exhibit		Sequential
Number	Description	Page Number

10.26	Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-8637)).	*
10.27	Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended through May 21, 2004 (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”)).	*
10.28	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders).	*
10.29	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Historic TW 1996 Form 10-K).	*
10.30	Amended and Restated Time Warner Annual Bonus Plan for Executive Officers, as amended through January 22, 2004 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s 2003 Form 10-K).	*
10.31	Time Warner Inc. Deferred Compensation Plan, as amended and restated as of August 1, 2001 (the “Deferred Compensation Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).	*
10.32	Amendment No. 1 to the Deferred Compensation Plan, effective October 15, 2001 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	*
10.33	Amendment No. 2 to the Deferred Compensation Plan, effective August 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 Form 10-Q”)).	*
10.34	Amendment No. 3 to the Deferred Compensation Plan, effective January 1, 2004 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s 2003 Form 10-K).	*
10.35	Amendment No. 4 to the Deferred Compensation Plan, effective January 1, 2005.
10.36	Employment Agreement made December 18, 2003, effective as of December 17, 2003, between the Registrant and Richard D. Parsons (incorporated herein by reference to Exhibit 10.20 to the Registrant’s 2003 Form 10-K).	*
10.37	Confidentiality, Non-Competition and Ownership of Work Product Agreement effective December 17, 2003, and as part of the Employment Agreement made December 18, 2003, between the Registrant and Richard D. Parsons (incorporated herein by reference to Exhibit 10.21 to the Registrant’s 2003 Form 10-K).	*
10.38	Employment Agreement made December 22, 2003, effective as of December 22, 2003, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.22 to the Registrant’s 2003 Form 10-K).	*
10.39	Confidentiality, Non-Competition and Ownership of Work Product Agreement effective December 22, 2003, and as part of the Employment Agreement made December 22, 2003, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.23 to the Registrant’s 2003 Form 10-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.40	Employment Agreement made March 20, 2001, effective as of March 1, 2001, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 10.39 to the Registrant’s 2004 Form 10-K).	*
10.41	Employment Agreement made February 27, 2003, effective as of November 1, 2001, between the Registrant and Wayne H. Pace (incorporated herein by reference to Exhibit 10.25 to the Registrant’s 2003 Form 10-K).	*
10.42	Letter Amendment effective April 28, 2005, amending the Employment Agreement effective as of November 1, 2001, between the Registrant and Wayne H. Pace (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2005).	*
10.43	Employment Agreement effective as of January 1, 2002 between Time Inc., a Delaware corporation, and Don Logan (incorporated herein by reference to Exhibit 10.28 to the Registrant’s 2002 Form 10-K).	*
10.44	Letter Amendment effective October 28, 2004, amending the Employment Agreement effective as of January 1, 2002, between the Registrant and Don Logan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2004).	*
10.45	Agreement Containing Consent Orders, including the Decision and Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s January 2001 Form 8-K).	*
10.46	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s January 2001 Form 8-K).	*
10.47	Second Amended and Restated LMC Agreement dated as of September 22, 1995 among TWCI, Liberty Media Corporation (“LMC”), TCI Turner Preferred, Inc., Communication Capital Corp. and United Cable Turner Investment, Inc. (incorporated herein by reference to Exhibit 10(a) to TWCI’s Current Report on Form 8-K dated September 6, 1996 (File No. 1-8637) (“TWCI’s September 1996 Form 8-K”)).	*
10.48	Agreement Containing Consent Order dated August 14, 1996 among TWCI, TBS, Tele-Communications, Inc., LMC and the Federal Trade Commission (incorporated herein by reference to Exhibit 2(b) to TWCI’s September 1996 Form 8-K).	*
10.49	Investors Agreement (No. 1) dated as of October 10, 1996 among Historic TW, R.E. Turner, Turner Outdoor Inc. and Turner Partners, LP (incorporated herein by reference to Exhibit 10.23 to the Historic TW 1996 Form 10-K).	*
10.50	$7.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2002 and amended and restated as of February 17, 2006, among the Registrant and Time Warner International Finance Limited, as Borrowers, the Lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and BNP Paribas, as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, and Deutsche Bank AG, New York Branch as Co-Documentation Agents, with associated Guarantees.
10.51	$6.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of December 9, 2003 and amended and restated as of February 15, 2006, among TWC Inc., as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Deutsche Bank AG, New York Branch, as Co-Syndication Agents, and BNP Paribas and Wachovia Bank, National Association, as Co-Documentation Agents, with associated Guarantees.

Exhibit		Sequential
Number	Description	Page Number

10.52	$4.0 Billion Five-Year Term Loan Credit Agreement, dated as of February 21, 2006, among TWC Inc., as Borrower, the Lenders from time to time party thereto, The Bank of Tokyo- Mitsubishi UFJ Ltd., New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, and Calyon New York Branch, HSBC Bank USA, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, with associated Guarantees.
10.53	$4.0 Billion Three-Year Term Loan Credit Agreement, dated as of February 24, 2006, among TWC Inc., as Borrower, the Lenders from time to time party thereto, Wachovia Bank, National Association, as Administrative Agent, ABN Amro Bank N.V. and Barclays Capital, as Co-Syndication Agents, and Dresdner Bank AG New York and Grand Cayman Branches and The Bank of Nova Scotia, as Co-Documentation Agents, with associated Guarantees.
10.54	Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the Letter Agreement dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among TWCI and certain of its subsidiaries, ITOCHU Corporation (“ITOCHU”) and Toshiba Corporation (“Toshiba”) (“TWE Partnership Agreement, as amended”) (incorporated herein by reference to Exhibit(A) to TWCI’s Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and Exhibit 10(b) and 10(c) to TWCI’s July 1992 Form 8-K).	*
10.55	Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, TWCI, US WEST, Inc., and certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended (incorporated herein by reference to Exhibit 3.2 to TWE’s 1993 Form 10-K).	*
10.56	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among TWC Inc., Trust I, ATC, Comcast and the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant’s March 2003 Form 8-K).	*
10.57	Registration Rights Agreement, dated as of August 20, 2002, by and between Comcast of Georgia and the Registrant (incorporated herein by reference to Exhibit 10.14 to the Registrant’s September 2002 Form 10-Q).	*
10.58	Amendment No. 1 to the Registration Rights Agreement, dated as of March 31, 2003, by and between Trust II and the Registrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s March 2003 Form 8-K).	*
10.59	Registration Rights Agreement, dated as of March 31, 2003, by and between the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 4.4 to the Registrant’s March 2003 Form 8-K).	*
10.60	Registration Rights Agreement, dated as of March 31, 2003, by and among Trust II, the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 4.5 to the Registrant’s March 2003 Form 8-K).	*
10.61	Tolling and Optional Redemption Agreement (“Tolling and Optional Redemption Agreement”), dated as of September 24, 2004, by and among Comcast Cable Communications Holdings, Inc. (“Comcast Holdings”), MOC Holdco II, Inc. (“MOCHoldco”), Trust I, Trust II, Comcast, Cable Holdco Inc. (“Holdco”) and TWC Inc. (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 24, 2004).	*
10.62	Amendment No. 1 to the Tolling and Optional Redemption Agreement, dated as of February 17, 2005, among Comcast Holdings, MOC Holdco, Trust I, Trust II, Comcast, Holdco and TWC Inc. (incorporated herein by reference to Exhibit 10.58 to the Registrant’s 2004 Form 10-K)).	*

Exhibit		Sequential
Number	Description	Page Number

10.63	Amendment No. 2 to the Tolling and Optional Redemption Agreement, dated as of April 20, 2005, among Comcast Holdings, MOCHoldco, Trust I, Trust II, Comcast, Holdco, Time Warner Cable and the Registrant (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 (the “April 2005 Form 8-K”)).	*
10.64	TWC Redemption Agreement, dated as of April 20, 2005 (the “TWC Redemption Agreement”), by and among Comcast Holdings, MOCHoldco, Trust I, Trust II, Comcast, Cable Holdco II Inc. (“Holdco II”), Time Warner Cable, TWE Holding I LLC (“TWE Holding”) and the Registrant (incorporated herein by reference to Exhibit 99.2 to the Registrant’s April 2005 Form 8-K).	*
10.65	TWE Redemption Agreement, dated as of April 20, 2005 (the “TWE Redemption Agreement”), by and among Comcast Holdings, MOC Holdco I, LLC (“MOCHoldco I”), Trust I, Comcast, Cable Holdco III LLC (“Holdco III”), TWE, Time Warner Cable and the Registrant (incorporated herein by reference to Exhibit 99.3 to the Registrant’s April 2005 Form 8-K).	*
10.66	Exchange Agreement, dated as of April 20, 2005 (the “Exchange Agreement”), by and among Comcast, Comcast Holdings, Comcast of Georgia, TCI Holdings, Inc. (“TCI Holdings”), Time Warner Cable, Time Warner NY Cable LLC (“Time Warner NY Cable”) and Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) (incorporated herein by reference to Exhibit 99.4 to the Registrant’s April 2005 Form 8-K).	*
10.67	Letter Agreement, dated May 10, 2005, among Comcast, Time Warner Cable and Trust II, related to the extension of various deadlines set forth in the Tolling and Optional Redemption Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “June 2005 Form 10-Q”)).	*
10.68	Alternate Tolling and Optional Redemption Agreement, dated as of May 31, 2005, among Comcast Holdings, MOCHoldco, Trust II, Holdco, Time Warner Cable and the other parties named therein (incorporated herein by reference to Exhibit 10.12 to the Registrant’s June 2005 Form 10-Q).	*
10.69	Letter Agreement, dated June 1, 2005, among Holdco, Holdco II, Holdco III, Comcast, Comcast Holdings, Comcast of Georgia, MOCHoldco I, MOCHoldco, TCI Holdings, the Registrant, Time Warner Cable, Time Warner NY Cable, TWE, TWE Holding, Trust I, Trust II and Urban Cable, related to the amendment of various provisions of the Tolling and Optional Redemption Agreement, the TWC Redemption Agreement, the TWE Redemption Agreement and the Exchange Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant’s June 2005 Form 10-Q).	*
10.70	Parent Agreement, dated as of March 31, 2003, by and among TWC Inc., the Registrant and Trust II (incorporated herein by reference to Exhibit 10.5 to the Registrant’s March 2003 Form 8-K).	*
10.71	Partnership Interest Sale Agreement, dated as of March 31, 2003, by and among TWC Inc., the Registrant, Comcast and Trust I (incorporated herein by reference to Exhibit 10.6 to the Registrant’s March 2003 Form 8-K).	*
10.72	Reimbursement Agreement, dated as of March 31, 2003, by and among TWC Inc., the Registrant, WCI, ATC and TWE (incorporated herein by reference to Exhibit 10.7 to the Registrant’s March 2003 Form 8-K).	*
10.73	Brand License Agreement, dated as of March 31, 2003, by and between Warner Bros. Entertainment Inc. and TWC Inc. (incorporated herein by reference to Exhibit 10.8 to the Registrant’s March 2003 Form 8-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.74	Tax Matters Agreement, dated as of March 31, 2003, between the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 10.9 to the Registrant’s March 2003 Form 8-K).	*
10.75	Brand and Trade Name License Agreement, dated as of March 31, 2003, by and among the Registrant and TWC Inc. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s March 2003 Form 8-K).	*
10.76	Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.16 to the Registrant’s September 2002 Form 10-Q).	*
10.77	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Registrant’s March 2003 Form 8-K).	*
10.78	Intellectual Property Agreement dated as of August 20, 2002 by and between TWC Inc. and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.18 to the Registrant’s September 2002 Form 10-Q).	*
10.79	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWC Inc. and WCI (incorporated herein by reference to Exhibit 10.4 to the Registrant’s March 2003 Form 8-K).	*
10.80	Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership (“Advance/Newhouse”), and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N Partnership”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 (File No. 1-2878)).	*
10.81	Amended and Restated Partnership Agreement of TWE-A/N Partnership entered into as of February 1, 2001 by and between TWE, Advance/Newhouse and Paragon Communications (“Paragon”) (incorporated herein by reference to Exhibit 10.46 to the Registrant’s 2000 Form 10-K).	*
10.82	First Amendment to the Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of March 1, 2001 among TWE, Advance/Newhouse and Paragon (incorporated herein by reference to Exhibit 10.47 to the Registrant’s 2000 Form 10-K).	*
10.83	Seconded Amended and Restated Partnership Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/ Newhouse (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 2002 Form 10-Q”)).	*
10.84	Third Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of December 31, 2002 among TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (the “December 2002 Form 8-K”)).	*
10.85	Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Advance/Newhouse, TWE, TW Holding Co. and TWE-A/N Partnership (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 (File No. 1-12259)).	*

x

Exhibit		Sequential
Number	Description	Page Number

10.86	Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12259) (“Historic TW’s 1998 Form 10-K”)).	*
10.87	Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.39 to Historic TW’s 1998 Form 10-K).	*
10.88	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.53 to the Registrant’s 2000 Form 10-K).	*
10.89	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.1 to the Registrant’s June 2002 Form 10-Q).	*
10.90	Consent and Agreement dated as of December 31, 2002 among TWE-A/N Partnership, TWE, Paragon, Advance/Newhouse, TWEAN Subsidiary LLC (“TWEAN Subsidiary”) and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the Registrant’s December 2002 Form 8-K).	*
10.91	Pledge Agreement dated as of December 31, 2002 among TWE-A/N Partnership, Advance/Newhouse, TWEAN Subsidiary and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the Registrant’s December 2002 Form 8-K).	*
10.92	Deferred Prosecution Agreement entered into December 15, 2004 between America Online, the United States Attorney’s Office for the Eastern District of Virginia (“EDVA”) and the United States Department of Justice, Criminal Division (“DOJ”) (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 15, 2004) (the “December 2004 Form 8-K”).	*
10.93	Letter Agreement dated December 15, 2004 between the Registrant, EDVA and DOJ (incorporated herein by reference to Exhibit 99.3 to the Registrant’s December 2004 Form 8-K).	*
10.94	Asset Purchase Agreement, dated as of April 20, 2005 (the “Asset Purchase Agreement”), between Adelphia Communications Corporation (“Adelphia”) and Time Warner NY Cable (incorporated herein by reference to Exhibit 99.1 to the Registrant’s April 2005 Form 8-K).	*
10.95	Letter Agreement, dated June 2, 2005, between Adelphia and Time Warner NY Cable, related to the extension of the deadline set forth in the Asset Purchase Agreement to file various documents with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s June 2005 Form 10-Q).	*
10.96	Letter Agreement, dated June 17, 2005, between Adelphia and Time Warner NY Cable, related to the extension of the deadline set forth in the Asset Purchase Agreement to file various documents with the Bankruptcy Court (incorporated herein by reference to Exhibit 10.3 to the Registrant’s June 2005 Form 10-Q).	*
10.97	Letter Agreement, dated June 24, 2005, between Adelphia and Time Warner NY Cable, related to, among other things, various conditions set forth in the Asset Purchase Agreement and the filing of the Second Amended Disclosure Statement with the Bankruptcy Court (incorporated herein by reference to Exhibit 10.4 to the Registrant’s June 2005 Form 10-Q).	*

Exhibit		Sequential
Number	Description	Page Number

10.98	Amendment No. 1 to the Asset Purchase Agreement, dated June 24, 2005, between Adelphia and Time Warner NY Cable (incorporated herein by reference to Exhibit 10.5 to the Registrant’s June 2005 Form 10-Q).	*
10.99	TKCCP Agreement, dated as of April 20, 2005, by and between Time Warner Cable and Comcast (incorporated herein by reference to Exhibit 99.6 to the Registrant’s April 2005 Form 8-K).	*
10.100	Contribution Agreement, dated as of April 20, 2005, between Time Warner NY Cable and ATC (incorporated herein by reference to Exhibit 99.7 to the Registrant’s April 2005 Form 8-K).	*
10.101	Form of By-laws of Time Warner Cable, as proposed to be amended (incorporated herein by reference to Exhibit 99.8 to the Registrant’s April 2005 Form 8-K).	*
10.102	Form of Amended and Restated Certificate of Incorporation of Time Warner Cable, as proposed to be amended (incorporated herein by reference to Exhibit 99.9 to the Registrant’s April 2005 Form 8-K).	*
10.103	Parent Agreement, dated as of April 20, 2005, among Time Warner Cable, Time Warner NY Cable and Adelphia (incorporated herein by reference to Exhibit 99.10 to the Registrant’s April 2005 Form 8-K).	*
10.104	Letter Agreement, dated April 20, 2005, among Time Warner NY Cable, Comcast and Adelphia, related to the requirements of Time Warner NY Cable, in certain circumstances, to acquire from Adelphia those systems that otherwise would have been acquired by Comcast (incorporated herein by reference to Exhibit 99.11 to the Registrant’s April 2005 Form 8-K).	*
10.105	Shareholder Agreement, dated as of April 20, 2005, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.12 to the Registrant’s April 2005 Form 8-K).	*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.	†

*	Incorporated by reference.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.