Form 10-Q
period 2006-03-31
TIME WARNER INC
filed 2006-05-03
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2006 or

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of April 28, 2006
Common Stock – $.01 par value	4,189,470,241
Series LMCN-V Common Stock – $.01 par value	92,645,036

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	30
Consolidated Balance Sheet at March 31, 2006 and December 31, 2005	31
Consolidated Statement of Operations for the Three Months Ended March 31, 2006 and 2005	32
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2006 and 2005	33
Consolidated Statement of Shareholders’ Equity	34
Notes to Consolidated Financial Statements	35
Supplementary Information	62

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	68
Item 1A. Risk Factors	69
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 5. Other Information	70
Item 6. Exhibits	71
EX-10.1 STATEMENT OF AMENDMENTS TO THE TIME WARNER INC. 2003 STOCK INCENTIVE PLAN
EX-10.2 TIME WARNER INC. 1988 RESTRICTED STOCK AND RESTRICTED STOCK UNIT PLAN, AS AMENDED
EX-10.3 FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT, DIRECTORS VERSION 5
EX-10.4 $500 MILLION THREE-YEAR TERM LOAN CREDIT AGREEMENT
EX-18.1 LETTER RE: CHANGE IN ACCOUNTING PRINCIPLE
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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:
•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2006. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2006 and cash flows for the three months ended March 31, 2006.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s 2005 Form 10-K for a discussion of the risk factors for the Company and to Item 1A of this report for an update to such risk factors.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films, including the Harry Potter series, The Lord of the Rings trilogy and Wedding Crashers, as well as television programs, including ER, Two and a Half Men, Cold Case and Without a Trace. During the three months ended March 31, 2006, the Company generated revenues of $10.455 billion (up 1% from $10.363 billion in 2005), Operating Income before Depreciation and Amortization of $2.688 billion (up 8% from $2.480 billion in 2005), Operating Income of $1.866 billion (up 11% from $1.682 billion in 2005), Net Income of $1.455 billion (up 59% from $915 million in 2005) and Cash Provided by Operations of $2.330 billion (up 27% from $1.832 billion in 2005).
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. On April 3, 2006, in connection with an investment by Google Inc. (“Google”) as more fully described below, America Online, Inc. converted to a Delaware limited liability company and changed its name to AOL LLC (together with its subsidiaries, “AOL”). AOL operates a leading network of web brands and the largest Internet access subscription service in the United States, with 24.5 million total AOL brand subscribers in the U.S. and Europe at March 31, 2006. AOL reported total revenues of $1.981 billion (19% of the Company’s overall revenues), $444 million in Operating Income before Depreciation and Amortization and $269 million in Operating Income for the three months ended March 31, 2006. AOL generates its revenues primarily from subscription fees charged to subscribers and from providing advertising services. AOL is organized into four business units: Access, Audience, Digital Services and International.
     The Access business unit offers Internet access and on-line subscription services, primarily dial-up telephone Internet access and the AOL service. The AOL service, offered under a variety of different terms and price plans, generates the substantial majority of AOL’s revenues. Over the past several years, the Access business unit has experienced significant declines in U.S. subscribers to the AOL service and in related Subscription revenues, and these declines are expected to continue. These decreases are due primarily to the continued industry-wide maturing of the premium dial-up services business, as consumers migrate to high-speed services and lower-cost dial-up services. AOL continues to develop, change, test and implement marketing and new product strategies to attract and retain subscribers. AOL has recently entered into a number of agreements with high-speed access providers to offer the AOL service along with high-speed Internet access.
     AOL’s Audience business unit generates Advertising revenues from the sale of advertising on a fixed impression or fixed placement basis, as well as from the sale of paid-search and other pay-for-performance advertising on AOL’s and Advertising.com, Inc.’s (“Advertising.com”) networks of Internet properties, which include owned and third-party properties, as well as certain Internet properties owned by other divisions of the Company. Currently, a significant majority of Advertising revenues are generated from traffic by subscribers to the AOL subscription service. The strategy of the Audience business unit focuses on generating Advertising revenue by increasing the reach of its audience and depth of its usage across its web properties, including properties such as AOL.com, AIM, MapQuest and Moviefone. A key component of this strategy was the third-quarter 2005 re-launch of the publicly available version of the AOL.com web portal that includes a substantial portion of AOL’s content, features and tools that were historically available only to AOL subscribers. AOL seeks to generate Advertising revenue from increased traffic to AOL’s network of Internet services and websites through sales of branded advertising and performance-based advertising, including paid-search, as well as from increased utilization and optimization of AOL’s advertising inventory.
     AOL’s Digital Services business unit works to develop next-generation digital services, including a variety of wireless, voice and other premium services and applications that appeal to AOL members and Internet users.
     AOL’s International business unit, which primarily includes AOL Europe, has an Internet access business, sells advertising and develops and offers premium digital services. AOL Europe has focused on increasing revenues from advertising and digital services. AOL Europe has experienced declines in subscribers as consumers have shifted from traditional dial-up plans to

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
highly competitive broadband plans offered by AOL and others, which have lower margins, and this trend is expected to continue.
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S. (in terms of basic cable subscribers). At March 31, 2006, TWC managed approximately 11.039 million basic cable subscribers (including approximately 1.577 million subscribers of unconsolidated investees), in highly clustered and technologically upgraded systems in 27 states. TWC delivered revenues of $2.580 billion (25% of the Company’s overall revenues), $932 million of Operating Income before Depreciation and Amortization and $501 million in Operating Income for the three months ended March 31, 2006. As part of the strategy to expand TWC’s cable footprint and improve the clustering of its cable systems, TWC, through a subsidiary, entered into agreements on April 20, 2005 to acquire, in conjunction with Comcast Corporation (“Comcast”), substantially all of the assets of Adelphia Communications Corporation (“Adelphia”). Refer to “Recent Developments” for further details.
     TWC principally offers three products — video, high-speed data and voice. Video is TWC’s largest product in terms of revenues generated; however, the potential growth of its customer base within TWC’s existing footprint for video cable service is limited, as the customer base has matured and industry-wide competition has increased. Nevertheless, TWC is continuing to increase its video revenues through rate increases, subscriber growth and its offerings of advanced digital video services such as Digital Video, Video-on-Demand (VOD), Subscription-Video-on-Demand (SVOD) and Digital Video Recorders (DVRs), which are available throughout TWC’s footprint. TWC’s digital video subscribers provide a broad base of potential customers for these advanced services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting an expansion of service offerings and contractual rate increases.
     High-speed data service has been one of TWC’s fastest-growing products over the past several years and is a key driver of its results. TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenue could be impacted by intensified competition with other service providers.
     TWC’s voice product, Digital Phone, was available to over 88% of TWC’s homes passed, and approximately 1.4 million subscribers (including 176,000 subscribers of unconsolidated investees) received the service as of March 31, 2006. For a monthly fixed fee, Digital Phone customers typically receive unlimited local, in-state and U.S., Canada and Puerto Rico long-distance calling, as well as call waiting, caller ID and enhanced “911” services. In the future, TWC intends to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC to offer its customers a convenient package of video, high-speed data and voice services and to compete effectively against similar bundled products available from its competitors. TWC expects strong growth in Digital Phone subscribers and revenues for the foreseeable future.
     In addition to the subscription services, TWC also earns revenue by selling advertising time to national, regional and local businesses.
     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Inc. (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $2.779 billion (25% of the Company’s overall revenues), $457 million in Operating Income before Depreciation and Amortization and $368 million in Operating Income for the three months ended March 31, 2006.
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
     Networks. Time Warner’s Networks group comprises Turner Broadcasting System, Inc. (“Turner”), Home Box Office, Inc. (“HBO”) and The WB Television Network (“The WB Network”). The Networks segment delivered revenues of $2.351 billion (21% of the Company’s overall revenues), $857 million in Operating Income before Depreciation and Amortization and $788 million in Operating Income for the three months ended March 31, 2006.
     The Turner networks — including such recognized brands as TBS, TNT, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For over four consecutive years, more prime-time viewers watched advertising-supported cable TV networks than the national broadcast networks. For the first quarter of 2006, TNT ranked second among advertising-supported cable networks in prime-time delivery of its key demographics, adults 18-49 and adults 25-54, and first in total day delivery of adults 25-54. TBS ranked second among advertising-supported cable networks in prime-time delivery of its key demographic, adults 18-34.
     The Turner networks generate revenues principally from the sale of advertising time and monthly subscriber fees paid by cable systems, direct-to-home (“DTH”) satellite operators and other affiliates. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, network premieres, licensed and original series, news and animation, leading to strong ratings and Advertising and Subscription revenue growth, as well as strong brands and operating efficiency.
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
     The WB Network is a broadcast television network whose target audience consists primarily of young adults in the 12-34 demographic. The WB Network generates revenues almost exclusively from the sale of advertising time. As discussed in more detail in “Recent Developments,” on January 24, 2006, Warner Bros. and CBS Corp. (“CBS”) announced an agreement to form a new fully-distributed national broadcast network, to be called The CW. At the same time, Warner Bros. and CBS are preparing to cease the standalone operations of The WB Network and UPN, respectively, at the end of the 2005/2006 television season (September 2006).
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $1.126 billion (10% of the Company’s overall revenues), $116 million in Operating Income before Depreciation and Amortization and $71 million in Operating Income for the three months ended March 31, 2006.
     Time Inc. publishes over 145 magazines globally, including People, Sports Illustrated, Southern Living, In Style, Real Simple, Entertainment Weekly, Time, Fortune, Cooking Light and What’s on TV. It generates revenues primarily from advertising, magazine subscriptions and newsstand sales, and its growth is derived from higher circulation and advertising on existing magazines, new magazine launches and acquisitions. Time Inc. owns IPC Media (the U.K.’s largest magazine company, “IPC”) and the magazine subscription marketer Synapse Group, Inc. In addition, Time Inc. continues to invest in developing digital content, including the launch of Officepirates.com, the redesign of CNNmoney.com and the acquisition of Golf.com. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Recent Developments
AOL-Google Alliance
     During December 2005, the Company announced that AOL is expanding its current strategic alliance with Google to enhance its global online advertising partnership and make more of AOL’s content available to Google users. In addition, Google agreed to invest $1 billion to acquire a 5% equity interest in a limited liability company that owns all of the outstanding equity interests in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements. Under the alliance, Google will continue to provide search technology to AOL’s network of Internet properties worldwide and provide AOL with an improved share in revenues generated through search conducted on the AOL network. Other key aspects of the alliance include:
•	Creating an AOL Marketplace through white labeling of Google’s advertising technology, which enables AOL to sell search advertising directly to advertisers on AOL-owned properties;

•	Providing AOL $300 million of marketing credits for promotion of AOL’s content on Google-owned Internet properties as well as $100 million of AOL/Google co-sponsored promotion of AOL properties;

•	Collaborating in video search and promoting the AOL Video destination within Google Video; and

•	Enabling Google Talk and AIM instant messaging users to communicate with each other, provided certain conditions are met.
     AOL and Google also agreed to collaborate in the future to expand on the alliance, including the possible sale by AOL of display advertising on the Google network.
     On April 13, 2006, the Company completed its issuance of a 5% equity interest in AOL to Google for $1 billion in cash. In accordance with Staff Accounting Bulletin No. 51, Accounting for the Sales of Stock of a Subsidiary, Time Warner will recognize a gain of approximately $800 million, which will be reflected in shareholders’ equity, as an adjustment to paid-in capital in the second quarter of 2006.
The WB Network
     On January 24, 2006, Warner Bros. and CBS announced an agreement to form a new fully-distributed national broadcast network, to be called The CW. At the same time, Warner Bros. and CBS are preparing to cease the standalone operations of The WB Network and UPN, respectively, at the end of the 2005/2006 television season (September 2006). Warner Bros. and CBS will each own 50% of the new network and will have joint and equal control. In addition, Warner Bros. has reached an agreement with Tribune Corp. (“Tribune”), currently a subordinated 22.25% limited partner in The WB Network, under which Tribune will surrender its ownership interest in The WB Network and will be relieved of funding obligations. In addition, Tribune will become one of the principal affiliate groups for the new network.
     Upon the closing of this transaction, the Company will account for its investment in The CW under the equity method of accounting. The Company anticipates that prior to the closing of this transaction it will incur restructuring charges ranging from $25 million to $30 million related to employee terminations and contractual settlements. In addition, The WB Network may incur up to $100 million in terminating certain programming arrangements (primarily licensed movie rights), most of which are not expected to be contributed to the new network and may not be sold or utilized in another manner. Included in these costs are approximately $70 million associated with intercompany programming arrangements with Warner Bros. and New Line. Any costs incurred by The WB Network on such intercompany programming would be largely offset by amounts recognized by Warner Bros. and New Line, with the impact of all intercompany transactions being eliminated in consolidation. Excluding the impact of these intercompany transactions, the anticipated exit costs to the Company of programming arrangements and employee and other contractual arrangements range from approximately $55 million to $60 million.
Adelphia Acquisition Agreement
     On April 20, 2005, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast each entered into separate definitive agreements with Adelphia to, collectively, acquire substantially all the assets of Adelphia for a total of $12.7 billion in cash (of which TW NY will pay $9.2 billion and Comcast will pay the remaining $3.5 billion) and 16% of the common stock of TWC (the “Adelphia Acquisition”).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     At the same time that Comcast and TW NY entered into the Adelphia Acquisition agreements, Comcast, TWC and/or their respective affiliates entered into agreements providing for the redemption of Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”) (the “TWC Redemption Agreement” and the “TWE Redemption Agreement,” respectively, and, collectively, the “TWC and TWE Redemption Agreements”). Specifically, Comcast’s 17.9% interest in TWC will be redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding cable systems serving approximately 587,000 subscribers (as of December 31, 2004), as well as approximately $1.9 billion in cash. In addition, Comcast’s 4.7% interest in TWE will be redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers (as of December 31, 2004), as well as approximately $133 million in cash. TWC, Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (the “Cable Swaps”).
     After giving effect to the transactions, TWC will gain systems passing approximately 7.5 million homes, with approximately 3.5 million basic subscribers (each as of December 31, 2004). TWC will then manage a total of approximately 14.4 million basic subscribers (as of December 31, 2004). Time Warner will own 84% of TWC’s common stock (including 83% of the outstanding TWC Class A Common Stock, which will become publicly traded at the time of closing, and all outstanding shares of TWC Class B Common Stock) as well as an indirect non-voting economic interest in TW NY, a subsidiary of TWC, valued at $2.9 billion at the time of entering into the agreement.
     The transactions are subject to customary regulatory review and approvals, including antitrust review by the Federal Trade Commission (“FTC”) pursuant to the Hart-Scott-Rodino Act, review by the Federal Communications Commission (“FCC”) and local franchise approvals, as well as, in the case of the Adelphia Acquisition, the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction over Adelphia’s Chapter 11 case and Adelphia’s creditors. On January 31, 2006, the FTC completed its antitrust review of the transaction and closed its investigation without further action. The parties are awaiting final clearance from the FCC and certain local franchise approvals, as well as completion of the bankruptcy process. The parties expect to close the Adelphia Acquisition on or before July 31, 2006.
     The closing of the Adelphia Acquisition is not dependent on the closing of the Cable Swaps or the transactions contemplated by the TWC and TWE Redemption Agreements. Furthermore, if Comcast fails to obtain certain necessary governmental authorizations, TW NY has agreed to acquire the cable operations of Adelphia that would have been acquired by Comcast, with the purchase price payable in cash or TWC stock at TWC’s discretion.
     Pursuant to registration rights granted to Comcast and certain of its affiliates in conjunction with the restructuring of TWE in 2003, TWC has an obligation to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) by June 1, 2006 covering all the shares of TWC Class A Common Stock held by Comcast and its affiliates if the transactions contemplated by the TWC Redemption Agreement have not occurred as of such date.
Common Stock Repurchase Program
     Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As announced on February 1, 2006, the Company increased the pace of stock repurchases during the first quarter of 2006. At existing price levels, the Company intends to continue the current pace of purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1, and expects it will have purchased approximately $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through May 2, 2006, the Company repurchased approximately 460 million shares of common stock for approximately $8.0 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Sale of Time Warner Book Group
     On March 31, 2006, the Company sold Time Warner Book Group (“TWBG”) to Hachette Livre SA (“Hachette”), a wholly-owned subsidiary of Lagardère SCA (“Lagardère”) for $532 million in cash resulting in a pretax gain of approximately $206

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
million, after taking into account selling costs and estimated working capital adjustments. As a result of the sale, TWBG has been reflected as discontinued operations for all periods presented (Note 4).
Sale of Turner South
     On February 23, 2006, the Company announced an agreement to sell the Turner South network (“Turner South”), a subsidiary of Turner, to Fox Cable Networks, Inc. (“Fox”) for approximately $375 million in cash. This transaction closed on May 1, 2006. The results of Turner South have been reflected as discontinued operations for all periods presented. The Company expects to record a pretax gain ranging from approximately $120 million to $140 million (after taking into account selling costs) in the second quarter of 2006. Since the Company has sufficient tax attribute carryforwards to offset the gain, there will not be any tax expense recognized on the sale of Turner South (Note 4).
Time Warner Telecom
     As of December 31, 2005, wholly-owned subsidiaries of the Company owned a total of 50.4 million shares of Class B common stock of Time Warner Telecom Inc. (“TWT”), a publicly traded telecommunications company. The Company accounts for this investment using the equity method of accounting and, as a result of the Company’s share in losses of TWT and impairment losses recognized in previous years, the carrying value of the investment is zero. In the first quarter of 2006, the Company’s subsidiaries participated as selling shareholders in a TWT secondary offering, converted approximately 17 million shares of Class B common stock into Class A common stock of TWT and sold the Class A common stock for approximately $239 million, net of underwriter commissions. This sale resulted in a pretax gain of approximately $239 million, which is included as a component of Other income, net, in the accompanying consolidated statement of operations for the three months ended March 31, 2006. The Company does not consider its remaining investment in TWT to be strategic and, therefore, additional sales or other dispositions may occur in the future, subject to customary restrictions on transfer agreed to in connection with the offering and as provided in a stockholders agreement among the holders of the Class B common stock of TWT.
Amounts Related to Securities Litigation
     As previously disclosed, in July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 13 to the accompanying consolidated financial statements (the “MSBI consolidated securities class action”). In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its SEC investigation, or at least a substantial portion thereof, transferred to the MSBI Settlement Fund. The court issued an order dated April 6, 2006 granting final approval of the settlement.
     In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters (including suits brought by individual shareholders) described in Note 13 to the accompanying consolidated financial statements that are pending against the Company. As of May 1, 2006, the Company has reached agreements to resolve the actions alleging violations of the Employee Retirement Income Security Act (“ERISA”) and the derivative actions, both of which are subject to preliminary and final court approval, as well as some of the individual suits. Of the $600 million reserve, through May 1, 2006, the Company has paid, or has agreed to pay, approximately $358 million, after considering probable insurance recoveries, to settle certain of these claims. The Company has been successful in reaching settlements with respect to certain of the securities actions brought by individual shareholders. The Company also has engaged in, or expects to engage in, mediation in an attempt to resolve the additional cases brought by shareholders who elected to “opt out” of the settlement in the consolidated securities action. Such mediation efforts have not been fruitful to date in certain of these matters, in which trials are possible and for which plaintiffs have claimed

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
several billion dollars in aggregated damages. The Company intends to defend these lawsuits vigorously. It is possible that the ultimate amount paid to resolve all unsettled litigation in these matters could be greater than the remaining reserve (Note 13).
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. Amounts recognized in the first quarter of 2006 and 2005 totaled $50 million and $6 million, respectively. In 2005, the Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which was collected in the first quarter of 2006.
Government Investigations
     As previously disclosed by the Company, the DOJ and the SEC have resolved their investigations into the accounting and disclosure practices of the Company, the former through a deferred prosecution agreement entered into in December 2004 for a two-year period, and the latter through a settlement agreement that was approved by the SEC in March 2005. These resolutions are described in more detail in “Management’s Discussion and Analysis – Other Recent Developments – Government Investigations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The historical accounting adjustments related thereto were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
     With respect to the $300 million that was placed into an SEC Fair Fund as a condition of the SEC settlement, the Company has used its best efforts to have the $300 million, or a substantial portion thereof, transferred to the MSBI Settlement Fund and distributed in connection with the eventual distribution of proceeds pursuant to the settlement of the MSBI consolidated securities class action. However, the SEC, as yet, has not made any determination as to how to distribute those funds.
     Under the terms of the Company’s settlement with the SEC, the Company agreed to the appointment of an independent examiner to review whether the Company’s historical accounting for transactions with 17 counterparties, which were identified by the SEC staff, was in conformity with GAAP. The transactions subject to review were entered into between June 1, 2000 and December 31, 2001 (but including subsequent amendments thereto), and principally involve online advertising revenues, as well as three cable programming affiliation agreements with related advertising elements. Revenue related to the 17 transactions principally was recognized prior to January 1, 2002. The independent examiner has been engaged in his review, and, under the terms of the SEC settlement, is required to provide a report to the Company’s audit and finance committee of his conclusions, which is expected to occur by the end of the second quarter. At present, the Company is not aware of any conclusions yet reached by the independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
RESULTS OF OPERATIONS
Recently Adopted Accounting Principle
Stock-Based Compensation
     The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), as of January 1, 2006. The provisions of FAS 123R require a Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
     Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the pro forma effects

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123 (Refer to Note 1 for discussion of impact).
     Prior to the adoption of FAS 123R, the Company recognized stock-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Stock-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the employee’s job function.
     Additionally, when recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. Accordingly, a pretax cumulative effect adjustment totaling $40 million ($25 million, net of tax) has been recorded in the first quarter of 2006 to adjust for awards granted prior to January 1, 2006 that are not expected to vest. Total impact of the adoption of FAS 123R and total equity-based compensation expense recognized for the three months ended March 31, 2006 and 2005 is as follows:

			Total Equity-Based
	Stock Option Expense(a)		Compensation(a)(b)
	Three Months Ended		Three Months Ended
	3/31/06	3/31/05	3/31/06	3/31/05
	(millions)		(millions)
AOL	$13	$10	$14	$11
Cable	12	26	14	26
Filmed Entertainment	19	27	31	29
Networks	13	27	15	28
Publishing	11	20	13	20
Corporate	12	17	21	20

Total	$80	$127	$108	$134

(a)	The amount expensed in the first quarter of each year is not consistent with the amounts expected to be incurred during the remaining quarters of the year, as the first quarter includes the expensing of 100% of the equity awards granted to retirement eligible employees as part of a broad-based grant.

(b)	Total equity-based compensation includes expense recognized related to stock options, restricted stock and restricted stock units.
Change in Accounting Principle for Recognizing Programming Inventory Costs at HBO
     Effective January 1, 2006, the Company changed its methodology for recognizing programming inventory costs (for both theatrical and original programming) at its HBO division. Previously, the Company recognized HBO’s programming costs on a straight-line basis in the calendar year in which the related programming first aired on the HBO and Cinemax pay television services. Now the Company recognizes programming costs on a straight-line basis over the license periods or estimated period of use of the related shows, beginning with the month of initial exhibition. The Company concluded that this change in accounting for programming inventory costs was preferable after giving consideration to the cumulative impact that marketplace and technological changes have had in broadening the variety of viewing options and period over which consumers are now experiencing HBO’s programming.
     Since this change involves a revision to an inventory costing principle, the change is reflected retrospectively to all prior periods presented, including the impact that such a change has on retained earnings for the earliest year presented (Refer to Note 1 for discussion of impact).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Discontinued Operations
     As previously noted under “Recent Developments,” the Company has reflected the operations of TWBG and Turner South as discontinued operations for all periods presented.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2006 presentation.
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended
	3/31/06	3/31/05
	(millions)
Amounts related to securities litigation and government investigations	$(29)	$(6)
Merger and restructuring costs	(30)	(12)
Asset impairments	—	(24)
Gain on disposal of assets, net	22	10

Impact on Operating Income	(37)	(32)

Investment gains, net	295	23
Gain on WMG option	—	80

Impact on Other income, net	295	103

Pretax impact	258	71
Income tax impact	(93)	(35)

After-tax impact	$165	$36

Amounts Related to Securities Litigation and Government Investigations
     For the three months ended March 31, 2006 and 2005, the Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $79 million and $12 million, respectively. In addition, for the three months ended March 31, 2006 and 2005, the Company recognized insurance recoveries of $50 million and $6 million, respectively.
Merger and Restructuring Costs
     During the three months ended March 31, 2006, the Company incurred restructuring costs, primarily related to various employee terminations of approximately $23 million, including $12 million at the Publishing segment, $6 million at the Cable segment and $5 million at the Corporate segment. The Company also expensed $2 million at the Filmed Entertainment segment and $1 million at the AOL segment as a result of changes in estimates of previously established restructuring accruals. In addition, during the three months ended March 31, 2006, the Cable segment expensed approximately $4 million of non-capitalizable merger-related costs associated with the Adelphia Acquisition.
     During the three months ended March 31, 2005, the Company incurred restructuring costs at the Cable segment primarily related to various employee terminations and exit activities of $17 million. In addition, there were changes in estimates of previously established restructuring accruals at the AOL segment, which included $3 million of additional restructuring costs and the reversal of $8 million of restructuring costs that were no longer required (Note 11).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Asset Impairments
     During the three months ended March 31, 2005, the Company recorded a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc. (“AOLA”).
Gains on Disposal of Assets, Net
     For the three months ended March 31, 2006, the Company recorded a gain of approximately $20 million at the Corporate segment related to the sale of two aircraft and a $2 million gain at the AOL segment from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”).
     For the three months ended March 31, 2005, the Company recorded a $2 million gain at the AOL segment from the resolution of a previously contingent gain related to the 2004 sale of NSS and an $8 million gain at the Publishing segment related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc., which was previously fully reserved due to concerns about recoverability.
Investment Gains, Net
     For the three months ended March 31, 2006, the Company recognized net gains of $295 million primarily related to the sale of investments, including a $239 million gain on the sale of a portion of the Company’s investment in TWT and a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital. Investment gains, net also include $7 million of gains to reflect market fluctuations in equity derivative instruments.
     For the three months ended March 31, 2005, the Company recognized net gains of $23 million primarily related to the sale of investments. Investment gains, net included $3 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, partially offset by $1 million of gains to reflect market fluctuations in equity derivative instruments.
Gain on WMG Option
     For the three months ended March 31, 2005, the Company recorded an $80 million gain reflecting a fair value adjustment related to the Company’s option in Warner Music Group (“WMG”).
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Consolidated Results
     Revenues. The components of revenues are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Subscription	$5,667	$5,485	3%
Advertising	1,761	1,645	7%
Content	2,756	2,976	(7%)
Other	271	257	5%

Total revenues	$10,455	$10,363	1%

     The increase in Subscription revenues is primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was principally due to the continued penetration of advanced services (primarily high-speed data services, advanced digital video services and Digital Phone) and video rate increases. The increase at the Networks segment was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at Turner and HBO. The AOL segment declined primarily as a result of lower domestic AOL brand subscribers and the unfavorable impact of foreign currency exchange rates at AOL Europe.
     The increase in Advertising revenues was primarily due to growth at the AOL and Networks segments. The increase at the AOL segment was due to revenues from growth in traditional advertising, paid-search advertising and sales of advertising run

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
on third-party websites generated by Advertising.com. The increase at the Networks segment was primarily driven by higher CPMs (advertising cost per one thousand viewers) and sellouts at Turner’s domestic entertainment networks, partly offset by a decline at The WB Network as a result of lower ratings.
     The decrease in Content revenues was principally due to decreases at the Filmed Entertainment and Networks segments. The decrease at the Filmed Entertainment segment was driven by declines in both theatrical and television product revenues. The decrease at the Networks segment was due primarily to the absence of HBO’s licensing revenue from Everybody Loves Raymond, which ended its broadcast network run in 2005, and, to a lesser extent, a decline in ancillary sales of HBO’s original programming.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended March 31, 2006 and 2005, costs of revenues totaled $5.819 billion and $5.914 billion, respectively, and as a percentage of revenues were 56% and 57%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the Filmed Entertainment, Networks and Publishing segments, partially offset by a decline in margins at the AOL and Cable segments. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended March 31, 2006 and 2005, selling, general and administrative expenses remained essentially flat ($2.600 billion in 2006 and $2.587 billion in 2005). The segment variations are discussed in detail in “Business Segment Results.”
     Amounts Related to Securities Litigation and Government Investigations. As previously discussed in “Recent Developments,” in the results for the three months ended March 31, 2006 and 2005, the Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $79 million and $12 million, respectively. In addition, for the three months ended March 31, 2006 and 2005, the Company recognized insurance recoveries of $50 million and $6 million, respectively (Note 1).
Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.
     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Operating Income before Depreciation and Amortization	$2,688	$2,480	8%
Depreciation	(689)	(650)	6%
Amortization	(133)	(148)	(10%)

Operating Income	1,866	1,682	11%
Interest expense, net	(299)	(346)	(14%)
Other income, net	318	111	186%
Minority interest expense, net	(79)	(54)	46%

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,806	1,393	30%
Income tax provision	(608)	(485)	25%

Income before discontinued operations and cumulative effect of accounting change	1,198	908	32%
Discontinued operations, net of tax	232	7	NM
Cumulative effect of accounting change, net of tax	25	—	NM

Net income	$1,455	$915	59%

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization increased 8% to $2.688 billion for the three months ended March 31, 2006 from $2.480 billion for the three

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
months ended March 31, 2005, principally as a result of growth at the Cable, Filmed Entertainment and Networks segments, offset by a decline at the AOL and Publishing segments.
     The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $689 million for the three months ended March 31, 2006 from $650 million for the three months ended March 31, 2005. The increase in depreciation expense primarily related to an increase at the Cable segment reflecting continued higher spending on customer premise equipment that is depreciated over a shorter useful life compared to the mix of assets previously purchased.
     Amortization Expense. Amortization expense decreased to $133 million for the three months ended March 31, 2006 from $148 million for the three months ended March 31, 2005. The decrease in amortization expense primarily relates to the Publishing segment as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005. This increase at the Publishing segment was partially offset by amortization from certain indefinite-lived trade name intangibles being assigned a finite life beginning in the first quarter of 2006.
     Operating Income. Time Warner’s Operating Income increased to $1.866 billion for the three months ended March 31, 2006 from $1.682 billion for the three months ended March 31, 2005, reflecting the changes in Operating Income before Depreciation and Amortization and the decline in amortization expense, offset partially by the increase in depreciation expense as discussed above.
     Interest Expense, Net. Interest expense, net, decreased to $299 million for the three months ended March 31, 2006 from $346 million for the three months ended March 31, 2005 due primarily to higher interest income on cash investments and lower average interest rates on borrowings.
     Other Income, Net. Other income, net, detail is shown in the table below:

	Three Months Ended
	3/31/06	3/31/05
	(millions)
Investment gains, net	$295	$23
Gain on WMG option	—	80
Income from equity investees	22	11
Other	1	(3)

Other income, net	$318	$111

     The changes in investment gains, net, and the net gain on the WMG option are discussed in detail under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, increased principally from an increase in income from equity method investees, primarily related to the Texas and Kansas City Cable Partners, L.P., a joint venture between TWC and Comcast.
     Minority Interest Expense, Net. Time Warner had $79 million of minority interest expense for the three months ended March 31, 2006 compared to $54 million for the three months ended March 31, 2005. The increase relates primarily to larger profits recorded by TWC, in which Comcast has a minority interest.
     Income Tax Provision. Income tax expense was $608 million for the three months ended March 31, 2006 compared to $485 million for the three months ended March 31, 2005. The Company’s effective tax rate was 34% and 35% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate results primarily from $93 million of tax attribute carryforwards recognized during the period compared to $51 million for the same period in the prior year.
     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $1.198 billion for the three months ended March 31, 2006 compared to $908 million for the three months ended March 31, 2005. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.27 and $0.26 in 2006, respectively, compared to $0.20 and $0.19 in 2005, respectively. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $165 million and $36 million of net income for the three months ended March 31,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
2006 and 2005, respectively, Income before discontinued operations and cumulative effect of accounting change improved by $161 million primarily due to higher Operating Income, higher other income, net, lower interest expense, net, and the income tax provision as discussed above.
     Discontinued Operations. The three months ended March 31, 2006 and 2005 results include the impact of the treatment of TWBG and Turner South as discontinued operations. Included in the results for the three months ended March 31, 2006 is a pretax gain of $206 million and a tax benefit of $22 million related to the sale of TWBG. The tax benefit resulted primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the tax gain on the transaction.
     Cumulative Effect of Accounting Change, net of tax. The Company recorded a $40 million pretax benefit ($25 million, net of tax), as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.
     Net Income and Net Income Per Common Share. Net income was $1.455 billion for the three months ended March 31, 2006 compared to $915 million for the three months ended March 31, 2005. Basic and diluted net income per common share were both $0.32 in 2006, compared to $0.20 and $0.19 in 2005, respectively.
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Revenues:
Subscription	$1,538	$1,774	(13%)
Advertising	392	311	26%
Other	51	48	6%

Total revenues	1,981	2,133	(7%)
Costs of revenues(a)	(946)	(982)	(4%)
Selling, general and administrative(a)	(592)	(626)	(5%)
Gain on disposal of consolidated businesses	2	2	—
Asset impairments	—	(24)	NM
Restructuring costs	(1)	5	(120%)

Operating Income before Depreciation and Amortization	444	508	(13%)
Depreciation	(135)	(147)	(8%)
Amortization	(40)	(47)	(15%)

Operating Income	$269	$314	(14%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The reduction in Subscription revenues primarily reflects a decline in domestic Subscription revenues (from $1.313 billion in 2005 to $1.109 billion in 2006) and a decline in Subscription revenues at AOL Europe (from $449 million in 2005 to $407 million in 2006). AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues. The decrease in AOL Europe’s Subscription revenues was driven by the unfavorable impact of foreign currency exchange rates ($41 million). AOL Europe’s dial-up Subscription revenues declined, however this decline was almost entirely offset by an increase in broadband and telephony revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The number of AOL brand domestic and European subscribers is as follows at March 31, 2006, December 31, 2005 and March 31, 2005 (millions):

	March 31,	December 31,	March 31,
	2006	2005	2005
Subscriber category:
AOL brand domestic(a)
$15 and over	12.8	13.7	16.8
Under $15	5.8	5.8	4.9

Total AOL brand domestic	18.6	19.5	21.7

AOL Europe	5.9	6.0	6.3

(a)	AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service.
     The average monthly Subscription revenue per subscriber (“ARPU”) for each significant category of subscribers, calculated as average monthly subscription revenue (including premium subscription services revenues) for the category divided by the average monthly subscribers in the category for the applicable period, is as follows:

	Three Months Ended
	3/31/06	3/31/05
Subscriber category:
AOL brand domestic
$15 and over	$20.88	$20.52
Under $15	12.78	13.11
Total AOL brand domestic	18.43	18.91
AOL Europe	22.46	23.11
     Domestic subscribers to the AOL brand service include subscribers during introductory free-trial periods and subscribers at no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 11% at both March 31, 2006 and December 31, 2005 and 14% at March 31, 2005. AOL has recently entered into agreements with certain high-speed Internet access providers to offer the AOL service along with high-speed Internet access. The price plan for the AOL service portion of these offers is less than $15 and, therefore, subscribers to these plans are included in the under $15 category price plans. In addition, late in the first quarter of 2006 and continuing into the second quarter, AOL implemented price increases on certain AOL brand service price plans, including increasing the price of the $23.90 plan to $25.90. The price increases are expected to have an incremental short-term adverse impact on the number of AOL brand subscribers. The price increases and the recent agreements with high-speed Internet access providers are also expected to result in the further migration of subscribers from higher-priced to lower-priced AOL service plans in 2006, resulting in a further decline in Subscription revenues and AOL brand domestic ARPU during the remainder of 2006.
     The largest component of the AOL brand domestic $15 and over price plans is the $25.90 price plan, which provides unlimited access to the AOL service using AOL’s dial-up network and unlimited usage of the AOL service through any other Internet connection. The largest component of the AOL brand domestic under $15 price plans is the $14.95 per month price plan, which generally includes a limited number of hours of dial-up access and unlimited usage of the AOL service through an Internet connection not provided by AOL, such as a high-speed broadband Internet connection via cable or digital subscriber lines. AOL continues to develop, test, change, market and implement price plans, service offerings and payment methods as well as other strategies to attract and retain members to its AOL service and, therefore, the composition of AOL’s subscriber base is expected to change over time.
     The decline in AOL brand domestic subscribers on plans priced $15 and over per month resulted from a number of factors, including declining registrations in response to AOL’s marketing campaigns, competition from broadband access providers and reduced subscriber acquisition efforts. Further, during the period, subscribers migrated from the premium-priced unlimited dial-up plans, including the $25.90 plan, to lower-priced plans. The decline in AOL brand domestic subscribers overall, and specifically in the $15 and over per month price plans, is expected to continue in the foreseeable future.
     Year-over-year growth in AOL brand domestic subscribers on plans below $15 per month was driven principally by the migration of subscribers from plans $15 and over per month and, to a lesser extent, by new subscribers. AOL expects that the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
proportion of its subscribers on lower-priced plans will continue to increase. This trend is expected to be accelerated by the impacts of the recent price plan increases and the new agreements with high-speed Internet access providers. The growth in subscribers on plans below $15 per month is expected to come primarily from subscribers who are currently on the $25.90 price plan.
     Within the $15 and over per month category, the increase in ARPU over the prior year was primarily due to an increase in the percentage of revenue generating customers, partially offset by a shift in the mix to lower-priced subscriber price plans. Premium subscription services revenues included in ARPU were $20 million for both the three months ended March 31, 2006 and 2005.
     Within the under $15 per month category, the decrease in ARPU over the prior year was primarily due to a decrease in revenues generated by members on limited plans who exceeded their free time, partially offset by an increase in the percentage of revenue generating customers. Premium subscription services revenues included in ARPU for the three months ended March 31, 2006 and 2005 were $9 million and $6 million, respectively.
     The decline in total AOL brand domestic ARPU was due primarily to the shift in AOL’s membership base to lower-priced subscriber plans. AOL brand domestic members on price plans under $15 was 31% of total AOL brand domestic membership as of March 31, 2006 as compared to 22% as of March 31, 2005.
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
     The ARPU for European subscribers decreased primarily due to the negative effect of changes in foreign currency exchange rates. In addition, although bundled broadband subscribers continue to grow as a percentage of total subscribers at AOL Europe, broadband price reductions in France, Germany and the U.K. due to competition have offset the impact of this migration on ARPU.
     In addition to the AOL brand service, AOL has subscribers to other lower-priced services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenues.
     Advertising revenues improved due to increased revenues from growth in traditional advertising, paid-search advertising and sales of advertising run on third-party websites generated by Advertising.com. Paid-search revenues and revenues generated by Advertising.com increased $27 million and $16 million, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. AOL expects Advertising revenues to continue to increase during the remainder of 2006 as compared to the similar periods in 2005 due to expected growth in paid-search and traditional online advertising and contributions from Advertising.com’s performance-based advertising.
     Costs of revenues decreased 4% and, as a percentage of revenues, increased to 48% in 2006 from 46% in 2005. The decrease in cost of revenues related primarily to lower network-related expenses. Network-related expenses decreased 11% to $318 million in 2006 from $359 million in 2005. The decline in network-related expenses was principally attributable to improved pricing and network utilization, decreased levels of long-term fixed commitments and lower usage of AOL’s dial-up network associated with the declining dial-up subscriber base. Domestic network expenses are expected to continue to decline in 2006, although at a lower rate than in 2005. However, this decline is expected to be more than offset by increased network expenses at AOL Europe due to the continued migration of AOL Europe dial-up subscribers to bundled broadband plans for which network expenses per subscriber are significantly higher, resulting in lower margins.
     The decrease in selling, general and administrative expenses primarily related to an $18 million benefit related to employee incentive compensation, including the reversal of previously established accruals that are no longer required and lower current year accruals, other cost savings initiatives and a decrease in third-party marketing costs. The three months ended March 31, 2006 also includes an approximate $14 million benefit related to the favorable resolution of certain tax matters.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2006 include a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS and a $1 million restructuring charge, primarily related to changes in estimates of previously established restructuring accruals. The results for the three months ended March 31, 2005 include a $24 million noncash goodwill impairment charge related to AOLA, changes in estimates of previously established restructuring accruals, which include the reversal of $8 million of restructuring charges that were no longer required, partially offset by $3 million of additional restructuring charges and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.
     The decreases in Operating Income before Depreciation and Amortization and Operating Income are due primarily to lower Subscription revenues, partially offset by higher Advertising revenues and lower costs of revenues and selling, general and administrative expenses and the absence of the $24 million noncash goodwill impairment charge. Operating Income before Depreciation and Amortization included a $27 million decline at AOL Europe for the first quarter of 2006, as compared to the similar period in 2005, reflecting a decline in revenues and higher costs. Operating Income also improved due to lower depreciation expense reflecting a decline in network assets as the result of membership declines.
     In response to the changing dynamics of its business, AOL is undertaking efforts to realign its resources more efficiently and expects to incur restructuring charges ranging from $15 million to $20 million related to a second quarter 2006 restructuring action. The restructuring costs relate to a reduction in headcount, lease termination costs and an impairment of certain long-lived assets. As AOL continues to analyze its resource needs, further restructuring charges may be incurred during 2006.
     As noted above, the Company expects a continued decline in AOL’s domestic and European subscribers, ARPU and related revenues. As a result of the decline in revenues, which are not expected to be offset by cost decreases, the Company anticipates Operating Income before Depreciation and Amortization and Operating Income will continue to decline during the second quarter of 2006 as compared to the comparable 2005 period.
     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Revenues:
Subscription	$2,463	$2,127	16%
Advertising	117	119	(2%)

Total revenues	2,580	2,246	15%
Costs of revenues(a)	(1,175)	(1,006)	17%
Selling, general and administrative(a)	(463)	(427)	8%
Merger-related and restructuring costs	(10)	(17)	(41%)

Operating Income before Depreciation and Amortization	932	796	17%
Depreciation	(411)	(376)	9%
Amortization	(20)	(20)	—

Operating Income	$501	$400	25%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The components of Subscription revenues are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(millions)
Subscription revenues:
Video services	$1,711	$1,602	7%
High-speed data	612	493	24%
Digital Phone	140	32	338%

Total Subscription revenues	$2,463	$2,127	16%

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Subscription revenues increased due to the continued penetration of advanced services (primarily high-speed data services, advanced digital video services and Digital Phone) and video rate increases. Strong growth rates for Subscription revenues associated with high-speed data services and Digital Phone are expected to continue.
     TWC subscriber counts include all billable subscribers for each level of service received. Basic cable subscribers include all subscribers who receive basic video cable service. Digital video subscribers reflect all subscribers who receive any level of video service received via digital technology. High-speed data subscribers include all subscribers who receive TWC’s Road Runner Internet service or any of the other Internet services offered by TWC. Digital Phone subscribers include all subscribers who receive telephony service. At March 31, 2006, as compared to March 31, 2005, basic cable subscribers increased 1.2% (129,000) and totaled 11.039 million (including 1.577 million subscribers of unconsolidated investees, which are managed by TWC), digital video subscribers increased by 15% to 5.642 million (including 789,000 subscribers of unconsolidated investees, which are managed by TWC), residential high-speed data subscribers increased by 25% to 5.168 million (including 731,000 subscribers of unconsolidated investees, which are managed by TWC) and commercial high-speed data subscribers increased by 19% to 216,000 (including 27,000 subscribers of unconsolidated investees, which are managed by TWC). Additionally, Digital Phone subscribers increased by 998,000 to 1.370 million (including 176,000 subscribers of unconsolidated investees, which are managed by TWC).
     Costs of revenues increased 17% and, as a percentage of revenues, were 46% for 2006 compared to 45% for 2005. The increase in costs of revenues is primarily related to increases in video programming costs, telephony service costs and employee costs. For the three months ended March 31, 2006, video programming costs increased 9% to $558 million due primarily to contractual rate increases and the ongoing deployment of new digital video services, partially offset by an $11 million benefit reflecting an adjustment in the amortization of certain launch support payments. Video programming costs for the remainder of 2006 are expected to increase at a rate similar to the 12% rate experienced during the first quarter, excluding the $11 million benefit. This increase reflects the continued expansion of service offerings and contractual rate increases. Telephony service costs increased approximately $47 million due to the growth in Digital Phone subscribers. Employee costs increased primarily due to salary increases and higher headcount resulting from the roll-out of advanced services. These increases in costs of revenues were partially offset by an $18 million benefit (with an additional $5 million benefit recorded in selling, general and administrative expenses) in the first quarter of 2006 due to changes in estimates related to certain medical benefit accruals.
     The increase in selling, general and administrative expenses is primarily the result of higher employee and administrative costs due to salary increases and higher headcount resulting from the continued roll-out of advanced services, partially offset by a decrease in equity-based compensation expense. The first quarter of 2005 also included a $9 million reserve related to legal matters.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” during the three months ended March 31, 2006, the Cable segment expensed approximately $4 million of non-capitalizable merger-related costs associated with the Adelphia Acquisition and the Cable Swaps. Such costs are expected to increase between now and the closing date and continue thereafter. Closing of these transactions is expected to occur on or before July 31, 2006. In addition, the results for the three months ended March 31, 2006 include approximately $6 million of restructuring costs, primarily associated with a reduction in headcount associated with efforts to reorganize the Company’s operations in a more efficient manner. The results for the three months ended March 31, 2005 included $17 million of restructuring costs, primarily associated with the early retirement of certain senior executives. These charges are part of TWC’s broader plans to simplify its organizational structure and enhance its customer focus. TWC is in the process of executing these initiatives and expects to incur additional costs as these plans are implemented throughout 2006.
     Operating Income before Depreciation and Amortization increased principally as a result of revenue growth (particularly high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses as discussed above.
     Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, partially offset by an increase in depreciation expense. Depreciation expense increased $35 million due primarily to the continued higher spending on customer premise equipment in recent years, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Revenues:
Advertising	$—	$3	NM
Content	2,709	2,951	(8%)
Other	70	60	17%

Total revenues	2,779	3,014	(8%)
Costs of revenues(a)	(1,944)	(2,227)	(13%)
Selling, general and administrative(a)	(376)	(404)	(7%)
Restructuring costs	(2)	—	NM

Operating Income before Depreciation and Amortization	457	383	19%
Depreciation	(34)	(30)	13%
Amortization	(55)	(52)	6%

Operating Income	$368	$301	22%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues decreased during the three months ended March 31, 2006 as a result of declines from both content made available for initial airing in theaters (“theatrical product”) and content made available for initial airing on television (“television product”). The components of Content revenues are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(millions)
Theatrical product:
Theatrical film	$361	$465	(22%)
Television licensing	332	433	(23%)
Home video	966	957	1%

Total theatrical product	1,659	1,855	(11%)

Television product:
Television licensing	755	747	1%
Home video	178	244	(27%)

Total television product	933	991	(6%)

Consumer product and other	117	105	11%

Total Content revenues	$2,709	$2,951	(8%)

     The decline in theatrical film revenues was due primarily to difficult comparisons to the first quarter of 2005, which included the release of Constantine and carryover from Ocean’s Twelve and Million Dollar Baby, compared to the carryover success from Harry Potter and the Goblet of Fire and the releases of V For Vendetta and Final Destination 3 in the first quarter of 2006. The decrease in theatrical product revenues from television licensing primarily related to the timing and quantity of various international availabilities, including a greater number of significant titles in 2005. Home video sales of theatrical product were essentially flat reflecting the worldwide release of Harry Potter and the Goblet of Fire and the domestic release of Wedding Crashers in the first quarter of 2006, partially offset by the international success of Harry Potter and the Prisoner of Azkaban and the domestic release of Troy in the first quarter of 2005.
     The decline in home video sales of television product reflects difficult comparisons to the prior year, which included revenue from the releases of Friends: The Complete Ninth Season and Seinfeld Seasons 1-3 and higher catalog revenue.
     The decrease in costs of revenues resulted primarily from lower film costs ($1.132 billion in 2006 compared to $1.373 billion in 2005) and lower advertising and print costs resulting from the quantity and mix of films released. Included in film costs are theatrical valuation adjustments, which increased to $69 million in 2006 from $38 million in 2005. Costs of revenues as a percentage of revenues decreased to 70% in 2006 from 74% in 2005, due to the quantity and mix of product released.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Selling, general and administrative expenses decreased primarily due to lower distribution fees and the impact of cost saving initiatives.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2006 include $2 million of restructuring charges as a result of changes in estimates of previously established restructuring accruals.
     Operating Income before Depreciation and Amortization and Operating Income increased as a result of lower costs of revenues and selling, general and administrative expenses, partially offset by the decline in revenues as discussed above. Operating Income before Depreciation and Amortization and Operating Income also included a benefit of $42 million from the sale of certain international film rights in the first quarter of 2006.
     The Company anticipates that the rate of growth in Operating Income before Depreciation and Amortization experienced in the first quarter of 2006 will not continue during the remainder of 2006. The first quarter of 2006 benefited from the sale of certain international film rights, as discussed above, and higher contributions from the consumer products business.
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Revenues:
Subscription	$1,442	$1,334	8%
Advertising	702	681	3%
Content	195	253	(23%)
Other	12	7	71%

Total revenues	2,351	2,275	3%
Costs of revenues(a)	(1,057)	(1,055)	—
Selling, general and administrative(a)	(437)	(426)	3%

Operating Income before Depreciation and Amortization	857	794	8%
Depreciation	(66)	(55)	20%
Amortization	(3)	(4)	(25%)

Operating Income	$788	$735	7%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at Turner and HBO.
     The increase in Advertising revenues was driven primarily by higher CPMs (advertising cost per thousand viewers) and sellouts at Turner’s domestic entertainment networks, partially offset by a decline at The WB Network as a result of lower ratings.
     The decrease in Content revenues was primarily due to the absence of HBO’s licensing revenues from Everybody Loves Raymond, which ended its broadcast network run in 2005, and, to a lesser extent, a decline in ancillary sales of HBO’s original programming.
     Costs of revenues increased slightly; however, as a percentage of revenues, it decreased from 46% in 2005 to 45% in 2006. The slight increase in costs of revenues was primarily attributable to an increase in programming costs, offset by lower distribution costs resulting from the decline in Content revenues and lower equity-based compensation expense. Programming costs increased to $754 million in 2006 from $717 million in 2005. The increase in programming expenses is primarily due to increased amortization related to fewer expected airings of certain shows due to the anticipated shutdown of The WB Network, higher acquired theatrical costs at HBO and an increase in sports programming costs, particularly NBA related, at Turner.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The increase in selling, general and administrative expenses reflects higher marketing and promotional expenses.
     Operating Income before Depreciation and Amortization and Operating Income increased during 2006 primarily due to an increase in revenues, partially offset by higher selling, general and administrative expenses, as described above.
     On January 24, 2006, Warner Bros. and CBS announced an agreement to form a new fully-distributed national broadcast network, to be called The CW. At the same time, Warner Bros. and CBS are preparing to cease the standalone operations of The WB Network and UPN, respectively, at the end of the 2005/2006 television season (September 2006).
     Upon the closing of this transaction, the Company will account for its investment in The CW under the equity method of accounting. The Company anticipates that prior to the closing of this transaction it will incur restructuring charges ranging from $25 million to $30 million related to employee terminations and contractual settlements. In addition, The WB Network may incur up to $100 million in terminating certain programming arrangements (primarily licensed movie rights), most of which are not expected to be contributed to the new network and may not be sold or utilized in another manner. Included in these costs are approximately $70 million associated with intercompany programming arrangements with Warner Bros. and New Line. Any costs incurred by The WB Network on such intercompany programming would be largely offset by amounts recognized by Warner Bros. and New Line, with the impact of all intercompany transactions being eliminated in consolidation. Excluding the impact of these intercompany transactions, the anticipated exit costs to the Company of programming arrangements and employee and other contractual arrangements range from approximately $55 million to $60 million.
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Revenues:
Subscription	$372	$381	(2%)
Advertising	583	571	2%
Content	20	20	—
Other	151	157	(4%)

Total revenues	1,126	1,129	—
Costs of revenues(a)	(474)	(487)	(3%)
Selling, general and administrative(a)	(524)	(510)	3%
Gain on sale of assets	—	8	NM
Restructuring costs	(12)	—	NM

Operating Income before Depreciation and Amortization	116	140	(17%)
Depreciation	(30)	(33)	(9%)
Amortization	(15)	(25)	(40%)

Operating Income	$71	$82	(13%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The decline in Subscription revenues primarily resulted from unfavorable effects of foreign currency exchange rates at IPC.
     Advertising revenues increased slightly due primarily to growth in online Advertising revenues. Magazine Advertising revenues remained essentially flat as contributions from the acquisitions of Essence Communication Partners (“Essence”) and Grupo Editorial Expansión (“GEE”) and contributions from recent magazine launches were offset by lower Advertising revenues at IPC and certain magazines, including People, Parenting and Time.
     Other revenues decreased primarily due to declines at Southern Living At Home, partially offset by growth at Synapse, a subscription marketing business.
     Costs of revenues decreased 3% and, as a percentage of revenues, were 42% and 43% in 2006 and 2005, respectively. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together decreased 1% to $422 million primarily due to print cost savings.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Selling, general and administrative expenses increased 3% primarily due to an increase in advertising and marketing costs, primarily related to the inclusion of Essence and GEE.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2006 include $12 million of restructuring costs, primarily associated with continuing efforts to streamline operations. In April 2006, Time Inc. further reduced headcount, which will result in additional restructuring charges ranging from $18 million to $22 million. The results for the three months ended March 31, 2005 reflect an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability.
     Operating Income before Depreciation and Amortization decreased primarily due to an increase in selling, general and administrative expenses, $12 million of restructuring charges in 2006 and the absence of the prior year gain related to the collection of a loan, partially offset by lower costs of revenues. Also included in Operating Income before Depreciation and Amortization are $8 million of lower start-up losses on magazine launches.
     Operating Income decreased primarily due to the changes in Operating Income before Depreciation and Amortization discussed above, partially offset by the decline in amortization expense as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005. This increase was partially offset by amortization from certain indefinite-lived trade name intangibles being assigned a finite life beginning in the first quarter of 2006.
     As discussed in more detail in “Recent Developments,” on March 31, 2006, the Company sold TWBG to Hachette for $532 million in cash resulting in a pretax gain of approximately $206 million, after taking into account selling costs and estimated working capital adjustments. As a result of the sale, TWBG has been reflected as discontinued operations for all periods presented.
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Amounts related to securities litigation and government investigations	$(29)	$(6)	NM
Selling, general and administrative(a)	(112)	(113)	(1%)
Gain on sale of assets	20	—	NM
Restructuring costs	(5)	—	NM

Operating Loss before Depreciation and Amortization	(126)	(119)	6%
Depreciation	(13)	(9)	44%

Operating Loss	$(139)	$(128)	9%

(a)	Selling, general and administrative expenses exclude depreciation.
     As previously discussed, the Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $79 million and $12 million, respectively. In addition, for the three months ended March 31, 2006 and 2005, the Company recognized insurance recoveries of $50 million and $6 million, respectively. Legal and other professional fees are expected to continue to be incurred in future periods (Note 1).
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the three months ended March 31, 2006 results include approximately $5 million of restructuring costs and a gain of approximately $20 million on the sale of two aircraft.
     Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss remained essentially flat for the three months ended March 31, 2006, due primarily to higher professional fees and financial advisory services costs, offset by lower transactional costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     At March 31, 2006, Time Warner had $20.115 billion of debt, $2.295 billion of cash and equivalents (net debt of $17.820 billion, defined as total debt less cash and equivalents) and $62.521 billion of shareholders’ equity, compared to $20.330 billion of debt, $4.220 billion of cash and equivalents (net debt of $16.110 billion) and $65.170 billion of shareholders’ equity at December 31, 2005.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2005 to March 31, 2006 (millions):

Net debt at December 31, 2005	$16,110
Cash provided by operations	(2,330)
Capital expenditures and product development costs	781
Dividends paid to common shareholders(a)	225
Common stock repurchases	3,936
Proceeds from the sale of Time Warner Book Group	(532)
Proceeds from the sale of Time Warner Telecom	(239)
All other, net	(131)

Net debt at March 31, 2006(b)	$17,820

(a)	The Company began paying a quarterly cash dividend of $0.05 per share on its common stock in the third quarter 2005.

(b)	Included in the net debt balance is approximately $248 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.
     As noted in “Overview — Recent Developments,” Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As announced on February 1, 2006, the Company increased the pace of stock repurchases during the first quarter of 2006. At existing price levels, the Company intends to continue the current pace of purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1, and expects it will have purchased approximately $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through May 2, 2006, the Company repurchased approximately 460 million shares of common stock for approximately $8.0 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
     In connection with the Company’s stock repurchase program, the Company plans to enter into prepaid stock repurchase contracts with a number of counterparties that would provide for repurchases effected over the next three months, or longer, depending on the share price of the Company’s common stock. As currently contemplated, the Company would make an aggregate payment of approximately $3.6 billion upon entry into such contracts and would receive shares of the Company’s common stock at the end of each repurchase contract term at prices based upon a formula that is expected to deliver an effective, average repurchase price per share below the volume weighted average price of the common stock over the term of the relevant contract. The majority of the expected $3.6 billion prepayment amount will be funded through borrowings under the Company’s revolving credit facility and/or commercial paper programs.
     In April 2005, a subsidiary of the Company entered into agreements to jointly acquire substantially all of the assets of Adelphia with Comcast for a combination of cash and stock of TWC. TWC also has agreed to redeem Comcast’s interests in TWC and TWE following the Adelphia Acquisition. Upon closing, these transactions will impact the Company’s financial condition and liquidity. For additional details, see “Overview — Recent Developments.”
     As noted in “Overview — Recent Developments,” in December 2005, the Company announced that AOL was expanding its current strategic alliance with Google and that Google would invest $1 billion for a 5% equity interest in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
on April 13, 2006, the Company received Google’s $1 billion investment in AOL and will recognize a gain of approximately $800 million, which will be reflected in shareholders’ equity as an adjustment to paid-in-capital in the second quarter of 2006.
     As noted in “Overview — Recent Developments,” on February 23, 2006, the Company announced an agreement to sell Turner South to Fox for approximately $375 million in cash. This transaction closed on May 1, 2006. The Company expects to record a pretax gain ranging from approximately $120 million to $140 million (after taking into account selling costs) in the second quarter of 2006.
     In April 2006, the Company purchased the remaining interest in Synapse Group Inc. for $140 million.
     As discussed in more detail below, management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments, the common stock repurchase program and the Adelphia Acquisition and the redemption of Comcast’s interests in TWC and TWE. Time Warner’s sources of cash include cash provided by operations, cash and equivalents, available borrowing capacity under its committed credit facilities ($6.917 billion at Time Warner Inc. and $12.963 billion at TWC as of March 31, 2006, including $10.0 billion at TWC which becomes available at the time of the Adelphia Acquisition), availability under its commercial paper programs, the $1 billion investment in AOL by Google, proceeds from a new $500 million term loan at AOL and proceeds from the sale of Turner South. The Company may use a portion of its available borrowing capacity to refinance approximately $1.5 billion of debt maturing in 2006.
     With the anticipated Adelphia Acquisition and the accelerated pace of the common stock repurchase program, the Company’s outstanding debt is expected to increase. Accordingly, cash paid for interest is expected to negatively impact cash provided by operations.
Cash Flows
     Cash and equivalents decreased by $1.925 billion and increased by $873 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash and equivalents is primarily due to repurchases of common stock totaling $3.936 billion made in connection with the Company’s common stock repurchase program in the first quarter of 2006. Components of these changes are discussed in more detail in the pages that follow.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Operating Activities
     Details of cash provided by operations are as follows:

	Three Months Ended
	3/31/06	3/31/05
		(recast)
	(millions)
Operating Income before Depreciation and Amortization	$2,688	$2,480
Legal reserves related to securities litigation and government investigations, net of payments and recoveries(a)	5	(300)
Noncash asset impairments	—	24
Net interest payments(b)	(260)	(268)
Net income taxes paid(c)	(60)	(69)
Equity-based compensation	108	134
Adjustments relating to discontinued operations(d)	6	21
Merger and restructuring payments(e)	(44)	(62)
All other, net, including working capital changes	(113)	(128)

Cash provided by operations	$2,330	$1,832

(a)	2006 includes approximately $210 million paid for securities litigation, partially offset by approximately $215 million of insurance recoveries. 2005 includes payment of the $300 million SEC settlement.

(b)	Includes interest income received of $45 million in both 2006 and 2005.

(c)	Includes income tax refunds received of $16 million and $13 million in 2006 and 2005, respectively.

(d)	Includes net income from discontinued operations of $232 million and $7 million in 2006 and 2005, respectively. Amounts also include working capital-related adjustments associated with discontinued operations of $(226) million and $14 million in 2006 and 2005, respectively.

(e)	Includes payments for restructuring and merger-related costs, as well as payments for certain other merger-related liabilities.
     Cash provided by operations increased to $2.330 billion in 2006 compared to $1.832 billion in 2005. The increase in cash provided by operations is related primarily to a reduction in payments made in settling securities litigation and the government investigations and an increase in Operating Income before Depreciation and Amortization.
Investing Activities
     Details of cash used by investing activities are as follows:

	Three Months Ended
	3/31/06	3/31/05
	(millions)
Investments and acquisitions, net of cash acquired:
Essence	$—	$(127)
All other, principally funding of joint ventures	(126)	(97)
Capital expenditures and product development costs from continuing operations	(781)	(650)
Capital expenditures and product development costs from discontinued operations	—	(1)
Proceeds from the sale of other available-for-sale securities	4	13
Proceeds from the sale of Time Warner Book Group	532	—
Proceeds from the sale of a portion of the Company’s interest in Time Warner Telecom	239	—
All other investment and asset sale proceeds	36	73

Cash used by investing activities	$(96)	$(789)

     Cash used by investing activities decreased to $96 million in 2006 compared to $789 million in 2005. The decrease in cash used by investing activities is primarily due to proceeds from the sales of TWBG and of a portion of the Company’s interest in TWT, partially offset by an increase in capital expenditures and product development costs, principally at the Company’s Cable segment.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Financing Activities
     Details of cash used by financing activities are as follows:

	Three Months Ended
	3/31/06	3/31/05
		(recast)
	(millions)
Borrowings	$1	$—
Debt repayments	(226)	(247)
Proceeds from exercise of stock options	242	99
Excess tax benefit on stock options	32	22
Principal payments on capital leases	(23)	(37)
Repurchases of common stock	(3,936)	—
Dividends paid	(225)	—
Other financing activities	(24)	(7)

Cash used by financing activities	$(4,159)	$(170)

     Cash used by financing activities increased to $4.159 billion in 2006 compared to $170 million in 2005. The increase in cash used by financing activities is due principally to repurchases of common stock made in connection with the Company’s common stock repurchase program and dividends paid to common stock shareholders in 2006.
AOL Term Loan
     On April 13, 2006, TW AOL Holdings Inc., a wholly owned subsidiary of Time Warner, entered into a $500 million term loan with a maturity date of April 13, 2009 (the “AOL Facility”). Simultaneous with the Google investment of $1 billion for a 5% equity interest in AOL Holdings LLC, a subsidiary of TW AOL Holdings Inc. and the parent of AOL, the liability under the AOL Facility was assigned to AOL Holdings LLC. Immediately following, the AOL Facility was assigned from AOL Holdings LLC to AOL. The AOL Facility is not guaranteed by Time Warner. Borrowings under the AOL Facility bear interest at a rate based on the credit rating of Time Warner, which rate is currently LIBOR plus 0.45% per annum. The AOL Facility includes a maximum leverage ratio covenant restricting consolidated total debt of AOL to 4.5 times the consolidated EBITDA (as defined in the credit agreement) of AOL (excluding AOL guarantees of Time Warner’s and its other subsidiaries’ debt obligations). The AOL Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representation specifically relating to a material adverse change in Time Warner’s or AOL’s financial condition or results of operations. The proceeds of the AOL Facility were used to pay off $500 million of the $1 billion 6.125% Time Warner notes due April 15, 2006.
Capital Expenditures and Product Development Costs
     Time Warner’s total capital expenditures and product development costs from continuing operations were $781 million for the three months ended March 31, 2006 compared to $650 million for the three months ended March 31, 2005. The majority of capital expenditures and product development costs relate to the Company’s Cable segment, which had capital expenditures of $497 million for the three months ended March 31, 2006 as compared to $387 million for the three months ended March 31, 2005.
     The Cable segment’s capital expenditures include the following major components:

	Three Months Ended
	3/31/06	3/31/05
	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$282	$198
Scalable infrastructure	54	45
Line extensions	58	63
Upgrades/rebuilds	23	30
Support capital	80	51

Total capital expenditures	$497	$387

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     TWC incurs expenditures associated with the construction and maintenance of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, direct labor, overhead and, in some cases, interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures include customer premise equipment, scalable infrastructure, line extensions, plant upgrades and rebuilds and support capital. With respect to customer premise equipment, which includes converters and cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful lives. For converters and modems, the useful life is generally 3 to 4 years, and, for plant upgrades, the useful life is up to 16 years.
     The increase in capital expenditures in 2006 is primarily associated with the continued roll-out of TWC’s advanced digital services, including Digital Phone.
Backlog
     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.2 billion and $4.5 billion at March 31, 2006 and December 31, 2005, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment of $788 million and $774 million at March 31, 2006 and December 31, 2005, respectively.
Selected Investment Information
Cable Joint Ventures
     On May 1, 2004, the Company completed the restructuring of two joint ventures that it manages, Kansas City Cable Partners (“KCCP”), previously a 50-50 joint venture between Comcast and TWE serving approximately 299,000 basic video subscribers as of March 31, 2006, and Texas Cable Partners, L.P. (“TCP”), previously a 50-50 joint venture between Comcast and the TWE-Advance/Newhouse Partnership (“TWE-A/N”) serving approximately 1.278 million basic video subscribers as of March 31, 2006. Prior to the restructuring, the Company accounted for its investment in these joint ventures using the equity method. Under the restructuring, KCCP was merged into TCP, which was renamed “Texas and Kansas City Cable Partners, L.P.” (“TKCCP”) Following the restructuring, the combined partnership was owned 50% by Comcast and 50% collectively by TWE and TWE-A/N. In February 2005, TWE’s interest in the combined partnership was contributed to TWE-A/N in exchange for preferred equity in TWE-A/N. Since the net assets of the combined partnership were owned 50% by TWC and 50% by Comcast both before and after the restructuring and there were no changes in the rights or economic interests of either party, the Company viewed the transaction as a non-substantive reorganization to be accounted for at book value, similar to the transfer of assets under common control. TWC continues to account for its investment in the restructured joint venture using the equity method. Beginning on June 1, 2006, either TWC or Comcast can trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the combined partnership’s systems — one pool consisting of the Houston systems and the other consisting of the Kansas City, southwest Texas and New Mexico systems — with an arrangement to distribute the partnership’s debt between the two pools. The party triggering the dissolution would own the remaining pool of systems and any debt associated with that pool.
     In conjunction with the Adelphia Acquisition, TWC and Comcast agreed that if the Adelphia Acquisition and Cable Swaps occur and if Comcast receives the pool of assets consisting of the Kansas City, southwest Texas and New Mexico systems upon distribution of the TKCCP assets as described above, Comcast will have an option, exercisable for 180 days commencing one year after the date of such distribution, to require TWC or a subsidiary to transfer to Comcast, in exchange for the southwest Texas and New Mexico systems, certain cable systems held by TWE and its subsidiaries.
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, which should be read in conjunction with this report (as updated by Item 1A, “Risk Factors,” in Part II of this report), and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, as well as:
•	decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings;

•	the failure to meet earnings expectations;

•	significant acquisitions such as the Adelphia Acquisition or other transactions such as the proposed redemption of Comcast’s interests in TWC and TWE;

•	economic slowdowns;

•	the impact of terrorist acts and hostilities; and

•	changes in the Company’s plans, strategies and intentions.
     For Time Warner’s AOL business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, as updated by Item 1A, “Risk Factors,” in Part II of this report, as well as:
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
     For Time Warner’s cable business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, as well as:
•	increases in government regulation of video services, including regulation that limits cable operators’ ability to raise rates or that dictates set-top box or other equipment features, functionalities or specifications;

•	increased difficulty in obtaining franchise renewals;

•	unanticipated funding obligations relating to its cable joint ventures;

•	a future decision by the FCC or Congress to require cable operators to contribute to the federal “Universal Service Fund” based on the provision of cable modem service, which could raise the price of cable modem service and impair TWC’s competitive position; and

•	the award of franchises or similar grants of rights through state or federal legislation that would allow competitors of cable providers to offer video service on terms substantially more favorable than those afforded existing cable operators (e.g., without the need to obtain local franchise approval or to comply with local franchising regulations as cable operators currently must).

TIME WARNER INC.
Item 4. CONTROLS AND PROCEDURES
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. The Company began consolidating the financial results of AOLA effective March 31, 2004 pursuant to the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” as revised. Because the Company does not control AOLA, the Company’s disclosure controls and procedures with respect to information regarding AOLA also are more limited than those for consolidated subsidiaries the Company controls.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2006	2005
		(recast)
	(millions, except
	per share amounts)
ASSETS
Current assets
Cash and equivalents	$2,295	$4,220
Receivables, less allowances of $2.044 and $2.061 billion	5,413	6,546
Inventories	2,134	2,041
Prepaid expenses and other current assets	980	892
Current assets of discontinued operations	—	351

Total current assets	10,822	14,050
Noncurrent inventories and film costs	4,678	4,645
Investments, including available-for-sale securities	3,574	3,518
Property, plant and equipment, net	13,935	13,664
Intangible assets subject to amortization, net	4,658	3,492
Intangible assets not subject to amortization	38,425	39,685
Goodwill	40,381	40,234
Other assets	3,077	3,120
Noncurrent assets of discontinued operations	232	383

Total assets	$119,782	$122,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,253	$1,335
Participations payable	2,443	2,401
Royalties and programming costs payable	936	988
Deferred revenue	1,658	1,473
Debt due within one year	84	92
Other current liabilities	5,196	5,988
Current liabilities of discontinued operations	66	230

Total current liabilities	11,636	12,507
Long-term debt	20,031	20,238
Deferred income taxes	13,815	13,063
Deferred revenue	637	681
Other liabilities	5,339	5,370
Noncurrent liabilities of discontinued operations	7	15
Minority interests	5,796	5,747
Commitments and contingencies (Note 13)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 92.6 and 87.2 million shares outstanding	1	1
Time Warner common stock, $0.01 par value, 4.280 and 4.498 billion shares outstanding	43	45
Paid-in-capital	168,790	168,637
Treasury stock, at cost (441.3 and 208.0 million shares)	(9,540)	(5,463)
Accumulated other comprehensive loss, net	(18)	(65)
Accumulated deficit	(96,755)	(97,985)

Total shareholders’ equity	62,521	65,170

Total liabilities and shareholders’ equity	$119,782	$122,791

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2006	2005
		(recast)
	(millions, except per share amounts)
Revenues:
Subscription	$5,667	$5,485
Advertising	1,761	1,645
Content	2,756	2,976
Other	271	257

Total revenues(a)	10,455	10,363
Costs of revenues(a)	(5,819)	(5,914)
Selling, general and administrative(a)	(2,600)	(2,587)
Amortization of intangible assets	(133)	(148)
Amounts related to securities litigation and government investigations	(29)	(6)
Merger-related and restructuring costs	(30)	(12)
Asset impairments	—	(24)
Gains on disposal of assets, net	22	10

Operating income	1,866	1,682
Interest expense, net(a)	(299)	(346)
Other income, net	318	111
Minority interest expense, net	(79)	(54)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,806	1,393
Income tax provision	(608)	(485)

Income before discontinued operations and cumulative effect of accounting change	1,198	908
Discontinued operations, net of tax	232	7

Income before cumulative effect of accounting change	1,430	915
Cumulative effect of accounting change, net of tax	25	—

Net income	$1,455	$915

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.27	$0.20
Discontinued operations	0.05	—
Cumulative effect of accounting change	—	—

Basic net income per common share	$0.32	$0.20

Average basic common shares	4,499.5	4,587.8

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.26	$0.19
Discontinued operations	0.05	—
Cumulative effect of accounting change	0.01	—

Diluted net income per common share	$0.32	$0.19

Average diluted common shares	4,542.9	4,722.3

Cash dividends declared per share of common stock	$0.05	$—

(a) Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$84	$68
Costs of revenues	(54)	(48)
Selling, general and administrative	9	8
Interest income, net	11	7
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2006	2005
		(recast)
	(millions)
OPERATIONS
Net income(a)	$1,455	$915
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	—
Depreciation and amortization	822	798
Amortization of film costs	822	911
Asset impairments	—	24
Gain on investments and other assets, net	(309)	(32)
Equity in income of investee companies, net of cash distributions	(12)	(7)
Equity-based compensation	108	134
Amounts related to securities litigation and government investigations	5	(300)
Changes in operating assets and liabilities, net of acquisitions	(310)	(625)
Adjustments relating to discontinued operations	(226)	14

Cash provided by operations(b)	2,330	1,832

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(126)	(224)
Capital expenditures and product development costs	(781)	(650)
Capital expenditures from discontinued operations	—	(1)
Investment proceeds from available-for-sale securities	4	13
Other investment proceeds	807	73

Cash used by investing activities	(96)	(789)

FINANCING ACTIVITIES
Borrowings	1	—
Debt repayments	(226)	(247)
Proceeds from exercise of stock options	242	99
Excess tax benefit on stock options	32	22
Principal payments on capital leases	(23)	(37)
Repurchases of common stock	(3,936)	—
Dividends paid	(225)	—
Other	(24)	(7)

Cash used by financing activities	(4,159)	(170)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,925)	873
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,220	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$2,295	$7,012

(a)	The first quarters of 2006 and 2005 include net income from discontinued operations of $232 million and $7 million, respectively.

(b)	The first quarters of 2006 and 2005 include an approximate $181 million source of cash and $36 million use of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31,
(Unaudited)

	2006	2005
		(recast)
	(millions)
BALANCE AT BEGINNING OF PERIOD	$65,170	$63,379
Net income	1,455	915
Other comprehensive income (loss)	47	(17)

Comprehensive income	1,502	898
Conversion of mandatorily convertible preferred stock	—	1,500
Cash dividends ($0.05 per common share)	(225)	—
Common stock repurchases	(4,073)	—
Other(a)	147	129

BALANCE AT END OF PERIOD	$62,521	$65,906

(a)	The first quarter of 2006 includes approximately $164 million pursuant to stock option and other benefit plans and an approximate $17 million net loss related to changing the fiscal year end of international operations from November 30 to December 31 (net of the related income tax benefit of approximately $7 million). The first quarter of 2005 includes approximately $117 million pursuant to stock option and other benefit plans and an approximate $23 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $9 million).
See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT TRANSACTIONS
Description of Business and Basis of Presentation
Description of Business
     Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks and publishing. Time Warner classifies its business interests into five reportable segments: AOL: consisting principally of interactive services; Cable: consisting principally of interests in cable systems that provide video, high-speed data and Digital Phone services; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; Networks: consisting principally of cable television and broadcast networks; and Publishing: consisting principally of magazine publishing. Financial information for Time Warner’s various reportable segments is presented in Note 12.
     On April 3, 2006, America Online, Inc. converted to a Delaware limited liability company and changed its name to AOL LLC (together with its subsidiaries, “AOL”).
Pending Transactions
Amounts Related to Securities Litigation
     As previously disclosed, in July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 13 (the “MSBI consolidated securities class action”). In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its Securities and Exchange Commission (“SEC”) investigation, or at least a substantial portion thereof, transferred to the MSBI Settlement Fund. The court issued an order dated April 6, 2006 granting final approval of the settlement.
     In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters (including suits brought by individual shareholders) described in Note 13 that are pending against the Company. As of May 1, 2006, the Company has reached agreements to resolve the actions alleging violations of the Employee Retirement Income Security Act (“ERISA”) and the derivative actions, both of which are subject to preliminary and final court approval, as well as some of the individual suits. Of the $600 million reserve, through May 1, 2006, the Company has paid, or has agreed to pay, approximately $358 million, after considering probable insurance recoveries, to settle certain of these claims. The Company has been successful in reaching settlements with respect to certain of the securities actions brought by individual shareholders. The Company also has engaged in, or expects to engage in, mediation in an attempt to resolve the additional cases brought by shareholders who elected to “opt out” of the settlement in the consolidated securities action. Such mediation efforts have not been fruitful to date in certain of these matters, in which trials are possible and for which plaintiffs have claimed several billion dollars in aggregated damages. The Company intends to defend these lawsuits vigorously. It is possible that the ultimate amount paid to resolve all unsettled litigation in these matters could be greater than the remaining reserve (Note 13).
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. Amounts recognized in the first quarter of 2006 and 2005 totaled $50 million and $6 million, respectively. In 2005, the Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which was collected in the first quarter of 2006.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Government Investigations
     As previously disclosed by the Company, the DOJ and the SEC have resolved their investigations into the accounting and disclosure practices of the Company, the former through a deferred prosecution agreement entered into in December 2004 for a two-year period, and the latter through a settlement agreement that was approved by the SEC in March 2005. These resolutions are described in more detail in Note 13. The historical accounting adjustments related thereto were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
     With respect to the $300 million that was placed into an SEC Fair Fund as a condition of the SEC settlement, the Company has used its best efforts to have the $300 million, or a substantial portion thereof, transferred to the MSBI Settlement Fund and distributed in connection with the eventual distribution of proceeds pursuant to the settlement of the MSBI consolidated securities class action. However, the SEC, as yet, has not made any determination as to how to distribute those funds.
     Under the terms of the Company’s settlement with the SEC, the Company agreed to the appointment of an independent examiner to review whether the Company’s historical accounting for transactions with 17 counterparties, which were identified by the SEC staff, was in conformity with GAAP. The transactions subject to review were entered into between June 1, 2000 and December 31, 2001 (but including subsequent amendments thereto), and principally involve online advertising revenues, as well as three cable programming affiliation agreements with related advertising elements. Revenue related to the 17 transactions principally was recognized prior to January 1, 2002. The independent examiner has been engaged in his review, and, under the terms of the SEC settlement, is required to provide a report to the Company’s audit and finance committee of his conclusions, which is expected to occur by the end of the second quarter. At present, the Company is not aware of any conclusions yet reached by the independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
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
Changes in Basis of Presentation
     The 2005 financial statements have been recast so that the basis of presentation is consistent with that of 2006. Specifically, the amounts have been recast for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), a change in accounting principle for recognizing programming inventory costs at HBO and certain discontinued operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
     The Company has adopted the provisions of FAS 123R, as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
     Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123. The following tables set forth the increase (decrease) to the Company’s consolidated statements of operations and balance sheets as a result of the adoption of FAS 123R for the three months ended March 31, 2005 and for the years ended December 31, 2005 and 2004 (in millions, except per share amounts):

	Impact of Change for adoption of FAS 123R
	For the three
	months ended	For the year ended
	March 31, 2005	December 31, 2005	December 31, 2004
	(millions)
Consolidated Statement of Operations
Operating Income	$127	$316	$540
Income before income taxes, discontinued operations and cumulative effect of accounting change	(121)	(304)	(525)
Net income	(74)	(242)	(298)
Net income per share (basic)	$(0.02)	$(0.05)	$(0.07)
Net income per share (diluted)	$(0.02)	$(0.05)	$(0.06)

	Impact of Change
	for adoption of FAS 123R
	December 31, 2005	December 31, 2004
	(millions)
Consolidated Balance Sheet
Deferred income tax liabilities, net	$(2,206)	$(2,360)
Minority interest liabilities, net	(37)	(30)
Shareholders’ equity	2,243	2,390
     Prior to the adoption of FAS 123R, the Company recognized stock-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Stock-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the employee’s job function.
     Additionally, when recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. Accordingly, a pretax cumulative effect adjustment totaling $40 million ($25 million, net of tax) has been recorded in the first quarter of 2006 to adjust for awards granted prior to January 1, 2006, that are not expected to vest.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Change in Accounting Principle for Recognizing Programming Inventory Costs at HBO
     Effective January 1, 2006, the Company changed its methodology for recognizing programming inventory costs (for both theatrical and original programming) at its HBO division. Previously, the Company recognized HBO’s programming costs on a straight-line basis in the calendar year in which the related programming first aired on the HBO and Cinemax pay television services. Now the Company recognizes programming costs on a straight-line basis over the license periods or estimated period of use of the related shows, beginning with the month of initial exhibition. The Company concluded that this change in accounting for programming inventory costs was preferable after giving consideration to the cumulative impact that marketplace and technological changes have had in broadening the variety of viewing options and period over which consumers are now experiencing HBO’s programming.
     Since this change involves a revision to an inventory costing principle, the change is reflected retrospectively to all prior periods presented, including the impact that such a change has on retained earnings for the earliest year presented. Although it was not practical for the Company to continue to calculate its programming costs using the prior methodology, the Company believes that the first quarter 2006 statement of operations would not have been materially different if the prior methodology had been applied. The following tables set forth certain changes to the Company’s consolidated statements of operations and balance sheets as a result of the change in the method of accounting for HBO’s programming inventory costs for the three months ended March 31, 2005 and for the years ended December 31, 2005 and 2004 (in millions, except per share amounts):

	Three Months Ended March 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions)
Consolidated Statement of Operations
Costs of revenues	$(5,956)	$42	$(5,914)
Operating Income	1,640	42	1,682
Income before income taxes, discontinued operations and cumulative effect of accounting change	1,351	42	1,393
Net income	889	26	915
Net income per share (basic)	$0.19	$0.01	$0.20
Net income per share (diluted)	$0.19	$—	$0.19

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	Year Ended December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions)
Consolidated Statement of Operations
Costs of revenues	$(24,805)	$(8)	$(24,813)
Operating Income	4,135	(8)	4,127
Income before income taxes, discontinued operations and cumulative effect of accounting change	3,718	(8)	3,710
Net income	2,662	(5)	2,657
Net income per share (basic)	$0.57	$—	$0.57
Net income per share (diluted)	$0.56	$—	$0.56

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions)
Consolidated Statement of Operations
Costs of revenues	$(24,261)	$31	$(24,230)
Operating Income	5,588	31	5,619
Income before income taxes, discontinued operations and cumulative effect of accounting change	4,346	31	4,377
Net income	3,067	19	3,086
Net income per share (basic)	$0.67	$0.01	$0.68
Net income per share (diluted)	$0.65	$0.01	$0.66

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions)
Consolidated Balance Sheet
Inventories (current and non current)	$6,347	$339	$6,686
Accumulated deficit	(98,198)	213	(97,985)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions)
Consolidated Balance Sheet
Inventories (current and non current)	$6,101	$352	$6,453
Accumulated deficit	(100,394)	218	(100,176)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.
Discontinued Operations
     As discussed more fully in Note 4, the Company has reflected the operations of Time Warner Book Group (“TWBG”) and Turner South network (“Turner South”) as discontinued operations for all periods presented.
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the March 31, 2006 presentation.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interim Financial Statements
     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).
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
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Three Months Ended March 31,
	2006	2005
		(recast)
	(millions, except per share
	amounts)
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$1,198	$908

Average number of common shares outstanding — basic	4,499.5	4,587.8
Dilutive effect of stock options and restricted stock	43.4	51.6
Dilutive effect of mandatorily convertible preferred stock	—	82.9

Average number of common shares outstanding — diluted	4,542.9	4,722.3

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.27	$0.20

Diluted	$0.26	$0.19

2. INTANGIBLE ASSETS
     As a result of increased competition in the publishing business related to certain magazine titles, indefinite-lived tradename intangibles totaling approximately $1.3 billion at December 31, 2005 were assigned a 25-year finite life and began to be amortized in January 2006. The impact of amortizing such tradenames in 2006 and beyond will be approximately $50 million annually. Based on the current amount of intangible assets subject to amortization, the total estimated amortization expense for each of the succeeding five years ended December 31 is as follows (millions):

2006	$482
2007	390
2008	354
2009	302
2010	304
     These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.
3. STOCK-BASED COMPENSATION PLANS
     The Company has two active equity plans under which it is authorized to grant options to purchase up to an aggregate of 300 million shares of Time Warner common stock. Such options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably, over a four-year vesting period, and expire ten years from the date of grant. Certain option awards provide for accelerated vesting

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.
     Time Warner also has various restricted stock plans for employees and non-employee directors. Under these plans, shares of common stock or restricted stock units (“RSUs”) are granted, which vest generally between three to five years. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the three months ended March 31, 2006, the Company issued approximately 3.8 million RSUs at a weighted-average fair value of $17.40. For the three months ended March 31, 2005, the Company issued approximately 3.4 million RSUs at a weighted-average fair value of $17.97.
     Upon the exercise of a stock option award, the vesting of a RSU or the grant of restricted stock, common shares are issued from authorized but unissued shares or from treasury stock. At March 31, 2006 and December 31, 2005, the Company had approximately 441 million and 208 million, respectively, shares of treasury stock. As noted in Note 9, for the three months ended March 31, 2006 and the year ended December 31, 2005, the Company has repurchased approximately 233 million and 126 million, respectively, shares of common stock pursuant to a Board approved stock repurchase program.
     Certain information for stock-based compensation plans for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(millions)
Compensation Cost Recognized:
Stock option plans	$80	$125
Restricted stock and restricted stock units	28	7
Stock purchase plan(a)	—	2

Total	$108	$134

Tax benefit recognized	$40	$51

(a)	Prior to 2006, the Company had a compensatory Stock Purchase Plan that provided certain employees in the AOL division with the ability to purchase Company stock at a 15% discount. In late 2005, the plan was amended to reduce the discount to 5% and is no longer a compensatory Stock Purchase Plan under applicable accounting literature.
     Other information pertaining to each category of stock-based compensation appears below.
Stock Option Plans
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SEC Staff Accounting Bulletin No. 107 “Share-Based Payment.” Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company considers implied volatilities from traded options as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. The Company evaluated the historical exercise behaviors of five employee groups, one of which related to retirement-eligible employees while the other four of which were segregated based on the number of options granted, when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2006	2005
Expected volatility	22.2%	24.4%
Expected term to exercise from grant date	5.08 years	4.79 years
Risk-free rate	4.6%	3.9%
Expected dividend yield	1.1%	0%
     The following table summarizes information about stock options outstanding at March 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of Options	Exercise	Life (In	Intrinsic
Options	as of 3/31/06	Price	Years)	Value
	(thousands)			(thousands)
Outstanding at January 1, 2006	590,687	$30.48
Granted	51,557	17.40
Exercised	(20,731)	11.72
Forfeited or expired	(25,402)	42.04

Outstanding at March 31, 2006	596,111	29.51	5.68	$708,675
Exercisable at March 31, 2006	453,625	33.34	4.76	$595,165
     At March 31, 2006, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of options vested and expected to vest approximate amounts for options outstanding. As of March 31, 2006, approximately 70 million shares were available for future grants of stock options. Total unrecognized compensation cost related to unvested stock option awards at March 31, 2006 prior to the consideration of expected forfeitures is approximately $384 million and is expected to be recognized over a weighted-average period of 2 years.
     The weighted average fair value of an option granted during the three months ended March 31, 2006 and 2005 was $4.46 ($2.77 net of taxes) and $5.14 ($3.08, net of taxes), respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $120 million and $123 million, respectively. Cash received from the exercise of stock options was $242 million and $99 million, respectively, for the three months ended March 31, 2006 and 2005. The tax benefits realized from stock options exercised in the three months ended March 31, 2006 and 2005 were approximately $46 million and $49 million, respectively.
Restricted Stock and Restricted Stock Unit Plans
The following table summarizes information about restricted stock and RSUs unvested at March 31, 2006:

		Weighted-
	Number of	Average
	Shares/Units	Grant Date
Restricted Stock and Restricted Stock Units	as of 3/31/06	Fair Value
	(thousands)
Unvested at January 1, 2006	7,960	$16.32
Granted	3,824	17.40
Vested	(944)	18.01
Forfeited	(90)	16.86

Unvested at March 31, 2006	10,750	17.07
     At March 31, 2006, the intrinsic value of restricted stock and restricted stock unit awards is approximately $180 million. Total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards at March 31, 2006 prior to the consideration of expected forfeitures is approximately $106 million and is expected to be recognized over a weighted-average period of 2 years. The fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2006 was approximately $17 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. BUSINESS ACQUISITIONS AND DISPOSITIONS
Sale of Time Warner Book Group
     On March 31, 2006, the Company sold Time Warner Book Group (“TWBG”) to Hachette Livre SA, a wholly-owned subsidiary of Lagardère SCA, for $532 million in cash, resulting in a pretax gain of approximately $206 million, after taking into account selling costs and estimated working capital adjustments. As a result of the sale, TWBG has been reflected as discontinued operations for all periods presented. A tax benefit of $22 million was also recognized on this transaction resulting primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the tax gain on the transaction.
Sale of Turner South
     On February 23, 2006, the Company announced an agreement to sell the Turner South network (“Turner South”), a subsidiary of Turner, to Fox Cable Networks, Inc. for approximately $375 million in cash. This transaction closed on May 1, 2006. The results of Turner South have been reflected as discontinued operations for all periods presented. The Company expects to record a pretax gain ranging from approximately $120 million to $140 million (after taking into account selling costs) in the second quarter of 2006. Since the Company has sufficient tax attribute carryforwards to offset the gain, there will not be any tax expense recognized on the sale of Turner South. As of March 31, 2006, Turner South had assets of approximately $230 million.
     Financial data for TWBG and Turner South operations, included in discontinued operations for the three months ended March 31, 2006 and 2005, is as follows:

	March 31,	March 31,
	2006	2005
	(millions)
Total revenues	$125	$120
Pretax income	210	11
Income tax benefit	22	(4)
Net income	232	7
The WB Network
     On January 24, 2006, Warner Bros. and CBS Corp. (“CBS”) announced an agreement to form a new fully-distributed national broadcast network, to be called The CW. At the same time, Warner Bros. and CBS are preparing to cease the standalone operations of The WB Network and UPN, respectively, at the end of the 2005/2006 television season (September 2006). Warner Bros. and CBS will each own 50% of the new network and will have joint and equal control. In addition, Warner Bros. has reached an agreement with Tribune Corp. (“Tribune”), currently a subordinated 22.25% limited partner in The WB Network, under which Tribune will surrender its ownership interest in The WB Network and will be relieved of funding obligations. In addition, Tribune will become one of the principal affiliate groups for the new network.
     Upon the closing of this transaction, the Company will account for its investment in The CW under the equity method of accounting. The Company anticipates that prior to the closing of this transaction it will incur restructuring charges ranging from $25 million to $30 million related to employee terminations and contractual settlements. In addition, The WB Network may incur up to $100 million in terminating certain programming arrangements (primarily licensed movie rights), most of which are not expected to be contributed to the new network and may not be sold or utilized in another manner. Included in these costs are approximately $70 million associated with intercompany programming arrangements with Warner Bros. and New Line. Any costs incurred by The WB Network on such intercompany programming would be largely offset by amounts recognized by Warner Bros. and New Line, with the impact of all intercompany transactions being eliminated in consolidation. Excluding the impact of these intercompany transactions, the anticipated exit costs to the Company of programming arrangements and employee and other contractual arrangements range from approximately $55 million to $60 million.
AOL-Google Alliance
     During December 2005, the Company announced that AOL is expanding its current strategic alliance with Google Inc. (“Google”) to enhance its global online advertising partnership and make more of AOL’s content available to Google users. In addition, Google agreed to invest $1 billion to acquire a 5% equity interests in a limited liability company that owns all of the outstanding equity

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements. Under the alliance, Google will continue to provide search technology to AOL’s network of Internet properties worldwide and provide AOL with an improved share in revenues generated through search conducted on the AOL network. Other key aspects of the alliance include:
•	Creating an AOL Marketplace through white labeling of Google’s advertising technology, which enables AOL to sell search advertising directly to advertisers on AOL-owned properties;

•	Providing AOL $300 million of marketing credits for promotion of AOL’s content on Google-owned Internet properties as well as $100 million of AOL/Google co-sponsored promotion of AOL properties;

•	Collaborating in video search and promoting the AOL Video destination within Google Video; and

•	Enabling Google Talk and AIM instant messaging users to communicate with each other, provided certain conditions are met.
     AOL and Google also agreed to collaborate in the future to expand on the alliance, including the possible sale by AOL of display advertising on the Google network.
     On April 13, 2006, the Company completed its issuance of a 5% equity interest in AOL to Google for $1 billion in cash. In accordance with Staff Accounting Bulletin No. 51, Accounting for the Sales of Stock of a Subsidiary, Time Warner will recognize a gain of approximately $800 million, which will be reflected in shareholders’ equity, as an adjustment to paid-in capital in the second quarter of 2006.
5. TIME WARNER CABLE INC.
Ownership
     Comcast Corporation (“Comcast”) has a 21% economic interest in Time Warner Cable Inc.’s (“TWC”) cable business held through a 17.9% direct common ownership interest in TWC (representing a 10.7% voting interest) and a limited partnership interest in Time Warner Entertainment Company, L.P. (“TWE”) representing a 4.7% residual equity interest. Time Warner’s 79% economic interest in TWC’s cable business is held through an 82.1% common ownership interest in TWC (representing an 89.3% voting interest) and a limited partnership interest in TWE representing a 1% residual equity interest. Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The remaining interests in TWE are held indirectly by TWC.
Adelphia/Comcast
Adelphia Acquisition Agreement
     On April 20, 2005, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast each entered into separate definitive agreements with Adelphia Communications Corporation (“Adelphia”) to, collectively, acquire substantially all the assets of Adelphia for a total of $12.7 billion in cash (of which TW NY will pay $9.2 billion and Comcast will pay the remaining $3.5 billion) and 16% of the common stock of TWC (the “Adelphia Acquisition”).
     At the same time that Comcast and TW NY entered into the Adelphia Acquisition agreements, Comcast, TWC and/or their respective affiliates entered into agreements providing for the redemption of Comcast’s interests in TWC and TWE (the “TWC Redemption Agreement” and the “TWE Redemption Agreement,” respectively, and, collectively, the “TWC and TWE Redemption Agreements”). Specifically, Comcast’s 17.9% interest in TWC will be redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding cable systems serving approximately 587,000 subscribers (as of December 31, 2004), as well as approximately $1.9 billion in cash. In addition, Comcast’s 4.7% interest in TWE will be redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding cable systems serving approximately 168,000 subscribers (as of December 31, 2004), as well as approximately $133 million in cash. TWC, Comcast and their respective subsidiaries will also swap certain cable systems to enhance their respective geographic clusters of subscribers (the “Cable Swaps”).
     After giving effect to the transactions, TWC will gain systems passing approximately 7.5 million homes, with approximately 3.5 million basic subscribers (each as of December 31, 2004). TWC will then manage a total of approximately 14.4 million basic subscribers (as of December 31, 2004). Time Warner will own 84% of TWC’s common stock (including 83% of the outstanding TWC Class A Common Stock, which will become publicly traded at the time of closing, and all outstanding shares of TWC Class B Common Stock) as well as an indirect non-voting economic interest in TW NY, a subsidiary of TWC, valued at $2.9 billion at the time of entering into the agreement.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The transactions are subject to customary regulatory review and approvals, including antitrust review by the Federal Trade Commission (“FTC”) pursuant to the Hart-Scott-Rodino Act, review by the Federal Communications Commission (“FCC”) and local franchise approvals, as well as, in the case of the Adelphia Acquisition, the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction over Adelphia’s Chapter 11 case and Adelphia’s creditors. On January 31, 2006, the FTC completed its antitrust review of the transaction and closed its investigation without further action. The parties are awaiting final clearance from the FCC and certain local franchise approvals, as well as completion of the bankruptcy process. The parties expect to close the Adelphia Acquisition on or before July 31, 2006.
     The closing of the Adelphia Acquisition is not dependent on the closing of the Cable Swaps or the transactions contemplated by the TWC and TWE Redemption Agreements. Furthermore, if Comcast fails to obtain certain necessary governmental authorizations, TW NY has agreed to acquire the cable operations of Adelphia that would have been acquired by Comcast, with the purchase price payable in cash or TWC stock at TWC’s discretion.
     Pursuant to registration rights granted to Comcast and certain of its affiliates in conjunction with the restructuring of TWE in 2003, TWC has an obligation to file a shelf registration statement with the SEC by June 1, 2006 covering all the shares of TWC Class A Common Stock held by Comcast and its affiliates if the transactions contemplated by the TWC Redemption Agreement have not occurred as of such date.
6. TIME WARNER TELECOM
     As of December 31, 2005, wholly-owned subsidiaries of the Company owned a total of 50.4 million shares of Class B common stock of Time Warner Telecom Inc. (“TWT”), a publicly traded telecommunications company. The Company accounts for this investment using the equity method of accounting and, as a result of the Company’s share in losses of TWT and impairment losses recognized in previous years, the carrying value of the investment is zero. In the first quarter of 2006, the Company’s subsidiaries participated as selling shareholders in a TWT secondary offering, converted approximately 17 million shares of Class B common stock into Class A common stock of TWT and sold the Class A common stock for approximately $239 million, net of underwriter commissions. This sale resulted in a pretax gain of approximately $239 million, which is included as a component of Other income, net, in the accompanying consolidated statement of operations for the three months ended March 31, 2006. The Company does not consider its remaining investment in TWT to be strategic and, therefore, additional sales or other dispositions may occur in the future, subject to customary restrictions on transfer agreed to in connection with the offering and as provided in a stockholders agreement among the holders of the Class B common stock of TWT.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of:

	March 31,	December 31,
	2006	2005
		(recast)
	(millions)
Programming costs, less amortization	$3,297	$3,261
Videocassettes, DVDs, books, paper and other merchandise	451	410
Film costs — Theatrical:
Released, less amortization	565	724
Completed and not released	219	123
In production	806	782
Development and pre-production	85	80
Film costs — Television:
Released, less amortization	494	529
Completed and not released	225	230
In production	663	545
Development and pre-production	7	2

Total inventories and film costs(a)	6,812	6,686
Less: current portion of inventory(b)	(2,134)	(2,041)

Total noncurrent inventories and film costs	$4,678	$4,645

(a)	Does not include $2.847 billion and $2.903 billion of net film library costs as of March 31, 2006 and December 31, 2005, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.

(b)	Current inventory as of March 31, 2006 and December 31, 2005 is comprised of programming inventory at the Networks segment ($1.685 billion and $1.629 billion, respectively), books, magazines, paper and other merchandise at the Publishing segment ($189 million and $170 million, respectively), DVDs and videocassettes at the Filmed Entertainment segment ($258 million and $239 million, respectively) and general merchandise at the AOL segment ($2 million and $3 million, respectively).
8. AOL TERM LOAN
     On April 13, 2006, TW AOL Holdings Inc., a wholly owned subsidiary of Time Warner, entered into a $500 million term loan with a maturity date of April 13, 2009 (the “AOL Facility”). Simultaneous with the Google investment of $1 billion for a 5% equity interest in AOL Holdings LLC, a subsidiary of TW AOL Holdings Inc. and the parent of AOL, the liability under the AOL Facility was assigned to AOL Holdings LLC. Immediately following, the AOL Facility was assigned from AOL Holdings LLC to AOL. The AOL Facility is not guaranteed by Time Warner. Borrowings under the AOL Facility bear interest at a rate based on the credit rating of Time Warner, which rate is currently LIBOR plus 0.45% per annum. The AOL Facility includes a maximum leverage ratio covenant restricting consolidated total debt of AOL to 4.5 times the consolidated EBITDA (as defined in the credit agreement) of AOL (excluding AOL guarantees of Time Warner’s and its other subsidiaries’ debt obligations). The AOL Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representation specifically relating to a material adverse change in Time Warner’s or AOL’s financial condition or results of operations. The proceeds of the AOL Facility were used to pay off $500 million of the $1 billion 6.125% Time Warner notes due April 15, 2006.
9. SHAREHOLDERS’ EQUITY
Shares Authorized and Outstanding
     As of March 31, 2006, shareholders’ equity of Time Warner included 92.6 million shares of Series LMCN-V common stock and 4.298 billion shares of common stock (net of approximately 441 million shares of common stock held in treasury). As of March 31, 2006, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met. During the first quarter of 2006, 5.4 million shares of common stock were converted into 5.4 million shares of Series LMCN-V common stock. This conversion partially reverses the conversion of 9.4 million shares of Series LMCN-V common stock into common stock that took place on February 1, 2005 to facilitate Liberty Media’s stock loan arrangement.
Common Stock Repurchase Program
     Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As announced on February 1, 2006, the Company increased the pace of stock repurchases during the first quarter of 2006. At existing price levels, the Company intends to continue the current pace of purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1, and expects it will have purchased approximately $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through March 31, 2006, the Company repurchased approximately 359 million shares of common stock for approximately $6.3 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Common Stock Dividends
     On March 15, 2006, the Company paid a cash dividend of $0.05 per share on its common stock to shareholders of record on February 28, 2006. The total amount of dividends paid during the first quarter of 2006 was $225 million.
10. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. A summary of the components of the net periodic benefit cost recognized by substantially all of Time Warner’s domestic and international defined benefit pension plans for the three months ending March 31, 2006 and 2005 are as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International
	March 31,		March 31,
	2006	2005	2006	2005
	(millions)		(millions)
Service cost	$42	$31	$6	$5
Interest cost	46	42	9	9
Expected return on plan assets	(57)	(49)	(13)	(10)
Amounts amortized	18	13	2	2

Net periodic benefit costs	$49	$37	$4	$6

Contributions	$3	$5	$4	$4

Expected cash flows
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. There currently are no minimum required contributions for domestic funded plans and no discretionary or noncash contributions are currently planned. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2006 is approximately $18 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. MERGER AND RESTRUCTURING COSTS
Merger Costs
Adelphia Merger-Related Costs
     For the year ended December 31, 2005 and for the three months ended March 31, 2006, the Company incurred non-capitalizable merger-related costs of approximately $8 million and $4 million, respectively, at the Cable segment related primarily to consulting fees covering integration planning for the Adelphia Acquisition and the Cable Swaps. None of the 2005 charges occurred in the first quarter of 2005.
     As of March 31, 2006, payments of $7 million ($3 million in the first quarter of 2006) have been made against this accrual. The remaining $5 million was classified as a current liability in the accompanying consolidated balance sheet.
Merger Costs Capitalized as a Cost of Acquisition
     In connection with the AOL-Historic TW Merger, the Company reviewed its operations and implemented several plans to restructure the operations of both companies. As of December 31, 2005, out of the original $1.031 billion charge, approximately $32 million of liabilities remained. During the first quarter of 2006, $5 million was paid against these liabilities and $1 million was recorded as a noncash reduction, which represents adjustments to the restructuring accrual, with a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.
     As of March 31, 2006, out of the remaining liability of $26 million, $5 million was classified as a current liability, with the remaining $21 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.
Restructuring Costs
2006 Restructuring Costs
     For the three months ended March 31, 2006, the Company incurred restructuring costs of approximately $23 million, including $6 million at the Cable segment, $12 million at the Publishing segment and $5 million at the Corporate segment. These charges primarily related to various employee terminations and the total number of employees terminated was 172. As of March 31, 2006, 158 employees had been terminated. During the first quarter of 2006, $2 million was paid against these liabilities.
     As of March 31, 2006, out of the remaining liability of $21 million, $15 million was classified as a current liability, with the remaining $6 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2009.
2005 Restructuring Costs
     During 2005, the Company incurred restructuring costs of approximately $116 million, including $17 million at the AOL segment, $34 million at the Cable segment, $33 million at the Filmed Entertainment segment, $4 million at the Networks segment and $28 million at the Publishing segment. These charges primarily related to various employee terminations and the total number of employees terminated was 1,333. As of March 31, 2006, all employees had been terminated. The termination costs occurred across each of the segments and ranged from senior executives to line personnel. In addition, in the first quarter of 2006, the Company incurred $3 million of additional restructuring charges ($2 million at the Filmed Entertainment segment and $1 million at the AOL segment) as a result of changes in estimates of previously established restructuring accruals.
     As of March 31, 2006, out of the remaining liability of $66 million, $45 million was classified as a current liability, with the remaining $21 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2011.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Selected information relating to the 2005 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
2005 accruals (a)	$109	$7	$116
Cash paid — 2005(b)	(23)	(2)	(25)

Remaining liability as of December 31, 2005	86	5	91
Additional accruals	3	—	3
Cash paid — 2006	(27)	(1)	(28)

Remaining liability as of March 31, 2006	$62	$4	$66

(a)	Of the $116 million charge, $17 million was incurred during the three months ended March 31, 2005.

(b)	Of the $25 million paid in 2005, no payments were made during the three months ended March 31, 2005.
2004 and Prior Restructuring Costs
     The Company incurred various restructuring charges prior to 2005 with remaining accruals totaling $34 million as of December 31, 2005 and $28 million as of March 31, 2006. During the first quarter of 2006, $6 million was paid against these liabilities and there were no noncash reductions during the first quarter of 2006. The first quarter of 2005 results included a $5 million net noncash reduction as a result of changes in estimates of previously established restructuring accruals that were no longer required at the AOL segment.
     As of March 31, 2006, out of the remaining liability of $28 million, $8 million was classified as a current liability, with the remaining $20 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.
12. SEGMENT INFORMATION
     Time Warner classifies its business interests into five reportable segments: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video, high-speed data and Digital Phone services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television and broadcast networks; and Publishing, consisting principally of magazine publishing.
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
Three Months Ended March 31, 2006

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,538	$392	$—	$51	$1,981
Cable	2,463	117	—	—	2,580
Filmed Entertainment	—	—	2,709	70	2,779
Networks	1,442	702	195	12	2,351
Publishing	372	583	20	151	1,126
Intersegment elimination	(148)	(33)	(168)	(13)	(362)

Total revenues	$5,667	$1,761	$2,756	$271	$10,455

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended March 31, 2005

	Subscription	Advertising	Content	Other	Total
	(millions)
	(recast)
Revenues
AOL	$1,774	$311	$—	$48	$2,133
Cable	2,127	119	—	—	2,246
Filmed Entertainment	—	3	2,951	60	3,014
Networks	1,334	681	253	7	2,275
Publishing	381	571	20	157	1,129
Intersegment elimination	(131)	(40)	(248)	(15)	(434)

Total revenues	$5,485	$1,645	$2,976	$257	$10,363

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

	Three Months Ended March 31,
	2006	2005
		(recast)
	(millions)
Intersegment Revenues(a)
AOL	$14	$6
Cable	7	10
Filmed Entertainment	155	242
Networks	171	158
Publishing	15	18

Total intersegment revenues	$362	$434

(a)	Intersegment revenues include intercompany Advertising revenues of $33 million and $39 million for the three months ended March 31, 2006 and 2005, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2006	2005
		(recast)
	(millions)
Operating Income before Depreciation and Amortization
AOL(a)	$444	$508
Cable	932	796
Filmed Entertainment	457	383
Networks	857	794
Publishing(b)	116	140
Corporate(c)	(126)	(119)
Intersegment elimination	8	(22)

Total Operating Income before Depreciation and Amortization	$2,688	$2,480

(a)	For the three months ended March 31, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the three months ended March 31, 2005, includes a $24 million noncash goodwill impairment charge related to AOLA and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.

(b)	For the three months ended March 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life which was previously fully reserved due to concerns about recoverability.

(c)	For the three months ended March 31, 2006, includes a $20 million gain on the sale of two aircraft and $29 million in net expenses related to securities litigation and government investigations. For the three months ended March 31, 2005, includes $6 million in net expenses related to securities litigation and government investigations.

	Three Months Ended March 31,
	2006	2005
		(recast)
	(millions)
Depreciation of Property, Plant and Equipment
AOL	$135	$147
Cable	411	376
Filmed Entertainment	34	30
Networks	66	55
Publishing	30	33
Corporate	13	9

Total depreciation of property, plant and equipment	$689	$650

	Three Months Ended March 31,
	2006	2005
		(recast)
	(millions)
Amortization of Intangible Assets
AOL	$40	$47
Cable	20	20
Filmed Entertainment	55	52
Networks	3	4
Publishing	15	25

Total amortization of intangible assets	$133	$148

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2006	2005
		(recast)
	(millions)
Operating Income
AOL(a)	$269	$314
Cable	501	400
Filmed Entertainment	368	301
Networks	788	735
Publishing(b)	71	82
Corporate(c)	(139)	(128)
Intersegment elimination	8	(22)

Total operating income	$1,866	$1,682

(a)	For the three months ended March 31, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the three months ended March 31, 2005, includes a $24 million noncash goodwill impairment charge related to AOLA and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.

(b)	For the three months ended March 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life which was previously fully reserved due to concerns about recoverability.

(c)	For the three months ended March 31, 2006, includes a $20 million gain on the sale of two aircraft and $29 million in net expenses related to securities litigation and government investigations. For the three months ended March 31, 2005, includes $6 million in net expenses related to securities litigation and government investigations.

	March 31,	December 31,
	2006	2005
		(recast)
	(millions)
Assets
AOL	$5,821	$5,846
Cable	43,710	43,702
Filmed Entertainment	17,409	17,796
Networks	34,508	34,425
Publishing	14,338	14,682
Corporate	3,996	6,340

Total assets	$119,782	$122,791

13. COMMITMENTS AND CONTINGENCIES
Securities Matters
Consolidated Securities Class Action
     As of May 1, 2006, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, AOL. These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under ERISA described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits brought by individual shareholders have also been filed, and the federal actions have been (or are in the process of being) transferred and/or consolidated for pretrial proceedings.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In July 2005, the Company reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court held a final approval hearing on February 22, 2006, and granted final approval of the settlement in a written opinion dated April 6, 2006. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In addition, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund, and Time Warner is using its best efforts to have the $300 million it previously paid in connection with the settlement of its SEC investigation, or at least a substantial portion thereof, transferred to the MSBI Settlement Fund.
Other Related Securities Litigation Matters
     As of May 1, 2006, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part and denied in part the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company filed an answer to the consolidated ERISA complaint on May 20, 2005. On January 17, 2006, plaintiffs filed a motion for class certification. On the same day, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims and therefore have no recoverable damages, as well as a motion for judgment on the pleadings on the basis that plaintiffs do not have standing to bring their claims. The parties have reached an agreement to resolve this matter, and have submitted their settlement agreement and associated documentation to the court for approval. A preliminary approval hearing was held on April 26, 2006 and the parties are now awaiting the court’s decision. At this time, there can be no assurance that the settlement will receive either preliminary or final court approval.
     As of May 1, 2006, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues and by failing to conduct adequate due diligence in connection with the AOL-Historic TW Merger, that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On September 16, 2005, plaintiffs in that action filed a motion for leave to file a second amended complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. On April 20, 2006, plaintiffs in the four lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County filed a new complaint in the U.S. District Court for the Southern District of New York. The parties to all of these actions have reached an agreement to resolve all remaining matters, and have submitted their settlement agreement and associated documentation to the federal district court in New York for approval. A preliminary approval hearing was held on April 26, 2006 and the parties are now awaiting the court’s decision. At this time, there can be no assurance that the settlement will receive either preliminary or final court approval.
     On July 1, 2003, Stichting Pensioenfonds ABP v. AOL Time Warner Inc. et al. was filed in the U.S. District Court for the Southern District of New York against the Company, current and former officers, directors and employees of the Company and Ernst & Young LLP. Plaintiff alleges that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 11, Section 12, Section 14(a) and Rule 14a-9 promulgated thereunder, Section 18 and Section 20(a) of the Exchange Act. The complaint also alleges common law fraud and negligent misrepresentation. The plaintiff seeks an unspecified amount of compensatory and punitive damages. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 16, 2004, plaintiff filed an amended complaint adding certain institutional defendants, including Historic TW, and certain current directors of the Company. On November 22, 2004, the Company filed a motion to dismiss the complaint. This lawsuit has been settled. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.
     In late 2005 and early 2006, additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action, and some have since filed lawsuits in various federal jurisdictions. As of May 1, 2006, these lawsuits included: DEKA Investment GMBH et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on December 30, 2005; Nw. Mut. Life Found., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Wisconsin on January 30, 2006; Cement Masons’ Pension Trust for N. Cal., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of California on January 30, 2006; 1199 SEIU Greater New York Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on January 30, 2006; Capstone Asset Management Co. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on January 30, 2006; Beaver County Ret. Bd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Pennsylvania on January 30, 2006; Carpenters’ Pension Fund of Ill. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court of the Northern District of Illinois on January 31, 2006; Teachers’ Ret. Sys. of the State of Ill. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Illinois on January 31, 2006; S. Cal. Lathing Indus. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Central District of California on January 31, 2006; Wayne County Emps.’ Ret. Sys. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on January 31, 2006; Carpenters Ret. Trust of Western Washington et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Washington on February 1, 2006; Alaska Elec. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Alaska on February 1, 2006; I.A.M. Nat’l Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 1, 2006; Municipal Employers’ Ret. Sys. of Mich. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; Charter Twp. of Clinton Police & Fire Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; United Food and Commercial Workers Union Local 880 — Retail Food Employers Joint Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Ohio on February 2, 2006; Vermont State Emps.’ Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Vermont

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on February 2, 2006; Nat’l Asbestos Workers Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Maryland on February 2, 2006; Nat’l Elevator Indus. Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Pennsylvania on February 3, 2006; Emps.’ Ret. Sys. of the State of Hawaii v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Hawaii on February 3, 2006; Laborers’ Nat’l Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Texas on February 3, 2006; Robeco Groep N.V. for Robeco N.V. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 3, 2006; Norges Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Hawaii Electricians’ Annuity Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 7, 2006; Frost Nat’l Bank et al. v. AOL Time Warner Inc. et al. filed in the U.S. District Court for the Southern District of Texas on February 7, 2006; Heavy & General Laborers’ Locals 472 & 172 Pension and Annuity Funds et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Jersey on February 8, 2006; B.S. Pension Fund Trustee Ltd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; CSS Board ABN 19415 776861 et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; Carpenters’ Pension Trust Fund of St. Louis v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Missouri on February 9, 2006; The West Virginia Laborers’ Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 9, 2006; Boilermakers Nat’l Health & Welfare Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Kansas on February 10, 2006; Plumbers & Pipefitters Local 152 Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of West Virginia on February 13, 2006; New Mexico Education et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Mexico on February 14, 2006; Hibernia Nat’l Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on February 16, 2006; and New England Health Care Employees Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Massachusetts on February 16, 2006. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above, and all of these cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings. Additional cases filed by opt-out shareholders in state courts are described below. The Company intends to defend against these lawsuits vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company will seek to have these additional cases included within the coordinated proceedings. The Company intends to defend against these lawsuits vigorously.
     On May 23, 2003, Treasurer of New Jersey v. AOL Time Warner Inc. et al., was filed in the Superior Court of New Jersey, Mercer County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney, Morgan Stanley, JP Morgan Chase and Banc of America Securities. The complaint is brought by the Treasurer of New Jersey and purports to be made on behalf of the State of New Jersey, Department of Treasury, Division of Investments (the “Division”) and certain funds administered by the Division. Plaintiff alleges that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of New Jersey state law for fraud and negligent misrepresentation. Plaintiffs seek an unspecified amount of damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. This lawsuit has been settled. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.
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
     On February 24, 2004, Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. v. Time Warner Inc. et al. was filed in the Court of Common Pleas of Philadelphia County naming as defendants the Company, certain current and former officers, directors and employees of the Company, AOL, Historic TW, Morgan Stanley & Co., Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, J.P. Morgan Chase & Co and Ernst & Young LLP. Plaintiffs had previously filed a request for a writ of summons notifying defendants of commencement of an action. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Pennsylvania law, breach of fiduciary duty and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. Plaintiffs dismissed the four investment banks from the complaint in exchange for a tolling agreement. The remaining parties have agreed to stay this action and to coordinate discovery proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Plaintiffs filed an amended complaint on June 14, 2005. The parties to this lawsuit have reached an understanding to settle this matter, subject to definitive documentation. The aggregate amount for which the Company has agreed to settle this as well as related lawsuits is described below.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, AOL and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. The parties have since reached an oral agreement to settle this dispute, and are in the process of preparing a written settlement agreement. The aggregate amount for which the Company has agreed to settle this as well as related lawsuits is described below. That agreement will be subject to preliminary and final approval by the district court; however, there can be no assurance that either preliminary or final approval will be granted.
     In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters described in this section that were pending against the Company, including the remaining individual shareholder suits (including suits brought by individual shareholders who decided to “opt-out” of the settlement in the primary securities class action), the derivative actions and the actions alleging violations of ERISA. Of this amount, through May 1, 2006, the Company has paid, or has agreed to pay, approximately $358 million, after considering probable insurance recoveries, to settle certain of these claims. As described above, the Company has been successful in reaching settlements with respect to certain of the securities actions brought by individual shareholders. The Company also has engaged in, or expects to engage in, mediation in an attempt to resolve the additional cases brought by shareholders who elected to “opt out” of the settlement in the consolidated securities action. Such mediation efforts have not been fruitful to date in certain of these matters, in which trials are possible and for which plaintiffs have claimed several billion dollars in aggregated damages. The Company intends to defend these lawsuits vigorously. It is possible that the ultimate amount paid to resolve these lawsuits may be greater than the remaining reserve.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The independent examiner has begun its review, which has been extended and is expected to be completed in the second quarter of 2006. At present, the Company is not aware of any conclusions yet reached by the independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
Other Matters
     Warner Bros. (South) Inc. (“WBS”), a wholly-owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Nederlands (“Warner Bros.”) in Brazil and acts as a service provider to the Warner Bros. home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of Sao Paulo, where WBS is based, have challenged this position. In some additional tax cases, WBS, often together with

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend all of these various tax cases vigorously, but is unable to predict the outcome of these suits.
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. This case has been consolidated for discovery purposes with the “Superboy” litigation described immediately below. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.
     On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims on December 21, 2004, to which plaintiffs replied on January 7, 2005. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the Court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s “Smallville” television series may infringe on plaintiffs’ rights to the Superboy character. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.
     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. On March 10, 2006, the court denied defendants’ motion to dismiss. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously, but is unable to predict the outcome of these suits.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company has opposed. This lawsuit has been settled on terms that are not material to the Company. The court granted preliminary approval of the class settlement on October 25, 2005 and has scheduled a final approval hearing for May 19, 2006.
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
     In the normal course of business, the Company’s tax returns are subject to examination by various domestic and foreign taxing authorities. Such examinations may result in future tax and interest assessments on the Company. In instances where the Company believes that it is probable that it will be assessed and the amount will ultimately be paid under the assessment is reasonably estimatable, it has accrued a liability. The Company does not believe that these liabilities are material, individually or in the aggregate, to its financial condition or liquidity. Similarly, the Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows:

	Three Months Ended March 31,
	2006	2005
	(millions)
Cash payments made for interest	$(305)	$(313)
Interest income received	45	45

Cash interest payments, net	$(260)	$(268)

Cash payments made for income taxes	$(76)	$(82)
Income tax refunds received	16	13

Cash tax payments, net	$(60)	$(69)

     The consolidated statement of cash flows does not reflect an approximate $115 million capital expenditure included in other current liabilities, as this amount had not been paid as of March 31, 2006.
     The consolidated statement of cash flows reflects approximately $109 million of common stock repurchases that were included in other current liabilities at December 31, 2005 but were not paid until the first quarter of 2006. Additionally, the consolidated statement of cash flows does not reflect an approximate $246 million of common stock repurchases included in other current liabilities, as this amount had not been paid as of March 31, 2006.
Interest Expense, Net
     Interest expense, net, consists of:

	Three Months Ended March 31,
	2006	2005
	(millions)
Interest income	$93	$74
Interest expense	(392)	(420)

Total interest expense, net	$(299)	$(346)

Other Income, Net
     Other income, net, consists of:

	Three Months Ended March 31,
	2006	2005
	(millions)
Investment gains, net	$295	$23
Net gain on WMG option	—	80
Income on equity method investees	22	11
Losses on accounts receivable securitization programs	(13)	(7)
Other	14	4

Total other income, net	$318	$111

Other Current Liabilities
     Other current liabilities consist of:

	March 31,	December 31,
	2006	2005
		(recast)
	(millions)
Accrued expenses	$4,199	$4,515
Accrued compensation	820	1,316
Accrued income taxes	177	157

Total other current liabilities	$5,196	$5,988

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
(Unaudited)
     AOL LLC (“AOL”), Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with AOL, Historic TW and TW Companies, the “Guarantor Subsidiaries”) are wholly-owned subsidiaries of Time Warner Inc. (“Time Warner”). Time Warner, AOL, Historic TW, TW Companies and TBS have fully and unconditionally, jointly and severally, and directly or indirectly, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company’s public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) AOL, Historic TW, TW Companies and TBS (in each case, the financial information of the guarantor companies (i.e. AOL, Historic TW, TW Companies and TBS) reflect the legal entity guarantor on a detail basis and their non-guarantor consolidated subsidiaries using the single line equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of Time Warner and (iii) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. There are no restrictions on the Company’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner.
     The 2005 condensed consolidating financial statements have been recast so that the basis of presentation is consistent with that of 2006. Specifically, the amounts have been recast for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), a change in accounting principle for recognizing programming inventory costs at HBO and certain discontinued operations.
Consolidating Statement of Operations
For The Three Months Ended March 31, 2006

								Time
	Time		Historic	TW		Non-Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$1,278	$—	$—	$282	$8,933	$(38)	$10,455

Costs of revenues	—	(597)	—	—	(99)	(5,157)	34	(5,819)
Selling, general and administrative	(32)	(435)	(11)	(5)	(55)	(2,065)	3	(2,600)
Amortization of intangible assets	—	(5)	—	—	—	(128)	—	(133)
Amounts related to securities litigation and government investigations	(29)	—	—	—	—	—	—	(29)
Merger-related and restructuring costs	(5)	(1)	—	—	—	(24)	—	(30)

Asset impairments	—	—	—	—	—	—	—	—
Gains on disposal of assets, net	20	2	—	—	—	—	—	22

Operating income (loss)	(46)	242	(11)	(5)	128	1,559	(1)	1,866
Equity in pretax income (loss) of consolidated subsidiaries	1,978	11	1,754	1,503	423	—	(5,669)	—

Interest income (expense), net	(124)	(1)	(28)	(243)	(6)	103	—	(299)

Other income (expense), net	(2)	14	(2)	22	49	399	(162)	318

Minority interest expense, net	—	—	—	—	—	(79)	—	(79)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	1,806	266	1,713	1,277	594	1,982	(5,832)	1,806
Income tax benefit (provision)	(608)	(102)	(572)	(403)	(230)	(675)	1,982	(608)

Income (loss) before discontinued operations and cumulative effect of accounting change	1,198	164	1,141	874	364	1,307	(3,850)	1,198
Discontinued operations, net of tax	232	—	232	231	1	231	(695)	232

Income (loss) before cumulative effect of accounting change	1,430	164	1,373	1,105	365	1,538	(4,545)	1,430
Cumulative effect of accounting change, net of tax	25	—	—	—	—	—	—	25

Net income (loss)	$1,455	$164	$1,373	$1,105	$365	$1,538	$(4,545)	$1,455

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2005

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(recast, millions)
Revenues	$—	$1,422	$—	$—	$261	$8,710	$(30)	$10,363

Costs of revenues	—	(656)	—	—	(98)	(5,186)	26	(5,914)
Selling, general and administrative	(22)	(485)	(11)	(5)	(48)	(2,024)	8	(2,587)
Amortization of intangible assets	—	(8)	—	—	—	(140)	—	(148)
Amounts related to securities litigation and government investigations	(6)	—	—	—	—	—	—	(6)
Merger-related and restructuring costs	—	7	—	—	—	(19)	—	(12)
Asset impairments	—	—	—	—	—	(24)	—	(24)
Gains (losses) on disposal of assets, net	—	(2)	—	—	1	11	—	10

Operating income (loss)	(28)	278	(11)	(5)	116	1,328	4	1,682
Equity in pretax income (loss) of consolidated subsidiaries	1,541	7	1,203	1,014	351	—	(4,116)	—
Interest income (expense), net	(132)	(5)	(22)	(171)	(19)	3	—	(346)
Other income (expense), net	12	8	80	—	41	103	(133)	111
Minority interest expense, net	—	—	—	—	—	(54)	—	(54)

Income (loss) before income taxes and discontinued operations	1,393	288	1,250	838	489	1,380	(4,245)	1,393
Income tax benefit (provision)	(485)	(75)	(466)	(301)	(196)	(516)	1,554	(485)

Income (loss) before discontinued operations	908	213	784	537	293	864	(2,691)	908
Discontinued operations, net of tax	7	—	7	6	—	7	(20)	7

Net income (loss)	$915	$213	$791	$543	$293	$871	$(2,711)	$915

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
March 31, 2006

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$1,821	$16	$—	$25	$32	$401	$—	$2,295
Receivables, net	86	265	—	—	1	5,061	—	5,413
Inventories	—	1	—	—	—	2,133	—	2,134
Prepaid expenses and other current assets	77	75	23	—	13	792	—	980

Total current assets	1,984	357	23	25	46	8,387	—	10,822
Noncurrent inventories and film costs	—	—	—	—	—	4,678	—	4,678
Investments in amounts due to and from consolidated subsidiaries	83,808	1,806	77,826	65,263	17,671	—	(246,374)	—
Investments, including available-for-sale securities	24	194	299	—	522	4,400	(1,865)	3,574
Property, plant and equipment, net	506	885	—	—	179	12,365	—	13,935
Intangible assets subject to amortization, net	—	22	—	—	—	4,636	—	4,658
Intangible assets not subject to amortization	—	—	—	—	641	37,784	—	38,425
Goodwill	—	1,492	—	—	2,651	36,238	—	40,381
Other assets	104	201	635	—	22	2,115	—	3,077
Noncurrent assets of discontinued operations	—	—	—	—	—	232	—	232

Total assets	$86,426	$4,957	$78,783	$65,288	$21,732	$110,835	$(248,239)	$119,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6	$73	$—	$—	$10	$1,164	$—	$1,253
Participations payable	—	—	—	—	—	2,443	—	2,443
Royalties and programming costs payable	—	6	—	—	3	927	—	936
Deferred revenue	—	303	—	—	—	1,355	—	1,658
Debt due within one year	—	57	—	2	3	22	—	84
Other current liabilities	1,310	1,122	87	82	52	2,628	(85)	5,196
Current liabilities of discontinued operations	—	—	—	—	—	66	—	66

Total current liabilities	1,316	1,561	87	84	68	8,605	(85)	11,636
Long-term debt	8,972	109	1,491	4,724	332	4,403	—	20,031
Debt due (from) to affiliates	(960)	—	—	—	—	960	—	—
Deferred income taxes	13,815	791	13,024	11,617	1,487	13,104	(40,023)	13,815
Deferred revenue	—	—	—	—	—	637	—	637
Other liabilities	762	46	1,276	374	282	4,059	(1,460)	5,339
Noncurrent liabilities of discontinued operations	—	—	—	—	—	7	—	7
Minority interests	—	—	—	—	—	7,134	(1,338)	5,796
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(3,507)	(5,907)	(7,401)	(3,493)	(15,849)	36,157	—
Other shareholders’ equity	62,521	5,957	68,812	55,890	23,056	87,775	(241,490)	62,521

Total shareholders’ equity	62,521	2,450	62,905	48,489	19,563	71,926	(205,333)	62,521

Total liabilities and shareholders’ equity	$86,426	$4,957	$78,783	$65,288	$21,732	$110,835	$(248,239)	$119,782

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
December 31, 2005

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(recast, millions)
ASSETS
Current assets
Cash and equivalents	$3,798	$19	$—	$59	$36	$308	$—	$4,220
Receivables, net	291	221	—	—	1	6,033	—	6,546
Inventories	—	1	—	—	1	2,039	—	2,041
Prepaid expenses and other current assets	121	93	22	—	13	636	7	892
Current assets of discontinued operations	—	—	—	—	—	351	—	351

Total current assets	4,210	334	22	59	51	9,367	7	14,050
Noncurrent inventories and film costs	—	—	—	—	—	4,645	—	4,645
Investments in amounts due to and from consolidated subsidiaries	83,428	1,669	79,629	67,117	17,566	—	(249,409)	—
Investments, including available-for-sale securities	27	161	284	—	475	4,334	(1,763)	3,518
Property, plant and equipment, net	513	908	—	—	175	12,068	—	13,664
Intangible assets subject to amortization, net	—	13	—	—	—	3,479	—	3,492
Intangible assets not subject to amortization	—	—	—	—	641	39,044	—	39,685
Goodwill	—	1,492	—	—	2,625	36,117	—	40,234
Other assets	89	227	659	—	22	2,123	—	3,120
Noncurrent assets of discontinued operations	—	—	—	—	—	383	—	383

Total assets	$88,267	$4,804	$80,594	$67,176	$21,555	$111,560	$(251,165)	$122,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5	$61	$—	$—	$18	$1,251	$—	$1,335
Participations payable	—	—	—	—	—	2,401	—	2,401
Royalties and programming costs payable	—	26	—	—	4	958	—	988
Deferred revenue	—	296	—	—	—	1,177	—	1,473
Debt due within one year	—	67	—	4	3	18	—	92
Other current liabilities	1,244	724	58	150	7	3,889	(84)	5,988
Current liabilities of discontinued operations	—	—	—	—	—	230	—	230

Total current liabilities	1,249	1,174	58	154	32	9,924	(84)	12,507
Long-term debt	8,971	110	1,489	4,729	333	4,606	—	20,238
Debt due (from) to affiliates	(942)	—	—	—	—	942	—	—
Deferred income taxes	13,063	451	14,818	13,425	1,472	14,898	(45,064)	13,063
Deferred revenue	—	—	—	—	—	681	—	681
Other liabilities	756	52	1,253	370	271	4,120	(1,452)	5,370
Noncurrent liabilities of discontinued operations	—	—	—	—	—	15	—	15
Minority interests	—	—	—	—	—	7,085	(1,338)	5,747
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(2,746)	(4,297)	(6,137)	(3,227)	(16,777)	33,184	—
Other shareholders’ equity	65,170	5,763	67,273	54,635	22,674	86,066	(236,411)	65,170

Total shareholders’ equity	65,170	3,017	62,976	48,498	19,447	69,289	(203,227)	65,170

Total liabilities and shareholders’ equity	$88,267	$4,804	$80,594	$67,176	$21,555	$111,560	$(251,165)	$122,791

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2006

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income (loss)	$1,455	$164	$1,373	$1,105	$365	$1,538	$(4,545)	$1,455
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	—	—	—	—	—	—	(25)
Depreciation and amortization	12	118	—	—	13	679	—	822
Amortization of film costs	—	—	—	—	—	822	—	822
Asset impairments	—	—	—	—	—	—	—	—
Loss (gain) on investments and other assets, net	2	(3)	—	—	—	(308)	—	(309)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,978)	(11)	(1,754)	(1,503)	(423)	—	5,669	—
Equity in (income) losses of investee companies, net of cash distributions	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	108	13	—	—	14	62	(89)	108
Amounts related to securities litigation and government investigations	5	—	—	—	—	—	—	5
Changes in operating assets and liabilities, net of acquisitions	2,321	18	1,991	1,802	316	(694)	(6,064)	(310)
Adjustments relating to discontinued operations	—	—	—	—	—	(226)	—	(226)

Cash provided (used) by operations	1,900	299	1,610	1,404	285	1,861	(5,029)	2,330
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(12)	—	—	(4)	(110)	—	(126)
Advances to parents and consolidated subsidiaries	—	(99)	—	(173)	—	—	272	—
Capital expenditures and product development costs	(8)	(58)	—	—	(20)	(695)	—	(781)
Investment proceeds from available-for-sale securities	—	3	—	—	—	1	—	4
Other investment proceeds	—	3	—	—	—	804	—	807

Cash provided (used) by investing activities	(8)	(163)	—	(173)	(24)	—	272	(96)
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1	—	1
Debt repayments	—	—	—	—	—	(226)	—	(226)
Change due to/from parent	18	(119)	(1,610)	(1,265)	(264)	(1,517)	4,757	—
Proceeds from exercise of stock options	242	—	—	—	—	—	—	242
Excess tax benefit on stock options	32	—	—	—	—	—	—	32
Principal payments on capital leases	—	(20)	—	—	(1)	(2)	—	(23)
Repurchases of common stock	(3,936)	—	—	—	—	—	—	(3,936)
Dividends paid	(225)	—	—	—	—	—	—	(225)
Other	—	—	—	—	—	(24)	—	(24)

Cash provided (used) by financing activities	(3,869)	(139)	(1,610)	(1,265)	(265)	(1,768)	4,757	(4,159)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,977)	(3)	—	(34)	(4)	93	—	(1,925)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,798	19	—	59	36	308	—	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$1,821	$16	$—	$25	$32	$401	$—	$2,295

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2005

						Non-		Time
	Time		Historic	TW		Guarantor		Warner
	Warner	AOL	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
				(recast, millions)
OPERATIONS
Net income (loss)	$915	$213	$791	$543	$293	$871	$(2,711)	$915
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	135	—	—	7	646	—	798
Amortization of film costs	—	—	—	—	—	911	—	911
Asset impairments	—	—	—	—	—	24	—	24
Gain on investments and other assets, net	—	(2)	—	—	—	(30)	—	(32)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,542)	(7)	(1,203)	(1,014)	(351)	—	4,117	—
Equity in (income) losses of investee companies, net of cash distributions	—	(2)	—	—	(1)	(4)	—	(7)
Equity-based compensation	134	11	—	—	22	114	(147)	134
Amounts related to securities litigation and government investigations	(300)	—	—	—	—	—	—	(300)
Changes in operating assets and liabilities, net of acquisitions	1,660	(44)	1,353	875	254	(343)	(4,380)	(625)
Adjustments relating to discontinued operations	—	—	—	—	—	14	—	14

Cash provided (used) by operations	877	304	941	404	224	2,203	(3,121)	1,832
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(1)	—	—	7	(230)	—	(224)
Advances to parents and consolidated subsidiaries	(28)	—	—	—	(42)	—	70	—
Capital expenditures and product development costs	(23)	(82)	—	—	(18)	(527)	—	(650)
Capital expenditures from discontinued operations	—	—	—	—	—	(1)	—	(1)
Investment proceeds from available-for-sale securities	—	—	—	—	—	13	—	13
Other investment proceeds	—	2	—	—	—	71	—	73

Cash provided (used) by investing activities	(51)	(81)	—	—	(53)	(674)	70	(789)
FINANCING ACTIVITIES
Debt repayments	—	—	—	—	—	(247)	—	(247)
Change due to/from parent	(27)	(186)	(942)	(436)	(169)	(1,291)	3,051	—
Proceeds from exercise of stock options	99	—	—	—	—	—	—	99
Excess tax benefit on stock options	22	—	—	—	—	—	—	22
Principal payments on capital leases	—	(34)	—	—	—	(3)	—	(37)
Other	(7)	—	—	—	—	—	—	(7)

Cash provided (used) by financing activities	87	(220)	(942)	(436)	(169)	(1,541)	3,051	(170)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	913	3	(1)	(32)	2	(12)	—	873

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,568	12	(1)	84	(15)	491	—	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$6,481	$15	$(2)	$52	$(13)	$479	$—	$7,012

Part II. Other Information
Item 1. Legal Proceedings
Securities Matters
     Consolidated Securities Class Action
     Reference is made to the shareholder class action lawsuits described on pages 60-61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). On February 22, 2006, the court held a final approval hearing for the settlement of the consolidated securities actions between the Company and the lead plaintiff, the Minnesota State Board of Investment, and granted final approval of the settlement in a written opinion dated April 6, 2006.
     Other Related Securities Litigation Matters
     Reference is made to the shareholder derivative, ERISA and individual securities matters described on pages 61-66 of the 2005 Form 10-K. As previously disclosed, during the second quarter of 2005, the Company established a reserve totaling $600 million in connection with these related securities litigation matters. Of this $600 million reserve, through May 1, 2006, the Company has paid, or has agreed to pay, approximately $358 million, after considering probable insurance recoveries, to settle certain of these claims. In addition, the Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described on pages 60-66 of the 2005 Form 10-K (other than the actions alleging violations of ERISA described on page 61 of the 2005 Form 10-K). As a result of this agreement, in the fourth quarter of 2005, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which were collected in the first quarter of 2006.
     Reference is made to the consolidated ERISA class action lawsuits described on page 61 of the 2005 Form 10-K. The parties have reached an agreement to resolve this matter and have submitted their settlement agreement and associated documentation to the court for approval. A preliminary approval hearing was held on April 26, 2006 and the parties are now awaiting the court’s decision. At this time, there can be no assurance that the settlement will receive either preliminary or final approval.
     Reference is made to the shareholder derivative lawsuits described on pages 61-62 of the 2005 Form 10-K. On April 20, 2006, the plaintiffs in the four lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County filed a new complaint in the U.S. District Court for the Southern District of New York. The parties to all of the shareholder derivative lawsuits have reached an agreement to resolve all remaining matters and have submitted their settlement agreement and associated documentation to the federal district court in New York for approval. A preliminary approval hearing was held on April 26, 2006 and the parties are now awaiting the court’s decision. At this time, there can be no assurance that the settlement will receive either preliminary or final court approval.
     Reference is made to the lawsuit filed by Stichting Pensioenfonds ABP described on page 62 of the 2005 Form 10-K. This lawsuit has been settled. The aggregate amount for which the Company has settled this as well as related lawsuits is described above.
     Reference is made to the lawsuits described on pages 62-63 of the 2005 Form 10-K filed by shareholders who determined to “opt-out” of the settlement reached in the consolidated federal securities class action. An additional lawsuit, Plumbers & Pipefitters Local 152 Pension Fund et al. v. AOL Time Warner Inc. et al., was filed in the U.S. District Court for the Northern District of West Virginia on February 13, 2006. This lawsuit and the other lawsuits described on pages 62-63 of the 2005 Form 10-K have been transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial hearings.
     Reference is made to the lawsuit filed by the Treasurer of New Jersey described on page 64 of the 2005 Form 10-K. This lawsuit has been settled. The aggregate amount for which the Company has settled this as well as related lawsuits is described above.
     Reference is made to the lawsuit filed by the Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. described on page 65 of the 2005 Form 10-K. The parties to this lawsuit have reached an understanding to settle this matter, subject to definitive documentation. The aggregate amount for which the Company has agreed to settle this as well as related lawsuits is described above.

Other Matters
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. This case has been consolidated for discovery purposes with the “Superboy” litigation described immediately below. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.
     On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims on December 21, 2004, to which plaintiffs replied on January 7, 2005. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the Court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s “Smallville” television series may infringe on plaintiffs’ rights to the Superboy character. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.
     Reference is made to the lawsuit filed by Hallissey et al. described on pages 68-69 of the 2005 Form 10-K. On March 10, 2006, the court denied the defendants’ motion to dismiss. A related case filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the Fair Labor Standards Act had been stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated.
     Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere et al. described on page 69 of the 2005 Form 10-K. The court has scheduled a final settlement approval hearing for May 19, 2006.
Item 1A. Risk Factors.
     As discussed above, on March 24, 2006, AOL and Google Inc. entered into definitive agreements related to their expanded alliance. The following risk factor, which was included on page 46 in the 2005 Form 10-K, has been updated in conjunction with entering into such agreements.
     If the Company’s AOL business is unable to acquire or offer compelling search functionality, content, features, services, applications and tools at reasonable costs, the size or value of its audience may not increase as anticipated, which could adversely affect its subscription and advertising revenue. AOL believes that it must offer compelling and differentiated search functionality, content, features, services, applications and tools to attract and retain subscribers and to attract Internet users to, and generate increased activity on, the AOL Network. AOL also anticipates that subscribers and Internet users may demand an escalating quality of offerings. If AOL is unable to provide offerings that are compelling to subscribers and Internet users, the size and value of AOL’s audience may be adversely affected. With respect to search functionality, AOL has agreed to use Google’s algorithmic search and sponsored links on an exclusive basis through December 20, 2010. Although AOL retains the ability to differentiate its search product from Google and other providers, competing search technologies may grow in popularity, and the exclusivity in certain circumstances may limit AOL’s flexibility to change providers of these products in the future. With respect to content, although AOL has access to certain content provided by the Company’s other businesses, it also may be required to make substantial payments to third parties from whom it licenses such content, and costs for such content may continue to increase as a result of competition or for other reasons. Further, many of AOL’s content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. If AOL is unable to acquire or develop compelling content at reasonable prices or if other companies broadcast content that is similar to or the same as that provided by AOL, the size and value of AOL’s audience may be adversely affected. If the size and value of AOL’s audience does not grow significantly, AOL’s subscription and advertising revenue could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended March 31, 2006 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)
January 1, 2006 —January 31, 2006	41,739,863	$17.42	41,737,200	$17,024,716,695
February 1, 2006 —February 28, 2006	81,637,017	$17.95	81,413,800	$15,563,510,011
March 1, 2006 —March 31, 2006	109,928,526	$17.12	109,916,496	$13,682,169,903

Total	233,305,406	$17.46	233,067,496

(1)	The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the publicly announced stock repurchase program described in footnote (3) below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 2,663 shares, 223,217 shares and 12,030 shares, respectively, for the months of January, February and March.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)	On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period. On November 2, 2005, the Company announced that its Board of Directors had authorized the increase of the amount that may be repurchased under the Company’s publicly announced stock repurchase program to an aggregate of up to $12.5 billion of Common Stock. In addition, on February 17, 2006, the Company announced that it would increase its stock repurchase program and extend the program’s ending date. Under the extended program, the Company has authority to repurchase up to an aggregate of $20 billion of Common Stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future.

(4)	The approximate dollar value of shares that may yet be purchased under the stock repurchase program reflects the increase from $12.5 billion to $20 billion announced on February 17, 2006 as though the increase had occurred prior to January 1, 2006.
Item 5. Other Information.
     On April 27, 2006, the Board of Directors of the Company approved certain changes to the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors and to the form of agreement used for stock option grants to non-employee directors. The changes, which will apply to awards made after the date of approval, were made to include specific provisions addressing the treatment of restricted stock or restricted stock units and stock options granted to non-employee directors in the event a non-employee director receives more “withhold” votes than “for” votes in an uncontested election of directors and, pursuant to recently-adopted provisions of the Company’s By-laws, such director submits an offer to resign, which is accepted by the Board. For a non-employee director leaving the Board under these circumstances, awards of restricted stock units, restricted stock and stock options will vest at the date the individual ceases to serve as a director and, for stock options, the individual will have three years to exercise vested options, which is consistent with the treatment that would apply if a non-employee director is not re-elected by the stockholders.

Item 6. Exhibits
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

TIME WARNER INC. (Registrant)
Date: May 3, 2006	/s/ Wayne H. Pace
Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
10.1	Statement of Amendments to the Time Warner Inc. 2003 Stock Incentive Plan approved March 22, 2006.

10.2	Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through April 27, 2006.

10.3	Form of Non-Qualified Stock Option Agreement, Directors Version 5 (for awards of stock options to non-employee directors under the Time Warner Inc. 1999 Stock Plan).

10.4	$500 Million Three-Year Term Loan Credit Agreement, dated as of April 13, 2006, among TW AOL Holdings Inc., AOL Holdings LLC, AOL LLC, the Lenders from time to time party thereto, and BNP Paribas and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Co-Administrative Agents.

18.1	Letter regarding change in accounting principle from Ernst & Young LLP, dated May 3, 2006, to the Board of Directors of Time Warner Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.