Form 10-Q
period 2006-06-30
TIME WARNER INC
filed 2006-08-02
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of July 28, 2006
Common Stock – $.01 par value Series LMCN-V Common Stock – $.01 par value	3,974,314,335 92,645,036

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	37
Consolidated Balance Sheet at June 30, 2006 and December 31, 2005	38
Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2006 and 2005	39
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2006 and 2005	40
Consolidated Statement of Shareholders’ Equity	41
Notes to Consolidated Financial Statements	42

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	73
Item 1A. Risk Factors	74
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 4. Submission of Matters to a Vote of Security Holders	77
Item 5. Other Information	78
Item 6. Exhibits	78
EX-10.2 AMENDMENT NO.2 TO ASSET PURCHASE AGREEMENT
EX-10.3 AMENDMENT NO.3 TO ASSET PURCHASE AGREEMENT
EX-10.4 LETTER AGREEMENT DATED AS OF JUNE 21, 2006
EX-10.5 LETTER AGREEMENT DATED AS OF JUNE 21, 2006
EX-10.6 AMENDMENT NO.4 TO ASSET PURCHASE AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF PEO
EX-31.2 SECTION 302 CERTIFICATION OF PFO
EX-32 SECTION 906 CERTIFICATION OF PEO/PFO

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:
•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2006. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2006 and cash flows for the six months ended June 30, 2006.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”) for a discussion of the risk factors applicable to the Company and to Item 1A of this report for an update to such risk factors.
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2005 financial information has been recast so that the basis of presentation is consistent with that of 2006. Specifically, the amounts have been recast for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), a change in accounting principle for recognizing programming inventory costs at HBO and certain discontinued operations.
Use of Operating Income (Loss) before Depreciation and Amortization
     The Company utilizes Operating Income (Loss) before Depreciation and Amortization, among other measures, to evaluate the performance of its businesses. Operating Income (Loss) before Depreciation and Amortization is considered an important indicator of the operational strength of the Company’s businesses. Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.
     Operating Income (Loss) before Depreciation and Amortization should be considered in addition to, not as a substitute for, the Company’s Operating Income (Loss) and Net Income (Loss), as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”). A reconciliation of Operating Income (Loss) before Depreciation and Amortization to both Operating Income (Loss) and Net Income (Loss) is presented under “Results of Operations.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films, including the Harry Potter series, The Lord of the Rings trilogy, Superman Returns and Wedding Crashers, as well as television programs, including ER, Two and a Half Men, Cold Case and Without a Trace. During the six months ended June 30, 2006, the Company generated revenues of $21.219 billion (up 1% from $20.948 billion in 2005), Operating Income before Depreciation and Amortization of $5.323 billion (up 170% from $1.974 billion in 2005), Operating Income of $3.670 billion (up 895% from $369 million in 2005), Net Income of $2.462 billion (up 387% from $506 million in 2005) and Cash Provided by Operations of $4.157 billion (up 21% from $3.432 billion in 2005). The 2005 results reflect the effects of a $3 billion pretax charge related to securities litigation as discussed further in “Recent Developments.”
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. AOL LLC (together with its subsidiaries, “AOL”) operates a leading network of web brands and the largest Internet access subscription service in the United States. At June 30, 2006, AOL had 23.3 million total AOL brand subscribers in the U.S. and Europe. AOL reported total revenues of $4.027 billion (19% of the Company’s overall revenues), $949 million in Operating Income before Depreciation and Amortization and $597 million in Operating Income for the six months ended June 30, 2006.
     Historically, AOL’s primary product offering has been an online subscription service that includes dial-up Internet access, and this product generates the substantial majority of AOL’s revenues. AOL has experienced significant declines in the number of its U.S. subscribers, due primarily to the industry-wide decline of the premium dial-up ISP business and growth in the broadband Internet access business. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. AOL’s Advertising revenues, in large part, are generated from the traffic to and usage of the AOL service by AOL’s subscribers and, therefore, the decline in subscribers could also have an adverse impact on AOL’s Advertising revenues.
     Over the past few years, AOL has adopted a strategy designed to address these trends and navigate a transition from a business that relied heavily on subscription revenue from dial-up customers to one that could attract more Internet users and take advantage of the growth in online advertising. A key part of AOL’s strategy was to make much of its content available for free as part of the 2005 re-launch of the publicly available version of the AOL.com web portal. With the increasing growth in the broadband Internet access market, AOL is implementing the next phase of its strategy, as approved by Time Warner’s Board of Directors on July 27, 2006, which is designed to accelerate AOL’s transition to a global web services business, which is primarily an advertising-supported business. Pursuant to this phase, AOL plans to emphasize growing its global web services business and managing its access services business, as announced by the Company on August 2, 2006. A goal of AOL’s strategy is to maintain and expand relationships with current and former AOL subscribers, whether they continue to purchase the dial-up Internet access subscription service or not. Another component of the strategy is to permit access to most of the AOL services, including use of the AOL client software and an AOL e-mail account, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person will be able to access and use most of the AOL services for free.
     Some of the other components of this strategy in connection with the global web services business, several of which are in place today in AOL’s existing Audience business, include the following:
•	providing advertising services, including display advertising (primarily on AOL’s network of interactive properties and services), paid-search advertising (primarily through AOL’s strategic alliance with Google), and other advertising run on third-party networks of web publishers (primarily through Advertising.com);

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
•	providing premium services, including a variety of online safety and security products, digital media (music and video), educational content and services, and related Internet services on a free or subscription basis, to be determined on a case-by-case basis;

•	providing software for mobile devices that will further the distribution of AOL products and services; and

•	attracting new, highly-engaged users to AOL’s interactive properties, including AIM, AOL.com, Netscape.com, MapQuest and Moviefone, by
	o	entering into distribution arrangements with third-party high-speed Internet access providers, such as telephone and cable companies; and

	o	offering compelling content, features and tools, including the AOL client software, which will generally be made available to all Internet users for free.
     Consistent with its strategy, AOL is pursuing alternatives with respect to its AOL Europe businesses, including the potential sale of its European access services businesses and the expansion of its global web services business in Europe. Divestiture plans are currently being developed, and it is anticipated that such transactions would be entered into beginning in the second half of 2006 and close within one year thereafter.
     The access services business will continue to serve the market for dial-up Internet access, which AOL believes will continue to exist for the foreseeable future, by providing dial-up connectivity to the Internet and customer service for those subscribers. The access services business will also, to a lesser extent, continue to serve the market for broadband Internet access through agreements with high-speed Internet access providers. AOL will continue to provide customer service for these subscribers and charge monthly subscription fees; however, AOL will substantially reduce its marketing and customer service efforts previously aimed at attracting and retaining dial-up subscribers to the AOL service.
     In connection with its strategy, AOL expects to reduce costs, beginning in the third quarter of 2006, from marketing activities in support of the access services business and customer service activities, as well as by restructuring and streamlining certain general and administrative functions. With the proactive reduction in subscriber acquisition costs, AOL expects acceleration in the rate of the decline in its subscribers and related Subscription revenues. In addition, dial-up network costs are anticipated to continue to decrease as subscribers decline.
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S. (in terms of basic cable subscribers). At June 30, 2006, TWC managed approximately 11.057 million basic cable subscribers (including approximately 1.579 million subscribers of unconsolidated investees), in highly clustered and technologically upgraded systems in 27 states. TWC delivered revenues of $5.301 billion (25% of the Company’s overall revenues), $1.965 billion of Operating Income before Depreciation and Amortization and $1.096 billion in Operating Income for the six months ended June 30, 2006. As part of the strategy to expand TWC’s cable footprint and improve the clustering of its cable systems, on July 31, 2006, TWC acquired, in conjunction with Comcast Corporation (“Comcast”), substantially all of the assets of Adelphia Communications Corporation (“Adelphia”) and exchanged certain cable systems with Comcast. Refer to “Recent Developments” for further details.
     TWC principally offers three products — video, high-speed data and voice. Video is TWC’s largest product in terms of revenues generated; however, the potential growth of its customer base within TWC’s existing footprint for video cable service is limited, as the customer base has matured and industry-wide competition has increased. Nevertheless, TWC is continuing to increase its video revenues through its offerings of advanced digital video services such as Video-on-Demand (VOD), Subscription-Video-on-Demand (SVOD) and Digital Video Recorders (DVRs), which are available throughout TWC’s footprint, as well as through rate increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for these advanced services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase reflecting contractual rate increases, subscriber growth and the expansion of service offerings.
     High-speed data service has been one of TWC’s fastest-growing products over the past several years and is a key driver of its results. TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenue could be impacted by intensified competition from other service providers and by the continued increase in penetration of the high-speed data market.
     TWC’s voice product, Digital Phone, is available to nearly 90% of TWC’s homes passed, and approximately 1.6 million subscribers (including 203,000 subscribers of unconsolidated investees) received the service as of June 30, 2006. For a monthly

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
fixed fee, Digital Phone customers typically receive unlimited local, in-state and U.S., Canada and Puerto Rico long-distance calling, as well as call waiting, caller ID and enhanced “911” services. TWC is currently deploying an unlimited in-state calling plan throughout its footprint and, in the future, intends to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC to offer its customers a convenient package of video, high-speed data and voice services and to compete effectively against similar bundled products available from its competitors. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future.
     In addition to the subscription services, TWC also earns revenue by selling advertising time to national, regional and local businesses.
     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $5.142 billion (22% of the Company’s overall revenues), $686 million in Operating Income before Depreciation and Amortization and $509 million in Operating Income for the six months ended June 30, 2006.
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
     Warner Bros. continues to develop its industry-leading television business, including the successful releases of television series into the home video market. For the 2005-2006 television season, Warner Bros. had more current prime-time productions on the air than any other studio, with prime-time series on all six broadcast networks (including Two and a Half Men, ER, Without a Trace, The O.C., Cold Case and Smallville). For the 2006-2007 television season, Warner Bros. anticipates having approximately 25 prime-time series on the fall schedule, more than any other studio.
     The sale of DVDs has been one of the largest drivers of the segment’s profit growth over the last few years and Warner Bros.’ extensive library of theatrical and television titles positions it to continue to benefit from DVD sales; however, the Company has begun to see slowing DVD sales due to several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the DVD format and the fragmentation of consumer time.
     Piracy, including physical piracy as well as illegal online file-sharing, continues to be a significant issue for the filmed entertainment industry. Due to technological advances, piracy has expanded from music to movies and television programming. The Company has taken a variety of actions to combat piracy over the last several years, including a program to release low-cost DVDs and VCDs in China and to coordinate worldwide release dates for franchise films, and will continue to do so, both individually and together with cross-industry groups, trade associations and strategic partners.
     Networks. Time Warner’s Networks group comprises Turner Broadcasting System, Inc. (“Turner”), Home Box Office, Inc. (“HBO”) and The WB Television Network (“The WB Network”). The Networks segment delivered revenues of $5.106 billion (23% of the Company’s overall revenues), $1.565 billion in Operating Income before Depreciation and Amortization and $1.419 billion in Operating Income for the six months ended June 30, 2006.
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. As discussed in more detail in “Recent Developments,” in May 2006 the Company acquired the remaining 50% interest in Courtroom Television Network LLC (“Court TV”) that it did not already own from Liberty Media Corporation (“Liberty”). For over four consecutive years, more prime-time viewers have watched advertising-supported cable TV networks than the national broadcast networks. For the six months ended June 30, 2006, TNT ranked second among advertising-supported cable networks in prime-time delivery of its key demographics, adults 18-49 and adults 25-54, and first in total day delivery of adults 18-49 and adults 25-54. TBS ranked third among advertising-supported cable networks in prime-time delivery of its key demographic, adults 18-34.
     The Turner networks generate revenues principally from the sale of advertising time and monthly subscriber fees paid by cable systems, direct-to-home (“DTH”) satellite operators and other affiliates. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, network premieres, licensed and original series and news and animation, leading to strong ratings and Advertising and Subscription revenue growth, as well as strong brands and operating efficiency.

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
     On January 24, 2006, Warner Bros. and CBS Corp. (“CBS”) announced an agreement to form a new fully-distributed national broadcast network, to be called The CW, as discussed in more detail in “Recent Developments.” At the same time, Warner Bros. and CBS are preparing to cease the stand-alone operations of The WB Network and UPN, respectively, at the end of the 2005/2006 television season (September 2006).
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $2.448 billion (11% of the Company’s overall revenues), $388 million in Operating Income before Depreciation and Amortization and $301 million in Operating Income for the six months ended June 30, 2006.
     Time Inc. publishes over 145 magazines globally, including People, Sports Illustrated, Southern Living, In Style, Real Simple, Entertainment Weekly, Time, Fortune, Cooking Light and What’s on TV. It generates revenues primarily from advertising, magazine subscriptions and newsstand sales, and its growth is derived from higher circulation and advertising on existing magazines, new magazine launches and acquisitions. Time Inc. owns IPC Media, the U.K.’s largest magazine company (“IPC”), and the magazine subscription marketer Synapse Group, Inc. In addition, Time Inc. continues to invest in developing digital content, including the redesign of CNNmoney.com, the expansion of Sports Illustrated’s digital properties, and the acquisition of Golf.com. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.
Recent Developments
Adelphia Acquisition
     On April 20, 2005, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast each entered into separate definitive agreements (the “TW Purchase Agreement” and the “Comcast Purchase Agreement,” respectively) with Adelphia to, collectively, acquire substantially all the assets of Adelphia (the “Adelphia Acquisition”). On June 21, 2006, Adelphia and TW NY entered into Amendment No. 2 to the TW Purchase Agreement (the “TW Amendment”). Concurrently, Adelphia and Comcast entered into Amendment No. 2 to the Comcast Purchase Agreement, the terms of which are similar to those of the TW Amendment. Under the terms of the TW Amendment, the assets TW NY acquired from Adelphia and the consideration it paid remained unchanged. However, the TW Amendment provided that the Adelphia Acquisition would be effected pursuant to sections 105, 363 and 365 of Title 11 of the United States Bankruptcy Code (the “363 Sale”) and the creditors of Adelphia would not be required to approve a plan of reorganization under Chapter 11 of the Bankruptcy Code prior to the consummation of the Adelphia Acquisition. The Adelphia Acquisition closed on July 31, 2006. In connection with the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing 16% of TWC’s common stock for the Adelphia assets it acquired.
     At the closing of the Adelphia Acquisition, Adelphia and TWC entered into a registration rights and sale agreement (the “RRA”). Under the RRA, Adelphia is required to sell, in a registered underwritten public offering (the “Offering”), at least one-third of the shares of TWC Class A common stock it received in the Adelphia Acquisition within three months following the effectiveness of a registration statement filed by TWC to effect such sale, subject to customary rights to delay for a limited period of time under certain circumstances. TWC is required to use its commercially reasonable efforts to file a registration statement covering these shares as promptly as practicable and to cause the registration statement to be declared effective as promptly as practicable after filing, but in any event not later than January 31, 2007. Any remaining shares received by Adelphia in the Adelphia Acquisition are expected to be distributed to Adelphia’s creditors pursuant to a subsequent plan of reorganization under Chapter 11 of the Bankruptcy Code (the “Remainder Plan”) to be filed by Adelphia with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). If a Remainder Plan meeting specified requirements is consummated prior to the closing of the Offering, the shares of TWC Class A common stock received by Adelphia in the Adelphia Acquisition would be distributed to Adelphia’s creditors under Section 1145 of the Bankruptcy Code

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
in accordance with the terms of such plan and the Offering would not occur. The shares distributed to Adelphia’s creditors under the Remainder Plan would be freely transferable, subject to certain exceptions.
     At the same time that Comcast and TW NY entered into the agreements relating to the Adelphia Acquisition in April 2005, Comcast, TWC and/or their respective affiliates entered into separate agreements providing for the redemption of Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC (the “TWC Redemption Agreement” and the “TWE Redemption Agreement,” respectively, and, collectively, the “TWC and TWE Redemption Agreements”). These redemptions also occurred on July 31, 2006, immediately before the closing of the Adelphia Acquisition. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving approximately 589,000 subscribers (based on June 30, 2006 information) and approximately $1.9 billion in cash. In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding both cable systems serving approximately 162,000 subscribers (based on June 30, 2006 information) and approximately $147 million in cash. As a result, in the third quarter of 2006, the systems transferred in connection with the TWC and TWE redemptions will be reflected as discontinued operations. The book value as of June 30, 2006 of the net assets that were disposed of was primarily comprised of $2.433 billion in franchise intangibles, $135 million in goodwill and $740 million in fixed assets.
     Following these redemptions and the Adelphia Acquisition, on July 31, 2006, TWC, Comcast and their respective subsidiaries also swapped certain cable systems to enhance their respective geographic clusters of subscribers (the “Cable Swaps”) and TW NY paid Comcast approximately $67 million for certain adjustments related to the Cable Swaps.
     As a result of the closing of the Adelphia Acquisition, the TWC and TWE redemptions and the Cable Swaps, TWC gained systems with approximately 3.3 million basic subscribers. As of July 31, 2006, Time Warner owns 84% of TWC’s common stock (including 83% of the outstanding TWC Class A common stock and all outstanding shares of TWC Class B common stock), as well as an indirect approximately 12% non-voting interest in TW NY, a subsidiary of TWC. As of July 31, 2006, the remaining 16% of TWC’s common stock is held by Adelphia, and Comcast has no interest in TWC or TWE (Note 4).
FCC Order Approving the Transactions with Adelphia and Comcast
     In its order approving the Adelphia Acquisition, the Federal Communications Commission (“FCC”) imposed conditions related to regional sports networks (“RSNs”), as defined in the order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, TWC or its affiliates may not offer an affiliated RSN on an exclusive basis to any multichannel video programming distributors (“MVPD”). Moreover, TWC may not unduly or improperly influence: (i) the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or (ii) the prices, terms, and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD. If an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration of the dispute. In addition, if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration of the dispute. With respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration of the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The application and scope of these conditions, which will expire in six years, have not yet been tested. TWC retains the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.
Dissolution of Texas/Kansas City Cable Joint Venture
     As previously reported, following restructurings in 2004 and 2005, Texas and Kansas City Cable Partners, L.P. (“TKCCP”) is a 50-50 joint venture between Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (a partnership of TWE and the Advance/Newhouse Partnership) and Comcast serving approximately 1.579 million basic video subscribers as of June 30, 2006. Since June 1, 2006, each of TWC and Comcast could trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the partnership’s systems – one pool consisting of the Houston systems (which included approximately 790,000 subscribers as of June 30, 2006) and the other consisting of the Kansas City, Southwest Texas and New Mexico systems (which included approximately 789,000 subscribers as of June 30, 2006). The party triggering the dissolution would own the remaining pool of systems and any debt allocated to that pool. The party triggering the dissolution also determines the allocation of the partnership’s debt between the two pools in connection with triggering the dissolution.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     On July 3, 2006, Comcast notified TWC of its election to dissolve TKCCP and its allocation of all of TKCCP’s debt, totaling approximately $2 billion, to the Houston cable systems. On August 1, 2006, TWC notified Comcast that it had selected the pool consisting of the Kansas City, Southwest Texas and New Mexico systems. As a result, Comcast will be required to refinance the debt allocated to the Houston pool, which includes approximately $600 million of debt owed to each of TWE-A/N and Comcast (for an aggregate of $1.2 billion of debt owed to the partners), within 60 days after the date that TWC exercised its selection right. The consummation of the dissolution of TKCCP is subject to customary closing conditions, including regulatory and franchise review and approvals. Time Warner expects the transaction to close during the first quarter of 2007. Effective July 1, 2006, the economic return to TWC on its interest in TKCCP will track the performance of the Kansas City, Southwest Texas and New Mexico pool, and TWC will no longer reflect any benefits of ownership from the Houston pool (Note 4).
Court TV
     On May 12, 2006, the Company acquired the remaining 50% interest in Court TV that it did not already own from Liberty for $697 million in cash, net of cash acquired. As permitted by GAAP, Court TV results have been consolidated retroactive to the beginning of 2006. Previously, the Company had accounted for its investment using the equity method of accounting. For the three and six months ended June 30, 2006, Court TV revenues were $65 million and $127 million, respectively, and Operating Income was $12 million and $22 million, respectively (Note 3).
     In addition, the Company is in discussions with Liberty regarding its ownership interest in Time Warner, including a possible exchange of a significant portion of that interest for a subsidiary of the Company that contains a mix of non-strategic assets and cash.
Warner Village Theme Parks
     On July 3, 2006, the Company sold its 50% interest in Warner Village Theme Parks (the “Theme Parks”), a joint venture operating theme parks in Australia, to Village Roadshow Limited (“Village”) for approximately $195 million in cash, which will result in a pretax gain of approximately $150 million in the third quarter of 2006 (approximately $97 million, net of tax) (Note 3).
Turner FTC Consent Decree
     As previously reported, Time Warner is subject to the terms of a consent decree (the “Turner Consent Decree”) entered into in connection with the FTC’s approval of the acquisition of Turner by Historic TW Inc. (“Historic TW”) in 1996. The Turner Consent Decree required, among other things, that any Time Warner stock held by Liberty be non-voting stock, except that it would be entitled to a vote of 1/100 of a vote per share when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of the stock. On February 16, 2006, Liberty filed a petition with the FTC seeking to terminate the Turner Consent Decree as it applies to Liberty, including all voting restrictions on its Time Warner stock holdings. On June 14, 2006, the FTC issued an order granting Liberty’s petition. As a result, Liberty now has the ability to request that the shares of Series LMCN-V common stock it holds be converted into shares of common stock of Time Warner. On July 31, 2006, Time Warner received notices from Liberty requesting that the Company convert 49,115,656 shares of Series LMCN-V common stock into shares of common stock. Time Warner is in the process of taking the actions to complete the conversion.
AOL-Google Alliance
     During December 2005, the Company announced that AOL was expanding its strategic alliance with Google Inc. (“Google”) to enhance its global online advertising partnership and make more of AOL’s content available to Google users. In addition, Google agreed to invest $1 billion to acquire a 5% equity interest in a limited liability company that owns all of the outstanding equity interest in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements. Under the alliance, Google will continue to provide search technology to AOL’s network of Internet properties worldwide and provide AOL with an improved share in revenues generated through searches conducted on the AOL network, which AOL will continue to recognize as advertising revenue when such amounts are earned. Additionally, AOL will continue to pay Google a license fee for the use of its search technology, which AOL will continue to recognize as expense when such amounts have been incurred. Other key aspects of the alliance, and the related accounting, include:

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
•	AOL Marketplace. Creating an AOL Marketplace through white labeling of Google’s advertising technology, which enables AOL to sell search advertising directly to advertisers on AOL-owned properties. AOL will record as advertising revenue the sponsored-links advertising sold and delivered to third parties. Amounts paid to Google for Google’s share in the sponsored-links advertising sold on the AOL Marketplace will be accounted for by AOL as an expense in the period the advertising is delivered.

•	Distribution and Promotion. Providing AOL $300 million of marketing credits for promotion of AOL’s content on Google-owned Internet properties as well as $100 million of AOL/Google co-sponsored promotion of AOL properties. The Company believes that this is an advertising barter transaction in which distribution and promotion is being provided in exchange for AOL agreeing to dedicate its search business to Google on an exclusive basis. Because the criteria in Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions for recognizing revenue have not been met, no revenue or expense will be recognized by AOL on this portion of the arrangement.

•	Google AIM Development. Enabling Google Talk and AIM instant messaging users to communicate with each other provided certain conditions are met. Because this agreement does not provide for any revenue share or other fees, there will be no accounting resulting from this arrangement.
     AOL and Google also agreed to collaborate in the future to expand on the alliance, including the possible sale by AOL of display advertising on the Google network.
     On April 13, 2006, the Company completed its issuance of a 5% equity interest in AOL to Google for $1 billion in cash. In accordance with Staff Accounting Bulletin No. 51, Accounting for the Sales of Stock of a Subsidiary, Time Warner recognized a gain of approximately $801 million, reflected in shareholders’ equity, as an adjustment to paid-in capital in the second quarter of 2006.
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
     The WB Network results for the three and six months ended June 30, 2006 include shutdown costs of $81 million, including $8 million related to employee terminations, $19 million related to contractual settlements and $54 million related to the termination of certain programming arrangements (primarily licensed movie rights). Included in the $54 million of costs to terminate programming arrangements is $29 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $25 million.
     In addition to the $54 million of costs to terminate programming arrangements, The WB Network has approximately $40 million primarily related to programming commitments, including $20 million of intercompany programming commitments, that are not expected to be contributed to The CW. In the event that such programming is unable to be sold or utilized in another manner, there will be additional restructuring charges associated with such programming incurred by The WB Network, offset by amounts recognized by other Time Warner divisions related to any intercompany programming, resulting in the potential for a net charge of approximately $20 million (Note 3).
Common Stock Repurchase Program
     Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
approximately 3-to-1, and expects it will have purchased approximately $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through August 1, 2006, the Company repurchased approximately 675 million shares of common stock for approximately $11.7 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, including approximately 206 million shares of common stock for approximately $3.5 billion purchased under the prepaid stock repurchase contracts (Note 8).
Sale of Turner South
     On May 1, 2006, the Company sold the Turner South network (“Turner South”), a subsidiary of Turner, to Fox Cable Networks, Inc. for approximately $371 million in cash, resulting in a pretax gain of approximately $129 million. Turner South has been reflected as discontinued operations for all periods presented (Note 3).
Sale of Time Warner Book Group
     On March 31, 2006, the Company sold Time Warner Book Group (“TWBG”) to Hachette Livre SA (“Hachette”), a wholly-owned subsidiary of Lagardère SCA (“Lagardère”), for $524 million in cash, resulting in a pretax gain of approximately $194 million after taking into account selling costs and estimated working capital adjustments. TWBG has been reflected as discontinued operations for all periods presented (Note 3).
Time Warner Telecom
     As of December 31, 2005, wholly-owned subsidiaries of the Company owned a total of 50.4 million shares of Class B common stock of Time Warner Telecom Inc. (“TWT”), a publicly traded telecommunications company. The Company accounts for this investment using the equity method of accounting, and, as a result of the Company’s share in losses of TWT and impairment losses recognized in previous years, the carrying value of the investment is zero. In the first quarter of 2006, the Company’s subsidiaries participated as selling shareholders in a TWT secondary offering and converted approximately 17 million shares of Class B common stock into Class A common stock of TWT and sold the Class A common stock for approximately $239 million, net of underwriter commissions. This sale resulted in a pretax gain of approximately $239 million, which is included as a component of Other income, net, in the accompanying consolidated statement of operations for the six months ended June 30, 2006. The Company does not consider its remaining investment in TWT to be strategic and, therefore, additional sales or other dispositions may occur in the future, subject to customary restrictions on transfer agreed to in connection with the offering and as provided in a stockholders agreement among the holders of the Class B common stock of TWT.
Amounts Related to Securities Litigation
     As previously disclosed, in July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 12 to the accompanying consolidated financial statements. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid in connection with the settlement of its Securities and Exchange Commission (“SEC”) investigation will be distributed to investors through the settlement pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006.
     During the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters (including suits brought by individual shareholders) described in Note 12 to the accompanying consolidated financial statements that are pending against the Company. As of July 31, 2006, the Company has reached agreements to resolve the actions alleging violations of the Employee Retirement Income Security Act (“ERISA”) and the derivative actions, both of which have received preliminary court approval, but which remain subject to final court approval, as well as certain of the individual suits. Of the $600 million reserve, through July 31, 2006, the Company has paid, or has agreed to pay, approximately $358 million, after considering probable insurance recoveries, to settle certain of these

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
claims. The Company also has engaged in, or may in the future engage in, mediation in an attempt to resolve the remaining cases brought by shareholders who elected to “opt out” of the settlement in the consolidated securities class action. The mediation efforts conducted to date have not been fruitful in certain of these matters. Accordingly, trials are possible in these matters, for which plaintiffs have claimed several billion dollars in aggregated damages. The Company intends to defend these lawsuits vigorously, including through trial. It is possible, however, that the ultimate amount paid to resolve all unsettled litigation in these matters could be materially greater than the remaining reserve (Note 12).
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries of $3 million and $53 million for the three and six months ended June 30, 2006, respectively, and $10 million and $16 million for the three and six months ended June 30, 2005, respectively. In 2005, the Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which was collected in the first quarter of 2006.
Government Investigations
     As previously disclosed by the Company, the DOJ and the SEC have resolved their investigations into the accounting and disclosure practices of the Company, the former through a deferred prosecution agreement entered into in December 2004 for a two-year period, and the latter through a settlement agreement that was approved by the SEC in March 2005. These resolutions are described in more detail in “Management’s Discussion and Analysis – Other Recent Developments – Government Investigations” in the 2005 Form 10-K. The historical accounting adjustments related thereto were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
     With respect to the $300 million that was placed into an SEC Fair Fund as a condition of the SEC settlement, the district court judge presiding over that fund has approved the SEC’s plan to distribute those monies to investors through the consolidated class action settlement, as provided in its order.
     Under the terms of the Company’s settlement with the SEC, the Company agreed to the appointment of an independent examiner to review whether the Company’s historical accounting for transactions with 17 counterparties, which were identified by the SEC staff, was in conformity with GAAP. The transactions subject to review were entered into between June 1, 2000 and December 31, 2001 (but including subsequent amendments thereto), and principally involve online advertising revenues, as well as three cable programming affiliation agreements with related advertising elements. Revenue related to the 17 transactions principally was recognized prior to January 1, 2002. The independent examiner has been engaged in his review, and, under the terms of the SEC settlement, is required to provide a report to the Company’s audit and finance committee of his conclusions, which is expected to occur during the third quarter of 2006. At present, the Company is not aware of any conclusions yet reached by the independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
RESULTS OF OPERATIONS
Recent Accounting Standards
Stock-Based Compensation
     The Company has adopted the provisions of FAS 123R, as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123 (Note 1).
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
     Additionally, when recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. Accordingly, a pretax cumulative effect adjustment totaling $40 million ($25 million, net of tax) has been recorded for the six months ended June 30, 2006 to adjust for awards granted prior to January 1, 2006 that are not expected to vest. The total impact of the adoption of FAS 123R and total equity-based compensation expense recognized for the three and six months ended June 30, 2006 and 2005 is as follows:

			Total Equity-Based				Total Equity-Based
	Stock Option Expense		Compensation(a)		Stock Option Expense		Compensation(a)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05	6/30/06	6/30/05	6/30/06	6/30/05
	(millions)		(millions)		(millions)		(millions)
AOL	$9	$22	$10	$22	$22	$32	$24	$33
Cable	6	9	7	9	18	35	21	35
Filmed Entertainment	7	10	10	15	26	37	41	44
Networks	8	11	9	12	21	38	24	40
Publishing	7	11	8	11	18	31	21	31
Corporate	4	6	9	10	16	23	30	30

Total	$41	$69	$53	$79	$121	$196	$161	$213

(a)	Total equity-based compensation includes expense recognized related to stock options, restricted stock and restricted stock units.
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
     Since this change involves a revision to an inventory costing principle, the change is reflected retrospectively for all prior periods presented, including the impact that such a change has on retained earnings for the earliest year presented (Note 1).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Accounting For Sabbatical Leave and Other Similar Benefits
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 requires that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 will be effective for Time Warner as of January 1, 2007 and will impact the accounting for certain of the Company’s employment arrangements. The cumulative impact of this guidance, which will be applied retrospectively to all prior periods, is expected to result in a reduction to retained earnings on January 1, 2007 of approximately $69 million ($43 million, net of tax). The retrospective impact on Operating Income for calendar years 2006, 2005 and 2004 is expected to be approximately $7 million, $6 million and $9 million, respectively.
Accounting for Uncertainty in Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Time Warner as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
Income Statement Classification of Taxes Collected from Customers
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for Time Warner as of January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-03 on the consolidated financial statements.
Discontinued Operations
     As previously noted under “Recent Developments,” the Company has reflected the operations of TWBG and Turner South as discontinued operations for all periods presented.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2006 presentation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
	(millions)		(millions)
Amounts related to securities litigation and government investigations	$(32)	$(3,003)	$(61)	$(3,009)
Merger-related, restructuring and shutdown costs	(103)	(11)	(133)	(23)
Asset impairments	—	—	—	(24)
Gain on disposal of assets, net	—	8	22	18

Impact on Operating Income (Loss)	(135)	(3,006)	(172)	(3,038)

Investment gains, net	20	982	315	1,005
Gain (loss) on WMG option	—	(27)	—	53

Impact on Other income, net	20	955	315	1,058

Pretax impact	(115)	(2,051)	143	(1,980)
Income tax impact	44	574	(49)	539

After-tax impact	$(71)	$(1,477)	$94	$(1,441)

Amounts Related to Securities Litigation and Government Investigations
     The Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $35 million and $114 million, respectively, for the three and six months ended June 30, 2006 and $3.013 billion and $3.025 billion, respectively, for the three and six months ended June 30, 2005. In addition, the Company recognized insurance recoveries of $3 million and $53 million for the three and six months ended June 30, 2006, respectively, and $10 million and $16 million, respectively, for the three and six months ended June 30, 2005.
Merger-related, Restructuring and Shutdown Costs
     During the three and six months ended June 30, 2006, the Company incurred restructuring costs, primarily related to various employee terminations of approximately $41 million and $64 million, respectively, including $15 million at the AOL segment for both the three and six months ended June 30, 2006, $4 million and $10 million, respectively, at the Cable segment for the three and six months ended June 30, 2006, $22 million and $34 million, respectively, at the Publishing segment for the three and six months ended June 30, 2006 and $5 million at the Corporate segment for the six months ended June 30, 2006. The Company also expensed $2 million and $4 million, respectively, at the Filmed Entertainment segment for the three and six months ended June 30, 2006 and $1 million at the AOL segment for the six months ended June 30, 2006 as a result of changes in estimates of previously established restructuring accruals. In addition, during the three and six months ended June 30, 2006, the Cable segment expensed approximately $8 million and $12 million, respectively, of non-capitalizable merger-related costs associated with the Adelphia Acquisition. The results for the three and six months ended June 30, 2006 include shutdown costs of $81 million at The WB Network in connection with the agreement between Warner Bros. and CBS to form a new fully-distributed national broadcast network, to be called The CW. Included in the shutdown costs are termination charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $29 million has been eliminated in consolidation, resulting in a net pretax charge of $52 million.
     During the three and six months ended June 30, 2005, the Company incurred restructuring costs of $13 million and $30 million, respectively, at the Cable segment, primarily related to various employee terminations and exit activities. In addition, restructuring charges at the AOL segment reflect a $2 million reduction for the three months ended June 30, 2005 and a net reduction of $7 million for the six months ended June 30, 2005 relating to changes in estimates of previously established restructuring accruals (Note 10).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Asset Impairments
     During the six months ended June 30, 2005, the Company recorded a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc. (“AOLA”). As previously disclosed, AOLA has been operating under Chapter 11 of the U.S. Bankruptcy Code and has been in the process of winding up its operations. On June 30, 2006, AOLA emerged from bankruptcy pursuant to a joint plan of reorganization and liquidation. Under the plan, AOLA was reorganized into a liquidating limited liability company jointly owned by Time Warner (60%) and the Cisneros Group (40%). In partial satisfaction of debt and obligations held by Time Warner or AOL, the assets representing the AOL Puerto Rico business were transferred to Time Warner or AOL pursuant to the plan. Included in AOL’s results is a $7 million charge related to AOLA’s bankruptcy resolution.
Gains on Disposal of Assets, Net
     For the six months ended June 30, 2006, the Company recorded a gain of approximately $20 million at the Corporate segment related to the sale of two aircraft and a $2 million gain at the AOL segment from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”).
     For the three and six months ended June 30, 2005, the Company recorded an approximate $5 million gain at the AOL segment related to the sale of a building. The three and six months ended June 30, 2005 also include gains of $3 million and $5 million, respectively, at the AOL segment from the resolution of previously contingent gains related to the 2004 sale of NSS. In addition, the six months ended June 30, 2005 includes an $8 million gain at the Publishing segment related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc. (“Time Life”), which was previously fully reserved due to concerns about recoverability.
Investment Gains, Net
     For the three and six months ended June 30, 2006, the Company recognized net gains of $20 million and $315 million, respectively, primarily related to the sale of investments, including for the six months ended June 30, 2006 a $239 million gain on the sale of a portion of the Company’s investment in TWT and a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital. For the three and six months ended June 30, 2006, investment gains, net also include $4 million and $11 million, respectively, of gains to reflect market fluctuations in equity derivative instruments.
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
Gain (Loss) on WMG Option
     For the three and six months ended June 30, 2005, the Company recorded a $27 million loss and a $53 million net gain, reflecting a fair value adjustment related to the Company’s option in Warner Music Group (“WMG”).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005
Consolidated Results
     Revenues. The components of revenues are as follows:

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	% Change		6/30/06	6/30/05	% Change
		(recast)				(recast)
		(millions)				(millions)
Subscription	$5,861	$5,611	4%		$11,542	$11,096	4%
Advertising	2,239	2,016	11%		4,041	3,661	10%
Content	2,306	2,674	(14%	)	5,062	5,650	(10%	)
Other	302	284	6%		574	541	6%

Total revenues	$10,708	$10,585	1%		$21,219	$20,948	1%

     The increase in Subscription revenues for the three and six months ended June 30, 2006 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was principally due to the continued penetration of advanced services (primarily high-speed data services, advanced digital video services and Digital Phone), video rate increases and growth in subscriber levels. The increase at the Networks segment was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at Turner and HBO, as well as the impact of the Court TV acquisition. The AOL segment declined primarily as a result of lower domestic AOL brand subscribers and the unfavorable impact of foreign currency exchange rates at AOL Europe.
     The increase in Advertising revenues for the three and six months ended June 30, 2006 was primarily due to growth at the AOL and Networks segments. The increase at the AOL segment was due to growth in revenues from display advertising, paid-search advertising and sales of advertising run on third-party websites generated by Advertising.com. The increase at the Networks segment was primarily driven by the impact of the Court TV acquisition and higher CPMs (advertising cost per one thousand viewers) and sellouts across Turner’s other networks, partly offset by a decline at The WB Network.
     The decrease in Content revenues for the three and six months ended June 30, 2006 was principally due to decreases at the Filmed Entertainment segment, primarily driven by a decline in theatrical product revenues.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended June 30, 2006 and 2005, costs of revenues totaled $6.022 billion and $6.173 billion, respectively, and as a percentage of revenues were 56% and 58%, respectively. For the six months ended June 30, 2006 and 2005, costs of revenues totaled $11.864 billion and $12.087 billion, respectively, and as a percentage of revenues were 56% and 58%, respectively. The improvement in costs of revenues as a percentage of revenues for the three and six months ended June 30, 2006 related primarily to improved margins at the Filmed Entertainment, Networks and Cable segments, partially offset by a decline in margins at the AOL segment. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended June 30, 2006 and 2005, selling, general and administrative expenses increased 2% to $2.622 billion in 2006 from $2.568 billion in 2005. For the six months ended June 30, 2006 and 2005, selling, general and administrative expenses increased 2% to $5.245 billion in 2006 from $5.155 billion in 2005. The segment variations are discussed in detail in “Business Segment Results.”
     Amounts Related to Securities Litigation and Government Investigations. As previously discussed in “Recent Developments,” the Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $35 million and $114 million for the three and six months ended June 30, 2006, respectively, and $3.013 billion and $3.025 billion for the three and six months ended June 30, 2005, respectively. In addition, the Company recognized insurance recoveries of $3 million and $53 million for the three and six months ended June 30, 2006, respectively, and $10 million and $16 million for the three and six months ended June 30, 2005, respectively (Note 1).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss) and Net Income (Loss).
     The following table reconciles Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). In addition, the table provides the components from Operating Income (Loss) to Net Income (Loss) for purposes of the discussions that follow:

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	% Change		6/30/06	6/30/05	% Change
		(recast)				(recast)
		(millions)				(millions)
Operating Income (Loss) before Depreciation and Amortization	$2,623	$(506)	NM		$5,323	$1,974	NM
Depreciation	(694)	(656)	6%		(1,385)	(1,306)	6%
Amortization	(135)	(151)	(11%	)	(268)	(299)	(10%	)

Operating Income (Loss)	1,794	(1,313)	NM		3,670	369	NM
Interest expense, net	(337)	(324)	4%		(636)	(670)	(5%	)
Other income, net	49	989	(95%	)	360	1,100	(67%	)
Minority interest expense, net	(114)	(69)	65%		(196)	(123)	59%

Income (Loss) before income taxes, discontinued operations and cumulative effect of accounting change	1,392	(717)	NM		3,198	676	NM
Income tax benefit (provision)	(527)	292	NM		(1,135)	(193)	NM

Income (Loss) before discontinued operations and cumulative effect of accounting change	865	(425)	NM		2,063	483	NM
Discontinued operations, net of tax	142	16	NM		374	23	NM
Cumulative effect of accounting change, net of tax	—	—	—		25	—	NM

Net income (loss)	$1,007	$(409)	NM		$2,462	$506	NM

     Operating Income (Loss) before Depreciation and Amortization. Time Warner’s Operating Income (Loss) before Depreciation and Amortization was income of $2.623 billion for the three months ended June 30, 2006 compared to a loss of $506 million for the three months ended June 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $135 million and $3.006 billion of net expense for 2006 and 2005, respectively, Operating Income before Depreciation and Amortization increased $258 million principally as a result of growth at the Cable, Networks and Filmed Entertainment segments, offset by a decline at the AOL and Publishing segments.
     For the six months ended June 30, 2006, Operating Income before Depreciation and Amortization was $5.323 billion compared to $1.974 billion for the six months ended June 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $172 million and $3.038 billion of net expense for 2006 and 2005, respectively, Operating Income before Depreciation and Amortization increased $483 million principally as a result of growth at the Cable, Networks and Filmed Entertainment segments, offset by a decline at the AOL and Publishing segments.
     The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $694 million and $1.385 billion for the three and six months ended June 30, 2006 from $656 million and $1.306 billion for the three and six months ended June 30, 2005. The increase in depreciation expense primarily related to an increase at the Cable segment reflecting demand driven increases in customer premise equipment purchases in recent years that is depreciated over a shorter useful life compared to the mix of assets previously purchased.
     Amortization Expense. Amortization expense decreased to $135 million and $268 million for the three and six months ended June 30, 2006 from $151 million and $299 million for the three and six months ended June 30, 2005. The decrease in amortization expense primarily relates to the Publishing segment as a result of certain short-lived intangibles, such as customer

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
lists, becoming fully amortized in the latter part of 2005. This decrease at the Publishing segment was partially offset by amortization from certain indefinite-lived trade name intangibles being assigned a finite life beginning in the first quarter of 2006.
     Operating Income (Loss). Time Warner’s Operating Income (Loss) was income of $1.794 billion for the three months ended June 30, 2006 compared to a loss of $1.313 billion for the three months ended June 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $135 million and $3.006 billion of net expense for 2006 and 2005, respectively, Operating Income increased $236 million.
     Time Warner’s Operating Income increased to $3.670 billion for the six months ended June 30, 2006 from $369 million for the six months ended June 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $172 million and $3.038 billion of net expense for 2006 and 2005, respectively, Operating Income increased $435 million.
     These amounts reflect the changes in Operating Income (Loss) before Depreciation and Amortization and the decline in amortization expense, offset partially by the increase in depreciation expense as discussed above.
     Interest Expense, Net. Interest expense, net, increased to $337 million from $324 million for the three months ended June 30, 2006 and 2005, respectively, reflecting lower interest income on cash investments and higher average outstanding balances of borrowings. Interest expense, net, decreased to $636 million from $670 million for the six months ended June 30, 2006 and 2005, respectively, due primarily to higher interest income on cash investments and lower average interest rates on borrowings, partially offset by higher average outstanding balances of borrowings.
     Other Income, Net. Other income, net, detail is shown in the table below:

	Three Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
	(millions)		(millions)
Investment gains, net	$20	$982	$315	$1,005
Gain (Loss) on WMG option	—	(27)	—	53
Income from equity investees	27	36	42	47
Other	2	(2)	3	(5)

Other income, net	$49	$989	$360	$1,100

     The changes in investment gains, net, and the gain (loss) on the WMG option are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, decreased principally from declines in income from equity method investees, primarily due to the consolidation of Court TV retroactive to the beginning of 2006 as a result of the Company acquiring the remaining 50% interest it did not already own in the second quarter of 2006 and losses generated by The CW, partially offset by an increase in income related to TKCCP, a joint venture between TWC and Comcast.
     Minority Interest Expense, Net. Time Warner had $114 million and $196 million of minority interest expense for the three and six months ended June 30, 2006 compared to $69 million and $123 million for the three and six months ended June 30, 2005. The increase relates primarily to the 5% minority interest in AOL issued to Google in the second quarter of 2006 and to larger profits recorded by TWC, in which Comcast has a minority interest.
     Income Tax Benefit (Provision). Income tax from continuing operations was a provision of $527 million for the three months ended June 30, 2006 compared to a $292 million benefit for the three months ended June 30, 2005 and was a provision of $1.135 billion for the six months ended June 30, 2006 compared to a provision of $193 million for the six months ended June 30, 2005. The Company’s effective tax rate for continuing operations were provisions of 38% and 35% for the three and six months ended June 30, 2006, respectively, compared to a benefit of 41% and a provision of 29% for the three and six months ended June 30, 2005, respectively. The increases in effective tax rates are primarily due to unfavorable comparisons to the prior periods which benefited from state law changes in Ohio and New York, partially offset by non-deductible expenses related to a portion of the settlement accrual for the securities litigation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Income (Loss) before Discontinued Operations and Cumulative Effect of Accounting Change. Income (Loss) before discontinued operations and cumulative effect of accounting change was income of $865 million for the three months ended June 30, 2006 compared to a loss of $425 million for the three months ended June 30, 2005. Basic and diluted net income (loss) per share before discontinued operations and cumulative effect of accounting change were both income of $0.20 in 2006 compared to losses of $0.09 for both basic and diluted net income (loss) per share before discontinued operations and cumulative effect of accounting change in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $71 million and $1.477 billion of net expense for the three months ended June 30, 2006 and 2005, respectively, income before discontinued operations and cumulative effect of accounting change declined by $116 million primarily due to lower other income, net, higher minority interest expense, net, and increased income tax provision, partially offset by higher Operating Income, as discussed above.
     Income before discontinued operations and cumulative effect of accounting change was $2.063 billion for the six months ended June 30, 2006 compared to $483 million for the six months ended June 30, 2005. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.47 in 2006 compared to $0.10 for both basic and diluted net income per share before discontinued operations and cumulative effect of accounting change in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $94 million of income and $1.441 billion of net expense for the six months ended June 30, 2006 and 2005, respectively, income before discontinued operations and cumulative effect of accounting change increased by $45 million primarily due to higher Operating Income, partially offset by lower other income, net, higher minority interest expense, net, and increased income tax provision, as discussed above.
     Discontinued Operations. The financial results for the three and six months ended June 30, 2006 and 2005 include the impact of the treatment of TWBG and Turner South as discontinued operations. Included in the results for the three and six months ended June 30, 2006 is a pretax gain of approximately $129 million and a tax benefit of $21 million related to the sale of Turner South. In addition, the results for the six months ended June 30, 2006 include a pretax gain of approximately $194 million and a tax benefit of $28 million related to the sale of TWBG. The tax benefit resulted primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the tax gain on these transactions.
     Cumulative Effect of Accounting Change, net of tax. The Company recorded a $40 million pretax benefit ($25 million, net of tax), as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R, in the first quarter of 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.
     Net Income (Loss) and Net Income (Loss) Per Common Share. Net income (loss) was income of $1.007 billion for the three months ended June 30, 2006 compared to a loss of $409 million for the three months ended June 30, 2005. Basic and diluted net income (loss) per common share were both income of $0.24 in 2006 compared to losses of $0.09 for both basic and diluted net income (loss) per common share in 2005. Net income was $2.462 billion for the six months ended June 30, 2006 compared to $506 million for the six months ended June 30, 2005. Basic and diluted net income per common share were both $0.56 in 2006 compared to $0.11 for both basic and diluted net income per common share in 2005.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	% Change		6/30/06	6/30/05	% Change
		(recast)				(recast)
		(millions)				(millions)
Revenues:
Subscription	$1,546	$1,734	(11%	)	$3,084	$3,508	(12%	)
Advertising	449	320	40%		841	631	33%
Other	51	43	19%		102	91	12%

Total revenues	2,046	2,097	(2%	)	4,027	4,230	(5%	)
Costs of revenues(a)	(953)	(973)	(2%	)	(1,899)	(1,955)	(3%	)
Selling, general and administrative(a)	(573)	(598)	(4%	)	(1,165)	(1,224)	(5%	)
Gain on disposal of consolidated businesses	—	8	NM		2	10	(80%	)
Asset impairments	—	—	—		—	(24)	NM
Restructuring costs	(15)	2	NM		(16)	7	NM

Operating Income before Depreciation and Amortization	505	536	(6%	)	949	1,044	(9%	)
Depreciation	(135)	(143)	(6%	)	(270)	(290)	(7%	)
Amortization	(42)	(47)	(11%	)	(82)	(94)	(13%	)

Operating Income	$328	$346	(5%	)	$597	$660	(10%	)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The reduction in Subscription revenues for the three and six months ended June 30, 2006, as compared to the similar periods in the prior year, primarily reflects a decline in domestic Subscription revenues (from $1.278 billion to $1.102 billion for the three months and from $2.591 billion to $2.211 billion for the six months) and a decline in Subscription revenues at AOL Europe (from $430 million to $420 million for the three months and from $879 million to $827 million for the six months). AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues. The decrease in AOL Europe’s Subscription revenues was driven by the unfavorable impact of foreign currency exchange rates ($16 million and $57 million for the three and six months, respectively). AOL Europe’s dial-up Subscription revenues declined; however, this decline was more than offset by an increase in broadband and telephony revenues.
     The number of AOL brand domestic and European subscribers is as follows at June 30, 2006, March 31, 2006, and June 30, 2005 (millions):

	June 30,	March 31,	June 30,
	2006	2006	2005
Subscriber category:
AOL brand domestic(a)
$15 and over	11.5	12.8	15.6
Under $15	6.2	5.8	5.2

Total AOL brand domestic	17.7	18.6	20.8

AOL Europe	5.6	5.9	6.2

(a)	AOL includes in its subscriber count individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The average monthly Subscription revenue per subscriber (“ARPU”) for each significant category of subscribers, calculated as average monthly subscription revenue (including premium subscription services revenues) for the category divided by the average monthly subscribers in the category for the applicable period, is as follows:

	Three Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Subscriber category:
AOL brand domestic
$15 and over	$23.05	$20.84	$21.97	$20.68
Under $15	12.05	13.31	12.42	13.21
Total AOL brand domestic	19.42	19.05	18.92	18.98
AOL Europe	23.96	22.31	23.21	22.71
     During the second quarter of 2006, AOL improved its methodology for attributing AOL brand domestic Subscription revenues to the $15 and over and under $15 per month price plan categories. This methodology improvement, which resulted from better system data, had no impact on total AOL brand domestic ARPU for the three and six months ended June 30, 2006. The impact of the improved methodology to the $15 and over and under $15 subscriber categories (as reflected in the table above), as compared to the ARPU calculated for these categories under the old methodology, for the three and six months ended June 30, 2006, is as follows:

	Three Months Ended	Six Months Ended
	6/30/06	6/30/06
Subscriber category:
AOL brand domestic
$15 and over	$0.43	$0.21
Under $15	(0.87)	(0.44)
     Domestic subscribers to the AOL brand service include subscribers during introductory free-trial periods and subscribers at no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 8% at June 30, 2006 and 11% at both March 31, 2006 and June 30, 2005.
     AOL has agreements with certain high-speed Internet access providers to offer the AOL service along with high-speed Internet access. The price plan for the AOL service portion of these offers is less than $15 and, therefore, subscribers to these plans are included in the under $15 category price plans. In addition, late in the first quarter of 2006 and continuing into the second quarter, AOL implemented price increases on certain AOL brand service price plans, including increasing the price of the $23.90 plan to $25.90.
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
     The decline in AOL brand domestic subscribers on plans priced $15 and over per month resulted from a number of factors, including the effect of the recent price increase, declining registrations in response to AOL’s marketing campaigns, competition from broadband access providers and reduced subscriber acquisition efforts. Further, during the period, subscribers migrated from the premium-priced unlimited dial-up plans, including the $25.90 plan, to lower-priced plans.
     The increase in AOL brand domestic subscribers on plans below $15 per month was driven principally by the migration of subscribers from plans $15 and over per month and, to a lesser extent, by new subscribers. The increase for the three months ended June 30, 2006 compared to March 31, 2006 primarily reflects a migration of subscribers from the $25.90 plan as a result of the recent price increases and recent agreements with high-speed Internet access providers, under which AOL offers the AOL service along with high-speed Internet access. The AOL service component of these offers is less than $15. The under $15 subscriber price plan category as of June 30, 2006 also reflects an increase of approximately 71,000 joint AOL/Road Runner subscribers as a result of an amendment to AOL’s agreement with TWC, which clarified AOL’s rights to revenue sharing for these subscribers under a previous arrangement. In connection with AOL’s strategy, AOL and TWC have agreed to eliminate the revenue sharing to AOL for approximately 400,000 joint AOL/Road Runner subscribers included in the AOL brand

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
domestic membership, which is expected to be effective in the third quarter (the majority which are included in the under $15 subscriber price plan category). Accordingly, such members will no longer be included in the AOL brand domestic subscriber counts beginning in the third quarter. In return, TWC has agreed to further promote the availability of the free AOL service to current and future TWC high-speed data subscribers. This modification is not expected to have a significant impact on the financial results of the AOL or Cable segments or on Time Warner’s consolidated financial results for 2006.
     Excluding the impact of the methodology improvement discussed above, the $15 and over per month subscriber category ARPU increased $1.78 and $1.08 for the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. These increases were due primarily to the price increases implemented by AOL late in the first quarter of 2006 and continuing into the second quarter and an increase in the percentage of revenue generating customers, partially offset by a shift in the subscriber mix to lower-priced subscriber price plans. Premium subscription services revenues included in ARPU were $25 million and $45 million for the three and six months ended June 30, 2006, respectively, and $22 million and $42 million for the three and six months ended June 30, 2005, respectively.
     Excluding the impact of the methodology improvement discussed above, the $15 and under per month subscriber category ARPU decreased $0.39 and $0.35 for the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. These decreases were due primarily to a decrease in revenues generated by members on limited plans who exceeded their free time and a shift in the subscriber mix to lower-priced subscriber price plans, partially offset by an increase in the percentage of revenue generating customers. Premium subscription services revenues included in ARPU were $7 million and $16 million for the three and six months ended June 30, 2006, respectively, and $8 million and $14 million for the three and six months ended June 30, 2005, respectively.
     The increase in total AOL brand domestic ARPU for the three months ended June 30, 2006, as compared to the similar period in the prior year, was due primarily to the price increases described above and an increase in the percentage of revenue generating customers, partially offset by a shift in the subscriber mix to lower-priced subscriber price plans. The decline in total AOL brand domestic ARPU for the six months ended June 30, 2006, as compared to the similar period in the prior year, was due primarily to the shift in AOL’s membership base to lower-priced subscriber plans, which was partially offset by the price increases and an increase in the percentage of revenue generating customers. AOL brand domestic members on price plans under $15 was 35% of total AOL brand domestic membership as of June 30, 2006 as compared to 25% as of June 30, 2005.
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
     The ARPU for European subscribers increased for the three and six months ended June 30, 2006 primarily due to a shift in subscriber mix from narrowband to broadband and an increase in telephony revenues, partially offset by the negative effect of changes in foreign currency exchange rates. In addition, although bundled broadband subscribers continue to grow as a percentage of total subscribers at AOL Europe, broadband price reductions in France, Germany and the U.K. due to competition have offset the impact of this migration on ARPU.
     In addition to the AOL brand service, AOL has subscribers to other lower-priced services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenues.
     Advertising revenues improved due to increased revenues from growth in display advertising, paid-search advertising and sales of advertising run on third-party websites generated by Advertising.com. Paid-search revenues and revenues generated by Advertising.com increased $39 million to $147 million and $42 million to $102 million, respectively, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $66 million to $280 million and $58 million to $178 million, respectively, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. AOL expects Advertising revenues to continue to increase during the remainder of 2006 as compared to the similar period in 2005 due to expected growth in paid-search and display advertising and contributions from Advertising.com’s performance-based advertising.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Other revenues primarily include revenue from licensing software for wireless devices, revenue generated by the sale of modems to customers in Europe in order to support high-speed access to the Internet, and revenue generated from mobile messaging via wireless devices utilizing AOL’s services. Other revenues increased slightly for the three and six months ended June 30, 2006 primarily due to higher revenue at AOL Europe from increased modem sales and higher revenue from royalties associated with mobile messaging.
     For the three and six months ended June 30, 2006, costs of revenues decreased 2% and 3%, respectively, and, as a percentage of revenues, increased to 47% for both the three and six months ended June 30, 2006 from 46% for both the three and six months ended June 30, 2005. The decrease in cost of revenues related primarily to lower network-related expenses. Network-related expenses decreased 7% to $315 million and 9% to $633 million for the three and six months ended June 30, 2006, respectively. The decline in network-related expenses was principally attributable to improved pricing and network utilization, decreased levels of long-term fixed commitments and lower usage of AOL’s dial-up network associated with the declining dial-up subscriber base.
     The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2006 primarily related to a decrease in marketing costs, primarily subscriber acquisition marketing, lower employee incentive compensation, including lower current year accruals and the reversal of previously established accruals that are no longer required, and other cost savings initiatives, partially offset by a $7 million charge related to AOLA’s bankruptcy resolution. The six months ended June 30, 2006 also included an approximate $14 million benefit related to the favorable resolution of certain tax matters. The three and six months ended June 30, 2005 included a $15 million benefit related to the favorable resolution of a European valued-added tax matter.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2006 include a $15 million restructuring charge related to a reduction in headcount. In addition, the results for the six months ended June 30, 2006 include a $1 million restructuring charge primarily related to changes in estimates of previously established restructuring accruals and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. The results for the three and six months ended June 30, 2005 include an approximate $5 million gain on the sale of a building and gains of $3 million and $5 million, respectively, from the resolution of previously contingent gains related to the 2004 sale of NSS. The three months ended June 30, 2005 also reflect a $2 million reduction in restructuring costs and the six months ended June 30, 2005 reflect a net reduction of $7 million relating to changes in estimates of previously established restructuring accruals. The six months ended June 30, 2005 also include a $24 million noncash goodwill impairment charge related to AOLA.
     The decreases in Operating Income before Depreciation and Amortization and Operating Income are due primarily to lower Subscription revenues, partially offset by higher Advertising revenues and lower costs of revenues and selling, general and administrative expenses and the absence of the $24 million noncash goodwill impairment charge. Operating Income before Depreciation and Amortization included a $16 million and $43 million decline at AOL Europe for the three and six months ended June 30, 2006, respectively, as compared to the similar periods in 2005, reflecting a decline in revenues and higher costs. Operating Income also improved due to lower depreciation expense reflecting a decline in network assets as the result of membership declines.
     In connection with AOL’s strategy, beginning in the third quarter of 2006, AOL will reduce marketing costs associated with acquiring and retaining new dial-up subscribers and certain general and administrative functions. With the proactive reduction in subscriber acquisition costs, AOL expects acceleration in the rate of the decline in its subscribers and related Subscription revenues, and a decline in ARPU for each significant category of subscriber. In addition, AOL expects to reduce costs of revenues, such as dial-up network and customer service, and selling, general and administrative costs. This phase of the strategy will result in restructuring plans that will likely be finalized in the second half of 2006 and are expected to result in restructuring and impairment charges in the second half of 2006 and in 2007 ranging from $250 million to $350 million, approximately half of which are expected to be for involuntary employee terminations and the remainder for other costs, including facility exit costs and other contract termination costs, as well as the abandonment and disposal of various long-lived assets. AOL expects that a majority of the restructuring and impairment charges will result in future cash expenditures. It is expected that AOL will incur approximately $150 million to $200 million of such charges in 2006.
     Consistent with its strategy, AOL is pursuing alternatives with respect to its AOL Europe businesses, including the potential sale of its European access businesses and the expansion of its global web services business in Europe. Divestiture plans are

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
currently being developed, and it is anticipated that such transactions would be entered into beginning in the second half of 2006 and close within one year thereafter.
     The Company anticipates that, after considering the impact of the plans associated with the strategy, including the restructuring plans and related charges, the AOL segment’s Operating Income before Depreciation and Amortization and Operating Income for the second half of 2006 will be flat to slightly higher compared to the comparable prior year period.
     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	% Change		6/30/06	6/30/05	% Change
		(recast)				(recast)
		(millions)				(millions)
Revenues:
Subscription	$2,579	$2,221	16%		$5,042	$4,348	16%
Advertising	142	136	4%		259	255	2%

Total revenues	2,721	2,357	15%		5,301	4,603	15%
Costs of revenues(a)	(1,204)	(1,070)	13%		(2,379)	(2,076)	15%
Selling, general and administrative(a)	(472)	(383)	23%		(935)	(810)	15%
Merger-related and restructuring costs	(12)	(13)	(8%	)	(22)	(30)	(27%	)

Operating Income before Depreciation and Amortization	1,033	891	16%		1,965	1,687	16%
Depreciation	(418)	(386)	8%		(829)	(762)	9%
Amortization	(20)	(19)	5%		(40)	(39)	3%

Operating Income	$595	$486	22%		$1,096	$886	24%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The components of Subscription revenues are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(millions)			(millions)
Subscription revenues:
Video services	$1,764	$1,639	8%	$3,475	$3,241	7%
High-speed data	646	525	23%	1,258	1,018	24%
Digital Phone	169	57	196%	309	89	247%

Total Subscription revenues	$2,579	$2,221	16%	$5,042	$4,348	16%

     For the three and six months ended June 30, 2006, Subscription revenues increased due to the continued penetration of advanced services (primarily high-speed data services, advanced digital video services and Digital Phone), video rate increases and growth in subscriber levels. Aggregate revenues associated with TWC’s advanced digital video services, including Digital Tiers, Pay-Per-View, VOD, SVOD and DVRs, increased 21% for both the three and six months ended June 30, 2006 to $237 million and $454 million, respectively. Strong growth rates for high-speed data services and Digital Phone are expected to continue for the remainder of 2006.
     TWC subscriber counts include all billable subscribers for each level of service received. Basic cable subscribers include all subscribers who receive basic video cable service. Digital video subscribers reflect all subscribers who receive any level of video service received via digital technology. High-speed data subscribers include all subscribers who receive TWC’s Road Runner Internet service or any of the other Internet services offered by TWC. Digital Phone subscribers include all subscribers who receive telephony service. At June 30, 2006, as compared to June 30, 2005, basic cable subscribers increased 1.4% and totaled 11.057 million (including 1.579 million subscribers of unconsolidated investees, which are managed by TWC), digital video subscribers increased by 15% to 5.813 million (including 806,000 subscribers of unconsolidated investees, which are managed by TWC), residential high-speed data subscribers increased by 25% to 5.398 million (including 762,000 subscribers of unconsolidated investees, which are managed by TWC) and commercial high-speed data subscribers increased by 18% to 228,000 (including 28,000 subscribers of unconsolidated investees, which are managed by TWC). Additionally, Digital Phone

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
subscribers increased by 990,000 to 1.604 million (including 203,000 subscribers of unconsolidated investees, which are managed by TWC).
     For the three and six months ended June 30, 2006, costs of revenues increased 13% and 15%, respectively, and, as a percentage of revenues, were 44% and 45% for the three and six months ended June 30, 2006, respectively, compared to 45% for both the three and six months ended June 30, 2005. The increase in costs of revenues is primarily related to increases in video programming costs, telephony service costs and labor costs. For the three and six months ended June 30, 2006, video programming costs increased 9% in each period to $581 million and $1.139 billion, respectively, due primarily to contractual rate increases, the ongoing deployment of new digital video services and higher regional sports network programming costs. Programming costs for the six months ended June 30, 2006 include an $11 million benefit reflecting an adjustment in the amortization of certain launch support payments. In addition, programming costs for the three and six months ended June 30, 2005 included a $14 million charge related to the resolution of contractual terms with a program vendor. Video programming costs are expected to increase during the remainder of 2006 at a rate higher than that experienced during the first half of 2006, reflecting contractual rate increases, subscriber growth and the continued expansion of service offerings. For the three and six months ended June 30, 2006, telephony service costs increased approximately $51 million and $98 million, respectively, due to the growth in Digital Phone subscribers. Labor costs increased primarily due to salary increases and higher headcount resulting from the roll-out of advanced services. For the three and six months ended June 30, 2006, these increases in costs of revenues were partially offset by a $10 million benefit related to third-party maintenance support payment fees, reflecting the resolution of terms with an equipment vendor, and for the six months ended June 30, 2006, the increase was partially offset by an $18 million benefit (with an additional $5 million benefit recorded in selling, general and administrative expenses) due to changes in estimates related to certain medical benefit accruals.
     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2006 is primarily the result of higher labor and administrative costs due to increased headcount resulting from the continued roll-out of advanced services and salary increases and an $11 million charge (with an additional $2 million charge included in costs of revenues) reflecting an adjustment to prior period facility rent expense. The six months ended June 30, 2005 also included a $9 million reserve related to legal matters.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” during the three and six months ended June 30, 2006, the Cable segment expensed approximately $8 million and $12 million, respectively, of non-capitalizable merger-related costs associated with the Adelphia Acquisition, the TWC and TWE redemptions and the Cable Swaps. Such costs are expected to continue into the third quarter of 2006. Closing of these transactions occurred on July 31, 2006. In addition, the results for the three and six months ended June 30, 2006 include approximately $4 million and $10 million, respectively, of restructuring costs, primarily due to a reduction in headcount associated with efforts to reorganize TWC’s operations in a more efficient manner. The results for the three and six months ended June 30, 2005 included $13 million and $30 million, respectively, of restructuring costs, primarily associated with the early retirement of certain senior executives. These actions are part of TWC’s broader plans to simplify its organizational structure and enhance its customer focus. TWC is in the process of executing these initiatives and expects to incur additional costs as these plans are implemented throughout 2006.
     Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2006 increased principally as a result of revenue growth (particularly high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses as discussed above.
     Operating Income for the three and six months ended June 30, 2006 increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, partially offset by an increase in depreciation expense. Depreciation expense increased primarily due to demand-driven increases in customer premise equipment purchases in recent years, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.
     As a result of the Adelphia Acquisition, the Company anticipates that the Cable segment’s subscriber counts, revenues, expenses, Operating Income before Depreciation and Amortization and Operating Income will increase during the remainder of 2006 compared to the similar prior year periods.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(recast)			(recast)
		(millions)			(millions)
Revenues:
Advertising	$1	$2	(50%)	$1	$5	(80%)
Content	2,296	2,585	(11%)	5,005	5,536	(10%)
Other	66	49	35%	136	109	25%

Total revenues	2,363	2,636	(10%)	5,142	5,650	(9%)
Costs of revenues(a)	(1,741)	(2,033)	(14%)	(3,685)	(4,260)	(13%)
Selling, general and administrative(a)	(391)	(394)	(1%)	(767)	(798)	(4%)
Restructuring costs	(2)	—	NM	(4)	—	NM

Operating Income before Depreciation and Amortization	229	209	10%	686	592	16%
Depreciation	(34)	(30)	13%	(68)	(60)	13%
Amortization	(54)	(52)	4%	(109)	(104)	5%

Operating Income	$141	$127	11%	$509	$428	19%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues decreased during the three and six months ended June 30, 2006 primarily as a result of declines from theatrical product, which is content made available for initial airing in theaters. The components of Content revenues are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(millions)			(millions)
Theatrical product:
Theatrical film	$263	$333	(21%)	$624	$798	(22%)
Television licensing	406	457	(11%)	738	890	(17%)
Home video	592	770	(23%)	1,558	1,727	(10%)

Total theatrical product	1,261	1,560	(19%)	2,920	3,415	(14%)

Television product:
Television licensing	734	603	22%	1,489	1,350	10%
Home video	179	293	(39%)	357	537	(34%)

Total television product	913	896	2%	1,846	1,887	(2%)

Consumer product and other	122	129	(5%)	239	234	2%

Total Content revenues	$2,296	$2,585	(11%)	$5,005	$5,536	(10%)

     The decline in theatrical film revenues for the three and six months ended June 30, 2006 was due primarily to difficult comparisons to the 2005 release slate, which included the release of Batman Begins in the three months ended June 30, 2005 and for the six months ended June 30, 2005 included the release of Constantine as well as carryover from Ocean’s Twelve. The 2006 release slate included the June 28, 2006 domestic release of Superman Returns and the international carryover of Harry Potter and the Goblet of Fire for the six months ended June 30, 2006. The decrease in theatrical product revenues from television licensing for the three and six months ended June 30, 2006 primarily related to the timing and quantity of various availabilities, including Harry Potter and other significant titles in 2005. Home video sales of theatrical product declined primarily due to difficult comparisons for the three months ended June 30, 2006 as the similar period in the prior year included the home video releases of Ocean’s Twelve, The Aviator and Blade: Trinity.
     The increase in license fees from television product for the three and six months ended June 30, 2006 was primarily related to the initial off-network availability of the first three seasons of Without a Trace and second-cycle off-network non-continuance license arrangements for Friends. The decline in home video sales of television product for the three and six

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
months ended June 30, 2006 reflects difficult comparisons to the prior year, which included revenue from the releases of additional seasons of Seinfeld.
     The decrease in costs of revenues resulted primarily from lower film costs ($1.036 billion and $2.168 billion for the three and six months ended June 30, 2006, respectively, compared to $1.156 billion and $2.529 billion for the three and six months ended June 30, 2005, respectively) and lower advertising and print costs resulting from the quantity and mix of films released. Included in film costs are theatrical valuation adjustments, which decreased to $36 million from $57 million for the three months ended June 30, 2006 and 2005, respectively, and increased to $105 million from $95 million for the six months ended June 30, 2006 and 2005, respectively. Costs of revenues as a percentage of revenues decreased to 74% for the three months ended June 30, 2006 from 77% for the three months ended June 30, 2005, and to 72% for the six months ended June 30, 2006 from 75% for the six months ended June 30, 2005 due to the quantity and mix of product released.
     Selling, general and administrative expenses for the three and six months ended June 30, 2006 decreased primarily due to lower distribution fees and the impact of cost saving initiatives.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2006 include $2 million and $4 million, respectively, of restructuring charges as a result of changes in estimates of previously established restructuring accruals.
     Operating Income before Depreciation and Amortization and Operating Income for the three and six months ended June 30, 2006 increased as a result of lower costs of revenues and selling, general and administrative expenses, partially offset by the decline in revenues as discussed above. Operating Income before Depreciation and Amortization and Operating Income for the six months ended June 30, 2006 also included a benefit of $42 million from the sale of certain international film rights.
     The Company anticipates a decline in Operating Income before Depreciation and Amortization and Operating Income at the Filmed Entertainment segment for the second half of 2006 compared to the comparable prior year period due to difficult comparisons for both theatrical and television product.
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	% Change		6/30/06	6/30/05	% Change
		(recast)			(recast)	(recast)
		(millions)				(millions)
Revenues:
Subscription	$1,490	$1,365	9%		$2,952	$2,699	9%
Advertising	923	856	8%		1,666	1,537	8%
Content	234	218	7%		429	471	(9%	)
Other	47	40	18%		59	47	26%

Total revenues	2,694	2,479	9%		5,106	4,754	7%
Costs of revenues(a)	(1,416)	(1,346)	5%		(2,500)	(2,401)	4%
Selling, general and administrative(a)	(501)	(492)	2%		(960)	(918)	5%
Shutdown costs	(81)	—	NM		(81)	—	NM

Operating Income before Depreciation and Amortization	696	641	9%		1,565	1,435	9%
Depreciation	(70)	(57)	23%		(138)	(112)	23%
Amortization	(5)	(8)	(38%	)	(8)	(12)	(33%	)

Operating Income	$621	$576	8%		$1,419	$1,311	8%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     As previously discussed in “Recent Developments,” on May 12, 2006, the Company acquired the remaining 50% interest in Court TV that it did not already own from Liberty for $697 million in cash, net of cash acquired. As permitted by GAAP, Court TV results have been consolidated retroactive to the beginning of 2006. For the three and six months ended June 30, 2006, Court TV revenues were $65 million and $127 million, respectively, and Operating Income was $12 million and $22 million, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The increase in Subscription revenues for the three and six months ended June 30, 2006 was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at Turner and HBO, as well as the impact of the Court TV acquisition. The three and six months ended June 30, 2005 also included a $22 million benefit from the resolution of certain contractual agreements at Turner.
     The increase in Advertising revenues for the three and six months ended June 30, 2006 was driven primarily by the impact of the Court TV acquisition and higher CPMs (advertising cost per thousand viewers) and sellouts across Turner’s other networks, partially offset by a decline at The WB Network.
     The increase in Content revenues for the three months ended June 30, 2006 was primarily due to an increase in ancillary sales of HBO’s original programming. The decrease in Content revenues for the six months ended June 30, 2006 was primarily due to the absence of HBO’s licensing revenues from Everybody Loves Raymond, which ended its broadcast network run in 2005.
     Costs of revenues increased 5% for the three months ended June 30, 2006, and, as a percentage of revenues, were 53% and 54% for the three months ended June 30, 2006 and 2005, respectively. Costs of revenues increased 4% for the six months ended June 30, 2006, and, as a percentage of revenues, were 49% and 51% for the six months ended June 30, 2006 and 2005, respectively. For the three and six months ended June 30, 2006, the increase in costs of revenues was primarily attributable to an increase in programming costs. Programming costs increased to $1.044 billion for the three months ended June 30, 2006 compared to $992 million for the three months ended June 30, 2005 and to $1.819 billion for the six months ended June 30, 2006 compared to $1.709 billion for the six months ended June 30, 2005. The increase in programming expenses for the three and six months ended June 30, 2006 was primarily due to the impact of the Court TV acquisition, higher acquired theatrical and original programming costs at HBO and an increase in sports programming costs, particularly NBA-related, at Turner, partially offset in the three months ended June 30, 2006 by a decline at The WB Network.
     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2006 was primarily due to the impact of the Court TV acquisition, partially offset by decreases at The WB Network.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2006 include shutdown costs of $81 million, including $8 million related to employee terminations, $19 million related to contractual settlements and $54 million related to the termination of certain programming arrangements (primarily licensed movie rights). Included in the $54 million of costs to terminate programming arrangements is $29 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $25 million.
     In addition to the $54 million of costs to terminate programming arrangements, The WB Network has approximately $40 million primarily related to programming commitments, including $20 million of intercompany programming commitments, that are not expected to be contributed to The CW. In the event that such programming is unable to be sold or utilized in another manner, there will be additional restructuring charges associated with such programming incurred by The WB Network, offset by amounts recognized by other Time Warner divisions, related to any intercompany programming resulting in the potential for a net charge of approximately $20 million.
     Operating Income before Depreciation and Amortization and Operating Income increased for the three and six months ended June 30, 2006 primarily due to an increase in revenues, partially offset by higher costs of revenues and higher selling, general and administrative expenses, as described above.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	% Change		6/30/06	6/30/05	% Change
		(recast)				(recast)
		(millions)				(millions)
Revenues:
Subscription	$398	$421	(5%	)	$770	$802	(4%	)
Advertising	757	743	2%		1,340	1,314	2%
Content	19	25	(24%	)	39	45	(13%	)
Other	148	162	(9%	)	299	319	(6%	)

Total revenues	1,322	1,351	(2%	)	2,448	2,480	(1%	)
Costs of revenues (a)	(529)	(533)	(1%	)	(1,003)	(1,020)	(2%	)
Selling, general and administrative (a)	(499)	(512)	(3%	)	(1,023)	(1,022)	—
Gain on sale of assets	—	—	—		—	8	NM
Restructuring costs	(22)	—	NM		(34)	—	NM

Operating Income before Depreciation and Amortization	272	306	(11%	)	388	446	(13%	)
Depreciation	(28)	(30)	(7%	)	(58)	(63)	(8%	)
Amortization	(14)	(25)	(44%	)	(29)	(50)	(42%	)

Operating Income	$230	$251	(8%	)	$301	$333	(10%	)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three and six months ended June 30, 2006, Subscription revenues declined primarily as a result of the unfavorable effects of foreign currency exchange rates at IPC and a decline in Subscription revenues at Southern Living, primarily due to one fewer issue in 2006.
     For the three and six months ended June 30, 2006, Advertising revenues increased slightly due primarily to growth in online Advertising revenues, partially offset by a decline in magazine Advertising revenues. Magazine Advertising revenues declined for the three and six months ended June 30, 2006, reflecting lower Advertising revenues at IPC and certain magazines, including Southern Living, Entertainment Weekly, Sports Illustrated and Money, partly offset by contributions from the August 2005 acquisition of Grupo Editorial Expansión (“GEE”) and contributions from recent magazine launches.
     Other revenues decreased for the three months ended June 30, 2006, primarily due to declines at Synapse, a subscription marketing business, and declines in licensing revenues from AOL, partly offset by gains at Southern Living At Home. For the six months ended June 30, 2006, the decline in Other revenues was primarily due to declines at Southern Living At Home.
     Costs of revenues decreased 1% for the three months ended June 30, 2006 and, as a percentage of revenues, were 40% and 39% for the three months ended June 30, 2006 and 2005, respectively. Costs of revenues decreased 2% for the six months ended June 30, 2006 and, as a percentage of revenues, were 41% for the six months ended both June 30, 2006 and 2005. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 1% in each period to $477 million and to $899 million for the three and six months ended June 30, 2006, respectively, primarily due to print cost savings and the favorable effects of foreign currency exchange rates at IPC.
     Selling, general and administrative expenses decreased 3% for the three months ended June 30, 2006, primarily due to cost savings initiatives, a decline in magazine launch-related costs and the favorable effects of foreign currency exchange rates at IPC, partially offset by the inclusion of GEE. For the six months ended June 30, 2006, selling, general and administrative expenses were essentially flat due to the increase in advertising and marketing costs, primarily related to the inclusion of Essence and GEE, offset by costs savings and the favorable effects of foreign currency exchange rates at IPC.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2006 include $22 million and $34 million, respectively, of restructuring costs, primarily associated with continuing efforts to streamline operations. The results for the six months ended June 30, 2005 reflect an $8 million gain

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability.
     For the three and six months ended June 30, 2006, Operating Income before Depreciation and Amortization decreased primarily due to restructuring charges of $22 million and $34 million, respectively, and a decline in revenues, partially offset by cost reductions. In addition, for the six months ended June 30, 2006, Operating Income before Depreciation and Amortization declined due to the absence of the prior year gain related to the collection of a loan. Additionally, Operating Income before Depreciation and Amortization reflects $10 million and $18 million of lower start-up losses on magazine launches for the three and six months ended June 30, 2006, respectively.
     For the three and six months ended June 30, 2006, Operating Income decreased primarily due to the changes in Operating Income before Depreciation and Amortization discussed above, partially offset by the decline in amortization expense as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005. This increase was partially offset by amortization from certain indefinite-lived trade name intangibles being assigned a finite life beginning in the first quarter of 2006.
     As discussed in “Recent Developments,” on March 31, 2006, the Company sold TWBG to Hachette for $524 million in cash, resulting in a pretax gain of approximately $194 million, after taking into account selling costs and estimated working capital adjustments. TWBG has been reflected as discontinued operations for all periods presented.
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	% Change		6/30/06	6/30/05	% Change
		(recast)				(recast)
		(millions)				(millions)
Amounts related to securities litigation and government investigations	$(32)	$(3,003)	(99%	)	$(61)	$(3,009)	(98%	)
Selling, general and administrative (a)	(94)	(107)	(12%	)	(206)	(220)	(6%	)
Gain on sale of assets	—	—	—		20	—	NM
Restructuring costs	—	—	—		(5)	—	NM

Operating Loss before Depreciation and Amortization	(126)	(3,110)	(96%	)	(252)	(3,229)	(92%	)
Depreciation	(9)	(10)	(10%	)	(22)	(19)	16%

Operating Loss	$(135)	$(3,120)	(96%	)	$(274)	$(3,248)	(92%	)

(a)	Selling, general and administrative expenses exclude depreciation.
     As previously discussed, the Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $35 million and $114 million for the three and six months ended June 30, 2006, respectively, and $3.013 billion and $3.025 billion for the three and six months ended June 30, 2005, respectively. In addition, the Company recognized insurance recoveries of $3 million and $53 million for the three and six months ended June 30, 2006, respectively, and $10 million and $16 million for the three and six months ended June 30, 2005, respectively. Legal and other professional fees are expected to continue to be incurred in future periods (Note 1).
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the six months ended June 30, 2006 include approximately $5 million of restructuring costs and a gain of approximately $20 million on the sale of two aircraft.
     Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss declined for the three and six months ended June 30, 2006, due primarily to a tax credit and decreases in compensation, insurance and transactional costs, partially offset by higher professional and financial advisory services costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     At June 30, 2006, Time Warner had $23.469 billion of debt, $1.244 billion of cash and equivalents (net debt of $22.225 billion, defined as total debt less cash and equivalents) and $59.307 billion of shareholders’ equity, compared to $20.330 billion of debt, $4.220 billion of cash and equivalents (net debt of $16.110 billion) and $65.141 billion of shareholders’ equity at December 31, 2005.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2005 to June 30, 2006 (millions):

Net debt at December 31, 2005	$16,110
Cash provided by operations	(4,157)
Capital expenditures and product development costs	1,736
Dividends paid to common shareholders	435
Common stock repurchases	9,300
Prepaid stock repurchase contracts	340
Acquisition of the remaining interest in Court TV, net of cash acquired	697
Acquisition of the remaining interest in Synapse	140
Proceeds from the issuance of a 5% equity interest by AOL	(1,000)
Proceeds from the sale of Time Warner Book Group	(524)
Proceeds from the sale of Turner South	(371)
Proceeds from the sale of a portion of the Company’s interest in Time Warner Telecom	(239)
All other, net	(242)

Net debt at June 30, 2006 (a)	$22,225

(a)	Included in the net debt balance is approximately $238 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.
     As noted in “Overview — Recent Developments,” Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1, and expects it will have purchased approximately $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through August 1, 2006, the Company repurchased approximately 675 million shares of common stock for approximately $11.7 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, including approximately 206 million shares of common stock for approximately $3.5 billion purchased under the prepaid stock repurchase contracts discussed in the following paragraph.
     In May 2006, in connection with the Company’s stock repurchase program, the Company entered into prepaid stock repurchase contracts with a number of counterparties that provided for repurchases to be effected over a three-month period, or longer, depending on the share price of the Company’s common stock. In connection with entering into the prepaid stock repurchase contracts, the Company made an aggregate payment of approximately $3.6 billion and receives shares of the Company’s common stock at the end of each repurchase contract term at prices based on a formula that is expected to deliver an effective, average repurchase price per share below the volume weighted-average price of the common stock over the term of the relevant contract. Such contracts may be cancelled by Time Warner at any time, at which point the counterparty is required to refund any unused amount. The majority of the $3.6 billion prepayment was funded through borrowings under the Company’s revolving credit facility and/or commercial paper programs. Through June 30, 2006, the Company has repurchased approximately 187 million shares of common stock for approximately $3.2 billion under the prepaid stock repurchase contracts. As of June 30, 2006, the unused portion of the prepayment was approximately $340 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. Through August 1, 2006, the Company has repurchased approximately 206 million shares of common stock for approximately $3.5 billion under the prepaid stock repurchase contracts (Note 8).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     On July 31, 2006, TW NY, a subsidiary of TWC, acquired assets of Adelphia for a combination of cash and stock of TWC. TWC also redeemed Comcast’s interests in TWC and TWE and exchanged certain cable systems with Comcast. For additional details, see “Overview — Recent Developments.”
     In connection with the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, that was funded by an intercompany loan from TWC and the proceeds of the private placement issuance by TW NY of $300 million of non-voting Series A Preferred Equity Membership Units with a mandatory redemption date of August 1, 2013 and a cash dividend of 8.21% per annum. The intercompany loan was financed by borrowings under TWC’s $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”) and TWC’s two $4.0 billion term loan facilities (collectively with the Cable Revolving Facility, the “Cable Facilities”), with maturity dates of February 24, 2009 and February 21, 2011, respectively, and the issuance of TWC commercial paper. In connection with the redemption of Comcast’s interest in TWC, Comcast received 100% of the capital stock of a subsidiary of TWC holding both cable systems and approximately $1.9 billion in cash that was funded through the issuance of TWC commercial paper and borrowings under the Cable Revolving Facility. In addition, in connection with the redemption of Comcast’s interest in TWE, Comcast received 100% of the equity interests in a subsidiary of TWE holding both cable systems and approximately $147 million in cash that was funded by cash on hand. Following these transactions, TWC, Comcast and their respective subsidiaries also swapped certain cable systems and TW NY paid Comcast approximately $67 million for certain adjustments related to the Cable Swaps.
     As discussed in more detail below, management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments and the common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents, available borrowing capacity under its committed credit facilities of $2.588 billion at Time Warner Inc. and $13.086 billion at TWC as of June 30, 2006 (including $10.0 billion at TWC that did not become available until the time of the Adelphia Acquisition), and availability under its commercial paper programs. After considering the $10.701 billion that was used for the Adelphia Acquisition, the TWC and TWE redemptions, and the Cable Swaps, the available borrowing capacity under committed credit facilities as of June 30, 2006 would have been approximately $2.588 billion for Time Warner Inc. and approximately $2.385 billion for TWC. The Company may use a portion of its available borrowing capacity to refinance approximately $546 million of debt maturing during the remainder of 2006.
     With the closing of the Adelphia Acquisition, the redemptions of Comcast’s interests in TWC and TWE and the accelerated pace of purchases under the common stock repurchase program, the Company’s outstanding debt has increased substantially. Accordingly, cash paid for interest is expected to negatively impact cash provided by operating activities.
Cash Flows
     Cash and equivalents decreased by $2.976 billion and increased by $1.453 billion for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash and equivalents for the six months ended June 30, 2006 is primarily due to repurchases of common stock totaling $9.3 billion and $340 million of cash advanced under prepaid stock repurchase contracts, for which shares had not been repurchased at June 30, 2006, in connection with the Company’s common stock repurchase program during the first six months of 2006. The increase in cash and equivalents for the six months ended June 30, 2005 is primarily due to proceeds from the sale of the Company’s remaining interest in Google during the first six months of 2005. Components of these changes are discussed in more detail in the pages that follow.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Operating Activities
     Details of cash provided by operations are as follows:

	Six Months Ended
	6/30/06	6/30/05
		(recast)
	(millions)
Operating Income before Depreciation and Amortization	$5,323	$1,974
Amounts related to securities litigation and government investigations(a):
Legal reserves	—	3,000
Cash payments, net of recoveries	(166)	(300)
Noncash asset impairments	—	24
Net interest payments (b)	(690)	(708)
Net income taxes paid (c)	(206)	(261)
Noncash equity-based compensation	161	213
Adjustments relating to discontinued operations (d)	2	10
Merger and restructuring payments (e)	(112)	(79)
All other, net, including working capital changes	(155)	(441)

Cash provided by operations	$4,157	$3,432

(a)	2006 includes approximately $383 million paid for securities litigation, partially offset by approximately $215 million of insurance recoveries. 2005 includes a reserve of $3.0 billion related to securities litigation, offset by approximately $300 million paid for government investigations.

(b)	Includes interest income received of $87 million and $99 million in 2006 and 2005, respectively.

(c)	Includes income tax refunds received of $26 million and $47 million in 2006 and 2005, respectively.

(d)	Includes net income from discontinued operations of $374 million and $23 million in 2006 and 2005, respectively. Amounts also include working capital-related adjustments associated with discontinued operations of $(372) million and $(13) million in 2006 and 2005, respectively.

(e)	Includes payments for restructuring and merger-related costs, as well as payments for certain other merger-related liabilities.
     Cash provided by operations increased to $4.157 billion in 2006 compared to $3.432 billion in 2005. The increase in cash provided by operations is related primarily to a reduction in payments made in connection with the settlements in the securities litigation and the government investigations, an increase in Operating Income before Depreciation and Amortization and a decrease in cash used for working capital. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables, partially offset by the timing of accounts payable and accrual payments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Investing Activities
     Details of cash used by investing activities are as follows:

	Six Months Ended
	6/30/06	6/30/05
	(millions)
Investments and acquisitions, net of cash acquired:
Essence	$—	$(128)
Court TV	(697)	—
Synapse(a)	(140)	—
All other, principally funding of joint ventures	(178)	(130)
Capital expenditures and product development costs from continuing operations	(1,736)	(1,446)
Capital expenditures and product development costs from discontinued operations	—	(2)
Proceeds from the sale of other available-for-sale securities	23	36
Proceeds from the sale of the Company’s remaining interest in Google	—	940
Proceeds from the issuance of a 5% equity interest by AOL	1,000	—
Proceeds from the sale of Time Warner Book Group	524	—
Proceeds from the sale of Turner South	371	—
Proceeds from the sale of a portion of the Company’s interest in Time Warner Telecom	239	—
Proceeds from the sale of the WMG Option	—	138
All other investment and asset sale proceeds	95	230

Cash used by investing activities	$(499)	$(362)

(a)	Represents purchase of remaining interest in Synapse Group Inc.
     Cash used by investing activities increased to $499 million in 2006 compared to $362 million in 2005. The increase in cash used by investing activities is primarily due to an increase in capital expenditures and product development costs, principally at the Company’s Cable segment, the purchase of the remaining 50% interest in Court TV that the Company did not already own and the absence of the proceeds from the 2005 sale of the Company’s remaining interest in Google, partially offset by proceeds from the issuance of a 5% equity interest by AOL and proceeds from the sales of TWBG, Turner South and a portion of the Company’s interest in Time Warner Telecom.
Financing Activities
     Details of cash used by financing activities are as follows:

	Six Months Ended
	6/30/06	6/30/05
		(recast)
	(millions)
Borrowings	$4,818	$1
Debt repayments	(1,667)	(1,835)
Proceeds from exercise of stock options	306	158
Excess tax benefit on stock options	47	31
Principal payments on capital leases	(47)	(67)
Repurchases of common stock	(9,300)	—
Prepaid stock repurchase contracts	(340)	—
Dividends paid	(435)	—
Other financing activities	(16)	95

Cash used by financing activities	$(6,634)	$(1,617)

     Cash used by financing activities increased to $6.634 billion in 2006 compared to $1.617 billion in 2005. The increase in cash used by financing activities is due principally to repurchases of common stock made in connection with the Company’s common stock repurchase program, including repurchases made under prepaid stock repurchase contracts, and dividends paid to common stock shareholders in 2006, partially offset by an increase in borrowings.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
AOL Term Loan
     On April 13, 2006, TW AOL Holdings Inc., a wholly-owned subsidiary of Time Warner, entered into a $500 million term loan with a maturity date of April 13, 2009 (the “AOL Facility”). Simultaneous with the Google investment of $1 billion for a 5% equity interest in AOL Holdings LLC, a subsidiary of TW AOL Holdings Inc. and the parent of AOL, the obligations under the AOL Facility were assigned by TW AOL Holdings Inc. to AOL Holdings LLC and by AOL Holdings LLC to AOL. The AOL Facility is not guaranteed by Time Warner. Borrowings under the AOL Facility bear interest at a rate based on the credit rating of Time Warner, which rate is currently LIBOR plus 0.45% per annum. The AOL Facility includes a maximum leverage ratio covenant restricting consolidated total debt of AOL to 4.5 times the consolidated EBITDA (as defined in the credit agreement) of AOL (excluding AOL guarantees of Time Warner’s and its other subsidiaries’ debt obligations). The AOL Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representation specifically relating to a material adverse change in Time Warner’s or AOL’s financial condition or results of operations. The proceeds of the AOL Facility were used to pay off $500 million of the $1 billion aggregate principal amount of 6.125% Time Warner notes, which became due on April 15, 2006. As of June 30, 2006, the outstanding principal balance of the AOL Facility was $170 million.
Capital Expenditures and Product Development Costs
     Time Warner’s total capital expenditures and product development costs from continuing operations were $1.736 billion for the six months ended June 30, 2006 compared to $1.446 billion for the six months ended June 30, 2005. The majority of capital expenditures and product development costs relate to the Company’s Cable segment, which had capital expenditures of $1.066 billion for the six months ended June 30, 2006 as compared to $899 million for the six months ended June 30, 2005.
     The Cable segment’s capital expenditures include the following major components:

	Six Months Ended
	6/30/06	6/30/05
	(millions)
Cable Segment Capital Expenditures
Customer premise equipment	$536	$431
Scalable infrastructure	151	118
Line extensions	132	130
Upgrades/rebuilds	47	69
Support capital	200	151

Total capital expenditures	$1,066	$899

     TWC incurs expenditures associated with the construction and maintenance of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, direct labor, overhead and, in some cases, interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Major categories of capitalized expenditures include customer premise equipment, scalable infrastructure, line extensions, plant upgrades and rebuilds, and support capital. With respect to customer premise equipment, which includes converters and cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives. For converters and modems, the useful life is 3 to 4 years, and, for plant upgrades, the useful life is up to 16 years.
     The increase in capital expenditures in 2006 is primarily associated with the continued roll-out of TWC’s advanced digital services, including Digital Phone, and continued growth in high-speed data services.
     As a result of the Adelphia Acquisition, the Company anticipates a significant increase in capital expenditures during the remainder of 2006 as a result of the integration of the acquired systems, including certain anticipated upgrades.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Backlog
     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.7 billion and $4.5 billion at June 30, 2006 and December 31, 2005, respectively. Included in these amounts is licensing of film product from one Time Warner division to another Time Warner division in the amount of $836 million and $774 million at June 30, 2006 and December 31, 2005, respectively.
Selected Investment Information
Cable Joint Venture
     As previously reported, following restructurings in 2004 and 2005, TKCCP is a 50-50 joint venture between TWE-A/N (a partnership of TWE and the Advance/Newhouse Partnership) and Comcast serving approximately 1.579 million basic video subscribers as of June 30, 2006. Since June 1, 2006, each of TWC and Comcast could trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the partnership’s systems – one pool consisting of the Houston systems (which included approximately 790,000 subscribers as of June 30, 2006) and the other consisting of the Kansas City, Southwest Texas and New Mexico systems (which included approximately 789,000 subscribers as of June 30, 2006). The party triggering the dissolution would own the remaining pool of systems and any debt allocated to that pool. The party triggering the dissolution also determines the allocation of the partnership’s debt between the two pools in connection with triggering the dissolution.
     On July 3, 2006, Comcast notified TWC of its election to dissolve TKCCP and its allocation of all of TKCCP’s debt, totaling approximately $2 billion, to the Houston cable systems. On August 1, 2006, TWC notified Comcast that it had selected the pool consisting of the Kansas City, Southwest Texas and New Mexico systems. As a result, Comcast will be required to refinance the debt allocated to the Houston pool, which includes approximately $600 million of debt owed to each of TWE-A/N and Comcast (for an aggregate of $1.2 billion of debt owed to the partners), within 60 days after the date that TWC exercised its selection right. The consummation of the dissolution of TKCCP is subject to customary closing conditions, including regulatory and franchise review and approvals. Time Warner expects the transaction to close during the first quarter of 2007. Effective July 1, 2006, the economic return to TWC on its interest in TKCCP will track the performance of the Kansas City, Southwest Texas and New Mexico pool, and TWC will no longer reflect any benefits of ownership from the Houston pool (Note 4).
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K and the March 2006 Form 10-Q, which should be read in conjunction with this report (as updated by Item 1A, “Risk Factors,” in Part II of this report), and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K and the March 2006 Form 10-Q (as updated by Item 1A, “Risk Factors,” in Part II of this report), as well as:
•	decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings;

•	the failure to meet earnings expectations;

•	the impacts of significant acquisitions, dispositions and other similar transactions;

•	economic slowdowns;

•	the impact of terrorist acts and hostilities; and

•	changes in the Company’s plans, strategies and intentions.
     For Time Warner’s AOL business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K and the March 2006 Form 10-Q, as updated by Item 1A, “Risk Factors,” in Part II of this report, as well as:
•	the ability to maintain or enter into new content, electronic commerce or marketing arrangements and the risk that the cost of such arrangements may increase; and

•	the risks relating to changes in U.S. and international regulatory environments affecting interactive services.
     For Time Warner’s cable business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, as well as:
•	increases in government regulation of video services, including regulation that limits cable operators’ ability to raise rates or that dictates set-top box or other equipment features, functionalities or specifications;

•	increased difficulty in obtaining franchise renewals;

•	unanticipated funding obligations relating to its cable joint ventures;

•	a future decision by the FCC or Congress to require cable operators to contribute to the federal “Universal Service Fund” based on the provision of cable modem service, which could raise the price of cable modem service; and

•	the award of franchises or similar grants of rights through state or federal legislation that would allow competitors of cable providers to offer video service on terms substantially more favorable than those afforded existing cable operators (e.g., without the need to obtain local franchise approval or to comply with local franchising regulations as cable operators currently must).

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2006	2005
		(recast)
	(millions)
ASSETS
Current assets
Cash and equivalents	$1,244	$4,220
Restricted cash	73	—
Receivables, less allowances of $1.949 and $2.061 billion	5,600	6,546
Inventories	1,804	2,041
Prepaid expenses and other current assets	1,355	892
Current assets of discontinued operations	—	351

Total current assets	10,076	14,050
Noncurrent inventories and film costs	4,580	4,597
Investments, including available-for-sale securities	3,247	3,518
Property, plant and equipment, net	14,119	13,664
Intangible assets subject to amortization, net	4,534	3,492
Intangible assets not subject to amortization	38,437	39,685
Goodwill	41,457	40,234
Other assets	3,142	3,120
Noncurrent assets of discontinued operations	—	383

Total assets	$119,592	$122,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$889	$1,207
Participations payable	2,451	2,401
Royalties and programming costs payable	998	946
Deferred revenue	1,550	1,473
Debt due within one year	73	92
Other current liabilities	5,064	6,158
Current liabilities of discontinued operations	70	230

Total current liabilities	11,095	12,507
Long-term debt	23,396	20,238
Deferred income taxes	13,967	13,045
Deferred revenue	651	681
Other liabilities	5,112	5,369
Noncurrent liabilities of discontinued operations	7	15
Minority interests	6,057	5,747
Commitments and contingencies (Note 12)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 92.6 and 87.2 million shares issued and outstanding	1	1
Time Warner common stock, $0.01 par value, 4.729 and 4.706 billion shares issued and 3.990 and 4.498 billion shares outstanding	47	47
Paid-in-capital	169,755	168,635
Treasury stock, at cost (739.0 and 208.0 million shares)	(14,659)	(5,463)
Accumulated other comprehensive gain (loss), net	151	(64)
Accumulated deficit	(95,988)	(98,015)

Total shareholders’ equity	59,307	65,141

Total liabilities and shareholders’ equity	$119,592	$122,743

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions, except per share amounts)
Revenues:
Subscription	$5,861	$5,611	$11,542	$11,096
Advertising	2,239	2,016	4,041	3,661
Content	2,306	2,674	5,062	5,650
Other	302	284	574	541

Total revenues (a)	10,708	10,585	21,219	20,948
Costs of revenues (a)	(6,022)	(6,173)	(11,864)	(12,087)
Selling, general and administrative (a)	(2,622)	(2,568)	(5,245)	(5,155)
Amortization of intangible assets	(135)	(151)	(268)	(299)
Amounts related to securities litigation and government investigations	(32)	(3,003)	(61)	(3,009)
Merger-related, restructuring and shutdown costs	(103)	(11)	(133)	(23)
Asset impairments	—	—	—	(24)
Gains on disposal of assets, net	—	8	22	18

Operating income (loss)	1,794	(1,313)	3,670	369
Interest expense, net (a)	(337)	(324)	(636)	(670)
Other income, net	49	989	360	1,100
Minority interest expense, net	(114)	(69)	(196)	(123)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	1,392	(717)	3,198	676
Income tax benefit (provision)	(527)	292	(1,135)	(193)

Income (loss) before discontinued operations and cumulative effect of accounting change	865	(425)	2,063	483
Discontinued operations, net of tax	142	16	374	23

Income (loss) before cumulative effect of accounting change	1,007	(409)	2,437	506
Cumulative effect of accounting change, net of tax	—	—	25	—

Net income (loss)	$1,007	$(409)	$2,462	$506

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.20	$(0.09)	$0.47	$0.10
Discontinued operations	0.04	—	0.09	0.01
Cumulative effect of accounting change	—	—	—	—

Basic net income (loss) per common share	$0.24	$(0.09)	$0.56	$0.11

Average basic common shares	4,227.9	4,683.1	4,363.7	4,636.6

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.20	$(0.09)	$0.47	$0.10
Discontinued operations	0.04	—	0.09	0.01
Cumulative effect of accounting change	—	—	—	—

Diluted net income (loss) per common share	$0.24	$(0.09)	$0.56	$0.11

Average diluted common shares	4,266.2	4,683.1	4,405.7	4,725.6

Cash dividends declared per share of common stock	$0.05	$—	$0.10	$—

(a) Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$72	$64	$155	$132
Costs of revenues	(61)	(56)	(115)	(104)
Selling, general and administrative	10	9	20	17
Interest income, net	13	8	24	15
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2006	2005
		(recast)
	(millions)
OPERATIONS
Net income(a)	$2,462	$506
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	—
Depreciation and amortization	1,653	1,605
Amortization of film costs	1,564	1,675
Asset impairments	—	24
Gain on investments and other assets, net	(321)	(1,074)
Equity in income of investee companies, net of cash distributions	(28)	(33)
Equity-based compensation	161	213
Amounts related to securities litigation and government investigations(b)	(166)	2,700
Changes in operating assets and liabilities, net of acquisitions	(771)	(2,171)
Adjustments relating to discontinued operations	(372)	(13)

Cash provided by operations(c)	4,157	3,432

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(1,015)	(258)
Capital expenditures and product development costs	(1,736)	(1,446)
Capital expenditures from discontinued operations	—	(2)
Investment proceeds from available-for-sale securities	23	976
Other investment proceeds	2,229	368

Cash used by investing activities	(499)	(362)

FINANCING ACTIVITIES
Borrowings	4,818	1
Debt repayments	(1,667)	(1,835)
Proceeds from exercise of stock options	306	158
Excess tax benefit on stock options	47	31
Principal payments on capital leases	(47)	(67)
Repurchases of common stock	(9,300)	—
Prepaid stock repurchase contracts	(340)	—
Dividends paid	(435)	—
Other	(16)	95

Cash used by financing activities	(6,634)	(1,617)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,976)	1,453
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,220	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$1,244	$7,592

(a)	For the six months ended June 30, 2006 and 2005, respectively, includes net income from discontinued operations of $374 million and $23 million.

(b)	For the six months ended June 30, 2005, includes a $300 million payment related to the government investigations.

(c)	For the six months ended June 30, 2006 and 2005, includes an approximate $181 million source of cash and $36 million use of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited)

	2006	2005
		(recast)
	(millions)
BALANCE AT BEGINNING OF PERIOD	$65,141	$63,349
Net income	2,462	506
Other comprehensive income (loss)	215	(476)

Comprehensive income(a)	2,677	30
Conversion of mandatorily convertible preferred stock	—	1,500
Cash dividends ($0.10 per common share)	(435)	—
Common stock repurchases	(9,191)	—
Gain on issuance of a 5% equity interest by AOL	801	—
Other(b)	314	231

BALANCE AT END OF PERIOD	$59,307	$65,110

(a)	Comprehensive income (loss) was $1.175 billion and $(868) million for the three months ended June 30, 2006 and 2005, respectively.

(b)	For the six months ended June 30, 2006, includes approximately $263 million pursuant to stock option and other benefit plans and an approximate $17 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $7 million). For the six months ended June 30, 2005, primarily includes approximately $248 million pursuant to stock option and other benefit plans and an approximate $23 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of related income tax benefit of approximately $9 million).
See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT TRANSACTIONS
Description of Business and Basis of Presentation
Description of Business
     Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks and publishing. Time Warner classifies its business interests into five reportable segments: AOL: consisting principally of interactive services; Cable: consisting principally of interests in cable systems that provide video, high-speed data and Digital Phone services; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; Networks: consisting principally of cable television and broadcast networks; and Publishing: consisting principally of magazine publishing. Financial information for Time Warner’s various reportable segments is presented in Note 11.
     On April 3, 2006, America Online, Inc. converted to a Delaware limited liability company and changed its name to AOL LLC (together with its subsidiaries, “AOL”).
Amounts Related to Securities Litigation
     As previously disclosed, in July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 12. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid in connection with the settlement of its Securities and Exchange Commission (“SEC”) investigation will be distributed to investors through the settlement pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006.
     During the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters (including suits brought by individual shareholders) described in Note 12 that are pending against the Company. As of July 31, 2006, the Company has reached agreements to resolve the actions alleging violations of the Employee Retirement Income Security Act (“ERISA”) and the derivative actions, both of which have received preliminary court approval, but which remain subject to final court approval, as well as certain of the individual suits. Of the $600 million reserve, through July 31, 2006, the Company has paid, or has agreed to pay, approximately $358 million, after considering probable insurance recoveries, to settle certain of these claims. The Company also has engaged in, or may in the future engage in, mediation in an attempt to resolve the remaining cases brought by shareholders who elected to “opt out” of the settlement in the consolidated securities class action. The mediation efforts conducted to date have not been fruitful in certain of these matters. Accordingly, trials are possible in these matters, for which plaintiffs have claimed several billion dollars in aggregated damages. The Company intends to defend these lawsuits vigorously, including through trial. It is possible, however, that the ultimate amount paid to resolve all unsettled litigation in these matters could be materially greater than the remaining reserve (Note 12).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries of $3 million and $53 million for the three and six months ended June 30, 2006, respectively, and $10 million and $16 million for the three and six months ended June 30, 2005, respectively. In 2005, the Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which was collected in the first quarter of 2006.
Government Investigations
     As previously disclosed by the Company, the DOJ and the SEC have resolved their investigations into the accounting and disclosure practices of the Company, the former through a deferred prosecution agreement entered into in December 2004 for a two-year period, and the latter through a settlement agreement that was approved by the SEC in March 2005. These resolutions are described in more detail in Note 12. The historical accounting adjustments related thereto were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
     With respect to the $300 million that was placed into an SEC Fair Fund as a condition of the SEC settlement, the district court judge presiding over that fund has approved the SEC’s plan to distribute those monies to investors through the consolidated class action settlement, as provided in its order.
     Under the terms of the Company’s settlement with the SEC, the Company agreed to the appointment of an independent examiner to review whether the Company’s historical accounting for transactions with 17 counterparties, which were identified by the SEC staff, was in conformity with U.S. generally accepted accounting principles (“GAAP”). The transactions subject to review were entered into between June 1, 2000 and December 31, 2001 (but including subsequent amendments thereto), and principally involve online advertising revenues, as well as three cable programming affiliation agreements with related advertising elements. Revenue related to the 17 transactions principally was recognized prior to January 1, 2002. The independent examiner has been engaged in his review, and, under the terms of the SEC settlement, is required to provide a report to the Company’s audit and finance committee of his conclusions, which is expected to occur during the third quarter of 2006. At present, the Company is not aware of any conclusions yet reached by the independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.
Basis of Presentation
Basis of Consolidation
     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Time Warner and all entities in which Time Warner has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIE”) required to be consolidated in accordance with GAAP. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
     The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions pursuant to the SEC’s Staff Accounting Bulletin No. 51, Accounting for the Sales of Stock of a Subsidiary (“SAB 51”).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in Basis of Presentation
     The 2005 financial statements have been recast so that the basis of presentation is consistent with that of 2006. Specifically, the amounts have been recast for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), a change in accounting principle for recognizing programming inventory costs at HBO and certain discontinued operations.
Stock-Based Compensation
     The Company has adopted the provisions of FAS 123R as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
     Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123. The following tables set forth the increase (decrease) to the Company’s consolidated statements of operations and balance sheets as a result of the adoption of FAS 123R for the three and six months ended June 30, 2005 and for the years ended December 31, 2005 and 2004 (in millions, except per share amounts):

	Impact of Change for Adoption of FAS 123R
	For the Three	For the Six
	Months Ended	Months Ended	For the Year Ended
	June 30, 2005	June 30, 2005	December 31, 2005	December 31, 2004
	(millions)
Consolidated Statement of Operations
Operating Income	$(69)	$(196)	$(316)	$(540)
Income before income taxes, discontinued operations and cumulative effect of accounting change	(67)	(188)	(304)	(525)
Net income	(97)	(171)	(242)	(298)
Net income per share (basic)	$(0.02)	$(0.04)	$(0.05)	$(0.07)
Net income per share (diluted)	$(0.02)	$(0.04)	$(0.05)	$(0.06)

	Impact of Change
	for adoption of FAS 123R
	December 31, 2005	December 31, 2004
	(millions)
	increase (decrease)
Consolidated Balance Sheet
Deferred income tax liabilities, net	$(2,206)	$(2,360)
Minority interest, net	(37)	(30)
Shareholders’ equity	2,243	2,390

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Additionally, when recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. Accordingly, a pretax cumulative effect adjustment totaling $40 million ($25 million, net of tax) has been recorded for the six months ended June 30, 2006 to adjust for awards granted prior to January 1, 2006 that are not expected to vest.
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
     Since this change involves a revision to an inventory costing principle, the change is reflected retrospectively for all prior periods presented, including the impact that such a change has on retained earnings for the earliest year presented. Although it was not practical for the Company to continue to calculate its programming costs using the prior methodology, the Company believes that the statement of operations for the three and six months ended June 30, 2006 would not have been materially different if the prior methodology had been applied. The following tables set forth certain changes to the Company’s consolidated statements of operations and balance sheets as a result of the change in the method of accounting for HBO’s programming inventory costs for the three and six months ended June 30, 2005 and for the years ended December 31, 2005 and 2004 (in millions, except per share amounts):

	Three Months Ended June 30, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions)
Consolidated Statement of Operations
Costs of revenues	$(6,187)	$14	$(6,173)
Operating Income	(1,327)	14	(1,313)
Income before income taxes, discontinued operations and cumulative effect of accounting change	(731)	14	(717)
Net income	(418)	9	(409)
Net income per share (basic)	$(0.09)	$—	$(0.09)
Net income per share (diluted)	$(0.09)	$—	$(0.09)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
		(millions)
Consolidated Statement of Operations
Costs of revenues	$(12,143)	$56	$(12,087)
Operating Income	313	56	369
Income before income taxes, discontinued operations and cumulative effect of accounting change	620	56	676
Net income	471	35	506
Net income per share (basic)	$0.10	$0.01	$0.11
Net income per share (diluted)	$0.10	$0.01	$0.11

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	Year Ended December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
		(millions)
Consolidated Statement of Operations
Costs of revenues	$(24,805)	$(8)	$(24,813)
Operating Income	4,135	(8)	4,127
Income before income taxes, discontinued operations and cumulative effect of accounting change	3,718	(8)	3,710
Net income	2,662	(5)	2,657
Net income per share (basic)	$0.57	$—	$0.57
Net income per share (diluted)	$0.56	$—	$0.56

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	Year Ended December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
		(millions)
Consolidated Statement of Operations
Costs of revenues	$(24,261)	$31	$(24,230)
Operating Income	5,588	31	5,619
Income before income taxes, discontinued operations and cumulative effect of accounting change	4,346	31	4,377
Net income	3,067	19	3,086
Net income per share (basic)	$0.67	$0.01	$0.68
Net income per share (diluted)	$0.65	$0.01	$0.66

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
		(millions)
Consolidated Balance Sheet
Inventories (current and non current)	$6,347	$291	$6,638
Accumulated deficit	(98,198)	183	(98,015)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions)
Consolidated Balance Sheet
Inventories (current and noncurrent)	$6,101	$304	$6,405
Accumulated deficit	(100,394)	188	(100,206)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.
Recent Accounting Standards
Accounting For Sabbatical Leave and Other Similar Benefits
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 requires that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 will be effective for Time Warner as of January 1, 2007 and will impact the accounting for certain of the Company’s employment arrangements. The cumulative impact of this guidance, which will be applied retrospectively to all prior periods, is expected to result in a reduction to retained earnings on January 1, 2007 of approximately $69 million ($43 million, net of tax). The retrospective impact on Operating Income for calendar years 2006, 2005 and 2004 is expected to be approximately $7 million, $6 million and $9 million, respectively.
Accounting for Uncertainty in Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Time Warner as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
Income Statement Classification of Taxes Collected from Customers
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for Time Warner as of January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-03 on the consolidated financial statements.
Discontinued Operations
     As discussed more fully in Note 3, the Company has reflected the operations of Time Warner Book Group (“TWBG”) and Turner South network (“Turner South”) as discontinued operations for all periods presented.
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the June 30, 2006 presentation.

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
Income Per Common Share
     Basic income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. Diluted income per common share adjusts basic income per common share for the effects of convertible securities, stock options, restricted stock and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions, except per share amounts)
Income (loss) before discontinued operations and cumulative effect of accounting change — basic and diluted	$865	$(425)	$2,063	$483

Average number of common shares outstanding — basic	4,227.9	4,683.1	4,363.7	4,636.6
Dilutive effect of stock options, restricted shares and restricted stock units (a)	38.3	—	42.0	47.8
Dilutive effect of mandatorily convertible preferred stock	—	—	—	41.2

Average number of common shares outstanding— diluted	4,266.2	4,683.1	4,405.7	4,725.6

Income (loss) per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.20	$(0.09)	$0.47	$0.10

Diluted	$0.20	$(0.09)	$0.47	$0.10

(a)	For the three months ended June 30, 2005, the average number of diluted common shares outstanding excludes 44.0 million of stock options, restricted shares and restricted stock units that if included would be anti-dilutive.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. STOCK-BASED COMPENSATION PLANS
     The Company has three active equity plans under which it is authorized to grant options to purchase up to an aggregate of 450 million shares of Time Warner common stock, including 150 million shares under the Company’s 2006 Stock Incentive Plan, which was approved at the annual meeting of stockholders held on May 19, 2006. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably, over a four-year vesting period, and expire ten years from the date of grant. Certain option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.
     Time Warner also has various restricted stock plans for employees and non-employee directors. Under these plans, shares of common stock or restricted stock units (“RSUs”) are granted, which vest generally between three to five years. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the six months ended June 30, 2006, the Company issued approximately 3.9 million RSUs at a weighted-average fair value of $17.40. For the six months ended June 30, 2005, the Company issued approximately 3.5 million RSUs at a weighted-average fair value of $17.95.
     Upon the exercise of a stock option award, the vesting of a RSU or the grant of restricted stock, common shares are issued from authorized but unissued shares or from treasury stock. At June 30, 2006 and December 31, 2005, the Company had approximately 739 million and 208 million, respectively, shares of treasury stock. As noted in Note 8, for the six months ended June 30, 2006 and the year ended December 31, 2005, the Company has repurchased approximately 531 million and 126 million, respectively, shares of common stock pursuant to a Board-approved stock repurchase program.
     Certain information for stock-based compensation plans for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Compensation Cost Recognized:
Stock option plans	$41	$67	$121	$192
Restricted stock and restricted stock units	12	10	40	17
Stock purchase plan(a)	—	2	—	4

Total	$53	$79	$161	$213

Tax benefit recognized	$20	$30	$60	$80

(a)	Prior to 2006, the Company had a compensatory Stock Purchase Plan that provided certain employees in the AOL division with the ability to purchase Company stock at a 15% discount. In late 2005, the plan was amended to reduce the discount to 5% and is no longer a compensatory Stock Purchase Plan under applicable accounting literature.
     Other information pertaining to each category of stock-based compensation appears below.
Stock Option Plans
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company considers implied volatilities from traded options as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. The Company evaluated the historical exercise behaviors of five employee groups, one of which related to retirement-eligible employees while the other four of which were segregated based on the number of options granted, when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

	Six Months Ended June 30,
	2006	2005
Expected volatility	22.2%	24.5%
Expected term to exercise from grant date	5.08 years	4.79 years
Risk-free rate	4.6%	3.9%
Expected dividend yield	1.1%	0.03%
The following table summarizes information about stock options outstanding at June 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of Options	Exercise	Life (In	Intrinsic
Options	as of 6/30/06	Price	Years)	Value
	(thousands)			(thousands)
Outstanding at January 1, 2006	590,687	$30.48
Granted	53,012	17.39
Exercised	(28,029)	11.04
Forfeited or expired	(36,478)	39.94

Outstanding at June 30, 2006	579,192	29.63	5.47	$716,617

Exercisable at June 30, 2006	446,129	33.49	4.54	$606,321

     At June 30, 2006, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of options vested and expected to vest approximate amounts for options outstanding. As of June 30, 2006, approximately 223 million shares were available for future grants of stock options, including 150 million shares pursuant to the Company’s 2006 Stock Incentive Plan. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2006, prior to the consideration of expected forfeitures is approximately $343 million and is expected to be recognized over a weighted-average period of 2 years.
     The weighted-average fair value of an option granted during the six months ended June 30, 2006 and 2005 was $4.47 ($2.77 net of taxes) and $5.12 ($3.12, net of taxes), respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $180 million and $177 million, respectively. Cash received from the exercise of stock options was $309 million and $158 million, respectively, for the six months ended June 30, 2006 and 2005. The tax benefits realized from stock options exercised in the six months ended June 30, 2006 and 2005 were approximately $68 million and $69 million, respectively.
Restricted Stock and Restricted Stock Unit Plans
The following table summarizes information about restricted stock and RSUs unvested at June 30, 2006:

		Weighted-
	Number of	Average
	Shares/Units	Grant Date
Restricted Stock and Restricted Stock Units	as of 6/30/06	Fair Value
	(thousands)
Unvested at January 1, 2006	7,960	$16.32
Granted	3,872	17.40
Vested	(1,022)	12.43
Forfeited	(168)	17.03

Unvested at June 30, 2006	10,642	17.08

     At June 30, 2006, the intrinsic value of restricted stock and restricted stock unit awards is approximately $180 million. Total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2006 prior to the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consideration of expected forfeitures is approximately $95 million and is expected to be recognized over a weighted-average period of 2 years. The fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2006 was approximately $18 million.
3. BUSINESS ACQUISITIONS AND DISPOSITIONS
Court TV
     On May 12, 2006, the Company acquired the remaining 50% interest in Courtroom Television Network LLC (“Court TV”) that it did not already own from Liberty Media Corporation (“Liberty”) for $697 million in cash, net of cash acquired. As permitted by GAAP, Court TV results have been consolidated retroactive to the beginning of 2006. Previously, the Company had accounted for its investment using the equity method of accounting. The allocation of the Company’s purchase price is preliminary as the Company is performing a valuation analysis of the fair values of the identifiable tangible and intangible assets; however, the Company expects that intangible assets with finite lives will be identified in this process. Accordingly, as of June 30, 2006, approximately $853 million has been recorded as goodwill. For the three and six months ended June 30, 2006, Court TV revenues were $65 million and $127 million, respectively, and Operating Income was $12 million and $22 million, respectively.
Warner Village Theme Parks
     On July 3, 2006, the Company sold its 50% interest in Warner Village Theme Parks (the “Theme Parks”), a joint venture operating theme parks in Australia, to Village Roadshow Limited (“Village”) for approximately $195 million in cash, which will result in a pretax gain of approximately $150 million in the third quarter of 2006 (approximately $97 million, net of tax).
Sale of Time Warner Book Group
     On March 31, 2006, the Company sold TWBG to Hachette Livre SA, a wholly-owned subsidiary of Lagardère SCA, for $524 million in cash, resulting in a pretax gain of approximately $194 million after taking into account selling costs and estimated working capital adjustments. TWBG has been reflected as discontinued operations for all periods presented. A tax benefit of $28 million was also recognized on this transaction resulting primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the tax gain on the transaction.
Sale of Turner South
     On May 1, 2006, the Company sold Turner South, a subsidiary of Turner, to Fox Cable Networks, Inc. for approximately $371 million in cash, resulting in a pretax gain of approximately $129 million. Turner South has been reflected as discontinued operations for all periods presented. A tax benefit of $21 million was also recognized on this transaction, resulting primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the tax gain on the transaction.
     Financial data for TWBG and Turner South operations, included in discontinued operations for the three and six months ended June 30, 2006 and 2005, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Total revenues	$6	$159	$131	$279
Pretax income	115	26	325	37
Income tax benefit (provision)	27	(10)	49	(14)
Net income	142	16	374	23
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tribune Corp. (“Tribune”), currently a subordinated 22.25% limited partner in The WB Network, under which Tribune will surrender its ownership interest in The WB Network and will be relieved of funding obligations. In addition, Tribune will become one of the principal affiliate groups for the new network.
     The WB Network results for the three and six months ended June 30, 2006 include shutdown costs of $81 million, including $8 million related to employee terminations, $19 million related to contractual settlements and $54 million related to the termination of certain programming arrangements (primarily licensed movie rights). Included in the $54 million of costs to terminate programming arrangements is $29 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $25 million.
     In addition to the $54 million of costs to terminate programming arrangements, The WB Network has approximately $40 million primarily related to programming commitments, including $20 million of intercompany programming commitments, that are not expected to be contributed to The CW. In the event that such programming is unable to be sold or utilized in another manner, there will be additional restructuring charges associated with such programming incurred by The WB Network offset by amounts recognized by other Time Warner divisions, related to any intercompany programming, resulting in the potential for a net charge of approximately $20 million.
AOL-Google Alliance
     During December 2005, the Company announced that AOL was expanding its strategic alliance with Google Inc. (“Google”) to enhance its global online advertising partnership and make more of AOL’s content available to Google users. In addition, Google agreed to invest $1 billion to acquire a 5% equity interest in a limited liability company that owns all of the outstanding equity interest in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements. Under the alliance, Google will continue to provide search technology to AOL’s network of Internet properties worldwide and provide AOL with an improved share in revenues generated through searches conducted on the AOL network, which AOL will continue to recognize as advertising revenue when such amounts are earned. Additionally, AOL will continue to pay Google a license fee for the use of its search technology, which AOL will continue to recognize as expense when such amounts have been incurred. Other key aspects of the alliance, and the related accounting, include:
•	AOL Marketplace. Creating an AOL Marketplace through white labeling of Google’s advertising technology, which enables AOL to sell search advertising directly to advertisers on AOL-owned properties. AOL will record as advertising revenue the sponsored-links advertising sold and delivered to third parties. Amounts paid to Google for Google’s share in the sponsored-links advertising sold on the AOL Marketplace will be accounted for by AOL as an expense in the period the advertising is delivered.

•	Distribution and Promotion. Providing AOL $300 million of marketing credits for promotion of AOL’s content on Google-owned Internet properties as well as $100 million of AOL/Google co-sponsored promotion of AOL properties. The Company believes that this is an advertising barter transaction in which distribution and promotion is being provided in exchange for AOL agreeing to dedicate its search business to Google on an exclusive basis. Because the criteria in EITF Issue No. 99-17, Accounting for Advertising Barter Transactions for recognizing revenue have not been met, no revenue or expense will be recognized by AOL on this portion of the arrangement.

•	Google AIM Development. Enabling Google Talk and AIM instant messaging users to communicate with each other provided certain conditions are met. Because this agreement does not provide for any revenue share or other fees, there will be no accounting resulting from this arrangement.
     AOL and Google also agreed to collaborate in the future to expand on the alliance, including the possible sale by AOL of display advertising on the Google network.
     On April 13, 2006, the Company completed its issuance of a 5% equity interest in AOL to Google for $1 billion in cash. In accordance with SAB 51, Time Warner recognized a gain of approximately $801 million, reflected in shareholders’ equity, as an adjustment to paid-in capital in the second quarter of 2006.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. TIME WARNER CABLE INC.
Ownership
     As of June 30, 2006, Comcast Corporation (“Comcast”) had a 21% economic interest in Time Warner Cable Inc.’s (“TWC”) cable business held through a 17.9% direct common ownership interest in TWC (representing a 10.7% voting interest) and a limited partnership interest in Time Warner Entertainment Company, L.P. (“TWE”) representing a 4.7% residual equity interest. As of June 30, 2006, Time Warner’s 79% economic interest in TWC’s cable business was held through an 82.1% common ownership interest in TWC (representing an 89.3% voting interest) and a limited partnership interest in TWE representing a 1% residual equity interest. Time Warner also held a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The remaining interests in TWE were held indirectly by TWC.
Adelphia/Comcast
Adelphia Acquisition
     On April 20, 2005, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast each entered into separate definitive agreements (the “TW Purchase Agreement” and the “Comcast Purchase Agreement,” respectively) with Adelphia Communications Corporation (“Adelphia”) to, collectively, acquire substantially all the assets of Adelphia (the “Adelphia Acquisition”). On June 21, 2006, Adelphia and TW NY entered into Amendment No. 2 to the TW Purchase Agreement (the “TW Amendment”). Concurrently, Adelphia and Comcast entered into Amendment No. 2 to the Comcast Purchase Agreement, the terms of which are similar to those of the TW Amendment. Under the terms of the TW Amendment, the assets TW NY acquired from Adelphia and the consideration it paid remained unchanged. However, the TW Amendment provided that the Adelphia Acquisition would be effected pursuant to sections 105, 363 and 365 of Title 11 of the United States Bankruptcy Code (the “363 Sale”) and the creditors of Adelphia would not be required to approve a plan of reorganization under Chapter 11 of the Bankruptcy Code prior to the consummation of the Adelphia Acquisition. The Adelphia Acquisition closed on July 31, 2006. In connection with the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing 16% of TWC’s common stock for the Adelphia assets it acquired.
     At the closing of the Adelphia Acquisition, Adelphia and TWC entered into a registration rights and sale agreement (the “RRA”). Under the RRA, Adelphia is required to sell, in a registered underwritten public offering (the “Offering”), at least one-third of the shares of TWC Class A common stock it received in the Adelphia Acquisition within three months following the effectiveness of a registration statement filed by TWC to effect such sale, subject to customary rights to delay for a limited period of time under certain circumstances. TWC is required to use its commercially reasonable efforts to file a registration statement covering these shares as promptly as practicable and to cause the registration statement to be declared effective as promptly as practicable after filing, but in any event not later than January 31, 2007. Any remaining shares received by Adelphia in the Adelphia Acquisition are expected to be distributed to Adelphia’s creditors pursuant to a subsequent plan of reorganization under Chapter 11 of the Bankruptcy Code (the “Remainder Plan”) to be filed by Adelphia with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). If a Remainder Plan meeting specified requirements is consummated prior to the closing of the Offering, the shares of TWC Class A common stock received by Adelphia in the Adelphia Acquisition would be distributed to Adelphia’s creditors under Section 1145 of the Bankruptcy Code in accordance with the terms of such plan and the Offering would not occur. The shares distributed to Adelphia’s creditors under the Remainder Plan would be freely transferable, subject to certain exceptions.
     At the same time that Comcast and TW NY entered into the agreements relating to the Adelphia Acquisition in April 2005, Comcast, TWC and/or their respective affiliates entered into separate agreements providing for the redemption of Comcast’s interests in TWC and TWE, a subsidiary of TWC (the “TWC Redemption Agreement” and the “TWE Redemption Agreement,” respectively, and, collectively, the “TWC and TWE Redemption Agreements”). These redemptions also occurred on July 31, 2006, immediately before the closing of the Adelphia Acquisition. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving approximately 589,000 subscribers (based on June 30, 2006 information) and approximately $1.9 billion in cash. In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding both cable systems serving approximately 162,000 subscribers (based on June 30, 2006 information) and approximately $147 million in cash. As a result, in the third quarter of 2006, the systems transferred in connection with the TWC and TWE redemptions will be reflected as discontinued operations. The book value as of June 30, 2006 of the net assets that were disposed of was primarily comprised of $2.433 billion in franchise intangibles, $135 million in goodwill and $740 million in fixed assets.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Following these redemptions and the Adelphia Acquisition, on July 31, 2006, TWC, Comcast and their respective subsidiaries also swapped certain cable systems to enhance their respective geographic clusters of subscribers (the “Cable Swaps”) and TW NY paid Comcast approximately $67 million for certain adjustments related to the Cable Swaps.
     As a result of the closing of the Adelphia Acquisition, the TWC and TWE redemptions and the Cable Swaps, TWC gained systems with approximately 3.3 million basic subscribers. As of July 31, 2006, Time Warner owns 84% of TWC’s common stock (including 83% of the outstanding TWC Class A common stock and all outstanding shares of TWC Class B common stock), as well as an indirect approximately 12% non-voting interest in TW NY, a subsidiary of TWC. As of July 31, 2006, the remaining 16% of TWC’s common stock is held by Adelphia, and Comcast has no interest in TWC or TWE.
FCC Order Approving the Transactions with Adelphia and Comcast
     In its order approving the Adelphia Acquisition, the Federal Communications Commission (“FCC”) imposed conditions related to regional sports networks (“RSNs”), as defined in the order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, TWC or its affiliates may not offer an affiliated RSN on an exclusive basis to any multichannel video programming distributors (“MVPD”). Moreover, TWC may not unduly or improperly influence: (i) the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or (ii) the prices, terms, and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD. If an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration of the dispute. In addition, if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration of the dispute. With respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration of the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The application and scope of these conditions, which will expire in six years, have not yet been tested. TWC retains the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.
Dissolution of Texas/Kansas City Cable Joint Venture
     As previously reported, following restructurings in 2004 and 2005, Texas and Kansas City Cable Partners, L.P. (“TKCCP”) is a 50-50 joint venture between Time Warner Entertainment - Advance/Newhouse Partnership (“TWE-A/N”) (a partnership of TWE and the Advance/Newhouse Partnership) and Comcast serving approximately 1.579 million basic video subscribers as of June 30, 2006. Since June 1, 2006, each of TWC and Comcast could trigger a dissolution of the partnership. If a dissolution is triggered, the non-triggering party has the right to choose and take full ownership of one of two pools of the partnership’s systems – one pool consisting of the Houston systems (which included approximately 790,000 subscribers as of June 30, 2006) and the other consisting of the Kansas City, Southwest Texas and New Mexico systems (which included approximately 789,000 subscribers as of June 30, 2006). The party triggering the dissolution would own the remaining pool of systems and any debt allocated to that pool. The party triggering the dissolution also determines the allocation of the partnership’s debt between the two pools in connection with triggering the dissolution.
     On July 3, 2006, Comcast notified TWC of its election to dissolve TKCCP and its allocation of all of TKCCP’s debt, totaling approximately $2 billion, to the Houston cable systems. On August 1, 2006, TWC notified Comcast that it had selected the pool consisting of the Kansas City, Southwest Texas and New Mexico systems. As a result, Comcast will be required to refinance the debt allocated to the Houston pool, which includes approximately $600 million of debt owed to each of TWE-A/N and Comcast (for an aggregate of $1.2 billion of debt owed to the partners), within 60 days after the date that TWC exercised its selection right. The consummation of the dissolution of TKCCP is subject to customary closing conditions, including regulatory and franchise review and approvals. Time Warner expects the transaction to close during the first quarter of 2007. Effective July 1, 2006, the economic return to TWC on its interest in TKCCP will track the performance of the Kansas City, Southwest Texas and New Mexico pool, and TWC will no longer reflect any benefits of ownership from the Houston pool.
5. TIME WARNER TELECOM
     As of December 31, 2005, wholly-owned subsidiaries of the Company owned a total of 50.4 million shares of Class B common stock of Time Warner Telecom Inc. (“TWT”), a publicly traded telecommunications company. The Company accounts for this investment using the equity method of accounting, and, as a result of the Company’s share in losses of TWT and impairment losses recognized in previous years, the carrying value of the investment is zero. In the first quarter of 2006, the Company’s subsidiaries participated as selling shareholders in a TWT secondary offering and converted approximately 17 million shares of Class B common stock into Class A common stock of TWT and sold the Class A common stock for approximately $239 million, net of underwriter

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
commissions. This sale resulted in a pretax gain of approximately $239 million, which is included as a component of Other income, net, in the accompanying consolidated statement of operations for the six months ended June 30, 2006. The Company does not consider its remaining investment in TWT to be strategic and, therefore, additional sales or other dispositions may occur in the future, subject to customary restrictions on transfer agreed to in connection with the offering and as provided in a stockholders agreement among the holders of the Class B common stock of TWT.
6. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of:

	June 30,	December 31,
	2006	2005
		(recast)
	(millions)
Programming costs, less amortization	$2,991	$3,213
Videocassettes, DVDs, books, paper and other merchandise	376	410
Film costs — Theatrical:
Released, less amortization	662	724
Completed and not released	152	123
In production	983	782
Development and pre-production	62	80
Film costs — Television:
Released, less amortization	785	529
Completed and not released	35	230
In production	335	545
Development and pre-production	3	2

Total inventories and film costs(a)	6,384	6,638
Less: current portion of inventory(b)	(1,804)	(2,041)

Total noncurrent inventories and film costs	$4,580	$4,597

(a)	Does not include $2.793 billion and $2.903 billion of net film library costs as of June 30, 2006 and December 31, 2005, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.

(b)	Current inventory as of June 30, 2006 and December 31, 2005 is comprised of programming inventory at the Networks segment ($1.427 billion and $1.629 billion, respectively), books, magazines, paper and other merchandise at the Publishing segment ($168 million and $170 million, respectively), DVDs and videocassettes at the Filmed Entertainment segment ($207 million and $239 million, respectively) and general merchandise at the AOL segment ($2 million and $3 million, respectively).
7. AOL TERM LOAN
     On April 13, 2006, TW AOL Holdings Inc., a wholly-owned subsidiary of Time Warner, entered into a $500 million term loan with a maturity date of April 13, 2009 (the “AOL Facility”). Simultaneous with the Google investment of $1 billion for a 5% equity interest in AOL Holdings LLC, a subsidiary of TW AOL Holdings Inc. and the parent of AOL, the obligations under the AOL Facility were assigned by TW AOL Holdings Inc. to AOL Holdings LLC and by AOL Holdings LLC to AOL. The AOL Facility is not guaranteed by Time Warner. Borrowings under the AOL Facility bear interest at a rate based on the credit rating of Time Warner, which rate is currently LIBOR plus 0.45% per annum. The AOL Facility includes a maximum leverage ratio covenant restricting consolidated total debt of AOL to 4.5 times the consolidated EBITDA (as defined in the credit agreement) of AOL (excluding AOL guarantees of Time Warner’s and its other subsidiaries’ debt obligations). The AOL Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representation specifically relating to a material adverse change in Time Warner’s or AOL’s financial condition or results of operations. The proceeds of the AOL Facility were used to pay off $500 million of the $1 billion aggregate principal amount of 6.125% Time Warner notes, which became due on April 15, 2006. As of June 30, 2006, the outstanding principal balance of the AOL Facility was $170 million.
8. SHAREHOLDERS’ EQUITY
Shares Authorized and Outstanding
     As of June 30, 2006, shareholders’ equity of Time Warner included 92.6 million shares of Series LMCN-V common stock and 3.990 billion shares of common stock (net of approximately 739 million shares of common stock held in treasury). As of June 30,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2006, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met. During the first six months of 2006, 5.4 million shares of common stock were converted into 5.4 million shares of Series LMCN-V common stock, which partially reverses the conversion of 9.4 million shares of Series LMCN-V common stock into common stock that took place on February 1, 2005 to facilitate Liberty Media’s stock loan arrangement.
Turner FTC Consent Decree
     As previously reported, Time Warner is subject to the terms of a consent decree (the “Turner Consent Decree”) entered into in connection with the FTC’s approval of the acquisition of Turner by Historic TW Inc. (“Historic TW”) in 1996. The Turner Consent Decree required, among other things, that any Time Warner stock held by Liberty be non-voting stock, except that it would be entitled to a vote of 1/100 of a vote per share when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of the stock. On February 16, 2006, Liberty filed a petition with the FTC seeking to terminate the Turner Consent Decree as it applies to Liberty, including all voting restrictions on its Time Warner stock holdings. On June 14, 2006, the FTC issued an order granting Liberty’s petition. As a result, Liberty now has the ability to request that the shares of Series LMCN-V common stock it holds be converted into shares of common stock of Time Warner. On July 31, 2006, Time Warner received notices from Liberty requesting that the Company convert 49,115,656 shares of Series LMCN-V common stock into shares of common stock. Time Warner is in the process of taking the actions to complete the conversion.
Common Stock Repurchase Program
     Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1, and expects it will have purchased approximately $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through June 30, 2006, the Company repurchased approximately 656 million shares of common stock for approximately $11 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, including approximately 187 million shares of common stock for approximately $3.2 billion purchased under the prepaid stock repurchase contracts discussed in the following paragraph.
     In May 2006, in connection with the Company’s stock repurchase program, the Company entered into prepaid stock repurchase contracts with a number of counterparties that provided for repurchases to be effected over a three-month period, or longer, depending on the share price of the Company’s common stock. In connection with entering into the prepaid stock repurchase contracts, the Company made an aggregate payment of approximately $3.6 billion and receives shares of the Company’s common stock at the end of each repurchase contract term at prices based on a formula that is expected to deliver an effective, average repurchase price per share below the volume weighted-average price of the common stock over the term of the relevant contract. Such contracts may be cancelled by Time Warner at any time, at which point the counterparty is required to refund any unused amount. The majority of the $3.6 billion prepayment was funded through borrowings under the Company’s revolving credit facility and/or commercial paper programs. Through June 30, 2006, the Company has repurchased approximately 187 million shares of common stock for approximately $3.2 billion under the prepaid stock repurchase contracts. As of June 30, 2006, the unused portion of the prepayment was approximately $340 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.
Common Stock Dividends
     On March 15, 2006 and June 15, 2006, the Company paid a cash dividend of $0.05 per share on its common stock to shareholders of record on February 28, 2006 and May 31, 2006, respectively. The total amount of dividends paid during the first six months of 2006 was $435 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. A summary of the components of the net periodic benefit cost recognized by substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and six months ended June 30, 2006 and 2005 are as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International		Domestic		International
	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$35	$35	$6	$5	$77	$66	$12	$10
Interest cost	46	43	9	8	92	85	18	17
Expected return on plan assets	(56)	(55)	(12)	(11)	(113)	(104)	(25)	(21)
Amounts amortized	20	16	2	2	38	29	4	4

Net periodic benefit costs	$45	$39	$5	$4	$94	$76	$9	$10

Contributions	$7	$4	$—	$4	$10	$9	$4	$8

Expected cash flows
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. There currently are no minimum required contributions for domestic funded plans and no discretionary or noncash contributions are currently planned. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2006 are approximately $20 million.
10. MERGER, RESTRUCTURING AND SHUTDOWN COSTS
Merger Costs
Adelphia Merger-Related Costs
     For the year ended December 31, 2005 and for the six months ended June 30, 2006, the Company incurred non-capitalizable merger-related costs of approximately $8 million and $12 million, respectively, at the Cable segment related primarily to consulting fees relating to integration planning for the Adelphia Acquisition, the TWC and TWE redemptions and the Cable Swaps. Of the $12 million incurred during the first six months of 2006, $8 million was incurred during the second quarter 2006. None of the 2005 charges were incurred during the first six months of 2005.
     As of June 30, 2006, payments of $12 million ($5 million and $8 million for the three and six months ended June 30, 2006, respectively) have been made against this accrual. Of the remaining liability of $8 million, approximately $6 million was classified as a current liability, with the remaining $2 million classified as a long-term liability in the accompanying consolidated balance sheet.
Merger Costs Capitalized as a Cost of Acquisition
     In connection with the AOL-Historic TW Merger, the Company reviewed its operations and implemented several plans to restructure the operations of both companies. As of December 31, 2005, out of the original $1.031 billion charge, approximately $32 million of liabilities remained. During the three and six months ended June 30, 2006, $1 million and $6 million, respectively, was paid against these liabilities, and for the six months ended June 30, 2006, $1 million was recorded as a noncash reduction, which represents adjustments to the restructuring accrual, with a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of June 30, 2006, the remaining liability was $25 million, $5 million of which was classified as a current liability, with the remaining $20 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.
Restructuring Costs
2006 Restructuring and Shutdown Costs
     For the three and six months ended June 30, 2006, the Company incurred restructuring and shutdown costs of $95 million and $121 million, respectively, including restructuring costs of $2 million and $5 million, respectively, related to prior years restructuring initiatives. The 2006 restructuring initiatives primarily related to various employee terminations totaling approximately $41 million and $64 million, respectively, for the three and six months ended June 30, 2006, including $15 million at the AOL segment for both the three and six months ended June 30, 2006, $4 million and $10 million, respectively, at the Cable segment for the three and six months ended June 30, 2006, $22 million and $34 million, respectively, at the Publishing segment for the three and six months ended June 30, 2006 and $5 million at the Corporate segment for the six months ended June 30, 2006. The results for the three and six months ended June 30, 2006 include shutdown costs of $81 million at The WB Network in connection with the agreement between Warner Bros. and CBS to form a new fully-distributed national broadcast network, to be called The CW. Included in the shutdown costs are termination charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $29 million has been eliminated in consolidation, resulting in a net pretax charge of $52 million. In connection with the 2006 restructuring and shutdown activities discussed above, the total number of employees estimated to be terminated across all Time Warner divisions was 1,753. As of June 30, 2006, 1,678 employees had been terminated. During the three and six months ended June 30, 2006, $39 million and $41 million, respectively, was paid against these liabilities.
     As of June 30, 2006, out of the remaining liability of $75 million, $62 million was classified as a current liability, with the remaining $13 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts relating to these liabilities are expected to be paid through 2009.
2005 Restructuring Costs
     During 2005, the Company incurred restructuring costs of approximately $116 million, including $17 million at the AOL segment, $34 million at the Cable segment, $33 million at the Filmed Entertainment segment, $4 million at the Networks segment and $28 million at the Publishing segment. These charges primarily related to various employee terminations, and the total number of employees to be terminated was 1,333. As of June 30, 2006, all 1,333 employees had been terminated. The termination costs occurred across each of the segments and ranged from senior executives to line personnel. In addition, the Company also expensed $2 million and $4 million, respectively, at the Filmed Entertainment segment for the three and six months ended June 30, 2006 and $1 million at the AOL segment for the six months ended June 30, 2006 as a result of changes in estimates of previously established restructuring accruals.
     As of June 30, 2006, the remaining liability was $48 million, $33 million of which was classified as a current liability, with the remaining $15 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2011.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Selected information relating to the 2005 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
2005 accruals (a)	$109	$7	$116
Cash paid — 2005(b)	(23)	(2)	(25)

Remaining liability as of December 31, 2005	86	5	91
Additional accruals	5	—	5
Cash paid — 2006(c)	(46)	(2)	(48)

Remaining liability as of June 30, 2006	$45	$3	$48

(a)	Of the $116 million charge, $13 million was incurred during the three months ended June 30, 2005 and $30 million was incurred during the six months ended June 30, 2005.

(b)	Of the $25 million paid in 2005, $3 million was paid during the three months and six months ended June 30, 2005.

(c)	Of the $48 million paid in 2006, $20 million was paid during the three and six months ended June 30, 2006.
2004 and Prior Restructuring Costs
     The Company incurred various restructuring charges prior to 2005 with remaining accruals totaling $34 million as of December 31, 2005 and $25 million as of June 30, 2006. During the three and six months ended 2006, $3 million and $9 million, respectively, was paid against these liabilities. The first six months of 2005 results included a $7 million net noncash reduction as a result of changes in estimates of previously established restructuring accruals that were no longer required at the AOL segment.
     As of June 30, 2006, the remaining liability was $25 million, $6 million of which was classified as a current liability, with the remaining $19 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.
11. SEGMENT INFORMATION
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
Three Months Ended June 30, 2006

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,546	$449	$—	$51	$2,046
Cable	2,579	142	—	—	2,721
Filmed Entertainment	—	1	2,296	66	2,363
Networks	1,490	923	234	47	2,694
Publishing	398	757	19	148	1,322
Intersegment elimination	(152)	(33)	(243)	(10)	(438)

Total revenues	$5,861	$2,239	$2,306	$302	$10,708

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended June 30, 2005

	Subscription	Advertising	Content	Other	Total
	(millions)
	(recast)
Revenues
AOL	$1,734	$320	$—	$43	$2,097
Cable	2,221	136	—	—	2,357
Filmed Entertainment	—	2	2,585	49	2,636
Networks	1,365	856	218	40	2,479
Publishing	421	743	25	162	1,351
Intersegment elimination	(130)	(41)	(154)	(10)	(335)

Total revenues	$5,611	$2,016	$2,674	$284	$10,585

Six Months Ended June 30, 2006

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$3,084	$841	$—	$102	$4,027
Cable	5,042	259	—	—	5,301
Filmed Entertainment	—	1	5,005	136	5,142
Networks	2,952	1,666	429	59	5,106
Publishing	770	1,340	39	299	2,448
Intersegment elimination	(306)	(66)	(411)	(22)	(805)

Total revenues	$11,542	$4,041	$5,062	$574	$21,219

Six Months Ended June 30, 2005

	Subscription	Advertising	Content	Other	Total
	(millions)
	(recast)
Revenues
AOL	$3,508	$631	$—	$91	$4,230
Cable	4,348	255	—	—	4,603
Filmed Entertainment	—	5	5,536	109	5,650
Networks	2,699	1,537	471	47	4,754
Publishing	802	1,314	45	319	2,480
Intersegment elimination	(261)	(81)	(402)	(25)	(769)

Total revenues	$11,096	$3,661	$5,650	$541	$20,948

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Intersegment Revenues (a)
AOL	$13	$5	$27	$11
Cable	7	10	14	20
Filmed Entertainment	238	136	393	378
Networks	166	161	342	318
Publishing	14	23	29	42

Total intersegment revenues	$438	$335	$805	$769

(a)	Intersegment revenues include intercompany Advertising revenues of $33 million and $41 million for the three months ended June 30, 2006 and 2005, respectively, and $66 million and $80 million for the six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Operating Income (Loss) before Depreciation and Amortization
AOL (a)	$505	$536	$949	$1,044
Cable	1,033	891	1,965	1,687
Filmed Entertainment	229	209	686	592
Networks	696	641	1,565	1,435
Publishing (b)	272	306	388	446
Corporate (c)	(126)	(3,110)	(252)	(3,229)
Intersegment elimination	14	21	22	(1)

Total Operating Income (Loss) before Depreciation and Amortization	$2,623	$(506)	$5,323	$1,974

(a)	For the six months ended June 30, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Securities Solution (“NSS”). For the three and six months ended June 30, 2005, includes a $3 million and $5 million gain, respectively, from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the six months ended June 30, 2005, includes a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc (“AOLA”) and for both the three and six months ended June 30, 2005 includes a $5 million gain related to the sale of a building.

(b)	For the six months ended June 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc., which was previously fully reserved due to concerns about recoverability.

(c)	For the six months ended June 30, 2006, includes a $20 million gain on the sale of two aircraft. For the three and six months ended June 30, 2006, includes $32 million and $61 million, respectively, in net expenses related to securities litigation and government investigations. For both the three and six months ended June 30, 2005, includes $3 billion in legal reserves related to the government investigations. For the three and six months ended June 30, 2005, includes $3 million and $9 million, respectively, in net expenses related to securities litigation and government investigations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(135)	$(143)	$(270)	$(290)
Cable	(418)	(386)	(829)	(762)
Filmed Entertainment	(34)	(30)	(68)	(60)
Networks	(70)	(57)	(138)	(112)
Publishing	(28)	(30)	(58)	(63)
Corporate	(9)	(10)	(22)	(19)

Total depreciation of property, plant and equipment	$(694)	$(656)	$(1,385)	$(1,306)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(42)	$(47)	$(82)	$(94)
Cable	(20)	(19)	(40)	(39)
Filmed Entertainment	(54)	(52)	(109)	(104)
Networks	(5)	(8)	(8)	(12)
Publishing	(14)	(25)	(29)	(50)

Total amortization of intangible assets	$(135)	$(151)	$(268)	$(299)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Operating Income (Loss)
AOL (a)	$328	$346	$597	$660
Cable	595	486	1,096	886
Filmed Entertainment	141	127	509	428
Networks	621	576	1,419	1,311
Publishing (b)	230	251	301	333
Corporate (c)	(135)	(3,120)	(274)	(3,248)
Intersegment elimination	14	21	22	(1)

Total operating income (loss)	$1,794	$(1,313)	$3,670	$369

(a)	For the six months ended June 30, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the three and six months ended June 30, 2005, includes a $3 million and $5 million gain, respectively, from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the six months ended June 30, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA and for both the three and six months ended June 30, 2005 includes a $5 million gain related to the sale of a building.

(b)	For the six months ended June 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc., which was previously fully reserved due to concerns about recoverability.

(c)	For the six months ended June 30, 2006, includes a $20 million gain on the sale of two aircraft. For the three and six months ended June 30, 2006, includes $32 million and $61 million, respectively, in net expenses related to securities litigation and government investigations. For both the three and six months ended June 30, 2005, includes $3 billion in legal reserves related to the government investigations. For the three and six months ended June 30, 2005, includes $3 million and $9 million, respectively, in net expenses related to securities litigation and government investigations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2006	2005
		(recast)
	(millions)
Assets
AOL	$5,856	$5,846
Cable	44,034	43,702
Filmed Entertainment	17,332	17,796
Networks	35,035	34,425
Publishing	14,592	14,682
Corporate	2,743	6,292

Total assets	$119,592	$122,743

12. COMMITMENTS AND CONTINGENCIES
Securities Matters
Consolidated Securities Class Action
     As of July 31, 2006, 30 shareholder class action lawsuits have been filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, AOL. These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purport to be made on behalf of certain shareholders of the Company and allege that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claim that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also allege that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits seek an unspecified amount in compensatory damages. All of these lawsuits have been centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under ERISA described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits brought by individual shareholders have also been filed, and the federal actions have been (or are in the process of being) transferred and/or consolidated for pretrial proceedings.
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
     In July 2005, the Company reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also has agreed to a settlement in this litigation matter and will pay $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the class represented in the action. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid in connection with the settlement of its SEC investigation will be distributed to investors through the settlement pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006.
Other Related Securities Litigation Matters
     As of July 31, 2006, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits name as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits allege that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part and denied in part the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company filed an answer to the consolidated ERISA complaint on May 20, 2005. On January 17, 2006, plaintiffs filed a motion for class certification. On the same day, defendants filed a motion for summary judgment on the basis that plaintiffs cannot establish loss causation for any of their claims and therefore have no recoverable damages, as well as a motion for judgment on the pleadings on the basis that plaintiffs do not have standing to bring their claims. The parties have reached an agreement to resolve this matter, and have submitted their settlement agreement and associated documentation to the court for approval. A preliminary approval hearing was held on April 26, 2006 and the court granted preliminary approval of the settlement in an opinion dated May 1, 2006. A final approval hearing was held on July 19, 2006, and the parties are awaiting the court’s decision. At this time, there can be no assurance that the settlement will receive final court approval.
     As of July 31, 2006, 11 shareholder derivative lawsuits have been filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three have been filed in New York State Supreme Court for the County of New York, four have been filed in the U.S. District Court for the Southern District of New York and four have been filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues and by failing to conduct adequate due diligence in connection with the AOL-Historic TW Merger, that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further allege that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits request that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments, be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County have been consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On September 16, 2005, plaintiffs in that action filed a motion for leave to file a second amended complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York have been centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. On April 20, 2006, plaintiffs in the four lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County filed a new complaint in the U.S. District Court for the Southern District of New York. The parties to all of these actions have reached an agreement to resolve all remaining matters, and have submitted their settlement agreement and associated documentation to the federal district court in New York for approval. A preliminary approval hearing was held on April 26, 2006, and the court granted preliminary approval of the settlement in an opinion dated May 10, 2006. A final approval hearing was held on June 28, 2006, and the parties are awaiting the court’s decision. At this time, there can be no assurance that the settlement will receive final court approval.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In late 2005 and early 2006, additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action described above, and some have since filed lawsuits in various federal jurisdictions. As of July 31, 2006, these lawsuits included: DEKA Investment GMBH et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on December 30, 2005; Nw. Mut. Life Found., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Wisconsin on January 30, 2006; Cement Masons’ Pension Trust for N. Cal., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of California on January 30, 2006; 1199 SEIU Greater New York Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on January 30, 2006; Capstone Asset Management Co. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on January 30, 2006; Beaver County Ret. Bd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Pennsylvania on January 30, 2006; Carpenters’ Pension Fund of Ill. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court of the Northern District of Illinois on January 31, 2006; Teachers’ Ret. Sys. of the State of Ill. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Illinois on January 31, 2006; S. Cal. Lathing Indus. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Central District of California on January 31, 2006; Wayne County Emps.’ Ret. Sys. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on January 31, 2006; Carpenters Ret. Trust of Western Washington et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Washington on February 1, 2006; Alaska Elec. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Alaska on February 1, 2006; I.A.M. Nat’l Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 1, 2006; Municipal Employers’ Ret. Sys. of Mich. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; Charter Twp. of Clinton Police & Fire Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; United Food and Commercial Workers Union Local 880 — Retail Food Employers Joint Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Ohio on February 2, 2006; Vermont State Emps.’ Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Vermont on February 2, 2006; Nat’l Asbestos Workers Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Maryland on February 2, 2006; Nat’l Elevator Indus. Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Pennsylvania on February 3, 2006; Emps.’ Ret. Sys. of the State of Hawaii v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Hawaii on February 3, 2006; Laborers’ Nat’l Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Texas on February 3, 2006; Robeco Groep N.V. for Robeco N.V. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 3, 2006; Norges Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Hawaii Electricians’ Annuity Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 7, 2006; Frost Nat’l Bank et al. v. AOL Time Warner Inc. et al. filed in the U.S. District Court for the Southern District of Texas on February 7, 2006; Heavy & General Laborers’ Locals 472 & 172 Pension and Annuity Funds et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Jersey on February 8, 2006; B.S. Pension Fund Trustee Ltd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; CSS Board ABN 19415 776861 et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; Carpenters’ Pension Trust Fund of St. Louis v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Missouri on February 9, 2006; The West Virginia Laborers’ Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 9, 2006; Boilermakers Nat’l Health & Welfare Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Kansas on February 10, 2006; Plumbers & Pipefitters Local 152 Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of West Virginia on February 13, 2006; New Mexico Education et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Mexico on February 14, 2006; Hibernia Nat’l Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on February 16, 2006; and New England Health Care Employees Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Massachusetts on February 16, 2006. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above, and all of these cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings. In May 2006, amended complaints were filed in thirty-five of these cases. In June 2006, the Company filed a motion to dismiss and a motion for partial summary judgment in these thirty-five cases, which seek to dismiss some or all of the complaints and/or to preclude recovery of alleged damages incurred prior to July 2002 based on loss causation principles. Additional cases filed by opt-out shareholders in state courts are described below. The Company intends to defend against these lawsuits vigorously.
     On November 11, 2002, Staro Asset Management, LLC filed a putative class action complaint in the U.S. District Court for the Southern District of New York on behalf of certain purchasers of Reliant 2.0% Zero-Premium Exchangeable Subordinated Notes for alleged violations of the federal securities laws. Plaintiff is a purchaser of subordinated notes, the price of which was purportedly tied

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. The Ninth Circuit heard oral argument on this appeal on February 6, 2006 and issued an opinion on June 30, 2006 affirming the lower court’s decision and remanding the case to the district court for further proceedings. The Company intends to defend against this lawsuit vigorously.
     On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, AOL and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. The parties have agreed to settle this matter and the court granted preliminary approval of the proposed settlement in an order dated July 18, 2006. The aggregate amount for which the Company has agreed to settle this as well as related lawsuits is described below. At this time, there can be no assurance that final court approval will be granted.
     In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters described in this section that were pending against the Company, including the remaining individual shareholder suits (including suits brought by individual shareholders who decided to “opt-out” of the settlement in the primary securities class action), the derivative actions and the actions alleging violations of ERISA. Of this amount, through July 31, 2006, the Company has paid, or has agreed to pay, approximately $358 million, after considering probable insurance recoveries, to settle certain of these claims. The Company also has engaged in, or may in the future engage in, mediation in an attempt to resolve the remaining cases brought by shareholders who elected to “opt out” of the settlement in the consolidated securities class action. The mediation efforts conducted to date have not been fruitful in certain of these matters. Accordingly, trials are possible in these matters, for which plaintiffs have claimed several billion dollars in aggregated damages. The

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company intends to defend these lawsuits vigorously, including through trial. It is possible, however, that the ultimate amount paid to resolve all unsettled litigation in these matters could be materially greater than the remaining reserve.
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
     The Company paid the $300 million penalty in March 2005; however, it is unable to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, the district court judge presiding over the $300 million fund has approved the SEC’s plan to distribute the monies to investors through the settlement in the consolidated class action, as provided in its order. The historical accounting adjustments were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003, which were included in the Company’s 2004 Form 10-K.
     The independent examiner has begun its review, which has been extended and is expected to be completed during the third quarter of 2006. At present, the Company is not aware of any conclusions yet reached by the independent examiner. Depending on the independent examiner’s conclusions, a further restatement might be necessary. It is also possible that, so long as there are unresolved issues associated with the Company’s financial statements, the effectiveness of any registration statement of the Company or its affiliates may be delayed.

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
     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. On March 10, 2006, the court denied defendants’ motion to dismiss. On May 11, 2006, plaintiffs filed a motion under the Fair Labor Standards Act asking the court to notify former community leaders nationwide about the lawsuit and allow those community leaders the opportunity to join the lawsuit. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously, but is unable to predict the outcome of these suits.
     On January 17, 2002, Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, AOL and AOL Community, Inc. under ERISA. Plaintiffs allege that they are entitled to pension

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nation-wide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs sought damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. This lawsuit has been settled on terms that are not material to the Company. The court granted preliminary approval of the class settlement on October 25, 2005. A final settlement approval hearing was held on May 19, 2006, and the parties are awaiting the court’s decision. At this time, there can be no assurance that final approval of the settlement will be granted.
     On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation, a wholly-owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King. The parties to these actions have agreed that all claims will be heard before a single arbitrator, who has now been selected, before the International Court for Arbitration and that the proceedings before the High Court of New Zealand will be dismissed without prejudice. The Company intends to defend against these proceedings vigorously, but is unable to predict the outcome of the proceedings.
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
     In the normal course of business, the Company’s tax returns are subject to examination by various domestic and foreign taxing authorities. Such examinations may result in future tax and interest assessments on the Company. In instances where the Company believes that it is probable that it will be assessed and the amount that will ultimately be paid under the assessment is reasonably estimatable, it has accrued a liability. The Company does not believe that these liabilities are material, individually or in the aggregate, to its financial condition or liquidity. Similarly, the Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
13. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows:

	Six Months Ended June 30,
	2006	2005
	(millions)
Cash payments made for interest	$(777)	$(807)
Interest income received	87	99

Cash interest payments, net	$(690)	$(708)

Cash payments made for income taxes	$(232)	$(308)
Income tax refunds received	26	47

Cash tax payments, net	$(206)	$(261)

     The consolidated statement of cash flows reflects approximately $109 million of common stock repurchases that were included in other current liabilities at December 31, 2005 but were not paid until the first quarter of 2006.
Interest Expense, Net
     Interest expense, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Interest income	$83	$89	$176	$163
Interest expense	(420)	(413)	(812)	(833)

Total interest expense, net	$(337)	$(324)	$(636)	$(670)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Income, Net
     Other income, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Investment gains, net	$20	$982	$315	$1,005
Gain (loss) on WMG option	—	(27)	—	53
Income on equity method investees	27	36	42	47
Losses on accounts receivable securitization programs	(13)	(9)	(26)	(16)
Other	15	7	29	11

Total other income, net	$49	$989	$360	$1,100

Other Current Liabilities
     Other current liabilities consist of:

	June 30,	December 31,
	2006	2005
		(recast)
	(millions)
Accrued expenses	$3,914	$4,685
Accrued compensation	989	1,316
Accrued income taxes	161	157

Total other current liabilities	$5,064	$6,158

Part II. Other Information
Item 1. Legal Proceedings
Securities Matters
     Consolidated Securities Class Action
     Reference is made to the shareholder class action lawsuits described on page 60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and page 52 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”). The court issued an order dated April 6, 2006 granting final approval of the settlement and the time to appeal that decision has expired. In connection with the settlement, the $300 million the Company previously paid in connection with the settlement of its SEC investigation will be distributed to investors through the settlement pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006.
     Other Related Securities Litigation Matters
     Reference is made to the shareholder derivative, ERISA and individual securities matters described on pages 61-66 of the 2005 Form 10-K and pages 53-57 of the March 2006 Form 10-Q. As previously disclosed, during the second quarter of 2005, the Company established a reserve totaling $600 million in connection with these related securities litigation matters. Of this $600 million reserve, through July 31, 2006, the Company has paid, or has agreed to pay, approximately $358 million, after considering probable insurance recoveries, to settle certain of these claims.
     Reference is made to the consolidated ERISA class action lawsuits described on page 61 of the 2005 Form 10-K and page 53 of the March 2006 Form 10-Q. The court granted preliminary approval of the parties’ settlement in an opinion dated May 1, 2006. A final approval hearing was held on July 19, 2006, and the parties are awaiting the court’s decision. At this time, there can be no assurance that the settlement will receive final court approval.
     Reference is made to the shareholder derivative lawsuits described on page 61 of the 2005 Form 10-K and page 53 of the March 2006 Form 10-Q. The court granted preliminary approval of the settlement in an opinion dated May 10, 2006. A final approval hearing was held on June 28, 2006, and the parties are awaiting the court’s decision. At this time, there can be no assurance that the settlement will receive final court approval.
     Reference is made to the lawsuits described on page 62 of the 2005 Form 10-K and page 54 of the March 2006 Form 10-Q filed by shareholders who determined to “opt-out” of the settlement reached in the consolidated federal securities class action. In May 2006, amended complaints were filed in thirty-five of these cases. In June 2006, the Company filed a motion to dismiss and a motion for partial summary judgment in these thirty-five cases, which seek to dismiss some or all of the complaints and/or to preclude recovery of alleged damages incurred prior to July 2002 based on loss causation principles.
     Reference is made to the lawsuit filed by the Commonwealth of Pennsylvania Public School Employees’ Retirement System et al. described on page 65 of the 2005 Form 10-K and page 56 of the March 2006 Form 10-Q. This lawsuit has been settled. The aggregate amount for which the Company has settled this as well as related lawsuits is described above.
     Reference is made to the lawsuit filed on behalf of purchasers of stock in Homestore.com, Inc. described on page 65 of the 2005 Form 10-K. On June 30, 2006, the Ninth Circuit Court of Appeals issued an opinion affirming the lower court’s decision dismissing the complaint and remanding the case to the district court for further proceedings.
     Reference is made to the lawsuits filed on behalf of purchasers of stock in PurchasePro.com, Inc. described on page 66 of the 2005 Form 10-K. The parties have agreed to settle this matter and the court granted preliminary approval of the proposed settlement in an order dated July 18, 2006. The aggregate amount for which the Company has agreed to settle this as well as related lawsuits is described above. At this time, there can be no assurance that final court approval will be granted.
Other Matters
     Reference is made to the lawsuit filed by Hallissey et al. described on page 68 of the 2005 Form 10-K and page 59 of the March 2006 Form 10-Q. On May 11, 2006, plaintiffs filed a motion under the Fair Labor Standards Act asking the court to notify former community leaders nationwide about the lawsuit and allow those community leaders the opportunity to join the lawsuit.
     Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere, et al. described on page 69 of the 2005 Form 10-K and page 60 of the March 2006 Form 10-Q. A final settlement approval hearing was held on May 19, 2006, and the parties are awaiting the court’s decision. At this time, there can be no assurance that final approval of the settlement will be granted.

Item 1A. Risk Factors.
     As discussed above, on August 2, 2006, the Company announced the next phase of AOL’s business strategy. The following risk factor is being added in conjunction with this announcement and updates and amends the Risk Factors set forth in Time Warner’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and Quarterly Report on Form 10-Q for the first quarter ended March 31, 2006.
     If the next phase of AOL’s business strategy does not succeed in sustaining current levels of activity generated on AOL’s interactive properties, whether accessed via the AOL client software or directly through the Internet, by current AOL subscribers and increasing the number of other Internet users and the level of activity they generate on AOL’s interactive properties, AOL’s business, results of operations and financial condition may be adversely impacted. The Company has announced the next phase of AOL’s business strategy for AOL to shift from a primarily subscription-based business model to a primarily advertising-supported business model. For the six months ended June 30, 2006, Subscription revenues represented approximately 77% of AOL’s Total revenues, and Advertising revenues represented approximately 21% of AOL’s Total revenues. The success of the strategy depends on AOL’s ability to sustain current levels of activity generated on AOL’s interactive properties by current AOL subscribers and its ability to increase the number of other Internet users and the level of activity they generate on AOL’s interactive properties.
     The Company has announced that AOL will offer a “free” Internet service that was previously only available on a subscription basis, and this offer could lead to further and faster rates of decline in subscribers and related Subscription revenues. In the past, AOL maintained distinctions between its subscription service (the AOL service) and its free interactive properties. A significant component of the business strategy is for AOL to provide content, features and tools, previously available only to subscribers, to all Internet consumers at no charge, including the AOL client software, “AOL.com” e-mail addresses and certain safety and security tools. Although certain components of the AOL service will continue to be available only to subscribers following implementation of the strategy, such as dial-up Internet access and live customer service, AOL expects that the number of subscribers and related Subscription revenues will decline further and at a faster rate than in the past as consumers continue to upgrade to broadband Internet access from dial-up Internet access. As Subscription revenues decline, AOL will become more dependent on Advertising revenues.
     AOL currently depends on its subscribers to generate a significant majority of its Advertising revenues, and in the future it must be able to maintain the level of engagement of its current subscribers and to attract new highly-engaged Internet users to its interactive properties to grow its Advertising revenues. For AOL’s strategy to be successful, AOL must continue to increase Advertising revenues. A significant majority of AOL’s Advertising revenues currently are generated from activity by AOL subscribers who use AOL e-mail and the AOL client software. By permitting the general Internet population (including former subscribers) to use the AOL client software, “AOL.com” e-mail addresses and certain other AOL interactive offerings at no charge, AOL aims to maintain the generally high level of engagement of its current subscribers (regardless of whether they pay AOL for Internet access) and to attract new highly-engaged Internet consumers to the AOL properties.
     Important components of AOL’s business strategy are maintaining the usage of the AOL client software by current subscribers, increasing the usage of the AOL client software by the general Internet population, including former subscribers, and increasing both traffic to AOL web sites and consumption of other AOL interactive services. To increase the ease with which the general Internet population can obtain the AOL client software and access both AOL web sites and other interactive services, AOL intends to enter into new or modified distribution agreements with third-party high-speed Internet access providers (such as telephone and cable companies) to distribute the AOL client software, AOL.com, AOL content and/or other AOL interactive services. AOL also intends to modify its agreements with computer manufacturers to pre-install the AOL client software or other AOL interactive services, such as AOL.com, onto new computers. Although AOL has existing relationships with certain high-speed Internet access providers, its ability to enter into new or additional distribution agreements may be limited by existing exclusive arrangements the high-speed Internet access providers may have with other Internet companies. Similarly, although AOL has current agreements with various computer manufacturers to pre-install the AOL client software, these agreements may need to be re-negotiated once the AOL client software is available at no charge to anyone with Internet access. Although these agreements with high-speed Internet access providers and computer manufacturers are not required for Internet users either to obtain the AOL client software or to access other freely-available AOL interactive properties and services, if AOL is unable to enter into favorable arrangements with these parties, fewer Internet users may download the AOL client software and/or use other AOL interactive properties or services, which could hinder the growth of AOL’s Advertising revenues.

     AOL’s ability to increase Advertising revenues also depends on its ability to continue to identify and offer attractive content, features and tools on its interactive properties, including AOL.com, MapQuest, and AIM.com, whether accessed via the AOL client software or directly through the Internet. Acquiring, developing and offering such content, features and tools may require significant expenditures and may take a significant amount of time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. Although not directly comparable to what will be available through the next phase of the business strategy, in the third quarter of 2005, AOL re-launched its AOL.com website including certain free content, features and tools that previously had been available only to subscribers. AOL’s business strategy takes that initiative one step further by providing the AOL client software and “AOL.com” e-mail addresses (as well as certain other AOL content and interactive services) to all Internet consumers at no charge. Although the number of visitors to AOL.com has increased, their level of activity on AOL’s interactive properties has not been as high as activity by current AOL subscribers. The free availability of the AOL client software, AOL.com e-mail addresses and certain other AOL content and interactive services is expected to increase the usage of AOL’s interactive properties by Internet users (including former subscribers). However, if this result does not occur or if AOL cannot offer content, features and tools that will actively engage significant numbers of Internet users, its operating results and financial condition could be adversely affected.
     The success of AOL’s business strategy depends on its ability to continue to grow Advertising revenues and decrease costs in a timely manner. Due to the implementation of the next phase of the business strategy, AOL expects an accelerated rate of decline in the number of subscribers and related Subscription revenues. Accordingly, AOL anticipates that it will need to continue to grow Advertising revenues and implement significant cost reductions. Implementing this strategy will make AOL more dependent on Advertising revenues and thus more susceptible to the risks of an advertising-supported business. Advertising expenditures tend to be cyclical and are susceptible to changing economic and market conditions that are outside of AOL’s control, as described in the risk factor entitled “Weakening economic conditions or other factors could reduce the Company’s advertising or other revenues or hinder its ability to increase such revenues” in the 2005 Form 10-K. Furthermore, although the market for Internet advertising has continued to grow, AOL must remain competitive with existing and new Internet companies in that market. AOL also needs to be able to continue to increase the number of advertisers and the amount spent on advertising on AOL’s interactive properties. If AOL is unable to significantly reduce costs or significantly increase Advertising revenues on a timeline that coincides with the expected decreases in the number of subscribers and related Subscription revenues, AOL’s business, results of operations and financial condition may be adversely affected. Furthermore, cost reductions may lead to employee distraction and morale problems, as well as difficulty in hiring or retaining necessary employees. Reducing costs may also lead to reduced operational capabilities, and if costs are reduced in a manner that is not consistent with operational requirements, AOL’s ability to provide satisfactory customer service may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended June 30, 2006 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs
April 1, 2006 — April 30, 2006	91,995,273	$16.90	91,995,273	$12,127,792,708
May 1, 2006 — May 31, 2006	101,430,494	$17.34	101,429,706	$10,368,543,970
June 1, 2006 — June 30, 2006	104,348,083	$17.25	104,346,273	$8,568,344,333

Total	297,773,850	$17.17	297,771,252

(1)	The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the publicly announced stock repurchase program described in footnote (3) below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 0 shares, 788 shares and 1,810 shares, respectively, for the months of April, May and June.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)	On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period. On November 2, 2005, the Company announced the increase of the amount that may be repurchased under the Company’s publicly announced stock repurchase program to an aggregate of up to $12.5 billion of Common Stock. In addition, on February 17, 2006, the Company announced the increase of its stock repurchase program and extension of the program’s ending date. Under the extended program, the Company has authority to repurchase up to an aggregate of $20 billion of Common Stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future. In the second quarter of 2006, repurchases under such trading programs included repurchases pursuant to prepaid stock repurchase contracts, which the Company entered into and announced in May 2006.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of the Company was held on May 19, 2006 (the “2006 Annual Meeting”). The following matters were voted on at the 2006 Annual Meeting:
(i)	The following individuals were elected directors of the Company for terms expiring in 2007:

			Broker
	Votes For (1)	Votes Withheld	Non-Votes
James L. Barksdale	3,685,442,247.36	153,545,661	0
Stephen F. Bollenbach	3,654,889,136.36	184,098,772	0
Frank J. Caufield	3,533,712,848.36	305,275,060	0
Robert C. Clark	3,672,070,244.36	166,917,664	0
Jessica P. Einhorn	3,666,310,523.36	172,677,385	0
Reuben Mark	3,684,165,511.36	154,822,397	0
Michael A. Miles	3,486,977,218.36	352,010,690	0
Kenneth J. Novack	3,537,161,810.36	301,826,098	0
Richard D. Parsons	3,634,501,580.36	204,486,328	0
Francis T. Vincent, Jr.	3,519,248,246.36	319,739,662	0
Deborah C. Wright	3,502,425,011.36	336,562,897	0

(1)	Fractional share numbers are due to the shares of Series LMCN-V Common Stock of the Company, each of which entitles the holder thereof to 1/100 of a vote per share on the election of directors.

(ii)	Ratification of appointment of Ernst & Young LLP as independent auditors of the Company:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
3,619,081,744	135,750,563	83,229,151	0
(iii)	Approval of Time Warner Inc. 2006 Stock Incentive Plan:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
2,347,887,797	508,501,831	98,913,930	882,757,900
(iv)	Stockholder proposal regarding simple majority vote:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
2,382,508,936	484,342,307	88,452,315	882,757,900
(v)	Stockholder proposal regarding separation of roles of Chairman and CEO:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
474,159,371	2,392,816,038	88,328,149	882,757,900

(vi)	Stockholder proposal regarding code of vendor conduct:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
686,869,745	1,903,046,396	365,387,417	882,757,900
     In connection with the stockholder proposal referred to in paragraph (iv) above regarding simple majority vote, the Company’s Board of Directors considered changes to the Company’s Restated Certificate of Incorporation and By-laws regarding the vote required for stockholders to amend the Company’s By-laws. After due consideration of the matter, including discussions with stockholders, the Board determined and disclosed in the Company’s 2006 Proxy Statement that it will present a proposal for consideration at the 2007 annual meeting of stockholders to amend the Company’s Restated Certificate of Incorporation to eliminate the current super-majority voting standard for amending the Company’s By-laws and to replace it with a majority-vote standard under which a majority of the combined voting power of all classes and series of capital stock entitled generally to vote in the election of directors, voting as a class, would be able to amend the Company’s By-laws. The Board also determined and disclosed that it would amend the By-laws to provide for the same majority-vote requirement.
Item 5. Other Information.
     On July 27, 2006, the Board of Directors (the “Board”) of the Company elected Mathias Döpfner to the Board, effective on July 31, 2006. Mr. Döpfner is Chairman, Chief Executive Officer and Head of the Newspapers Division of Axel Springer AG, Germany’s largest newspaper publisher. The election of Mr. Döpfner as a director of the Company fills a newly created position on the Board. The Board has not yet determined on which committee or committees, if any, Mr. Döpfner will serve.
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

TIME WARNER INC.
(Registrant)

Date: August 2, 2006	/s/ Wayne H. Pace

Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
10.1	Time Warner Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2006).

10.2	Amendment No. 2, dated June 21, 2006, to the Asset Purchase Agreement dated as of April 20, 2005 between Adelphia Communications Corporation (“Adelphia”) and Time Warner NY Cable LLC (“Time Warner NY Cable”).

10.3	Amendment No. 3, dated June 26, 2006, to the Asset Purchase Agreement dated as of April 20, 2005 between Adelphia and Time Warner NY Cable.

10.4	Letter Agreement, dated as of June 21, 2006, among TWE Holdings II Trust, Comcast Corporation (“Comcast”), Adelphia and Time Warner Cable Inc. (“Time Warner Cable”), relating to offerings of Time Warner Cable common stock by Adelphia and Comcast.

10.5	Letter Agreement, dated as of June 21, 2006, among TWE Holdings II Trust, the Company, Time Warner Cable and Comcast, relating to the deferral by Time Warner Cable of certain registration actions with respect to shares of Time Warner Cable common stock held by Comcast.

10.6	Amendment No. 4, dated July 31, 2006, to the Asset Purchase Agreement dated as of April 20, 2005 between Adelphia and Time Warner NY Cable.

10.7	Form of Registration Rights and Sale Agreement between Adelphia and Time Warner Cable (included in Exhibit 10.2).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. †

99.1	Form of Prepaid Share Repurchase Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 4, 2006).

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.