Form 10-K/A
period 2005-12-31
TIME WARNER INC
filed 2006-09-13
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

Restatement of Prior Financial Information
     As previously disclosed by Time Warner Inc. (“Time Warner” or the “Company”), the Securities and Exchange Commission (“SEC”) had been conducting an investigation into certain accounting and disclosure practices of the Company. On March 21, 2005, the Company announced that the SEC had approved the Company’s proposed settlement, which resolved the SEC’s investigation of the Company. Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL LLC (formerly America Online, Inc., “AOL”), a subsidiary of the Company, in May 2000. The Company also agreed to appoint an independent examiner, who was to either be or hire a certified public accountant. The independent examiner was to review whether the Company’s historical accounting for transactions (as well as any subsequent amendments) with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related online advertising elements, was appropriate, and provide a report to the Company’s Audit and Finance Committee of its conclusions, originally within 180 days of being engaged. The transactions that were to be reviewed were entered into (or amended) between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which the majority of the revenue was recognized before January 1, 2002.
     The independent examiner began his review in June 2005 and, after several extensions of time, recently completed that review, in which he concluded that certain of the transactions under review with 15 counterparties, including three cable programming affiliation agreements with advertising elements, were accounted for improperly because the historical accounting did not reflect the substance of the arrangements. Under the terms of its SEC settlement, the Company is required to restate any transactions that the independent examiner determined were accounted for improperly. Accordingly, on August 15, 2006, the Company determined it would restate its consolidated financial results for each of the years ended December 31, 2000 through December 31, 2005 and for the six months ended June 30, 2006. The financial statements presented in this report reflect the impact of the adjustments being made in the Company’s financial results.
     The transactions being restated are principally transactions in which (i) AOL secured online advertising commitments from counterparties (and subsequently delivered on such commitments) at the same time that the Company entered into commitments with those same counterparties to purchase products or services or to make an investment in such counterparties and (ii) in the case of three counterparties, Time Warner Cable, a subsidiary of the Company, entered into cable programming affiliation agreements at the same time it committed to deliver (and did subsequently deliver) network and online advertising services to those same counterparties. Total advertising revenue recognized by the Company under these transactions was $584 million ($24 million in 2000, $378 million in 2001, $107 million in 2002, $67 million in 2003 and $8 million in 2004). Included in the $584 million is $37 million related to operations that have been subsequently classified as discontinued operations and $12 million of amounts that were reclassified to another revenue category (content or other) in connection with the restatement. In addition to reversing the recognition of revenue, based on the independent examiner’s conclusions and as described more fully below, the Company has recorded corresponding reductions in the cost of the products or services that were acquired or investments that were made contemporaneously with the execution of the advertising agreements. In addition, the independent examiner concluded that approximately $119 million in marketing expenses were not recognized in the appropriate accounting period.
     Included in the $584 million of restated advertising revenues is $310 million of advertising revenues in which the advertising arrangements were secured by AOL contemporaneously with the purchase of products or services or making an investment. In restating these transactions, the Company has reduced the cost of the related products, services or investment, which has had the effect of increasing earnings during certain of the periods. The remaining balance of the $584 million (or $274 million) consists of advertising arrangements that were secured contemporaneously with cable programming affiliation agreements. In restating these advertising arrangements, the Company is reducing cable programming costs over the life of the related cable programming affiliation arrangements (which range from 10 to 12 years), which has the effect of increasing earnings during certain of the periods restated and in future periods.

     In addition to the revenue impact, the net effect of restating these transactions is that the Company’s net income has been reduced by $1 million in 2000 and $161 million in 2001 and has been increased by $62 million in 2002, $18 million in 2003, $30 million in 2004 and $16 million in 2005. Included in the 2002 incremental net income of $62 million is a $42 million decrease in the aggregate goodwill impairment charge recognized by the Company during 2002. While the restatement results in changes in the classification of cash flows, it has not impacted total cash flow during the periods.
     Except for the information affected by the restatement and the elimination of the condensed consolidating financial statements discussed below, the Company has not updated the information contained herein for events or transactions occurring subsequent to the date the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) was filed with the SEC. The Company therefore recommends that this Annual Report on Form 10-K/A be read in conjunction with the Company’s reports filed subsequent to the filing date of the 2005 Form 10-K.
Amended Items
     The Company hereby amends the following items, financial statements, exhibits or other portions of the 2005 Form 10-K as set forth herein.
PART II
Item 6. Selected Financial Data.
     The selected financial information of the Company for the five years ended December 31, 2005 is amended to read in its entirety as set forth at pages 129 through 130 herein and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” is amended to read in its entirety as set forth at pages 6 through 62 herein and is incorporated herein by reference.
Item 7A. Quantatative and Qualitative Disclosures About Market Risk.
     The information set forth under the caption “Market Risk Management” is amended to read in its entirety as set forth at pages 54 through 56 herein and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
     The consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are amended to read in their entirety as set forth at pages 63 through 127, and page 128 herein, respectively, and are incorporated herein by reference.
     Quarterly Financial Information (unaudited) is amended to read in its entirety as set forth at pages 131 through 132 herein and is incorporated herein by reference.
     At the time the Company filed the 2005 Form 10-K, certain debt securities of Time Warner Companies, Inc., which were guaranteed by the Company and certain subsidiaries of the Company, were listed on the New York Stock Exchange. Accordingly, the 2005 Form 10-K included the condensed consolidating financial statements required under Rule 3-10 of Regulation S-X. In June 2006, the Time Warner Companies, Inc. debt was delisted from the New York Stock Exchange and deregistered under Section 12(b) of the Securities Exchange Act of 1934, and the requirement to include the condensed consolidating financial statements was suspended. Because the Company is no longer required to include this supplementary data, such supplementary data has not been restated or included in this Annual Report on Form 10-K/A.

PART IV
Item 15. Exhibits and Financial Statements Schedules.
     (a)(1) — (2) Financial Statements and Schedules:
     Item 15(a)(1) — (2) is amended to replace subparagraph (i) thereof to read in its entirety as follows:
     (i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 5 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report on Form 10-K/A.
     (3) Exhibits:
     The list of exhibits set forth in, and incorporated from, the Exhibit Index is amended to include the following additional exhibits, each of which is filed herewith:
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER INC.
By:	/s/ Wayne H. Pace
	Name:	Wayne H. Pace
	Title:	Executive Vice President and Chief Financial Officer

Date: September 13, 2006

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films, including The Lord of the Rings trilogy, the Harry Potter series, Batman Begins and Wedding Crashers, as well as television programs, including ER, Two and a Half Men, Cold Case and Without a Trace. During 2005, the Company generated revenues of $43.652 billion (up 4% from $42.081 billion in 2004), Operating Income before Depreciation and Amortization of $7.816 billion (down 17% from $9.414 billion in 2004), Operating Income of $4.548 billion (down 27% from $6.217 billion in 2004), Net Income of $2.921 billion (down 14% from $3.394 billion in 2004) and Cash Provided by Operations of $4.965 billion (down 25% from $6.617 billion in 2004). Included in the amounts above are charges of $2.865 billion and $536 million related to securities litigation and the government investigations for 2005 and 2004, respectively, as discussed further in “Other Recent Developments.”
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. America Online, Inc. (“AOL”) operates a leading network of web brands and the largest Internet access subscription service in the United States, with 25.5 million total AOL brand subscribers in the U.S. and Europe at the end of 2005. In 2005, AOL reported total revenues of $8.283 billion (19% of the Company’s overall revenues), $1.899 billion in Operating Income before Depreciation and Amortization and $1.177 billion in Operating Income. AOL generates its revenues primarily from subscription fees charged to subscribers and from providing advertising services.
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
     AOL’s Audience business unit generates Advertising revenues from the sale of banner advertising on a fixed impression or fixed placement basis, as well as from the sale of paid-search and other pay-for-performance advertising on AOL’s and Advertising.com Inc.’s (“Advertising.com”) networks of Internet properties, which include owned and third-party properties, as well as certain Internet properties owned by other divisions of the Company. Currently, a significant majority of Advertising revenues are generated from traffic by subscribers to the AOL subscription service. The strategy of the Audience business unit focuses on generating Advertising revenue by increasing the reach of its audience and depth of its usage across its web properties, including properties such as AOL.com, AIM, MapQuest and Moviefone. A key component of this strategy was the third quarter 2005 re-launch of the publicly available version of the AOL.com web portal that includes a substantial portion of AOL’s content, features and tools that were historically available only to AOL subscribers. AOL seeks to generate Advertising revenue from increased traffic to AOL.com through sales of branded advertising and performance-based advertising, including paid-search, as well as from increased utilization and optimization of AOL advertising inventory. The acquisition of Advertising.com in the third quarter of 2004 has provided incremental growth in Advertising revenues, primarily through third-party performance-based advertising.
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
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC Inc.”), is the second-largest cable operator in the U.S. (in terms of basic cable subscribers served). TWC Inc. managed approximately 10.957 million basic cable subscribers (including approximately 1.557 million subscribers of unconsolidated investees) at the end of 2005, in highly clustered and technologically upgraded systems in 27 states. TWC Inc. delivered revenues of $9.498 billion (22% of the Company’s overall revenues), $3.672 billion of Operating Income before Depreciation and Amortization and $2.008 billion in Operating Income during 2005. As part of the strategy to expand TWC Inc.’s cable footprint and improve the clustering of its cable systems, TWC Inc., through a subsidiary, entered into agreements on April 20, 2005 to acquire, in conjunction with Comcast Corporation (“Comcast”), substantially all of the assets of Adelphia Communications Corporation (“Adelphia”). Please refer to “Other Recent Developments” for further details.
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
     The independent examiner recently completed his review and, as a result of the conclusions, the Company’s consolidated financial results have been restated as reflected in this report. For more information on the restatement, see “Restatement of Prior Financial Information” on page 1.
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
Merger and Restructuring Costs
     During the year ended December 31, 2005, the Company incurred restructuring costs of approximately $109 million primarily related to various employee terminations, including approximately 1,330 employees across the segments. Specifically, the AOL and Cable segments incurred restructuring costs primarily related to various employee terminations of $17 million and $35 million, respectively, which were partially offset by a $7 million and a $1 million reduction in restructuring costs, respectively, reflecting changes in estimates of previously established restructuring accruals. Additional restructuring costs, primarily related to various employee terminations, of $33 million at the Filmed Entertainment segment, $4 million at the Networks segment and $28 million at the Publishing segment were also incurred during 2005. In addition, during the year ended December 31, 2005, the Cable segment expensed approximately $8 million of non-capitalizable merger-related costs associated with the Adelphia Acquisition (Note 14).

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
2005 vs. 2004
Consolidated Results
     Revenues. The components of revenues are as follows:

	Year Ended December 31,
	2005	2004	% Change
	(millions)
	(restated)
Subscription	$22,222	$21,605	3%
Advertising	7,612	6,947	10%
Content	12,615	12,350	2%
Other	1,203	1,179	2%

Total revenues	$43,652	$42,081	4%

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
     Costs of Revenues. For 2005 and 2004, costs of revenues totaled $25.046 billion and $24.402 billion, respectively, and as a percentage of revenues were 57% and 58%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the AOL and Networks segments, offset by a decrease in margin at the Filmed Entertainment segment. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For 2005 and 2004, selling, general and administrative expenses increased 2% to $10.478 billion in 2005 from $10.261 billion in 2004 primarily from increases at all segments except the AOL segment and Corporate. The segment variations are discussed in detail in “Business Segment Results.”
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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.
     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Year Ended December 31,
	2005	2004	% Change
	(restated, millions)
Operating Income before Depreciation and Amortization	$7,816	$9,414	(17%)
Depreciation	(2,671)	(2,571)	4%
Amortization	(597)	(626)	(5%)

Operating Income	4,548	6,217	(27%)
Interest expense, net	(1,266)	(1,533)	(17%)
Other income, net	1,125	522	116%
Minority interest expense, net	(289)	(250)	16%

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,118	4,956	(17%)
Income tax provision	(1,197)	(1,717)	(30%)

Income before discontinued operations and cumulative effect of accounting change	2,921	3,239	(10%)
Discontinued operations, net of tax	—	121	NM
Cumulative effect of accounting change, net of tax	—	34	NM

Net income	$2,921	$3,394	(14%)

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization decreased 17% to $7.816 billion in 2005 from $9.414 billion in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $2.983 billion and $575 million of net expense for 2005 and 2004, respectively, Operating Income before Depreciation and Amortization increased $810 million (or 8%) principally as a result of growth at all segments except for the Filmed Entertainment segment.
     The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $2.671 billion in 2005 from $2.571 billion in 2004. The increase in depreciation expense primarily related to the Cable segment, partially offset by a decrease at the AOL segment. The increase in depreciation expense at the Cable segment reflects continued higher spending on customer premise equipment that is depreciated over a shorter useful life compared to the mix of assets previously purchased. The decrease in depreciation expense at the AOL segment relates primarily to a decline in network assets as a result of membership declines.
     Amortization Expense. Amortization expense decreased to $597 million in 2005 from $626 million in 2004. The decrease relates primarily to a decline in amortization expense at the Publishing segment as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized beginning in the latter part of 2004.
     Operating Income. Time Warner’s Operating Income decreased to $4.548 billion in 2005 from $6.217 billion in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $2.983 billion and $575 million of net expense for 2005 and 2004, respectively, Operating Income improved $739 million primarily as a result of the improvement in Operating Income before Depreciation and Amortization, offset partially by the increase in depreciation expense as discussed above.
     Interest Expense, Net. Interest expense, net, decreased to $1.266 billion in 2005 from $1.533 billion in 2004 due primarily to lower average net debt levels and higher interest rates on cash investments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Other Income, Net. Other income, net, detail is shown in the table below:

	Year Ended December 31,
	2005	2004
	(restated, millions)
Investment gains, net	$1,011	$424
Net gain on WMG option	53	50
Income from equity investees	61	36
Other	—	12

Other income, net	$1,125	$522

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
     Minority Interest Expense, Net. Time Warner had $289 million of minority interest expense in 2005 compared to $250 million in 2004. The increase relates primarily to larger profits recorded by TWC Inc., in which Comcast has a minority interest.
     Income Tax Provision. Income tax expense was $1.197 billion in 2005 compared to $1.717 billion in 2004. The Company’s effective tax rate was 29% and 35% in 2005 and 2004, respectively. The change in the effective tax rate is primarily a result of the favorable impact of state tax law changes in Ohio and New York, an ownership restructuring in Texas and certain other methodology changes, partially offset by the non-deductible expenses related to a portion of the settlement reserve for the securities litigation in 2005 compared with the nondeductible expenses related to a portion of the SEC and DOJ settlements in 2004.
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
     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $2.921 billion in 2005 compared to $3.239 billion in 2004. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.63 and $0.62, respectively, in 2005, compared to $0.71 and $0.69, respectively, in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $1.401 billion and $174 million of net expense in 2005 and 2004, respectively, Income before discontinued operations and cumulative effect of accounting change improved by $909 million primarily due to higher Operating Income, lower interest expense and the change in income tax provision as discussed above.

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
     Net Income and Net Income Per Common Share. Net income was $2.921 billion in 2005 compared to $3.394 billion in 2004. Basic and diluted net income per common share were $0.63 and $0.62, respectively, in 2005 compared to $0.74 and $0.72, respectively, in 2004. Net income includes the items previously addressed under “Income before Discontinued Operations and Cumulative Effect of Accounting Change,” Discontinued operations, net of tax, and the Cumulative effect of accounting change, net of tax.
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
	2005	2004	% Change
	(restated, millions)
Revenues:
Subscription	$6,755	$7,477	(10%)
Advertising	1,338	1,005	33%
Other	190	210	(10%)

Total revenues	8,283	8,692	(5%)
Costs of revenues(a)	(3,788)	(4,178)	(9%)
Selling, general and administrative(a)	(2,572)	(2,681)	(4%)
Gain on disposal of consolidated businesses	10	20	(50%)
Asset impairments	(24)	(10)	140%
Restructuring costs	(10)	(50)	(80%)

Operating Income before Depreciation and Amortization	1,899	1,793	6%
Depreciation	(548)	(652)	(16%)
Amortization	(174)	(176)	(1%)

Operating Income	$1,177	$965	22%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
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
     Costs of revenues decreased 9% and, as a percentage of revenues, decreased to 46% in 2005 from 48% in 2004. The declines related primarily to lower network-related expenses. Network-related expenses decreased 27% to $1.292 billion in 2005 from $1.760 billion in 2004. The decline in Network related expenses was principally attributable to improved pricing and network utilization, decreased levels of long-term fixed commitments and lower usage of AOL’s dial-up network associated with the declining dial-up subscriber base. Network costs also benefited from the final refund of $26 million for a portion of service payments made in prior years at AOL Europe. The decline in network costs was partially offset by costs associated with Advertising.com, which was acquired in August 2004. Domestic network expenses are expected to continue to decline in 2006, although at a lower rate than in 2005. However, this decline is expected to be more than offset by increased network expenses at AOL Europe due to the continued migration of AOL Europe dial-up subscribers to bundled broadband plans for which network expenses per subscriber are significantly higher.
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
     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
	2005	2004	% Change
	(restated, millions)
Revenues:
Subscription	$8,964	$7,969	12%
Advertising	534	515	4%

Total revenues	9,498	8,484	12%
Costs of revenues(a)	(4,199)	(3,703)	13%
Selling, general and administrative(a)	(1,585)	(1,483)	7%
Merger-related and restructuring costs	(42)	—	NM

Operating Income before Depreciation and Amortization	3,672	3,298	11%
Depreciation	(1,588)	(1,438)	10%
Amortization	(76)	(76)	—

Operating Income	$2,008	$1,784	13%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The components of Subscription revenues are as follows:

	Year Ended December 31,
	2005	2004	% Change
	(millions)
Subscription revenues:
Video services	$6,537	$6,180	6%
High-speed data	2,145	1,760	22%
Digital Phone	282	29	NM

Total Subscription revenues	$8,964	$7,969	12%

     Subscription revenues increased due to the continued penetration of advanced services (primarily high-speed data, advanced digital video services and Digital Phone) and video rate increases. Strong growth rates for Subscription revenues associated with high-speed data and Digital Phone are expected to continue in 2006.
     TWC Inc. subscriber counts include all billable subscribers for each level of service received. Basic cable subscribers include all subscribers who receive basic video cable service. Digital video subscribers reflect all subscribers who receive any level of video service received via digital technology. High-speed data subscribers include all subscribers who receive TWC Inc.’s Road Runner Internet service, as well as other Internet services offered by TWC Inc. Digital Phone subscribers include all subscribers who receive telephony service. At December 31, 2005, as compared to December 31, 2004, basic cable subscribers increased 0.7% and totaled 10.957 million (including 1.557 million subscribers of unconsolidated investees, which are managed by TWC Inc.), digital video subscribers increased by 12% to 5.401 million (including 760,000 subscribers of unconsolidated investees, which are managed by TWC Inc.), residential high-speed data subscribers increased by 23% to 4.822 million (including 673,000 subscribers of unconsolidated investees, which are managed by TWC Inc.) and commercial high-speed data subscribers increased by 22% to 211,000

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
(including 26,000 subscribers of unconsolidated investees, which are managed by TWC Inc.). Additionally, Digital Phone subscribers increased by 880,000 to 1.100 million (including 150,000 subscribers of unconsolidated investees, which are managed by TWC Inc.).
     The increase in Advertising revenues is due to growth of national and local advertising, including an increase in both the rates and volume of advertising spots sold, partly offset by a decline in news advertising related to the 2004 elections.
     Costs of revenues increased 13% and, as a percentage of revenues, were 44% for both 2005 and 2004. The increase in costs of revenues is primarily related to increases in video programming costs, higher employee costs and an increase in telephony service costs. Video programming costs increased 11% to $2.040 billion in 2005 due primarily to contractual rate increases across TWC Inc.’s programming line-up and the ongoing deployment of new digital video services. Programming costs in the fourth quarter of 2005 reflect a net benefit of approximately $25 million primarily associated with changes in programming estimates (a portion of which were accrued earlier in 2005). Video programming costs in 2006 are expected to increase at a rate similar to that experienced during 2005, reflecting the continued expansion of service offerings and contractual rate increases across TWC Inc.’s programming line-up. Employee costs increased primarily due to salary increases and higher headcount resulting from the roll-out of advanced services. Telephony service costs increased approximately $110 million due to the growth of Digital Phone subscribers. Despite the growth in high-speed data subscribers, as discussed above, high-speed data connectivity costs declined 18% in 2005 as connectivity costs have continued to decrease on a per subscriber basis due to industry-wide cost declines; however, such trends are not expected to continue. High-speed data costs are anticipated to increase in 2006 due to higher usage and subscribers.
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

     The decrease in theatrical film revenues reflects difficult comparisons to the prior year, which included the success of Harry Potter and the Prisoner of Azkaban and Troy and international overages associated with The Lord of the Rings: The Return of the King, partially offset by the 2005 success of Harry Potter and the Goblet of Fire, Charlie and the Chocolate Factory, Batman Begins and Wedding Crashers, among others. The increase in theatrical product revenues from television licensing primarily related to international availabilities, including a greater number of significant titles in 2005. Home video sales of theatrical product increased slightly as key 2005 releases, including The Polar Express, Harry Potter and the Prisoner of Azkaban in most international territories, Batman Begins, Charlie and the Chocolate Factory and Troy, were comparable to the 2004 key home video releases, including The Lord of the Rings: The Return of the King, Elf, The Matrix Revolutions, The Last Samurai and the primarily domestic release of Harry Potter and the Prisoner of Azkaban.
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
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
	2005	2004	% Change
	(millions)
Revenues:
Subscription	$5,405	$5,058	7%
Advertising	3,086	2,895	7%
Content	1,014	973	4%
Other	106	128	(17%)

Total revenues	9,611	9,054	6%
Costs of revenues(a)	(4,702)	(4,600)	2%
Selling, general and administrative(a)	(1,906)	(1,753)	9%
Loss on sale of assets	—	(7)	NM
Restructuring costs	(4)	—	NM

Operating Income before Depreciation and Amortization	2,999	2,694	11%
Depreciation	(238)	(212)	12%
Amortization	(23)	(21)	10%

Operating Income	$2,738	$2,461	11%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Costs of revenues increased 2% and, as a percentage of revenues, were 49% and 51% in 2005 and 2004, respectively. The increase in costs of revenues was primarily attributable to an increase in programming costs and higher costs associated with increased ancillary sales of HBO’s original programming, partially offset by lower costs related to the absence of the winter sports teams due to their sale in March 2004. Programming costs increased to $3.326 billion in 2005 from $3.225 billion in 2004. The increase in programming expenses is primarily due to an increase in original series costs, sports programming costs and news costs at Turner, partially offset by lower acquired programming costs at HBO and The WB Network.
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
2004 vs. 2003
Consolidated Results
     Revenues. Consolidated revenues increased 7% to $42.081 billion in 2004 from $39.496 billion in 2003. As shown below, these increases were led by growth in Subscription, Advertising and Content revenues, offset, in part, by declines in Other revenues:

	Year Ended December 31,
	2004	2003	% Change
	(restated, millions)
Subscription	$21,605	$20,448	6%
Advertising	6,947	6,113	14%
Content	12,350	11,446	8%
Other	1,179	1,489	(21%)

Total revenues	$42,081	$39,496	7%

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
     Costs of Revenues. For 2004 and 2003, costs of revenues totaled $24.402 billion and $23.373 billion, respectively, and as a percentage of revenues were 58% and 59%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the AOL, Networks and Filmed Entertainment segments, as discussed in detail in “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5% to $10.261 billion in 2004 from $9.730 billion in 2003 primarily reflecting increases at all segments, including higher advertising and marketing expenses. The segment variations are discussed in detail in “Business Segment Results.”
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
Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.
     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Year Ended December 31,
	2004	2003	% Change
	(restated, millions)
Operating Income before Depreciation and Amortization	$9,414	$8,411	12%
Depreciation	(2,571)	(2,487)	3%
Amortization	(626)	(640)	(2%)

Operating Income	6,217	5,284	18%
Interest expense, net	(1,533)	(1,734)	(12%)
Other income, net	522	1,213	(57%)
Minority interest expense, net	(250)	(218)	15%

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,956	4,545	9%
Income tax provision	(1,717)	(1,381)	24%

Income before discontinued operations and cumulative effect of accounting change	3,239	3,164	2%
Discontinued operations, net of tax	121	(495)	NM
Cumulative effect of accounting change, net of tax	34	(12)	NM

Net income	$3,394	$2,657	28%

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization increased 12% to $9.414 billion in 2004 from $8.411 billion in 2003 principally as a result of solid growth at all business segments, partially offset by increased expenses at Corporate. The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $2.571 billion in 2004 from $2.487 billion in 2003. The increase in depreciation expense primarily related to the Cable segment and, to a lesser extent, growth at all other segments except the AOL segment. The growth in depreciation expense at the Cable segment reflects higher levels of spending related to the roll-out of digital services and increased spending on customer premise equipment that is depreciated over a significantly shorter useful life compared to the mix of assets previously purchased. In 2004 and 2003, the AOL segment benefited from an approximate $13 million and $60 million decrease, respectively, to reduce excess depreciation inadvertently recorded at the AOL segment over several prior years. Management does not believe that the understatement of prior years results were material to any of the applicable year’s financial statements. Similarly, management does not believe that the adjustments made are material to either the 2004 or 2003 results. Excluding these decreases, depreciation expense at the AOL segment declined due to a reduction in network assets.

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
     Operating Income. Time Warner’s Operating Income increased to $6.217 billion in 2004 from $5.284 billion in 2003, reflecting the changes in business segment Operating Income before Depreciation and Amortization, partially offset by the increase in depreciation expense, as discussed above.
     Interest Expense, Net. Interest expense, net, decreased to $1.533 billion in 2004 from $1.734 billion in 2003 due primarily to lower average net debt levels.
     Other Income, Net. Other income, net, detail is shown in the table below:

	Year Ended December 31,
	2004	2003
	(restated, millions)
Investment gains, net	$424	$593
Gain on WMG option	50	—
Microsoft Settlement	—	760
Income (losses) from equity investees	36	(94)
Other	12	(46)

Other income, net	$522	$1,213

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
     Minority Interest Expense. Time Warner had $250 million of minority interest expense in 2004 compared to $218 million in 2003. The increase relates primarily to larger profits recorded by TWC Inc., in which Comcast has a minority interest.
     Income Tax Provision. Income tax expense from continuing operations was $1.717 billion in 2004 compared to $1.381 billion in 2003. The Company’s effective tax rate for continuing operations was 35% and 30% in 2004 and 2003, respectively. The increase in the effective tax rate results primarily from a decrease in tax benefits realized on capital losses (from $450 million to $110 million) and the impact of legal reserves recognized in 2004 related to the government investigations (as discussed under “Significant Transactions and Other Items Affecting Comparability”), most of which ultimately may not be deductible for income tax purposes. The increase in the effective tax rate was partially offset by the release of certain tax reserves and related interest which includes amounts recognized from the finalization of prior tax filings as well as additional benefits associated with certain foreign source income.
     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $3.239 billion in 2004 compared to $3.164 billion in 2003. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.71 and $0.69 in 2004, respectively, compared to $0.70 and $0.68 in 2003, respectively. In addition, excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” of $174 million of expense and $512 million of income in 2004 and 2003, respectively, income before discontinued operations and cumulative effect of accounting change increased by $761 million. This increase reflects primarily the after-tax effect of the increase in Operating Income and lower interest expense.
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
     Net Income and Net Income Per Common Share. Net income was $3.394 billion in 2004 compared to $2.657 billion in 2003. Basic and diluted net income per common share were $0.74 and $0.72 in 2004 compared to $0.59 and $0.57 in 2003, respectively. Net income includes the items discussed above under “Significant Transactions and Other Items Affecting Comparability,” discontinued operations, net of tax, and cumulative effect of accounting change.
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,
	2004	2003	% Change
	(restated, millions)
Revenues:
Subscription	$7,477	$7,593	(2%)
Advertising	1,005	781	29%
Other	210	220	(5%)

Total revenues	8,692	8,594	1%
Costs of revenues(a)	(4,178)	(4,545)	(8%)
Selling, general and administrative(a)	(2,681)	(2,494)	7%
Gain on disposal of consolidated businesses	20	—	NM
Asset impairments	(10)	—	NM
Restructuring charges	(50)	(52)	(4%)

Operating Income before Depreciation and Amortization	1,793	1,503	19%
Depreciation	(652)	(656)	(1%)
Amortization	(176)	(175)	1%

Operating Income	$965	$672	44%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
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
     Costs of revenues decreased 8% and, as a percentage of revenues, decreased to 48% in 2004 from 53% in 2003. The declines related primarily to lower network-related expenses, which decreased 28% to $1.760 billion in 2004 from $2.429 billion in 2003. The decline in network-related expenses was principally attributable to improved pricing and decreased levels of service commitments as well as increased amounts of network assets under capital leases (which are included within depreciation expense) versus operating leases. These declines were partially offset by an increase in other costs of service, which included higher domestic salary and consulting costs as well as higher broadband and member service costs at AOL Europe. In addition, there were incremental costs associated with the acquisition of Advertising.com and the consolidation of AOLA and AOL Japan during 2004 (AOL Japan was subsequently sold, effective July 1, 2004).
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
     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,
	2004	2003	% Change
	(restated, millions)
Revenues:
Subscription	$7,969	$7,233	10%
Advertising	515	466	11%

Total revenues	8,484	7,699	10%
Costs of revenues(a)	(3,703)	(3,323)	11%
Selling, general and administrative(a)	(1,483)	(1,349)	10%
Restructuring charges	—	(15)	NM

Operating Income before Depreciation and Amortization	3,298	3,012	9%
Depreciation	(1,438)	(1,403)	2%
Amortization	(76)	(58)	31%

Operating Income	$1,784	$1,551	15%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
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
     Costs of revenues increased 11% and, as a percentage of revenues, were 44% for 2004 compared to 43% for 2003. The increase in costs of revenues is primarily related to increases in video programming costs and higher employee costs. Video programming costs increased 12% to $1.845 billion in 2004 due primarily to contractual rate increases across TWC Inc.’s programming line-up (including sports programming). Employee costs increased primarily due to merit increases and higher headcount resulting from the roll-out of new services. High-speed data connectivity costs were relatively flat resulting in a decline on a per subscriber basis.
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
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     At December 31, 2005, Time Warner had $20.330 billion of debt, $4.220 billion of cash and equivalents (net debt of $16.110 billion, defined as total debt less cash and equivalents) and $62.679 billion of shareholders’ equity, compared to $22.375 billion of debt, $6.139 billion of cash and equivalents (net debt of $16.236 billion) and $60.719 billion of shareholders’ equity at December 31, 2004.
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
     As discussed in more detail below, management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments, the common stock repurchase program and the Adelphia Acquisition and the redemption of Comcast’s interests in TWC Inc. and TWE. Time Warner’s sources of cash include cash provided by operations, cash and equivalents, available borrowing capacity under its committed credit facilities ($6.933 billion at Time Warner Inc. and $2.740 billion at TWC Inc. as of December 31, 2005, increased by $10 billion of additional committed credit facilities at TWC Inc. that closed during February 2006), availability under its commercial paper programs, proceeds from the sales of TWBG, Turner South and CSD and the $1 billion investment in AOL by Google. The Company may use a portion of its available borrowing capacity to refinance approximately $1.5 billion of debt maturing in 2006. As discussed further under “Bank Credit Agreements and Commercial Paper Programs,” the Company refinanced $11 billion of committed credit facilities and secured additional capacity of $10 billion, which will become effective concurrent with the closing of the Adelphia Acquisition.
Cash Flows
     Cash and equivalents decreased to $4.220 billion as of December 31, 2005, from $6.139 billion as of December 31, 2004. Components of these changes are discussed in more detail in the pages that follow.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Operating Activities
     Sources of cash provided by operations are as follows:

	Year Ended December 31,
	2005	2004	2003
	(restated, millions)
Operating Income before Depreciation and Amortization	$7,816	$9,414	$8,411
Legal reserves related to securities litigation and government investigations, net of payments and recoveries(a)	111	300	—
Noncash asset impairments	24	10	318
Net interest payments(b)	(1,306)	(1,578)	(1,633)
Net income taxes paid(c)	(411)	(382)	(489)
Adjustments relating to discontinued operations(d)	(10)	123	350
Merger and restructuring payments(e)	(112)	(90)	(293)
Domestic pension plan contributions	(181)	(358)	(648)
Microsoft Settlement	—	—	750
Cash paid for certain litigation settlements	—	—	(391)
All other, net, including working capital changes	(966)	(822)	219

Cash provided by operations	$4,965	$6,617	$6,594

(a)	2005 includes approximately $600 million accrued for other securities litigation matters (which have not been paid), less an accrued insurance recovery of $185 million (which is expected to be received in the first quarter of 2006) and payment of the $300 million SEC settlement. 2004 included $300 million accrued related to the SEC settlement.

(b)	Includes interest income received of $230 million, $94 million and $61 million in 2005, 2004 and 2003, respectively.

(c)	Includes income tax refunds received of $83 million, $107 million and $15 million in 2005, 2004 and 2003, respectively.

(d)	Includes net income (loss) from discontinued operations of $121 million and $(495) million in 2004 and 2003, respectively. Amounts also include working capital-related adjustments associated with discontinued operations of $(10) million, $2 million and $845 million in 2005, 2004 and 2003, respectively.

(e)	Includes payments for restructuring and merger-related costs, as well as payments for certain other merger-related liabilities.
     Cash provided by operations was $4.965 billion in 2005 compared to $6.617 billion in 2004. The decrease in cash provided by operations is related primarily to a decrease in Operating Income before Depreciation and Amortization due to payments made in settling securities litigation and the government investigations, an increase in cash used for working capital and a reduction in cash relating to discontinued operations. These decreases were partially offset by lower domestic pension plan contributions in 2005. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects the timing of accounts payable and accrual payments, partially offset by higher cash collections on receivables.
     Cash provided by operations was $6.617 billion in 2004 compared to $6.594 billion in 2003. The increase in cash provided by operations is related primarily to an increase in Operating Income before Depreciation and Amortization and lower domestic qualified pension plan contributions, tax, interest and merger and restructuring payments in 2004. These increases were partially offset by a reduction in cash provided (used) working capital, a reduction in cash relating to discontinued operations and the absence of net cash received from litigation settlements in 2004. The change in working capital between periods included higher production and programming spending and the timing of accounts payable and accrual payments.

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
     Cash used by investing activities was $2.496 billion in 2005 compared to $503 million in 2004. The increase in cash used by investing activities is primarily due to lower proceeds from the sale of assets and an increase in capital expenditures and product development costs, principally at the Company’s Cable segment, partially offset by lower investments and acquisitions.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Financing Activities
     Sources of cash used by financing activities are as follows:

	Year Ended December 31,
	2005	2004	2003
		(millions)
		(restated)	(restated)
Borrowings	$6	$1,320	$2,371
Debt repayments	(1,995)	(4,523)	(7,109)
Redemption of mandatorily redeemable preferred securities of a subsidiary	—	—	(813)
Proceeds from exercise of stock options	307	353	372
Principal payments on capital leases	(118)	(190)	(171)
Repurchases of common stock	(2,141)	—	—
Dividends paid	(466)	—	—
Other financing activities	19	25	(11)

Cash used by financing activities	$(4,388)	$(3,015)	$(5,361)

     Cash used by financing activities was $4.388 billion in 2005 compared to $3.015 billion in 2004. The increase in cash used by financing activities is due principally to repurchases of common stock made in connection with the Company’s common stock repurchase program and dividends paid to common stock shareholders in 2005, partially offset by lower incremental debt repayments in 2005.
     Cash used by financing activities was $3.015 billion in 2004 compared to $5.361 billion in 2003. The decrease in cash used by financing activities was due principally to lower incremental debt repayments in 2004 and the absence of the 2003 redemption of mandatorily redeemable preferred securities of a subsidiary.
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
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Available Committed Financial Capacity
     At December 31, 2005, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $34.449 billion. Of this committed capacity, $13.893 billion was available to fund future obligations and $20.330 billion was outstanding as debt. (Refer to Note 8 to the accompanying consolidated financial statements for more details on outstanding debt.) At December 31, 2005, total committed capacity, outstanding letters of credit, unamortized discount on commercial paper, outstanding debt and total unused capacity were as follows:

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
     Most of the Company’s other long-term liabilities reflected on the accompanying consolidated balance sheet have been incorporated in the estimated timing of cash payments provided in the summary of contractual obligations, the most significant of which is an approximate $996 million liability for film licensing obligations. However, certain long-term liabilities have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not represent a purchase obligation as it is used herein (e.g., deferred taxes, minority interests, participations and royalties, deferred compensation and other miscellaneous items). Contractual capital commitments are also included in the preceding table; however these commitments represent only a small part of the Company’s expected capital spending in 2006 and beyond. Additionally, minimum pension funding requirements have not been presented, as such amounts have

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
not been determined beyond 2006. The Company does not have a required minimum pension contribution obligation for its defined benefit pension plans in 2006.
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
Equity Risk
     The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in Investments, including available-for-sale securities on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2005, the Company had $2.548 billion of investments accounted for using the equity method of accounting, $820 million of fair value investments, including $133 million of investments in unrestricted public equity securities held for purposes other than trading, $6 million of equity derivative instruments and $124 million of cost-method investments, primarily relating to private equity securities.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
revenue the proceeds received from the advertiser, with an expense equal to the amount paid to the third-party owner of the website). This is primarily because AOL was responsible for identifying and contracting with third-party advertisers, establishing the selling price of the inventory, serving the advertisements at AOL’s cost and expense, performing all billing and collection activities and bearing sole liability for fulfillment of the advertising. Similarly, AOL records gross revenue from Advertising.com transactions where Advertising.com purchases advertising inventory from third parties at a fixed price and resells the inventory.
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors” of the 2005 Form 10-K and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors” of the 2005 Form 10-K, as well as:
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
     For Time Warner’s AOL business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors” of the 2005 Form 10-K, as well as:
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
     For Time Warner’s cable business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors” of the 2005 Form 10-K, as well as:
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

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
December 31,
(restated, millions)

	2005	2004
ASSETS
Current assets
Cash and equivalents	$4,220	$6,139
Restricted cash	—	150
Receivables, less allowances of $2.225 and $2.109 billion	6,411	5,512
Inventories	1,806	1,737
Prepaid expenses and other current assets	1,026	920

Total current assets	13,463	14,458
Noncurrent inventories and film costs	4,916	4,415
Investments, including available-for-sale securities	3,493	4,677
Property, plant and equipment, net	13,659	13,070
Intangible assets subject to amortization, net	3,522	3,892
Intangible assets not subject to amortization	39,813	39,656
Goodwill	40,458	39,709
Other assets	3,152	3,272

Total assets	$122,476	$123,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,380	$1,339
Participations payable	2,426	2,452
Royalties and programming costs payable	1,095	1,038
Deferred revenue	1,473	1,653
Debt due within one year	92	1,672
Other current liabilities	6,100	6,468
Current liabilities of discontinued operations	42	51

Total current liabilities	12,608	14,673
Long-term debt	20,238	20,703
Deferred income taxes	15,077	14,870
Deferred revenue	681	749
Mandatorily convertible preferred stock	—	1,500
Other liabilities	5,420	4,404
Noncurrent liabilities of discontinued operations	7	38
Minority interests	5,766	5,493
Commitments and contingencies (Note 17)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 87.2 and 105.7 million shares outstanding	1	1
Time Warner common stock, $0.01 par value, 4.498 and 4.483 billion shares outstanding	45	45
Paid-in-capital	155,927	156,252
Accumulated other comprehensive income (loss), net	(64)	106
Accumulated deficit	(93,230)	(95,685)

Total shareholders’ equity	62,679	60,719

Total liabilities and shareholders’ equity	$122,476	$123,149

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(restated, millions, except per share amounts)

	2005	2004	2003
Revenues:
Subscription	$22,222	$21,605	$20,448
Advertising	7,612	6,947	6,113
Content	12,615	12,350	11,446
Other	1,203	1,179	1,489

Total revenues(a)	43,652	42,081	39,496
Costs of revenues(a)	(25,046)	(24,402)	(23,373)
Selling, general and administrative(a)	(10,478)	(10,261)	(9,730)
Amortization of intangible assets	(597)	(626)	(640)
Amounts related to securities litigation and government investigations	(2,865)	(536)	(56)
Merger-related and restructuring costs	(117)	(50)	(109)
Asset impairments	(24)	(10)	(318)
Gains on disposal of assets, net	23	21	14

Operating income	4,548	6,217	5,284
Interest expense, net(a)	(1,266)	(1,533)	(1,734)
Other income, net	1,125	522	1,213
Minority interest expense, net	(289)	(250)	(218)

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,118	4,956	4,545
Income tax provision	(1,197)	(1,717)	(1,381)

Income before discontinued operations and cumulative effect of accounting change	2,921	3,239	3,164
Discontinued operations, net of tax	—	121	(495)

Income before cumulative effect of accounting change	2,921	3,360	2,669
Cumulative effect of accounting change, net of tax	—	34	(12)

Net income	$2,921	$3,394	$2,657

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.63	$0.71	$0.70
Discontinued operations	—	0.03	(0.11)
Cumulative effect of accounting change	—	—	—

Basic net income per common share	$0.63	$0.74	$0.59

Average basic common shares	4,648.2	4,560.2	4,506.0

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.62	$0.69	$0.68
Discontinued operations	—	0.03	(0.11)
Cumulative effect of accounting change	—	—	—

Diluted net income per common share	$0.62	$0.72	$0.57

Average diluted common shares	4,710.0	4,694.7	4,623.7

Cash dividends declared per share of common stock	$0.10	$—	$—

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$283	$282	$415
Costs of revenues	(206)	(158)	(132)
Selling, general and administrative	36	32	23
Interest income, net	35	25	19
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(restated, millions)

	2005	2004	2003
OPERATIONS
Net income(a)	$2,921	$3,394	$2,657
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(34)	12
Depreciation and amortization	3,268	3,196	3,127
Amortization of film costs	3,513	3,547	2,959
Asset impairments	25	10	318
Gain on investments and other assets, net	(1,086)	(432)	(600)
Equity in (income) losses of investee companies, net of cash distributions	(15)	19	152
Amounts related to securities litigation and government investigations	111	300	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(552)	(853)	(310)
Inventories	(3,910)	(3,841)	(3,707)
Accounts payable and other liabilities	(598)	(36)	(120)
Other balance sheet changes	1,298	1,345	1,261
Adjustments relating to discontinued operations	(10)	2	845

Cash provided by operations(b)(c)	4,965	6,617	6,594

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(680)	(877)	(570)
Investments and acquisitions from discontinued operations	—	—	(52)
Capital expenditures and product development costs from continuing operations	(3,246)	(3,024)	(2,761)
Capital expenditures from discontinued operations	—	—	(126)
Investment proceeds from available-for-sale securities	991	532	1,079
Investment proceeds from discontinued operations	—	—	1,056
Other investment proceeds	439	2,866	1,451

Cash provided (used) by investing activities	(2,496)	(503)	77

FINANCING ACTIVITIES
Borrowings	6	1,320	2,371
Debt repayments	(1,995)	(4,523)	(7,109)
Redemption of redeemable preferred securities of subsidiary	—	—	(813)
Proceeds from exercise of stock options	307	353	372
Principal payments on capital leases	(118)	(190)	(171)
Repurchases of common stock	(2,141)	—	—
Dividends paid	(466)	—	—
Other	19	25	(11)

Cash used by financing activities	(4,388)	(3,015)	(5,361)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,919)	3,099	1,310
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,139	3,040	1,730

CASH AND EQUIVALENTS AT END OF PERIOD	$4,220	$6,139	$3,040

(a)	Includes net income (loss) from discontinued operations of $121 million in 2004 and $(495) million in 2003.

(b)	2005 reflects $2.754 billion in payments related to securities litigation and the government investigations. 2004 reflects $236 million in payments related to securities litigation and the government investigations.

(c)	2005 includes an approximate $36 million use of cash related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
Years Ended December 31,
(restated, millions)

			Retained
			Earnings
	Common	Paid-In	(Accumulated
	Stock	Capital	Deficit)	Total
BALANCE AT DECEMBER 31, 2002(a)	$45	$155,134	$(102,288)	$52,891
Net income	—	—	2,657	2,657
Foreign currency translation adjustments	—	—	(77)	(77)
Unrealized loss on securities, net of $34 million tax benefit(b)	—	—	(50)	(50)
Realized and unrealized losses on derivative financial instruments, net of $9 million tax benefit	—	—	(6)	(6)
Reversal of unfunded accumulated benefit obligation, net of $180 million income tax provision	—	—	270	270

Comprehensive income	—	—	2,794	2,794
Shares issued pursuant to stock options, restricted stock and benefit plans, including $23 million income tax benefit	1	445	—	446

BALANCE AT DECEMBER 31, 2003	46	155,579	(99,494)	56,131
Net income	—	—	3,394	3,394
Foreign currency translation adjustments	—	—	(66)	(66)
Unrealized gain on securities, net of $388 million tax provision(c)	—	—	582	582
Realized and unrealized losses on derivative financial instruments, net of $0.6 million tax provision	—	—	1	1
Reversal of unfunded accumulated benefit obligation, net of $3 million income tax provision	—	—	4	4

Comprehensive income	—	—	3,915	3,915
Shares issued pursuant to stock options, restricted stock and benefit plans, including $244 million income tax benefit	—	673	—	673

BALANCE AT DECEMBER 31, 2004	46	156,252	(95,579)	60,719
Net income	—	—	2,921	2,921
Foreign currency translation adjustments(d)	—	—	430	430
Change in unrealized gain on securities, net of $402 million tax benefit(e)	—	—	(603)	(603)
Realized and unrealized losses on derivative financial instruments, net of $14.8 million tax provision	—	—	22	22
Reversal of unfunded accumulated benefit obligation, net of $11 million income tax provision	—	—	(19)	(19)

Comprehensive income	—	—	2,751	2,751
Conversion of mandatorily convertible preferred stock	1	1,499	—	1,500
Cash dividends ($0.10 per common share)	—	—	(466)	(466)
Common stock repurchases	(1)	(2,249)	—	(2,250)
Shares issued pursuant to stock options, restricted stock and benefit plans, including $37 million income tax benefit	—	425	—	425

BALANCE AT DECEMBER 31, 2005	$46	$155,927	$(93,294)	$62,679

(a)	Accumulated deficit at December 31, 2002 reflects a cumulative adjustment in connection with the restatement that increased the deficit by $100 million (Note 1).

(b)	Includes a $218 million pretax reduction (tax effect of $87 million) related to realized gains on the sale of securities in 2003 and an increase of $11 million pretax (tax effect $4 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2003 net income.

(c)	Includes a $268 million pretax reduction (tax effect of $107 million) related to realized gains on the sale of securities in 2004 and an increase of $4 million pretax (tax effect $2 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2004 net income.

(d)	Includes an adjustment of $439 million for foreign currency translation related to goodwill and intangible assets, including amounts that relate to prior periods (Note 2).

(e)	Includes a $959 million pretax reduction (tax effect of $384 million) related to realized gains on the sale of securities in 2005, primarily Google, and an increase of $3 million pretax (tax effect $1 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2005 net income.
See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Restatement of Prior Financial Information, Description of Business and Basis of Presentation
Restatement of Prior Financial Information
     As previously disclosed by Time Warner Inc. (“Time Warner” or the “Company”), the Securities and Exchange Commission (“SEC”) had been conducting an investigation into certain accounting and disclosure practices of the Company. On March 21, 2005, the Company announced that the SEC had approved the Company’s proposed settlement, which resolved the SEC’s investigation of the Company. Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL LLC (formerly America Online, Inc., “AOL”), a subsidiary of the Company, in May 2000. The Company also agreed to appoint an independent examiner, who was to either be or hire a certified public accountant. The independent examiner was to review whether the Company’s historical accounting for transactions (as well as any subsequent amendments) with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related online advertising elements, was appropriate, and provide a report to the Company’s Audit and Finance Committee of its conclusions, originally within 180 days of being engaged. The transactions that were to be reviewed were entered into (or amended) between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which the majority of the revenue was recognized before January 1, 2002.
     The independent examiner began his review in June 2005 and, after several extensions of time, recently completed that review, in which he concluded that certain of the transactions under review with 15 counterparties, including three cable programming affiliation agreements with advertising elements, were accounted for improperly because the historical accounting did not reflect the substance of the arrangements. Under the terms of its SEC settlement, the Company is required to restate any transactions that the independent examiner determined were accounted for improperly. Accordingly, on August 15, 2006, the Company determined it would restate its consolidated financial results for each of the years ended December 31, 2000 through December 31, 2005 and for the six months ended June 30, 2006. The financial statements presented herein reflect the impact of the adjustments being made in the Company’s financial results.
     The transactions being restated are principally transactions in which (i) AOL secured online advertising commitments from counterparties (and subsequently delivered on such commitments) at the same time that the Company entered into commitments with those same counterparties to purchase products or services or to make an investment in such counterparties and (ii) in the case of three counterparties, Time Warner Cable, a subsidiary of the Company, entered into cable programming affiliation agreements at the same time it committed to deliver (and did subsequently deliver) network and online advertising services to those same counterparties. Total advertising revenue recognized by the Company under these transactions was $584 million ($24 million in 2000, $378 million in 2001, $107 million in 2002, $67 million in 2003 and $8 million in 2004). Included in the $584 million is $37 million related to operations that have been subsequently classified as discontinued operations and $12 million of amounts that were reclassified to another revenue category (content or other) in connection with the restatement. In addition to reversing the recognition of revenue, based on the independent examiner’s conclusions and as described more fully below, the Company has recorded corresponding reductions in the cost of the products or services that were acquired or investments that were made contemporaneously with the execution of the advertising agreements. In addition, the independent examiner concluded that approximately $119 million in marketing expenses were not recognized in the appropriate accounting period.
     Included in the $584 million of restated advertising revenues is $310 million of advertising revenues in which the advertising arrangements were secured by AOL contemporaneously with the purchase of products or services or making an investment. In restating these transactions, the Company has reduced the cost of the related products, services or investment, which has had the effect of increasing earnings during certain of the periods. The remaining balance of the $584 million (or $274 million) consists of advertising arrangements that were secured contemporaneously with cable programming affiliation agreements. In restating these advertising arrangements, the Company is reducing cable programming costs over the life of the related cable programming affiliation arrangements (which range from 10 to 12 years), which has the effect of increasing earnings during certain of the periods restated and in future periods.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In addition to the revenue impact, the net effect of restating these transactions is that the Company’s net income has been reduced by $1 million in 2000 and $161 million in 2001 and has been increased by $62 million in 2002, $18 million in 2003, $30 million in 2004 and $16 million in 2005. Included in the 2002 incremental net income of $62 million is a $42 million decrease in the aggregate goodwill impairment charge recognized by the Company during 2002.
     Details of the impact of the restatement on the accompanying consolidated statement of operations are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in millions, except per share amounts)
Advertising Revenues — decrease	$—	$(8)	$(67)
Cost of Revenues — decrease	29	47	49
Selling, general and administrative — decrease	—	13	48

Operating Income — increase	29	52	30
Other income, net — increase	1	1	3
Minority interest expense — increase	(4)	(4)	(4)

Income before income taxes, discontinued operations and cumulative effect of accounting change — increase	26	49	29
Income tax provision — increase	(10)	(19)	(11)

Net income — increase	$16	$30	$18

Basic income per common share before discontinued operations and cumulative effect of accounting change — increase	$0.01	$0.01	$0.00
Diluted income per common share before discontinued operations and cumulative effect of accounting change — increase	$0.00	$0.01	$0.00
Basic net income per common share — increase	$0.01	$0.00	$0.00
Diluted net income per common share — increase	$0.00	$0.00	$0.00
     At December 31, 2004 and 2005, the impact of the restatement on Total Assets is a decrease of $9 million and an increase of $1 million, respectively, and the impact of the restatement on Total Liabilities is an increase of $43 million and $37 million, respectively. In addition, the impact of the restatement on the Accumulated Deficit at December 31, 2002 is an increase in the deficit of $100 million. While the restatement results in changes in the classification of cash flows, it has not impacted total cash flow during the periods. Certain of the footnotes that follow have also been restated to reflect the changes described above.
     In June 2006, certain debt securities of one of the Company’s subsidiaries, Time Warner Companies, Inc., that were guaranteed by the Company and certain subsidiaries of the Company were delisted from the New York Stock Exchange and deregistered under Section 12(b) of the Securities Exchange Act of 1934. As a result, the Company is no longer required to include the condensed consolidating financial statements required under Rule 3-10 of Registration S-X, and such supplementary data has not been restated or included herein.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The independent examiner recently completed his review and, as a result of the conclusions, the Company’s consolidated financial results have been restated as reflected herein. For more information on the restatement, see “Restatement of Prior Financial Information” above.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor and overhead. Depreciation, which includes amortization of capital leases, is provided generally on the straight-line method over useful lives ranging up to 40 years for buildings and related improvements and up to 16 years for furniture, fixtures and other equipment. For cable television plant upgrades and cable converters and modems, depreciation is provided generally over useful lives of 16 and 3-4 years, respectively. Time Warner evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Property, plant and equipment, including capital leases, consists of:

	December 31,
	2005	2004
	(restated, millions)
Land and buildings	$3,292	$3,203
Cable television equipment	11,415	10,168
Furniture, fixtures and other equipment	7,461	6,631

	22,168	20,002
Less accumulated depreciation	(8,509)	(6,932)

Total	$13,659	$13,070

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Advertising Costs
     Time Warner expenses advertising costs as they are incurred, which is when the advertising is exhibited or aired. Advertising expense to third-parties was $5.171 billion in 2005, $4.942 billion in 2004 and $4.517 billion in 2003. In addition, the Company had advertising costs of $129 million at December 31, 2005 and $145 million at December 31, 2004 recorded in Prepaid and other current assets on its consolidated balance sheet, which primarily related to prepaid advertising.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company uses the attribution method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans,” in recognizing any compensation cost for its stock option incentive plans under APB 25 and in the FAS 123 pro forma disclosure below. Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123 (or FAS 123R, which will be adopted on January 1, 2006), Time Warner’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
	(restated, millions, except per share
	amounts)
Net income, as reported	$2,921	$3,394	$2,657
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)	(298)	(548)

Pro forma net income	$2,737	$3,096	$2,109

Basic net income per share:
As reported	$0.63	$0.74	$0.59

Pro forma	$0.59	$0.68	$0.47

Diluted net income per share:
As reported	$0.62	$0.72	$0.57

Pro forma	$0.58	$0.66	$0.46

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Years Ended December 31,
	2005	2004	2003
	(restated, millions, except per share amounts)
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$2,921	$3,239	$3,164

Average number of common shares outstanding — basic	4,648.2	4,560.2	4,506.0
Dilutive effect of stock options and restricted stock	41.4	57.4	55.2
Dilutive effect of mandatorily convertible preferred stock	20.4	77.1	62.5

Average number of common shares outstanding — diluted	4,710.0	4,694.7	4,623.7

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.63	$0.71	$0.70

Diluted	$0.62	$0.69	$0.68

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     A summary of changes in the Company’s goodwill during the years ended December 31, 2005 and 2004 by reportable segment is as follows (millions):

	December 31,	Acquisitions &		Translation	December 31,
	2004	Adjustments(a)	Impairment(b)	Adjustments(c)	2005
	(restated)				(restated)
AOL	$3,069	$(14)	$(24)	$113	$3,144
Cable	1,921	(15)	—	—	1,906
Filmed Entertainment	5,218	38	—	—	5,256
Networks(d)	20,626	128	—	—	20,754
Publishing(e)	8,875	256	—	267	9,398

Total	$39,709	$393	$(24)	$380	$40,458

	December 31,	Acquisitions &	December 31,
	2003	Adjustments(a)	2004
	(restated)		(restated)
AOL(f)	$2,826	$243	$3,069
Cable	1,909	12	1,921
Filmed Entertainment	5,245	(27)	5,218
Networks(d)	20,742	(116)	20,626
Publishing(e)	8,779	96	8,875

Total	$39,501	$208	$39,709

(a)	Includes changes in estimates in deferred tax assets and liabilities acquired in purchase business combinations, with the net impact of increasing goodwill by approximately $207 million in 2005 and decreasing goodwill by approximately $219 million in 2004. The adjustments affected multiple segments.

(b)	Relates to the $24 million impairment charge of AOLA goodwill in the first quarter of 2005.

(c)	Includes an adjustment related to periods prior to January 1, 2005. This adjustment had no impact on consolidated net income or cash flows in the current or any prior period. In addition, the adjustment is not considered material to the consolidated assets or equity of the current or any prior period.

(d)	2005 primarily includes $174 million related to changes in valuation of net deferred tax liabilities related to historical purchase business combinations offset by a $39 million reduction, net of tax, related to reversals of purchase accounting reserves as well as the adjustments discussed in (a) above. 2004 primarily includes $31 million related to the purchase of the remaining interest in Warner Channel Latin America and $29 million related to the consolidation of Cartoon Network Japan, offset by $25 million related to the sale of the winter sports teams assets as well as the adjustments discussed in (a) above.

(e)	2005 includes $111 million at the Publishing segment related to the preliminary purchase price allocation for the acquisition of the remaining ownership interest in Essence Communications Partners (“Essence”) and $75 million related to the preliminary purchase price allocation for the acquisition of Grupo Editorial Expansión as well as the adjustments discussed in (a) above. 2004 primarily includes $94 million related to the purchase of an additional interest in Synapse Group, Inc as well as the adjustments discussed in (a) above.

(f)	2004 primarily includes $269 million related to the purchase of Advertising.com and $24 million related to the consolidation of AOLA, which was subsequently impaired as discussed in (b) above, as well as the adjustments discussed in (a) above.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s intangible assets and related accumulated amortization consisted of the following (millions):

	As of December 31, 2005			As of December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net
Intangible assets subject to amortization:
Film library	$3,967	$(1,064)	$2,903	$3,967	$(830)	$3,137
Customer lists and other intangible assets(b)	2,569	(1,950)	619	2,316	(1,561)	755

Total	$6,536	$(3,014)	$3,522	$6,283	$(2,391)	$3,892

Intangible assets not subject to amortization:
Cable television franchises	$31,368	$(1,489)	$29,879	$31,241	$(1,489)	$29,752
Sports franchises	282	(20)	262	282	(20)	262
Brands, trademarks and other intangible assets(c)	9,935	(263)	9,672	9,905	(263)	9,642

Total	$41,585	$(1,772)	$39,813	$41,428	$(1,772)	$39,656

(a)	Amortization of customer lists and other intangible assets subject to amortization is provided generally on the straight-line method over their respective useful lives. The weighted-average useful life for customer lists is 5 years. The film library is amortized using the film forecast method. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.

(b)	The change in 2005 includes $79 million related to the Truevo, Inc. acquisition for acquired technology, $34 million related to the preliminary allocation of Essence goodwill to tradename and subscriber lists, $31 million related to the Wildseed, Ltd. acquisition for acquired technology and $30 million related to foreign currency translation of intangibles at AOLE and IPC. The change in 2004 includes $206 million related to the purchase of Advertising.com for technology ($98 million), advertiser and publisher relationships ($50 million), tradename ($40 million) and non-compete agreements ($18 million).

(c)	The change in 2005 includes $29 million related to intangibles at IPC. As a result of increased competition in the publishing business related to certain magazine titles, indefinite-lived tradename intangibles totaling approximately $1.3 billion will be assigned a 25 year finite life and begin to be amortized starting January 2006. The impact of amortizing such tradenames in 2006 and beyond will be approximately $50 million annually.
     The Company recorded amortization expense of $597 million in 2005 compared to $626 million in 2004 and $640 million in 2003. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years ended December 31 is as follows (millions):

2006	$518
2007	390
2008	351
2009	331
2010	311
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
     On March 1, 2004, the Company sold its WMG recorded music and Warner/Chappell music publishing operations to a private investment group (“Investment Group”) for approximately $2.6 billion in cash and an option to reacquire a minority interest in the operations to be sold. This option was accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The initial value of the consideration ascribed to the option was approximately $35 million. In the fourth quarter of 2004, the value of the option was increased to $85 million based primarily on the results of the WMG recorded music and publishing business. The $50 million increase in value was recorded in Other income, net in the 2004 consolidated statement of operations.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
6. INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES
     The Company’s investments consist of equity-method investments, fair-value investments, including available-for-sale investments, and cost-method investments. Time Warner’s investments, by category, consist of:

	December 31,
	2005	2004
	(restated, millions)
Equity-method investments	$2,549	$2,598
Fair-value investments, including available-for-sale investments(a)	820	1,958
Cost-method investments(a)	124	121

Total	$3,493	$4,677

(a)	The fair value and cost basis of Time Warner’s fair-value and cost-method investments were approximately $944 million and $861 million, respectively, as of December 31, 2005, and $2.079 billion and $991 million, respectively, as of December 31, 2004.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Fair-Value Investments, Including Available-for-Sale Investments
     Investments in companies in which Time Warner does not have a controlling interest or is unable to exert significant influence are accounted for at fair value if the investments are publicly traded and resale restrictions of less than one year exist (“available-for-sale investments”). The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
     Financing capacity and long-term debt consists of:

	Weighted Average				Unamortized	2005
	Interest Rate at		2005		Discount on	Unused	Outstanding Debt
	December 31,		Committed	Letters of	Commercial	Committed	at December 31,
	2005	Maturities	Capacity	Credit(a)	Paper	Capacity	2005	2004
Cash and equivalents			$4,220	$—	$—	$4,220
Bank credit agreement debt and commercial paper programs(b)	4.36%	2009	11,000	222	4	9,673	$1,101	$1,523
Fixed-rate public debt(b)(c)	7.29%	2006-2036	18,863	—	—	—	18,863	20,393
Other fixed-rate obligations(d)	8.00%	—	366	—	—	—	366	459

Total debt			34,449	222	4	13,893	20,330	22,375
Debt due within one year(e)			(92)	—	—	—	(92)	(1,672)

Total long-term debt			$34,357	$222	$4	$13,893	$20,238	$20,703

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(b)	The bank credit agreements, commercial paper programs and fixed-rate public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 13 years.

(c)	The Company has reclassified $1.546 billion in debt due in 2006 to long-term in the accompanying consolidated balance sheet to reflect management’s ability and intent to refinance the obligations on a long-term basis.

(d)	Includes capital lease obligations.

(e)	Debt due within one year as of December 31, 2005 primarily relates to capital lease obligations.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Annual repayments of long-term debt, excluding capital lease obligations, for the five years subsequent to December 31, 2005 consist of $1.557 billion due in 2006, $1.583 billion due in 2007, $844 million due in 2008, $1.113 billion due in 2009, $8 million due in 2010 and $14.982 billion thereafter. The Company has reclassified $1.546 billion of the $1.557 billion in debt due in 2006 to long-term in the accompanying consolidated balance sheet to reflect management’s ability and intent to refinance the obligations on a long- term basis.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. INCOME TAXES
     Domestic and foreign income (loss) before income taxes, discontinued operations and cumulative effect of accounting change are as follows:

	Years Ended December 31,
	2005	2004	2003
	(restated, millions)
Domestic	$3,538	$4,566	$4,422
Foreign	580	390	123

Total	$4,118	$4,956	$4,545

     Current and deferred income taxes (tax benefits) provided are as follows:

	Years Ended December 31,
	2005	2004	2003
	(restated, millions)
Federal:
Current(a)	$193	$191	$(6)
Deferred	974	1,046	833
Foreign:
Current(b)	259	206	286
Deferred	116	35	(4)
State and Local:
Current(a)	134	147	121
Deferred	(479)	92	151

Total	$1,197	$1,717	$1,381

(a)	Excludes federal, state and local tax benefits of $140 million in 2005, $222 million in 2004 and $162 million in 2003 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital except for $25 million in 2004, which was credited to goodwill. In addition, excludes federal, state and local tax benefits of $10 million in 2005 related to changing the fiscal year-end of certain international operations from November 30 to December 31.

(b)	Includes foreign withholding taxes of $144 million in 2005, $149 million in 2004 and $150 million in 2003.
     The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Years Ended December 31,
	2005	2004	2003
	(restated, millions)
Taxes on income at U.S. federal statutory rate	$1,441	$1,735	$1,591
State and local taxes, net of federal tax benefits	128	176	223
Nondeductible goodwill impairments	10	—	8
Legal reserves related to securities litigation and the government investigations	228	126	—
Foreign income taxed at different rates, net of U.S. foreign tax credits (including benefits associated with certain foreign source income, i.e., extraterritorial income exclusion)	(113)	(156)	(68)
Capital loss utilization	(72)	(110)	(450)
State & local tax law changes(a)	(305)	—	—
State & local ownership restructuring and methodology changes(b)	(104)	—	—
Research and Development tax credits	(48)	—	—
Other	32	(54)	77

Total	$1,197	$1,717	$1,381

(a)	Represents changes to the method of taxation in Ohio and the method of apportionment in New York. In Ohio, the income tax is being phased-out and replaced with a gross receipts tax, while in New York the methodology for income apportionment is changing over time to a single receipts factor from a three factor formula.

(b)	Represents the restructuring of the Company’s partnership interests in Texas and certain other state methodology changes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Significant components of Time Warner’s net deferred tax liabilities are as follows:

	December 31,
	2005	2004
	(restated, millions)
Deferred tax liabilities:
Assets acquired in business combinations	$15,082	$15,344
Depreciation and amortization	1,950	1,823
Unrealized appreciation of certain marketable securities	64	466
Unremitted earnings of foreign subsidiaries	64	47
Other	1,521	1,139

Total deferred tax liabilities	18,681	18,819
Deferred tax assets:
Tax attribute carryforwards	3,894	4,520
Receivable allowances and return reserves	432	364
Investments	746	1,037
Other	1,285	914
Valuation allowance(a)	(2,753)	(2,886)

Total deferred tax assets	3,604	3,949

Net deferred tax liability(b)	$15,077	$14,870

(a)	The Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets. Of the approximately $2.8 billion valuation allowance at December 31, 2005, $500 million were recorded through goodwill and $160 million were recorded through additional paid-in-capital. Therefore, if in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed against goodwill and additional paid-in-capital, to the extent thereof, with the remaining balance recognized in income.

(b)	The deferred tax liability balance at December 31, 2005 increased during the year due primarily to deferred tax liabilities recorded as part of the current year tax expense net of a decrease in deferred tax liabilities associated with certain marketable securities holding substantial appreciation that was realized for tax purposes upon sale during the year.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Years Ended December 31,
	2005	2004	2003
		(millions)
		(restated)	(restated)
Revenues
AOL	$8,283	$8,692	$8,594
Cable	9,498	8,484	7,699
Filmed Entertainment	11,924	11,853	10,967
Networks	9,611	9,054	8,434
Publishing	5,846	5,565	5,533
Intersegment elimination	(1,510)	(1,567)	(1,731)

Total revenues	$43,652	$42,081	$39,496

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Years Ended December 31,
	2005	2004	2003
		(millions)
		(restated)	(restated)
Intersegment Revenues(a)
AOL	$28	$59	$102
Cable	40	54	69
Filmed Entertainment	749	757	824
Networks	595	610	656
Publishing	98	87	80

Total intersegment revenues	$1,510	$1,567	$1,731

(a) Intersegment revenues include intercompany Advertising revenues of $176 million, $170 million, and $274 million for the years ended December 31, 2005, 2004, and 2003, respectively.

	Years Ended December 31,
	2005	2004	2003
	(restated, millions)
Operating Income before Depreciation and Amortization
AOL(a)	$1,899	$1,793	$1,503
Cable	3,672	3,298	3,012
Filmed Entertainment(b)	1,289	1,474	1,355
Networks(c)	2,999	2,694	2,027
Publishing(d)	1,259	1,196	955
Corporate(e)	(3,295)	(1,020)	(424)
Intersegment elimination	(7)	(21)	(17)

Total Operating Income before Depreciation and Amortization	$7,816	$9,414	$8,411

(a)	For the year ended December 31, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, an approximate $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”). For the year ended December 31, 2004, includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan and a $7 million gain related to the sale of NSS.

(b)	For the year ended December 31, 2005, includes a $5 million gain related to the sale of a property in California. For the year ended December 31, 2003, includes a $43 million gain related to the sale of consolidated cinemas in the UK.

(c)	For the year ended December 31, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams. For the year ended December 31, 2003, includes a $219 million impairment of intangible assets related to the winter sports team.

(d)	For the year ended December 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. For the year ended December 31, 2004, includes an $8 million gain related to the sale of a building. For the year ended December 31, 2003, includes a $99 million impairment of goodwill and other intangible assets related to the TWBG, and a $29 million loss on the sale of Time Life.

(e)	For the year ended December 31, 2005, includes $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and the government investigations. For year ended December 31, 2004, includes $510 million in legal reserves related to the government investigations and $26 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2003, includes $56 million in net expenses related to securities litigation and the government investigations. For the year ended December 31, 2004, includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters. For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2005	2004	2003
	(restated, millions)
Depreciation of Property, Plant and Equipment
AOL	$(548)	$(652)	$(656)
Cable	(1,588)	(1,438)	(1,403)
Filmed Entertainment	(121)	(104)	(86)
Networks	(238)	(212)	(192)
Publishing	(132)	(122)	(116)
Corporate	(44)	(43)	(34)

Total depreciation of property, plant and equipment	$(2,671)	$(2,571)	$(2,487)

	Years Ended December 31,
	2005	2004	2003
	(millions)
Amortization of Intangible Assets
AOL	$(174)	$(176)	$(175)
Cable	(76)	(76)	(58)
Filmed Entertainment	(225)	(213)	(206)
Networks	(23)	(21)	(26)
Publishing	(99)	(140)	(175)

Total amortization of intangible assets	$(597)	$(626)	$(640)

	Years Ended December 31,
	2005	2004	2003
	(restated, millions)
Operating Income
AOL(a)	$1,177	$965	$672
Cable	2,008	1,784	1,551
Filmed Entertainment(b)	943	1,157	1,063
Networks(c)	2,738	2,461	1,809
Publishing(d)	1,028	934	664
Corporate(e)	(3,339)	(1,063)	(458)
Intersegment elimination	(7)	(21)	(17)

Total operating income	$4,548	$6,217	$5,284

(a)	For the year ended December 31, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, an approximate $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the year ended December 31, 2004, includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan and a $7 million gain related to the sale of NSS.

(b)	For the year ended December 31, 2005, includes a $5 million gain related to the sale of a property in California. For the year ended December 31, 2003, includes a $43 million gain related to the sale of consolidated cinemas in the UK. (c) For the year ended December 31, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams. For the year ended December 31, 2003, includes a $219 million impairment of intangible assets related to the winter sports team.

(c)	For the year ended December 31, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams. For the year ended December 31, 2003, includes a $219 million impairment of intangible assets related to the winter sports team.

(d)	For the year ended December 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. For the year ended December 31, 2004, includes an $8 million gain related to the sale of a building. For the year ended December 31, 2003, includes a $99 million impairment of goodwill and other intangible assets related to the TWBG, and a $29 million loss on the sale of Time Life.

(e)	For the year ended December 31, 2005, includes $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and the government investigations. For year ended December 31, 2004, includes $510 million in legal reserves related to the government investigations and $26 million in net expenses related to securities litigation and the government investigations. For the year ended December 31, 2003, includes $56 million in net expenses related to securities litigation and the government investigations. For the year ended December 31, 2004, includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters. For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31,
	2005	2004
	(restated, millions)
Assets
AOL	$5,872	$7,192
Cable	43,677	43,139
Filmed Entertainment	17,819	17,924
Networks	34,076	33,042
Publishing	14,682	14,012
Corporate	6,350	7,840

Total assets	$122,476	$123,149

	Years Ended December 31,
	2005	2004	2003
	(millions)
Capital Expenditures and Product Development Costs
AOL	$417	$417	$467
Cable	1,975	1,712	1,637
Filmed Entertainment	184	178	136
Networks	343	320	269
Publishing	304	232	148
Corporate	23	165	104

Total capital expenditures and product development costs	$3,246	$3,024	$2,761

     Because a substantial portion of international revenues are derived from the sale of U.S. copyrighted products abroad, assets located outside the United States, which represent approximately 6% of total assets, are not material. Revenues in different geographical areas are as follows:

	Years Ended December 31,
	2005	2004	2003
		(millions)
		(restated)	(restated)
Revenues(a)
United States	$34,469	$33,564	$32,056
United Kingdom	2,886	2,507	2,194
Germany	1,233	1,161	1,239
France	941	879	773
Canada	625	503	413
Japan	591	685	577
Other international	2,907	2,782	2,244

Total revenues	$43,652	$42,081	$39,496

(a)	Revenues are attributed to countries based on location of customer.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The independent examiner recently completed his review and, as a result of the conclusions, the Company’s consolidated financial results have been restated as reflected herein. For more information on the restatement, see “Restatement of Prior Financial Information” in Note 1.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In addition, the Company, through TWC Inc., has entered into various transactions with Comcast, a minority owner of TWC Inc. Prior to the TWE Restructuring in March 2003, these transactions primarily related to the sale of programming to Comcast cable systems by the Networks segment. Subsequent to the TWE Restructuring, these transactions primarily relate to the purchase by TWC Inc. of programming provided by Comcast-owned networks. These transactions have been executed on terms comparable to those of unrelated third parties. For the year ended December 31, 2003, the statement of operations includes revenues from the aforementioned transactions of $149 million and, for the years ended December 31, 2005 and 2004, includes costs of revenues of $97 million and $63 million, respectively. These amounts reflect transactions with only those cable systems in which Comcast had an ownership interest during the periods covered.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Income, Net
     Other income, net, consists of:

	Year Ended December 31,
	2005	2004	2003
	(restated, millions)
Investment gains, net(a)	$1,011	$424	$593
Net gain on WMG option	53	50	—
Microsoft Settlement(b)	—	—	760
Income (Loss) on equity method investees	61	36	(94)
Losses on accounts receivable securitization programs	(36)	(15)	(32)
Other	36	27	(14)

Total other income, net	$1,125	$522	$1,213

(a)	Includes a noncash pretax charge to reduce the carrying value of certain investments for other-than-temporary declines in value of $17 million for the year ended December 31, 2005, $29 million for the year ended December 31, 2004, and $204 million for the year ended December 31, 2003.

(b)	Reflects a $760 million gain on the settlement of litigation between Microsoft Corporation and Netscape Communications Corporation, a subsidiary of AOL.
Other Current Liabilities
     Other current liabilities consist of:

	December 31,
	2005	2004
	(millions)
Accrued expenses	$4,613	$5,050
Accrued compensation	1,327	1,261
Accrued income taxes	160	157

Total other current liabilities	$6,100	$6,468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Time Warner Inc.
     We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the Financial Statement Schedule II listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion and the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1, Time Warner has restated its consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Time Warner’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP

New York, New York
February 23, 2006
Except as to the Restatement of Prior Financial Information section in
Note 1 as to which the date is September 8, 2006.

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION
     The selected financial information set forth below for each of the three years in the period ended December 31, 2005, has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2002 and 2001 has been derived from unaudited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2005 presentation.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(restated, millions, except per share data)
Selected Operating Statement Information:
Revenues:
Subscription	$22,222	$21,605	$20,448	$18,959	$16,466
Advertising	7,612	6,947	6,113	5,940	6,400
Content	12,615	12,350	11,446	10,216	8,660
Other	1,203	1,179	1,489	1,840	2,239

Total revenues	43,652	42,081	39,496	36,955	33,765
Operating income (loss)(a)	4,548	6,217	5,284	(37,431)	(709)
Interest expense, net	(1,266)	(1,533)	(1,734)	(1,624)	(1,164)
Other income (expense), net(b)	1,125	522	1,213	(2,337)	(3,491)
Income (loss) before discontinued operations and cumulative effect of accounting change	2,921	3,239	3,164	(42,003)	(5,313)
Discontinued operations, net of tax	—	121	(495)	(1,017)	(708)
Cumulative effect of accounting change(c)	—	34	(12)	(54,135)	—

Net income (loss)	2,921	3,394	2,657	(97,155)	(6,021)
Per share of common stock:
Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.63	$0.71	$0.70	$(9.43)	$(1.20)
Discontinued operations	—	0.03	(0.11)	(0.23)	(0.16)
Cumulative effect of accounting change	—	—	—	(12.15)	—

Basic net income (loss) per common share	$0.63	$0.74	$0.59	$(21.81)	$(1.36)
Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.62	$0.69	$0.68	$(9.43)	$(1.20)
Discontinued operations	—	0.03	(0.11)	(0.23)	(0.16)
Cumulative effect of accounting change	—	—	—	(12.15)	—

Diluted net income (loss) per common share	$0.62	$0.72	$0.57	$(21.81)	$(1.36)
Average common shares:
Basic	4,648.2	4,560.2	4,506.0	4,454.9	4,429.1
Diluted	4,710.0	4,694.7	4,623.7	4,454.9	4,429.1

(a)	2005 includes a $24 million noncash impairment charge related to goodwill associated with AOLA, an approximate $5 million gain related to the sale of a building, a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability, a $5 million gain related to the sale of a property in California and $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and the government investigations. 2004 includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan, a $7 million gain related to the sale of NSS, an approximate $7 million loss related to the sale of the winter sports team, an $8 million gain related to the sale of a building, $510 million legal reserves related to the government investigations and $26 million in net expenses related to securities litigation and the government investigations. 2003 includes a $43 million gain related to the sale of consolidated cinemas in the UK, a $29 million loss on the sale of Time Life and a noncash charge to reduce the carrying value of goodwill and other intangible assets of $318 million in 2003 and $42.511 billion in 2002. Also includes merger-related costs and restructurings of $117 million in 2005, $50 million in 2004, $109 million in 2003, $327 million in 2002 and $214 million in 2001. 2004 also includes $53 million of costs associated with the relocation from the Company’s former Corporate Headquarters. For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.

(b)	Includes net gains of $1.011 billion in 2005, $424 million in 2004 and $593 million in 2003 primarily related to the sale of investments and net losses of $2.075 billion in 2002 and $2.528 billion in 2001 primarily related to noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value. In addition, 2005 includes a $53 million net gain related to the sale of the Company’s option in WMG and 2004 includes a $50 million fair value adjustment related to the Company’s option in WMG (Note 6).

(c)	Includes a noncash benefit of $34 million in 2004 related to the cumulative effect of an accounting change in connection with the consolidation of AOLA in 2004 in accordance with FIN 46R, a noncash charge of $12 million in 2003 related to the cumulative effect of an accounting change in connection with the adoption of FIN 46 and a noncash charge of $54.235 billion in 2002 related to the cumulative effect of an accounting change in connection with the adoption of FAS 142 (Note 1).

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION (Continued)

	As of December 31,
	2005	2004	2003	2002	2001
	(restated, millions, except per share data)
Selected Balance Sheet Information:
Cash and equivalents	$4,220	$6,139	$3,040	$1,730	$771
Total assets	122,476	123,149	121,748	115,508	209,429
Debt due within one year	92	1,672	2,287	155	675
Mandatorily convertible preferred stock	—	1,500	1,500	—	—
Long-term debt	20,238	20,703	23,458	27,354	22,792
Shareholders’ equity	62,679	60,719	56,131	52,891	150,667
Total capitalization	83,009	84,594	83,376	80,400	174,134
Cash dividends declared per share of common stock	0.10	—	—	—	—

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION
(unaudited)
     The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(restated, millions, except per share data)
2005(a)(b)
Revenues:
Subscription	$5,492	$5,618	$5,535	$5,577
Advertising	1,647	2,020	1,776	2,169
Content	3,083	2,816	2,938	3,778
Other	261	290	289	363

Total revenues	10,483	10,744	10,538	11,887
Operating income (loss)	1,786	(1,223)	1,778	2,207
Net income (loss)	967	(317)	900	1,371
Net income (loss) per share — basic	0.21	(0.07)	0.19	0.30
Net income (loss) per share — diluted	0.20	(0.07)	0.19	0.29
Net cash provided (used) by operating activities	1,854	1,609	2,134	(632)
Common stock — high	19.64	18.25	19.00	18.53
Common stock — low	16.86	16.54	16.10	16.74
Cash dividends declared per share of common stock	—	—	0.05	0.05
2004(b)(c)
Revenues:
Subscription	$5,314	$5,486	$5,368	$5,437
Advertising	1,440	1,844	1,647	2,016
Content	3,117	3,237	2,648	3,348
Other	307	291	273	308

Total revenues	10,178	10,858	9,936	11,109
Operating income	1,629	1,853	1,122	1,613
Income before discontinued operations and cumulative effect of accounting change	719	891	501	1,128
Discontinued operations, net of tax	215	(105)	5	6

Income before cumulative effect of accounting change	934	786	506	1,134
Cumulative effect of accounting change	34	—	—	—

Net income	968	786	506	1,134
Basic income per common share before discontinued operations and cumulative effect of accounting change	0.16	0.20	0.11	0.25
Basic income per common share before cumulative effect of accounting change	0.21	0.17	0.11	0.25
Diluted income per common share before discontinued operations and cumulative effect of accounting change	0.15	0.19	0.11	0.24
Diluted income per common share before cumulative effect of accounting change	0.20	0.17	0.11	0.24
Net income per share — basic	0.21	0.17	0.11	0.25
Net income per share — diluted	0.21	0.17	0.11	0.24
Net cash provided by operating activities	1,819	1,487	2,082	1,229
Common stock — high	19.30	17.89	17.70	19.90
Common stock — low	16.13	16.10	15.41	15.82
See notes on following page.

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION (unaudited)
Notes to Quarterly Financial Information

(a)	Time Warner’s net income (loss) per common share in 2005 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a $24 million noncash impairment charge related to goodwill associated with AOLA, (ii) the following restructuring and merger-related costs: $12 million in net restructuring costs during the first quarter, $11 million in net restructuring costs during the second quarter, $5 million in restructuring costs during the third quarter and $89 million in net restructuring costs in the fourth quarter (Note 14), (iii) net gains from the disposal of consolidated assets of $10 million in the first quarter, $8 million in the second quarter, and $5 million in the fourth quarter, (iv) pretax gains (losses) on the sale of investments of $23 million in the first quarter, $982 million in the second quarter, $10 million in the third quarter and $(4) million in the fourth quarter, thereby aggregating to $1.011 billion for the year, (v) a $80 million gain in the first quarter and a $27 million loss in the second quarter related to the fair value adjustment for the Company’s option in WMG (Note 3), (vi) and $6 million in net expenses related to securities litigation and the government investigations in the first quarter, $3 billion in legal reserves related to securities litigation and $3 million in net expenses related to securities litigation and the government investigations in the second quarter, $16 million in net expenses related to securities litigation and the government investigations in the third quarter, and $160 million in net recoveries related to securities litigation and the government investigations in the fourth quarter.

(b)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

(c)	Time Warner’s net income per common share in 2004 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a noncash gain of $34 million in the first quarter upon adoption of FIN 46R (Note 1), (ii) a noncash pretax charge of $10 million in the second quarter to reduce the carrying value of certain fixed assets held for sale, (iii) the following restructuring costs: $2 million reduction in restructuring costs in the second quarter of 2004; $52 million in net restructuring costs in the fourth quarter, (Note 14), (iv) net gains from the disposal of consolidated assets of $1 million in the first quarter, $13 million in the third quarter, and $7 million in the fourth quarter, (v) pretax gains (losses) on the sale of investments of $36 million in the first quarter, $10 million in the second quarter, $296 million in the third quarter and $82 million in the fourth quarter, thereby aggregating $424 million for the year, (vi) a $50 million fair value adjustment related to the Company’s option in WMG (Note 3) in the fourth quarter, (vii) discontinued operations, net of tax of $215 million in the first quarter, $(105) million in the second quarter, $5 million in the third quarter and $6 million in the fourth quarter, thereby aggregating $121 million for the year, to reflect the deconsolidation of the Music businesses (Note 1) and (viii) $8 million in net expenses related to securities litigation and the government investigations in the first quarter, $6 million in net expenses related to securities litigation and the government investigations in the second quarter, $500 million in legal reserves related to the government investigations and $9 million in net expenses related to securities litigation and the government investigations in the third quarter, and $10 million in legal reserves related to the government investigations and $3 million in net expenses related to securities litigation and the government investigations in the fourth quarter.

TIME WARNER INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(millions)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
2005:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$622	$385	$(463)	$544
Reserves for sales returns and allowances	1,487	2,038	(1,844)	1,681

Total	$2,109	$2,423	$(2,307)	$2,225

2004:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$799	$344	$(521)	$622
Reserves for sales returns and allowances	1,280	2,059	(1,852)	1,487

Total	$2,079	$2,403	$(2,373)	$2,109

2003:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$879	$411	$(491)	$799
Reserves for sales returns and allowances	1,206	1,712	(1,638)	1,280

Total	$2,085	$2,123	$(2,129)	$2,079

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.