Form 10-Q/A
period 2006-03-31
TIME WARNER INC
filed 2006-09-13
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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
     The net effect of restating these transactions is that the Company’s net income has been increased by $8 million and $4 million for the three months ended March 31, 2006 and 2005, respectively.

     Except for the information affected by the restatement and the elimination of the condensed consolidating financial statements discussed below, the Company has not updated the information contained herein for events or transactions occurring subsequent to the date the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”) was filed with the SEC. The Company therefore recommends that this Quarterly Report on Form 10-Q/A be read in conjunction with the Company’s reports filed subsequent to the filing date of the March 2006 Form 10-Q.
Amended Items
     The Company hereby amends the following items, financial statements, exhibits or other portions of the March 2006 Form 10-Q as set forth herein.
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial information of the Company is amended to read in its entirety as set forth at pages 35 through 67 herein and is incorporated herein by reference.
     At the time the Company filed the March 2006 Form 10-Q, certain debt securities of Time Warner Companies, Inc., which were guaranteed by the Company and certain subsidiaries of the Company, were listed on the New York Stock Exchange. Accordingly, the March 2006 Form 10-Q included the condensed consolidating financial statements required under Rule 3-10 of Regulation S-X. In June 2006, the Time Warner Companies, Inc. debt was delisted from the New York Stock Exchange and deregistered under Section 12(b) of the Securities Exchange Act of 1934, and the requirement to include the condensed consolidating financial statements was suspended. Because the Company is no longer required to include this supplementary data, such supplementary data has not been restated or included in this Quarterly Report on Form 10/Q-A.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is amended to read in its entirety as set forth at pages 4 through 34 herein and is incorporated herein by reference.
PART II
OTHER INFORMATION
Item 6. Exhibits.
     The list of exhibits set forth in, and incorporated from, the Exhibit Index is amended to include the following additional exhibits, each of which is filed herewith:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

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

OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films, including the Harry Potter series, The Lord of the Rings trilogy and Wedding Crashers, as well as television programs, including ER, Two and a Half Men, Cold Case and Without a Trace. During the three months ended March 31, 2006, the Company generated revenues of $10.455 billion (up 1% from $10.363 billion in 2005), Operating Income before Depreciation and Amortization of $2.693 billion (up 8% from $2.485 billion in 2005), Operating Income of $1.879 billion (up 11% from $1.689 billion in 2005), Net Income of $1.463 billion (up 59% from $919 million in 2005) and Cash Provided by Operations of $2.330 billion (up 27% from $1.832 billion in 2005).
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. On April 3, 2006, in connection with an investment by Google Inc. (“Google”) as more fully described below, America Online, Inc. converted to a Delaware limited liability company and changed its name to AOL LLC (together with its subsidiaries, “AOL”). AOL operates a leading network of web brands and the largest Internet access subscription service in the United States, with 24.5 million total AOL brand subscribers in the U.S. and Europe at March 31, 2006. AOL reported total revenues of $1.981 billion (19% of the Company’s overall revenues), $444 million in Operating Income before Depreciation and Amortization and $277 million in Operating Income for the three months ended March 31, 2006. AOL generates its revenues primarily from subscription fees charged to subscribers and from providing advertising services. AOL is organized into four business units: Access, Audience, Digital Services and International.
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
     AOL’s International business unit, which primarily includes AOL Europe, has an Internet access business, sells advertising and develops and offers premium digital services. AOL Europe has focused on increasing revenues from

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
advertising and digital services. AOL Europe has experienced declines in subscribers as consumers have shifted from traditional dial-up plans to highly competitive broadband plans offered by AOL and others, which have lower margins, and this trend is expected to continue.
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S. (in terms of basic cable subscribers). At March 31, 2006, TWC managed approximately 11.039 million basic cable subscribers (including approximately 1.577 million subscribers of unconsolidated investees), in highly clustered and technologically upgraded systems in 27 states. TWC delivered revenues of $2.580 billion (25% of the Company’s overall revenues), $937 million of Operating Income before Depreciation and Amortization and $506 million in Operating Income for the three months ended March 31, 2006. As part of the strategy to expand TWC’s cable footprint and improve the clustering of its cable systems, TWC, through a subsidiary, entered into agreements on April 20, 2005 to acquire, in conjunction with Comcast Corporation (“Comcast”), substantially all of the assets of Adelphia Communications Corporation (“Adelphia”). Refer to “Recent Developments” for further details.
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
     Under the terms of the Company’s settlement with the SEC, the Company agreed to the appointment of an independent examiner to review whether the Company’s historical accounting for transactions with 17 counterparties, which were identified by the SEC staff, was in conformity with GAAP. The transactions subject to review were entered into between June 1, 2000 and December 31, 2001 (but including subsequent amendments thereto), and principally involve online advertising revenues, as well as three cable programming affiliation agreements with related advertising elements. Revenue related to the 17 transactions principally was recognized prior to January 1, 2002. The independent examiner has been engaged in his review, and, under the terms of the SEC settlement, is required to provide a report to the Company’s audit and finance committee of his conclusions. The independent examiner recently completed his review and, as a result of the conclusions, the Company’s consolidated financial results have been restated as reflected in this report. For more information on the restatement, see “Restatement of Prior Financial Information” on page 1.

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

			Total Equity-Based
	Stock Option Expense(a)		Compensation(a)(b)
	Three Months Ended		Three Months Ended
	3/31/06	3/31/05	3/31/06	3/31/05
	(millions)		(millions)
AOL	$13	$10	$14	$11
Cable	12	26	14	26
Filmed Entertainment	19	27	31	29
Networks	13	27	15	28
Publishing	11	20	13	20
Corporate	12	17	21	20

Total	$80	$127	$108	$134

(a)	The amount expensed in the first quarter of each year is not consistent with the amounts expected to be incurred during the remaining quarters of the year as the first quarter includes the expensing of 100% of the equity awards granted to retirement eligible employees as part of a broad-based grant.

(b)	Total equity-based compensation includes expense recognized related to stock options, restricted stock and restricted stock units.
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
     Costs of Revenues. For the three months ended March 31, 2006 and 2005, costs of revenues totaled $5.806 billion and $5.907 billion, respectively, and as a percentage of revenues were 56% and 57%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the Filmed Entertainment, Networks and Publishing segments, partially offset by a decline in margins at the AOL and Cable segments. The segment variations are discussed in detail in “Business Segment Results.”
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
Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.
     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(restated, millions)
Operating Income before Depreciation and Amortization	$2,693	$2,485	8%
Depreciation	(681)	(648)	5%
Amortization	(133)	(148)	(10%)

Operating Income	1,879	1,689	11%
Interest expense, net	(299)	(346)	(14%)
Other income, net	318	112	184%
Minority interest expense, net	(79)	(55)	44%

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,819	1,400	30%
Income tax provision	(613)	(488)	26%

Income before discontinued operations and cumulative effect of accounting change	1,206	912	32%
Discontinued operations, net of tax	232	7	NM
Cumulative effect of accounting change, net of tax	25	—	NM

Net income	$1,463	$919	59%

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization increased 8% to $2.693 billion for the three months ended March 31, 2006 from $2.485 billion for the three months ended March 31, 2005, principally as a result of growth at the Cable, Filmed Entertainment and Networks segments, offset by a decline at the AOL and Publishing segments.
     The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $681 million for the three months ended March 31, 2006 from $648 million for the three months ended March 31, 2005. The increase in depreciation expense primarily related to an increase at the Cable segment reflecting continued higher spending on customer premise equipment that is depreciated over a shorter useful life compared to the mix of assets previously purchased.

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
     Operating Income. Time Warner’s Operating Income increased to $1.879 billion for the three months ended March 31, 2006 from $1.689 billion for the three months ended March 31, 2005, reflecting the changes in Operating Income before Depreciation and Amortization and the decline in amortization expense, offset partially by the increase in depreciation expense as discussed above.
     Interest Expense, Net. Interest expense, net, decreased to $299 million for the three months ended March 31, 2006 from $346 million for the three months ended March 31, 2005 due primarily to higher interest income on cash investments and lower average interest rates on borrowings.
     Other Income, Net. Other income, net, detail is shown in the table below:

	Three Months Ended
	3/31/06	3/31/05
		(restated)
	(millions)
Investment gains, net	$295	$23
Gain on WMG option	—	80
Income from equity investees	22	12
Other	1	(3)

Other income, net	$318	$112

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
     Minority Interest Expense, Net. Time Warner had $79 million of minority interest expense for the three months ended March 31, 2006 compared to $55 million for the three months ended March 31, 2005. The increase relates primarily to larger profits recorded by TWC, in which Comcast has a minority interest.
     Income Tax Provision. Income tax expense was $613 million for the three months ended March 31, 2006 compared to $488 million for the three months ended March 31, 2005. The Company’s effective tax rate was 34% and 35% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate results primarily from $93 million of tax attribute carryforwards recognized during the period compared to $51 million for the same period in the prior year.
     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $1.206 billion for the three months ended March 31, 2006 compared to $912 million for the three months ended March 31, 2005. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.27 in 2006, compared to $0.20 and $0.19 in 2005, respectively. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $165 million and $36 million of net income for the three months ended March 31, 2006 and 2005, respectively, Income before discontinued operations and cumulative effect of accounting change improved by $165 million primarily due to higher Operating Income, higher other income, net, lower interest expense, net, and the income tax provision as discussed above.
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
     Net Income and Net Income Per Common Share. Net income was $1.463 billion for the three months ended March 31, 2006 compared to $919 million for the three months ended March 31, 2005. Basic and diluted net income per common share were $0.33 and $0.32, respectively, in 2006, compared to $0.20 and $0.19 in 2005, respectively.
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(restated, millions)
Revenues:
Subscription	$1,538	$1,774	(13%)
Advertising	392	311	26%
Other	51	48	6%

Total revenues	1,981	2,133	(7%)
Costs of revenues(a)	(946)	(982)	(4%)
Selling, general and administrative(a)	(592)	(626)	(5%)
Gain on disposal of consolidated businesses	2	2	—
Asset impairments	—	(24)	NM
Restructuring costs	(1)	5	(120%)

Operating Income before Depreciation and Amortization	444	508	(13%)
Depreciation	(127)	(145)	(12%)
Amortization	(40)	(47)	(15%)

Operating Income	$277	$316	(12%)

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
     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(restated, millions)
Revenues:
Subscription	$2,463	$2,127	16%
Advertising	117	119	(2%)

Total revenues	2,580	2,246	15%
Costs of revenues(a)	(1,170)	(1,001)	17%
Selling, general and administrative(a)	(463)	(427)	8%
Merger-related and restructuring costs	(10)	(17)	(41%)

Operating Income before Depreciation and Amortization	937	801	17%
Depreciation	(411)	(376)	9%
Amortization	(20)	(20)	—

Operating Income	$506	$405	25%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

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
     Costs of revenues increased 17% and, as a percentage of revenues, were 45% for both 2006 and 2005. The increase in costs of revenues is primarily related to increases in video programming costs, telephony service costs and employee costs. For the three months ended March 31, 2006, video programming costs increased 10% to $553 million due primarily to contractual rate increases and the ongoing deployment of new digital video services, partially offset by an $11 million benefit reflecting an adjustment in the amortization of certain launch support payments. Video programming costs for the remainder of 2006 are expected to increase at a rate similar to the 12% rate experienced during the first quarter, excluding the $11 million benefit. This increase reflects the continued expansion of service offerings and contractual rate increases. Telephony service costs increased approximately $47 million due to the growth in Digital Phone subscribers. Employee costs increased primarily due to salary increases and higher headcount resulting from the roll-out of advanced services. These increases in costs of revenues were partially offset by an $18 million benefit (with an additional $5 million benefit recorded in selling, general and administrative expenses) in the first quarter of 2006 due to changes in estimates related to certain medical benefit accruals.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Revenues:
Subscription	$372	$381	(2%)
Advertising	583	571	2%
Content	20	20	—
Other	151	157	(4%)

Total revenues	1,126	1,129	—
Costs of revenues (a)	(474)	(487)	(3%)
Selling, general and administrative (a)	(524)	(510)	3%
Gain on sale of assets	—	8	NM
Restructuring costs	(12)	—	NM

Operating Income before Depreciation and Amortization	116	140	(17%)
Depreciation	(30)	(33)	(9%)
Amortization	(15)	(25)	(40%)

Operating Income	$71	$82	(13%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
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
     Operating Income decreased primarily due to the changes in Operating Income before Depreciation and Amortization discussed above, partially offset by the decline in amortization expense as a result of certain short-

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005. This increase was partially offset by amortization from certain indefinite-lived trade name intangibles being assigned a finite life beginning in the first quarter of 2006.
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
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	3/31/06	3/31/05	% Change
	(recast)
	(millions)
Amounts related to securities litigation and government investigations	$(29)	$(6)	NM
Selling, general and administrative (a)	(112)	(113)	(1%)
Gain on sale of assets	20	—	NM
Restructuring costs	(5)	—	NM

Operating Loss before Depreciation and Amortization	(126)	(119)	6%
Depreciation	(13)	(9)	44%

Operating Loss	$(139)	$(128)	9%

(a)	Selling, general and administrative expenses exclude depreciation.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     At March 31, 2006, Time Warner had $20.115 billion of debt, $2.295 billion of cash and equivalents (net debt of $17.820 billion, defined as total debt less cash and equivalents) and $62.463 billion of shareholders’ equity, compared to $20.330 billion of debt, $4.220 billion of cash and equivalents (net debt of $16.110 billion) and $65.105 billion of shareholders’ equity at December 31, 2005.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2005 to March 31, 2006 (millions):

Net debt at December 31, 2005	$16,110
Cash provided by operations	(2,330)
Capital expenditures and product development costs	781
Dividends paid to common shareholders (a)	225
Common stock repurchases	3,936
Proceeds from the sale of Time Warner Book Group	(532)
Proceeds from the sale of Time Warner Telecom	(239)
All other, net	(131)

Net debt at March 31, 2006 (b)	$17,820

(a)	The Company began paying a quarterly cash dividend of $0.05 per share on its common stock in the third quarter 2005.

(b)	Included in the net debt balance is approximately $248 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     As noted in “Overview — Recent Developments,” in December 2005, the Company announced that AOL was expanding its current strategic alliance with Google and that Google would invest $1 billion for a 5% equity interest in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements and on April 13, 2006, the Company received Google’s $1 billion investment in AOL and will recognize a gain of approximately $800 million, which will be reflected in shareholders’ equity as an adjustment to paid-in-capital in the second quarter of 2006.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Operating Activities
     Details of cash provided by operations are as follows:

	Three Months Ended
	3/31/06	3/31/05
		(recast)
	(restated, millions)
Operating Income before Depreciation and Amortization	$2,693	$2,485
Legal reserves related to securities litigation and government investigations, net of payments and recoveries (a)	5	(300)
Noncash asset impairments	—	24
Net interest payments (b)	(260)	(268)
Net income taxes paid (c)	(60)	(69)
Equity-based compensation	108	134
Adjustments relating to discontinued operations (d)	6	21
Merger and restructuring payments (e)	(44)	(62)
All other, net, including working capital changes	(118)	(133)

Cash provided by operations	$2,330	$1,832

(a)	2006 includes approximately $210 million paid for securities litigation, partially offset by approximately $215 million of insurance recoveries. 2005 includes payment of the $300 million SEC settlement.

(b)	Includes interest income received of $45 million in both 2006 and 2005.

(c)	Includes income tax refunds received of $16 million and $13 million in 2006 and 2005, respectively.

(d)	Includes net income from discontinued operations of $232 million and $7 million in 2006 and 2005, respectively. Amounts also include working capital-related adjustments associated with discontinued operations of $(226) million and $14 million in 2006 and 2005, respectively.

(e)	Includes payments for restructuring and merger-related costs, as well as payments for certain other merger-related liabilities.
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, which should be read in conjunction with this report (as updated by Item 1A, “Risk Factors,” in Part II of the March 2006 Form 10-Q), and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
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
     For Time Warner’s AOL business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, as updated by Item 1A, “Risk Factors,” in Part II of the March 2006 Form 10-Q, as well as:
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
		(recast)
	(restated, millions, except
	per share amounts)
ASSETS
Current assets
Cash and equivalents	$2,295	$4,220
Receivables, less allowances of $2.044 and $2.061 billion	5,413	6,546
Inventories	2,134	2,041
Prepaid expenses and other current assets	980	892
Current assets of discontinued operations	—	351

Total current assets	10,822	14,050
Noncurrent inventories and film costs	4,630	4,597
Investments, including available-for-sale securities	3,550	3,493
Property, plant and equipment, net	13,927	13,647
Intangible assets subject to amortization, net	4,658	3,492
Intangible assets not subject to amortization	38,425	39,685
Goodwill	40,423	40,276
Other assets	3,077	3,121
Noncurrent assets of discontinued operations	232	383

Total assets	$119,744	$122,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,127	$1,207
Participations payable	2,443	2,401
Royalties and programming costs payable	945	966
Deferred revenue	1,658	1,473
Debt due within one year	84	92
Other current liabilities	5,334	6,159
Current liabilities of discontinued operations	66	230

Total current liabilities	11,657	12,528
Long-term debt	20,031	20,238
Deferred income taxes	13,741	12,984
Deferred revenue	636	681
Other liabilities	5,430	5,464
Noncurrent liabilities of discontinued operations	7	15
Minority interests	5,779	5,729
Commitments and contingencies (Note 13)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 92.6 and 87.2 million shares issued and outstanding	1	1
Time Warner common stock, $0.01 par value, 4.721 and 4.706 billion shares issued and 4.280 and 4.498 shares outstanding	47	47
Paid-in-capital	168,786	168,635
Treasury stock, at cost (441.3 and 208.0 million shares)	(9,540)	(5,463)
Accumulated other comprehensive loss, net	(18)	(64)
Accumulated deficit	(96,813)	(98,051)

Total shareholders’ equity	62,463	65,105

Total liabilities and shareholders’ equity	$119,744	$122,744

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2006	2005
		(recast)
	(restated, millions, except per share
	amounts)
Revenues:
Subscription	$5,667	$5,485
Advertising	1,761	1,645
Content	2,756	2,976
Other	271	257

Total revenues(a)	10,455	10,363
Costs of revenues(a)	(5,806)	(5,907)
Selling, general and administrative(a)	(2,600)	(2,587)
Amortization of intangible assets	(133)	(148)
Amounts related to securities litigation and government investigations	(29)	(6)
Merger-related and restructuring costs	(30)	(12)
Asset impairments	—	(24)
Gains on disposal of assets, net	22	10

Operating income	1,879	1,689
Interest expense, net(a)	(299)	(346)
Other income, net	318	112
Minority interest expense, net	(79)	(55)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,819	1,400
Income tax provision	(613)	(488)

Income before discontinued operations and cumulative effect of accounting change	1,206	912
Discontinued operations, net of tax	232	7

Income before cumulative effect of accounting change	1,438	919
Cumulative effect of accounting change, net of tax	25	—

Net income	$1,463	$919

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.27	$0.20
Discontinued operations	0.05	—
Cumulative effect of accounting change	0.01	—

Basic net income per common share	$0.33	$0.20

Average basic common shares	4,499.5	4,587.8

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.27	$0.19
Discontinued operations	0.05	—
Cumulative effect of accounting change	—	—

Diluted net income per common share	$0.32	$0.19

Average diluted common shares	4,542.9	4,722.3

Cash dividends declared per share of common stock	$0.05	$—

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$84	$68
Costs of revenues	(54)	(48)
Selling, general and administrative	9	8
Interest income, net	11	7
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2006	2005
		(recast)
	(restated, millions)
OPERATIONS
Net income(a)	$1,463	$919
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	—
Depreciation and amortization	814	796
Amortization of film costs	822	911
Asset impairments	—	24
Gain on investments and other assets, net	(309)	(32)
Equity in income of investee companies, net of cash distributions	(12)	(7)
Equity-based compensation	108	134
Amounts related to securities litigation and government investigations	5	(300)
Changes in operating assets and liabilities, net of acquisitions	(310)	(627)
Adjustments relating to discontinued operations	(226)	14

Cash provided by operations(b)	2,330	1,832

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(126)	(224)
Capital expenditures and product development costs	(781)	(650)
Capital expenditures from discontinued operations	—	(1)
Investment proceeds from available-for-sale securities	4	13
Other investment proceeds	807	73

Cash used by investing activities	(96)	(789)

FINANCING ACTIVITIES
Borrowings	1	—
Debt repayments	(226)	(247)
Proceeds from exercise of stock options	242	99
Excess tax benefit on stock options	32	22
Principal payments on capital leases	(23)	(37)
Repurchases of common stock	(3,936)	—
Dividends paid	(225)	—
Other	(24)	(7)

Cash used by financing activities	(4,159)	(170)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,925)	873
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,220	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$2,295	$7,012

(a)	The first quarters of 2006 and 2005 include net income from discontinued operations of $232 million and $7 million, respectively.

(b)	The first quarters of 2006 and 2005 include an approximate $181 million source of cash and $36 million use of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31,
(Unaudited)

	2006	2005
		(recast)
	(restated, millions)
BALANCE AT BEGINNING OF PERIOD	$65,105	$63,297
Net income	1,463	919
Other comprehensive income (loss)	47	(17)

Comprehensive income	1,510	902
Conversion of mandatorily convertible preferred stock	—	1,500
Cash dividends ($0.05 per common share)	(225)	—
Common stock repurchases	(4,073)	—
Other(a)	146	129

BALANCE AT END OF PERIOD	$62,463	$65,828

(a)	The first quarter of 2006 includes approximately $164 million pursuant to stock option and other benefit plans and an approximate $17 million net loss related to changing the fiscal year end of international operations from November 30 to December 31 (net of the related income tax benefit of approximately $7 million). The first quarter of 2005 includes approximately $152 million pursuant to stock option and other benefit plans and an approximate $23 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $9 million).
See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	RESTATEMENT OF PRIOR FINANCIAL INFORMATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The net effect of restating these transactions is that the Company’s net income has been increased by $8 million and $4 million for the three months ended March 31, 2006 and 2005, respectively.
     Details of the impact of the restatement on the accompanying consolidated statement of operations are as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions, except per share amounts)
Advertising Revenues	$—	$—
Cost of Revenues – decrease	13	7
Selling, general and administrative	—	—

Operating Income – increase	13	7
Other income, net – increase	—	1
Minority interest expense – increase	—	(1)

Income before income taxes, discontinued operations and cumulative effect of accounting change – increase	13	7
Income tax provision – increase	(5)	(3)

Net income – increase	$8	$4

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.00	$0.00
Diluted income per common share before discontinued operations and cumulative effect of accounting change – increase	$0.01	$0.00
Basic net income per common share – increase	$0.01	$0.00
Diluted net income per common share	$0.00	$0.00
     At March 31, 2006 and December 31, 2005, the impact of the restatement on Total Assets is an increase of $10 million and $1 million, respectively, and the impact of the restatement on Total Liabilities is an increase of $38 million and $37 million, respectively. The restatement has no impact on the accompanying consolidated statement of cash flows. Certain of the footnotes that follow have also been restated to reflect the changes described above.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Under the terms of the Company’s settlement with the SEC, the Company agreed to the appointment of an independent examiner to review whether the Company’s historical accounting for transactions with 17 counterparties, which were identified by the SEC

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
staff, was in conformity with GAAP. The transactions subject to review were entered into between June 1, 2000 and December 31, 2001 (but including subsequent amendments thereto), and principally involve online advertising revenues, as well as three cable programming affiliation agreements with related advertising elements. Revenue related to the 17 transactions principally was recognized prior to January 1, 2002. The independent examiner has been engaged in his review, and, under the terms of the SEC settlement, is required to provide a report to the Company’s audit and finance committee of his conclusions. The independent examiner recently completed his review and, as a result of the conclusions, the Company’s consolidated financial results have been restated as reflected herein. For more information on the restatement, see “Restatement of Prior Financial Information” above.
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
	(restated, millions, except per share amounts)
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
	(restated, millions)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended March 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(5,949)	$42	$(5,907)
Operating Income	1,647	42	1,689
Income before income taxes, discontinued operations and cumulative effect of accounting change	1,358	42	1,400
Net income	893	26	919
Net income per share (basic)	$0.19	$0.01	$0.20
Net income per share (diluted)	$0.19	$—	$0.19

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	Year Ended December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(24,776)	$(8)	$(24,784)
Operating Income	4,164	(8)	4,156
Income before income taxes, discontinued operations and cumulative effect of accounting change	3,744	(8)	3,736
Net income	2,678	(5)	2,673
Net income per share (basic)	$0.58	$—	$0.58
Net income per share (diluted)	$0.57	$—	$0.57

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(24,214)	$31	$(24,183)
Operating Income	5,640	31	5,671
Income before income taxes, discontinued operations and cumulative effect of accounting change	4,395	31	4,426
Net income	3,097	19	3,116
Net income per share (basic)	$0.67	$0.01	$0.68
Net income per share (diluted)	$0.65	$0.01	$0.66

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions)
Consolidated Balance Sheet
Inventories (current and non current)	$6,347	$291	$6,638
Accumulated deficit	(98,234)	183	(98,051)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions)
Consolidated Balance Sheet
Inventories (current and non current)	$6,101	$304	$6,405
Accumulated deficit	(100,446)	188	(100,258)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.
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
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Three Months Ended March 31,
	2006	2005
		(recast)
	(restated, millions, except per
	share amounts)
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$1,206	$912

Average number of common shares outstanding — basic	4,499.5	4,587.8
Dilutive effect of stock options and restricted stock	43.4	51.6
Dilutive effect of mandatorily convertible preferred stock	—	82.9

Average number of common shares outstanding — diluted	4,542.9	4,722.3

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.27	$0.20

Diluted	$0.27	$0.19

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2006	2005
Expected volatility	22.2%	24.4%
Expected term to exercise from grant date	5.08 years	4.79 years
Risk-free rate	4.6%	3.9%
Expected dividend yield	1.1%	0%
     The following table summarizes information about stock options outstanding at March 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of Options	Exercise	Life (In	Intrinsic
	as of 3/31/06	Price	Years)	Value
Options	(thousands)			(thousands)
Outstanding at January 1, 2006	590,687	$30.48
Granted	51,557	17.40
Exercised	(20,731)	11.72
Forfeited or expired	(25,402)	42.04

Outstanding at March 31, 2006	596,111	29.51	5.68	$708,675
Exercisable at March 31, 2006	453,625	33.34	4.76	$595,165
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
Restricted Stock and Restricted Stock Unit Plans
The following table summarizes information about restricted stock and RSUs unvested at March 31, 2006:

		Weighted-
	Number of	Average
	Shares/Units	Grant Date
	as of 3/31/06	Fair Value
Restricted Stock and Restricted Stock Units	(thousands)
Unvested at January 1, 2006	7,960	$16.32
Granted	3,824	17.40
Vested	(944)	18.01
Forfeited	(90)	16.86

Unvested at March 31, 2006	10,750	17.07
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of:

	March 31,	December 31,
	2006	2005
		(recast)
	(millions)
Programming costs, less amortization	$3,249	$3,213
Videocassettes, DVDs, books, paper and other merchandise	451	410
Film costs — Theatrical:
Released, less amortization	565	724
Completed and not released	219	123
In production	806	782
Development and pre-production	85	80
Film costs — Television:
Released, less amortization	494	529
Completed and not released	225	230
In production	663	545
Development and pre-production	7	2

Total inventories and film costs(a)	6,764	6,638
Less: current portion of inventory(b)	(2,134)	(2,041)

Total noncurrent inventories and film costs	$4,630	$4,597

(a)	Does not include $2.847 billion and $2.903 billion of net film library costs as of March 31, 2006 and December 31, 2005, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.

(b)	Current inventory as of March 31, 2006 and December 31, 2005 is comprised of programming inventory at the Networks segment ($1.685 billion and $1.629 billion, respectively), books, magazines, paper and other merchandise at the Publishing segment ($189 million and $170 million, respectively), DVDs and videocassettes at the Filmed Entertainment segment ($258 million and $239 million, respectively) and general merchandise at the AOL segment ($2 million and $3 million, respectively).
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
9. SHAREHOLDERS’ EQUITY
Shares Authorized and Outstanding
     As of March 31, 2006, shareholders’ equity of Time Warner included 92.6 million shares of Series LMCN-V common stock and 4.280 billion shares of common stock (net of approximately 441 million shares of common stock held in treasury). As of March 31, 2006, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met. During the first quarter of 2006, 5.4 million shares of common stock were converted into 5.4 million shares of Series LMCN-V common stock. This conversion partially reverses the conversion of 9.4 million shares of Series LMCN-V common stock into common stock that took place on February 1, 2005 to facilitate Liberty Media’s stock loan arrangement.
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

	Three Months Ended March 31,
	2006	2005
		(recast)
	(millions)
Intersegment Revenues (a)
AOL	$14	$6
Cable	7	10
Filmed Entertainment	155	242
Networks	171	158
Publishing	15	18

Total intersegment revenues	$362	$434

(a)	Intersegment revenues include intercompany Advertising revenues of $33 million and $40 million for the three months ended March 31, 2006 and 2005, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2006	2005
		(recast)
	(restated, millions)
Operating Income before Depreciation and Amortization
AOL(a)	$444	$508
Cable	937	801
Filmed Entertainment	457	383
Networks	857	794
Publishing(b)	116	140
Corporate(c)	(126)	(119)
Intersegment elimination	8	(22)

Total Operating Income before Depreciation and Amortization	$2,693	$2,485

(a)	For the three months ended March 31, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the three months ended March 31, 2005, includes a $24 million noncash goodwill impairment charge related to AOLA and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.

(b)	For the three months ended March 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life which was previously fully reserved due to concerns about recoverability.

(c)	For the three months ended March 31, 2006, includes a $20 million gain on the sale of two aircraft and $29 million in net expenses related to securities litigation and government investigations. For the three months ended March 31, 2005, includes $6 million in net expenses related to securities litigation and government investigations.

	Three Months Ended March 31,
	2006	2005
		(recast)
	(restated, millions)
Depreciation of Property, Plant and Equipment
AOL	$(127)	$(145)
Cable	(411)	(376)
Filmed Entertainment	(34)	(30)
Networks	(66)	(55)
Publishing	(30)	(33)
Corporate	(13)	(9)

Total depreciation of property, plant and equipment	$(681)	$(648)

	Three Months Ended March 31,
	2006	2005
		(recast)
	(millions)
Amortization of Intangible Assets
AOL	$(40)	$(47)
Cable	(20)	(20)
Filmed Entertainment	(55)	(52)
Networks	(3)	(4)
Publishing	(15)	(25)

Total amortization of intangible assets	$(133)	$(148)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2006	2005
		(recast)
	(restated, millions)
Operating Income
AOL(a)	$277	$316
Cable	506	405
Filmed Entertainment	368	301
Networks	788	735
Publishing(b)	71	82
Corporate(c)	(139)	(128)
Intersegment elimination	8	(22)

Total operating income	$1,879	$1,689

(a)	For the three months ended March 31, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the three months ended March 31, 2005, includes a $24 million noncash goodwill impairment charge related to AOLA and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.

(b)	For the three months ended March 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life which was previously fully reserved due to concerns about recoverability.

(c)	For the three months ended March 31, 2006, includes a $20 million gain on the sale of two aircraft and $29 million in net expenses related to securities litigation and government investigations. For the three months ended March 31, 2005, includes $6 million in net expenses related to securities litigation and government investigations.

	March 31,	December 31,
	2006	2005
		(recast)
	(restated, millions)
Assets
AOL	$5,855	$5,872
Cable	43,686	43,677
Filmed Entertainment	17,409	17,796
Networks	34,508	34,425
Publishing	14,338	14,682
Corporate	3,948	6,292

Total assets	$119,744	$122,744

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
Interest Expense, Net
     Interest expense, net, consists of:

	Three Months Ended March 31,
	2006	2005
	(millions)
Interest income	$93	$74
Interest expense	(392)	(420)

Total interest expense, net	$(299)	$(346)

Other Income, Net
     Other income, net, consists of:

	Three Months Ended March 31,
	2006	2005
	(restated, millions)
Investment gains, net	$295	$23
Net gain on WMG option	—	80
Income on equity method investees	22	12
Losses on accounts receivable securitization programs	(13)	(7)
Other	14	4

Total other income, net	$318	$112

Other Current Liabilities
     Other current liabilities consist of:

	March 31, December 31,
	2006	2005
	(recast)
	(millions)
Accrued expenses	$4,337	$4,686
Accrued compensation	820	1,316
Accrued income taxes	177	157

Total other current liabilities	$5,334	$6,159

TIME WARNER INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER INC. (Registrant)

Date: September 13, 2006	/s/ Wayne H. Pace

Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.