Form 10-Q/A
period 2006-06-30
TIME WARNER INC
filed 2006-09-13
CIK 1105705

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
     The net effect of restating these transactions is that the Company’s net income has been increased by $7 million and $4 million for the three months ended June 30, 2006 and 2005, respectively and $15 million and $8 million for the six months ended June 30, 2006 and 2005, respectively.

     Except for the information affected by the restatement, the Company has not updated the information contained herein for events or transactions occurring subsequent to the date the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Form 10-Q”) was filed with the SEC. The Company therefore recommends that this Quarterly Report on Form 10-Q/A be read in conjunction with the Company’s reports filed subsequent to the filing date of the June 2006 Form 10-Q.
Amended Items
     The Company hereby amends the following items, financial statements, exhibits or other portions of the June 2006 Form 10-Q as set forth herein.
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial information of the Company is amended to read in its entirety as set forth at pages 40 through 75 herein and is incorporated herein by reference.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is amended to read in its entirety as set forth at pages 4 through 39 herein and is incorporated herein by reference.
PART II
OTHER INFORMATION
Item 6. Exhibits.
     The list of exhibits set forth in, and incorporated from, the Exhibit Index is amended to include the following additional exhibits, each of which is filed herewith:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films, including the Harry Potter series, The Lord of the Rings trilogy, Superman Returns and Wedding Crashers, as well as television programs, including ER, Two and a Half Men, Cold Case and Without a Trace. During the six months ended June 30, 2006, the Company generated revenues of $21.219 billion (up 1% from $20.948 billion in 2005), Operating Income before Depreciation and Amortization of $5.333 billion (up 169% from $1.984 billion in 2005), Operating Income of $3.696 billion (up 863% from $384 million in 2005), Net Income of $2.477 billion (up 382% from $514 million in 2005) and Cash Provided by Operations of $4.157 billion (up 21% from $3.432 billion in 2005). The 2005 results reflect the effects of a $3 billion pretax charge related to securities litigation as discussed further in “Recent Developments.”
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. AOL LLC (together with its subsidiaries, “AOL”) operates a leading network of web brands and the largest Internet access subscription service in the United States. At June 30, 2006, AOL had 23.3 million total AOL brand subscribers in the U.S. and Europe. AOL reported total revenues of $4.027 billion (19% of the Company’s overall revenues), $949 million in Operating Income before Depreciation and Amortization and $613 million in Operating Income for the six months ended June 30, 2006.
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
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S. (in terms of basic cable subscribers). At June 30, 2006, TWC managed approximately 11.057 million basic cable subscribers (including approximately 1.579 million subscribers of unconsolidated investees), in highly clustered and technologically upgraded systems in 27 states. TWC delivered revenues of $5.301 billion (25% of the Company’s overall revenues), $1.975 billion of Operating Income before Depreciation and Amortization and $1.106 billion in Operating Income for the six months ended June 30, 2006. As part of the strategy to expand TWC’s cable footprint and improve the clustering of its cable systems, on July 31, 2006, TWC acquired, in conjunction with Comcast Corporation (“Comcast”), substantially all of the assets of Adelphia Communications Corporation (“Adelphia”) and exchanged certain cable systems with Comcast. Refer to “Recent Developments” for further details.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005
Consolidated Results
     Revenues. The components of revenues are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(recast)			(recast)
		(millions)			(millions)
Subscription	$5,861	$5,611	4%	$11,542	$11,096	4%
Advertising	2,239	2,016	11%	4,041	3,661	10%
Content	2,306	2,674	(14%)	5,062	5,650	(10%)
Other	302	284	6%	574	541	6%

Total revenues	$10,708	$10,585	1%	$21,219	$20,948	1%

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
     Costs of Revenues. For the three months ended June 30, 2006 and 2005, costs of revenues totaled $6.009 billion and $6.165 billion, respectively, and as a percentage of revenues were 56% and 58%, respectively. For the six months ended June 30, 2006 and 2005, costs of revenues totaled $11.838 billion and $12.072 billion, respectively, and as a percentage of revenues were 56% and 58%, respectively. The improvement in costs of revenues as a percentage of revenues for the three and six months ended June 30, 2006 related primarily to improved margins at the Filmed Entertainment, Networks and Cable segments, partially offset by a decline in margins at the AOL segment. The segment variations are discussed in detail in “Business Segment Results.”
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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss) and Net Income (Loss).
     The following table reconciles Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). In addition, the table provides the components from Operating Income (Loss) to Net Income (Loss) for purposes of the discussions that follow:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(recast)			(recast)
	(restated, millions)			(restated, millions)
Operating Income (Loss) before Depreciation and Amortization	$2,628	$(501)	NM	$5,333	$1,984	NM
Depreciation	(686)	(653)	5%	(1,369)	(1,301)	5%
Amortization	(135)	(151)	(11%)	(268)	(299)	(10%)

Operating Income (Loss)	1,807	(1,305)	NM	3,696	384	NM
Interest expense, net	(337)	(324)	4%	(636)	(670)	(5%)
Other income, net	49	988	(95%)	360	1,100	(67%)
Minority interest expense, net	(116)	(70)	66%	(198)	(125)	58%

Income (Loss) before income taxes, discontinued operations and cumulative effect of accounting change	1,403	(711)	NM	3,222	689	NM
Income tax benefit (provision)	(531)	290	NM	(1,144)	(198)	NM

Income (Loss) before discontinued operations and cumulative effect of accounting change	872	(421)	NM	2,078	491	NM
Discontinued operations, net of tax	142	16	NM	374	23	NM
Cumulative effect of accounting change, net of tax	—	—	—	25	—	NM

Net income (loss)	$1,014	$(405)	NM	$2,477	$514	NM

     Operating Income (Loss) before Depreciation and Amortization. Time Warner’s Operating Income (Loss) before Depreciation and Amortization was income of $2.628 billion for the three months ended June 30, 2006 compared to a loss of $501 million for the three months ended June 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $135 million and $3.006 billion of net expense for 2006 and 2005, respectively, Operating Income before Depreciation and Amortization increased $258 million principally as a result of growth at the Cable, Networks and Filmed Entertainment segments, offset by a decline at the AOL and Publishing segments.
     For the six months ended June 30, 2006, Operating Income before Depreciation and Amortization was $5.333 billion compared to $1.984 billion for the six months ended June 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $172 million and $3.038 billion of net expense for 2006 and 2005, respectively, Operating Income before Depreciation and Amortization increased $483 million principally as a result of growth at the Cable, Networks and Filmed Entertainment segments, offset by a decline at the AOL and Publishing segments.
     The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $686 million and $1.369 billion for the three and six months ended June 30, 2006 from $653 million and $1.301 billion for the three and six months ended June 30, 2005. The increase in depreciation expense primarily related to an increase at the Cable segment reflecting demand driven increases in customer premise equipment purchases in recent years that is depreciated over a shorter useful life compared to the mix of assets previously purchased.
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
     Operating Income (Loss). Time Warner’s Operating Income (Loss) was income of $1.807 billion for the three months ended June 30, 2006 compared to a loss of $1.305 billion for the three months ended June 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $135 million and $3.006 billion of net expense for 2006 and 2005, respectively, Operating Income increased $241 million.
     Time Warner’s Operating Income increased to $3.696 billion for the six months ended June 30, 2006 from $384 million for the six months ended June 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $172 million and $3.038 billion of net expense for 2006 and 2005, respectively, Operating Income increased $446 million.
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
     Other Income, Net. Other income, net, detail is shown in the table below:

	Three Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
		(restated)		(restated)
	(millions)		(millions)
Investment gains, net	$20	$982	$315	$1,005
Gain (Loss) on WMG option	—	(27)	—	53
Income from equity investees	27	35	42	47
Other	2	(2)	3	(5)

Other income, net	$49	$988	$360	$1,100

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
     Minority Interest Expense, Net. Time Warner had $116 million and $198 million of minority interest expense for the three and six months ended June 30, 2006 compared to $70 million and $125 million for the three and six months ended June 30, 2005. The increase relates primarily to the 5% minority interest in AOL issued to Google in the second quarter of 2006 and to larger profits recorded by TWC, in which Comcast has a minority interest.
     Income Tax Benefit (Provision). Income tax from continuing operations was a provision of $531 million for the three months ended June 30, 2006 compared to a $290 million benefit for the three months ended June 30, 2005 and was a provision of $1.144 billion for the six months ended June 30, 2006 compared to a provision of $198 million for the six months ended June 30, 2005. The Company’s effective tax rate for continuing operations were provisions of 38% and 36% for the three and six months ended June 30, 2006, respectively, compared to a benefit of 41% and a provision of 29% for the three and six months ended June 30, 2005, respectively. The increases in effective tax rates are primarily due to unfavorable comparisons to the prior periods which benefited from state law changes in Ohio and New York, partially offset by non-deductible expenses related to a portion of the settlement accrual for the securities litigation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Income (Loss) before Discontinued Operations and Cumulative Effect of Accounting Change. Income (Loss) before discontinued operations and cumulative effect of accounting change was income of $872 million for the three months ended June 30, 2006 compared to a loss of $421 million for the three months ended June 30, 2005. Basic and diluted net income (loss) per share before discontinued operations and cumulative effect of accounting change were income of $0.21 and $0.20, respectively, in 2006 compared to losses of $0.09 for both basic and diluted net income (loss) per share before discontinued operations and cumulative effect of accounting change in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $71 million and $1.477 billion of net expense for the three months ended June 30, 2006 and 2005, respectively, income before discontinued operations and cumulative effect of accounting change declined by $113 million primarily due to lower other income, net, higher minority interest expense, net, and increased income tax provision, partially offset by higher Operating Income, as discussed above.
     Income before discontinued operations and cumulative effect of accounting change was $2.078 billion for the six months ended June 30, 2006 compared to $491 million for the six months ended June 30, 2005. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.48 and $0.47, respectively, in 2006 compared to $0.11 and $0.10, respectively, for basic and diluted net income per share before discontinued operations and cumulative effect of accounting change in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $94 million of income and $1.441 billion of net expense for the six months ended June 30, 2006 and 2005, respectively, income before discontinued operations and cumulative effect of accounting change increased by $52 million primarily due to higher Operating Income, partially offset by lower other income, net, higher minority interest expense, net, and increased income tax provision, as discussed above.
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
     Net Income (Loss) and Net Income (Loss) Per Common Share. Net income (loss) was income of $1.014 billion for the three months ended June 30, 2006 compared to a loss of $405 million for the three months ended June 30, 2005. Basic and diluted net income (loss) per common share were both income of $0.24 in 2006 compared to losses of $0.09 for both basic and diluted net income (loss) per common share in 2005. Net income was $2.477 billion for the six months ended June 30, 2006 compared to $514 million for the six months ended June 30, 2005. Basic and diluted net income per common share were $0.57 and $0.56, respectively, in 2006 compared to $0.11 for both basic and diluted net income per common share in 2005.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(recast)			(recast)
	(restated, millions)			(restated, millions)
Revenues:
Subscription	$1,546	$1,734	(11%)	$3,084	$3,508	(12%)
Advertising	449	320	40%	841	631	33%
Other	51	43	19%	102	91	12%

Total revenues	2,046	2,097	(2%)	4,027	4,230	(5%)
Costs of revenues(a)	(953)	(973)	(2%)	(1,899)	(1,955)	(3%)
Selling, general and administrative(a)	(573)	(598)	(4%)	(1,165)	(1,224)	(5%)
Gain on disposal of consolidated businesses	—	8	NM	2	10	(80%)
Asset impairments	—	—	—	—	(24)	NM
Restructuring costs	(15)	2	NM	(16)	7	NM

Operating Income before Depreciation and Amortization	505	536	(6%)	949	1,044	(9%)
Depreciation	(127)	(140)	(9%)	(254)	(285)	(11%)
Amortization	(42)	(47)	(11%)	(82)	(94)	(13%)

Operating Income	$336	$349	(4%)	$613	$665	(8%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
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
     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(recast)			(recast)
	(restated, millions)			(restated, millions)
Revenues:
Subscription	$2,579	$2,221	16%	$5,042	$4,348	16%
Advertising	142	136	4%	259	255	2%

Total revenues	2,721	2,357	15%	5,301	4,603	15%
Costs of revenues(a)	(1,199)	(1,065)	13%	(2,369)	(2,066)	15%
Selling, general and administrative(a)	(472)	(383)	23%	(935)	(810)	15%
Merger-related and restructuring costs	(12)	(13)	(8%)	(22)	(30)	(27%)

Operating Income before Depreciation and Amortization	1,038	896	16%	1,975	1,697	16%
Depreciation	(418)	(386)	8%	(829)	(762)	9%
Amortization	(20)	(19)	5%	(40)	(39)	3%

Operating Income	$600	$491	22%	$1,106	$896	23%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The components of Subscription revenues are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(millions)			(millions)
Subscription revenues:
Video services	$1,764	$1,639	8%	$3,475	$3,241	7%
High-speed data	646	525	23%	1,258	1,018	24%
Digital Phone	169	57	196%	309	89	247%

Total Subscription revenues	$2,579	$2,221	16%	$5,042	$4,348	16%

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
     For the three and six months ended June 30, 2006, costs of revenues increased 13% and 15%, respectively, and, as a percentage of revenues, were 44% and 45% for the three and six months ended June 30, 2006, respectively, compared to 45% for both the three and six months ended June 30, 2005. The increase in costs of revenues is primarily related to increases in video programming costs, telephony service costs and labor costs. For the three and six months ended June 30, 2006, video programming costs increased 9% in each period to $576 million and $1.129 billion, respectively, due primarily to contractual rate increases, the ongoing deployment of new digital video services and higher regional sports network programming costs. Programming costs for the six months ended June 30, 2006 include an $11 million benefit reflecting an adjustment in the amortization of certain launch support payments. In addition, programming costs for the three and six months ended June 30, 2005 included a $14 million charge related to the resolution of contractual terms with a program vendor. Video programming costs are expected to increase during the remainder of 2006 at a rate higher than that experienced during the first half of 2006, reflecting contractual rate increases, subscriber growth and the continued expansion of service offerings. For the three and six months ended June 30, 2006, telephony service costs increased approximately $51 million and $98 million, respectively, due to the growth in Digital Phone subscribers. Labor costs increased primarily due to salary increases and higher headcount resulting from the roll-out of advanced services. For the three and six months ended June 30, 2006, these increases in costs of revenues were partially offset by a $10 million benefit related to third-party maintenance support payment fees, reflecting the resolution of terms with an equipment vendor, and for the six months ended June 30, 2006, the increase was partially offset by an $18 million benefit (with an additional $5 million benefit recorded in selling, general and administrative expenses) due to changes in estimates related to certain medical benefit accruals.
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
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(recast)		(recast)	(recast)
		(millions)			(millions)
Revenues:
Subscription	$1,490	$1,365	9%	$2,952	$2,699	9%
Advertising	923	856	8%	1,666	1,537	8%
Content	234	218	7%	429	471	(9%)
Other	47	40	18%	59	47	26%

Total revenues	2,694	2,479	9%	5,106	4,754	7%
Costs of revenues(a)	(1,416)	(1,346)	5%	(2,500)	(2,401)	4%
Selling, general and administrative(a)	(501)	(492)	2%	(960)	(918)	5%
Shutdown costs	(81)	—	NM	(81)	—	NM

Operating Income before Depreciation and Amortization	696	641	9%	1,565	1,435	9%
Depreciation	(70)	(57)	23%	(138)	(112)	23%
Amortization	(5)	(8)	(38%)	(8)	(12)	(33%)

Operating Income	$621	$576	8%	$1,419	$1,311	8%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(recast)			(recast)
		(millions)			(millions)
Revenues:
Subscription	$398	$421	(5%)	$770	$802	(4%)
Advertising	757	743	2%	1,340	1,314	2%
Content	19	25	(24%)	39	45	(13%)
Other	148	162	(9%)	299	319	(6%)

Total revenues	1,322	1,351	(2%)	2,448	2,480	(1%)
Costs of revenues(a)	(529)	(533)	(1%)	(1,003)	(1,020)	(2%)
Selling, general and administrative(a)	(499)	(512)	(3%)	(1,023)	(1,022)	—
Gain on sale of assets	—	—	—	—	8	NM
Restructuring costs	(22)	—	NM	(34)	—	NM

Operating Income before Depreciation and Amortization	272	306	(11%)	388	446	(13%)
Depreciation	(28)	(30)	(7%)	(58)	(63)	(8%)
Amortization	(14)	(25)	(44%)	(29)	(50)	(42%)

Operating Income	$230	$251	(8%)	$301	$333	(10%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
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
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended			Six Months Ended
	6/30/06	6/30/05	% Change	6/30/06	6/30/05	% Change
		(recast)			(recast)
		(millions)			(millions)
Amounts related to securities litigation and government investigations	$(32)	$(3,003)	(99%)	$(61)	$(3,009)	(98%)
Selling, general and administrative(a)	(94)	(107)	(12%)	(206)	(220)	(6%)
Gain on sale of assets	—	—	—	20	—	NM
Restructuring costs	—	—	—	(5)	—	NM

Operating Loss before Depreciation and Amortization	(126)	(3,110)	(96%)	(252)	(3,229)	(92%)
Depreciation	(9)	(10)	(10%)	(22)	(19)	16%

Operating Loss	$(135)	$(3,120)	(96%)	$(274)	$(3,248)	(92%)

(a)	Selling, general and administrative expenses exclude depreciation.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     At June 30, 2006, Time Warner had $23.469 billion of debt, $1.244 billion of cash and equivalents (net debt of $22.225 billion, defined as total debt less cash and equivalents) and $59.286 billion of shareholders’ equity, compared to $20.330 billion of debt, $4.220 billion of cash and equivalents (net debt of $16.110 billion) and $65.105 billion of shareholders’ equity at December 31, 2005.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2005 to June 30, 2006 (millions):

Net debt at December 31, 2005	$16,110
Cash provided by operations	(4,157)
Capital expenditures and product development costs	1,736
Dividends paid to common shareholders	435
Common stock repurchases	9,300
Prepaid stock repurchase contracts	340
Acquisition of the remaining interest in Court TV, net of cash acquired	697
Acquisition of the remaining interest in Synapse	140
Proceeds from the issuance of a 5% equity interest by AOL	(1,000)
Proceeds from the sale of Time Warner Book Group	(524)
Proceeds from the sale of Turner South	(371)
Proceeds from the sale of a portion of the Company’s interest in Time Warner Telecom	(239)
All other, net	(242)

Net debt at June 30, 2006(a)	$22,225

(a)	Included in the net debt balance is approximately $238 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Operating Activities
     Details of cash provided by operations are as follows:

	Six Months Ended
	6/30/06	6/30/05
		(recast)
	(restated, millions)
Operating Income before Depreciation and Amortization	$5,333	$1,984
Amounts related to securities litigation and government investigations(a):
Legal reserves	—	3,000
Cash payments, net of recoveries	(166)	(300)
Noncash asset impairments	—	24
Net interest payments(b)	(690)	(708)
Net income taxes paid(c)	(206)	(261)
Noncash equity-based compensation	161	213
Adjustments relating to discontinued operations(d)	2	10
Merger and restructuring payments(e)	(112)	(79)
All other, net, including working capital changes	(165)	(451)

Cash provided by operations	$4,157	$3,432

(a)	2006 includes approximately $383 million paid for securities litigation, partially offset by approximately $215 million of insurance recoveries. 2005 includes a reserve of $3.0 billion related to securities litigation, offset by approximately $300 million paid for government investigations.

(b)	Includes interest income received of $87 million and $99 million in 2006 and 2005, respectively.

(c)	Includes income tax refunds received of $26 million and $47 million in 2006 and 2005, respectively.

(d)	Includes net income from discontinued operations of $374 million and $23 million in 2006 and 2005, respectively. Amounts also include working capital-related adjustments associated with discontinued operations of $(372) million and $(13) million in 2006 and 2005, respectively.

(e)	Includes payments for restructuring and merger-related costs, as well as payments for certain other merger-related liabilities.
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K and the March 2006 Form 10-Q, which should be read in conjunction with this report (as updated by Item 1A, “Risk Factors,” in Part II of the June 2006 Form 10-Q), and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K and the March 2006 Form 10-Q (as updated by Item 1A, “Risk Factors,” in Part II of the June 2006 Form 10-Q), as well as:
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
     For Time Warner’s AOL business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K and the March 2006 Form 10-Q, as updated by Item 1A, “Risk Factors,” in Part II of the June 2006 Form 10-Q, as well as:
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
		(recast)
	(restated, millions)
ASSETS
Current assets
Cash and equivalents	$1,244	$4,220
Restricted cash	73	—
Receivables, less allowances of $1.949 and $2.061 billion	5,600	6,546
Inventories	1,804	2,041
Prepaid expenses and other current assets	1,355	892
Current assets of discontinued operations	—	351

Total current assets	10,076	14,050
Noncurrent inventories and film costs	4,580	4,597
Investments, including available-for-sale securities	3,223	3,493
Property, plant and equipment, net	14,119	13,647
Intangible assets subject to amortization, net	4,534	3,492
Intangible assets not subject to amortization	38,437	39,685
Goodwill	41,499	40,276
Other assets	3,142	3,121
Noncurrent assets of discontinued operations	—	383

Total assets	$119,610	$122,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$889	$1,207
Participations payable	2,451	2,401
Royalties and programming costs payable	1,019	966
Deferred revenue	1,550	1,473
Debt due within one year	73	92
Other current liabilities	5,063	6,159
Current liabilities of discontinued operations	70	230

Total current liabilities	11,115	12,528
Long-term debt	23,396	20,238
Deferred income taxes	13,916	12,984
Deferred revenue	651	681
Other liabilities	5,198	5,464
Noncurrent liabilities of discontinued operations	7	15
Minority interests	6,041	5,729
Commitments and contingencies (Note 12)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 92.6 and 87.2 million shares issued and outstanding	1	1
Time Warner common stock, $0.01 par value, 4.729 and 4.706 billion shares issued and 3.990 and 4.498 billion shares outstanding	47	47
Paid-in-capital	169,755	168,635
Treasury stock, at cost (739.0 and 208.0 million shares)	(14,659)	(5,463)
Accumulated other comprehensive gain (loss), net	151	(64)
Accumulated deficit	(96,009)	(98,051)

Total shareholders’ equity	59,286	65,105

Total liabilities and shareholders’ equity	$119,610	$122,744

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(restated, millions, except per share amounts)
Revenues:
Subscription	$5,861	$5,611	$11,542	$11,096
Advertising	2,239	2,016	4,041	3,661
Content	2,306	2,674	5,062	5,650
Other	302	284	574	541

Total revenues(a)	10,708	10,585	21,219	20,948
Costs of revenues(a)	(6,009)	(6,165)	(11,838)	(12,072)
Selling, general and administrative(a)	(2,622)	(2,568)	(5,245)	(5,155)
Amortization of intangible assets	(135)	(151)	(268)	(299)
Amounts related to securities litigation and government investigations	(32)	(3,003)	(61)	(3,009)
Merger-related, restructuring and shutdown costs	(103)	(11)	(133)	(23)
Asset impairments	—	—	—	(24)
Gains on disposal of assets, net	—	8	22	18

Operating income (loss)	1,807	(1,305)	3,696	384
Interest expense, net(a)	(337)	(324)	(636)	(670)
Other income, net	49	988	360	1,100
Minority interest expense, net	(116)	(70)	(198)	(125)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	1,403	(711)	3,222	689
Income tax benefit (provision)	(531)	290	(1,144)	(198)

Income (loss) before discontinued operations and cumulative effect of accounting change	872	(421)	2,078	491
Discontinued operations, net of tax	142	16	374	23

Income (loss) before cumulative effect of accounting change	1,014	(405)	2,452	514
Cumulative effect of accounting change, net of tax	—	—	25	—

Net income (loss)	$1,014	$(405)	$2,477	$514

Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.21	$(0.09)	$0.48	$0.11
Discontinued operations	0.03	—	0.09	—
Cumulative effect of accounting change	—	—	—	—

Basic net income (loss) per common share	$0.24	$(0.09)	$0.57	$0.11

Average basic common shares	4,227.9	4,683.1	4,363.7	4,636.6

Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.20	$(0.09)	$0.47	$0.10
Discontinued operations	0.04	—	0.09	0.01
Cumulative effect of accounting change	—	—	—	—

Diluted net income (loss) per common share	$0.24	$(0.09)	$0.56	$0.11

Average diluted common shares	4,266.2	4,683.1	4,405.7	4,725.6

Cash dividends declared per share of common stock	$0.05	$—	$0.10	$—

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$72	$64	$155	$132
Costs of revenues	(61)	(56)	(115)	(104)
Selling, general and administrative	10	9	20	17
Interest income, net	13	8	24	15
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2006	2005
		(recast)
	(restated, millions)
OPERATIONS
Net income(a)	$2,477	$514
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	—
Depreciation and amortization	1,637	1,600
Amortization of film costs	1,564	1,675
Asset impairments	—	24
Gain on investments and other assets, net	(321)	(1,074)
Equity in income of investee companies, net of cash distributions	(29)	(34)
Equity-based compensation	161	213
Amounts related to securities litigation and government investigations(b)	(166)	2,700
Changes in operating assets and liabilities, net of acquisitions	(769)	(2,173)
Adjustments relating to discontinued operations	(372)	(13)

Cash provided by operations(c)	4,157	3,432

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(1,015)	(258)
Capital expenditures and product development costs	(1,736)	(1,446)
Capital expenditures from discontinued operations	—	(2)
Investment proceeds from available-for-sale securities	23	976
Other investment proceeds	2,229	368

Cash used by investing activities	(499)	(362)

FINANCING ACTIVITIES
Borrowings	4,818	1
Debt repayments	(1,667)	(1,835)
Proceeds from exercise of stock options	306	158
Excess tax benefit on stock options	47	31
Principal payments on capital leases	(47)	(67)
Repurchases of common stock	(9,300)	—
Prepaid stock repurchase contracts	(340)	—
Dividends paid	(435)	—
Other	(16)	95

Cash used by financing activities	(6,634)	(1,617)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,976)	1,453
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,220	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$1,244	$7,592

(a)	For the six months ended June 30, 2006 and 2005, respectively, includes net income from discontinued operations of $374 million and $23 million.

(b)	For the six months ended June 30, 2005, includes a $300 million payment related to the government investigations.

(c)	For the six months ended June 30, 2006 and 2005, includes an approximate $181 million source of cash and $36 million use of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited)

	2006	2005
		(recast)
	(restated, millions)
BALANCE AT BEGINNING OF PERIOD	$65,105	$63,297
Net income	2,477	514
Other comprehensive income (loss)	215	(476)

Comprehensive income(a)	2,692	38
Conversion of mandatorily convertible preferred stock	—	1,500
Cash dividends ($0.10 per common share)	(435)	—
Common stock repurchases	(9,191)	—
Gain on issuance of a 5% equity interest by AOL	801	—
Other(b)	314	231

BALANCE AT END OF PERIOD	$59,286	$65,066

(a)	Comprehensive income (loss) was $1.182 billion and $(864) million for the three months ended June 30, 2006 and 2005, respectively.

(b)	For the six months ended June 30, 2006, includes approximately $263 million pursuant to stock option and other benefit plans and an approximate $17 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $7 million). For the six months ended June 30, 2005, primarily includes approximately $248 million pursuant to stock option and other benefit plans and an approximate $23 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of related income tax benefit of approximately $9 million).
See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	RESTATEMENT OF PRIOR FINANCIAL INFORMATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The net effect of restating these transactions is that the Company’s net income has been increased by $7 million and $4 million for the three months ended June 30, 2006 and 2005, respectively and $15 million and $8 million for the six months ended June 30, 2006 and 2005, respectively.
     Details of the impact of the restatement on the accompanying consolidated statement of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Advertising Revenues	$—	$—	$—	$—
Cost of Revenues – decrease	13	8	26	15
Selling, general and administrative	—	—	—	—

Operating Income – increase	13	8	26	15
Other income , net – decrease	—	(1)	—	—
Minority interest expense – increase	(2)	(1)	(2)	(2)

Income before income taxes, discontinued operations and cumulative effect of accounting change – increase	11	6	24	13
Income tax provision – increase	(4)	(2)	(9)	(5)

Net income – increase	$7	$4	$15	$8

Basic income per common share before discontinued operations and cumulative effect of accounting change — increase	$0.01	$0.00	$0.01	$0.01
Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.00	$0.00	$0.00	$0.00
Basic net income per common share — increase	$0.00	$0.00	$0.01	$0.00
Diluted net income per common share	$0.00	$0.00	$0.00	$0.00
     At June 30, 2006 and December 31, 2005, the impact of the restatement on Total Assets is an increase of $18 million and $1 million, respectively, and the impact of the restatement on Total Liabilities is an increase of $39 million and $37 million, respectively. The restatement has no impact on the accompanying consolidated statement of cash flows. Certain of the footnotes that follow have also been restated to reflect the changes described above.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
	(millions, except per share amounts)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended June 30, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(6,179)	$14	$(6,165)
Operating Income	(1,319)	14	(1,305)
Income before income taxes, discontinued operations and cumulative effect of accounting change	(725)	14	(711)
Net income	(414)	9	(405)
Net income per share (basic)	$(0.09)	$—	$(0.09)
Net income per share (diluted)	$(0.09)	$—	$(0.09)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	Six Months Ended June 30, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(12,128)	$56	$(12,072)
Operating Income	328	56	384
Income before income taxes, discontinued operations and cumulative effect of accounting change	633	56	689
Net income	479	35	514
Net income per share (basic)	$0.10	$0.01	$0.11
Net income per share (diluted)	$0.10	$0.01	$0.11

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(24,776)	$(8)	$(24,784)
Operating Income	4,164	(8)	4,156
Income before income taxes, discontinued operations and cumulative effect of accounting change	3,744	(8)	3,736
Net income	2,678	(5)	2,673
Net income per share (basic)	$0.58	$—	$0.58
Net income per share (diluted)	$0.57	$—	$0.57

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	Year Ended December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(24,214)	$31	$(24,183)
Operating Income	5,640	31	5,671
Income before income taxes, discontinued operations and cumulative effect of accounting change	4,395	31	4,426
Net income	3,097	19	3,116
Net income per share (basic)	$0.67	$0.01	$0.68
Net income per share (diluted)	$0.65	$0.01	$0.66

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions)
Consolidated Balance Sheet
Inventories (current and non current)	$6,347	$291	$6,638
Accumulated deficit	(98,234)	183	(98,051)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
	(restated, millions)
Consolidated Balance Sheet
Inventories (current and noncurrent)	$6,101	$304	$6,405
Accumulated deficit	(100,446)	188	(100,258)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(restated, millions, except per share amounts)
Income (loss) before discontinued operations and cumulative effect of accounting change — basic and diluted	$872	$(421)	$2,078	$491

Average number of common shares outstanding — basic	4,227.9	4,683.1	4,363.7	4,636.6
Dilutive effect of stock options, restricted shares and restricted stock units (a)	38.3	—	42.0	47.8
Dilutive effect of mandatorily convertible preferred stock	—	—	—	41.2

Average number of common shares outstanding— diluted	4,266.2	4,683.1	4,405.7	4,725.6

Income (loss) per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.21	$(0.09)	$0.48	$0.11

Diluted	$0.20	$(0.09)	$0.47	$0.10

(a)	For the three months ended June 30, 2005, the average number of diluted common shares outstanding excludes 44.0 million of stock options, restricted shares and restricted stock units that if included would be anti-dilutive.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

     At June 30, 2006, the intrinsic value of restricted stock and restricted stock unit awards is approximately $180 million. Total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2006 prior to the consideration of expected forfeitures is approximately $95 million and is expected to be recognized over a weighted-average period of 2 years. The fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2006 was approximately $18 million.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
8. SHAREHOLDERS’ EQUITY
Shares Authorized and Outstanding
     As of June 30, 2006, shareholders’ equity of Time Warner included 92.6 million shares of Series LMCN-V common stock and 3.990 billion shares of common stock (net of approximately 739 million shares of common stock held in treasury). As of June 30, 2006, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met. During the first six months of 2006, 5.4 million shares of common stock were converted into 5.4 million shares of Series LMCN-V common stock, which partially reverses the conversion of 9.4 million shares of Series LMCN-V common stock into common stock that took place on February 1, 2005 to facilitate Liberty Media’s stock loan arrangement.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Intersegment Revenues(a)
AOL	$13	$5	$27	$11
Cable	7	10	14	20
Filmed Entertainment	238	136	393	378
Networks	166	161	342	318
Publishing	14	23	29	42

Total intersegment revenues	$438	$335	$805	$769

(a)	Intersegment revenues include intercompany Advertising revenues of $33 million and $41 million for the three months ended June 30, 2006 and 2005, respectively, and $66 million and $81 million for the six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(restated, millions)		(restated, millions)
Operating Income (Loss) before Depreciation and Amortization
AOL(a)	$505	$536	$949	$1,044
Cable	1,038	896	1,975	1,697
Filmed Entertainment	229	209	686	592
Networks	696	641	1,565	1,435
Publishing(b)	272	306	388	446
Corporate(c)	(126)	(3,110)	(252)	(3,229)
Intersegment elimination	14	21	22	(1)

Total Operating Income (Loss) before Depreciation and Amortization	$2,628	$(501)	$5,333	$1,984

(a)	For the six months ended June 30, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Securities Solution (“NSS”). For the three and six months ended June 30, 2005, includes a $3 million and $5 million gain, respectively, from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the six months ended June 30, 2005, includes a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc (“AOLA”) and for both the three and six months ended June 30, 2005 includes a $5 million gain related to the sale of a building.

(b)	For the six months ended June 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc., which was previously fully reserved due to concerns about recoverability.

(c)	For the six months ended June 30, 2006, includes a $20 million gain on the sale of two aircraft. For the three and six months ended June 30, 2006, includes $32 million and $61 million, respectively, in net expenses related to securities litigation and government investigations. For both the three and six months ended June 30, 2005, includes $3 billion in legal reserves related to the government investigations. For the three and six months ended June 30, 2005, includes $3 million and $9 million, respectively, in net expenses related to securities litigation and government investigations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(restated, millions)		(restated, millions)
Depreciation of Property, Plant and Equipment
AOL	$(127)	$(140)	$(254)	$(285)
Cable	(418)	(386)	(829)	(762)
Filmed Entertainment	(34)	(30)	(68)	(60)
Networks	(70)	(57)	(138)	(112)
Publishing	(28)	(30)	(58)	(63)
Corporate	(9)	(10)	(22)	(19)

Total depreciation of property, plant and equipment	$(686)	$(653)	$(1,369)	$(1,301)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(42)	$(47)	$(82)	$(94)
Cable	(20)	(19)	(40)	(39)
Filmed Entertainment	(54)	(52)	(109)	(104)
Networks	(5)	(8)	(8)	(12)
Publishing	(14)	(25)	(29)	(50)

Total amortization of intangible assets	$(135)	$(151)	$(268)	$(299)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(restated, millions)		(restated, millions)
Operating Income (Loss)
AOL (a)	$336	$349	$613	$665
Cable	600	491	1,106	896
Filmed Entertainment	141	127	509	428
Networks	621	576	1,419	1,311
Publishing (b)	230	251	301	333
Corporate (c)	(135)	(3,120)	(274)	(3,248)
Intersegment elimination	14	21	22	(1)

Total operating income (loss)	$1,807	$(1,305)	$3,696	$384

(a)	For the six months ended June 30, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the three and six months ended June 30, 2005, includes a $3 million and $5 million gain, respectively, from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the six months ended June 30, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA and for both the three and six months ended June 30, 2005 includes a $5 million gain related to the sale of a building.

(b)	For the six months ended June 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc., which was previously fully reserved due to concerns about recoverability.

(c)	For the six months ended June 30, 2006, includes a $20 million gain on the sale of two aircraft. For the three and six months ended June 30, 2006, includes $32 million and $61 million, respectively, in net expenses related to securities litigation and government investigations. For both the three and six months ended June 30, 2005, includes $3 billion in legal reserves related to the government investigations. For the three and six months ended June 30, 2005, includes $3 million and $9 million, respectively, in net expenses related to securities litigation and government investigations.

	June 30,	December 31,
	2006	2005
		(recast)
	(restated, millions)
Assets
AOL	$5,898	$5,872
Cable	44,010	43,677
Filmed Entertainment	17,332	17,796
Networks	35,035	34,425
Publishing	14,592	14,682
Corporate	2,743	6,292

Total assets	$119,610	$122,744

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Central District of California on January 31, 2006; Wayne County Emps.’ Ret. Sys. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on January 31, 2006; Carpenters Ret. Trust of Western Washington et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Washington on February 1, 2006; Alaska Elec. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Alaska on February 1, 2006; I.A.M. Nat’l Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 1, 2006; Municipal Employers’ Ret. Sys. of Mich. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; Charter Twp. of Clinton Police & Fire Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; United Food and Commercial Workers Union Local 880 — Retail Food Employers Joint Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Ohio on February 2, 2006; Vermont State Emps.’ Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Vermont on February 2, 2006; Nat’l Asbestos Workers Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Maryland on February 2, 2006; Nat’l Elevator Indus. Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Pennsylvania on February 3, 2006; Emps.’ Ret. Sys. of the State of Hawaii v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Hawaii on February 3, 2006; Laborers’ Nat’l Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Texas on February 3, 2006; Robeco Groep N.V. for Robeco N.V. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 3, 2006; Norges Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Hawaii Electricians’ Annuity Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 7, 2006; Frost Nat’l Bank et al. v. AOL Time Warner Inc. et al. filed in the U.S. District Court for the Southern District of Texas on February 7, 2006; Heavy & General Laborers’ Locals 472 & 172 Pension and Annuity Funds et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Jersey on February 8, 2006; B.S. Pension Fund Trustee Ltd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; CSS Board ABN 19415 776861 et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; Carpenters’ Pension Trust Fund of St. Louis v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Missouri on February 9, 2006; The West Virginia Laborers’ Trust Fund et al. v. AOL Time Warner Inc. e t al., filed in the U.S. District Court for the Southern District of West Virginia on February 9, 2006; Boilermakers Nat’l Health & Welfare Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Kansas on February 10, 2006; Plumbers & Pipefitters Local 152 Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of West Virginia on February 13, 2006; New Mexico Education et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Mexico on February 14, 2006; Hibernia Nat’l Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on February 16, 2006; and New England Health Care Employees Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Massachusetts on February 16, 2006. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above, and all of these cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings. In May 2006, amended complaints were filed in thirty-five of these cases. In June 2006, the Company filed a motion to dismiss and a motion for partial summary judgment in these thirty-five cases, which seek to dismiss some or all of the complaints and/or to preclude recovery of alleged damages incurred prior to July 2002 based on loss causation principles. Additional cases filed by opt-out shareholders in state courts are described below. The Company intends to defend against these lawsuits vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Interest Expense, Net
     Interest expense, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Interest income	$83	$89	$176	$163
Interest expense	(420)	(413)	(812)	(833)

Total interest expense, net	$(337)	$(324)	$(636)	$(670)

Other Income, Net
     Other income, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
	(millions)		(millions)
Investment gains, net	$20	$982	$315	$1,005
Gain (loss) on WMG option	—	(27)	—	53
Income on equity method investees	27	35	42	47
Losses on accounts receivable securitization programs	(13)	(9)	(26)	(16)
Other	15	7	29	11

Total other income, net	$49	$988	$360	$1,100

Other Current Liabilities
     Other current liabilities consist of:

	June 30,	December 31,
	2006	2005
		(recast)
	(millions)
Accrued expenses	$3,913	$4,686
Accrued compensation	989	1,316
Accrued income taxes	161	157

Total other current liabilities	$5,063	$6,159

TIME WARNER INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER INC. (Registrant)
Date: September 13, 2006	/s/ Wayne H. Pace
Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.