Form 10-Q
period 2006-09-30
TIME WARNER INC
filed 2006-11-01
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2006 or

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of October 27, 2006
Common Stock – $.01 par value Series LMCN-V Common Stock – $.01 par value	3,972,572,783 18,784,759

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
•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2006. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2006 and cash flows for the nine months ended September 30, 2006.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended (the “2005 Form 10-K”), and the Company’s Quarterly Reports on Form 10-Q, each as amended, for the quarters ended March 31, 2006 (the “March 2006 Form 10-Q”) and June 30, 2006 (the “June 2006 Form 10-Q”), as well as Item 1A, “Risk Factors,” in Part II of this report, for a discussion of the risk factors applicable to the Company.
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2005 financial information has been recast so that the basis of presentation is consistent with that of 2006. Specifically, the amounts have been recast for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), a change in accounting principle for recognizing programming inventory costs at HBO and the classification of certain businesses as discontinued operations.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable, which added approximately 3.2 million net basic video subscribers as a result of the Adelphia acquisition and related transactions that closed on July 31, 2006. The Company produces and distributes films, including the Harry Potter series, Superman Returns and Wedding Crashers, as well as television programs, including ER, Two and a Half Men, Cold Case, Without a Trace and The New Adventures of Old Christine. During the nine months ended September 30, 2006, the Company generated revenues of $31.758 billion (up 3% from $30.878 billion in 2005), Operating Income before Depreciation and Amortization of $7.781 billion (up 82% from $4.280 billion in 2005), Operating Income of $5.253 billion (up 170% from $1.948 billion in 2005), Net Income of $4.799 billion (up 251% from $1.367 billion in 2005) and Cash Provided by Operations of $6.570 billion (up 19% from $5.517 billion in 2005). The results for the nine months ended September 30, 2005 reflect the effects of a $3 billion pretax charge related to securities litigation as discussed further in “Recent Developments.”
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. AOL LLC (together with its subsidiaries, “AOL”) operates a leading network of web brands and the largest Internet access subscription service in the United States, offers free client software and services domestically to those who have their own Internet connection and provides advertising services. At September 30, 2006, AOL had 20.7 million total AOL brand subscribers in the U.S. and Europe, which does not include individuals who have registered for the free AOL service. AOL reported total revenues of $6.010 billion (19% of the Company’s overall revenues), $1.512 billion in Operating Income before Depreciation and Amortization and $1.010 billion in Operating Income for the nine months ended September 30, 2006.
     Historically, AOL’s primary product offering has been an online subscription service that includes dial-up Internet access, and this product currently generates the substantial majority of AOL’s revenues. AOL has experienced significant declines in the number of its U.S. subscribers, due primarily to the industry-wide decline of the premium dial-up ISP business and growth in the broadband Internet access business, AOL’s proactive reduction of subscriber acquisition efforts, and AOL’s offer to permit access to most of its services for free. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline. AOL’s Advertising revenues, in large part, are generated from the traffic to and usage of the AOL service by AOL’s subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues to the extent subscribers canceling their subscriptions do not maintain their Web relationship with and usage of AOL.
     As announced by the Company on August 2, 2006, AOL is implementing the next phase of its strategy designed to navigate a transition from a business that has relied heavily on Subscription revenues from dial-up subscribers to one that can attract and engage more Internet users and take advantage of the growth in online advertising. As part of this phase, AOL is emphasizing growing its global web services business and managing its access services business. A goal of AOL’s strategy is to maintain and expand relationships with current and former AOL subscribers, whether they continue to purchase the dial-up Internet access subscription service or not. Another component of the strategy is to permit access to most of the AOL services, including use of the AOL client software and an AOL e-mail account, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person can access and use most of the AOL services for free.
     Some of the other components of this strategy, several of which are in place today, include the following:
•	providing advertising services, including display advertising (primarily on AOL’s network of interactive properties and services), paid-search advertising (primarily through AOL’s strategic alliance with Google), and other advertising run on third-party networks of web publishers (primarily through Advertising.com);

•	attracting highly-engaged users to and retaining those users on AOL’s interactive properties, including AIM, AOL.com, Netscape.com, MapQuest and Moviefone, by
o	offering compelling content, features and tools, including the AOL client software, which will generally be made available to all Internet users in the U.S. for free;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
o	entering into distribution arrangements with third-party high-speed Internet access providers, such as telephone and cable companies;

o	modifying agreements with retailers to distribute the AOL client software in stores and with computer manufacturers to pre-install the AOL client software or other interactive services onto new computers; and

o	entering into relationships with other aggregators of Internet activity to broaden the distribution of AOL’s free products and services;
•	providing premium services, including a variety of online safety and security products, digital media (music and video), educational content and services, and related Internet services on a free or subscription basis; and

•	providing software for mobile devices that will further the distribution of AOL products and services.
      As discussed in more detail in “Recent Developments,” consistent with its strategy, AOL Europe recently entered into separate agreements to sell its U.K. and German access businesses and will enter into agreements to provide ongoing audience services to the respective purchasers of these businesses upon closing of the sales. In October 2006, AOL Europe closed on the sale of its French access business and entered into an agreement to provide ongoing audience services.
     AOL continues to serve the market for dial-up Internet access, which AOL believes will continue to exist for the foreseeable future, by providing dial-up connectivity to the Internet and customer service for those subscribers. AOL continues to provide customer service for these subscribers and charge monthly subscription fees; however, AOL has substantially reduced its marketing and customer service efforts previously aimed at attracting and retaining dial-up subscribers to the AOL service.
     In connection with the shift from the access services business to the global web services business, AOL undertook certain restructuring activities in the third quarter of 2006, including asset write-offs and involuntary employee terminations. Additional restructuring charges are anticipated during the remainder of 2006 and in 2007, related to involuntary employee terminations, facility exit costs, contract terminations and asset write-offs.
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S. (in terms of basic video subscribers) and is an industry leader in developing and launching innovative video, data and voice services. As part of the strategy to expand TWC’s cable footprint and improve the clustering of its cable systems, on July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable systems of Adelphia Communications Corporation (“Adelphia”). Immediately prior to the Adelphia acquisition, TWC and Time Warner Entertainment Company, L.P. (“TWE”) redeemed Comcast’s interests in TWC and TWE, respectively. In addition, subsidiaries of TW NY exchanged certain cable systems with subsidiaries of Comcast. As a result of the closing of these transactions, TWC gained systems with approximately 3.2 million net basic video subscribers. Refer to “Recent Developments” for further details.
     At September 30, 2006, TWC had approximately 13.5 million basic video subscribers, in technologically advanced, well-clustered systems located mainly in five geographic areas — New York State, the Carolinas (i.e., North Carolina and South Carolina), Ohio, southern California and Texas. This subscriber number includes approximately 782,000 managed subscribers located in the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City pool”) that will be consolidated upon the dissolution of Texas and Kansas City Cable Partners, L.P. (“TKCCP”), currently an equity method investee. Refer to “Recent Developments” for further details. As of September 30, 2006, TWC is the largest cable system operator in a number of large cities, including New York City and Los Angeles. TWC delivered revenues of $8.116 billion (25% of the Company’s overall revenues), $2.920 billion in Operating Income before Depreciation and Amortization and $1.546 billion in Operating Income for the nine months ended September 30, 2006.
     TWC principally offers three products—video, high-speed data and voice. Video is TWC’s largest product in terms of revenues generated. TWC expects to continue to increase video revenues through the offering of advanced digital video services such as Video-on-Demand (VOD), Subscription-Video-on-Demand (SVOD), high definition television (HDTV) and set-top boxes equipped with digital video recorders (DVRs), as well as through rate increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. Providing basic video services is an established and highly penetrated business, and, as a result, TWC continues to expect slower incremental growth in the number of basic video subscribers compared to growth in TWC’s advanced service offerings. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     High-speed data has been one of TWC’s fastest-growing products over the past several years and is a key driver of its results. TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenue could be adversely impacted by intensified competition from other service providers and by the continued increase in high-speed data penetration.
     TWC’s voice product, Digital Phone, is its newest product, and approximately 1.6 million subscribers (including approximately 125,000 managed subscribers in the Kansas City pool) received the service as of September 30, 2006. For a monthly fixed fee, Digital Phone customers typically receive the following services: unlimited local, in-state and U.S., Canada and Puerto Rico long-distance calling, as well as call waiting, caller ID and E911 services. TWC also is currently deploying a lower-priced unlimited in-state-only calling plan to serve those customers that do not extensively use long-distance services and, in the future, intends to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services and to compete effectively against similar bundled products available from its competitors. TWC expects strong increases in voice subscribers and revenues for the foreseeable future.
     In addition to its subscription services, TWC also earns revenue by selling advertising time to national, regional and local businesses.
     In the systems acquired from Adelphia and Comcast, as of the acquisition date, the overall penetration rates for basic video, digital video and high-speed data services were lower than in TWC’s historical systems. Furthermore, certain advanced services were not available in some of the acquired systems, and IP-based telephony service was not available in any of the acquired systems. To increase the penetration of these services in the acquired systems, TWC is in the process of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. TWC believes that by upgrading the plant there is a significant opportunity to increase penetration rates of its service offerings in the acquired systems.
     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $7.532 billion (22% of the Company’s overall revenues), $896 million in Operating Income before Depreciation and Amortization and $629 million in Operating Income for the nine months ended September 30, 2006.
     One of the world’s leading studios, Warner Bros. has diversified sources of revenues with its film and television businesses, combined with an extensive film library and global distribution infrastructure. This diversification has helped Warner Bros. deliver consistent long-term growth and performance. New Line is the world’s oldest independent film company. Its primary source of revenues is the creation and distribution of theatrical motion pictures. During 2006, the Filmed Entertainment segment has experienced a decline in revenues and operating results due to difficult comparisons to 2005, which was a record year.
     Warner Bros. continues to develop its industry-leading television business, including the successful releases of television series into the home video market. For the 2006-2007 television season, Warner Bros. has more current prime-time productions on the air than any other studio, with prime-time series on all five broadcast networks (including Two and a Half Men, ER, Without a Trace, The O.C., Cold Case, Smallville and The New Adventures of Old Christine).
     The sale of DVDs has been one of the largest drivers of the segment’s profit growth over the last few years, and Warner Bros.’ extensive library of theatrical and television titles positions it to continue to benefit from sales of home video product to consumers. However, the Company has been experiencing slowing DVD sales due to several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the standard definition DVD format and the fragmentation of consumer time.
     Piracy, including physical piracy as well as illegal online file-sharing, continues to be a significant issue for the filmed entertainment industry. Due to technological advances, piracy has expanded from music to movies and television programming. The Company has taken a variety of actions to combat piracy over the last several years, including a program to release low- cost DVDs and VCDs in China and to coordinate worldwide release dates for franchise films, and will continue to do so, both individually and together with cross-industry groups, trade associations and strategic partners.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Networks. Time Warner’s Networks group comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). On September 17, 2006, at the end of the 2005-2006 television season, Warner Bros. and CBS Corp. (“CBS”) ceased the stand-alone operations of The WB Network and UPN, respectively, and formed a new fully-distributed national broadcast network, called The CW, as discussed in more detail in “Recent Developments.” The Networks segment delivered revenues of $7.594 billion (22% of the Company’s overall revenues), $2.165 billion in Operating Income before Depreciation and Amortization and $1.945 billion in Operating Income for the nine months ended September 30, 2006.
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For over four consecutive years, more prime-time viewers have watched advertising-supported cable TV networks than the national broadcast networks. As discussed in more detail in “Recent Developments,” in May 2006, the Company acquired the remaining 50% interest in Courtroom Television Network LLC (“Court TV”) that it did not already own from Liberty Media Corporation (“Liberty”). For the nine months ended September 30, 2006, TNT ranked second among advertising-supported cable networks in prime-time delivery of its key demographics, Adults 18-49 and Adults 25-54, and first in total-day delivery of Adults 18-49 and Adults 25-54. TBS ranked second among advertising-supported cable networks in prime-time delivery of its key demographic, Adults 18-34.
     The Turner networks generate revenues principally from the sale of advertising time and monthly subscriber fees paid by cable system operators, direct-to-home satellite operators and other affiliates. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, network premieres, licensed and original series, news and animation, leading to strong ratings and Advertising and Subscription revenue growth, as well as strong brands and operating efficiency.
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
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $3.709 billion (12% of the Company’s overall revenues), $658 million in Operating Income before Depreciation and Amortization and $527 million in Operating Income for the nine months ended September 30, 2006.
     Time Inc. currently publishes over 145 magazines globally, including People, Sports Illustrated, Southern Living, In Style, Real Simple, Entertainment Weekly, Time, Fortune, Cooking Light and What’s on TV. It generates revenues primarily from advertising, magazine subscriptions and newsstand sales, and its growth is derived from higher circulation and advertising on existing magazines, new magazine launches and acquisitions. Time Inc. owns IPC Media, the U.K.’s largest magazine company (“IPC”), and the magazine subscription marketer Synapse Group, Inc. The Company has started to experience slowing print advertising sales as advertisers are shifting advertising expenditures to online media. As a result, Time Inc. continues to invest in developing digital content, including the redesign of People.com and CNNmoney.com, the expansion of Sports Illustrated’s digital properties and the acquisition of Golf.com. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S. Finally, Time Inc. has solicited bids from prospective buyers regarding the potential divestiture of 18 titles from the Parenting and Time4 Media groups.
Recent Developments
Adelphia Acquisition and Related Transactions
     On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable systems of Adelphia (the “Adelphia Acquisition”). At the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing approximately 16% of TWC’s outstanding common stock for the Adelphia assets it acquired. In accordance with Staff Accounting Bulletin (“SAB”) No. 51, Accounting for the Sales of Stock of a Subsidiary (“SAB 51”), in the third quarter of 2006, the Company recognized a gain of approximately

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
$1.771 billion, related to the shares of TWC Class A common stock issued in the Adelphia Acquisition, which has been reflected in shareholders’ equity as an adjustment to paid-in-capital.
     On July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and TWE, a subsidiary of TWC, were redeemed. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving approximately 589,000 subscribers and approximately $1.9 billion in cash (the “TWC Redemption”). In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding both cable systems serving approximately 162,000 subscribers and approximately $147 million in cash (the “TWE Redemption” and, together with the TWC Redemption, the “Redemptions”). For accounting purposes, the Redemptions were treated as an acquisition of Comcast’s minority interests in TWC and TWE and a sale of the cable systems that were transferred to Comcast. The purchase of the minority interests resulted in a reduction of goodwill of $730 million related to the excess of the carrying value of the Comcast minority interests over the total fair value of the Redemptions. In addition, the sale of the cable systems resulted in an after-tax gain of $930 million which is comprised of a $113 million pretax gain (calculated as the difference between the carrying value of the systems acquired by Comcast in the Redemptions totaling $2.987 billion and the estimated fair value of $3.100 billion) and the net reversal of deferred tax liabilities of approximately $817 million.
     Following the Adelphia Acquisition, on July 31, 2006, subsidiaries of TW NY and Comcast also exchanged certain cable systems to enhance the respective geographic clusters of subscribers of TWC and Comcast (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”), and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. The Company did not record a gain or loss on systems TW NY acquired from Adelphia and transferred to Comcast in the Exchange because such systems were recorded at fair value in the Adelphia Acquisition. The Company recorded a pretax gain of $32 million ($25 million net of tax) on the Exchange related to the disposition of Urban Cable Works of Philadelphia, L.P. (“Urban Cable”). This gain is included as a component of discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2006.
     The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the accompanying consolidated statement of operations since the closing of the transactions on July 31, 2006. The systems transferred in connection with the Redemptions and the Exchange (the “Transferred Systems”), including the gains discussed above, have been reflected as discontinued operations in the accompanying consolidated statement of operations for all periods presented. See Note 4 for additional information regarding the discontinued operations.
     As a result of the closing of the Adelphia/Comcast Transactions, TWC gained systems with approximately 3.2 million net basic video subscribers. Following the closing, Time Warner owns approximately 84% of TWC’s outstanding common stock (including approximately 83% of the outstanding TWC Class A common stock and all outstanding shares of TWC Class B common stock), as well as an indirect approximately 12% non-voting interest in TW NY. The remaining approximately 16% of TWC’s outstanding common stock is held by Adelphia. Comcast no longer has an interest in TWC or TWE.
     At the closing of the Adelphia Acquisition, Adelphia and TWC entered into a registration rights and sale agreement (the “RRA”). Under the RRA, Adelphia is required to sell, in a registered underwritten public offering (the “Offering”), at least one-third of the shares of TWC Class A common stock it received in the Adelphia Acquisition within three months following the effectiveness of a registration statement filed by TWC to effect such sale, subject to customary rights to delay for a limited period of time under certain circumstances. TWC is required to use its commercially reasonable efforts to (i) file a registration statement covering these shares as promptly as practicable and (ii) cause the registration statement to be declared effective as promptly as practicable after filing, but in any event not later than January 31, 2007. On October 18, 2006, TWC filed a registration statement relating to the Offering with the Securities and Exchange Commission (“SEC”). Any shares received by Adelphia in the Adelphia Acquisition that are not included in the Offering are expected to be distributed to Adelphia’s creditors pursuant to a subsequent plan of reorganization under Chapter 11 of the Bankruptcy Code (the “Remainder Plan”) to be filed by Adelphia with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). If a Remainder Plan meeting specified requirements is consummated prior to the closing of the Offering, the shares of TWC Class A common stock received by Adelphia in the Adelphia Acquisition would be distributed to Adelphia’s creditors under Section 1145 of the Bankruptcy Code in accordance with the terms of such plan and the Offering would not occur. The shares distributed to Adelphia’s creditors under the Remainder Plan would be freely transferable, subject to certain exceptions (Note 3).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
FCC Order Approving the Transactions with Adelphia and Comcast
     In its order approving the Adelphia Acquisition, the Federal Communications Commission (the “FCC”) imposed conditions on TWC related to regional sports networks (“RSNs”), as defined in the order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the order provides that neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any multichannel video programming distributor (“MVPD”). Moreover, TWC may not unduly or improperly influence: (i) the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or (ii) the prices, terms, and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD. If an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration of the dispute. In addition, if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute. With respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration of the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The application and scope of these conditions, which will expire in July 2011, have not yet been tested. TWC retains the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.
Dissolution of Texas/Kansas City Cable Joint Venture
     As previously reported, following restructurings in 2004 and 2005, TKCCP is a 50-50 joint venture between Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (a partnership of TWE and the Advance/Newhouse Partnership) and Comcast. In accordance with the terms of the TKCCP partnership agreement, on July 3, 2006, Comcast notified TWC of its election to trigger the dissolution of the partnership and its decision to allocate all of TKCCP’s debt, which totaled approximately $2 billion, to the pool of assets consisting of the Houston cable systems. On August 1, 2006, TWC notified Comcast of its election to receive the Kansas City pool, which served approximately 782,000 basic video subscribers as of September 30, 2006. As a result, Comcast will receive the pool of assets consisting of the Houston cable systems, which served approximately 791,000 basic video subscribers as of September 30, 2006. On October 2, 2006, TWC received approximately $630 million from Comcast due to the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston cable systems. The consummation of the dissolution of TKCCP is subject to customary closing conditions, including regulatory and franchise review and approvals. It is expected that the dissolution of TKCCP will be completed by the end of the first quarter of 2007. Upon the closing, the Company will begin consolidating the results of the Kansas City pool. Effective July 1, 2006, TWC owns 100% of the economic interest in the Kansas City pool (and recognizes such interest pursuant to the equity method of accounting), and it is no longer entitled to any economic benefits of ownership from the Houston cable systems. As a result of the pending TKCCP dissolution, TWC has revised its managed subscriber numbers to include only the managed subscribers in the Kansas City pool. Accordingly, the subscribers from the Houston cable systems have been eliminated from the managed subscriber numbers for all periods presented (Note 3).
Court TV
     On May 12, 2006, the Company acquired the remaining 50% interest in Court TV that it did not already own from Liberty for $697 million in cash, net of cash acquired. As permitted by GAAP, Court TV results have been consolidated retroactive to the beginning of 2006. Previously, the Company had accounted for its investment using the equity method of accounting. For the three and nine months ended September 30, 2006, Court TV had revenues of $60 million and $187 million, respectively, and had an Operating Loss of $3 million and Operating Income of $19 million, respectively (Note 4).
     In addition, the Company is in discussions with Liberty regarding its ownership interest in Time Warner, including a possible exchange of a significant portion of that interest for a subsidiary of the Company that contains a mix of non-strategic assets and cash.
Turner FTC Consent Decree
     As previously reported, Time Warner is subject to the terms of a consent decree (the “Turner Consent Decree”) entered into in connection with the FTC’s approval of the acquisition of Turner by Historic TW Inc. (“Historic TW”) in 1996. The Turner Consent Decree required, among other things, that any Time Warner stock held by Liberty be non-voting stock, except that it would be entitled to a vote of 1/100 of a vote per share when voting with the outstanding common stock on the election of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of the stock. On February 16, 2006, Liberty filed a petition with the FTC seeking to terminate the Turner Consent Decree as it applies to Liberty, including all voting restrictions on its Time Warner stock holdings. On June 14, 2006, the FTC issued an order granting Liberty’s petition. As a result, Liberty now has the ability to request that the shares of Series LMCN-V common stock it holds be converted into shares of common stock of Time Warner. At Liberty’s request, on August 4, 2006, Time Warner converted 49,115,656 shares of Series LMCN-V common stock held by Liberty into shares of Time Warner common stock, and on August 14, 2006, Time Warner converted 24,744,621 shares of Series LMCN-V common stock held by Liberty into shares of Time Warner common stock. Immediately following the second conversion, and as of October 31, 2006, Liberty held 18,784,759 shares of Series LMCN-V common stock (Note 8).
AOL-Google Alliance
     During December 2005, the Company announced that AOL was expanding its strategic alliance with Google Inc. (“Google”) to enhance its global online advertising partnership and make more of AOL’s content available to Google users. In addition, Google agreed to invest $1 billion to acquire a 5% equity interest in a limited liability company that owns all of the outstanding equity interest in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements. Under the alliance, Google will continue to provide search technology to AOL’s network of Internet properties worldwide and provide AOL with an improved share in revenues generated through searches conducted on the AOL network, which AOL will continue to recognize as advertising revenue when such amounts are earned. Additionally, AOL will continue to pay Google a license fee for the use of its search technology, which AOL will continue to recognize as expense when such amounts have been incurred. Other key aspects of the alliance, and the related accounting, include:
•	AOL Marketplace. Creating an AOL Marketplace through white labeling of Google’s advertising technology, which enables AOL to sell search advertising directly to advertisers on AOL-owned properties. AOL will record as advertising revenue the sponsored-links advertising sold and delivered to third parties. Amounts paid to Google for Google’s share in the sponsored-links advertising sold on the AOL Marketplace will be accounted for by AOL as an expense in the period the advertising is delivered.

•	Distribution and Promotion. Providing AOL $300 million of marketing credits for promotion of AOL’s content on Google-owned Internet properties as well as $100 million of AOL/Google co-sponsored promotion of AOL properties. The Company believes that this is an advertising barter transaction in which distribution and promotion is being provided in exchange for AOL agreeing to dedicate its search business to Google on an exclusive basis. Because the criteria in Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions, for recognizing revenue have not been met, no revenue or expense will be recognized by AOL on this portion of the arrangement.

•	Google AIM Development. Enabling Google Talk and AIM instant messaging users to communicate with each other provided certain conditions are met. Because this agreement does not provide for any revenue share or other fees, there will be no accounting for this arrangement.
     AOL and Google also agreed to collaborate in the future to expand on the alliance, including the possible sale by AOL of display advertising on the Google network.
     On April 13, 2006, the Company completed its issuance of a 5% equity interest in AOL to Google for $1 billion in cash. In accordance with SAB 51, Time Warner recognized a gain of approximately $801 million, reflected in shareholders’ equity as an adjustment to paid-in-capital in the second quarter of 2006.
The WB Network
     On September 17, 2006, at the end of the 2005-2006 television season, Warner Bros. and CBS ceased the stand-alone operations of The WB Network and UPN, respectively, and formed a new fully-distributed national broadcast network, called The CW. Warner Bros. and CBS each own 50% of the new network and have joint and equal control. In addition, Warner Bros. reached an agreement with Tribune Corp. (“Tribune”), a subordinated 22.25% limited partner in The WB Network, under which Tribune surrendered its ownership interest in The WB Network, was relieved of funding obligations and became one of the principal affiliate groups for the new network.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The WB Network results for the three and nine months ended September 30, 2006 include shutdown costs of $38 million and $119 million, respectively, including $33 million and $87 million, respectively, related to the termination of certain programming arrangements (primarily licensed movie rights). Included in the costs to terminate programming arrangements is $18 million and $47 million for the three and nine months ended September 30, 2006, respectively, of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $15 million and $40 million for the three and nine months ended September 30, 2006, respectively. In addition, shutdown costs at The WB Network for the three and nine months ended September 30, 2006 include a benefit of $2 million and a net charge of $6 million, respectively, related to employee terminations and $7 million and $26 million, respectively, related to contractual settlements.
     The Company is accounting for its investment in The CW using the equity method of accounting. The Company views its interest in The CW to be the successor to the business previously conducted by The WB Network, and, as such, the Company’s remaining basis in The WB Network (including goodwill) is considered the beginning basis for its 50% interest in The CW. In conjunction with the formation and launch in September 2006 of The CW, the Company assessed The WB Network’s goodwill for impairment. Due to current ratings levels being lower than had been previously estimated and a projected increase in certain programming costs, the forecasted cash flows associated with the Company’s interest had declined. Upon the conclusion of its assessment, the Company determined in late October 2006 that The WB Network’s goodwill was impaired. Accordingly, for the three and nine months ended September 30, 2006, the Company has recorded a pretax impairment charge of $200 million to reduce the carrying value of The WB Network’s goodwill prior to its contribution to The CW. The estimate of fair value was determined using a discounted cash flow valuation methodology. The Company’s net investment in The CW is classified as Investments, including available-for-sale-securities in the accompanying consolidated balance sheet as of September 30, 2006 (Note 4).
Common Stock Repurchase Program
     Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1, and expects it will have purchased at least $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through October 31, 2006, the Company repurchased approximately 770 million shares of common stock for approximately $13.4 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, including approximately 208 million shares of common stock for approximately $3.6 billion pursuant to the prepaid stock repurchase contracts entered into in May 2006 and completed during the third quarter (Note 8).
Sale of AOL’s European Access Businesses
     During September and October of 2006, the Company announced the sale of its AOL European access businesses. On September 17, 2006, the Company announced an agreement to sell AOL’s German access business to Telecom Italia S.p.A. for approximately $870 million in cash, subject to certain closing adjustments. On October 11, 2006, the Company announced an agreement to sell AOL’s U.K. access business to The Carphone Warehouse Group PLC (“Carphone Warehouse”) for approximately $688 million in cash, subject to certain closing adjustments. On October 31, 2006, the Company completed the sale of AOL’s French access business to Neuf Cegetel S.A. for approximately $365 million in cash, subject to certain closing adjustments. The contractual sales prices for the German and U.K. transactions are denominated in Euros and British pounds, respectively, and, as a result, the U.S. dollar amounts presented are subject to change as a result of fluctuation in the exchange rates. The Company expects to record pretax gains on these sales ranging from approximately $1.3 billion to $1.5 billion (after taking into account selling costs). The assets and liabilities of the European access businesses have been reflected as assets and liabilities held for sale as of September 30, 2006 and included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the accompanying consolidated balance sheet. The sales of AOL’s German and U.K. access businesses, which are subject to customary regulatory approvals, are expected to close in the fourth quarter of 2006 or the first quarter of 2007 (Note 4).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Warner Village Theme Parks
     On July 3, 2006, the Company sold its 50% interest in Warner Village Theme Parks (the “Theme Parks”), a joint venture operating theme parks in Australia, to Village Roadshow Limited (“Village”) for approximately $191 million in cash, which resulted in a pretax gain of approximately $157 million (Note 4).
Sale of Turner South
     On May 1, 2006, the Company sold the Turner South network (“Turner South”), a subsidiary of Turner, to Fox Cable Networks, Inc. for approximately $371 million in cash, resulting in a pretax gain of approximately $129 million. Turner South has been reflected as discontinued operations for all periods presented (Note 4).
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
Time Warner Telecom
     As of December 31, 2005, wholly-owned subsidiaries of the Company owned a total of 50.4 million shares of Class B common stock of Time Warner Telecom Inc. (“TWT”), a publicly traded telecommunications company. The Company accounted for this investment using the equity method of accounting, and, as a result of the Company’s share in losses of TWT and impairment losses recognized in previous years, the carrying value of the investment was zero. In the first quarter of 2006, the Company’s subsidiaries participated as selling shareholders in a TWT secondary offering and converted approximately 17 million shares of Class B common stock into Class A common stock of TWT and sold the Class A common stock for approximately $239 million, net of underwriter commissions. In the third quarter of 2006, the Company’s subsidiaries participated as selling shareholders in an additional TWT secondary offering and converted the Company’s remaining investment of approximately 33 million shares of Class B common stock into Class A common stock of TWT. All of the Class A common stock was then sold for approximately $561 million, net of underwriter commissions. In connection with these two offerings, the Company recognized pretax gains of approximately $561 million and approximately $800 million for the three and nine months ended September 30, 2006, respectively, which are included as a component of Other income, net, in the accompanying consolidated statement of operations (Note 5).
Amounts Related to Securities Litigation
     As previously disclosed, in July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 12 to the accompanying consolidated financial statements. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also agreed to a settlement in this litigation matter and paid $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid into an SEC Fair Fund as a condition of the settlement of its SEC investigation will be distributed to investors through the settlement pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006. The administration of the settlement is ongoing.
     During the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters (including suits brought by individual shareholders) described in Note 12 to the accompanying consolidated financial statements that are pending against the Company. As of October 30, 2006, the Company has reached agreements to resolve the actions alleging violations of the Employee Retirement Income Security Act (“ERISA”)

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
and the derivative actions, both of which have received final court approval, as well as certain of the individual suits. The administration of the settlement of the ERISA action is ongoing. Of the $600 million reserve, through October 30, 2006, the Company has paid, or has agreed to pay, approximately $354 million, after considering probable insurance recoveries, to settle certain of these claims. The Company also has engaged in, or may in the future engage in, mediation in an attempt to resolve the remaining cases brought by shareholders who elected to “opt out” of the settlement in the consolidated securities class action. The mediation efforts conducted to date have not been fruitful in certain of these matters, and trials are expected in certain of these matters during 2007. In these matters, plaintiffs have claimed several billion dollars in aggregated damages. The Company intends to defend these lawsuits vigorously, including through trial. It is possible, however, that the ultimate amount paid to resolve all unsettled litigation in these matters could be materially greater than the remaining reserve (Note 12).
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries of $4 million and $57 million for the three and nine months ended September 30, 2006, respectively, and $5 million and $21 million for the three and nine months ended September 30, 2005, respectively. In 2005, the Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter of 2005, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which was collected in the first quarter of 2006.
Government Investigations
     As previously disclosed by the Company, the DOJ and the SEC have resolved their investigations into the accounting and disclosure practices of the Company, the former through a deferred prosecution agreement entered into in December 2004 for a two-year period, and the latter through a settlement agreement that was approved by the SEC in March 2005. These resolutions are described in more detail in “Management’s Discussion and Analysis – Other Recent Developments – Government Investigations” in the amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the SEC on September 13, 2006. Historical accounting adjustments related to the SEC settlement were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     Under the terms of the Company’s settlement with the SEC, the Company agreed to the appointment of an independent examiner to review whether the Company’s historical accounting for transactions with 17 counterparties, which were identified by the SEC staff, was in conformity with GAAP. The transactions subject to review were entered into between June 1, 2000 and December 31, 2001 (but including subsequent amendments thereto), and principally involved online advertising revenues, as well as three cable programming affiliation agreements with related advertising elements. Revenue related to the 17 transactions principally was recognized prior to January 1, 2002. During the third quarter of 2006, the independent examiner completed his review and, in accordance with the terms of the SEC settlement, provided a report to the Company’s audit and finance committee of his conclusions. As a result of the conclusions, the Company’s consolidated financial results were restated for each of the years ended December 31, 2000 through December 31, 2005 and for the three months ended March 31, 2006 and the three and six months ended June 30, 2006. The impact of the adjustments is reflected in amendments to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, each of which were filed with the SEC on September 13, 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
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
     Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123. The Company also has made certain immaterial corrections to the amounts presented in prior years. Such corrections involved recording approximately $58 million of tax expense related to deferred income taxes on stock options for the year ended December 31, 2005, and other corrections related to the expensing of stock options that had an aggregate effect of approximately $70 million, net of tax, over a ten-year period ended December 31, 2002, and approximately $20 million, net of tax, over the three-year period ended December 31, 2005 (Note 1).
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
     Additionally, when recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. Accordingly, a pretax cumulative effect adjustment totaling $40 million ($25 million, net of tax) has been recorded for the nine months ended September 30, 2006 to adjust for awards granted prior to January 1, 2006 that are not expected to vest. The total impact of the adoption of FAS 123R and total equity-based compensation expense recognized for the three and nine months ended September 30, 2006 and 2005 is as follows:

			Total Equity-Based				Total Equity-Based
	Stock Option Expense		Compensation(a)		Stock Option Expense		Compensation(a)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05	9/30/06	9/30/05	9/30/06	9/30/05
	(millions)		(millions)		(millions)		(millions)
AOL	$9	$16	$10	$17	$31	$48	$34	$50
Cable	6	9	6	9	24	44	27	44
Filmed Entertainment	8	10	12	14	34	47	53	58
Networks	5	11	6	11	26	49	30	51
Publishing	7	11	7	11	25	42	28	42
Corporate	5	7	10	11	21	30	40	41

Total	$40	$64	$51	$73	$161	$260	$212	$286

(a)	Total equity-based compensation includes expense recognized related to stock options, restricted stock and restricted stock units.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
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
Accounting For Sabbatical Leave and Other Similar Benefits
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 will be effective for Time Warner as of January 1, 2007 and will impact the accounting for certain of the Company’s employment arrangements. The cumulative impact of this guidance, which will be applied retrospectively to all prior periods, is expected to result in a reduction to retained earnings on January 1, 2007 of approximately $63 million ($39 million, net of tax). The retrospective impact on Operating Income for calendar years 2006, 2005 and 2004 is expected to be approximately $6 million, $6 million and $8 million, respectively.
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
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Time Warner as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
Consideration Given By a Service Provider to Manufacturers or Resellers of Equipment
     In September 2006, the EITF reached a consensus on EITF Issue No. 06-01, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-01”). EITF 06-01 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. EITF 06-01 will be effective for Time Warner as of January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Time Warner in the fourth quarter of 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
     In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS 158 will be effective for Time Warner as of December 31, 2006 and applied prospectively. Using information as of the Company’s last measurement date, December 31, 2005, the Company would have recorded an after-tax decrease of approximately $600 million in other comprehensive income in shareholders’ equity. These amounts may change when the Company actually adopts FAS 158 on December 31, 2006, as a result of changes in the underlying market information during the past year.
Fair Value Measurements
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for Time Warner on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.
Discontinued Operations
     As previously noted under “Recent Developments,” the Company has reflected the operations of the Transferred Systems, TWBG and Turner South as discontinued operations for all periods presented.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the September 30, 2006 presentation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
	(millions)		(millions)
Amounts related to securities litigation and government investigations	$(29)	$(16)	$(90)	$(3,025)
Merger-related, restructuring and shutdown costs	(73)	(5)	(205)	(28)
Asset impairments	(200)	—	(200)	(24)
Gain on disposal of assets, net	—	—	22	18

Impact on Operating Income (Loss)	(302)	(21)	(473)	(3,059)
Investment gains, net	729	10	1,044	1,015
Gain (loss) on WMG option	—	—	—	53

Impact on Other income, net	729	10	1,044	1,068

Pretax impact	427	(11)	571	(1,991)
Income tax impact	(256)	7	(305)	546

After-tax impact	$171	$(4)	$266	$(1,445)

Amounts Related to Securities Litigation and Government Investigations
     The Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $33 million and $147 million, respectively, for the three and nine months ended September 30, 2006 and $21 million and $3.046 billion, respectively, for the three and nine months ended September 30, 2005. In addition, the Company recognized insurance recoveries of $4 million and $57 million for the three and nine months ended September 30, 2006, respectively, and $5 million and $21 million, respectively, for the three and nine months ended September 30, 2005.
Merger-related, Restructuring and Shutdown Costs
     During the three and nine months ended September 30, 2006, the Company incurred restructuring costs, primarily related to various employee terminations and other exit activities totaling approximately $35 million and $104 million, respectively, including $27 and $43 million, respectively, at the AOL segment for the three and nine months ended September 30, 2006, $4 million and $14 million, respectively, at the Cable segment for the three and nine months ended September 30, 2006, $1 million and $5 million, respectively, at the Filmed Entertainment segment for the three and nine months ended September 30, 2006, $3 million and $37 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2006 and $5 million at the Corporate segment for the nine months ended September 30, 2006. In addition, during the three and nine months ended September 30, 2006, the Cable segment expensed approximately $18 million and $29 million, respectively, of non-capitalizable merger-related costs associated with the Adelphia Acquisition. The results for the three and nine months ended September 30, 2006 include shutdown costs of $38 million and $119 million, respectively, at The WB Network in connection with the agreement between Warner Bros. and CBS to form the new fully-distributed national broadcast network, The CW. Included in the shutdown costs for the three and nine months ended September 30, 2006 are termination charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $18 million and $47 million, respectively, has been eliminated in consolidation, resulting in a net pretax charge of $20 million and $72 million, respectively.
     During the three and nine months ended September 30, 2005, the Company incurred restructuring costs of $1 million and $31 million, respectively, at the Cable segment, primarily related to various employee terminations and exit activities. In addition, during the three and nine months ended September 30, 2005 the Cable segment expensed approximately $2 million of non-capitalizable merger-related costs associated with the acquisition of Adelphia, discussed above. Restructuring charges at the AOL segment reflect a $2 million charge and a $5 million net reduction in restructuring charges for the three and nine months ended September 30, 2005, respectively, primarily relating to changes in estimates of previously established restructuring accruals (Note 10).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Asset Impairments
     During the three and nine months ended September 30, 2006, the Company recorded a noncash impairment charge of approximately $200 million to reduce the carrying value of The WB Network’s goodwill. Refer to “Recent Developments” for further discussion.
     During the nine months ended September 30, 2005, the Company recorded a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc. (“AOLA”). As previously disclosed, AOLA had been operating under Chapter 11 of the U.S. Bankruptcy Code and has been in the process of winding up its operations. On June 30, 2006, AOLA emerged from bankruptcy pursuant to a joint plan of reorganization and liquidation. Under the plan, AOLA was reorganized into a liquidating limited liability company jointly owned by Time Warner (60%) and the Cisneros Group (40%). In partial satisfaction of debt and obligations held by Time Warner or AOL, the assets representing the AOL Puerto Rico business were transferred to Time Warner or AOL pursuant to the plan. Included in AOL’s results for the nine months ended September 30, 2006 is a $7 million charge related to AOLA’s bankruptcy resolution.
Gains on Disposal of Assets, Net
     For the nine months ended September 30, 2006, the Company recorded a gain of approximately $20 million at the Corporate segment related to the sale of two aircraft and a $2 million gain at the AOL segment from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”).
     For the nine months ended September 30, 2005, the Company recorded an approximate $5 million gain related to the sale of a building, a $5 million gain from the resolution of previously contingent gains related to the 2004 sale of NSS at the AOL segment and an $8 million gain at the Publishing segment related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc. (“Time Life”), which was previously fully reserved due to concerns about recoverability.
Investment Gains, Net
     For the three and nine months ended September 30, 2006, the Company recognized net gains of $729 million and $1.044 billion, respectively, primarily related to the sale of investments, including a $561 million and an $800 million gain, respectively, on the sale of the Company’s investment in Time Warner Telecom and a $157 million gain on the sale of the Company’s investment in the Theme Parks. In addition, for the nine months ended September 30, 2006, the Company recognized a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital. For the three and nine months ended September 30, 2006, investment gains, net also include $1 million of losses and $10 million of gains, respectively, to reflect market fluctuations in equity derivative instruments.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Gain (Loss) on WMG Option
     For the nine months ended September 30, 2005, the Company recorded a $53 million net gain, reflecting a fair value adjustment related to the Company’s option in Warner Music Group (“WMG”).
Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005
Consolidated Results
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
		(recast)			(recast)
Subscription	$6,148	$5,378	14%	$17,334	$16,177	7%
Advertising	2,060	1,762	17%	6,084	5,406	13%
Content	2,388	2,821	(15%)	7,450	8,471	(12%)
Other	316	283	12%	890	824	8%

Total revenues	$10,912	$10,244	7%	$31,758	$30,878	3%

     The increase in Subscription revenues for the three and nine months ended September 30, 2006 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was driven by the impact of the Adelphia/Comcast Transactions, the continued penetration of advanced services (primarily high-speed data services, advanced digital video services and Digital Phone), video rate increases and growth in subscriber levels. The increase at the Networks segment was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at Turner and HBO, as well as the impact of the Court TV acquisition. Revenues at the AOL segment declined primarily as a result of lower domestic AOL brand subscribers and, for the nine months ended September 30, 2006, the unfavorable impact of foreign currency exchange rates at AOL Europe.
     The increase in Advertising revenues for the three and nine months ended September 30, 2006 was due to growth across the segments, primarily the AOL and Networks segments. The increase at the AOL segment was due to growth in sales of advertising run on third-party websites generated by Advertising.com and display and paid-search advertising on AOL’s network of interactive properties and services. The increase at the Networks segment was primarily driven by the impact of the Court TV acquisition and higher CPMs (advertising cost per one thousand viewers) and sellouts across Turner’s other networks, partly offset by a decline at The WB Network as a result of lower ratings and the shutdown of The WB Network on September 17, 2006.
     The decrease in Content revenues for the three and nine months ended September 30, 2006 was principally due to decreases at the Filmed Entertainment and Networks segments. The decline at the Filmed Entertainment segment was primarily driven by a decline in theatrical and television product revenues. The decline at the Networks segment was primarily due to HBO’s difficult comparisons to the prior year period, which included higher syndication sales of Sex and the City, and for the nine months ended September 30, 2006, reflects the absence of HBO’s licensing revenues from Everybody Loves Raymond, which ended its broadcast network run in 2005.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended September 30, 2006 and 2005, costs of revenues totaled $6.251 billion and $5.909 billion, respectively, and as a percentage of revenues were 57% and 58%, respectively. For the nine months ended September 30, 2006 and 2005, costs of revenues totaled $17.880 billion and $17.802 billion, respectively, and as a percentage of revenues were 56% and 58%, respectively. The improvement in costs of revenues as a percentage of revenues for the nine months ended September 30, 2006 related primarily to improved margins at the Filmed Entertainment segment. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended September 30, 2006 and 2005, selling, general and administrative expenses remained essentially flat ($2.523 billion in 2006 and $2.524 billion in 2005). For the nine months

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
ended September 30, 2006 and 2005, selling, general and administrative expenses increased 1% to $7.718 billion in 2006 from $7.631 billion in 2005. The segment variations are discussed in detail in “Business Segment Results.”
     Amounts Related to Securities Litigation and Government Investigations. As previously discussed in “Recent Developments,” the Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $33 million and $147 million for the three and nine months ended September 30, 2006, respectively, and $21 million and $3.046 billion for the three and nine months ended September 30, 2005, respectively. In addition, the Company recognized insurance recoveries of $4 million and $57 million for the three and nine months ended September 30, 2006, respectively, and $5 million and $21 million for the three and nine months ended September 30, 2005, respectively (Note 1).
Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income.
     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
		(recast)			(recast)
Operating Income before Depreciation and Amortization	$2,622	$2,440	7%	$7,781	$4,280	82%
Depreciation	(786)	(650)	21%	(2,094)	(1,894)	11%
Amortization	(169)	(141)	20%	(434)	(438)	(1%)

Operating Income	1,667	1,649	1%	5,253	1,948	170%
Interest expense, net	(479)	(282)	70%	(1,115)	(952)	17%
Other income, net	714	9	NM	1,074	1,109	(3%)
Minority interest expense, net	(89)	(63)	41%	(265)	(171)	55%

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,813	1,313	38%	4,947	1,934	156%
Income tax provision	(452)	(486)	(7%)	(1,563)	(657)	138%

Income before discontinued operations and cumulative effect of accounting change	1,361	827	65%	3,384	1,277	165%
Discontinued operations, net of tax	961	26	NM	1,390	90	NM
Cumulative effect of accounting change, net of tax	—	—	—	25	—	NM

Net income	$2,322	$853	172%	$4,799	$1,367	251%

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization was $2.622 billion for the three months ended September 30, 2006 compared to $2.440 billion for the three months ended September 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $302 million and $21 million of net expense for 2006 and 2005, respectively, Operating Income before Depreciation and Amortization increased $463 million principally as a result of growth at the Cable, AOL, Networks and Publishing segments, partially offset by a decline at the Filmed Entertainment segment.
     For the nine months ended September 30, 2006, Operating Income before Depreciation and Amortization was $7.781 billion compared to $4.280 billion for the nine months ended September 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $473 million and $3.059 billion of net expense for 2006 and 2005, respectively, Operating Income before Depreciation and Amortization increased $915 million principally as a result of growth at the Cable, Networks and Filmed Entertainment segments, partially offset by a decline at the Publishing segment.
The segment variations are discussed in detail under “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Depreciation Expense. Depreciation expense increased to $786 million and $2.094 billion for the three and nine months ended September 30, 2006 from $650 million and $1.894 billion for the three and nine months ended September 30, 2005. The increase in depreciation expense primarily related to an increase at the Cable segment primarily due to the impact of the Adelphia/Comcast Transactions and demand driven increases in recent years of purchases of customer premise equipment, which generally have a significantly shorter useful life compared to the mix of assets previously purchased.
     Amortization Expense. Amortization expense increased 20% to $169 million for the three months ended September 30, 2006 from $141 million for the three months ended September 30, 2005. Amortization expense decreased 1% to $434 million for the nine months ended September 30, 2006 from $438 million for the nine months ended September 30, 2005. The increase in amortization expense for the three months ended September 30, 2006 primarily relates to the Cable segment, driven by the amortization of intangible assets associated with customer relationships acquired as part of the Adelphia/Comcast Transactions. The decrease in amortization expense for the nine months ended September 30, 2006 primarily relates to the Publishing segment as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005, offset by the increase in amortization expense at the Cable segment, as discussed above.
     Operating Income. Time Warner’s Operating Income increased to $1.667 billion for the three months ended September 30, 2006, from $1.649 billion for the three months ended September 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $302 million and $21 million of net expense for 2006 and 2005, respectively, Operating Income increased $299 million.
     Time Warner’s Operating Income increased to $5.253 billion for the nine months ended September 30, 2006 from $1.948 billion for the nine months ended September 30, 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $473 million and $3.059 billion of net expense for 2006 and 2005, respectively, Operating Income increased $719 million.
     These amounts reflect the changes in Operating Income before Depreciation and Amortization, offset partially by the increase in depreciation expense as discussed above.
     Interest Expense, Net. Interest expense, net, increased to $479 million and $1.115 billion for the three and nine months ended September 30, 2006, respectively, from $282 million and $952 million for the three and nine months ended September 30, 2005, respectively, reflecting higher average outstanding balances of borrowings related to the Company’s stock repurchase program and the Adelphia/Comcast Transactions, increased interest rates on variable rate borrowings and lower interest income on cash investments.
     Other Income, Net. Other income, net, detail is shown in the table below (millions):

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Investment gains, net	$729	$10	$1,044	$1,015
Gain (loss) on WMG option	—	—	—	53
Income (loss) from equity investees	14	(6)	56	41
Other	(29)	5	(26)	—

Other income, net	$714	$9	$1,074	$1,109

     The changes in investment gains, net, and the gain (loss) on the WMG option are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, decreased primarily due to the unfavorable effects of foreign currency exchange rates, partially offset by an increase in income from equity method investees, primarily TKCCP, a joint venture between TWC and Comcast. Beginning in the third quarter of 2006, the income from TKCCP reflects 100% of the operations of the Kansas City pool and does not reflect any of the economic benefits of the Houston cable systems. This increase in equity method income was partially offset by the absence of Court TV equity income as a result of the consolidation of Court TV (an equity method investee of the Company through December 31, 2005) retroactive to the beginning of 2006 as a result of the Company acquiring the remaining 50% interest it did not already own in the second quarter of 2006.
     Minority Interest Expense, Net. Time Warner had $89 million and $265 million of minority interest expense for the three and nine months ended September 30, 2006, respectively, compared to $63 million and $171 million for the three and nine months ended

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
September 30, 2005, respectively. The increase relates primarily to the 5% minority interest in AOL issued to Google in the second quarter of 2006 and to larger profits recorded by the Cable segment, in which Comcast had an effective 21% minority interest until the closing of the Adelphia/Comcast Transactions on July 31, 2006 and in which Adelphia received an approximate 16% minority interest upon such closing.
     Income Tax Provision. Income tax from continuing operations was $452 million for the three months ended September 30, 2006 compared to $486 million for the three months ended September 30, 2005 and was $1.563 billion for the nine months ended September 30, 2006 compared to $657 million for the nine months ended September 30, 2005. The Company’s effective tax rate for continuing operations were provisions of 25% and 32% for the three and nine months ended September 30, 2006, respectively, compared to 37% and 34% for the three and nine months ended September 30, 2005, respectively. The decreases in the effective tax rates result primarily from tax attribute carryforwards recognized in the third quarter of 2006.
     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $1.361 billion for the three months ended September 30, 2006 compared to $827 million for the three months ended September 30, 2005. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.34 and $0.33, respectively, in 2006 compared to $0.18 for both in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $171 million of income and $4 million of net expense for the three months ended September 30, 2006 and 2005, respectively, income before discontinued operations and cumulative effect of accounting change increased by $359 million primarily due to higher Operating Income and higher other income, net, partially offset by higher minority interest expense, net, and higher interest expense, net, as discussed above.
     Income before discontinued operations and cumulative effect of accounting change was $3.384 billion for the nine months ended September 30, 2006 compared to $1.277 billion for the nine months ended September 30, 2005. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.79 in 2006 compared to $0.27 for both in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $266 million of income and $1.445 billion of net expense for the nine months ended September 30, 2006 and 2005, respectively, income before discontinued operations and cumulative effect of accounting change increased by $396 million primarily due to higher Operating Income, partially offset by higher interest expense, net and higher minority interest expense, net, as discussed above.
     Discontinued Operations. The financial results for the three and nine months ended September 30, 2006 and 2005 included the impact of treating the Transferred Systems as discontinued operations. In addition, the nine months ended September 30, 2006 included the impact of treating TWBG and Turner South as discontinued operations. Included in the results for the three and nine months ended September 30, 2006 are a pretax gain of approximately $145 million on the Transferred Systems and a tax benefit of approximately $810 million comprised of a tax benefit of $817 million on the Redemptions, partially offset by a provision of $7 million on the Exchange. The tax benefit of $817 million results primarily from the reversal of historical deferred tax liabilities that had existed on systems transferred to Comcast in the TWC Redemption, which was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended (“Section 355”). As a result, such liabilities were no longer required. The Company believes all requirements under Section 355 have been met. However, if the IRS were to succeed in challenging the tax-free characterization of the TWC Redemption, an additional cash tax liability of up to an estimated $900 million could result. For a discussion of risks related to certain tax characterizations, see Item 1A, “Risk Factors,” in Part II of this report.
     Also included in the results for the nine months ended September 30, 2006 are a pretax gain of approximately $129 million and a tax benefit of $21 million related to the sale of Turner South and a pretax gain of approximately $194 million and a tax benefit of $28 million related to the sale of TWBG. The tax benefit on the TWBG and Turner South transactions result primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the tax gains.
     Cumulative Effect of Accounting Change, net of tax. The Company recorded a $40 million pretax benefit ($25 million, net of tax) as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in the first quarter of 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Net Income and Net Income Per Common Share. Net income was $2.322 billion for the three months ended September 30, 2006 compared to $853 million for the three months ended September 30, 2005. Basic and diluted net income per common share were both $0.57 in 2006 compared to $0.18 for both in 2005. Net income was $4.799 billion for the nine months ended September 30, 2006 compared to $1.367 billion for the nine months ended September 30, 2005. Basic and diluted net income per common share were $1.13 and $1.12 in 2006 compared to $0.29 for both in 2005.
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and nine months ended September 30, 2006 and 2005 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
		(recast)			(recast)
Revenues:
Subscription	$1,455	$1,665	(13%)	$4,539	$5,173	(12%)
Advertising	479	328	46%	1,320	959	38%
Other	49	48	2%	151	139	9%

Total revenues	1,983	2,041	(3%)	6,010	6,271	(4%)
Costs of revenues(a)	(920)	(946)	(3%)	(2,819)	(2,901)	(3%)
Selling, general and administrative(a)	(473)	(628)	(25%)	(1,638)	(1,852)	(12%)
Gain on disposal of consolidated businesses	—	—	—	2	10	(80%)
Asset impairments	—	—	—	—	(24)	NM
Restructuring costs	(27)	(2)	NM	(43)	5	NM

Operating Income before Depreciation and Amortization	563	465	21%	1,512	1,509	—
Depreciation	(129)	(134)	(4%)	(383)	(419)	(9%)
Amortization	(37)	(43)	(14%)	(119)	(137)	(13%)

Operating Income	$397	$288	38%	$1,010	$953	6%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The reduction in Subscription revenues for the three and nine months ended September 30, 2006, as compared to the similar periods in the prior year, primarily reflects a decline in domestic Subscription revenues (from $1.231 billion to $1.010 billion for the three months and from $3.822 billion to $3.221 billion for the nine months). AOL’s domestic Subscription revenues declined for the three and nine months ended September 30, 2006 due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues. Subscription revenues at AOL Europe increased for the three months ended September 30, 2006 (from $409 million to $433 million) and decreased for the nine months ended September 30, 2006 (from $1.288 billion to $1.260 billion). The increase in AOL Europe’s Subscription revenues for the three months ended September 30, 2006 was driven by the favorable impact of foreign currency exchange rates ($18 million) and an increase in broadband and telephony revenues, partially offset by a decline in dial-up Subscription revenues. The decline in AOL Europe’s Subscription revenues for the nine months ended September 30, 2006 was driven by the unfavorable impact of foreign currency exchange rates ($39 million) and a decline in dial-up Subscription revenues, partially offset by an increase in broadband and telephony revenues.
     On August 2, 2006, AOL announced that it was implementing the next phase of its business strategy, which is designed to accelerate AOL’s transition to a global web services company. A significant component of this strategy is to permit access to most of AOL’s current services, including use of the AOL client software and an AOL e-mail account, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person will be able to access and use most of the AOL services for free.
     AOL continues to serve the market for dial-up Internet access by providing dial-up connectivity to the Internet and customer service for those subscribers. AOL also continues to develop and offer price plans with varying service levels. In connection with the strategy announcement, AOL recently implemented new $25.90 and $9.95 price plans in the U.S with varying levels of dial-up access service, storage and other tools and services. However, AOL has and will continue to substantially reduce its marketing and customer service efforts previously aimed at attracting and retaining subscribers to the AOL service.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The number of AOL brand domestic and European subscribers is as follows at September 30, 2006, June 30, 2006, and September 30, 2005 (millions):

	September 30,	June 30,	September 30,
	2006	2006	2005
Subscriber category:
AOL brand domestic
$15 and over	9.6	11.5	14.7
Under $15	5.6	6.2	5.4

Total AOL brand domestic	15.2	17.7	20.1

AOL Europe	5.5	5.6	6.1

     AOL includes in its subscriber numbers individuals, households or entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Domestic subscribers to the AOL brand service include subscribers during introductory free-trial periods and subscribers at no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 6% at September 30, 2006, 8% at June 30, 2006 and 11% at September 30, 2005. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand domestic subscriber numbers presented above.
     The average monthly Subscription revenue per subscriber (“ARPU”) for each significant category of subscribers, calculated as average monthly subscription revenue (including premium subscription services revenues) for the category divided by the average monthly subscribers in the category for the applicable period, is as follows:

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Subscriber category:
AOL brand domestic
$15 and over	$23.75	$21.15	$22.56	$20.84
Under $15	11.56	13.21	12.13	13.21
Total AOL brand domestic	19.30	19.09	19.05	19.02
AOL Europe	25.93	21.70	24.12	22.37
     During the second quarter of 2006, AOL improved its methodology for attributing AOL brand domestic Subscription revenues to the $15 and over per month and under $15 per month price plan categories. This methodology improvement, which resulted from better system data, had no impact on total AOL brand domestic ARPU for the three and nine months ended September 30, 2006. The impact of the improved methodology to the $15 and over per month and under $15 per month subscriber categories (as reflected in the table above), as compared to the ARPU calculated for these categories under the old methodology, for the three and nine months ended September 30, 2006, is as follows:

	Three Months Ended	Nine Months Ended
	9/30/06	9/30/06
Increase to $15 and over category	$0.39	$0.27
(Decrease) to under $15 category	(0.69)	(0.52)
     The decline in AOL brand domestic subscribers on plans priced $15 and over per month resulted from a number of factors, including the effects of AOL’s revised strategy, which resulted in the migration of subscribers to the free AOL service offering, declining registrations for the paid service in response to AOL’s reduced marketing and retention campaigns and competition from broadband access providers. Further, during the period, subscribers migrated from the premium-priced unlimited dial-up plans, to lower-priced plans, including the new $9.95 plans.
     The decrease in AOL brand domestic subscribers on plans below $15 per month was driven principally by the effects of AOL’s revised strategy, which resulted in the migration of subscribers to the free AOL service offering. This decrease was partially offset by the migration of subscribers from plans $15 and over per month to the plans below $15 per month, primarily to the new $9.95 plans. The under $15 per month subscriber price plan category as of September 30, 2006 also reflects a decrease of approximately 400,000 subscribers related to an agreement between AOL and TWC, which were amended in the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
third quarter of 2006 to eliminate the revenue sharing to AOL for joint AOL/Road Runner subscribers. Accordingly, such members are no longer included in the AOL brand domestic subscriber numbers as of the end of the third quarter.
     Excluding the impact of the methodology improvement discussed above, the $15 and over per month subscriber category ARPU increased $2.21 and $1.45 for the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. These increases were due primarily to the price increases implemented by AOL late in the first quarter and continuing into the second quarter of 2006, including increasing the price of the $23.90 plan to $25.90, and an increase in the percentage of revenue generating customers, partially offset by a shift in the subscriber mix to lower-priced subscriber price plans. Premium subscription services revenues included in ARPU were $22 million and $67 million for the three and nine months ended September 30, 2006, respectively, and $23 million and $65 million for the three and nine months ended September 30, 2005, respectively.
     Excluding the impact of the methodology improvement discussed above, the under $15 per month subscriber category ARPU decreased $0.96 and $0.56 for the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. These decreases were due primarily to a decrease in revenues generated by members on limited plans who exceeded their free time and a shift in the subscriber mix to lower-priced subscriber price plans, including the $9.95 plan, partially offset by an increase in the percentage of revenue generating customers. Premium subscription services revenues included in ARPU were $8 million and $24 million for the three and nine months ended September 30, 2006, respectively, and $8 million and $22 million for the three and nine months ended September 30, 2005, respectively.
     The increase in total AOL brand domestic ARPU for the three and nine months ended September 30, 2006, as compared to the similar period in the prior year, was due primarily to the price increases described above and an increase in the percentage of revenue generating customers, partially offset by a shift in the subscriber mix to lower-priced subscriber price plans. AOL brand domestic members on price plans under $15 was 37% of total AOL brand domestic membership as of September 30, 2006 as compared to 27% as of September 30, 2005.
     AOL Europe offers a variety of price plans, including bundled broadband, unlimited access to the AOL service using AOL’s dial-up network and limited access plans, which are generally billed based on actual usage. Refer to “Recent Developments” for additional information related to the divestiture of AOL’s French access business and the pending divestitures of AOL’s German and U.K. access businesses. AOL Europe intends to operate its German and U.K. access businesses in the normal course until each of the respective sales transactions has closed.
     The ARPU for European subscribers increased for the three and nine months ended September 30, 2006 primarily due to a shift in subscriber mix from narrowband to broadband and an increase in telephony revenues. The ARPU for the three months ended September 30, 2006 benefited from the effect of changes in foreign currency exchange rates, while ARPU for the nine months ended September 30, 2006 was negatively impacted. In addition, although bundled broadband subscribers continue to grow as a percentage of total subscribers at AOL Europe, broadband price reductions in France, Germany and the U.K. due to competition have offset the impact of this migration on ARPU.
     In addition to the AOL brand service, AOL has subscribers to other lower-priced services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenues.
     Advertising revenues improved for the three and nine months ended September 30, 2006, due to increased revenues from growth in sales of advertising run on third-party websites generated by Advertising.com and display and paid-search advertising on AOL’s network of interactive properties and services. Revenues generated by Advertising.com and paid-search revenues increased $63 million to $129 million and $30 million to $142 million, respectively, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and increased $121 million to $307 million and $96 million to $422 million, respectively, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of the increase in Advertising.com revenues for the three months ended September 30, 2006, approximately $46 million resulted from an expanded relationship with a major customer in the second quarter of 2006. AOL expects Advertising revenues to continue to increase during the remainder of 2006 as compared to the similar period in 2005 due to expected growth in sales of advertising run on third-party websites generated by Advertising.com and display and paid-search advertising on AOL’s network of interactive properties and services.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Other revenues primarily include revenue from licensing software for wireless devices, revenue generated by the sale of modems to customers in Europe in order to support high-speed access to the Internet, and revenue generated from mobile messaging via wireless devices utilizing AOL’s services. Other revenues increased slightly for the three and nine months ended September 30, 2006 primarily due to higher revenue from royalties associated with mobile messaging. In addition, the nine months ended September 30, 2006 include higher revenue at AOL Europe from increased modem sales.
     For the three and nine months ended September 30, 2006, costs of revenues decreased 3% in both periods and, as a percentage of revenues, remained flat at 46% for both the three months ended September 30, 2006 and 2005, and increased to 47% from 46% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cost of revenues related primarily to lower network-related expenses and product development costs, partially offset by increases in traffic acquisition costs associated with advertising run on Advertising.com’s third-party publisher network. Network-related expenses decreased 7% to $285 million and 9% to $919 million for the three and nine months ended September 30, 2006, respectively. The decline in network-related expenses was principally attributable to lower usage of AOL’s dial-up network associated with the declining dial-up subscriber base, improved pricing and network utilization and decreased levels of long-term fixed commitments. The decline in network costs was partially offset by $9 million and $17 million, respectively, of service credits at AOL Europe for the three and nine months ended September 30, 2005.
     The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2006 primarily related to a decrease in direct marketing costs of $177 million and $272 million, respectively, including reduced subscriber acquisition marketing as part of AOL’s revised strategy. For the nine months ended September 30, 2006, the decline also reflected lower employee incentive compensation, including lower current year accruals due to headcount reductions and the reversal of previously established accruals that are no longer required, and other cost savings initiatives. The decline for the nine months ended September 30, 2006 included an approximate $14 million benefit related to the favorable resolution of certain tax matters, partially offset by a $7 million charge related to AOLA’s bankruptcy resolution. The three and nine months ended September 30, 2005 included $8 million and $23 million of benefits, respectively, related to the favorable resolution of European value-added tax matters, partially offset by a $10 million charge related to a patent litigation settlement.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2006 include $27 million and $43 million of restructuring charges, respectively, primarily related to headcount reductions and asset write-offs. In addition, the results for the nine months ended September 30, 2006 include a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. The results for the three and nine months ended September 30, 2005 include a $2 million restructuring charge and a $5 million net reduction in restructuring charges, respectively, primarily relating to changes in estimates of previously established restructuring accruals. In addition, the nine months ended September 30, 2005 also reflect an approximate $5 million gain on the sale of a building, a $5 million gain from the resolution of previously contingent gains related to the 2004 sale of NSS and a $24 million noncash goodwill impairment charge related to AOLA.
     For the three months ended September 30, 2006, Operating Income before Depreciation and Amortization and Operating Income increased due primarily to lower costs of revenues and selling, general and administrative expenses and higher Advertising revenues, partially offset by lower Subscription revenues. For the nine months ended September 30, 2006, Operating Income before Depreciation and Amortization remained essentially flat and Operating Income increased due primarily to lower costs of revenues and selling, general and administrative expenses and higher Advertising revenues, partially offset by lower Subscription revenues and higher restructuring charges. Operating Income before Depreciation and Amortization included a $20 million and $63 million decline at AOL Europe for the three and nine months ended September 30, 2006, respectively, as compared to the similar periods in 2005, reflecting a decline in revenues and higher costs. Operating Income for the three and nine months ended September 30, 2006 also improved due to lower depreciation expense reflecting a decline in network assets as the result of membership declines.
     In connection with AOL’s strategy, including its proactive reduction of subscriber acquisition efforts, AOL expects to continue to experience an acceleration in the rate of the decline in its subscribers and related Subscription revenues, and a decline in domestic subscriber ARPU. In addition, in the upcoming year, AOL expects to continue to reduce its costs of revenues, such as dial-up network and customer service, and selling, general and administrative costs. The restructuring actions associated with this phase of the strategy will likely be finalized during the remainder of 2006 and are expected to result in restructuring and related charges during the remainder of 2006 and in 2007 ranging from $220 million to $310 million,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
approximately half of which are expected to be for involuntary employee terminations and the remainder for other costs, including facility exit costs and other contract termination costs, as well as the abandonment and disposal of various long-lived assets. AOL expects that a majority of the restructuring and related charges will result in future cash expenditures. It is expected that AOL will incur approximately $150 million to $240 million of such charges in the fourth quarter of 2006.
     As discussed in more detail in “Recent Developments,” consistent with its strategy, AOL Europe recently entered into separate agreements to sell AOL’s U.K. and German access businesses and will enter into agreements to provide ongoing audience services to the respective purchasers of these businesses upon closing of the sales. In October 2006, AOL Europe closed on the sale of its French access business and entered into an agreement to provide ongoing audience services.
     The Company anticipates that, after considering the impact of the plans associated with the strategy, including the restructuring plans and related charges, the AOL segment’s Operating Income before Depreciation and Amortization and Operating Income for the fourth quarter of 2006 will be lower compared to the comparable prior year period.
     Cable. As previously discussed, on July 31, 2006, the Company completed the Adelphia/Comcast Transactions and began consolidating the results of the acquired systems. The Transferred Systems have been reflected as discontinued operations for all periods presented and, accordingly, are not included in the Cable segment financial information presented below. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and nine months ended September 30, 2006 and 2005 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
		(recast)			(recast)
Revenues:
Subscription	$3,031	$2,103	44%	$7,696	$6,135	25%
Advertising	178	124	44%	420	362	16%

Total revenues	3,209	2,227	44%	8,116	6,497	25%
Costs of revenues(a)	(1,495)	(985)	52%	(3,697)	(2,909)	27%
Selling, general and administrative(a)	(573)	(368)	56%	(1,456)	(1,131)	29%
Merger-related and restructuring costs	(22)	(3)	NM	(43)	(33)	30%

Operating Income before Depreciation and Amortization	1,119	871	28%	2,920	2,424	20%
Depreciation	(513)	(383)	34%	(1,281)	(1,088)	18%
Amortization	(56)	(17)	229%	(93)	(54)	72%

Operating Income	$550	$471	17%	$1,546	$1,282	21%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
The components of Subscription revenues are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
		(recast)			(recast)
Subscription revenues:
Video	$2,090	$1,512	38%	$5,289	$4,509	17%
High-speed data	745	511	46%	1,914	1,460	31%
Digital Phone	196	80	145%	493	166	197%

Total Subscription revenues	$3,031	$2,103	44%	$7,696	$6,135	25%

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Adelphia and Comcast employed methodologies that differed slightly from those used by TWC to determine subscriber numbers. As of September 30, 2006, TWC had converted subscriber numbers for most of the Adelphia and Comcast systems to the TWC methodology and expects to complete this process during the fourth quarter of 2006. Although not expected to be significant, any adjustments to the subscriber numbers resulting from the conversion of the remaining systems will be recast to make all periods comparable. Subscriber results are as follows (thousands):

	September 30, 2006		September 30, 2005
	Consolidated	Managed(b)	Consolidated(a)	Managed(b)
			(recast)	(recast)
Subscribers:
Basic video(c)	12,689	13,471	8,593	9,368
Digital video(d)	6,700	7,024	4,127	4,420
Residential high-speed data(e)	6,041	6,398	3,628	3,912
Commercial high-speed data(e)	206	222	162	177
Digital phone(f)	1,524	1,649	697	766

(a)	Subscriber numbers as of September 30, 2005 have been recast to reflect the Transferred Systems as discontinued operations.

(b)	Managed subscribers include TWC’s consolidated subscribers and subscribers in the Kansas City pool selected by TWC on August 1, 2006 in connection with the dissolution of TKCCP. Refer to “Recent Developments” for further discussion.

(c)	Basic video subscriber numbers reflect billable subscribers who receive basic video service.

(d)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital technology.

(e)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.

(f)	Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled approximately 122,000 consolidated subscribers at September 30, 2006).
     For the three and nine months ended September 30, 2006, Subscription revenues increased driven by the impact of the Adelphia/Comcast Transactions, the continued penetration of advanced services (primarily high-speed data services, advanced digital video services and Digital Phone), video rate increases and growth in subscriber levels. For the three and nine months ended September 30, 2006, Digital Phone revenues include approximately $12 million of revenues associated with subscribers acquired from Comcast who receive traditional circuit-switched telephone service. Excluding the circuit-switched telephone service revenues, the growth in Digital Phone does not include any impact from the Adelphia/Comcast Transactions because the acquired systems did not offer Digital Phone as of September 30, 2006. Aggregate revenues associated with TWC’s advanced digital video services, including Digital Tiers, Pay-Per-View, VOD, SVOD and DVRs, increased 53% to $283 million for the three months ended September 30, 2006, compared to the similar period in the prior year and 32% to $705 million for the nine months ended September 30, 2006, compared to the similar period in the prior year. Strong growth rates for high-speed data service and Digital Phone revenues are expected to continue for the remainder of 2006.
     Advertising revenues increased for the three and nine months ended September 30, 2006 as a result of the Adelphia/Comcast Transactions.
     For the three and nine months ended September 30, 2006, costs of revenues increased 52% and 27%, respectively, and, as a percentage of revenues, were 47% and 46% for the three and nine months ended September 30, 2006, respectively, compared to 44% and 45% for the three and nine months ended September 30, 2005, respectively. The increase in costs of revenues is primarily related to the impact of the Adelphia/Comcast Transactions, increases in video programming costs, telephony service costs and labor costs. The increase in costs of revenues as a percentage of revenues reflects the items noted above and lower margins for the cable systems acquired in the Adelphia/Comcast Transactions.
     For the three and nine months ended September 30, 2006, video programming costs increased 50% to $708 million and 22% to $1.749 billion, respectively, due primarily to the impact of the Adelphia/Comcast Transactions, contractual rate increases (especially with respect to sports programming), the ongoing deployment of new digital video services and higher regional sports network programming costs. Programming costs for the nine months ended September 30, 2006 included an $11 million benefit reflecting an adjustment in the amortization of certain launch support payments. In addition, programming costs for the three and nine months ended September 30, 2005 included a $10 million benefit related to the resolution of terms with a programming vendor, and the nine months ended September 30, 2005 included a $14 million charge related to the resolution of contractual terms with another program vendor. Video programming costs are expected to increase during the fourth quarter of 2006 at a rate higher than that experienced during the first nine months of 2006, reflecting the impact of the Adelphia/Comcast

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Transactions, and, to a lesser extent, contractual rate increases, subscriber growth and the continued expansion of service offerings. For the three and nine months ended September 30, 2006, telephony service costs increased approximately $50 million and $143 million, respectively, due to the growth in Digital Phone subscribers. Labor costs increased primarily due to the impact of the Adelphia/Comcast Transactions, salary increases and higher headcount resulting from the roll-out of advanced services. For the nine months ended September 30, 2006, these increases in costs of revenues were partially offset by a $10 million benefit related to third-party maintenance support payment fees, reflecting the resolution of terms with an equipment vendor, and by a $16 million benefit (with an additional $5 million benefit recorded in selling, general and administrative expenses) due to changes in estimates related to certain medical benefit accruals. In addition, costs of revenues for the three and nine months ended September 30, 2005 included a $10 million benefit reflecting a reduction in accrued expenses related to changes in estimates of certain accruals.
     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2006 is primarily the result of higher labor and other administrative costs due to the impact of the Adelphia/Comcast Transactions and increased headcount resulting from the continued roll-out of advanced services and salary increases. The increase for the nine months ended September 30, 2006 includes an $11 million charge (with an additional $2 million charge included in costs of revenues) reflecting an adjustment to prior period facility rent expense. The nine months ended September 30, 2005 also reflects $8 million in reserves related to legal matters.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the Cable segment expensed non-capitalizable merger-related costs associated with the Adelphia/Comcast Transactions of approximately $18 million and $29 million for the three and nine months ended September 30, 2006, respectively, and $2 million for both the three and nine months ended September 30, 2005. Such costs are expected to continue into the fourth quarter of 2006. In addition, the results for the three and nine months ended September 30, 2006 include approximately $4 million and $14 million, respectively, of restructuring costs, primarily due to a reduction in headcount resulting from efforts to reorganize TWC’s operations in a more efficient manner. The results for the three and nine months ended September 30, 2005 included approximately $1 million and $31 million, respectively, of restructuring costs, primarily associated with the early retirement of certain senior executives. These actions are part of TWC’s broader plans to simplify its organizational structure and enhance its customer focus. TWC is in the process of executing these initiatives and expects to incur additional costs as these plans are implemented during the remainder of 2006 and throughout 2007.
     Operating Income before Depreciation and Amortization for the three and nine months ended September 30, 2006 increased principally as a result of the impact of the Adelphia/Comcast Transactions and revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues, selling, general and administrative expenses and merger-related and restructuring costs, as discussed above. Operating Income before Depreciation and Amortization for the three and nine months ended September 30, 2006 also included integration costs related to the Adelphia/Comcast Transactions, including such items as transitional employee costs and marketing and special event spending to increase TWC’s overall brand awareness.
     Operating Income for the three and nine months ended September 30, 2006 increased primarily due to the increase in Operating Income before Depreciation and Amortization described above, partially offset by an increase in depreciation expense and amortization expense. Depreciation expense increased primarily due to the impact of the Adelphia/Comcast Transactions and demand-driven increases in recent years of purchases of customer premise equipment, which generally have a significantly shorter useful life compared to the mix of assets previously purchased. Amortization expense increased as a result of amortization of intangible assets associated with customer relationships acquired as part of the Adelphia/Comcast Transactions.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and nine months ended September 30, 2006 and 2005 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
		(recast)			(recast)
Revenues:
Advertising	$10	$1	NM	$11	$6	83%
Content	2,311	2,620	(12%)	7,316	8,156	(10%)
Other	69	29	138%	205	138	49%

Total revenues	2,390	2,650	(10%)	7,532	8,300	(9%)
Costs of revenues(a)	(1,808)	(2,022)	(11%)	(5,493)	(6,282)	(13%)
Selling, general and administrative(a)	(371)	(385)	(4%)	(1,138)	(1,183)	(4%)
Restructuring costs	(1)	—	—	(5)	—	NM

Operating Income before Depreciation and Amortization	210	243	(14%)	896	835	7%
Depreciation	(35)	(29)	21%	(103)	(89)	16%
Amortization	(55)	(53)	4%	(164)	(157)	4%

Operating Income	$120	$161	(25%)	$629	$589	7%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues include theatrical product (which is content made available for initial airing in theaters), television product (which is content made available for initial airing on television), and consumer products and other. The components of Content revenues for the three and nine months ended September 30, 2006 and 2005 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
Theatrical product:
Theatrical film	$402	$606	(34%)	$1,026	$1,404	(27%)
Television licensing	399	403	(1%)	1,137	1,293	(12%)
Home video	580	597	(3%)	2,138	2,324	(8%)

Total theatrical product	1,381	1,606	(14%)	4,301	5,021	(14%)

Television product:
Television licensing	594	644	(8%)	2,083	1,994	4%
Home video	228	241	(5%)	585	778	(25%)

Total television product	822	885	(7%)	2,668	2,772	(4%)

Consumer products and other	108	129	(16%)	347	363	(4%)

Total Content revenues	$2,311	$2,620	(12%)	$7,316	$8,156	(10%)

     The decline in theatrical film revenues for the three and nine months ended September 30, 2006 was due primarily to difficult comparisons to 2005, which included the releases of Charlie and the Chocolate Factory and Wedding Crashers for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 also included the releases of Batman Begins and Constantine as well as carryover success from Ocean’s Twelve. The three and nine months ended September 30, 2006 included the worldwide revenues associated with Superman Returns and for the nine months ended September 30, 2006 also included the international carryover of Harry Potter and the Goblet of Fire. The decrease in theatrical product revenues from television licensing for the three and nine months ended September 30, 2006 primarily related to the timing and quantity of various availabilities, including the first three Harry Potter films and other significant titles, in 2005. Home video sales of theatrical product declined for the nine months ended September 30, 2006 primarily due to difficult comparisons, as the similar period in the prior year included the home video releases of Troy and Ocean’s Twelve, partially offset by the first quarter 2006 home video release of Wedding Crashers.
     License fees from television product decreased for the three months ended September 30, 2006 primarily related to difficult comparisons to the prior year, which included the initial cable availability of Will and Grace. License fees from television product increased for the nine months ended September 30, 2006, primarily related to the initial off-network availability of the first

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
four seasons of Without a Trace and second-cycle off-network non-continuance license arrangements for Friends, partially offset by the decrease in the three months, discussed above. The decline in home video sales of television product for the nine months ended September 30, 2006 reflects difficult comparisons to the prior year, which included revenue from the releases of additional seasons of Seinfeld.
     The decrease in costs of revenues resulted primarily from lower film costs ($1.055 billion and $3.223 billion for the three and nine months ended September 30, 2006, respectively, compared to $1.159 billion and $3.688 billion for the three and nine months ended September 30, 2005, respectively) and lower advertising and print costs resulting from the quantity and mix of films released. Included in film costs are theatrical valuation adjustments, which increased to $51 million from $36 million for the three months ended September 30, 2006 and 2005, respectively, and increased to $156 million from $131 million for the nine months ended September 30, 2006 and 2005, respectively. Costs of revenues as a percentage of revenues was 76% for both the three months ended September 30, 2006 and 2005, and decreased to 73% for the nine months ended September 30, 2006 from 76% for the nine months ended September 30, 2005, due to the quantity and mix of product released.
     Selling, general and administrative expenses for the three and nine months ended September 30, 2006 decreased primarily due to lower distribution fees and the impact of cost saving initiatives.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2006 include $1 million and $5 million of restructuring charges, respectively, as a result of changes in estimates of previously established restructuring accruals.
     Operating Income before Depreciation and Amortization and Operating Income for the three months ended September 30, 2006 decreased due to a decline in revenues, partially offset by a decline in costs of revenues and selling, general and administrative expenses. For the nine months ended September 30, 2006, Operating Income before Depreciation and Amortization and Operating Income increased as a result of lower costs of revenues and selling, general and administrative expenses, partially offset by the decline in revenues as discussed above. Operating Income before Depreciation and Amortization and Operating Income for the three and nine months ended September 30, 2006 reflects a benefit of approximately $10 million related to an adjustment made to reduce certain legal reserves. Operating Income before Depreciation and Amortization and Operating Income for the nine months ended September 30, 2006 also included a benefit of $42 million from the sale of certain international film rights.
     The Company anticipates a decline in Operating Income before Depreciation and Amortization and Operating Income at the Filmed Entertainment segment for the fourth quarter of 2006 compared to the similar prior year period primarily due to difficult comparisons for theatrical product.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and nine months ended September 30, 2006 and 2005 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
		(recast)			(recast)
Revenues:
Subscription	$1,460	$1,335	9%	$4,412	$4,034	9%
Advertising	741	699	6%	2,407	2,236	8%
Content	236	308	(23%)	665	779	(15%)
Other	51	46	11%	110	93	18%

Total revenues	2,488	2,388	4%	7,594	7,142	6%
Costs of revenues(a)	(1,213)	(1,168)	4%	(3,713)	(3,569)	4%
Selling, general and administrative(a)	(437)	(486)	(10%)	(1,397)	(1,404)	—
Asset impairments	(200)	—	NM	(200)	—	NM
Shutdown costs	(38)	—	NM	(119)	—	NM

Operating Income before Depreciation and Amortization	600	734	(18%)	2,165	2,169	—
Depreciation	(70)	(61)	15%	(208)	(173)	20%
Amortization	(4)	(6)	(33%)	(12)	(18)	(33%)

Operating Income	$526	$667	(21%)	$1,945	$1,978	(2%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     As previously discussed in “Recent Developments,” on May 12, 2006, the Company acquired the remaining 50% interest in Court TV that it did not already own from Liberty for $697 million in cash, net of cash acquired. As permitted by GAAP, Court TV results have been consolidated retroactive to the beginning of 2006. For the three and nine months ended September 30, 2006, Court TV had revenues of $60 million and $187 million, respectively, and had an Operating Loss of $3 million and Operating Income of $19 million, respectively.
     The increase in Subscription revenues for the three and nine months ended September 30, 2006 was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at Turner and HBO, as well as the impact of the Court TV acquisition. The nine months ended September 30, 2005 also included a $22 million benefit from the resolution of certain contractual agreements at Turner.
     The increase in Advertising revenues for the three and nine months ended September 30, 2006 was driven primarily by the impact of the Court TV acquisition ($42 million and $126 million, respectively) and higher CPMs (advertising cost per thousand viewers) and sellouts across Turner’s other networks, partially offset by a decline at The WB Network as a result of lower ratings and the shutdown on September 17, 2006.
     The decrease in Content revenues for the three and nine months ended September 30, 2006 was primarily due to HBO’s difficult comparisons to the prior year period, which included higher syndication sales of Sex and the City. In addition, the decrease for the nine months ended September 30, 2006 reflects the absence of HBO’s licensing revenues from Everybody Loves Raymond, which ended its broadcast network run in 2005.
     Costs of revenues increased 4% for the three months ended September 30, 2006, and, as a percentage of revenues, were 49% for both the three months ended September 30, 2006 and 2005, respectively. Costs of revenues increased 4% for the nine months ended September 30, 2006, and, as a percentage of revenues, were 49% and 50% for the nine months ended September 30, 2006 and 2005, respectively. For the three and nine months ended September 30, 2006, the increase in costs of revenues was primarily attributable to an increase in programming costs. Programming costs increased 3% to $817 million for the three months ended September 30, 2006 compared to $793 million for the three months ended September 30, 2005 and 5% to $2.636 billion for the nine months ended September 30, 2006 compared to $2.502 billion for the nine months ended September 30, 2005. The increase in programming expenses for the three and nine months ended September 30, 2006 was primarily due to the impact of the Court TV acquisition, including a write-off of approximately $17 million associated with the termination of certain programming arrangements, and higher acquired theatrical and original programming costs at Turner, partially offset by a decline in programming costs at The WB Network as a result of the shutdown of the network on September 17, 2006 and a

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
decline at HBO for the three months ended September 30, 2006 due to the timing of original programming expenses. In addition, the increase in programming expenses for the nine months ended September 30, 2006 reflected an increase in sports programming costs, particularly related to NBA programming, at Turner and higher acquired theatrical programming costs at HBO.
     The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2006 was primarily due to decreases at The WB Network as a result of the shutdown of the network on September 17, 2006 and the timing of marketing and promotional expenses at HBO, partially offset by the impact of the Court TV acquisition.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2006 include shutdown costs of $38 million and $119 million, respectively, including $33 million and $87 million, respectively, related to the termination of certain programming arrangements (primarily licensed movie rights). Included in the costs to terminate programming arrangements is $18 million and $47 million for the three and nine months ended September 30, 2006, respectively, of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $15 million and $40 million for the three and nine months ended September 30, 2006, respectively. In addition, shutdown costs at The WB Network for the three and nine months ended September 30, 2006 include a benefit of $2 million and a net charge of $6 million, respectively, related to employee terminations and $7 million and $26 million, respectively, related to contractual settlements. The results for the three and nine months ended September 30, 2006, also include a noncash impairment charge of approximately $200 million to reduce the carrying value of The WB Network’s goodwill. Refer to “Recent Developments” for further discussion.
     Operating Income before Depreciation and Amortization and Operating Income decreased for the three and nine months ended September 30, 2006 primarily due to the noncash impairment charge to reduce the carrying value of The WB Network’s goodwill, the shutdown costs at The WB Network and higher costs of revenues, partially offset by an increase in revenues and lower selling, general and administrative expenses, as described above.
     The Company anticipates that the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income during the fourth quarter will be lower than experienced in the first nine months of 2006, excluding the $200 million impairment charge, due primarily to increased programming, marketing and direct operating expenses at Turner.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and nine months ended September 30, 2006 and 2005 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
		(recast)			(recast)
Revenues:
Subscription	$405	$400	1%	$1,175	$1,202	(2%)
Advertising	684	650	5%	2,024	1,964	3%
Content	21	25	(16%)	60	70	(14%)
Other	151	175	(14%)	450	494	(9%)

Total revenues	1,261	1,250	1%	3,709	3,730	(1%)
Costs of revenues (a)	(509)	(519)	(2%)	(1,512)	(1,539)	(2%)
Selling, general and administrative (a)	(479)	(470)	2%	(1,502)	(1,492)	1%
Gain on sale of assets	—	—	—	—	8	NM
Restructuring costs	(3)	—	NM	(37)	—	NM

Operating Income before Depreciation and Amortization	270	261	3%	658	707	(7%)
Depreciation	(27)	(30)	(10%)	(85)	(93)	(9%)
Amortization	(17)	(22)	(23%)	(46)	(72)	(36%)

Operating Income	$226	$209	8%	$527	$542	(3%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Subscription revenues for the three months ended September 30, 2006 remained essentially flat. For the nine months ended September 30, 2006, Subscription revenues declined primarily as a result of the unfavorable effects of foreign currency exchange rates at IPC.
     For the three and nine months ended September 30, 2006, Advertising revenues increased due primarily to growth in both online and magazine Advertising revenues. Magazine Advertising revenues increased for the three and nine months ended September 30, 2006, reflecting contributions from the August 2005 acquisition of Grupo Editorial Expansión (“GEE”), higher Advertising revenues at certain magazines, including People and Real Simple, and contributions from recent magazine launches, partially offset for the nine months ended September 30, 2006 by lower Advertising revenues at certain magazines.
     Other revenues decreased for the three and nine months ended September 30, 2006, primarily due to declines at Synapse, a subscription marketing business, declines in licensing revenues from AOL and declines at Southern Living At Home.
     Costs of revenues decreased 2% for the three months ended September 30, 2006 and, as a percentage of revenues, was 40% and 42% for the three months ended September 30, 2006 and 2005, respectively. Costs of revenues decreased 2% for the nine months ended September 30, 2006 and, as a percentage of revenues, was 41% for both the nine months ended September 30, 2006 and 2005. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 1% to $449 million and $1.348 billion for the three and nine months ended September 30, 2006, respectively, compared to the similar periods in the prior year, primarily due to print cost savings.
     Selling, general and administrative expenses increased 2% and 1% for the three and nine months ended September 30, 2006, respectively, primarily due to an increase in advertising and marketing costs, principally related to the inclusion of GEE and costs associated with developing digital content, partially offset by cost savings initiatives. In addition, the increase for the nine months ended September 30, 2006 was partially offset by the favorable effects of foreign currency exchange rates at IPC.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2006 include $3 million and $37 million, respectively, of restructuring costs, primarily associated with continuing efforts to streamline operations. The results for the nine months ended September 30, 2005 reflect an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Operating Income before Depreciation and Amortization increased for the three months ended September 30, 2006 primarily due to an increase in Advertising revenues and lower costs of revenues, partially offset by increased selling, general and administrative expenses. Operating Income before Depreciation and Amortization decreased for the nine months ended September 30, 2006 primarily due to restructuring charges of $37 million and the absence of the prior year gain related to the collection of a loan. Additionally, Operating Income before Depreciation and Amortization reflects $6 million and $24 million of lower start-up losses on magazine launches for the three and nine months ended September 30, 2006, respectively.
     For the three months ended September 30, 2006, Operating Income increased primarily due to the changes in Operating Income before Depreciation and Amortization discussed above, as well as a decline in amortization expense as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005. For the nine months ended September 30, 2006, Operating Income decreased primarily due to the changes in Operating Income before Depreciation and Amortization discussed above, partially offset by the decline in amortization expense, discussed above. This decrease was partially offset by amortization from certain indefinite-lived trade name intangibles being assigned a finite life beginning in the first quarter of 2006.
     As discussed in “Recent Developments,” on March 31, 2006, the Company sold TWBG to Hachette for $524 million in cash, resulting in a pretax gain of approximately $194 million, after taking into account selling costs and estimated working capital adjustments. TWBG has been reflected as discontinued operations for all periods presented.
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and nine months ended September 30, 2006 and 2005 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/06	9/30/05	% Change	9/30/06	9/30/05	% Change
		(recast)			(recast)
Amounts related to securities litigation and government investigations	$(29)	$(16)	81%	$(90)	$(3,025)	(97%)
Selling, general and administrative (a)	(97)	(104)	(7%)	(303)	(324)	(6%)
Gain on sale of assets	—	—	—	20	—	NM
Restructuring costs	—	—	—	(5)	—	NM

Operating Loss before Depreciation and Amortization	(126)	(120)	5%	(378)	(3,349)	(89%)
Depreciation	(12)	(13)	(8%)	(34)	(32)	6%

Operating Loss	$(138)	$(133)	4%	$(412)	$(3,381)	(88%)

(a)	Selling, general and administrative expenses exclude depreciation.
     As previously discussed, the Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $33 million and $147 million for the three and nine months ended September 30, 2006, respectively, and $21 million and $3.046 billion for the three and nine months ended September 30, 2005, respectively. In addition, the Company recognized insurance recoveries of $4 million and $57 million for the three and nine months ended September 30, 2006, respectively, and $5 million and $21 million for the three and nine months ended September 30, 2005, respectively. Legal and other professional fees are expected to continue to be incurred in future periods.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the nine months ended September 30, 2006 include approximately $5 million of restructuring costs and a gain of approximately $20 million on the sale of two aircraft.
     Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss decreased for the three months ended September 30, 2006 due primarily to decreased compensation costs. The decline for the nine months ended September 30, 2006, is due primarily to a tax credit and decreases in compensation and transactional costs, partially offset by higher professional and financial advisory services costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to Time Warner from existing credit agreements or the capital markets should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments and the common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, expected proceeds from the recently announced sales of assets, the repayment of the TKCCP debt owed to TWE-A/N, cash and equivalents, available borrowing capacity under its committed credit facilities of $2.536 billion at Time Warner Inc. and $2.502 billion at TWC as of September 30, 2006 (including $10.0 billion of bank credit facilities at TWC which became available on July 31, 2006 upon the closing of the Adelphia Acquisition and were fully utilized), and availability under its commercial paper programs. The Company expects to amend its unsecured commercial paper program to increase the size of the program from $5.0 billion to $7.0 billion and to amend the TWC unsecured commercial paper program to increase the size of the program from $2.0 billion to $6.0 billion.
Current Financial Condition
     At September 30, 2006, Time Warner had $33.356 billion of debt, $1.178 billion of cash and equivalents (net debt of $32.178 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units and $61.780 billion of shareholders’ equity, compared to $20.330 billion of debt, $4.220 billion of cash and equivalents (net debt of $16.110 billion) and $65.105 billion of shareholders’ equity at December 31, 2005.
     With the closing of the Adelphia Acquisition, the Redemptions and the purchases under the common stock repurchase program, the Company’s outstanding debt has increased substantially. Accordingly, cash paid for interest is expected to negatively impact cash provided by operating activities.
     The following table shows the significant items contributing to the increase in net debt and mandatorily redeemable preferred membership units from December 31, 2005 to September 30, 2006 (millions):

Balance at December 31, 2005	$16,110
Cash provided by operations	(6,570)
Capital expenditures and product development costs from continuing operations	2,677
Capital expenditures and product development costs from discontinued operations	56
Dividends paid to common shareholders	658
Common stock repurchases	10,659
Redemption of Comcast’s interests in TWC and TWE	2,004
Cash used for the Acquisition of Adelphia and the Exchange	9,065
Acquisition of the remaining interest in Court TV, net of cash acquired	697
Acquisition of the remaining interest in Synapse	140
Investment in Wireless Spectrum Joint Venture	182
Issuance of manadatorily redeemable preferred membership units by a subsidiary	300
Proceeds from the issuance of a 5% equity interest by AOL	(1,000)
Proceeds from the sale of a portion of the Company’s interest in Time Warner Telecom	(800)
Proceeds from the sale of Time Warner Book Group	(524)
Proceeds from the sale of Turner South	(371)
Proceeds from the sale of Theme Parks	(191)
Proceeds from the issuance of mandatorily redeemable preferred membership units by a subsidiary	(300)
All other, net	(314)

Balance at September 30, 2006 (a)	$32,478

(a)	Included in the net debt and mandatorily redeemable preferred membership units balance is approximately $229 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.
     As noted in “Overview — Recent Developments,” Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1, and expects it will have purchased at least $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through October 31, 2006, the Company repurchased approximately 770 million shares of common stock for approximately $13.4 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, including approximately 208 million shares of common stock for approximately $3.6 billion purchased under the prepaid stock repurchase contracts discussed in the following paragraph.
     In May 2006, in connection with the Company’s stock repurchase program, the Company entered into prepaid stock repurchase contracts with a number of counterparties that provided for repurchases to be effected over a three-month period, or longer, depending on the share price of the Company’s common stock. In connection with entering into the prepaid stock repurchase contracts, the Company made an aggregate payment of approximately $3.6 billion and received shares of the Company’s common stock at the end of each repurchase contract term at prices based on a formula that was expected to deliver an effective, average repurchase price per share below the volume weighted-average price of the common stock over the term of the relevant contract. The majority of the $3.6 billion prepayment was funded through borrowings under the Company’s revolving credit facility and/or commercial paper programs. Through August 4, 2006, the Company repurchased approximately

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
208 million shares of common stock for approximately $3.6 billion, which completed the buybacks under the prepaid stock repurchase contracts (Note 8).
     On July 31, 2006, TW NY, a subsidiary of TWC, acquired assets of Adelphia for a combination of cash and stock of TWC. TWC also redeemed Comcast’s interests in TWC and TWE, and subsidiaries of TW NY exchanged certain cable systems with subsidiaries of Comcast. For additional details, see “Overview — Recent Developments.”
     In connection with the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, that was funded by an intercompany loan from TWC and the proceeds of the private placement issuance by TW NY of $300 million of non-voting Series A Preferred Equity Membership Units with a mandatory redemption date of August 1, 2013 and a cash dividend rate of 8.21% per annum. The intercompany loan was financed by borrowings under TWC’s $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”) and TWC’s two $4.0 billion term loan facilities (collectively with the Cable Revolving Facility, the “Cable Facilities”), with maturity dates of February 24, 2009 and February 21, 2011, respectively, and the issuance of TWC commercial paper. In connection with the redemption of Comcast’s interest in TWC, Comcast received 100% of the capital stock of a subsidiary of TWC holding both cable systems and approximately $1.9 billion in cash that was funded through the issuance of TWC commercial paper and borrowings under the Cable Revolving Facility. In addition, in connection with the redemption of Comcast’s interest in TWE, Comcast received 100% of the equity interests in a subsidiary of TWE holding both cable systems and approximately $147 million in cash that was funded by the repayment of a pre-existing loan TWE had made to TWC (which repayment TWC funded through the issuance of commercial paper and borrowings under the Cable Revolving Facility). Following these transactions, subsidiaries of TW NY also exchanged certain cable systems with subsidiaries of Comcast and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange.
     TWC is a participant in a wireless spectrum joint venture with several other cable companies and Sprint Nextel Corporation (the “Wireless Joint Venture”), which was a provisional winning bidder in an FCC auction of certain advanced wireless spectrum licenses. In July 2006, TWC paid a deposit of approximately $182 million related to its investment in the Wireless Joint Venture. On October 18, 2006, TWC paid an additional $450 million relating to this investment. Even if these licenses are awarded to the Wireless Joint Venture, there can be no assurance that the venture will develop mobile and related services or, if developed, that such services will be successful.
     On August 15, 2006, Time Warner’s 8.11% debentures due August 15, 2006 (aggregate principal of $546 million) matured and were retired.
     On October 2, 2006, TWC received approximately $630 million from Comcast for the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston cable systems. See “Selected Investment Information – Dissolution of Texas/Kansas City Joint Venture” for additional details.
     As noted in “Recent Developments,” during September and October of 2006, the Company announced the sale of its AOL European access businesses. On September 17, 2006, the Company announced an agreement to sell AOL’s German access business to Telecom Italia S.p.A. for approximately $870 million in cash, subject to certain closing adjustments. On October 11, 2006, the Company announced an agreement to sell AOL’s U.K. access business to Carphone Warehouse for approximately $688 million in cash, subject to certain closing adjustments. On October 31, 2006, the Company completed the sale of AOL’s French access business to Neuf Cegetel S.A. for approximately $365 million in cash, subject to certain closing adjustments. The contractual sales prices for the German and U.K. transactions are denominated in Euros and British pounds, respectively, and, as a result, the U.S. dollar amounts presented are subject to change as a result of fluctuation in the exchange rates. The Company expects to record pretax gains on these sales ranging from approximately $1.3 billion to $1.5 billion (after taking into account selling costs). The assets and liabilities of the European access businesses of $601 million and $224 million, respectively, have been reflected as assets and liabilities held for sale as of September 30, 2006 and included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the accompanying consolidated balance sheet. These transactions, which are subject to customary regulatory approvals, are expected to close in the fourth quarter of 2006 or the first quarter of 2007 (Note 4).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Cash Flows
     Cash and equivalents decreased by $3.042 billion and increased by $1.820 billion for the nine months ended September 30, 2006 and 2005, respectively.
Operating Activities
     Details of cash provided by operations are as follows (millions):

	Nine Months Ended
	9/30/06	9/30/05
		(recast)
Operating Income before Depreciation and Amortization	$7,781	$4,280
Amounts related to securities litigation and government investigations (a):
Legal reserves	—	3,000
Cash payments, net of recoveries	(177)	(300)
Noncash asset impairments	200	24
Net interest payments (b)	(1,106)	(914)
Net income taxes paid (c)	(340)	(357)
Noncash equity-based compensation	212	286
Net cash flows from discontinued operations (d)	135	185
Merger and restructuring payments, net of accruals (e)	(2)	(60)
All other, net, including other working capital changes	(133)	(627)

Cash provided by operations	$6,570	$5,517

(a)	2006 includes approximately $412 million paid for securities litigation, partially offset by approximately $235 million of insurance recoveries. 2005 includes a reserve of $3.0 billion related to securities litigation, offset by approximately $300 million paid for government investigations.

(b)	Includes interest income received of $108 million and $174 million in 2006 and 2005, respectively.

(c)	Includes income tax refunds received of $32 million and $62 million in 2006 and 2005, respectively.

(d)	Reflects net income from discontinued operations of $1.390 billion and $90 million in 2006 and 2005, respectively, net of noncash gains and expenses and working capital-related adjustments of $(1.255) billion and $95 million in 2006 and 2005, respectively.

(e)	Includes payments for restructuring and merger-related costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operations increased to $6.570 billion in 2006 compared to $5.517 billion in 2005. The increase in cash provided by operations is related primarily to a reduction in payments made in connection with the settlements in the securities litigation and the government investigations, an increase in Operating Income before Depreciation and Amortization and a decrease in cash used for working capital. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables, partially offset by the timing of accounts payable and accrual payments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Investing Activities
     Details of cash used by investing activities are as follows (millions):

	Nine Months Ended
	9/30/06	9/30/05
Investments and acquisitions, net of cash acquired:
Cash used for the Adelphia Acquisition and the Exchange	$(9,065)	$—
Redemption of Comcast’s interests in TWC and TWE	(2,004)	—
Court TV	(697)	—
Wireless Spectrum Joint Venture	(182)	—
Synapse(a)	(140)	—
Essence	—	(129)
All other	(276)	(362)
Capital expenditures and product development costs from continuing operations	(2,677)	(2,151)
Capital expenditures and product development costs from discontinued operations	(56)	(108)
Proceeds from the sale of other available-for-sale securities	42	51
Proceeds from the sale of the Company’s remaining interest in Google	—	940
Proceeds from the issuance of a 5% equity interest by AOL	1,000	—
Proceeds from the sale of a portion of the Company’s interest in Time Warner Telecom	800	—
Proceeds from the sale of Time Warner Book Group	524	—
Proceeds from the sale of Turner South	371	—
Proceeds from the sale of Theme Parks	191	—
Proceeds from the sale of the WMG Option	—	138
All other investment and asset sale proceeds	188	276

Cash used by investing activities	$(11,981)	$(1,345)

(a)	Represents purchase of remaining interest in Synapse Group Inc.
     Cash used by investing activities increased to $11.981 billion in 2006 compared to $1.345 billion in 2005. The increase in cash used by investing activities is primarily due to the Adelphia Acquisition and the Redemptions, an increase in capital expenditures and product development costs, principally at the Company’s Cable segment, the purchase of the remaining 50% interest in Court TV that the Company did not already own and the absence of the proceeds from the 2005 sale of the Company’s remaining interest in Google, partially offset by proceeds from the issuance of a 5% equity interest by AOL and proceeds from the sales of TWBG, Turner South, the Theme Parks and the Company’s interest in Time Warner Telecom.
Financing Activities
     Details of cash provided (used) by financing activities are as follows (millions):

	Nine Months Ended
	9/30/06	9/30/05
		(recast)
Borrowings	$15,580	$7
Debt repayments	(2,551)	(1,908)
Proceeds from exercise of stock options	378	275
Excess tax benefit on stock options	61	80
Principal payments on capital leases	(64)	(94)
Repurchases of common stock	(10,659)	(485)
Issuance of mandatorily redeemable preferred membership units by a subsidiary	300	—
Dividends paid	(658)	(235)
Other financing activities	(18)	8

Cash provided (used) by financing activities	$2,369	$(2,352)

     Cash provided by financing activities was $2.369 billion in 2006 compared to cash used by financing activities of $2.352 billion in 2005. The change in cash provided/used by financing activities is primarily due to the increase in borrowings related to the Adelphia/Comcast Transactions offset by repurchases of common stock made in connection with the Company’s common stock repurchase program and dividends paid to common stockholders in 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
TWE Bond Indenture
     On October 18, 2006, TWC, together with TWE, TW NY Cable Holding Inc. (“TWNYCH”), certain other subsidiaries of the Company and The Bank of New York, as Trustee, entered into the Tenth Supplemental Indenture to the indenture (the “TWE Indenture”) governing $3.2 billion of notes issued by TWE (the “TWE Bonds”). Pursuant to the Tenth Supplemental Indenture to the TWE Indenture, TWNYCH fully, unconditionally and irrevocably guaranteed the payment of principal and interest on the TWE Bonds. In addition, pursuant to the Ninth Supplemental Indenture to the TWE Indenture, TW NY, a subsidiary of TWC and a successor in interest to Time Warner NY Cable Inc., had agreed to waive, for so long as it remained a general partner of TWE, the benefit of certain provisions in the TWE Indenture, which provided that it would not have any liability for the TWE Bonds as a general partner of TWE (the “TW NY Waiver”). On October 18, 2006, TW NY contributed all of its general partnership interests in TWE to TWE GP Holdings LLC, its wholly owned subsidiary, and as a result, the TW NY Waiver, by its terms, ceased to be in effect.
     On October 19, 2006, TWE commenced a consent solicitation to amend the TWE Indenture to simplify the guaranty structure of the TWE Bonds and amend the reporting obligations under the TWE Indenture by (i) amending the existing guaranty of the TWE Bonds provided by TWC to provide a direct guaranty of the TWE Bonds by TWC, rather than a guaranty of the TW Partner Guaranties (as defined below), (ii) terminating the existing guaranties (the “TW Partner Guaranties”) currently provided by American Television and Communications Corporation (“ATC”) and Warner Communications Inc. (“WCI”), which entities are subsidiaries of the Company, and (iii) amending TWE’s reporting obligations under the TWE Indenture to allow TWE to provide holders of the TWE Bonds with quarterly and annual reports that TWC (or any other ultimate parent guarantor, as described in the consent solicitation statement) would be required to file with the SEC pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), if it were required to file such reports with the SEC in respect of the TWE Bonds pursuant to such section of the Exchange Act, subject to certain exceptions. It is feasible under the current terms of the TWE Indenture for Time Warner, TWC and TWE to effectively accomplish the objective of terminating the TW Partner Guaranties by distributing the assets of WCI and ATC to other Time Warner entities. Time Warner has concluded that these distributions can be made without materially adverse tax consequences, and that such distributions constitute a viable alternative to the termination of such TW Partner Guaranties requested in the consent solicitation. The consent solicitation is scheduled to expire on November 2, 2006, unless extended by TWE.
TWC Credit Agreements and Commercial Paper Program
     On October 18, 2006, TWNYCH executed and delivered unconditional guaranties of the obligations of TWC under the Cable Facilities. In addition, contemporaneously with the termination of the TW NY Waiver, TW NY was released from its guaranties of TWC’s obligations under the Cable Facilities in accordance with the terms of the Cable Facilities. If the proposed amendments to the TWE Indenture are adopted, the existing guaranties provided by ATC and WCI of TWC’s obligations under the Cable Facilities will automatically terminate in accordance with the terms of the Cable Facilities.
     The Company expects that TWC will amend its unsecured commercial paper program to (i) increase the size of the program from $2.0 billion to $6.0 billion, (ii) provide a direct guaranty by TWNYCH of TWC’s obligations under the commercial paper issued by TWC and (iii) if the proposed amendments to the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
TWE Indenture are adopted, terminate the existing guaranties provided by ATC and WCI of TWC’s obligations under the TWC commercial paper program.
AOL Term Loan
     On April 13, 2006, TW AOL Holdings Inc., a wholly-owned subsidiary of Time Warner, entered into a $500 million term loan with a maturity date of April 13, 2009 (the “AOL Facility”). Simultaneous with the Google investment of $1 billion for a 5% equity interest in AOL Holdings LLC, a subsidiary of TW AOL Holdings Inc. and the parent of AOL, the obligations under the AOL Facility were assigned by TW AOL Holdings Inc. to AOL Holdings LLC and by AOL Holdings LLC to AOL. The AOL Facility was not guaranteed by Time Warner. Borrowings under the AOL Facility accrued interest at LIBOR plus 0.45% per annum, based on the credit rating of Time Warner. The AOL Facility included a maximum leverage ratio covenant restricting consolidated total debt of AOL to 4.5 times the consolidated EBITDA (as defined in the credit agreement) of AOL (excluding AOL guarantees of Time Warner’s and certain of Time Warner’s other subsidiaries’ debt obligations). The AOL Facility did not contain any credit ratings-based defaults or covenants or any ongoing covenant or representation specifically relating to a material adverse change in Time Warner’s or AOL’s financial condition or results of operations. The proceeds of the AOL Facility were used to pay off $500 million of the $1 billion aggregate principal amount of 6.125% Time Warner notes, which became due on April 15, 2006. On August 13, 2006, AOL completed the repayment in full of all of its obligations under the AOL Facility.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Capital Expenditures and Product Development Costs
     Time Warner’s total capital expenditures and product development costs from continuing operations were $2.677 billion for the nine months ended September 30, 2006 compared to $2.151 billion for the nine months ended September 30, 2005. The majority of capital expenditures and product development costs relate to the Company’s Cable segment, which had capital expenditures from continuing operations of $1.720 billion for the nine months ended September 30, 2006 as compared to $1.305 billion for the nine months ended September 30, 2005.
     The Cable segment’s capital expenditures from continuing operations include the following major categories:

	Nine Months Ended
	9/30/06	9/30/05
		(recast)
	(millions)
Cable Segment Capital Expenditures from Continuing Operations
Customer premise equipment (a)	$782	$608
Scalable infrastructure (b)	296	200
Line extensions (c)	195	180
Upgrades/rebuilds (d)	83	79
Support capital (e)	364	238

Total	$1,720	$1,305

(a)	Represents costs incurred in the purchase and installation of equipment that resides at a customer’s home for the purpose of receiving/sending video, high-speed data and/or Digital Phone signals. Such equipment typically includes digital converters, remote controls, high-speed data modems, telephone modems and the costs of installing such equipment for new customers. Customer premise equipment also includes materials and labor incurred to install the “drop” cable that connects a customer’s home to the closest point of the main distribution network.

(b)	Represents costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (VOD equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone product features (voicemail, email, etc.).

(c)	Represents costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable wiring and certain electronic equipment.

(d)	Represents costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable wiring and certain electronic equipment.

(e)	Represents all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer equipment, office equipment, furniture and fixtures, tools and test equipment and software.
     TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Major categories of capitalized expenditures include customer premise equipment, scalable infrastructure, line extensions, plant upgrades and rebuilds, and support capital. With respect to customer premise equipment, which includes converters and cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives. For converters and modems, the useful life is 3 to 4 years, and, for plant upgrades, the useful life is up to 16 years.
     In connection with the Adelphia/Comcast Transactions, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair values. In addition, TW NY assigned remaining useful lives to such assets, which were generally shorter than the useful lives assigned to comparable new assets, to reflect the age, condition and intended use of the acquired property, plant and equipment.
     The increase in capital expenditures in 2006 is primarily associated with the continued roll-out of TWC’s advanced digital services, including Digital Phone, continued growth in high-speed data services and capital expenditures associated with the integration of the systems acquired in the Adelphia/Comcast Transactions, including upgrades.
     As a result of the Adelphia/Comcast Transactions, the Company anticipates a significant increase in capital expenditures during the remainder of 2006 related to the continued integration of the acquired systems, including certain anticipated

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
upgrades. Based on preliminary estimates, TWC expects to invest approximately $650 million over the next few years to upgrade and bring the technical performance of the acquired systems up to TWC’s typical standards.
Backlog
     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.4 billion and $4.5 billion at September 30, 2006 and December 31, 2005, respectively. Included in these amounts is licensing of film product from one Time Warner division to another Time Warner division in the amount of $728 million and $774 million at September 30, 2006 and December 31, 2005, respectively.
Selected Investment Information
Dissolution of Texas/Kansas City Cable Joint Venture
     As previously reported, following restructurings in 2004 and 2005, TKCCP is a 50-50 joint venture between TWE-A/N and Comcast. In accordance with the terms of the TKCCP partnership agreement, on July 3, 2006, Comcast notified TWC of its election to trigger the dissolution of the partnership and its decision to allocate all of TKCCP’s debt, which totaled approximately $2 billion, to the pool of assets consisting of the Houston cable systems. On August 1, 2006, TWC notified Comcast of its election to receive the pool of assets consisting of the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City pool”), which served approximately 782,000 basic video subscribers as of September 30, 2006. As a result, Comcast will receive the pool of assets consisting of the Houston cable systems, which served approximately 791,000 basic video subscribers as of September 30, 2006. On October 2, 2006, TWC received approximately $630 million from Comcast due to the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston cable systems. The consummation of the dissolution of TKCCP is subject to customary closing conditions, including regulatory and franchise review and approvals. It is expected that the dissolution of TKCCP will be completed by the end of the first quarter of 2007. Upon the closing, the Company will begin consolidating the results of the Kansas City pool. Effective July 1, 2006, TWC owns 100% of the economic interest in the Kansas City pool (and recognizes such interest pursuant to the equity method of accounting), and it is no longer entitled to any economic benefits of ownership from the Houston cable systems. As a result of the pending TKCCP dissolution, TWC has revised its managed subscriber numbers to include only the managed subscribers in the Kansas City pool. Accordingly, the subscribers from the Houston cable systems have been eliminated from the managed subscriber numbers for all periods presented (Note 3).
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, the March 2006 Form 10-Q and the June 2006 Form 10-Q, which should be read in conjunction with this report (including Item 1A, “Risk Factors,” in Part II of this report), and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, the March 2006 Form 10-Q, the June 2006 Form 10-Q and in Part II of this report, as well as:
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
     For Time Warner’s AOL business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K, the March 2006 Form 10-Q and the June 2006 Form 10-Q, as well as the risks relating to changes in U.S. and international regulatory environments affecting interactive services.
     For Time Warner’s cable business, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in the 2005 Form 10-K and in Part II of this report, as well as:
•	increases in government regulation of video services, including regulation that limits cable operators’ ability to raise rates;

•	challenges in meeting government regulations that may not apply to certain of TWC’s competitors relating to the separation of security and signal reception requirements in leased set-top boxes, as well as increases in government regulation that dictate set-top box or other equipment features, functionalities or specifications;

•	increased difficulty in obtaining franchise renewals;

•	a future decision by the FCC or Congress to require cable operators to contribute to the federal “Universal Service Fund” based on the provision of cable modem service, which could raise the price of cable modem service; and

•	the award of franchises or similar grants of rights through state or federal legislation that would allow competitors of cable providers to offer video service on terms substantially more favorable than those afforded existing cable operators (e.g., without the need to obtain local franchise approval or to comply with local franchising regulations as cable operators currently must).

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
Changes in Internal Control Over Financial Reporting
     On July 31, 2006, the Company’s Cable segment acquired certain cable systems from Adelphia and Comcast and, as a result, is integrating the processes, systems and controls relating to the acquired cable systems into the Cable segment’s existing system of internal control over financial reporting. The Cable segment has integrated into its control structure many of the processes, systems and controls relating to the acquired cable systems and has developed integration plans for all processes, systems and controls not yet fully integrated. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired systems. Except for the processes, systems and controls relating to the integration of the acquired cable systems at the Cable segment, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2006	2005
		(recast)
	(millions)
ASSETS
Current assets
Cash and equivalents	$1,178	$4,220
Restricted cash	55	—
Receivables, less allowances of $1.890 and $2.055 billion	5,762	6,523
Inventories	1,769	2,041
Prepaid expenses and other current assets	1,344	890
Current assets of discontinued operations	41	376

Total current assets	10,149	14,050
Noncurrent inventories and film costs	4,920	4,597
Investments, including available-for-sale securities	3,554	3,495
Property, plant and equipment, net	16,016	12,896
Intangible assets subject to amortization, net	5,247	3,476
Intangible assets not subject to amortization	46,543	37,367
Goodwill	41,256	40,139
Other assets	2,896	3,119
Noncurrent assets of discontinued operations	—	3,605

Total assets	$130,581	$122,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,072	$1,194
Participations payable	2,058	2,401
Royalties and programming costs payable	1,091	937
Deferred revenue	1,571	1,463
Debt due within one year	101	92
Other current liabilities	5,673	6,113
Current liabilities of discontinued operations	63	328

Total current liabilities	11,629	12,528
Long-term debt	33,255	20,238
Deferred income taxes	13,424	12,146
Deferred revenue	607	681
Mandatorily redeemable preferred membership units issued by a subsidiary	300	—
Other liabilities	5,593	5,454
Noncurrent liabilities of discontinued operations	17	863
Minority interests	3,976	5,729
Commitments and contingencies (Note 12)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 18.8 and 87.2 million shares issued and outstanding	—	1
Time Warner common stock, $0.01 par value, 4.812 and 4.706 billion shares issued and 3.983 and 4.498 billion shares outstanding	48	47
Paid-in-capital	171,753	168,726
Treasury stock, at cost (828.7 and 208.0 million shares)	(16,190)	(5,463)
Accumulated other comprehensive income (loss), net	170	(64)
Accumulated deficit	(94,001)	(98,142)

Total shareholders’ equity	61,780	65,105

Total liabilities and shareholders’ equity	$130,581	$122,744

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions, except per share amounts)
Revenues:
Subscription	$6,148	$5,378	$17,334	$16,177
Advertising	2,060	1,762	6,084	5,406
Content	2,388	2,821	7,450	8,471
Other	316	283	890	824

Total revenues(a)	10,912	10,244	31,758	30,878
Costs of revenues(a)	(6,251)	(5,909)	(17,880)	(17,802)
Selling, general and administrative(a)	(2,523)	(2,524)	(7,718)	(7,631)
Amortization of intangible assets	(169)	(141)	(434)	(438)
Amounts related to securities litigation and government investigations	(29)	(16)	(90)	(3,025)
Merger-related, restructuring and shutdown costs	(73)	(5)	(205)	(28)
Asset impairments	(200)	—	(200)	(24)
Gains on disposal of assets, net	—	—	22	18

Operating Income	1,667	1,649	5,253	1,948
Interest expense, net(a)	(479)	(282)	(1,115)	(952)
Other income, net	714	9	1,074	1,109
Minority interest expense, net	(89)	(63)	(265)	(171)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,813	1,313	4,947	1,934
Income tax provision	(452)	(486)	(1,563)	(657)

Income before discontinued operations and cumulative effect of accounting change	1,361	827	3,384	1,277
Discontinued operations, net of tax	961	26	1,390	90

Income before cumulative effect of accounting change	2,322	853	4,774	1,367
Cumulative effect of accounting change, net of tax	—	—	25	—

Net income	$2,322	$853	$4,799	$1,367

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.34	$0.18	$0.79	$0.27
Discontinued operations	0.23	—	0.33	0.02
Cumulative effect of accounting change	—	—	0.01	—

Basic net income per common share	$0.57	$0.18	$1.13	$0.29

Average basic common shares	4,048.8	4,683.4	4,258.7	4,652.4

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.33	$0.18	$0.79	$0.27
Discontinued operations	0.24	—	0.32	0.02
Cumulative effect of accounting change	—	—	0.01	—

Diluted net income per common share	$0.57	$0.18	$1.12	$0.29

Average diluted common shares	4,084.4	4,723.6	4,296.7	4,722.7

Cash dividends declared per share of common stock	$0.055	$0.05	$0.155	$0.05

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$97	$78	$252	$210
Costs of revenues	(45)	(44)	(154)	(143)
Selling, general and administrative	5	10	25	28
Interest income, net	15	10	39	25
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited)

	2006	2005
		(recast)
	(millions)
OPERATIONS
Net income(a)	$4,799	$1,367
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	—
Depreciation and amortization	2,528	2,332
Amortization of film costs	2,301	2,395
Asset impairments	200	24
Gain on investments and other assets, net	(1,047)	(1,081)
Equity in income of investee companies, net of cash distributions	(34)	(24)
Equity-based compensation	212	286
Amounts related to securities litigation and government investigations(b)	(177)	2,700
Changes in operating assets and liabilities, net of acquisitions	(932)	(2,577)
Adjustments relating to discontinued operations(a)	(1,255)	95

Cash provided by operations(c)	6,570	5,517

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(12,182)	(491)
Investment in Wireless Spectrum Joint Venture	(182)	—
Capital expenditures and product development costs	(2,677)	(2,151)
Capital expenditures from discontinued operations	(56)	(108)
Investment proceeds from available-for-sale securities	42	991
Other investment proceeds	3,074	414

Cash used by investing activities	(11,981)	(1,345)

FINANCING ACTIVITIES
Borrowings	15,580	7
Debt repayments	(2,551)	(1,908)
Proceeds from exercise of stock options	378	275
Excess tax benefit on stock options	61	80
Principal payments on capital leases	(64)	(94)
Repurchases of common stock	(10,659)	(485)
Issuance of mandatorily redeemable preferred membership units by a subsidiary	300	—
Dividends paid	(658)	(235)
Other	(18)	8

Cash provided (used) by financing activities	2,369	(2,352)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,042)	1,820
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,220	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$1,178	$7,959

(a)	The nine months ended September 30, 2006 and 2005 include net income from discontinued operations of $1.390 billion and $90 million, respectively. After considering adjustments related to discontinued operations, net cash flows from discontinued operations were $135 million and $185 million for the nine months ended September 30, 2006 and 2005, respectively.

(b)	The nine months ended September 30, 2005 includes a $300 million payment related to the government investigations.

(c)	The nine months ended September 30, 2006 and 2005 include an approximate $181 million source of cash and $36 million use of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30,
(Unaudited)

	2006	2005
		(recast)
	(millions)
BALANCE AT BEGINNING OF PERIOD	$65,105	$63,297
Net income	4,799	1,367
Other comprehensive income (loss)	234	(7)

Comprehensive income(a)	5,033	1,360
Conversion of mandatorily convertible preferred stock	—	1,500
Cash dividends ($0.155 and $0.05 per common share)	(658)	(235)
Common stock repurchases	(10,722)	(525)
Gain on Time Warner Cable stock issuance	1,771	—
Gain on AOL stock issuance	801	—
Other(b)	450	422

BALANCE AT END OF PERIOD	$61,780	$65,819

(a)   Comprehensive income (loss) was $2.341 billion and $1.322 billion for the three months ended September 30, 2006 and 2005, respectively.
(b)   For the nine months ended September 30, 2006, includes approximately $373 million pursuant to stock option and other benefit plans and an approximate $17 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $7 million). For the nine months ended September 30, 2005, primarily includes approximately $439 million pursuant to stock option and other benefit plans and an approximate $23 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of related income tax benefit of approximately $9 million).
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
Amounts Related to Securities Litigation
     As previously disclosed, in July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 12 to the accompanying consolidated financial statements. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also agreed to a settlement in this litigation matter and paid $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid into an SEC Fair Fund as a condition of the settlement of its Securities and Exchange Commission (“SEC”) investigation will be distributed to investors through the settlement pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006. The administration of the settlement is ongoing.
     During the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters (including suits brought by individual shareholders) described in Note 12 to the accompanying consolidated financial statements that are pending against the Company. As of October 30, 2006, the Company has reached agreements to resolve the actions alleging violations of the Employee Retirement Income Security Act (“ERISA”) and the derivative actions, both of which have received final court approval, as well as certain of the individual suits. The administration of the settlement of the ERISA action is ongoing. Of the $600 million reserve, through October 30, 2006, the Company has paid, or has agreed to pay, approximately $354 million, after considering probable insurance recoveries, to settle certain of these claims. The Company also has engaged in, or may in the future engage in, mediation in an attempt to resolve the remaining cases brought by shareholders who elected to “opt out” of the settlement in the consolidated securities class action. The mediation efforts conducted to date have not been fruitful in certain of these matters, and trials are expected in certain of these matters during 2007. In these matters, plaintiffs have claimed several billion dollars in aggregated damages. The Company intends to defend these lawsuits vigorously, including through trial. It is possible, however, that the ultimate amount paid to resolve all unsettled litigation in these matters could be materially greater than the remaining reserve (Note 12).
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries of $4 million and $57 million for the three and nine months ended September 30, 2006, respectively, and $5 million and $21 million for the three and nine months ended September 30, 2005, respectively. In 2005, the Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in the fourth quarter of 2005, the Company recorded a recovery of approximately $185 million (bringing the total 2005 recoveries to $206 million), which was collected in the first quarter of 2006.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Government Investigations
     As previously disclosed by the Company, the DOJ and the SEC have resolved their investigations into the accounting and disclosure practices of the Company, the former through a deferred prosecution agreement entered into in December 2004 for a two-year period, and the latter through a settlement agreement that was approved by the SEC in March 2005. These resolutions are described in more detail in “Management’s Discussion and Analysis – Other Recent Developments – Government Investigations” in the amendment to the Company’s annual report on Form 10-K for the year ended December 31, 2005 that was filed with the SEC on September 13, 2006 (the “2005 Form 10-K”). Historical accounting adjustments related to the SEC settlement were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
     Under the terms of the Company’s settlement with the SEC, the Company agreed to the appointment of an independent examiner to review whether the Company’s historical accounting for transactions with 17 counterparties, which were identified by the SEC staff, was in conformity with GAAP. The transactions subject to review were entered into between June 1, 2000 and December 31, 2001 (but including subsequent amendments thereto), and principally involved online advertising revenues, as well as three cable programming affiliation agreements with related advertising elements. Revenue related to the 17 transactions principally was recognized prior to January 1, 2002. During the third quarter of 2006, the independent examiner completed his review and, in accordance with the terms of the SEC settlement, provided a report to the Company’s audit and finance committee of his conclusions. As a result of the conclusions, the Company’s consolidated financial results were restated for each of the years ended December 31, 2000 through December 31, 2005 and for the three months ended March 31, 2006 and the three and six months ended June 30, 2006. The impact of the adjustments is reflected in the 2005 Form 10-K and amendments to the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 (the “March 2006 Form 10-Q” and the “June 2006 Form 10-Q,” respectively) that were filed with the SEC on September 13, 2006.
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
     The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions pursuant to the SEC’s Staff Accounting Bulletin (“SAB”) No. 51, Accounting for the Sales of Stock of a Subsidiary (“SAB 51”).
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2006 presentation.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interim Financial Statements
     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the 2005 Form 10-K.
Income Per Common Share
     Basic income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. Diluted income per common share adjusts basic income per common share for the effects of convertible securities, stock options, restricted stock, restricted stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions, except per share amounts)
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$1,361	$827	$3,384	$1,277

Average number of common shares outstanding — basic	4,048.8	4,683.4	4,258.7	4,652.4
Dilutive effect of stock options, restricted shares and restricted stock units	35.6	40.2	38.0	43.0
Dilutive effect of mandatorily convertible preferred stock	—	—	—	27.3

Average number of common shares outstanding— diluted	4,084.4	4,723.6	4,296.7	4,722.7

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.34	$0.18	$0.79	$0.27

Diluted	$0.33	$0.18	$0.79	$0.27

Changes in Basis of Presentation
     The 2005 financial statements have been recast so that the basis of presentation is consistent with that of 2006. Specifically, the amounts have been recast for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), a change in accounting principle for recognizing programming inventory costs at HBO and the presentation of certain businesses sold as discontinued operations.
Discontinued Operations
     As discussed more fully in Note 3 and Note 4, the Company has reflected the operations of the Transferred Systems (as defined in Note 3 below), Time Warner Book Group (“TWBG”) and the Turner South network (“Turner South”) as discontinued operations for all periods presented.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123. The Company also has made certain immaterial corrections to the amounts presented in prior years. Such corrections involved recording approximately $58 million of tax expense related to deferred income taxes on stock options for the year ended December 31, 2005, and other corrections related to the expensing of stock options that had an aggregate effect of approximately $70 million, net of tax, over a ten-year period ended December 31, 2002, and approximately $20 million, net of tax, over the three-year period ended December 31, 2005. The following tables set forth the increase (decrease) to the Company’s consolidated statements of operations and balance sheets as a result of the adoption of FAS 123R for the three and nine months ended September 30, 2005 and for the years ended December 31, 2005 and 2004 (in millions, except per share amounts):

	Impact of Change for Adoption of FAS 123R
	For the Three	For the Nine Months
	Months Ended	Ended	For the Year Ended
	September 30, 2005	September 30, 2005	December 31, 2005	December 31, 2004
	(millions, except per share amounts)
Consolidated Statement of Operations
Operating Income	$(64)	$(260)	$(319)	$(545)
Income before income taxes, discontinued operations and cumulative effect of accounting change	(62)	(250)	(307)	(530)
Net income	(38)	(209)	(244)	(306)
Net income per share (basic)	$(0.01)	$(0.04)	$(0.05)	$(0.07)
Net income per share (diluted)	$(0.01)	$(0.04)	$(0.05)	$(0.07)

	Impact of Change
	for adoption of FAS 123R
	December 31, 2005	December 31, 2004
	(millions)
	increase (decrease)
Consolidated Balance Sheet
Deferred income tax liabilities, net	$(2,206)	$(2,360)
Minority interest, net	(37)	(30)
Shareholders’ equity	2,243	2,390
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accordingly, a pretax cumulative effect adjustment totaling $40 million ($25 million, net of tax) has been recorded for the nine months ended September 30, 2006 to adjust for awards granted prior to January 1, 2006 that are not expected to vest.
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
     Since this change involves a revision to an inventory costing principle, the change is reflected retrospectively for all prior periods presented, including the impact that such a change has on retained earnings for the earliest year presented. Although it was not practical for the Company to continue to calculate its programming costs using the prior methodology, the Company believes that the statement of operations for the three and nine months ended September 30, 2006 would not have been materially different if the prior methodology had been applied. The following tables set forth certain changes to the Company’s consolidated statements of operations and balance sheets as a result of the change in the method of accounting for HBO’s programming inventory costs for the three and nine months ended September 30, 2005 and for the years ended December 31, 2005 and 2004:

	Three Months Ended September 30, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(5,894)	$(15)	$(5,909)
Operating Income	1,664	(15)	1,649
Income before income taxes, discontinued operations and cumulative effect of accounting change	1,328	(15)	1,313
Net income	863	(10)	853
Net income per share (basic)	$0.18	$—	$0.18
Net income per share (diluted)	$0.18	$—	$0.18

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	Nine Months Ended September 30, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(17,843)	$41	$(17,802)
Operating Income	1,907	41	1,948
Income before income taxes, discontinued operations and cumulative effect of accounting change	1,893	41	1,934
Net income	1,342	25	1,367
Net income per share (basic)	$0.29	$—	$0.29
Net income per share (diluted)	$0.28	$0.01	$0.29

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(24,400)	$(8)	$(24,408)
Operating Income	3,992	(8)	3,984
Income before income taxes, discontinued operations and cumulative effect of accounting change	3,607	(8)	3,599
Net income	2,676	(5)	2,671
Net income per share (basic)	$0.57	$—	$0.57
Net income per share (diluted)	$0.57	$—	$0.57

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	Year Ended December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions, except per share amounts)
Consolidated Statement of Operations
Costs of revenues	$(23,887)	$31	$(23,856)
Operating Income	5,471	31	5,502
Income before income taxes, discontinued operations and cumulative effect of accounting change	4,259	31	4,290
Net income	3,089	19	3,108
Net income per share (basic)	$0.68	$—	$0.68
Net income per share (diluted)	$0.66	$—	$0.66

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	December 31, 2005
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions)
Consolidated Balance Sheet
Inventories (current and non current)	$6,347	$291	$6,638
Accumulated deficit	(98,325)	183	(98,142)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.

	December 31, 2004
		Impact of
	As Reported(a)	Change	As Adjusted
	(millions)
Consolidated Balance Sheet
Inventories (current and noncurrent)	$6,101	$304	$6,405
Accumulated deficit	(100,535)	188	(100,347)

(a)	Amounts have been adjusted to reflect the impact of adopting FAS 123R and reflecting certain businesses as discontinued operations.
Recent Accounting Standards
Accounting For Sabbatical Leave and Other Similar Benefits
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
period during which the employee earns the benefit. The provisions of EITF 06-02 will be effective for Time Warner as of January 1, 2007 and will impact the accounting for certain of the Company’s employment arrangements. The cumulative impact of this guidance, which will be applied retrospectively to all prior periods, is expected to result in a reduction to retained earnings on January 1, 2007 of approximately $63 million ($39 million, net of tax). The retrospective impact on Operating Income for calendar years 2006, 2005 and 2004 is expected to be approximately $6 million, $6 million and $8 million, respectively.
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
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Time Warner as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
Consideration Given By a Service Provider to Manufacturers or Resellers of Equipment
     In September 2006, the EITF reached a consensus on EITF Issue No. 06-01, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-01”). EITF 06-01 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. EITF 06-01 will be effective for Time Warner as of January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.
Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Time Warner in the fourth quarter of 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
     In September 2006, the FASB issued FASB Statement No. 158, Employers’Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS 158 will be effective for Time Warner as of December 31, 2006 and applied prospectively. Using information as of the Company’s last measurement date, December 31, 2005, the Company would have recorded an after-tax decrease of approximately $600 million in other comprehensive income in shareholders’ equity. These amounts may change when the Company actually adopts FAS 158 on December 31, 2006, as a result of changes in the underlying market information during the past year.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Fair Value Measurements
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for Time Warner on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.
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
     Time Warner also has various restricted stock plans for employees and non-employee directors. Under these plans, shares of common stock or restricted stock units (“RSUs”) are granted, which vest generally between three to five years from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the nine months ended September 30, 2006, the Company issued approximately 3.9 million RSUs at a weighted-average fair value of $17.39 per unit. For the nine months ended September 30, 2005, the Company issued approximately 3.6 million RSUs at a weighted-average fair value of $17.95 per unit.
     Upon the exercise of a stock option award, the vesting of a RSU or the grant of restricted stock, common shares are issued from authorized but unissued shares or from treasury stock. At September 30, 2006 and December 31, 2005, the Company had approximately 829 million and 208 million shares of treasury stock, respectively. As noted in Note 8, for the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company has repurchased approximately 620 million and 126 million, respectively, shares of common stock pursuant to a Board-approved stock repurchase program.
     Certain information for stock-based compensation plans for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(millions)		(millions)
Compensation Cost Recognized:
Stock option plans	$40	$62	$161	$254
Restricted stock and restricted stock units	11	9	51	26
Stock purchase plan(a)	—	2	—	6

Total	$51	$73	$212	$286

Tax benefit recognized	$19	$28	$79	$108

(a)	Prior to 2006, the Company had a compensatory Stock Purchase Plan that provided certain employees in the AOL division with the ability to purchase Company stock at a 15% discount. In late 2005, the plan was amended to reduce the discount to 5% and is no longer a compensatory Stock Purchase Plan under applicable accounting literature.
     Other information pertaining to each category of stock-based compensation appears below.
Stock Option Plans
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB No. 107, Share-Based Payment. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company considers implied volatilities from traded options as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. The Company evaluated the historical exercise behaviors of five employee groups, one of which related to retirement-eligible employees while the other four of which were segregated based on the number of options granted, when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

	Nine Months Ended September 30,
	2006	2005
Expected volatility	22.2%	24.5%
Expected term to exercise from grant date	5.07 years	4.79 years
Risk-free rate	4.6%	3.9%
Expected dividend yield	1.1%	0.06%
The following table summarizes information about stock options outstanding at September 30, 2006:

			Weighted-
			Average
	Number	Weighted-	Remaining
	of Options	Average	Contractual	Aggregate
	as of	Exercise	Life (In	Intrinsic
Options	September 30,	Price	Years)	Value
	(thousands)			(thousands)
Outstanding at January 1, 2006	590,687	$30.48
Granted	54,140	17.38
Exercised	(37,054)	10.97
Forfeited or expired	(48,448)	38.23

Outstanding at September 30, 2006	559,325	29.84	5.27	$854,551

Exercisable at September 30, 2006	430,604	33.75	4.34	$660,145

     At September 30, 2006, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of options vested and expected to vest approximate amounts for options outstanding. As of September 30, 2006, approximately 227 million shares were available for future grants of stock options, including 150 million shares pursuant to the Company’s 2006 Stock Incentive Plan. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2006, prior to the consideration of expected forfeitures is approximately $299 million and is expected to be recognized over a weighted-average period of 2 years.
     The weighted-average fair value of an option granted during the nine months ended September 30, 2006 and 2005 was $4.46 ($2.77 net of taxes) and $5.11 ($3.12, net of taxes), respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $207 million and $326 million, respectively. Cash received from the exercise of stock options was $378 million and $275 million for the nine months ended September 30, 2006 and 2005, respectively. The tax benefits realized from stock options exercised in the nine months ended September 30, 2006 and 2005 were approximately $79 million and $127 million, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Restricted Stock and Restricted Stock Unit Plans
The following table summarizes information about restricted stock and RSUs unvested at September 30, 2006:

		Weighted-
	Number of	Average
	Shares/Units	Grant Date
Restricted Stock and Restricted Stock Units	as of September 30,	Fair Value
	(thousands)
Unvested at January 1, 2006	7,960	$16.32
Granted	3,919	17.39
Vested	(1,052)	12.54
Forfeited	(266)	17.22

Unvested at September 30, 2006	10,561	17.07

     At September 30, 2006, the intrinsic value of restricted stock and restricted stock unit awards is approximately $180 million. Total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2006 prior to the consideration of expected forfeitures is approximately $82 million and is expected to be recognized over a weighted-average period of 2 years. The fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2006 was approximately $19 million.
3. TIME WARNER CABLE INC.
Adelphia Acquisition and Related Transactions
     On July 31, 2006, a subsidiary of Time Warner Cable Inc., Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable systems of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). At the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing approximately 16% of Time Warner Cable Inc.’s (together with its subsidiaries, “TWC”) outstanding common stock valued at $5.5 billion for the Adelphia assets it acquired. The valuation of $5.5 billion for the approximately 16% interest in TWC as of July 31, 2006 was determined by a third party using a discounted cash flow and market comparable valuation model. In accordance with SAB 51, in the third quarter of 2006, the Company recognized a gain of approximately $1.771 billion, related to the shares of TWC Class A common stock issued in the Adelphia Acquisition, which has been reflected in shareholders’ equity as an adjustment to paid-in-capital.
     On July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving approximately 589,000 subscribers, with an estimated fair value of approximately $2.5 billion, as determined by a third party using a discounted cash flow and market comparable valuation model, and approximately $1.9 billion in cash (the “TWC Redemption”). In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding both cable systems serving approximately 162,000 subscribers, with an estimated fair value of approximately $630 million, as determined by a third party using a discounted cash flow and market comparable valuation model, and approximately $147 million in cash (the “TWE Redemption” and, together with the TWC Redemption, the “Redemptions”). For accounting purposes, the Redemptions were treated as an acquisition of Comcast’s minority interests in TWC and TWE and a sale of the cable systems that were transferred to Comcast. The purchase of the minority interests resulted in a reduction of goodwill of $730 million related to the excess of the carrying value of the Comcast minority interests over the total fair value of the Redemptions. In addition, the sale of the cable systems resulted in an after-tax gain of $930 million which is comprised of a $113 million pretax gain (calculated as the difference between the carrying value of the systems acquired by Comcast in the Redemptions totaling $2.987 billion and the estimated fair value of $3.100 billion) and the net reversal of deferred tax liabilities of approximately $817 million.
     Following the Adelphia Acquisition, on July 31, 2006, subsidiaries of TW NY and subsidiaries of Comcast also exchanged cable systems each with an estimated value of $8.7 billion, as determined by a third party using a discounted cash flow and market comparable valuation model, to enhance the respective geographic clusters of subscribers of TWC and Comcast (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”), and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. The Exchange was accounted for as a purchase of cable

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
systems from Comcast and a sale of TW NY’s cable systems to Comcast. The systems exchanged by TW NY include Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) and systems acquired from Adelphia. The Company did not record a gain or loss on systems TW NY acquired from Adelphia and transferred to Comcast in the Exchange because such systems were recorded at fair value in the Adelphia Acquisition. The Company did, however, record a pretax gain of $32 million ($25 million net of tax) on the Exchange related to the disposition of Urban Cable. This gain is included as a component of discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2006.
     The purchase price for each of the Adelphia Acquisition and the Exchange is as follows (millions):

Cash consideration for the Adelphia Acquisition	$8,935
Fair value of equity consideration for the Adelphia Acquisition	5,500
Fair value of Urban Cable	190
Other costs	226

Total	$14,851

     Other costs consists of (i) a contractual closing adjustment totaling $67 million relating to the Exchange, (ii) $104 million of estimated total transaction costs incurred through September 30, 2006 and (iii) $55 million of transaction-related taxes.
     The preliminary purchase price allocation for the Adelphia Acquisition and the Exchange are as follows (millions):

		Depreciation
		Amortization
		Periods(a)
Intangible assets not subject to amortization (cable franchise rights)	$10,413	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	880	4 years
Property, plant and equipment (primarily cable television equipment)	2,473	1-20 years
Other assets	132	not applicable
Goodwill	1,140	non-amortizable
Liabilities	(187)	not applicable

Total	$14,851

(a)	Intangible assets and goodwill associated with the Adelphia Acquisition are deductible over a 15-year period for tax purposes.
     The allocation of the purchase price is based on a preliminary estimate and is subject to change based on the completion of a final third party valuation analysis.
     In connection with the closing of the Adelphia Acquisition, the $8.9 billion cash payment was funded by borrowings under TWC’s $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”) and TWC’s two $4.0 billion term loan facilities (collectively with the Cable Revolving Facility, the “Cable Facilities”), with maturity dates of February 24, 2009 and February 21, 2011, respectively, and the issuance of TWC commercial paper and the proceeds of the private placement issuance by TW NY of $300 million of non-voting Series A Preferred Equity Membership Units with a mandatory redemption date of August 1, 2013 and a cash dividend rate of 8.21% per annum. In connection with the TWC Redemption, the $1.9 billion in cash was funded through the issuance of TWC commercial paper and borrowings under the Cable Revolving Facility. In addition, in connection with the TWE Redemption, the $147 million in cash was funded by the repayment of a pre-existing loan TWE had made to TWC (which repayment TWC funded through the issuance of commercial paper and borrowings under the Cable Revolving Facility).
     The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the accompanying consolidated statement of operations since the closing of the transactions on July 31, 2006. The systems transferred in connection with the Redemptions and the Exchange (the “Transferred Systems”), including the gains discussed above, have been reflected as discontinued operations in the accompanying consolidated statement of operations for all periods presented. See Note 4 for additional information regarding the discontinued operations.
     The following schedule presents 2006 and 2005 supplemental pro forma information as if the Adelphia/Comcast Transactions had occurred on January 1, 2005. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what Time Warner’s future financial condition or operating results will be after giving effect to the Adelphia/Comcast Transactions and does not reflect actions that may be

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this information does not reflect financial and operating benefits TWC expects to realize as a result of the Adelphia/Comcast Transactions (millions, except per share data).

	Pro Forma		Pro Forma
	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05

Revenues	$11,224	$11,107	$33,930	$33,476
Costs of revenues(a)	(5,730)	(5,833)	(17,229)	(17,601)
Selling, general and administrative expenses(a)	(2,465)	(2,551)	(7,733)	(7,720)
Other, net(b)	(302)	(25)	(482)	(3,063)

Operating Income before Depreciation and Amortization	2,727	2,698	8,486	5,092
Depreciation	(834)	(815)	(2,433)	(2,389)
Amortization	(188)	(196)	(563)	(603)

Operating Income	1,705	1,687	5,490	2,100
Interest expense, net	(533)	(443)	(1,492)	(1,437)
Other income (expense), net	634	(34)	844	968

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,806	1,210	4,842	1,631
Income tax provision	(450)	(448)	(1,528)	(546)

Income before discontinued operations and cumulative effect of accounting change	$1,356	$762	$3,314	$1,085

Basic net income per common share before discontinued operations and cumulative effect of accounting change	$0.33	$0.16	$0.78	$0.23
Diluted net income per common share before discontinued operations and cumulative effect of accounting change	$0.33	$0.16	$0.77	$0.23

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
(b)	Other, net includes asset impairments recorded at the acquired systems of $4 million for the three months ended September 30, 2005 and $9 million and $4 million for the nine months ended September 30, 2006 and 2005, respectively.
     As a result of the closing of the Adelphia/Comcast Transactions, TWC gained systems with approximately 3.2 million net basic video subscribers. Following the closing, Time Warner owns approximately 84% of TWC’s outstanding common stock (including approximately 83% of the outstanding TWC Class A common stock and all outstanding shares of TWC Class B common stock), as well as an indirect approximately 12% non-voting interest in TW NY, a subsidiary of TWC. The remaining approximately 16% of TWC’s outstanding common stock is held by Adelphia. Comcast no longer has an interest in TWC or TWE.
     At the closing of the Adelphia Acquisition, Adelphia and TWC entered into a registration rights and sale agreement (the “RRA”). Under the RRA, Adelphia is required to sell, in a registered underwritten public offering (the “Offering”), at least one-third of the shares of TWC Class A common stock it received in the Adelphia Acquisition within three months following the effectiveness of a registration statement filed by TWC to effect such sale, subject to customary rights to delay for a limited period of time under certain circumstances. TWC is required to use its commercially reasonable efforts to (i) file a registration statement covering these shares as promptly as practicable and (ii) cause the registration statement to be declared effective as promptly as practicable after filing, but in any event not later than January 31, 2007. On October 18, 2006, TWC filed a registration statement relating to the Offering with the SEC. Any shares received by Adelphia in the Adelphia Acquisition that are not included in the Offering are expected to be distributed to Adelphia’s creditors pursuant to a subsequent plan of reorganization under Chapter 11 of the Bankruptcy Code (the “Remainder Plan”) to be filed by Adelphia with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). If a Remainder Plan meeting specified requirements is consummated prior to the closing of the Offering, the shares of TWC Class A common stock received by Adelphia in the Adelphia Acquisition would be distributed to Adelphia’s creditors under Section 1145 of the Bankruptcy Code in accordance with the terms of such plan and the Offering would not occur. The shares distributed to Adelphia’s creditors under the Remainder Plan would be freely transferable, subject to certain exceptions.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
FCC Order Approving the Transactions with Adelphia and Comcast
     In its order approving the Adelphia Acquisition, the Federal Communications Commission (the “FCC”) imposed conditions on TWC related to regional sports networks (“RSNs”), as defined in the order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the order provides that neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any multichannel video programming distributor (“MVPD”). Moreover, TWC may not unduly or improperly influence: (i) the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or (ii) the prices, terms, and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD. If an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration of the dispute. In addition, if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute. With respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration of the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The application and scope of these conditions, which will expire in July 2011, have not yet been tested. TWC retains the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.
Dissolution of Texas/Kansas City Cable Joint Venture
     As previously reported, following restructurings in 2004 and 2005, Texas and Kansas City Cable Partners, L.P. (“TKCCP”) is a 50-50 joint venture between Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (a partnership of TWE and the Advance/Newhouse Partnership) and Comcast. In accordance with the terms of the TKCCP partnership agreement, on July 3, 2006, Comcast notified TWC of its election to trigger the dissolution of the partnership and its decision to allocate all of TKCCP’s debt, which totaled approximately $2 billion, to the pool of assets consisting of the Houston cable systems. On August 1, 2006, TWC notified Comcast of its election to receive the pool of assets consisting of the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City pool”), which served approximately 782,000 basic video subscribers as of September 30, 2006. As a result, Comcast will receive the pool of assets consisting of the Houston cable systems, which served approximately 791,000 basic video subscribers as of September 30, 2006. On October 2, 2006, TWC received approximately $630 million from Comcast due to the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston cable systems. The consummation of the dissolution of TKCCP is subject to customary closing conditions, including regulatory and franchise review and approvals. It is expected that the dissolution of TKCCP will be completed by the end of the first quarter of 2007. Upon the closing, the Company will begin consolidating the results of the Kansas City pool. Effective July 1, 2006, TWC owns 100% of the economic interest in the Kansas City pool (and recognizes such interest pursuant to the equity method of accounting), and it is no longer entitled to any economic benefits of ownership from the Houston cable systems.
     Previously, TWC received a management fee from TKCCP for management services provided to the partnership. Such management fees totaled approximately $50 million annually, approximately half of which were attributable to the Kansas City pool and the other half of which were attributable to the Houston cable systems. Effective August 1, 2006, the Company is no longer receiving such management fees. TWC also receives fees from TKCCP for providing high-speed data network services using infrastructure from its Road Runner service. The net fees associated with such services totaled approximately $62 million annually, with $32 million attributable to the Houston cable systems and $30 million attributable to the Kansas City pool. Upon receipt of final regulatory approvals of the dissolution, the Company will no longer receive the Road Runner service fees related to the Houston cable systems.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following schedule presents selected operating statement information of the Kansas City pool for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
	(millions)		(millions)
Revenues	$200	$173	$586	$514
Costs of revenues(a)	(103)	(85)	(300)	(258)
Selling, general and administrative expenses(a)(b)	(31)	(31)	(91)	(89)

Operating Income before Depreciation and Amortization	66	57	195	167
Depreciation	(30)	(34)	(88)	(94)
Amortization	—	—	(1)	(1)

Operating Income	$36	$23	$106	$72

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

(b)	Includes management fees paid to TWC totaling $2 million and $5 million for the three months ended September 30, 2006 and 2005, respectively, and $14 million and $15 million for the nine months ended September 30, 2006 and 2005, respectively.
4. BUSINESS ACQUISITIONS AND DISPOSITIONS
Sale of AOL’s European Access Businesses
     During September and October of 2006, the Company announced the sale of its AOL European access businesses. On September 17, 2006, the Company announced an agreement to sell AOL’s German access business to Telecom Italia S.p.A. for approximately $870 million in cash, subject to certain closing adjustments. On October 11, 2006, the Company announced an agreement to sell AOL’s U.K. access business to The Carphone Warehouse Group PLC for approximately $688 million in cash, subject to certain closing adjustments. On October 31, 2006, the Company completed the sale of AOL’s French access business to Neuf Cegetel S.A. for approximately $365 million in cash, subject to certain closing adjustments. The contractual sales prices for the German and U.K. transactions are denominated in Euros and British pounds, respectively, and, as a result, the U.S. dollar amounts presented are subject to change as a result of fluctuation in the exchange rates. The Company expects to record pretax gains on these sales ranging from approximately $1.3 billion to $1.5 billion (after taking into account selling costs). The assets and liabilities of the European access businesses of $601 million and $224 million, respectively, have been reflected as assets and liabilities held for sale as of September 30, 2006 and included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the accompanying consolidated balance sheet. The sales of AOL’s German and U.K. access businesses, which are subject to customary regulatory approvals, are expected to close in the fourth quarter of 2006 or the first quarter of 2007.
Warner Village Theme Parks
     On July 3, 2006, the Company sold its 50% interest in Warner Village Theme Parks (the “Theme Parks”), a joint venture operating theme parks in Australia, to Village Roadshow Limited (“Village”) for approximately $191 million in cash, which resulted in a pretax gain of approximately $157 million.
Sale of Turner South
     On May 1, 2006, the Company sold Turner South, a subsidiary of Turner Broadcasting System, Inc. (“Turner”), to Fox Cable Networks, Inc. for approximately $371 million in cash, resulting in a pretax gain of approximately $129 million. Turner South has been reflected as discontinued operations for all periods presented. A tax benefit of $21 million was also recognized on this transaction, resulting primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the tax gain on the transaction.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Summary of Discontinued Operations
     Financial data for the Transferred Systems, Turner South and TWBG operations, included in discontinued operations for the three and nine months ended September 30, 2006 and 2005, is as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues	$60	$294	$564	$887
Pretax income	150	42	563	147
Income tax benefit (provision)	811	(16)	827	(57)
Net income	961	26	1,390	90
     The tax benefit results primarily from the reversal of historical deferred tax liabilities that had been established on systems transferred to Comcast in the TWC Redemption, which was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended (“Section 355”). As a result, such liabilities were no longer required. The Company believes all requirements under Section 355 have been met. However, if the IRS were to succeed in challenging the tax-free characterization of the TWC Redemption, an additional cash tax liability of up to an estimated $900 million could result.
Court TV
     On May 12, 2006, the Company acquired the remaining 50% interest in Courtroom Television Network LLC (“Court TV”) that it did not already own from Liberty Media Corporation (“Liberty”) for $697 million in cash, net of cash acquired. As permitted by GAAP, Court TV results have been consolidated retroactive to the beginning of 2006. Previously, the Company had accounted for its investment using the equity method of accounting. The allocation of the Company’s purchase price is preliminary as the Company is performing a valuation analysis of the fair values of the identifiable tangible and intangible assets; however, the Company expects that intangible assets with finite lives will be identified in this process. Accordingly, as of September 30, 2006, approximately $859 million has been recorded as goodwill. For the three and nine months ended September 30, 2006, Court TV had revenues of $60 million and $187 million, respectively, and had an Operating Loss of $3 million and Operating Income of $19 million, respectively.
The WB Network
     On September 17, 2006, at the end of the 2005-2006 television season, Warner Bros. and CBS Corp. (“CBS”) ceased the stand-alone operations of The WB Network and UPN, respectively, and formed a new fully-distributed national broadcast network, called The CW. Warner Bros. and CBS each own 50% of the new network and have joint and equal control. In addition, Warner Bros. reached an agreement with Tribune Corp. (“Tribune”), a subordinated 22.25% limited partner in The WB Network, under which Tribune surrendered its ownership interest in The WB Network, was relieved of funding obligations and became one of the principal affiliate groups for the new network.
     The WB Network results for the three and nine months ended September 30, 2006 include shutdown costs of $38 million and $119 million, respectively, including $33 million and $87 million, respectively, related to the termination of certain programming arrangements (primarily licensed movie rights). Included in the costs to terminate programming arrangements is $18 million and $47 million for the three and nine months ended September 30, 2006, respectively, of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $15 million and $40 million for the three and nine months ended September 30, 2006, respectively. In addition, shutdown costs at The WB Network for the three and nine months ended September 30, 2006 include a benefit of $2 million and a net charge of $6 million, respectively, related to employee terminations and $7 million and $26 million, respectively, related to contractual settlements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company is accounting for its investment in The CW using the equity method of accounting. The Company views its interest in The CW to be the successor to the business previously conducted by The WB Network, and, as such, the Company’s remaining basis in The WB Network (including goodwill) is considered the beginning basis for its 50% interest in The CW. In conjunction with the formation and launch in September 2006 of The CW, the Company assessed The WB Network’s goodwill for impairment. Due to current ratings levels being lower than had been previously estimated and a projected increase in certain programming costs, the forecasted cash flows associated with the Company’s interest had declined. Upon the conclusion of its assessment, the Company determined in late October 2006 that The WB Network’s goodwill was impaired. Accordingly, for the three and nine months ended September 30, 2006, the Company has recorded a pretax impairment charge of $200 million to reduce the carrying value of The WB Network’s goodwill prior to its contribution to The CW. The estimate of fair value was determined using a discounted cash flow valuation methodology. The Company’s net investment in The CW is classified as Investments, including available-for-sale-securities in the accompanying consolidated balance sheet as of September 30, 2006.
AOL-Google Alliance
     During December 2005, the Company announced that AOL was expanding its strategic alliance with Google Inc. (“Google”) to enhance its global online advertising partnership and make more of AOL’s content available to Google users. In addition, Google agreed to invest $1 billion to acquire a 5% equity interest in a limited liability company that owns all of the outstanding equity interest in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements. Under the alliance, Google will continue to provide search technology to AOL’s network of Internet properties worldwide and provide AOL with an improved share in revenues generated through searches conducted on the AOL network, which AOL will continue to recognize as advertising revenue when such amounts are earned. Additionally, AOL will continue to pay Google a license fee for the use of its search technology, which AOL will continue to recognize as expense when such amounts have been incurred. Other key aspects of the alliance, and the related accounting, include:
•	AOL Marketplace. Creating an AOL Marketplace through white labeling of Google’s advertising technology, which enables AOL to sell search advertising directly to advertisers on AOL-owned properties. AOL will record as advertising revenue the sponsored-links advertising sold and delivered to third parties. Amounts paid to Google for Google’s share in the sponsored-links advertising sold on the AOL Marketplace will be accounted for by AOL as an expense in the period the advertising is delivered.

•	Distribution and Promotion. Providing AOL $300 million of marketing credits for promotion of AOL’s content on Google-owned Internet properties as well as $100 million of AOL/Google co-sponsored promotion of AOL properties. The Company believes that this is an advertising barter transaction in which distribution and promotion is being provided in exchange for AOL agreeing to dedicate its search business to Google on an exclusive basis. Because the criteria in EITF Issue No. 99-17, Accounting for Advertising Barter Transactions, for recognizing revenue have not been met, no revenue or expense will be recognized by AOL on this portion of the arrangement.

•	Google AIM Development. Enabling Google Talk and AIM instant messaging users to communicate with each other provided certain conditions are met. Because this agreement does not provide for any revenue share or other fees, there will be no accounting for this arrangement.
     AOL and Google also agreed to collaborate in the future to expand on the alliance, including the possible sale by AOL of display advertising on the Google network.
     On April 13, 2006, the Company completed its issuance of a 5% equity interest in AOL to Google for $1 billion in cash. In accordance with SAB 51, Time Warner recognized a gain of approximately $801 million, reflected in shareholders’ equity as an adjustment to paid-in capital in the second quarter of 2006.
5. TIME WARNER TELECOM
     As of December 31, 2005, wholly-owned subsidiaries of the Company owned a total of 50.4 million shares of Class B common stock of Time Warner Telecom Inc. (“TWT”), a publicly traded telecommunications company. The Company accounted for this investment using the equity method of accounting, and, as a result of the Company’s share in losses of TWT and impairment losses recognized in previous years, the carrying value of the investment was zero. In the first quarter of 2006, the Company’s subsidiaries participated as selling shareholders in a TWT secondary offering and converted approximately 17 million shares of Class B common stock into Class A common stock of TWT and sold the Class A common stock for approximately $239 million, net of underwriter commissions. In the third quarter of 2006, the Company’s subsidiaries participated as selling shareholders in an additional TWT secondary offering and converted the Company’s remaining investment of approximately 33 million shares of Class B common stock into Class A common stock of TWT. All of the Class A common stock was then sold for approximately $561 million, net of underwriter commissions. In

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
connection with these two offerings, the Company recognized pretax gains of approximately $561 million and approximately $800 million for the three and nine months ended September 30, 2006, respectively, which are included as a component of Other income, net, in the accompanying consolidated statement of operations.
6. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

	September 30,	December 31,
	2006	2005
		(recast)
Programming costs, less amortization	$2,982	$3,213
Videocassettes, DVDs, books, paper and other merchandise	379	410
Film costs — Theatrical:
Released, less amortization	564	724
Completed and not released	417	123
In production	943	782
Development and pre-production	61	80
Film costs — Television:
Released, less amortization	683	529
Completed and not released	228	230
In production	429	545
Development and pre-production	3	2

Total inventories and film costs(a)	6,689	6,638
Less: current portion of inventory(b)	(1,769)	(2,041)

Total noncurrent inventories and film costs	$4,920	$4,597

(a)	Does not include $2.739 billion and $2.903 billion of net film library costs as of September 30, 2006 and December 31, 2005, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.

(b)	Current inventory as of September 30, 2006 and December 31, 2005 is comprised of programming inventory at the Networks segment ($1.382 billion and $1.629 billion, respectively), books, magazines, paper and other merchandise at the Publishing segment ($170 million and $170 million, respectively), DVDs and videocassettes at the Filmed Entertainment segment ($216 million and $239 million, respectively) and general merchandise at the AOL segment ($1 million and $3 million, respectively).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS
     Financing capacity and long-term debt consists of:

	Weighted Average				Unamortized	2006
	Interest Rate at		2006		Discount on	Unused	Outstanding Debt
	September 30,		Committed	Letters of	Commercial	Committed	September 30,	December 31,
	2006	Maturities	Capacity	Credit(a)	Paper	Capacity	2006	2005
Cash and equivalents			$1,178	$—		$1,178
Bank credit agreement debt and commercial paper programs(b)	5.62%	2009-2011	21,000	239	$37	5,038	$15,686	$1,101
Fixed-rate public debt(b)(c)	7.37%	2007-2036	17,297	—	—	—	17,297	18,863
Other fixed-rate obligations(d)	8.00%		373	—	—	—	373	366

Subtotal			39,848	239	37	6,216	33,356	20,330
Debt due within one year(e)			(101)	—	—	—	(101)	(92)

Total			$39,747	$239	$37	$6,216	$33,255	$20,238

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(b)	The bank credit agreements, commercial paper programs and fixed-rate public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 9 years.

(c)	The Company has classified $1.546 billion in debt due in 2007 to long-term in the accompanying consolidated balance sheet to reflect management’s ability and intent to refinance the obligations on a long-term basis.

(d)	Includes capital lease obligations.

(e)	Debt due within one year primarily relates to capital lease obligations.
AOL Term Loan
     On April 13, 2006, TW AOL Holdings Inc., a wholly-owned subsidiary of Time Warner, entered into a $500 million term loan with a maturity date of April 13, 2009 (the “AOL Facility”). Simultaneous with the Google investment of $1 billion for a 5% equity interest in AOL Holdings LLC, a subsidiary of TW AOL Holdings Inc. and the parent of AOL, the obligations under the AOL Facility were assigned by TW AOL Holdings Inc. to AOL Holdings LLC and by AOL Holdings LLC to AOL. The AOL Facility was not guaranteed by Time Warner. Borrowings under the AOL Facility accrued interest at LIBOR plus 0.45% per annum, based on the credit rating of Time Warner. The AOL Facility included a maximum leverage ratio covenant restricting consolidated total debt of AOL to 4.5 times the consolidated EBITDA (as defined in the credit agreement) of AOL (excluding AOL guarantees of Time Warner’s and certain of Time Warner’s other subsidiaries’ debt obligations). The AOL Facility did not contain any credit ratings-based defaults or covenants or any ongoing covenant or representation specifically relating to a material adverse change in Time Warner’s or AOL’s financial condition or results of operations. The proceeds of the AOL Facility were used to pay off $500 million of the $1 billion aggregate principal amount of 6.125% Time Warner notes, which became due on April 15, 2006. On August 13, 2006, AOL completed the repayment in full of all of its obligations under the AOL Facility.
8. SHAREHOLDERS’ EQUITY
Shares Authorized and Outstanding
     As of September 30, 2006, shareholders’ equity of Time Warner included 18.8 million shares of Series LMCN-V common stock and 3.983 billion shares of common stock (net of approximately 829 million shares of common stock held in treasury). As of September 30, 2006, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive provisions have been met.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the first nine months of 2006, 68.4 million shares of Series LMCN-V common stock were converted into 68.4 million shares of common stock.
Turner FTC Consent Decree
     As previously reported, Time Warner is subject to the terms of a consent decree (the “Turner Consent Decree”) entered into in connection with the FTC’s approval of the acquisition of Turner by Historic TW Inc. (“Historic TW”) in 1996. The Turner Consent Decree required, among other things, that any Time Warner stock held by Liberty be non-voting stock, except that it would be entitled to a vote of 1/100 of a vote per share when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of the stock. On February 16, 2006, Liberty filed a petition with the FTC seeking to terminate the Turner Consent Decree as it applies to Liberty, including all voting restrictions on its Time Warner stock holdings. On June 14, 2006, the FTC issued an order granting Liberty’s petition. As a result, Liberty now has the ability to request that the shares of Series LMCN-V common stock it holds be converted into shares of common stock of Time Warner. At Liberty’s request, on August 4, 2006, Time Warner converted 49,115,656 shares of Series LMCN-V common stock held by Liberty into shares of Time Warner common stock, and on August 14, 2006, Time Warner converted 24,744,621 shares of Series LMCN-V common stock held by Liberty into shares of Time Warner common stock. Immediately following the second conversion, and as of October 31, 2006, Liberty held 18,784,759 shares of Series LMCN-V common stock.
Common Stock Repurchase Program
     Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases will be based on a number of factors, including price and business and market conditions. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1, and expects it will have purchased at least $15 billion of its common stock under the program by the end of 2006, and the remainder in 2007. From the program’s inception through September 30, 2006, the Company repurchased approximately 746 million shares of common stock for approximately $13 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, including approximately 208 million shares of common stock for approximately $3.6 billion purchased pursuant to the prepaid stock repurchase contracts discussed in the following paragraph.
     In May 2006, in connection with the Company’s stock repurchase program, the Company entered into prepaid stock repurchase contracts with a number of counterparties that provided for repurchases to be effected over a three-month period, or longer, depending on the share price of the Company’s common stock. In connection with entering into the prepaid stock repurchase contracts, the Company made an aggregate payment of approximately $3.6 billion and received shares of the Company’s common stock at the end of each repurchase contract term at prices based on a formula that was expected to deliver an effective, average repurchase price per share below the volume weighted-average price of the common stock over the term of the relevant contract. The majority of the $3.6 billion prepayment was funded through borrowings under the Company’s revolving credit facility and/or commercial paper programs. Through August 4, 2006, the Company repurchased approximately 208 million shares of common stock for approximately $3.6 billion, which completed the buybacks under the prepaid stock repurchase contracts.
Common Stock Dividends
     On March 15, 2006 and June 15, 2006, the Company paid a cash dividend of $0.05 per share on its common stock to shareholders of record on February 28, 2006 and May 31, 2006, respectively. On September 15, 2006, the Company paid a cash dividend of $0.055 per share on its common stock to shareholders of record on August 31, 2006. The total amount of dividends paid during the first nine months of 2006 was $658 million.
9. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. A summary of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
components of the net periodic benefit cost from continuing operations recognized by substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and nine months ended September 30, 2006 and 2005 are as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International		Domestic		International
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$38	$32	$6	$5	$112	$96	$18	$15
Interest cost	45	43	9	9	137	128	27	26
Expected return on plan assets	(56)	(52)	(12)	(10)	(169)	(156)	(37)	(31)
Amounts amortized	19	15	2	2	57	44	6	6

Net periodic benefit costs	$46	$38	$5	$6	$137	$112	$14	$16

Contributions	$5	$5	$—	$22	$15	$14	$4	$30

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
10. MERGER, RESTRUCTURING AND SHUTDOWN COSTS
Merger Costs
Adelphia/Comcast Transactions Merger-Related Costs
     The Company has incurred non-capitalizable merger-related costs of approximately $37 million at the Cable segment related primarily to consulting fees concerning integration planning for the Adelphia/Comcast Transactions. For the three and nine months ended September 30, 2006, the Company incurred costs of $18 million and $29 million, respectively. Of the $8 million incurred during the year ended December 31, 2005, $2 million was incurred during the three and nine months ended September 30, 2005.
     As of September 30, 2006, payments of $35 million have been made against this accrual. Of this amount, $23 million and $31 million was paid for the three and nine months ended September 30, 2006, respectively. Of the $4 million paid in 2005, $1 million was paid in the three and nine months ended September 30, 2005. The remaining liability of $2 million was classified as a current liability in the accompanying consolidated balance sheet.
Merger Costs Capitalized as a Cost of Acquisition
AOL-Historic TW Merger
     In connection with the AOL-Historic TW Merger, the Company reviewed its operations and implemented several plans to restructure the operations of both companies. As of December 31, 2005, out of the original $1.031 billion charge, approximately $32 million of liabilities remained. During the three and nine months ended September 30, 2006, $1 million and $7 million was paid against these liabilities, respectively, and for the nine months ended September 30, 2006, $1 million was recorded as a noncash reduction, which represents adjustments to the restructuring accrual, with a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.
     As of September 30, 2006, the remaining liability was $24 million, $3 million of which was classified as a current liability, with the remaining $21 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Court TV
     In connection with the acquisition of Court TV (Note 4), the Company incurred approximately $61 million in capitalizable merger costs that were charged against goodwill. These costs primarily related to employee terminations and lease terminations. Of the $61 million incurred, payments of $26 million have been made against this accrual for the nine months ended September 30, 2006.
     As of September 30, 2006, out of the remaining liability of $35 million, $13 million was classified as a current liability, with the remaining $22 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts relating to these liabilities are expected to be paid through 2014.
Restructuring and Shutdown Costs
     For the three and nine months ended September 30, 2006, the Company incurred restructuring and shutdown costs of $55 million and $176 million, respectively, including costs of $1 million and $6 million, respectively, related to prior years restructuring initiatives.
2006 Restructuring Costs
     The 2006 restructuring initiatives were primarily related to various employee terminations. For the three and nine months ended September 30, 2006, the Company incurred restructuring costs of $34 million and $98 million, respectively, including $27 million and $42 million, respectively, at the AOL segment for the three and nine months ended September 30, 2006, $4 million and $14 million, respectively, at the Cable segment for the three and nine months ended September 30, 2006, $3 million and $37 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2006 and $5 million at the Corporate segment for the nine months ended September 30, 2006. Included in the costs for the AOL segment for the three and nine months ended September 30, 2006 was the write down of prepaid marketing materials inventory of approximately $15 million.
2006 Shutdown Costs
     The results for the three and nine months ended September 30, 2006 include shutdown costs of $38 million and $119 million, respectively, at The WB Network in connection with the agreement between Warner Bros. and CBS to form a new fully-distributed national broadcast network, The CW. Included in the shutdown costs are charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $18 million and $47 million has been eliminated in consolidation, resulting in a net pretax charge of $20 million and $72 million, respectively, for the three and nine months ended September 30, 2006.
     In connection with the 2006 restructuring and shutdown activities discussed above, the total number of employees estimated to be terminated across all Time Warner divisions was approximately 2,000. As of September 30, 2006, approximately 1,750 employees had been terminated. During the three and nine months ended September 30, 2006, $36 million and $77 million, respectively, was paid against these liabilities.
     As of September 30, 2006, out of the remaining liability of $78 million, $67 million was classified as a current liability, with the remaining $11 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts relating to these liabilities are expected to be paid through 2010.
2005 Restructuring Costs
     During 2005, the Company incurred restructuring costs of approximately $116 million, including $17 million at the AOL segment, $34 million at the Cable segment, $33 million at the Filmed Entertainment segment, $4 million at the Networks segment and $28 million at the Publishing segment. These charges primarily related to various employee terminations, and the total number of employees to be terminated was 1,333. As of September 30, 2006, all 1,333 employees had been terminated. The termination costs occurred across each of the segments and ranged from senior executives to line personnel. In addition, the Company also expensed $1 million and $5 million, respectively, at the Filmed Entertainment segment for the three and nine months ended September 30, 2006 and $1 million at the AOL segment for the nine months ended September 30, 2006 as a result of changes in estimates of previously established restructuring accruals.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     As of September 30, 2006, the remaining liability was $41 million, $28 million of which was classified as a current liability, with the remaining $13 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2011.
     Selected information relating to the 2005 restructuring costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
2005 accruals (a)	$109	$7	$116
Cash paid — 2005(b)	(23)	(2)	(25)

Remaining liability as of December 31, 2005	86	5	91
Additional accruals	6	—	6
Cash paid — 2006(c)	(54)	(2)	(56)

Remaining liability as of September 30, 2006	$38	$3	$41

(a)	Of the $116 million charge, $3 million was incurred during the three months ended September 30, 2005 and $33 million was incurred during the nine months ended September 30, 2005.

(b)	Of the $25 million paid in 2005, $3 million was paid during the three months ended September 30, 2005 and $6 million was paid during the nine months ended September 30, 2005.

(c)	Of the $56 million paid in 2006, $8 million was paid during the three months ended September 30, 2006.
2004 and Prior Restructuring Costs
     The Company incurred various restructuring charges prior to 2005 with remaining accruals totaling $34 million as of December 31, 2005 and $24 million as of September 30, 2006. During the three and nine months ended September 30, 2006, $1 million and $10 million, respectively, was paid against these liabilities. The first nine months of 2005 results included a $7 million net noncash reduction as a result of changes in estimates of previously established restructuring accruals that were no longer required at the AOL segment.
     As of September 30, 2006, the remaining liability was $24 million, $5 million of which was classified as a current liability, with the remaining $19 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.
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
     Three Months Ended September 30, 2006

	Subscription	Advertising	Content	Other	Total
			(millions)
Revenues
AOL	$1,455	$479	$—	$49	$1,983
Cable	3,031	178	—	—	3,209
Filmed Entertainment	—	10	2,311	69	2,390
Networks	1,460	741	236	51	2,488
Publishing	405	684	21	151	1,261
Intersegment elimination	(203)	(32)	(180)	(4)	(419)

Total revenues	$6,148	$2,060	$2,388	$316	$10,912

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Three Months Ended September 30, 2005

	Subscription	Advertising	Content	Other	Total
			(millions)
			(recast)
Revenues
AOL	$1,665	$328	$—	$48	$2,041
Cable	2,103	124	—	—	2,227
Filmed Entertainment	—	1	2,620	29	2,650
Networks	1,335	699	308	46	2,388
Publishing	400	650	25	175	1,250
Intersegment elimination	(125)	(40)	(132)	(15)	(312)

Total revenues	$5,378	$1,762	$2,821	$283	$10,244

Nine Months Ended September 30, 2006

	Subscription	Advertising	Content	Other	Total
			(millions)
Revenues
AOL	$4,539	$1,320	$—	$151	$6,010
Cable	7,696	420	—	—	8,116
Filmed Entertainment	—	11	7,316	205	7,532
Networks	4,412	2,407	665	110	7,594
Publishing	1,175	2,024	60	450	3,709
Intersegment elimination	(488)	(98)	(591)	(26)	(1,203)

Total revenues	$17,334	$6,084	$7,450	$890	$31,758

Nine Months Ended September 30, 2005

	Subscription	Advertising	Content	Other	Total
			(millions)
			(recast)
Revenues
AOL	$5,173	$959	$—	$139	$6,271
Cable	6,135	362	—	—	6,497
Filmed Entertainment	—	6	8,156	138	8,300
Networks	4,034	2,236	779	93	7,142
Publishing	1,202	1,964	70	494	3,730
Intersegment elimination	(367)	(121)	(534)	(40)	(1,062)

Total revenues	$16,177	$5,406	$8,471	$824	$30,878

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
between divisions within the same reporting segment (e.g., a transaction between HBO and Turner within the Networks segment) are eliminated in arriving at segment performance and, therefore, do not themselves impact segment results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Intersegment Revenues(a)
AOL	$12	$7	$39	$18
Cable	6	10	20	30
Filmed Entertainment	174	161	567	539
Networks	216	110	537	409
Publishing	11	24	40	66

Total intersegment revenues	$419	$312	$1,203	$1,062

(a)	Intersegment revenues include intercompany Advertising revenues of $32 million and $40 million for the three months ended September 30, 2006 and 2005, respectively, and $98 million and $121 million for the nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Operating Income before Depreciation and Amortization
AOL(a)	$563	$465	$1,512	$1,509
Cable	1,119	871	2,920	2,424
Filmed Entertainment	210	243	896	835
Networks(b)	600	734	2,165	2,169
Publishing(c)	270	261	658	707
Corporate(d)	(126)	(120)	(378)	(3,349)
Intersegment elimination	(14)	(14)	8	(15)

Total Operating Income before Depreciation and Amortization	$2,622	$2,440	$7,781	$4,280

(a)	For the nine months ended September 30, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Securities Solution (“NSS”). For the nine months ended September 30, 2005, includes a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc (“AOLA”) and a $5 million gain related to the sale of a building.

(b)	For the three and nine months ended September 30, 2006, includes a $200 million noncash goodwill impairment charge related to The WB Network.

(c)	For the nine months ended September 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc., which was previously fully reserved due to concerns about recoverability.

(d)	For the nine months ended September 30, 2006, includes a $20 million gain on the sale of two aircraft. For the three and nine months ended September 30, 2006, includes $29 million and $90 million, respectively, in net expenses related to securities litigation and government investigations. For the nine months ended September 30, 2005, includes $3 billion in legal reserves related to the government investigations. For the three and nine months ended September 30, 2005, includes $16 million and $25 million, respectively, in net expenses related to securities litigation and government investigations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(129)	$(134)	$(383)	$(419)
Cable	(513)	(383)	(1,281)	(1,088)
Filmed Entertainment	(35)	(29)	(103)	(89)
Networks	(70)	(61)	(208)	(173)
Publishing	(27)	(30)	(85)	(93)
Corporate	(12)	(13)	(34)	(32)

Total depreciation of property, plant and equipment	$(786)	$(650)	$(2,094)	$(1,894)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(37)	$(43)	$(119)	$(137)
Cable	(56)	(17)	(93)	(54)
Filmed Entertainment	(55)	(53)	(164)	(157)
Networks	(4)	(6)	(12)	(18)
Publishing	(17)	(22)	(46)	(72)

Total amortization of intangible assets	$(169)	$(141)	$(434)	$(438)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(recast)		(recast)
	(millions)		(millions)
Operating Income (Loss)
AOL(a)	$397	$288	$1,010	$953
Cable	550	471	1,546	1,282
Filmed Entertainment	120	161	629	589
Networks(b)	526	667	1,945	1,978
Publishing(c)	226	209	527	542
Corporate(d)	(138)	(133)	(412)	(3,381)
Intersegment elimination	(14)	(14)	8	(15)

Total Operating Income	$1,667	$1,649	$5,253	$1,948

(a)	For the nine months ended September 30, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the nine months ended September 30, 2005, includes a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, a $24 million noncash impairment charge related to goodwill associated with AOLA and a $5 million gain related to the sale of a building.

(b)	For the three and nine months ended September 30, 2006, includes a $200 million noncash goodwill impairment charge related to The WB Network.

(c)	For the nine months ended September 30, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc., which was previously fully reserved due to concerns about recoverability.

(d)	For the nine months ended September 30, 2006, includes a $20 million gain on the sale of two aircraft. For the three and nine months ended September 30, 2006, includes $29 million and $90 million, respectively, in net expenses related to securities litigation and government investigations. For the nine months ended September 30, 2005, includes $3 billion in legal reserves related to the government investigations. For the three and nine months ended September 30, 2005, includes $16 million and $25 million, respectively, in net expenses related to securities litigation and government investigations.

	September 30,	December 31,
	2006	2005
		(recast)
	(millions)
Assets
AOL	$5,740	$5,872
Cable	55,439	43,677
Filmed Entertainment	17,822	17,796
Networks	34,508	34,425
Publishing	14,721	14,682
Corporate	2,351	6,292

Total assets	$130,581	$122,744

12. COMMITMENTS AND CONTINGENCIES
Securities Matters
Consolidated Securities Class Action
     During the Summer and Fall of 2002, 30 shareholder class action lawsuits were filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, AOL. These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purported to be made on behalf of certain shareholders of the Company and alleged that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claimed that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also alleged that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits sought an unspecified amount in compensatory damages. All of these lawsuits were centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under ERISA described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. Additional lawsuits brought by individual shareholders were also filed, and the federal actions were transferred and/or consolidated for pretrial proceedings.
     The Minnesota State Board of Investment (“MSBI”) was designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its registration statements and joint proxy statement-prospectus related to the AOL-Historic TW Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On July 14, 2003, the defendants filed a motion to dismiss the consolidated amended complaint. On May 5, 2004, the district court granted in part the defendants’ motion, dismissing all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowing the remaining claims against the Company and certain other defendants to proceed. On August 11, 2004, the court granted MSBI’s motion to file a second amended complaint. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs could not establish loss causation for any of their claims, and thus plaintiffs did not have any recoverable damages. On April 8, 2005, MSBI moved for leave to file a third amended complaint to add certain new factual allegations and four additional individual defendants.
     In July 2005, the Company reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also agreed to a settlement in this litigation matter and paid $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid in connection with the settlement of its SEC investigation will be distributed to investors through the settlement pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006. The administration of the settlement is ongoing.
Other Related Securities Litigation Matters
     During the Fall of 2002 and Winter of 2003, three putative class action lawsuits were filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits named as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits alleged that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints sought unspecified damages and unspecified equitable relief. The ERISA actions were consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part and denied in part the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The Company filed an answer to the consolidated ERISA complaint on May 20, 2005. On January 17, 2006, plaintiffs filed a motion for class certification. On the same day, defendants filed a motion for summary judgment on the basis that

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
plaintiffs could not establish loss causation for any of their claims and therefore had no recoverable damages, as well as a motion for judgment on the pleadings on the basis that plaintiffs did not have standing to bring their claims. The parties reached an agreement to resolve this matter, and submitted their settlement agreement and associated documentation to the court for approval. A preliminary approval hearing was held on April 26, 2006 and the court granted preliminary approval of the settlement in an opinion dated May 1, 2006. A final approval hearing was held on July 19, 2006, and the court granted final approval of the settlement in an opinion dated September 27, 2006. On October 25, 2006, one of the objectors to this settlement filed a notice of appeal of this decision. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.
     During the Summer and Fall of 2002, 11 shareholder derivative lawsuits were filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three were filed in New York State Supreme Court for the County of New York, four were filed in the U.S. District Court for the Southern District of New York and four were filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints alleged that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues and by failing to conduct adequate due diligence in connection with the AOL-Historic TW Merger, that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further alleged that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits requested that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County were consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On September 16, 2005, plaintiffs in that action filed a motion for leave to file a second amended complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds, and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York were centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. On April 20, 2006, plaintiffs in the four lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County filed a new complaint in the U.S. District Court for the Southern District of New York. The parties to all of these actions subsequently reached an agreement to resolve all remaining matters, and submitted their settlement agreement and associated documentation to the federal district court in New York for approval. A preliminary approval hearing was held on April 26, 2006, and the court granted preliminary approval of the settlement in an opinion dated May 10, 2006. A final approval hearing was held on June 28, 2006, and the court granted final approval of the settlement in an opinion dated September 6, 2006. The time to appeal that decision has expired. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.
     In late 2005 and early 2006, additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action described above, and some have since filed lawsuits in various federal jurisdictions, including: DEKA Investment GMBH et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on December 30, 2005; Nw. Mut. Life Found., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Wisconsin on January 30, 2006; Cement Masons’ Pension Trust for N. Cal., Inc. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of California on January 30, 2006; 1199 SEIU Greater New York Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of New York on January 30, 2006; Capstone Asset Management Co. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on January 30, 2006; Beaver County Ret. Bd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Pennsylvania on January 30, 2006; Carpenters’ Pension Fund of Ill. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court of the Northern District of Illinois on January 31, 2006; Teachers’ Ret. Sys. of the State of Ill. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Illinois on January 31, 2006; S. Cal. Lathing Indus. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Central District of California on January 31, 2006; Wayne County Emps.’ Ret. Sys. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on January 31, 2006; Carpenters Ret. Trust of Western Washington et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Western District of Washington on February 1, 2006; Alaska Elec. Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Alaska on February 1, 2006; I.A.M. Nat’l Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 1, 2006; Municipal Employers’ Ret. Sys. of Mich. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; Charter Twp. of Clinton Police & Fire Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Michigan on February 1, 2006; United Food and Commercial Workers Union Local 880 — Retail Food Employers Joint Pension Fund et al. v. AOL Time Warner Inc. et al., filed in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the U.S. District Court for the Northern District of Ohio on February 2, 2006; Vermont State Emps.’ Ret. Sys. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Vermont on February 2, 2006; Nat’l Asbestos Workers Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Maryland on February 2, 2006; Nat’l Elevator Indus. Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Pennsylvania on February 3, 2006; Emps.’ Ret. Sys. of the State of Hawaii v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Hawaii on February 3, 2006; Laborers’ Nat’l Pension Fund v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of Texas on February 3, 2006; Robeco Groep N.V. for Robeco N.V. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 3, 2006; Norges Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 3, 2006; Hawaii Electricians’ Annuity Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 7, 2006; Frost Nat’l Bank et al. v. AOL Time Warner Inc. et al. filed in the U.S. District Court for the Southern District of Texas on February 7, 2006; Heavy & General Laborers’ Locals 472 & 172 Pension and Annuity Funds et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Jersey on February 8, 2006; B.S. Pension Fund Trustee Ltd. et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; CSS Board ABN 19415 776861 et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of the District of Columbia on February 9, 2006; Carpenters’ Pension Trust Fund of St. Louis v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Eastern District of Missouri on February 9, 2006; The West Virginia Laborers’ Trust Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of West Virginia on February 9, 2006; Boilermakers Nat’l Health & Welfare Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Kansas on February 10, 2006; Plumbers & Pipefitters Local 152 Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Northern District of West Virginia on February 13, 2006; New Mexico Education et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of New Mexico on February 14, 2006; Hibernia Nat’l Bank v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the Southern District of Texas on February 16, 2006; and New England Health Care Employees Pension Fund et al. v. AOL Time Warner Inc. et al., filed in the U.S. District Court for the District of Massachusetts on February 16, 2006. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above, and all of these cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings. In May 2006, amended complaints were filed in thirty-five of these cases. In June 2006, the Company filed a motion to dismiss and a motion for partial summary judgment in these thirty-five cases, which seek to dismiss some or all of the complaints and/or to preclude recovery of alleged damages incurred prior to July 2002 based on loss causation principles. In addition, with respect to the DEKA Investment GMBH lawsuit listed above, in September 2006, the Company filed a motion to dismiss plaintiffs’ complaint and plaintiffs have filed a motion for partial summary judgment with respect to liability. Additional cases filed by opt-out shareholders in state courts are described below. The Company intends to defend against these lawsuits vigorously.
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
     On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the AOL-Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles. On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction. The court issued a series of rulings on threshold issues presented by the motions to dismiss on May 12, July 22 and August 2, 2005. These rulings granted in part and denied in part the relief sought by defendants, subject to plaintiffs’ right to make a prima facie evidentiary showing to support certain dismissed claims. In January 2006, the Los Angeles County Employees Retirement Agency, which had filed one of the three related cases

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
described above, voluntarily dismissed its lawsuit; an order of dismissal was entered on January 17, 2006. Also in January 2006, two additional individual actions were filed in California Superior Court against the Company and, in one instance, Ernst & Young LLP and certain former officers, directors and executives of the Company. Both of these additional individual actions assert claims substantially identical to those asserted in the four actions already coordinated in California Superior Court, and have been consolidated with the other coordinated proceedings. A trial on certain issues that relate, in part, to liability issues is scheduled in the coordinated proceedings for March of 2007. The Company intends to defend against these lawsuits vigorously.
     On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 8, 2004, the court granted in part the Company’s motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed. The Company answered the complaint on February 22, 2005. On November 17, 2005, the court granted the jurisdictional motions of twenty-five of the individual defendants, and dismissed them from the case. The court has informed the parties that it intends for this matter to be ready for trial by Spring of 2007. The Company intends to defend against this lawsuit vigorously.
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
     On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska, naming as defendants the Company, certain current and former officers, directors and employees of the Company, AOL, Historic TW, Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs seek unspecified compensatory and punitive damages. On July 26, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On August 13, 2004, the Company filed a motion to dismiss plaintiffs’ complaint. On August 10, 2005, the court issued an order granting in part and denying in part the motions to dismiss for failure to state a claim. With respect to the jurisdictional motions, the court delayed its ruling 90 days to permit plaintiffs to conduct additional discovery and supplement the allegations in the complaint. On September 9, 2005, plaintiffs moved for leave to amend their complaint. That motion was granted by the court and plaintiffs’ filed their amended complaint on October 10, 2005. On October 13, 2006, plaintiffs filed a motion for partial summary judgment with respect to one of their state law claims. The Company intends to defend against this lawsuit vigorously.
     On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleges that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. The Ninth Circuit heard oral argument on this appeal on February 6, 2006 and issued an opinion on June 30, 2006 affirming the lower court’s decision and remanding the case to the district court for further proceedings. On September 28, 2006, plaintiff filed a motion for leave to amend the complaint. A hearing is set for December 2006 to determine whether amendment should be allowed under the Ninth Circuit’s decision. In addition, on October 20, 2006, the Company joined its co-defendants in filing a petition for certiorari with the Supreme Court of the United States, which seeks reconsideration of the Ninth Circuit’s decision. The Company intends to defend against this lawsuit vigorously.
     On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs allege that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and are alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, AOL and certain former officers and employees, and have been consolidated with the Nevada action. On February 17, 2005, the Judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. The parties have agreed to settle this matter. The court granted preliminary approval of the proposed settlement in an order dated July 18, 2006 and granted final approval of the settlement in an order dated October 10, 2006. The administration of the settlement is ongoing. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.
     In addition to the $2.4 billion reserve established in connection with the agreement in principle regarding the settlement of the MSBI consolidated securities class action, during the second quarter of 2005, the Company established an additional reserve totaling $600 million in connection with the other related securities litigation matters described in this section that were pending against the Company, including the remaining individual shareholder suits (including suits brought by individual shareholders who decided to “opt-out” of the settlement in the primary securities class action), the derivative actions and the actions alleging violations of ERISA. Of this amount, through October 30, 2006, the Company has paid, or has agreed to pay, approximately $354 million, after considering probable insurance recoveries, to settle certain of these claims. The Company also has engaged in, or may in the future engage in, mediation in an attempt to resolve the remaining cases brought by shareholders who elected to “opt out” of the settlement in the consolidated securities class action. The mediation efforts conducted to date have not been fruitful in certain of these matters, and trials are expected in certain of these matters during 2007. In these matters, plaintiffs have claimed several billion dollars in aggregated damages. The Company intends to defend these lawsuits vigorously, including through trial. It is possible, however, that the ultimate amount paid to resolve all unsettled litigation in these matters could be materially greater than the remaining reserve.
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
     Under the terms of the settlement with the SEC, the Company agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL in May 2000. The settlement also required the Company to:
•	Pay a $300 million penalty, which will be used for a Fair Fund, as authorized under the Sarbanes-Oxley Act;

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
•	Adjust its historical accounting for Advertising revenues in certain transactions with Bertelsmann, A.G. that were improperly or prematurely recognized, primarily in the second half of 2000, during 2001 and during 2002; as well as adjust its historical accounting for transactions involving three other AOL customers where there were Advertising revenues recognized in the second half of 2000 and during 2001;

•	Adjust its historical accounting for its investment in and consolidation of AOL Europe; and

•	Agree to the appointment of an independent examiner, who would either be or hire a certified public accountant. The independent examiner would review whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP, and provide a report to the Company’s audit and finance committee of its conclusions, originally within 180 days of being engaged. The transactions that would be reviewed were entered into between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which revenue was principally recognized before January 1, 2002.
     The Company paid the $300 million penalty in March 2005; however, it is unable to deduct the penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. As described above, the district court judge presiding over the $300 million fund has approved the SEC’s plan to distribute the monies to investors through the settlement in the consolidated class action, as provided in its order. Historical accounting adjustments related to the SEC settlement were reflected in the restatement of the Company’s financial results for each of the years ended December 31, 2000 through December 31, 2003 included in the Company’s 2004 Form 10-K.
     During the third quarter of 2006, the independent examiner completed his review and, in accordance with the terms of the SEC settlement, provided a report to the Company’s audit and finance committee of his conclusions. As a result of the conclusions, the Company’s consolidated financial results were restated for each of the years ended December 31, 2000 through December 31, 2005 and for the three months ended March 31, 2006 and the three and six months ended June 30, 2006. The impact of the adjustments made is reflected in the 2005 Form 10-K, the March 2006 Form 10-Q and the June 2006 Form 10-Q .
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     On September 1, 2006, Ronald A. Katz Technology Licensing, L. P. filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and AOL, among other defendants, infringe a number of patents purportedly relating to customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against the claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
13. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Nine Months Ended September 30,
	2006	2005
Cash payments made for interest	$(1,214)	$(1,088)
Interest income received	108	174

Cash interest payments, net	$(1,106)	$(914)

Cash payments made for income taxes	$(372)	$(419)
Income tax refunds received	32	62

Cash tax payments, net	$(340)	$(357)

     The consolidated statement of cash flows reflects approximately $109 million of common stock repurchases that were included in Other current liabilities at December 31, 2005 but for which payment was not made until the first quarter of 2006. Additionally, the consolidated statement of cash flows does not reflect approximately $172 million of common stock repurchases included in Other current liabilities, because this amount was not paid at September 30, 2006. Noncash financing and investing activities during the nine months ended September 30, 2006 included shares of TWC’s common stock, valued at $5.5 billion, delivered as part of the purchase price for the assets acquired in the Adelphia Acquisition, Urban Cable, with a fair value of $190 million, transferred as part of the Exchange and cable systems with a fair value of $3.1 billion transferred by TWC in the Redemptions.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$63	$106	$239	$269
Interest expense	(542)	(388)	(1,354)	(1,221)

Total interest expense, net	$(479)	$(282)	$(1,115)	$(952)

Other Income, Net
     Other income, net, consists of (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Investment gains, net	$729	$10	$1,044	$1,015
Gain (loss) on WMG option	—	—	—	53
Income on equity method investees	14	(6)	56	41
Losses on accounts receivable securitization programs	(13)	(10)	(39)	(26)
Other	(16)	15	13	26

Total other income, net	$714	$9	$1,074	$1,109

Other Current Liabilities
     Other current liabilities consist of (millions):

	September 30,	December 31,
	2006	2005
		(recast)
Accrued expenses	$4,116	$4,651
Accrued compensation	1,181	1,305
Liabilities held for sale	224	—
Accrued income taxes	152	157

Total other current liabilities	$5,673	$6,113

Part II. Other Information
Item 1. Legal Proceedings
Securities Matters
     Consolidated Securities Class Action
     Reference is made to the shareholder class action lawsuits described on page 60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), on page 68 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”) and page 73 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Form 10-Q”). The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses, and the administration of the settlement of these lawsuits is ongoing.
     Other Related Securities Litigation Matters
     Reference is made to the shareholder derivative, ERISA and individual securities matters described on pages 61-66 of the 2005 Form 10-K, page 68 of the March 2006 Form 10-Q and page 73 of the June 2006 Form 10-Q. As previously disclosed, during the second quarter of 2005, the Company established a reserve totaling $600 million in connection with these related securities litigation matters. Of this $600 million reserve, through October 30, 2006, the Company has paid, or has agreed to pay, approximately $354 million, after considering probable insurance recoveries, to settle certain of these claims.
     Reference is made to the consolidated ERISA class action lawsuits described on page 61 of the 2005 Form 10-K, page 68 of the March 2006 Form 10-Q and page 73 of the June 2006 Form 10-Q. The court granted final approval of the parties’ settlement in an opinion dated September 27, 2006. On October 25, 2006, one of the objectors to this settlement filed a notice of appeal of this decision. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.
     Reference is made to the shareholder derivative lawsuits described on page 61 of the 2005 Form 10-K, page 68 of the March 2006 Form 10-Q and page 73 of the June 2006 Form 10-Q. The court granted final approval of the parties’ settlement in an opinion dated September 6, 2006, and the time to appeal that decision has expired. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.
     Reference is made to the lawsuits described on page 62 of the 2005 Form 10-K, page 68 of the March 2006 Form 10-Q and page 73 of the June 2006 Form 10-Q filed by shareholders who determined to “opt-out” of the settlement reached in the consolidated federal securities class action. With respect to the lawsuit filed by DEKA Investment GMBH et al., in September 2006, the Company filed a motion to dismiss plaintiffs’ complaint, and plaintiffs have filed a motion for partial summary judgment with respect to liability. In addition, although the Company has been engaging in mediation efforts in an attempt to resolve the remaining “opt-out” cases, trials are expected in certain of these matters during 2007.
     Reference is made to the lawsuit filed by the Regents of the University of California et al. described on page 64 of the 2005 Form 10-K. The two additional individual actions filed in January 2006 have been consolidated with the other coordinated proceedings in California Superior Court, and a trial on certain issues that relate, in part, to liability issues is scheduled in the coordinated proceedings for March of 2007.
     Reference is made to the lawsuit filed by the Ohio Public Employees Retirement System et al. described on page 64 of the 2005 Form 10-K. The court has informed the parties that it intends for this matter to be ready for trial by Spring of 2007.
     Reference is made to the lawsuit filed by the Alaska State Department of Revenue et al. described on page 65 of the 2005 Form 10-K. On October 13, 2006, plaintiffs filed a motion for partial summary judgment with respect to one of their state law claims.
     Reference is made to the lawsuit filed on behalf of purchasers of stock in Homestore.com, Inc. described on page 65 of the 2005 Form 10-K and page 73 of the June 2006 Form 10-Q. On September 28, 2006, plaintiff filed a motion for leave to amend the complaint. A hearing is set for December 2006 to determine whether amendment should be allowed under the Ninth Circuit Court of Appeals’ June 2006 decision. In addition, on October 20, 2006, the Company joined its co-defendants in filing a petition for certiorari with the Supreme Court of the United States, which seeks reconsideration of the Ninth Circuit’s decision.

     Reference is made to the lawsuits filed on behalf of purchasers of stock in PurchasePro.com, Inc. described on page 66 of the 2005 Form 10-K and page 73 of the June 2006 Form 10-Q. The court granted final approval of the settlement of these lawsuits in an order dated October 10, 2006. The administration of the settlement is ongoing. The aggregate amount for which the Company has settled this as well as related lawsuits is described above.
Government Investigations
     Reference is made to the investigation the SEC had been conducting into the accounting and disclosure practices of the Company described on page 66 of the 2005 Form 10-K. During the third quarter of 2006, the independent examiner completed his review of whether the Company’s historical accounting for transactions with 17 counterparties identified by the SEC staff was in conformity with GAAP, and, in accordance with the terms of the SEC settlement, provided a report to the Company’s audit and finance committee of his conclusions. As a result of the conclusions, the Company’s consolidated financial results were restated for each of the years ended December 31, 2000 through December 31, 2005 and for the three months ended March 31, 2006 and the three and six months ended June 30, 2006. The impact of the adjustments made is reflected in amendments to the 2005 Form 10-K, the March 2006 Form 10-Q and the June 2006 Form 10-Q that were filed with the SEC on September 13, 2006.
Other Matters
     On September 1, 2006, Ronald A. Katz Technology Licensing, L. P. filed a complaint in the U.S. District Court for the District of Delaware alleging that Time Warner Cable Inc. and AOL LLC, among other defendants, infringe a number of patents purportedly relating to customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against the claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.
Item 1A. Risk Factors.
     As discussed above, on July 31, 2006, the Company completed the Adelphia/Comcast Transactions. The following risk factor has been included as a result of these transactions and should be read in conjunction with the Risk Factors set forth in the 2005 Form 10-K, the March 2006 Form 10-Q and the June 2006 Form 10-Q.
     The IRS and state and local tax authorities may challenge the tax characterizations of the Adelphia Acquisition, the Redemptions and the Exchange, or TWC’s related valuations, and any successful challenge by the IRS or state or local tax authorities could materially adversely affect TWC’s tax profile, significantly increase its future cash tax payments and significantly reduce its future earnings and cash flow. The Adelphia Acquisition was designed to be a fully taxable asset sale, the TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the TWE Redemption was designed as a redemption of Comcast’s partnership interest in TWE, and the Exchange was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or TWC’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect TWC’s tax profile (including its ability to recognize the intended tax benefits from the Transactions), significantly increase its future cash tax payments and significantly reduce its future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Conversion of Shares of Series LMCN-V Common Stock
     On August 14, 2006, the Company issued 24,744,621 shares of the Company’s common stock, par value $.01 per share (“Common Stock”), upon conversion by three wholly owned subsidiaries of Liberty Media Corporation (collectively, “Liberty”) of an aggregate of 24,744,621 shares of the Company’s Series LMCN-V Common Stock (“LMCN-V Stock”) held by Liberty. As a result of this conversion, the number of issued and outstanding shares of Common Stock increased by 24,744,621, and the number of issued and outstanding shares of LMCN-V Stock decreased by the same amount. Immediately following this conversion, Liberty held 18,784,759 shares of LMCN-V Stock. The calculations of the Company’s basic and diluted earnings per share are not affected by this conversion because the issued and outstanding shares of LMCN-V Stock historically have been included in such per share calculations. In connection with the issuance of Common Stock upon the conversion of the LMCN-V Stock, the Company relied on the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended September 30, 2006 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs
July 1, 2006 - July 31, 2006	17,886,461	$16.34	17,884,890	$8,276,121,434
August 1, 2006 - August 31, 2006	20,327,894	$16.38	20,327,766	$7,943,200,002
September 1, 2006 - September 30, 2006	51,385,366	$17.60	51,379,400	$7,038,805,737

Total	89,599,721	$17.07	89,592,056

(1)	The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the publicly announced stock repurchase program described in footnote (3) below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 1,571 shares, 128 shares and 5,966 shares, respectively, for the months of July, August and September.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)	On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period. On November 2, 2005, the Company announced the increase of the amount that may be repurchased under the Company’s publicly announced stock repurchase program to an aggregate of up to $12.5 billion of Common Stock. In addition, on February 17, 2006, the Company announced the increase of its stock repurchase program and extension of the program’s ending date. Under the extended program, the Company has authority to repurchase up to an aggregate of $20 billion of Common Stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future. In the third quarter of 2006, repurchases under such trading programs included some repurchases pursuant to prepaid stock repurchase contracts, which the Company entered into and announced in May 2006.
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

TIME WARNER INC.
(Registrant)

Date: November 1, 2006	/s/ Wayne H. Pace
Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
4.1	Tenth Supplemental Indenture, dated as of October 18, 2006, among Historic TW Inc., Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Cable Inc. (“TWC”), TW NY Cable Holding Inc., Time Warner NY Cable LLC, American Television and Communications Corporation, Warner Communications Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 18, 2006 and filed with the SEC on October 18, 2006).

10.1	Registration Rights and Sale Agreement, dated as of July 31, 2006, by and between Adelphia Communications Corporation and TWC (incorporated by reference to Exhibit 99.6 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A dated July 31, 2006 and filed with the SEC on October 13, 2006 (the “October 13 Form 8-K/A”)).

10.2	Letter Agreement, dated July 31, 2006, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, MOC Holdco II, Inc., TWE Holdings I Trust, TWE Holdings II Trust, Cable Holdco II Inc., Cable Holdco III LLC, TWE Holding I LLC, TWC, TWE, Comcast Corporation (“Comcast”) and the Company, relating to the redemptions of Comcast’s interests in TWC and TWE (incorporated by reference to Exhibit 99.7 to the October 13 Form 8-K/A).

10.3	Letter Agreement, dated October 13, 2006, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, MOC Holdco II, Inc., TWE Holdings I Trust, TWE Holdings II Trust, Comcast of Arkansas/Florida/Louisiana/Minnesota/Mississippi/Tennessee, Inc., Comcast of Louisiana/Mississippi/Texas, LLC, TWC, TWE, Comcast and the Company, relating to the redemptions of Comcast’s interests in TWC and TWE (incorporated by reference to Exhibit 99.8 to the October 13 Form 8-K/A).

10.4	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2006, by and among Comcast, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast of Georgia, Inc., Comcast of Texas I, LP, Comcast of Texas II, LP, Comcast of Indiana/Michigan/Texas, LP, TCI Holdings, Inc., TWC and Time Warner NY Cable LLC (incorporated by reference to Exhibit 99.9 to the October 13 Form 8-K/A).

10.5	Letter Agreement, dated October 13, 2006, by and among Comcast, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast of Georgia/Virginia, Inc., Comcast TW Exchange Holdings I, LP, Comcast TW Exchange Holdings II, LP, Comcast of California/Colorado/Illinois/Indiana/Michigan, LP, Comcast of Florida/Pennsylvania L.P., Comcast of Pennsylvania II, L.P., TCI Holdings, Inc., TWC and Time Warner NY Cable LLC, relating to the exchange of cable systems (incorporated by reference to Exhibit 99.10 to the October 13 Form 8-K/A).

10.6	Form of Restricted Stock Units Agreement, RSU Agreement, Version 2 (Full Vesting on Termination without cause) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006 and filed with the SEC on October 27, 2006).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.